Form 10-K
period 1993-12-31
CEDAR FAIR L P
filed 1994-03-23
CIK 811532

                                     FORM 10 - K

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1993

                            Commission file number 1-9444

                                  CEDAR FAIR, L.P.
               (Exact name of registrant as specified in its charter)

                   DELAWARE                            34-1560655
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

                      P.O. BOX 5006, Sandusky, Ohio  44871-8006
                (Address of principal executive offices)  (zip code)

         Registrant's telephone number, including area code   (419) 626-0830

             Securities registered pursuant to Section 12(b) of the Act:

             Title of each class             Name of each exchange on which
                                                       registered
               Depositary Units                  New York Stock Exchange
        (Representing Limited Partner
                  Interests)

          Securities registered pursuant to section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark  if disclosure of  delinquent filers pursuant  to Item
   405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 18, 1994 of $34.25 per unit was $735,009,000.

   Number of Depositary Units representing limited partner interests outstanding as of February 18, 1994:  22,240,208.
                          *********************************
                       The Exhibit Index is located at Page 43
                                 Page 1 of 49 pages



                                  CEDAR FAIR, L.P.

                                        INDEX
            PART I                                                    PAGE

           Item 1.  Business                                            3
           Item 2.  Properties                                          7
           Item 3.  Legal Proceedings                                   8
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                             8

           PART II

           Item 5.  Market for Registrant's Depositary Units and
                    Related Unitholder Matters                          8
           Item 6.  Selected Financial Data                             9
           Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                10
           Item 8.  Financial Statements and Supplementary Data        12
           Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                24

           PART III

           Item 10. Directors and Executive Officers of Registrant     24
           Item 11. Executive Compensation                             28
           Item 12. Security Ownership of Certain Beneficial Owners
                    and Management                                     32
           Item 13. Certain Relationships and Related Transactions     33

           PART IV

           Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                34

          Signatures                                                   37

          Exhibit Index                                                43















                                          2





          PART I


          ITEM 1.  BUSINESS.

          Cedar Fair, L.P. (the "Partnership") is a publicly traded
          Delaware limited partnership, which was originally organized as a Minnesota limited partnership in 1983 for the purpose of acquiring Cedar Point, Inc. ("CPI"). The Partnership is managed by Cedar Fair Management Company (the "Managing General
          Partner"). The Partnership owns and operates three amusement parks: Cedar Point located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Valleyfair located near Minneapolis-St.
          Paul in Shakopee, Minnesota; and Dorney Park & Wildwater Kingdom
          ("Dorney Park") located near Allentown in South Whitehall
          Township, Pennsylvania. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment.

          Generally, the parks are open daily from 9:00 a.m. to 10:00 p.m.
          from early May until Labor Day, after which they are open during weekends in September. As a result, virtually all of the operating revenues of the parks are derived during the approximately 130-day operating season. The parks charge a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park at Cedar
          Point and Valleyfair and Thrills Unlimited at Dorney Park. The demographic groups that are most important to the parks are young people ages 13 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During the operating season, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

          CEDAR POINT PARK

          Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the ride capacity per hour. It serves a six-state region in the midwestern United
          States, which includes nearly all of Ohio and Michigan, western
          Pennsylvania and New York, northern West Virginia and Indiana and southwestern Ontario, Canada. The park's total market area includes approximately 22 million people, and the major areas of dominant influence in this market area, which are Cleveland, Akron, Toledo, Detroit, Columbus, Flint, Saginaw and Youngstown, include approximately 12 million people.






          The main amusement areas of Cedar Point consist of over two miles of midways. The park's principal attractions consist of 56 rides and attractions, including "Magnum XL-200" and "Mean Streak", among the world's tallest steel and wood roller coasters, respectively; eight additional roller coasters; "Snake River
          Falls", the world's tallest water flume ride featuring a guest splash basin; Berenstain Bear Country, a 1.2 acre children's activity area based on the best-selling Random House children's books created by Stan and Jan Berenstain; "Oceana", which features a live dolphin and sea lion show in a stadium seating up to 1,600 persons; 13 live entertainment shows featuring talented college students in five theaters; the Cedar Point Cinema, which features a film using a sophisticated projection system on a 66-foot by 88-foot screen in a 950-seat theater and an adjacent 950-seat holding arena in which live entertainment is presented;
          Jungle Larry's African Safari; an aquarium; a museum; bathing beach facilities; "Challenge Park", an extra-charge attraction which includes a water park named "Soak City", a 36-hole themed miniature golf area and a Can-Am-style go-kart track; and beginning in 1994, "Raptor", the world's tallest and fastest inverted roller coaster. In addition, there are over 50 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and game areas. With the exception of Jungle Larry's African Safari, the principal rides and attractions are owned and operated by the Partnership.

          Cedar Point also owns and operates the historic Hotel Breakers, which has 400 guest rooms in addition to meeting rooms, dining and lounge facilities, beach, lake swimming and a courtyard pool.
          In addition to Hotel Breakers, Cedar Point offers the lakefront
          Sandcastle Suites Hotel, containing 187 suites, each of which accommodates up to six guests and features a balcony with a view of Lake Erie. This hotel includes other amenities such as beach, lake swimming, courtyard pool, tennis courts and the Breakwater
          Cafe, a contemporary waterfront restaurant. Cedar Point also includes the Cedar Point Marina, which is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for over 700 boats, and Camper Village, which provides sites for over 400 recreational vehicles.

          The Partnership, through Cedar Point Bridge Company, its wholly-owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This causeway is a major access route to Cedar Point. The Partnership also owns and operates dormitory facilities located at the park which house up to 2,400 of the park's approximately 3,600 seasonal employees.

          VALLEYFAIR PARK

          Valleyfair, which opened in 1976 and was acquired by CPI in 1978, is located near Minneapolis-St. Paul in Shakopee, Minnesota, and is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately two million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population of eight million.

          Valleyfair is comprised of approximately 34 rides and attractions, including four roller coasters; a water park named
          "Whitewater Country" which includes "Hurricane Falls", a large waterslide raft ride and "Splash Station", a children's water park; Thunder Canyon, a white-water raft ride; "The Wave", a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log flume ride; a 500-seat amphitheater; a kiddie ride area; "Challenge Park", an extra-charge attraction which includes a Can-Am-style go-kart track and a 36-hole themed miniature golf area; and beginning in 1994, "Bear Country", an indoor/outdoor children's activity area
          (similar to Cedar Point's "Berenstain Bear Country"). In addition, there are over 20 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and game areas.

          DORNEY PARK

          Dorney Park, which was first developed as a summer resort area in 1884, was acquired by the Partnership on July 21, 1992 and is located near Allentown in South Whitehall Township, Pennsylvania.
          Dorney Park is one of the largest amusement parks in the Northeast and serves a total market area of approximately 35 million people. The park's major areas of dominant influence include Philadelphia, New Jersey, New York, Lancaster,
          Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh
          Valley.

          Dorney Park's principal attractions consist of over 50 rides and attractions, including the "Hercules", a world class wooden roller coaster; two additional roller coasters; "White Water
          Landing", the world's tallest water flume ride featuring a guest splash basin (the twin of Cedar Point's "Snake River Falls"); a train ride named the "Cedar Creek Cannonball"; a waterpark named
          "Wildwater Kingdom", which is one of the largest waterparks in the United States featuring twelve water slides, including the "Pepsi Aquablast", the longest elevated waterslide in the world, a giant wave pool and two children's activity areas; "Thunder
          Creek Mountain", a water flume ride; a giant ferris wheel; a kiddie area featuring "Chester Cheetah's Playland"; live musical shows featuring talented college students; "Thrills Unlimited", an extra-charge attraction which includes a go-kart track and two
          18-hole themed miniature golf areas; and beginning in 1994, "Thunder Canyon", a white-water rafting ride. Also new for the 1994 operating season is the "Red Garter Saloon", an 1890's style restaurant and saloon featuring live shows. In addition there are over 30 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and games areas.





          WORKING CAPITAL AND CAPITAL EXPENDITURES

          The Partnership must carry significant inventories of food and merchandise during the operating season. Working capital needs are met with a revolving credit facility.

          The Managing General Partner believes that annual park attendance is to some extent responsive to the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures incurred in the period after the parks close in October through May, just prior to the beginning of the next operating season.
          Capital expenditures for the calendar year may differ from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which result in accelerated or delayed expenditures around calendar yearends.

          COMPETITION

          In general, the Partnership competes with all phases of the recreational industry within its primary market areas of Cleveland, Detroit, Minneapolis-St. Paul, and Philadelphia, including several other parks in the Partnership's market areas.
          The Partnership's business is subject to factors generally affecting the recreational and leisure time market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

          In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island, Sea World and Geauga
          Lake. Cedar Point's market shares are highest in Michigan, where it has little competition, and lowest in central and southern
          Ohio, where Paramount Kings Island is a significant competitor.

          Valleyfair is the largest amusement park in Minnesota.  Camp
          Snoopy, an indoor amusement park at the Mall of America which opened in 1992, is located approximately 15 miles from Valleyfair and is the park's only nearby competitor. Adventureland, a theme park in Des Moines, Iowa, is located approximately 250 miles from Valleyfair.

          In Dorney Park's major markets, its primary amusement park competitors are Hershey Park and Six Flags Great Adventure.
          Dorney Park's market shares are highest in eastern Pennsylvania, and lowest in central Pennsylvania and the New Jersey/New York area, where Hershey and Six Flags Great Adventure, respectively, are significant competitors.

          The principal factors involving competition in the amusement park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, the proximity of a park to metropolitan areas, the atmosphere and cleanliness of a park and the quality of the food and entertainment available. The Partnership believes that its amusement parks feature a sufficient variety of rides and attractions, restaurants, gift shops and family orientation to make them highly competitive with other parks.

          GOVERNMENT REGULATION

          All rides are run and inspected daily by both the Partnership's maintenance and rides operation departments before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point and Dorney
          Park, by state ride safety inspectors.

          EMPLOYEES

          The Partnership has approximately 505 full-time employees.
          During the operating season, Cedar Point, Valleyfair and Dorney
          Park have approximately 3,600, 1,200 and 2,600 seasonal employees, respectively, most of whom are college students.
          Approximately 2,400 of Cedar Point's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees, and believes that its relations with its employees are good.

          ITEM 2.  PROPERTIES.

          Cedar Point is located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The
          Partnership also owns approximately 60 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. Two seasonal employee apartment complexes and a fast-food restaurant owned and operated by the Partnership are located on the adjoining property.

          The Partnership controls, through ownership or an easement, a six-mile public highway and owns approximately 38 acres of vacant land adjacent to such highway which is a secondary access route to Cedar Point and serves about 250 private residences. The roadway is maintained by the Partnership pursuant to deed provisions. The Cedar Point Causeway, a four-lane roadway across
          Sandusky Bay, is the principal access road to Cedar Point and is owned by Cedar Point Bridge Company, a subsidiary of the Partnership.

          At Valleyfair approximately 68 acres have been developed, and approximately 52 additional acres remain available for future expansion.

          Dorney Park is situated on approximately 190 acres which includes
          41 acres of vacant land that the Partnership acquired in 1992,






          primarily for additional parking. The Partnership plans to continue to develop the area located between the amusement park and the waterpark, previously used for guest parking, by adding new rides and attractions over the next several years.

          The Partnership, through its subsidiary Cedar Point of Michigan,
          Inc., owns approximately 450 acres of land in Southern Michigan.

          All of the Partnership's property is owned in fee simple without encumbrance. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

          ITEM 3.  LEGAL PROCEEDINGS.

          Not applicable.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

          PART II

          ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
                   UNITHOLDER MATTERS.

          Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange
          (trading symbol = FUN). As of February 18, 1994, there were approximately 8,300 registered unitholders of Cedar Fair, L.P.
          Depositary Units. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

              1993    Distribution   High      Low
          ------------------------------------------
          1st Quarter     $.4625     32 7/8   27 1/8
          2nd Quarter      .4625     30 1/2   27
          3rd Quarter      .50       33 1/4   27
          4th Quarter      .50       36 5/8   33 1/8

              1992    Distribution   High      Low
          ------------------------------------------
          1st Quarter     $.40       21 1/4   17 3/4
          2nd Quarter      .40       21       19
          3rd Quarter      .4625     23 3/8   19 1/4
          4th Quarter      .4625     29 7/8   22 1/4







          ITEM 6.  SELECTED FINANCIAL DATA

                                    For the years ended December 31,
                              1993(4)  1992(3)    1991     1990     1989
          (In thousands except amounts per unit and per capita)
          ----------------------------------------------------------------
          OPERATING DATA
          Net revenues        $178,943 $152,961 $127,950 $121,962 $120,013
          Operating income      57,480   49,111   42,394   40,324   39,616
          Net income            61,879   42,921   35,975   33,173   31,623
          Per limited
          partner unit (1)        2.75     1.96     1.68     1.55     1.48
          ----------------------------------------------------------------
          FINANCIAL POSITION
          Total assets        $218,359 $209,472 $142,532 $141,668 $136,036
          Working capital
          (deficit)            (24,705) (20,090) (15,201) (14,377) (11,908)
          Long-term debt        86,800   89,700   65,900   69,900   71,100
          Partners' equity      99,967   81,333   55,132   51,755   47,439
          ----------------------------------------------------------------
          DISTRIBUTIONS
          DECLARED
          Per limited partner
          unit                   1.925    1.725    1.525     1.35     1.18
          ----------------------------------------------------------------
          OTHER DATA
          Depreciation and
          amortization         $14,473  $12,421  $10,314   $9,706   $9,168
          Cash flow from
          operating
          activities            69,243   56,034   46,275   43,703   41,000
          Capital
          expenditures          23,813   15,934   10,333   15,168    9,797
          Combined attendance    5,511    4,857    4,088    4,130    4,310
          Combined guest
          per capita
          spending(2)           $29.55   $28.69   $28.29   $26.91   $25.63
          ----------------------------------------------------------------

          NOTE 1 - Net income per limited partner unit was computed based on the weighted average number of units outstanding.

          NOTE 2 - Guest per capita spending includes all amusement park, causeway tolls and parking revenues for the amusement park operating season. Revenues from marina, hotel, campground and other out-of-park operations are excluded from these statistics.

          NOTE 3 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

          NOTE 4 - The 1993 operating results include a nonrecurring credit for deferred taxes of $11.0 million, or $0.49 per unit.





          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

          RESULTS OF OPERATIONS

          Net revenues for the year ended December 31, 1993 were $178.9 million, a 17% increase over the year ended December 31, 1992.
          This followed a 20% increase in 1992, when revenues rose to $153.0 million from $128.0 in 1991. Net revenues for 1993 reflect a 13% increase in combined attendance (from 4.9 million to 5.5 million) and a 3% increase in combined guest per capita spending at our three parks. Operating results for both 1993 and 1992 were favorably impacted by the inclusion of Dorney Park &
          Wildwater Kingdom, which was acquired on July 21, 1992. The 1993 results include Dorney Park for the entire year, while last year the park's results were included only for the period following its acquisition. Dorney Park contributed $31 million and $15 million to net revenues in 1993 and 1992 and also accounted for most of the Partnership's combined attendance increase in both years. In 1993, Cedar Point achieved a record year which more than offset Valleyfair's 16% attendance decline caused by the prolonged rains and flooding that occurred in the Minneapolis area this past summer. Nearly perfect weather throughout the peak vacation months of July and August, together with the successful debut of Snake River Falls, contributed to Cedar
          Point's record performance. In 1992, in spite of unusually cool and wet weather, particularly on weekends, throughout much of the season, combined attendance increased 19% to 4.9 million, which included Dorney Park's contribution of approximately 600,000 in attendance for the period following its acquisition. In 1991, combined attendance at our original two parks was 4.1 million, down slightly from 1990. Combined guest per capita spending increased 1% in 1992 and 5% in 1991.

          For the 1994 season, the Partnership plans to invest $21 million in capital improvements, including a $12 million inverted roller coaster at Cedar Point, and we are optimistic that this major attraction, as well as the new attractions planned for the other two parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather (as was the case at Valleyfair in 1993) and the economy, preclude us from anticipating significant long-term increases in attendance at Cedar Point and Valleyfair. Historically, the Partnership has been able to improve its profitability by maintaining a consistently high attendance level as well as steady increases in in-park guest per capita spending and revenues from guest accommodations at Cedar Point, while carefully controlling operating and administrative expenses.

          Although hampered by the late summer completion of its major new ride, Dorney Park made significant progress toward achieving improved profitability in 1993 and we continue to believe this park has substantial long-term growth potential in both attendance and profitability.

          Costs and expenses before depreciation and amortization in 1993 increased to $107.0 million from $91.4 million in 1992. Included in costs and expenses are approximately $2.7 million of incentive fees earned by the managing general partner relating to 1993 cash distributions, which exceeded the minimum distributions as defined in the partnership agreement by $.675 per unit or $15.2 million in the aggregate. This compares to $2.2 million and $1.5 million of incentive fees in 1992 and 1991, respectively.
          Excluding the incentive fees paid to the general partners, the ratio of costs and expenses before depreciation and amortization to net revenues for 1993, 1992 and 1991 remained unchanged at 58%, largely because many of our operating and administrative expenses have been kept relatively fixed. We are pleased with the continued success in managing our operating expenses, particularly considering the inclusion of Dorney Park with its relatively higher cost structure for the past 1 1/2 operating seasons.

          Operating income in 1993 increased 17% to $57.5 million, following a 16% increase in 1992 and a 5% increase in 1991. The
          1993 increase in operating income was the result of Cedar Point generating a significant increase in profits through increases in attendance and per capita spending which more than offset
          Valleyfair's decrease, together with Dorney Park's first full year contributing $1.8 million more operating profit than 1992's partial year. Operating income in 1992 increased as a result of increases in attendance and per capita spending at our original two parks, in addition to Dorney Park contributing $3 million in operating profits for the period after its acquisition.
          Increased per capita spending and relatively flat expenses offset by a small attendance decline generated the increase in operating income for 1991.

          Net income for 1993 includes an $11 million one-time, non-cash credit for deferred taxes resulting from recent changes in the federal tax laws. Excluding the tax credit, net income increased
          19%, to $50.9 million from $42.9 million in 1992 and $36.0 million in 1991. Interest expense rose in 1993 due to the increased debt relating to the acquisition, but has benefited from lower rates and borrowing levels in prior years.

          FINANCIAL CONDITION

          The Partnership ended 1993 in sound financial condition in terms of both liquidity and cash flow. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 4.6 at December 31, 1993 is financially advantageous. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.





          In 1993, cash generated from operations totalled $69.2 million.
          The Partnership used $23.8 million for capital expenditures, $42.4 million for distributions to the general and limited partners and $2.9 million for the reduction of debt.
          Distributions in 1994, at the current annual rate of $2.00 per unit, would total approximately $44.9 million, 6% higher than the distributions paid in 1993.

          The Partnership has available through March 1996 a $95 million revolving credit facility, of which $36.8 million was borrowed and in use as of December 31, 1993. The maximum level of borrowings during 1993 on this facility was $86.2 million.
          Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To The Partners of Cedar Fair, L.P.:

          We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December
          31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

          ARTHUR ANDERSEN & CO.
          Cleveland, Ohio,
          January 21, 1994.







          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands except per unit data)

          For the years ended December 31,       1993      1992      1991
          -----------------------------------------------------------------
          Net revenues
            Admissions                          $89,664   $76,342   $63,872
            Food, merchandise and games          77,934    66,639    56,126
            Accommodations and other             11,345     9,980     7,952
          -----------------------------------------------------------------
                                                178,943   152,961   127,950
          -----------------------------------------------------------------
          Costs and expenses:
            Cost of products sold                19,525    16,822    14,575
            Operating expenses                   66,347    57,161    45,532
            Selling, general and
            administrative                       21,118    17,446    15,135
            Depreciation and amortization        14,473    12,421    10,314
          -----------------------------------------------------------------
                                                121,463   103,850    85,556
          -----------------------------------------------------------------
          Operating income                       57,480    49,111    42,394
          Interest expense, net                   6,601     6,190     6,419
          Deferred tax credit                   (11,000)     --        --
          -----------------------------------------------------------------
          Net income                            $61,879   $42,921   $35,975
          Net income allocated to general
          partners                                  619       429       360
          Net income allocated to limited
          partners                              $61,260   $42,492   $35,615
          -----------------------------------------------------------------
          Weighted average limited
          partner units outstanding              22,252    21,646    21,162
          Net income per limited partner
          unit                                    $2.75     $1.96     $1.68
          -----------------------------------------------------------------

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.















          CONSOLIDATED BALANCE SHEETS
          (In thousands)
          December 31,                                1993      1992
          ------------------------------------------------------------
          Assets
          Current Assets:
              Cash                                      $228      $101
              Receivables                              1,154       969
              Inventories                              3,502     3,951
              Prepaids                                 2,003      2328
          ------------------------------------------------------------
                Total current assets                   6,887     7,349
          Land, Buildings and Equipment:
              Land                                    22,665    22,632
              Land improvements                       26,937    23,664
              Buildings                               69,923    66,099
              Rides and equipment                    158,525   149,638
              Construction in progress                 8,950     3,519
          ------------------------------------------------------------
                                                     287,000   265,552
              Less accumulated depreciation          (87,389)  (75,749)
          ------------------------------------------------------------
                                                     199,611   189,803
          Intangibles, net of amortization            11,861    12,320
          ------------------------------------------------------------
                                                    $218,359  $209,472
          Liabilities and Partners' Equity
          Current Liabilities:
              Accounts payable                        $5,033    $4,893
              Distribution payable to partners        11,232    10,390
              Accrued interest                         1,341     1,362
              Accrued taxes                            2,632     2,358
              Accrued salaries,wages and benefits      5,471     4,007
              Self insurance reserves                  4,184     3,082
              Other accrued liabilities                1,699     1,347
          ------------------------------------------------------------
                Total current liabilities             31,592    27,439
          Borrowed Funds:
              Revolving credit loans                  36,800    39,700
              Term debt                               50,000    50,000
          ------------------------------------------------------------
                                                      86,800    89,700
          Deferred Income Taxes                        --       11,000
          Partners' Equity:
              Special L.P. interests                   5,290     5,290
              General partners                           238        51
              Limited partners, 22,240,208
              units outstanding                       94,439    75,992
          ------------------------------------------------------------
                                                      99,967    81,333
          ------------------------------------------------------------
                                                    $218,359  $209,472

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
     For the years ended December 31,                   1993     1992     1991
     --------------------------------------------------------------------------
     Cash Flows From (For) Operating Activities
       Net income                                     $61,879  $42,921  $35,975
       Adjustments to reconcile net income to net
       cash from operating activities
         Deferred tax credit                          (11,000)    --       --
         Depreciation and amortization                 14,473   12,421   10,314
         Change in assets and liabilities net of
         effects from purchase of Dorney Park &
         Wildwater Kingdom:
           Decrease (increase) in inventories             449      652     (201)
           Decrease (increase) in current and other
           assets                                         131      795     (499)
           Increase (decrease) in accounts payable        140   (2,484)    (213)
           Increase in other current liabilities        3,171    1,729      899
     --------------------------------------------------------------------------
           Net cash from operating activities          69,243   56,034   46,275

     Cash Flows From (For) Investing Activities
       Capital expenditures                           (23,813) (15,934) (10,333)
       Acquisition of Dorney Park & Wildwater
       Kingdom:
         Land, buildings, rides and equipment
         acquired                                        --    (51,175)    --
         Negative working capital assumed, net of
         cash acquired                                   --      2,061     --
     --------------------------------------------------------------------------
           Net cash (for) investing activities        (23,813) (65,048) (10,333)

     Cash Flows From (For) Financing Activities
       Net payments on revolving credit loans          (2,900)  (3,171)  (4,000)
       Distributions paid to partners                 (42,403) (36,041) (31,796)
       Acquisition of Dorney Park & Wildwater
       Kingdom:
         Borrowings on revolving credit loans for
         refinancing of assumed long-term debt           --     26,971     --
         Issuance of limited partnership units           --     21,160     --
     --------------------------------------------------------------------------
           Net cash from (for) financing activities   (45,303)   8,919  (35,796)
     Cash:
       Net increase (decrease) for the period             127      (95)     146
       Balance, beginning of period                       101      196       50
     --------------------------------------------------------------------------
       Balance, end of period                            $228     $101     $196
     Supplemental Information:
       Cash payments for interest expense              $6,622   $6,080   $6,392

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





     CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
     (In thousands)
                                         Special   General   Limited    Total
                                          L.P.    Partners' Partners' Partners'
                                        Interests  Equity    Equity    Equity
     -------------------------------------------------------------------------
     Balance at December 31, 1990          $5,290     $(33)  $46,498   $51,755
       Allocation of net income            --          360    35,615    35,975
       Partnership distributions
       declared ($1.525 per limited
       partner unit)                       --         (326)  (32,272)  (32,598)
     -------------------------------------------------------------------------
     Balance at December 31, 1991           5,290        1    49,841    55,132
       Issuance of 1,078,208
       limited partnership units            --          --    21,160    21,160
       Allocation of net income             --         429    42,492    42,921
       Partnership distributions
       declared ($1.725 per limited
       partner unit)                        --        (379)  (37,501)  (37,880)
     -------------------------------------------------------------------------
     Balance at December 31, 1992           5,290       51    75,992    81,333
       Allocation of net income             --         619    61,260    61,879
       Partnership distributions
       declared ($1.925 per limited
       partner unit)                        --        (432)  (42,813)  (43,245)
     -------------------------------------------------------------------------
     Balance at December 31, 1993          $5,290     $238   $94,439   $99,967

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

























          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (1) Partnership Organization:

          Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership, which was originally organized as a Minnesota limited partnership in 1983 for the purpose of acquiring Cedar
          Point, Inc. ("CPI").  Partnership operations commenced on July
          29, 1983, when the Partnership acquired CPI.  On April 29, 1987,
          16 million limited partnership units were sold to the public and 5,162,000 units were held by the original limited partners of the Partnership. These 21,162,000 units are traded on the New York
          Stock Exchange. On July 21, 1992, the Partnership issued an additional 1,078,208 limited partnership units in connection with the acquisition of Dorney Park & Wildwater Kingdom, as discussed in Note 7. These units have not been registered with the Securities and Exchange Commission. Net income per limited partner unit has been computed based on the weighted average units outstanding.

          The Partnership's two General Partners are (a) Cedar Fair
          Management Company, an Ohio corporation owned by the Partnership's executive management (the "Managing General
          Partner") and (b) CF Partners (the "Special General Partner"), a
          Delaware general partnership whose equal partners are two former
          Directors and a Trust, whose co-trustee is Director Mary Ann
          Jorgenson. Mrs. Jorgenson is a partner in the law firm which serves as the Partnership's general counsel.

          The Managing and Special General Partners each own a 0.5% general partner interest in the Partnership's income and losses, except in defined circumstances. The Managing General Partner has full control over all activities of the Partnership.

          For the services it provides, the Managing General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership
          Agreement.  The Managing General Partner earned $3,176,000,
          $2,387,000 and $1,648,000 of such fees in 1993, 1992 and 1991, respectively. Beginning in 1993, the Special General Partner receives a fixed annual amount of $800,000 for its services, which includes its share of cash distributions. In prior years, the Special General Partner received fees totalling
          $1,370,000 in 1992 and $1,107,000 in 1991 based on Partnership revenues and distributions.

          The General Partners may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but are only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in their capital account at the time of their withdrawal from the Partnership. The Managing





          General Partner, in accordance with the terms of the Partnership
          Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined.

          (2) Summary of Significant Accounting Policies:

          The following policies are used by the Partnership in its preparation of the accompanying financial statements.

          Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and its three wholly-owned corporate subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

          Inventories - All inventories are valued at the lower of first-in, first-out cost or market. The Partnership's inventories primarily represent purchased products, such as merchandise and food, for sale to its customers.

          Depreciation - The Partnership's policy is to provide depreciation on a straight-line basis over the estimated useful lives of its assets. The composite method is used for the group of assets acquired as a whole from CPI in 1983 and for the Dorney
          Park & Wildwater Kingdom assets acquired in 1992, and the unit method is used for all individual assets subsequently purchased.

          Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. Gains and losses on the retirement of assets, except those related to abnormal retirements, are credited or charged to accumulated depreciation.
          Accumulated gains and losses on asset retirements under the composite depreciation method have not been significant.

          Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives with gains and losses on all asset retirements recognized currently in income.

          The weighted average useful lives combining both methods are approximately:

                         Land improvements    24 Years
                         Buildings            28 Years
                         Rides                17 Years
                         Equipment            10 Years


          Segment Reporting - The Partnership is in the single business of operating amusement parks with accompanying resort facilities.







          Income Taxes - The accompanying statements of operations do not include a provision for current federal or state income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of the unitholders. Neither the Partnership's financial reporting income, nor the distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its unitholders. The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the Partners could be changed accordingly.

          The Omnibus Budget Reconciliation Act of 1993 ( the "Act") was signed into law in August 1993. Among other provisions, the Act allows taxpayers who acquire an interest in an intangible asset to deduct its amortization over a 15-year period beginning the month in which the intangible asset is acquired. This provision extends to the acquisition of partnership interests, to the extent that taxpayers obtain an increased basis for the intangible assets of the partnership. The effect of the Act on taxpayers acquiring Cedar Fair, L.P. units at 1993 market prices is to provide amortization deductions which are expected to offset a substantial portion of the taxable income otherwise allocable by the Partnership to these units for the next several years. The amortization deductions will be recaptured and taxed as ordinary income upon sale of the partnership units.

          The new rules generally are effective for purchases of Partnership units after August 10, 1993. In addition, transitional relief in the Act permits an election to apply the new rules to all units acquired after July 25, 1991. Under this election, for which the IRS is expected to issue additional guidelines, the 15-year amortization period may be applied on a retroactive basis through the filing of an amended Partnership tax return. The Partnership will provide the IRS with the necessary information to obtain this additional amortization deduction for its unitholders as soon as practicable after the regulatory guidance is released.

          The Revenue Act of 1987 provides that a "publicly traded partnership", such as Cedar Fair, L.P., will be treated as a corporation for federal income tax purposes beginning January 1, 1998, including the payment of corporate income taxes. The partners' remaining unamortized basis in the Partnership's intangible assets may be transferred to a corporate successor entity. This aggregate intangible asset would then be amortizable for tax purposes by the new corporation to reduce its future corporate taxable income.

          The amount of the intangible asset available to a successor corporation will depend on the price and volume of trading in the






          Partnership's units through the date of its conversion to corporate status. Management believes that the amount of intangible assets resulting from purchases of limited partner units during 1993 is sufficient to offset the estimated amount of deferred income taxes otherwise requiring recognition by the Partnership in 1993 under Statement of Financial Accounting
          Standards No. 109, "Accounting for Income Taxes". Accordingly, the deferred income taxes totalling $11 million recorded in connection with the 1992 acquisition of Dorney Park & Wildwater
          Kingdom have been reversed and credited to income in the accompanying consolidated statements of operations in the year ended December 31, 1993.

          The 1987 legislation also provides that net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

          (3)  Borrowed Funds:

          At December 31, 1993 and 1992, borrowed funds consisted of the following:
          (In thousands)              1993      1992
          ---------------------------------------------
          Revolving credit loans      $36,800   $39,700

          Term debt                    50,000    50,000
          ---------------------------------------------
                                      $86,800   $89,700

          Revolving Credit Loans - The Partnership has available a $95 million credit facility with three banks through March 31, 1996, of which $36.8 million was borrowed as of December 31, 1993. The maximum outstanding balance during 1993 under this credit facility was $86.2 million.

          Borrowings under this agreement bear interest at the banks' base lending rate (prime) with LIBOR and other options. The agreement provides for the revolving credit facility to be reduced by $2.5 million on June 1, 1994 and 1995. The agreement also requires the Partnership to pay a commitment fee of 1/4% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

          Term Debt - In June 1987, the Partnership entered into a note agreement for the issuance of $50 million in 9.15% senior notes.
          The Partnership is required to make annual repayments of $10 million in September 1995 through September 1999 and may make prepayments with defined premiums. The fair value of the aggregate future repayments on these senior notes at December 31, 1993, as required by Statement of Financial Accounting Standards
          No. 107, would be approximately $55.6 million, applying a discount rate of 6.3%.

          Covenants - Under both the revolving credit agreement and the senior notes, the Partnership, among other restrictions, is required to maintain a specified minimum level of net tangible assets, as defined, and maintain a minimum ratio of net income to total interest expense. In addition, the agreements place restrictions on the amount of distributions to unitholders in excess of available cash, as defined.

          (4) Special L.P. Interests:

          In accordance with the Partnership Agreement, the original limited partners were allocated $5.3 million of 1987 and 1988 taxable income (without any related cash distributions) for which they received Special L.P. Interests. The Special L.P. Interests do not participate in cash distributions and have no voting rights. However, the holders of Special L.P. Interests will receive in the aggregate $5.3 million upon liquidation of the Partnership.

          (5) Retirement Plans:

          The Partnership has a trusteed, noncontributory retirement plan for nonunion employees. Contributions are discretionary and were $1,165,000 in 1993, $800,000 in 1992 and $700,000 in 1991.

          The Partnership also has an Employees' Savings and Investment
          Plan under which employees can contribute specified percentages of their salary, matched up to a limit by the Partnership.
          Contributions by the Partnership to this plan approximated
          $352,000 in 1993, $268,000 in 1992 and $230,000 in 1991.

          In addition, approximately 125 employees are covered by union-sponsored multi-employer pension plans for which approximately
          $276,000, $282,000 and $269,000 were contributed for the years ended December 31, 1993, 1992 and 1991, respectively. The
          Partnership believes that, as of December 31, 1993, it would have no withdrawal liability as defined by the Multiemployer Pension
          Plan Amendments Act of 1980.

          In 1992, the Partnership amended its policy for payment of fees earned by the Managing General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors.
          Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $1,118,000 in 1993 and $514,000 in 1992, including the value of 10,588 and 10,039 limited partnership units issuable in future years which are



                                         21





          included in the calculation of weighted average units outstanding.

          (6) Contingencies:

          The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

          The Partnership is pursuing a claim against its insurance policy for flood damage and business interruption at its Minnesota park in 1993, and expects to recognize a gain of $1.5-$2.0 million upon receipt of the final settlement.

          (7) Acquisition:

          On July 21, 1992, the Partnership acquired substantially all of the assets of Dorney Park & Wildwater Kingdom for approximately
          $48 million. Dorney Park is a traditional, family oriented amusement park and Wildwater Kingdom is one of the world's largest water parks. The purchase price consisted of 1,078,208 unregistered limited partnership units (valued at the July 21
          NYSE closing price of $19.625, or $21.2 million in the aggregate) and the assumption of $27.0 million of long-term debt. The
          Partnership subsequently repaid all of the long-term debt assumed with revolving credit borrowings at lower rates.

          Dorney Park & Wildwater Kingdom's assets, liabilities and results of operations since July 21, 1992 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their fair values at the date of acquisition.
          After recording assets and liabilities acquired at their fair values, an intangible asset of $11.0 million was recorded in the accompanying consolidated balance sheets and is being amortized over 40 years on a straight-line basis.

          The following table summarizes the unaudited consolidated pro forma results of operations assuming the acquisition had occurred at the beginning of each of the periods presented, with adjustments primarily attributable to the amortization of intangible assets, interest expense relating to the refinancing of long-term debt, and depreciation expense relating to the fair value of assets acquired.












          Years Ended December 31,         1992       1991
          (In thousands except amounts per unit)
          ---------------------------------------------------
          Net revenues                    $167,307   $158,124
          Net income                       $41,163    $39,629
          Net income per
          limited partner unit               $1.83      $1.76

          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

          QUARTERLY OPERATING RESULTS (1)
          (In thousands except amounts per unit)
                                                           Net income
                                                              per
                                      Operating             limited
                               Net      income  Net income  partner
          (unaudited)       revenues    (loss)    (loss)      unit
          -----------------------------------------------------------
          1993
          1st Quarter             $292  $(9,525)  $(11,189)    $(.50)
          2nd Quarter           51,164   12,395     10,469       .47
          3rd Quarter (2)      127,015   64,407     73,771      3.28
          4th Quarter              472   (9,797)   (11,172)     (.50)
          -----------------------------------------------------------
                              $178,943  $57,480    $61,879     $2.75
          1992
          1st Quarter             $292  $(6,628)   $(8,089)    $(.38)
          2nd Quarter           41,600   12,095     10,395       .49
          3rd Quarter          110,754   53,612     52,002      2.34
          4th Quarter              315   (9,968)   (11,387)     (.51)
          -----------------------------------------------------------
                              $152,961  $49,111    $42,921     $1.96

          (1) To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs and expenses are expensed over the operating season, including some costs incurred prior to the season which are deferred and amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.

          (2) The third quarter of 1993 includes a nonrecurring credit for deferred taxes of $11.0 million, or $0.49 per unit, resulting from changes in federal tax laws.







          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

          PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management consisting of 19 individuals, is the Managing General Partner of the Partnership and has full responsibility for the management of the Partnership. CF
          Partners, a Delaware general partnership, is the Special General
          Partner of the Partnership.  Collectively, the Managing General
          Partner and the Special General Partner are called the General
          Partners. For additional information, including the fees paid to the General Partners for services rendered during 1993, attention is directed to Note 1 to the consolidated financial statements on page 17 of this Form 10-K report, which note is incorporated herein by this reference.

          Directors:
                  Name         Age  Position with Managing General Partner
          ----------------------------------------------------------------
          Richard L. Kinzel     53 President, Chief Executive Officer,
                                   Director since 1986
          Mary Ann Jorgenson*   53 Director since 1988
          Donald H. Messinger*  50 Director since 1993
          James L. Miears       58 Executive Vice President and General
                                   Manager-Cedar Point, Director since
                                   1993
          Thomas A. Tracy*      62 Director since 1993

          * Member of Audit and Compensation Committees

          The Board of Directors of the Managing General Partner has a
          Compensation Committee and an Audit Committee.  The Compensation
          Committee reviews the Partnership's compensation and employee benefit policies and programs and recommends related actions, as well as executive compensation decisions, to the Board of Directors. The Audit Committee meets periodically with the Partnership's independent auditors, reviews the activities of the Partnership's internal audit staff, considers the recommendations of the independent and internal auditors, and reviews the annual financial statements upon completion of the audit.

          Each director of the Managing General Partner is elected for a one-year term.








          Executive Officers:
                                         Position with Managing General
                  Name           Age                 Partner
          ----------------------------------------------------------------
          Richard L. Kinzel      53   President and Chief Executive
                                      Officer since 1986
          John R. Albino         47   Vice President-Food Operations-Cedar
                                      Point since 1993
          Richard J.             54   Corporate Vice President-General
          Collingwood                 Services since 1992
          James E. Colvin        49   Director-Maintenance-Cedar Point
                                      since 1989
          Jacob T. Falfas        42   Vice President-Park Operations-Cedar
                                      Point since 1993
          H. John Hildebrandt    44   Vice President-Marketing-Cedar Point
                                      since 1993
          Bruce A. Jackson       42   Corporate Vice President-Finance and
                                      Chief Financial Officer since 1992
          Lee C. Jewett          59   Corporate Vice President-Planning &
                                      Design since 1990
          Daniel R. Keller       44   Senior Vice President-Operations-
                                      Cedar Point since 1993
          James L. Miears        58   Executive Vice President-General
                                      Manager-Cedar Point since 1993
          William E. Near        52   Vice President-General Manager-
                                      Dorney Park since 1992
          Thomas W. Salamone     49   Treasurer since 1982
          Alan L. Schwartz       44   Vice President-Finance-Valleyfair
                                      since 1978
          Joseph L. von der      61   Vice President-Accommodations-Cedar
          Weis                        Point since 1973
          Walter R. Wittmer      53   Vice President-General Manager-
                                      Valleyfair since 1988

          BUSINESS EXPERIENCE.

          Directors:

          Richard L. Kinzel has served as president and chief executive officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair
          Park.

          Mary Ann Jorgenson is a partner in the law firm of Squire, Sanders & Dempsey, the Partnership's General Counsel, and has been associated with the firm since 1975. Mrs. Jorgenson is also co-trustee of a Trust which is a general partner in CF Partners, the Partnership's Special General Partner. She is also a director of S 2 Golf Inc. (manufacturer and distributor of golf clubs and bags) and is a director and Secretary of Essef




          Corporation (manufacturer of plastic pressure vessels for the water treatment and systems industry; spa and pool equipment; and containers for hazardous waste transportation).

          Donald H. Messinger is the Partner-in-Charge of the Cleveland office of the law firm of Thompson, Hine and Flory and has been associated with the firm since 1968.

          James L. Miears has served as Executive Vice President and
          General Manager of Cedar Point since 1993.  In 1992, he was
          Senior Vice President-Merchandise at Cedar Point and prior to
          1992 he served as Vice President-Merchandise of Cedar Point for more than five years.

          Thomas A. Tracy is a business consultant and was a partner in the public accounting firm of Arthur Andersen & Co. from 1966 until his retirement in 1989. Mr. Tracy is also a director of Lee
          Wilson Engineering Company, Inc.

          Executive Officers:

          Richard L. Kinzel.  See "Directors" above.

          John R. Albino has served as Vice President-Food Operations of
          Cedar Point since 1993.  Prior to 1993 he served as Director-Food
          Operations of Cedar Point for more than five years.

          Richard J. Collingwood has served as Corporate Vice President-
          General Services since 1992 and has primary responsibility for human resources, purchasing and security. Prior to 1992, he served as Vice President-General Services of Cedar Point for more than five years.

          James E. Colvin has served as Director-Maintenance of Cedar Point since 1989. Prior to 1989, he served as Manager-Special
          Projects of Cedar Point for more than five years.

          Jacob T. Falfas has served as Vice President-Park Operations of
          Cedar Point since 1993.  Prior to 1993, he served as Director-
          Park Operations of Cedar Point for more than five years.

          H. John Hildebrandt has served as Vice President-Marketing of
          Cedar Point since 1993.  Prior to 1993, he served as Director-
          Marketing of Cedar Point for more than five years.

          Bruce A. Jackson has served as Corporate Vice President-Finance and Chief Financial Officer since 1992. From 1988 to 1992, he served as Vice President-Finance and Chief Financial Officer.
          Mr. Jackson is a certified public accountant.

          Lee C. Jewett has served as Corporate Vice President-Planning &
          Design since 1990.  Prior to 1990, he served as Director-Planning
          & Design of Cedar Point for more than five years.





          Daniel R. Keller has served as Senior Vice President-Operations of Cedar Point since 1993. Prior to 1993, he served as Vice
          President-Operations of Cedar Point for more than five years.

          James L. Miears.  See "Directors" above.

          William E. Near has served as Vice President-General Manager of
          Dorney Park since 1992.  Prior to 1992, he served as Senior Vice
          President-Marketing of Cedar Point for more than five years.

          Thomas W. Salamone has served as Treasurer for more than five years.

          Alan L. Schwartz has served as Vice President-Finance of
          Valleyfair Park for more than five years.

          Joseph L. von der Weis has served as Vice President-
          Accommodations of Cedar Point for more than five years.

          Walter R. Wittmer has served as Vice President-General Manager of
          Valleyfair Park for more than five years.

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          Section 16(a) of the Securities Exchange Act of 1934 requires the
          Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange
          Commission and the New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The
          Partnership understands from the information provided to it by these individuals that, except for Messrs. Jewett, Wittmer and Savage (a former director), each of whom made one inadvertently late filing relating to one transaction, all filing requirements applicable to the Insiders were adhered to for 1993.





















     ITEM 11.  EXECUTIVE COMPENSATION.

                             SUMMARY COMPENSATION TABLE
                                                            Long Term
                                               Annual       Compensa-
                                            Compensation      tion
                (a)              (b)       (c)       (d)       (f)       (i)
                                                             Restric- All Other
                                                             ted Unit Compensa-
             Name and                     Salary    Bonus     Awards     tion
        Principal Position       Year      ($)       ($)       ($)       ($)
     -------------------------------------------------------------------------
     Richard L. Kinzel,          1993    173,692   396,000    66,000   166,913
      President and Chief        1992    165,837   378,466    68,200   102,428
      Executive Officer          1991    157,500   355,600      --      19,374

     James L. Miears,            1993    119,827   199,000    31,000    77,813
      Executive Vice Presi-      1992    112,510   192,123    29,600    52,228
      dent and General Mana-     1991    105,000   158,000      --      19,374
      ger-Cedar Point Park

     Bruce A. Jackson,           1993    115,327   191,000    31,500    23,313
      Corporate Vice Presi-      1992    108,010   187,564    28,200    27,228
      dent-Finance and Chief     1991    100,500   151,200      --      19,374
      Financial Officer

     William E. Near,            1993    127,885   166,000    31,000    29,613
      Vice President and         1992    115,135   155,258    31,500    23,228
      General Manager-Dorney     1991    105,000   115,000      --      19,374
      Park

     Walter R. Wittmer,          1993    109,692   182,000    31,000    50,313
      Vice President and         1992    101,904   183,615    26,100    36,028
      General Manager-           1991     97,000   120,000      --      19,186
      Valleyfair Park

     Notes To Summary Compensation Table:

     Column (f)  Restricted Unit Awards.   The aggregate number of restricted
                 Cedar Fair, L.P. depositary units, representing limited
                 partner interests, awarded to Messrs. Kinzel, Miears, Jackson,
                 Near and Wittmer as of December 31, 1993, together with their market value at yearend, were 4,566 ($159,825), 2,051
                 ($71,791), 2,012 ($70,420), 2,124 ($74,351) and 1,916
                 ($67,076), respectively.  These units will accrue additional units on the date of each quarterly distribution paid by the
                 Registrant, calculated at the NYSE closing price on that date.

     Column (i)  All Other Compensation.  Comprises amounts accrued under the following plans:






                      1.Profit Sharing Retirement Plan - With respect to
                        1993, $17,016 was credited to the accounts of each of the named executive officers.
                      2.Employees' Savings and Investment Plan - With
                        respect to 1993, $4,497 was credited to the accounts of each of the named executive officers.
                      3.Supplemental Retirement Benefits - With respect to
                        1993, the amounts credited to the accounts of Messrs. Kinzel, Miears, Jackson, Near and Wittmer were $145,400, $56,300, $1,800, $8,100 and
                        $28,800, respectively.


          Cash bonuses, restricted unit awards, and supplemental retirement benefits provided to the Partnership's executive officers are reimbursed by the Managing General Partner out of funds provided by management and incentive fees and cash distributions from the Partnership.

          COMPENSATION OF DIRECTORS.

          The Board of Directors establishes the fees paid to Directors and Board Committee members for services in those capacities. The current schedule of such fees is as follows:

               1.For service as a member of the Board, $15,000 per annum, payable quarterly, plus $1,000 for attendance at each meeting of the Board;

               2.For service as a Board Committee member, $250 for
                 attendance at each Committee meeting held on the same date on which the Board of Directors meets or $1,000 for attendance at any additional Committee meeting held on a date other than a date on which the Board of Directors meets; and

               3.For service as Chairman of a Committee of the Board, a fee of $2,500 per annum.

          These fees are payable only to non-management Directors.
          Management Directors receive no additional compensation for service as a Director. All Directors receive reimbursement from the Partnership for expenses incurred in connection with service in that capacity.

          EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-
          CONTROL ARRANGEMENTS.

          Severance Compensation.

          In July 1993, all regular, full-time, non-union affiliated employees, including the named executive officers, who have been employed by the Partnership for at least one year became eligible for severance compensation under the Cedar Fair, L.P. Severance
          Pay Plan. Under the Plan, employees are generally eligible for severance pay if their employment is terminated due to the elimination of the job or position, a mutually agreed-upon separation of the employee due to performance, or a change in ownership which results in replacement of the employee by the new owner. Upon termination of employment where severance compensation is payable under the Plan, the employee is entitled to receive a payment based on the following schedule:

                Length of Service                 Severance Pay
           ---------------------------        --------------------------
           1 year    through  10 years        One week of pay for each
                                              full year of service

          11 years   through  30 years        Ten weeks pay plus two
                                              weeks of pay for each full
                                              year of service in excess
                                              of 10

          31 years             or more        Fifty-two weeks of pay


          Restricted Unit Awards.

          Restricted unit awards represent the named executive officer's right to receive newly issued Cedar Fair, L.P. units at specified future dates if the individual is still employed by the Partnership at that time. The dollars allocated to each officer are converted to a number of deferred Partnership units based on the NYSE closing price on the first Monday in December of the year granted. These units, together with quarterly distributions thereon, vest in years three through five after date of grant.

          In the event of death, total disability, retirement at age 62 or over, removal of the Managing General Partner, or a "change-in-control" of the Partnership (as defined), all accrued units for a participant will become fully vested and will be issued at the time of such event. Failure to remain an employee of the Partnership on any vesting date for any other reason will result in the forfeiture of all unissued deferred units of a participant.

          Supplemental Retirement Benefits.

          Supplemental retirement benefits represent the named executive officer's right to receive benefits from the Partnership upon retirement at age 62 or over, with a minimum of 20 years' service to the Partnership, its predecessors and/or successors. Amounts are allocated among the executive officers as approved by the Compensation Committee of the Board, based on a target annual retirement benefit (including amounts projected to be available from the Partnership's profit sharing retirement plan) of 57.5%





          of average base salary projected for the three years prior to retirement at age 65. Each officer's account accrues interest at the prime rate as established from time to time by the Partnership's lead bank, beginning on December 1 of the year of grant. Executive officers leaving the employ of the Partnership prior to reaching age 62 or with less than 20 years of service will forfeit their entire balance. In the event of death, total disability, retirement at age 62 or over with at least 20 years' service, or removal of the Managing General Partner (unless resulting from reorganization of the Partnership into corporate form), all amounts accrued will become immediately and fully vested and payable to the executive officers. In the event of a "change-in-control" (as defined), all amounts accrued will become fully vested and will be funded in a trust, for the benefit of the executive officers when they reach age 62, die, or become totally disabled, whichever occurs first. At each executive officer's option, the accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years.







































     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     A.  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information obtained by the Partnership from
     Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership (determined in accordance with the rules of the Securities and Exchange Commission) by parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 18, 1994.


                              Amount and Nature of Beneficial Ownership
          Name of                 Percent
        Beneficial     Beneficial   of     Investment Power     Voting Power
           Owner       Ownership   Units    Sole    Shared     Sole    Shared
     --------------------------------------------------------------------------
     FMR Corp.          2,284,400  10.27  2,284,400   -0-      465,600   -0-
     82 Devonshire
     Street
     Boston, MA 02109

     Pearson plc        1,268,024   5.70    -0-    1,268,024   -0-    1,268,024
     Millbank Tower
     London, England
     SW1P 4QZ

     State of           1,153,300   5.19  1,153,300   -0-    1,153,300   -0-
     Wisconsin
     Investment Board
     P. O. Box 7842
     Madison,
     Wisconsin 53707






















     B.  Security Ownership of Management.

     The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 18, 1994.

                                 Amount and Nature of Beneficial Ownership
                             Benefi-
                               cial                                     Percent
             Name of           Own-    Investment Power  Voting Power     of
         Beneficial Owner     ership    Sole   Shared   Sole    Shared   Units
     -------------------------------------------------------------------------
     Richard L. Kinzel (1)    264,060   68,445 195,615   68,445 195,615   1.2
     Mary Ann Jorgenson (2)   382,388      200 382,188      200 382,188   1.7
     Donald H. Messinger          200      200     -0-      200       0    *
     James L. Miears (1)      206,027    9,217 196,810    9,217 196,810    *
     Thomas A. Tracy            1,206      200   1,006      200   1,006    *
     Bruce A. Jackson          13,618   13,618     -0-   13,618     -0-    *
     Walter R. Wittmer (3)      4,365    4,215     150    4,215     150    *
     William E. Near (1)      205,134    2,124 203,010    2,124 203,010    *
     All Directors and
     officers as a group (24
     individuals)             790,365  179,261 611,104  179,261 611,104   3.6

     *  Less than one percent of outstanding units.

     (1) Includes 191,510 units held by a corporation of which Messrs.
     Kinzel, Miears and Near, together with certain current and former executive officers of the Partnership, are shareholders and, under Rule 13d-3 of the Securities and Exchange Commission, are deemed to be the beneficial owners of these units by having shared investment and voting power. Messrs. Kinzel, Miears and Near disclaim beneficial ownership of 165,700, 170,862 and 165,700, respectively, of these units. The units owned by the corporation have been counted only once in the total of the directors and executive officers as a group.

     (2) Includes 381,988 units held by certain trusts of which Mrs.
     Jorgenson and another partner of Squire, Sanders & Dempsey are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

     (3) Includes 150 units held by Mr. Wittmer's son, as to which Mr.
     Wittmer disclaims beneficial ownership.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Attention is directed to Notes 1 and 4 to the consolidated financial statements located on pages 17 and 21 of this Form 10-K report, which are incorporated herein by this reference.








          PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K.

          A.1.  Financial Statements

          With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to Item 8 beginning on page 12 of this report, which is incorporated herein by this reference.

          (i)    Consolidated Balance Sheets - December 31, 1993 and 1992.

          (ii)   Consolidated Statements of Operations - Years ended
                 December 31, 1993, 1992 and 1991.
          (iii)  Consolidated Statements of Partners' Equity - Years ended
                 December 31, 1993, 1992 and 1991.
          (iv)   Consolidated Statements of Cash Flows - Years ended
                 December 31, 1993, 1992 and 1991.
          (v)    Notes to Consolidated Financial Statements - December 31,
                 1993, 1992 and 1991.
          (vi)   Report of Independent Public Accountants.


          A.2.  Financial Statement Schedules

          The following financial statement schedules are submitted in a separate section of this report immediately following the signature page.

          (i)    Report of Independent Public Accountants on Financial
                 Statement Schedules.
          (ii)   Schedule IV - Indebtedness of and to Related Parties.

          (iii)  Schedule V - Property, Buildings and Equipment.

          (iv)   Schedule VI - Accumulated Depreciation of Property,
                 Buildings and Equipment.
          (v)    Schedule X - Supplementary Income Statement Information.


          All Schedules, other than those listed above, are omitted, as the information is not required or is otherwise furnished.













          A.3.  Exhibits

          The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

          Exhibit
          Number                        Description
          ------------------------------------------------------------------
           3.1*  Form of Third Amended and Restated Certificate and
                 Agreement of Limited Partnership of Cedar Fair, L.P.
                 (included as Exhibit A to the Prospectus).
           3.2   Form of Admission and Substitution Agreement.
                 Incorporated herein by reference to Exhibit 3.2 to
                 Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1988.
           3.3   Amendment No. 2 to Third Amended and Restated Agreement
                 of Limited Partnership of Cedar Fair, L.P., dated as of
                 December 31, 1992.  Incorporated herein by reference to
                 Exhibit 3.3 to Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1992.
           4*    Form of Deposit Agreement.
           10.1* Registration Agreement between Cedar Fair, L.P. and
                 certain limited partners thereof.
           10.3* Letter amending Registration Agreement between Cedar
                 Fair, L.P. and certain limited partners thereof.
           10.4  Cedar Fair, L.P. $50,000,000, 9.15% Senior Notes Due
                 September 30, 1999 Note Agreement with PruCapital, Inc.
                 dated May 29, 1987.  Incorporated herein by reference to
                 Exhibit (19) (a) to Registrant's Form 10-Q for the
                 quarter ended June 28, 1987.
           10.5  Contribution Agreement by and among Dorney Park Coaster
                 Company, Wildwater Kingdom, Inc. and the Registrant,
                 dated July 21, 1992.  Incorporated herein by reference to
                 Registrant's Form 8-K filed August 4, 1992.
           10.9  Credit Agreement dated as of February 23, 1990 between
                 Cedar Fair, L.P. and Ameritrust Company National
                 Association, National Bank of Detroit and National City
                 Bank.  Incorporated herein by reference to Exhibit 10.9
                 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1989.
           10.10 First Amendment adopted April 27, 1990, to Credit
                 Agreement dated February 23, 1990.  Incorporated herein
                 by reference to Exhibit 10 to Registrant's Form 10-Q for
                 the quarter ended March 25, 1990.
           10.11 Second Amendment adopted April 1, 1991, to Credit
                 Agreement dated February 23, 1990.  Incorporated herein
                 by reference to Exhibit 10 to Registrant's Form 10-Q for
                 the quarter ended June 30, 1991.
           10.12 Third Amendment adopted July 10, 1992, to Credit
                 Agreement dated February 23, 1990.  Incorporated herein
                 by reference to Exhibit 10 to Registrant's Form 10-Q for
                 the quarter ended June 28, 1992.




           10.13 Fourth Amendment adopted  as of May  19, 1993,  to Credit
                 Agreement dated February 23, 1990.
           10.15 Bonus and Incentive  Compensation Policy for  Officers of
                 Cedar Fair  Management Company  dated as  of November  2,
                 1992.   Incorporated herein by reference to Exhibit 10.15
                 to Registrant's Annual Report  on Form 10-K for  the year
                 ended December 31, 1992.
           21*   Subsidiaries of Cedar Fair, L.P.

           *     Incorporated herein by reference to the Registration
                 Statement on Form S-1 of Cedar Fair, L.P., Registration
                 No. 1-9444, filed April 23, 1987.

          B.  Reports on Form 8-K.

          The Registrant filed the following reports on Form 8-K during the year ended December 31,1993.

              1. December 31, 1993:  Press release stating Cedar Fair
                 Management Company, the Managing General Partner of the
                 Registrant, had elected a new Board of Directors.





































     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CEDAR FAIR, L.P.
                                        (Registrant)

     DATED:    March 20, 1994

                                        /S/ Richard L. Kinzel
                                        -----------------------
                                            Richard L. Kinzel
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                   Title                   Date
     ----------------------------------------------------------------------
     /S/Richard L. Kinzel   President and Chief Executive    March 20, 1994
     ---------------------- Officer, Director
        Richard L. Kinzel

     /S/Bruce A. Jackson    Corporate Vice President-Finance March 20, 1994
     ---------------------- (Chief Financial Officer)
        Bruce A. Jackson

     /S/Charles M. Paul     Controller                       March 20, 1994
     ---------------------- (Principal Accounting Officer)
        Charles M. Paul

     /S/Mary Ann Jorgenson  Director                         March 20, 1994
     ----------------------
        Mary Ann Jorgenson

     /S/Donald H. Messinger Director                         March 20, 1994
     ----------------------
        Donald H. Messinger

     /S/James L. Miears     Director                         March 20, 1994
     ----------------------
        James L. Miears

     /S/Thomas A. Tracy     Director                         March 20, 1994
     ----------------------
        Thomas A. Tracy











                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          ON FINANCIAL STATEMENT SCHEDULES







          To the Partners of Cedar Fair, L.P.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated
          January 21, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statement schedules are the responsibility of the Partnership's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          ARTHUR ANDERSEN & CO.


          Cleveland, Ohio,
          January 21, 1994.




















                                                                     SCHEDULE IV




                                  CEDAR FAIR, L.P.
                Indebtedness of and to Related Parties - Not Current
                    Years Ended December 31, 1993, 1992 and 1991
                                   (In thousands)




          Col. A        Col. B    Col. C    Col. D    Col. E
                                   Indebtedness of
                        Balance
                        at beg-    Addi-    Deduc-   Balance
      Name of person    inning     tions     tions    at end
     ---------------------------------------------------------
     PruCapital, Inc.

           1993
           1992
           1991
     ---------------------------------------------------------
          Col. A        Col. F    Col. G    Col. H    Col. I
                                   Indebtedness to
                        Balance
                        at beg-    Addi-    Deduc-    Balance
      Name of person    inning     tions     tions    at end
     ---------------------------------------------------------
     PruCapital, Inc.

           1993          $50,000    --        --       $50,000
           1992           50,000    --        --        50,000
           1991           50,000    --        --        50,000


















                                                                      SCHEDULE V

                                  CEDAR FAIR, L.P.
                          Property, Buildings and Equipment
                    Years Ended December 31, 1993, 1992 and 1991
                                   (In thousands)


               Column A           Column B Column C Column D Column E Column F
                                   Balance
                                     at                                Balance
                                   begin-    Addi-                     at end
                                   ning of tions at  Retire-             of
            Classification         period    cost     ments    Other   period
     --------------------------------------------------------------------------
     Year Ended December 31, 1993
       Land                        $22,632      $33       $0       $0  $22,665
       Land improvements            23,664    3,301      (28)       0   26,937
       Buildings                    66,099    3,924     (100)       0   69,923
       Rides and equipment         149,638   11,124   (2,237)       0  158,525
       Construction in progress      3,519    5,431        0        0    8,950
     --------------------------------------------------------------------------
                Totals            $265,552  $23,813  $(2,365)      $0 $287,000

     Year Ended December 31, 1992 (1)
       Land                         $9,617  $13,015       $0       $0  $22,632
       Land improvements            15,053    8,623      (12)       0   23,664
       Buildings                    56,749    9,586     (236)       0   66,099
       Rides and equipment         115,234   35,258     (854)       0  149,638
       Construction in progress      2,892      627        0        0    3,519
     --------------------------------------------------------------------------
                Totals            $199,545  $67,109  $(1,102)      $0 $265,552

     Year Ended December 31, 1991
       Land                         $9,517     $100       $0       $0   $9,617
       Land improvements            13,532    1,526       (5)       0   15,053
       Buildings                    55,218    1,552      (21)       0   56,749
       Rides and equipment         107,172    8,760     (698)       0  115,234
       Construction in progres       4,497   (1,605)       0        0    2,892
     --------------------------------------------------------------------------
                Totals            $189,936  $10,333    $(724)      $0 $199,545

     (1) The 1992 additions include land, buildings, rides and equipment of Dorney Park & Wildwater Kingdom based upon their fair value of $51,175 at the date of acquisition.












                                                                     SCHEDULE VI

                                  CEDAR FAIR, L.P.
            Accumulated Depreciation of Property, Buildings and Equipment
                    Years Ended December 31, 1993, 1992 and 1991
                                   (In thousands)


               Column A           Column B Column C Column D Column E Column F
                                             Addi-
                                   Balance   tions
                                     at     charged                    Balance
                                   begin-  to costs                    at end
                                   ning of    and    Retire-             of
            Classification         period  expenses   ments    Other   period
     --------------------------------------------------------------------------
     Year Ended December 31, 1993
       Land improvements             $4,729   $1,142    $(28)       $0   $5,843
       Buildings                     16,373    2,552    (100)        0   18,825
       Rides and equipment           54,647   10,311  (2,237)        0   62,721
     --------------------------------------------------------------------------
                Totals              $75,749  $14,005 $(2,365)       $0  $87,389

     Year Ended December 31, 1992 (1)
       Land improvements             $3,887     $854    $(12)       $0   $4,729
       Buildings                     14,299    2,310    (236)        0   16,373
       Rides and equipment           46,579    8,922    (854)        0   54,647
     --------------------------------------------------------------------------
                Totals              $64,765  $12,086 $(1,102)       $0  $75,749

     Year Ended December 31, 1991
       Land improvements             $3,181     $711     $(5)       $0   $3,887
       Buildings                     12,241    2,079     (21)        0   14,299
       Rides and equipment           39,885    7,392    (698)        0   46,579
     --------------------------------------------------------------------------
                Totals              $55,307  $10,182   $(724)       $0  $64,765

     (1) The 1992 data includes depreciation of the assets of Dorney Park &
     Wildwater Kingdom for the period  following its acquisition.
















                                                                      SCHEDULE X

                                  CEDAR FAIR, L.P.
                     Supplementary Income Statement Information
                    Years Ended December 31, 1993, 1992 and 1991
                                   (In thousands)



                       Column A                              Column B

                                                  Charged to costs and expenses
                         Item                        1993    1992 (1)    1991
     ---------------------------------------------------------------------------
     Maintenance and repairs                         $14,241   $11,444    $9,319
     Taxes, other than payroll and income taxes:
       Real estate and personal property              $2,570    $2,236    $1,907
       Other                                             568       505       461

                                                      $3,138    $2,741    $2,368

     Advertising costs                                $9,448    $6,970    $6,089

     (1) The 1992 data includes the costs and expenses of Dorney Park &
     Wildwater Kingdom for the period following its acquisition.
































                             ANNUAL REPORT ON FORM 10-K
                                  CEDAR FAIR, L.P.
                        For the Year Ended December 31, 1993

                                    EXHIBIT INDEX

            Exhibit                                                      Page
     ------------------------------------------------------------------------
      3.1   Form of Third Amended and Restated Certificate and
            Agreement of Limited Partnership of Cedar Fair, L.P.          *
      3.2   Form of Admission and Substitution Agreement.                 *
      3.3   Amendment No. 2 to Third Amended and Restated Agreement of
            Limited Partnership of Cedar Fair, L.P., dated as of          *
            December 31, 1992.
      4     Form of Deposit Agreement.                                    *
      10.1  Registration Agreement between Cedar Fair, L.P. and certain   *
            limited partners thereof.
      10.3  Letter amending Registration Agreement between Cedar Fair,
            L.P. and certain limited partners thereof.                    *
      10.4  Cedar Fair, L.P. $50,000,000, 9.15% Senior Notes Due
            September 30, 1999 Note Agreement with PruCapital, Inc.       *
            dated May 29, 1987.
      10.5  Contribution Agreement by and among Dorney Park Coaster
            Company, Wildwater Kingdom, Inc. and the Registrant, dated    *
            July 21, 1992.
      10.9  Credit Agreement dated as of February 23, 1990 between
            Cedar Fair, L.P. and Ameritrust Company National
            Association, National Bank of Detroit and National City       *
            Bank
      10.10 First Amendment adopted April 27, 1990, to Credit Agreement
            dated February 23, 1990.                                      *
      10.11 Second Amendment adopted April 1, 1991, to Credit Agreement
            dated February 23, 1990.                                      *
      10.12 Third Amendment adopted July 10, 1992, to Credit Agreement
            dated February 23, 1990.                                      *
      10.13 Fourth Amendment adopted as of May 19, 1993, to Credit
            Agreement dated February 23, 1990.                            44
      10.15 Bonus and Incentive Compensation Policy for Officers of
            Cedar Fair Management Company dated as of November 2, 1992.   *
      21    Subsidiaries of Cedar Fair, L.P.                              *

        *   Incorporated herein by reference; see Item 14(A) (3).












