Form 10-Q
period 1994-03-27
CEDAR FAIR L P
filed 1994-05-06
CIK 811532

                                     FORM 10 - Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


              (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 27, 1994

                                         OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________.


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


                                    (419)626-0830
                (Registrant's telephone number, including area code)


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
               (2) has been subject to such filing requirements for the past 90 days. Yes X No


                  Title of Class              Units Outstanding As Of
                 Depositary Units                   May 4, 1994
           (Representing Limited Partner             22,240,208
                    Interests)

                                  CEDAR FAIR, L.P.

                                        INDEX





               Part I - Financial Information


                Item 1.      Financial Statements                3-8

                Item 2.      Management's Discussion and          9
                             Analysis of Financial Condition
                             and Results of Operations


               Part II - Other Information


                Item 6.      Exhibits and Reports on Form 8-K    10

               Signatures                                        10

          PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements
                                   CEDAR FAIR, L.P.
                             CONSOLIDATED BALANCE SHEETS
          [CAPTION]
          (In thousands)                                   3/27/94  12/31/93
          ------------------------------------------------------------------
          [S]                                             [C]       [C]
          ASSETS
          Current Assets:
           Cash and cash equivalents                      $    843  $    228
           Receivables                                       1,763     1,154
           Inventories                                       6,796     3,502
           Prepaids                                          2,599     2,003
          ------------------------------------------------------------------
                                                            12,001     6,887
          Land, Buildings and Equipment:
           Land                                             22,665    22,665
           Land improvements                                29,094    26,937
           Buildings                                        69,079    69,923
           Rides and equipment                             158,985   158,525
           Construction in progress                         10,768     8,950
          ------------------------------------------------------------------
                                                           290,591   287,000
           Less accumulated depreciation                   (87,324)  (87,389)
          ------------------------------------------------------------------
                                                           203,267   199,611
          Intangibles, net of amortization                  11,758    11,861
          ------------------------------------------------------------------
                                                          $227,026  $218,359
          LIABILITIES AND PARTNERS' EQUITY
          Current Liabilities:
           Accounts payable                               $ 10,083  $  5,033
           Distribution payable to partners                 11,232    11,232
           Accrued interest                                  2,407     1,341
           Accrued taxes                                     2,607     2,632
           Accrued salaries, wages and benefits              4,154     5,471
           Self insurance reserves                           3,977     4,184
           Other accrued liabilities                         1,970     1,699
          ------------------------------------------------------------------
                                                            36,430    31,592
          Borrowed Funds:
           Revolving credit loans                           61,900    36,800
           Term debt                                        50,000    50,000
          ------------------------------------------------------------------
                                                           111,900    86,800
          Partners' Equity:
           Special L.P. interests                            5,290     5,290
           General partners                                     26       238
           Limited partners, 22,240,208 units outstanding   73,380    94,439
          ------------------------------------------------------------------
                                                            78,696    99,967
          ------------------------------------------------------------------
                                                          $227,026  $218,359

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                 CEDAR FAIR, L.P.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per unit data)

   [CAPTION]
                                      Three months ended  Twelve months ended
                                       3/27/94   3/28/93   3/27/94   3/28/93
   --------------------------------------------------------------------------
   [S]                                [C]       [C]       [C]       [C]
   Net revenues                       $    358  $    292  $179,009  $152,961
   Costs and expenses:
    Cost of products sold                  112        93    19,544    16,811
    Operating expenses                   8,076     7,315    67,108    59,279
    Selling, general and
    administrative                       2,082     2,291    20,909    18,168
    Depreciation and amortization          112       118    14,467    12,489
   --------------------------------------------------------------------------
                                        10,382     9,817   122,028   106,747
   --------------------------------------------------------------------------
   Operating income (loss)             (10,024)   (9,525)   56,981    46,214
   Insurance claim settlement            1,600       --      1,600       --
   Interest expense, net                 1,615     1,664     6,552     6,393
   Deferred tax credit                     --        --     11,000       --
   --------------------------------------------------------------------------
   Net income (loss)                   (10,039)  (11,189)   63,029    39,821
   Net income (loss) allocated to
   general partners                       (100)     (112)      630       398
   Net income (loss) allocated to
   limited partners                   $ (9,939) $(11,077) $ 62,399  $ 39,423
   --------------------------------------------------------------------------
   Weighted average limited partner
   units outstanding                    22,262    22,250    22,255    21,909

   Net income (loss) per limited
   partner unit                       $   (.45) $   (.50) $   2.80  $   1.80
   --------------------------------------------------------------------------
   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CEDAR FAIR, L.P.
                     CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (In thousands)

   [CAPTION]
                                       Special   General   Limited    Total
                                         L.P.   Partners' Partners' Partners'
                                      Interests   Equity    Equity    Equity
   --------------------------------------------------------------------------
   [S]                                [C]       [C]       [C]       [C]
   Balance at December 31, 1993       $   5,290 $     238 $  94,439 $  99,967

    Allocation of net loss                 --        (100)   (9,939)  (10,039)

    Distribution declared                  --        (112)  (11,120)  (11,232)
    ($.50 per limited partner unit)
   --------------------------------------------------------------------------
   Balance at March 27, 1994          $   5,290 $      26 $  73,380 $  78,696

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CEDAR FAIR, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
[CAPTION]
                                              Three months      Twelve months
                                                  ended            ended
(In thousands)                               3/27/94 3/28/93  3/27/94  3/28/93
- - -------------------------------------------------------------------------------
[S]                                         [C]      [C]      [C]      [C]
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)                           $(10,039)$(11,189)$ 63,029 $ 39,821
Adjustments to reconcile net income to net
 cash from operating activities
 Depreciation and amortization                   112      118   14,467   12,489
 Deferred tax credit                            --       --    (11,000)    --
 Change in assets and liabilities net of
 effects from purchase of Dorney Park &
 Wildwater Kingdom:
  Decrease (increase) in inventories          (3,294)  (2,848)       3      373
  Decrease in current and other assets           823      242      712      786
  Increase (decrease) in accounts payable      5,050    5,281      (91)  (1,094)
  Increase (decrease) in other current
  liabilities                                   (212)    (590)   3,549    1,602
- - -------------------------------------------------------------------------------
  Net cash from (for) operating activities    (7,560)  (8,986)  70,669   53,977

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures                          (5,693)  (4,726) (24,780) (17,071)
Acquisition of Dorney Park & Wildwater
Kingdom:
 Land, buildings, rides and equipment
 acquired                                       --       --       --    (51,175)
 Negative working capital assumed, net of
 cash acquired                                  --       --       --      2,061
- - -------------------------------------------------------------------------------
  Net cash (for) investing activities         (5,693)  (4,726) (24,780) (66,185)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving
credit loans                                  25,100   24,200   (2,000)   2,029
Distributions paid to partners               (11,232) (10,390) (43,245) (37,881)
Acquisition of Dorney Park & Wildwater
Kingdom:
 Borrowings on revolving credit loans for
 refinancing of assumed long-term debt          --       --       --     26,971
 Issuance of limited partnership units          --       --       --     21,160
- - -------------------------------------------------------------------------------
  Net cash from (for) financing activities    13,868   13,810  (45,245)  12,279
Cash and cash equivalents:
  Net increase for the period                    615       98      644       71
  Balance, beginning of period                   228      101      199      128
- - -------------------------------------------------------------------------------
  Balance, end of period                    $    843 $    199 $    843 $    199
SUPPLEMENTAL INFORMATION
Cash payments for interest expense          $    549 $    596 $  6,575 $  6,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                          6

                                  CEDAR FAIR, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE QUARTERS ENDED
                          MARCH 27, 1994 AND MARCH 28, 1993

          The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

          Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 27, 1994 and March 28, 1993 to accompany the quarterly results.

          Because amounts for the 12 months ended March 27, 1994 include actual 1993 season operating results, they are not necessarily indicative of 1994 full calendar year operations. The current 12-month period also includes a one-time, non-cash credit for deferred taxes resulting from recent changes in federal tax laws.

          The Partnership's operating results for the twelve months ended March 28, 1993, include the results of its Pennsylvania park for the period following its acquisition on July 21, 1992. Net income per limited partner unit has been computed based on the weighted average units outstanding for the applicable periods which give effect to the 1,078,208 units issued in connection with the acquisition as of that date.

          (1) Significant Accounting and Reporting Policies

          The Partnership's consolidated financial statements for the quarters ended March 27, 1994 and March 28, 1993 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1993 which were included in the Form 10-K filed on March 23, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

          (2)  Interim Reporting

          The Partnership operates three amusement parks (Cedar Point in Sandusky, Ohio, Valleyfair in Shakopee, Minnesota and Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania), all of which are open to the public from early May to early October. These parks generate virtually all of the Partnership's annual revenue with the major portion concentrated in the third quarter during the peak vacation months of July and August.

          To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures: (a) depreciation, advertising and certain seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season and amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.

          (3)  Acquisition

          As  discussed  in  Note  (7)  in   the  1993  Annual  Report   to
          unitholders, on July 21, 1992, the Partnership acquired substantially all of the assets of Dorney Park and Wildwater Kingdom.

          The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition had occurred at the beginning of the twelve-month period ended March 28, 1993.


                   Net Revenues             $167,307,000
                   Net income (loss)          41,088,000
                   Net income (loss) per
                     limited partner unit          $1.83


          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results which may occur in the future.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Results of Operations

          The Partnership's amusement parks are open to the public from early May to early October. Therefore, net revenues for the first quarter are historically minimal and are generated primarily from restaurant operations and marina rentals. Net revenues for the quarter ended March 27, 1994 were $358,000 compared to $292,000 for the quarter ended March 28, 1993.

          Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses for the three parks. Net loss for the quarter was $10.0 million or $.45 per limited partner unit, compared with a loss of $11.2 million, or $.50 per unit in 1993. Operating results for the current period include a final insurance settlement of $1.6 million, or $.07 per unit, relating to a claim for flood damage and business interruption at the Partnership's Minnesota park in 1993.

          Included in costs and expenses are approximately $718,000 of incentive fees payable to the managing general partner relating to the 1994 first quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
          17.75 cents per unit, or $3,988,000 in the aggregate. This compares to $606,000 of incentive fees in the 1993 first quarter.


          Financial Condition

          The Partnership has available through March, 1996 a $95 million revolving credit facility, of which $61.9 million was borrowed and in use as of March 27, 1994. This credit facility is adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

          In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 3.0 at March 27, 1994 is financially advantageous. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.

          PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K


          Exhibits:

          (a)  Exhibits:   None

          (b)  Reports on Form 8-K:   None


          SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CEDAR FAIR, L.P.
                                          (Registrant)

                                        By  Cedar Fair Management Company
                                            -----------------------------
                                              Managing General Partner



          Date:   May 5, 1994           By         Bruce A. Jackson
                                            -----------------------------
                                                   Bruce A. Jackson
                                                    Vice President
                                              (Chief Financial Officer)


                                        By         Charles M. Paul
                                            -----------------------------
                                                   Charles M. Paul
                                                      Controller
                                              (Chief Accounting Officer)