Form 10-Q
period 1994-06-26
CEDAR FAIR L P
filed 1994-08-05
CIK 811532

                                     FORM 10 - Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


               (Mark One)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 26, 1994

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


                                   (419) 626-0830
                (Registrant's telephone number, including area code)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
               (2) has been subject to such filing requirements for the past 90 days.Yes X No


                  Title of Class              Units Outstanding As Of
                 Depositary Units                  August 1, 1994
           (Representing Limited Partner             22,240,208
                    Interests)

                                  CEDAR FAIR, L.P.

                                        INDEX





                Part I - Financial Information


                 Item 1.      Financial Statements               3-8

                 Item 2.      Management's Discussion and         9
                              Analysis of Financial Condition
                              and Results of Operations


                Part II - Other Information


                 Item 6.      Exhibits and Reports on Form 8-K    10

                Signatures                                        10

          PART I - FINANCIAL INFORMATION
          Item 1.  -  Financial Statements
                                  CEDAR FAIR, L.P.
                             CONSOLIDATED BALANCE SHEETS
          [CAPTION]
          (In thousands)                                  6/26/94 12/31/93
          ----------------------------------------------------------------
          [S]                                            [C]      [C]
          ASSETS
          Current Assets:
           Cash and cash equivalents                     $  4,359 $    228
           Receivables                                      7,035    1,154
           Inventories                                      8,860    3,502
           Prepaids                                         3,457    2,003
          ----------------------------------------------------------------
                                                           23,711    6,887
          Land, Buildings and Equipment:
           Land                                            22,665   22,665
           Land improvements                               31,161   26,937
           Buildings                                       71,551   69,923
           Rides and equipment                            174,531  158,525
           Construction in progress                           130    8,950
          ----------------------------------------------------------------
                                                          300,038  287,000
           Less accumulated depreciation                  (92,766) (87,389)
          ----------------------------------------------------------------
                                                          207,272  199,611
          Intangibles, net of amortization                 11,645   11,861
          ----------------------------------------------------------------
                                                         $242,628 $218,359
          LIABILITIES AND PARTNERS' EQUITY
          Current Liabilities:
           Accounts payable                              $ 17,559 $  5,033
           Distribution payable to partners                11,232   11,232
           Accrued interest                                 1,235    1,341
           Accrued taxes                                    2,213    2,632
           Accrued salaries, wages and benefits             7,167    5,471
           Self insurance reserves                          3,933    4,184
           Other accrued liabilities                        5,087    1,699
          ----------------------------------------------------------------
                                                           48,426   31,592
          Borrowed Funds:
           Revolving credit loans                          64,000   36,800
           Term debt                                       50,000   50,000
          ----------------------------------------------------------------
                                                          114,000   86,800
          Partners' Equity:
           Special L.P. interests                           5,290    5,290
           General partners                                    40      238
           Limited partners, 22,240,208 units outstanding  74,872   94,439
          ----------------------------------------------------------------
                                                           80,202   99,967
          ----------------------------------------------------------------
                                                         $242,628 $218,359

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                          3

                                  CEDAR FAIR, L.P.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per unit data)

  [CAPTION]
                                      Three months ended Twelve months ended
                                      6/26/94   6/27/93   6/26/94   6/27/93
  --------------------------------------------------------------------------
  [S]                                [C]       [C]       [C]       [C]
  Net revenues                       $  55,346 $  51,164 $ 183,191 $ 162,525
  Costs and expenses:
   Cost of products sold                 6,248     5,897    19,895    17,953
   Operating expenses                   22,088    20,712    68,484    64,249
   Selling, general and
   administrative                        6,665     6,687    20,887    20,065
   Depreciation and amortization         5,552     5,473    14,546    13,744
  --------------------------------------------------------------------------
                                        40,553    38,769   123,812   116,011
  --------------------------------------------------------------------------
  Operating income                      14,793    12,395    59,379    46,514
  Interest expense, net                  2,055     1,926     6,681     6,619
  Insurance claim settlement              --        --       1,600      --
  Deferred tax credit                     --        --      11,000      --
  --------------------------------------------------------------------------
  Net income                            12,738    10,469    65,298    39,895
  Net income allocated to general
  partners                                 127       105       653       399
  Net income allocated to limited
  partners                           $  12,611 $  10,364 $  64,645 $  39,496
  --------------------------------------------------------------------------
  Weighted average limited partner
  units outstanding                     22,262    22,251    22,258    22,182

  Net income per limited partner
  unit                               $     .57 $     .47 $    2.90 $    1.78
  --------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CEDAR FAIR, L.P.
                     CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (In thousands)

  [CAPTION]
                                      Special   General   Limited    Total
                                        L.P.   Partners' Partners' Partners'
                                     Interests   Equity    Equity    Equity
  [S]                                [C]       [C]       [C]       [C]
  --------------------------------------------------------------------------
  Balance at December 31, 1993       $   5,290 $     238 $  94,439 $  99,967

   Allocation of net loss                 --        (100)   (9,939)  (10,039)

   Distribution declared                  --        (112)  (11,120)  (11,232)
    ($.50 per limited partner unit)
  --------------------------------------------------------------------------
  Balance at March 27, 1994              5,290        26    73,380    78,696

   Allocation of net income               --         127    12,611    12,738

   Distribution declared                  --        (113)  (11,119)  (11,232)
    ($.50 per limited partner unit)
  --------------------------------------------------------------------------
  Balance at June 26, 1994           $   5,290 $      40 $  74,872 $  80,202
  --------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CEDAR FAIR, L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
  [CAPTION]
                                               Three months     Twelve months
                                                  ended             ended
  (In thousands)                             6/26/94  6/27/93  6/26/94  6/27/93
  [S]                                       [C]      [C]      [C]      [C]
  -----------------------------------------------------------------------------
  CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                $ 12,738 $ 10,469 $ 65,298 $ 39,895
  Adjustments to reconcile net income to net
  cash from operating activities
    Depreciation and amortization              5,552    5,473   14,546   13,744
    Deferred tax credit                         --       --    (11,000)    --
    Change in assets and liabilities net of
    effects from purchase of Dorney Park &
    Wildwater Kingdom:
     (Increase) in inventories                (2,064)  (1,824)    (237)    (854)
     (Increase) in current and other assets   (6,130)  (5,141)  (2,304)    (945)
     Increase in accounts payable              7,476    2,356    5,029       23
     Increase in other current liabilities     4,520    4,172    3,897    3,100
  -----------------------------------------------------------------------------
    Net cash from operating activities        22,092   15,505   75,229   54,963

  CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Capital expenditures                        (9,444)  (8,311) (23,886) (19,548)
  Acquisition of Dorney Park & Wildwater
  Kingdom:
    Land, buildings, rides and equipment
    acquired                                    --       --       --    (51,175)
    Negative working capital assumed, net of
    cash acquired                               --       --       --      2,061
  -----------------------------------------------------------------------------
    Net cash (for) investing activities       (9,444)  (8,311) (23,886) (68,662)

  CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Net borrowings (payments) on revolving
  credit loans                                 2,100    5,200   (5,100)   5,529
  Distributions paid to partners             (11,232) (10,390) (44,087) (39,720)
  Acquisition of Dorney Park & Wildwater
  Kingdom:
    Borrowings on revolving credit loans for
    refinancing of assumed long-term debt       --       --       --     26,971
    Issuance of limited partnership units       --       --       --     21,160
  -----------------------------------------------------------------------------
    Net cash from (for) financing activities  (9,132)  (5,190) (49,187)  13,940

  Cash and cash equivalents:
     Net increase for the period               3,516    2,004    2,156      241
     Balance, beginning of period                843      199    2,203    1,962
  -----------------------------------------------------------------------------
     Balance, end of period                 $  4,359 $  2,203 $  4,359 $  2,203
  SUPPLEMENTAL INFORMATION
  Cash payments for interest expense        $  3,227 $  3,107 $  6,695 $  6,720

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                          6

                                  CEDAR FAIR, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE QUARTERS ENDED
                           JUNE 26, 1994 AND JUNE 27, 1993


          The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

          Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 26, 1994 and June 27, 1993 to accompany the quarterly results.

          Because amounts for the 12 months ended June 26, 1994 include actual 1993 third and fourth quarter operations, they are not necessarily indicative of 1994 full calendar year operations. The current 12-month period also includes a one-time, non-cash credit for deferred taxes resulting from 1993 changes in federal tax laws and a final insurance settlement of $1.6 million relating to a claim for flood damage and business interruption at the Partnership's Minnesota park in 1993.

          The Partnership's operating results for the twelve months ended June 27, 1993, include the results of its Pennsylvania park for the period following its acquisition on July 21, 1992. Net income per limited partner unit has been computed based on the weighted average units outstanding for the applicable periods which give effect to the 1,078,208 units issued in connection with the acquisition as of that date.

          (1) Significant Accounting and Reporting Policies

          The Partnership's consolidated financial statements for the quarters ended June 26, 1994 and June 27, 1993 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1993 which were included in the Form 10-K filed on March 23, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

          (2)  Interim Reporting

          The Partnership operates three amusement parks (Cedar Point in Sandusky, Ohio, Valleyfair in Shakopee, Minnesota and Dorney Park and Wildwater Kingdom near Allentown, Pennsylvania), all of which are open to the public from early May to early October. These parks generate virtually all of the Partnership's annual revenue with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

          The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition had occurred at the beginning of the twelve-month period ended June 27, 1993.


                   Net revenues               $169,018,000
                   Net income                   41,923,000
                   Net income per
                     limited partner unit            $1.87


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

                  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Results of Operations

          Net revenues of the Partnership's three amusement parks increased 8% to $55.3 million for the quarter ended June 26, 1994 from $51.2 million for the quarter ended June 27, 1993. On a combined basis this increase resulted from a 3% increase in early-season attendance and a 6% increase in in-park guest per capita spending. The increase in attendance resulted from Valleyfair's rebound from the effects of last year's prolonged rains and flooding, as well as the very successful debut of Cedar Point's inverted roller coaster, Raptor. These gains were partially offset by soft early-season attendance at Dorney Park.

          Net income for the quarter increased 22% to $12.7 million, or $.57 per limited partner unit, from $10.5 million, or $.47 per unit, in 1993. Included in costs and expenses are approximately $718,000 of incentive fees payable to the managing general partner relating to the 1994 second quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by 17.75 cents per unit, or $3,988,000 in the aggregate. This compares to $606,000 of incentive fees in the 1993 second quarter.

          While Dorney Park's attendance is disappointing, every effort is being made to tell the story of the "New Dorney" in its market area and to realize the potential we believe the park is capable of achieving. Both Cedar Point and Valleyfair continue to experience strong attendance, which is encouraging as they move into their peak period of operations.

          Financial Condition

          Current assets and liabilities are at normal seasonal levels at June 26, 1994. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 2.0 at June 26, 1994 is financially advantageous.

          The Partnership has available through March, 1996 a $95 million revolving credit facility, of which $64.0 million was borrowed and in use as of June 26, 1994. Seasonal cash flow and this credit facility are expected to be adequate to meet current working capital needs, planned capital expenditures and scheduled distributions to partners.

          PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K


          Exhibits:

          (a)  Exhibits:  None.

          (b)  Reports on Form 8-K:  None.



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

                                        CEDAR FAIR, L.P.
                                          (Registrant)

                                        By  Cedar Fair Management Company
                                            -----------------------------
                                              Managing General Partner



          Date:   August 5, 1994        By        Bruce A. Jackson
                                            -----------------------------
                                                  Bruce A. Jackson
                                                   Vice President
                                             (Chief Financial Officer)


                                        By        Charles M. Paul
                                            -----------------------------
                                                  Charles M. Paul
                                                    Controller
                                             (Chief Accounting Officer)