Form 10-Q
period 1994-10-02
CEDAR FAIR L P
filed 1994-11-16
CIK 811532

                                     FORM 10 - Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

             (Mark One)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 2, 1994

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


               Title of Class                     Units Outstanding As Of
              Depositary Units                        November 1, 1994
        (Representing Limited Partner                    22,240,208
                 Interests)

                                  CEDAR FAIR, L.P.

                                        INDEX





         Part I - Financial Information


          Item 1.    Financial Statements              3-8

          Item 2.    Management's Discussion and        9
                     Analysis of Financial Condition
                     and Results of Operations


         Part II - Other Information


          Item 6.    Exhibits and Reports on Form 8-K  10

         Signatures                                    11

         Exhibit                                       12
         Index

   PART I - FINANCIAL INFORMATION
   Item 1.  -  Financial Statements
                                  CEDAR FAIR, L.P.
                             CONSOLIDATED BALANCE SHEETS
   [CAPTION]
   (In thousands)                                  10/2/94  12/31/93
   -----------------------------------------------------------------
   [S]                                            [C]      [C]
   ASSETS
   Current Assets:
    Cash and cash equivalents                     $  5,930 $    228
    Receivables                                      7,868    1,154
    Inventories                                      3,126    3,502
    Prepaids                                         1,107    2,003
   -----------------------------------------------------------------
                                                    18,031    6,887
   Land, Buildings and Equipment:
    Land                                            22,675   22,665
    Land improvements                               31,364   26,937
    Buildings                                       70,254   69,923
    Rides and equipment                            174,428  158,525
    Construction in progress                           572    8,950
   -----------------------------------------------------------------
                                                   299,293  287,000
    Less accumulated depreciation                  (98,937) (87,389)
   -----------------------------------------------------------------
                                                   200,356  199,611
   Intangibles, net of amortization                 11,561   11,861
   -----------------------------------------------------------------
                                                  $229,948 $218,359
   LIABILITIES AND PARTNERS' EQUITY
   Current Liabilities:
    Accounts payable                              $  6,518 $  5,033
    Distribution payable to partners                12,636   11,232
    Accrued interest                                   541    1,341
    Accrued taxes                                    2,063    2,632
    Accrued salaries, wages and benefits             8,871    5,471
    Self insurance reserves                          6,374    4,184
    Other accrued liabilities                        3,992    1,699
   -----------------------------------------------------------------
                                                    40,995   31,592
   Borrowed Funds:
    Revolving credit loans                             -     36,800
    Term debt                                       50,000   50,000
   -----------------------------------------------------------------
                                                    50,000   86,800
   Partners' Equity:
    Special L.P. interests                           5,290    5,290
    General partners                                   628      238
    Limited partners, 22,240,208 units outstanding 133,035   94,439
   -----------------------------------------------------------------
                                                   138,953   99,967
   -----------------------------------------------------------------
                                                  $229,948 $218,359

   The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                          3

                                  CEDAR FAIR, L.P.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per unit data)

   [CAPTION]
                                      Three months ended  Twelve months ended
                                       10/2/94   10/3/93   10/2/94   10/3/93
   --------------------------------------------------------------------------
   [S]                                [C]       [C]       [C]       [C]
   Net revenues                       $ 142,053 $ 127,015 $ 198,229 $ 178,786
   Costs and expenses:
    Cost of products sold                14,571    13,383    21,083    19,457
    Operating expenses                   34,214    30,531    72,166    66,558
    Selling, general and                 10,854     9,927    21,814    21,014
    administrative
    Depreciation and amortization         9,197     8,767    14,976    14,448
   --------------------------------------------------------------------------
                                         68,836    62,608   130,039   121,477
   --------------------------------------------------------------------------
   Operating income                      73,217    64,407    68,190    57,309
   Interest expense, net                  2,354     1,636     7,399     6,645
   Insurance claim settlements              524       -       2,124       -
   Deferred tax credit                      -      11,000       -      11,000
   --------------------------------------------------------------------------
   Net income                            71,387    73,771    62,915    61,664
   Net income allocated to general          714       738       629       617
   partners
   Net income allocated to limited    $  70,673 $  73,033 $  62,286 $  61,047
   partners
   --------------------------------------------------------------------------
   Weighted average limited partner      22,262    22,251    22,261    22,250
   units outstanding

   Net income per limited partner     $    3.17 $    3.28 $    2.80 $    2.74
   unit
   --------------------------------------------------------------------------

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  CEDAR FAIR, L.P.
                     CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (In thousands)

   [CAPTION]
                                       Special   General   Limited    Total
                                        L.P.    Partners' Partners' Partners'
                                      Interests  Equity    Equity    Equity
   --------------------------------------------------------------------------
   [S]                                [C]       [C]       [C]       [C]
   Balance at December 31, 1993       $   5,290 $     238 $  94,439 $  99,967

    Allocation of net loss                  -        (100)   (9,939)  (10,039)

    Distribution declared                   -        (112)  (11,120)  (11,232)
     ($.50 per limited partner unit)
   --------------------------------------------------------------------------
   Balance at March 27, 1994              5,290        26    73,380    78,696

    Allocation of net income                -         127    12,611    12,738

    Distribution declared                   -        (113)  (11,119)  (11,232)
     ($.50 per limited partner unit)
   --------------------------------------------------------------------------
   Balance at June 26, 1994               5,290        40    74,872    80,202

    Allocation of net income                -         714    70,673    71,387

    Distribution declared                   -        (126)  (12,510)  (12,636)
   ($.5625 per limited partner unit)
   --------------------------------------------------------------------------
   Balance at October 2, 1994         $   5,290 $     628 $ 133,035 $ 138,953
   --------------------------------------------------------------------------

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 CEDAR FAIR, L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

  [CAPTION]
                                             Three months     Twelve months
                                                 ended            ended
 (In thousands)                             10/2/94 10/3/93  10/2/94  10/3/93
 -----------------------------------------------------------------------------
 [S]                                       [C]      [C]      [C]      [C]
 CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
 Net income                                $ 71,387 $ 73,771 $ 62,915 $ 61,664
 Adjustments to reconcile net income to net
 cash from operating activities
   Depreciation and amortization              9,197    8,767   14,976   14,448
   Deferred tax credit                          -    (11,000)     -    (11,000)
   Decrease (increase) in inventories         5,734    5,354      143      (18)
   Decrease (increase) in current and other   1,482    1,252   (2,074)      12
   assets
   Increase (decrease) in accounts payable  (11,041)  (6,399)     387      294
   Increase in other current liabilities      2,206      874    5,229    2,233
 -----------------------------------------------------------------------------
      Net cash from operating activities     78,965   72,619   81,576   67,633
 -----------------------------------------------------------------------------
 CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
 Capital expenditures                        (2,162)  (5,429) (20,619) (20,984)
 -----------------------------------------------------------------------------
      Net cash (for) investing activities    (2,162)  (5,429) (20,619) (20,984)
 -----------------------------------------------------------------------------
 CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

 Net payments on revolving credit loans     (64,000) (58,100) (11,000)  (4,900)
 Distributions paid to partners             (11,232) (10,390) (44,930) (41,560)
 -----------------------------------------------------------------------------
      Net cash (for) financing activities   (75,232) (68,490) (55,930) (46,460)
 -----------------------------------------------------------------------------
 Cash and cash equivalents:
   Net increase (decrease) for the period     1,571   (1,300)   5,027      189
   Balance, beginning of period               4,359    2,203      903      714
 -----------------------------------------------------------------------------
  Balance, end of period                   $  5,930 $    903 $  5,930 $    903
 -----------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 Cash payments for interest expense        $  3,048 $  2,821 $  6,922 $  6,722
 -----------------------------------------------------------------------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               CEDAR FAIR, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE QUARTERS ENDED
                      OCTOBER 2, 1994 AND OCTOBER 3, 1993


The accompanying consolidated financial statements have been prepared from the the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, neccessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the partnership has elected to present financial information regarding operations for the preceding twelve month periods ended October 2, 1994 and October 3, 1993 to accompany the quarterly results. Because amounts for the 12 months ended October 2, 1994 include actual 1993 fourth quarter operations, they are not necessarily indicative of 1994 full calendar year operations.

The current operating results for the three and twelve month periods include nonrecurring gains of $0.5 million and $1.6 million relating to insurance claims for winter storm damage at the Pennsylvania park in 1994 and flood damage and business interruption losses at the Minnesota park in 1993. The Partnership's operating results for the three and twelve months ended October 3, 1993, include a one-time, non-cash credit for deferred taxes of $11 million resulting from 1993 changes in federal tax laws


(1) Significant Accounting and Reporting Policies

The Partnership's consolidated financial statements for the quarters ended October 2, 1994 and October 3, 1993 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1993 which were included in the Form 10-K filed on March 23, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.


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


(3)  Borrowed Funds:

Revolving Credit Loans - In October 1994, the Partnership entered into a revised revolving credit agreement with the same banks under which it will have available credit of $95 million through April 30, 1997. Borrowings under this new agreement bear interest at the banks' prime lending rate with LIBOR and other beneficial options. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt - In August 1994, the Partnership refinanced its $50 million in 9.15% senior notes and entered into a new note agreement for the issuance of $50 million in 8.43% senior notes. In connection with this refinancing, the Partnership incurred a $0.7 million prepayment penalty which is included in interest expense in the accompanying consolidated statements of operations for the three and twelve months ended October 2, 1994. The Partnership is required to make annual repayments of $10 million in August 2002 through August 2006 and may make prepayments with defined premiums.

Covenants - Under the terms of the new credit agreements, the Partnership, among other restrictions, is required to maintain a specified minimum level of net tangible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth limits.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenues at the Partnership's three amusement parks increased 12% to $142.1 million for the quarter ended October 2, 1994 from $127.0 million for the quarter ended October 3, 1993. On a combined basis this increase resulted from a 9% increase in attendance and a 3% increase in guest per capita spending. Operating income for the period increased to $73.2 million, up 14% from $64.4 million in 1993.

Net income for the quarter was $71.4 million, or $3.17 per limited partner unit, compared with $73.8 million, or $3.28 per unit, in 1993. The 1993 results include a one-time, non-cash credit for deferred taxes of $11.0 million, or $0.49 per unit, resulting from changes in the federal tax laws.

The operating results  for the current  period include a  nonrecurring gain  of
$0.5 million relating to an insurance settlement for winter storm damage at Dorney Park, offset by a $0.7 million charge to interest expense for refinancing of long-term debt. Excluding nonrecurring items, net income for the quarter increased 14% to $71.6 million, or $3.18 per unit, from $62.8 million, or $2.79 per unit.

For the current quarter, attendance at all three parks was up compared to last year and Cedar Point achieved a record year, breaking its 1993 record by 8%. Favorable weather throughout the peak vacation months of July and August, together with the very successful debut of our Raptor inverted roller coaster, contributed to Cedar Point's record performance.

Included in costs and expenses are approximately $970,000 of incentive fees payable to the managing general partner relating to the 1994 third quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by 24.00 cents per unit, or $5.3 million in the aggregate. This compares to $758,000 of incentive fees in the 1993 third quarter.

For the entire 1994 operating season, combined attendance at the Partnership's three parks was a record 5.9 million, up 7% from the previous year. Combined per capita spending also continued to rise, increasing 4% to a record $30.69 for 1994 from $29.55 in 1993. Cedar Point accounted for the majority of the attendance increase and the rest was attributed to Valleyfair, as it rebounded strongly from the effects of last year's prolonged rains and flooding. Attendance at Dorney Park was down slightly compared to last year, but we continue to believe that it has substantial long-term growth potential in both attendance and profitability.

Financial Condition

The Partnership's $95 million revolving credit facility is adequate to meet seasonal working capital needs, planned capital expenditures and scheduled distributions. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of
2.3 at October 2, 1994 is financially advantageous. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.
                                         9

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K



   Exhibits:

   (A) Exhibit (10)   Credit Agreement dated as of October 6, 1994
                      between Cedar Fair, L.P. and Society National
                      Bank, NBD Bank, N.A. and National City Bank.

       Exhibit (10.1) Private Shelf Agreement with Prudential
                      Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43% Senior Note Due
                      August 24, 2006.

       Exhibit (27)   Financial Data Schedules

   (b) Reports on     None.
       Form 8-K.

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

                                 CEDAR FAIR, L.P.
                                   (Registrant)

                                 By   Cedar Fair Management Company
                                      -----------------------------
                                         Managing General Partner



   Date:   November 9, 1994      By         Bruce A. Jackson
                                      -----------------------------
                                            Bruce A. Jackson
                                             Vice President
                                       (Chief Financial Officer)


                                 By          Charles M. Paul
                                      -----------------------------
                                             Charles M. Paul
                                               Controller
                                       (Chief Accounting Officer)

   EXHIBIT INDEX


        Exhibit                                               Page
        -------                                               ----

   10   Credit Agreement dated as of October 6, 1994 between   13
        Cedar Fair, L.P. and Society National Bank, NBD
        Bank, N.A. and National City Bank.


   10.1 Private Shelf Agreement with Prudential Insurance      64
        Company of America dated August 24, 1994 and
        $50,000,000, 8.43% Senior Note Due August 24, 2006.


   27   Financial Data Schedules                              107