Form 10-K
CEDAR FAIR L P
filed 1995-03-29
CIK 811532

                                FORM 10 - K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant  to  Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 17, 1995 of $32.00 per unit was $686,831,000.

Number of Depositary Units representing limited partner interests outstanding as of February 17, 1995:  22,240,208.
                     *********************************
                  The Exhibit Index is located at Page 36
                            Page 1 of 37 pages


                             CEDAR FAIR, L.P.

                                   INDEX
                               PART I  PAGE

                            Item 1. Business 3
                           Item 2. Properties 7
                        Item 3. Legal Proceedings 8
        Item 4. Submission of Matters to a Vote of Security Holders
                                     8

                                  PART II

  Item 5. Market for Registrant's Depositary Units and Related Unitholder
                                  Matters
                                     8
                     Item 6. Selected Financial Data 9
  Item 7. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                                    10
          Item 8. Financial Statements and Supplementary Data 13
  Item 9. Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure
                                    24

                                 PART III

        Item 10. Directors and Executive Officers of Registrant 24
                    Item 11. Executive Compensation 28
  Item 12. Security Ownership of Certain Beneficial Owners and Management
                                    31
        Item 13. Certain Relationships and Related Transactions 33

                                  PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
33

Signatures  35

Exhibit Index  36

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

The main amusement areas of Cedar Point consist of over two miles of midways. The park's principal attractions consist of over 50 rides and attractions, including "Magnum XL-200", "Raptor" and "Mean Streak", among the world's tallest steel, inverted and wood roller coasters, respectively;
eight additional roller coasters; "Snake River Falls", one of the world's tallest water flume rides; Berenstain Bear Country, a 1.2 acre children's activity area based on the best-selling Random House children's books created by Stan and Jan Berenstain; "Oceana", which features a live dolphin and sea lion show in a stadium seating up to 1,600 persons; live entertainment shows featuring talented college students in three theaters;
the Cedar Point Cinema, which features a film using a sophisticated projection system on a 66-foot by 88-foot screen in a 950-seat theater; an aquarium; a museum; bathing beach facilities; and "Challenge Park", an extra-charge attraction which includes a water park named "Soak City", a 36-hole themed miniature golf area and a Can-Am-style go-kart track. In addition, there are over 50 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and game areas. All principal rides and attractions are owned and operated by the Partnership.

Cedar Point also owns and operates the historic Hotel Breakers, which has 290 guest rooms in addition to dining and lounge facilities, beach, lake swimming and a courtyard pool; and beginning in 1995, Breakers East, which will feature 206 rooms, including eight tower suites, 95 additional lakeview suites and 103 regular rooms. Other amenities at Breakers East will be a conference/meeting center and a second outdoor pool and spa. In addition to Hotel Breakers and Breakers East, Cedar Point offers the lakefront Sandcastle Suites Hotel, containing 187 suites, each of which accommodates up to six guests and features a balcony with a view of Lake
Erie. This hotel includes other amenities such as beach, lake swimming, courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. Cedar Point also owns and operates the Cedar Point
Marina, which is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for over 700 boats, and Camper Village, which provides sites for approximately 300 recreational vehicles.

The Partnership, through Cedar Point Bridge Company, its wholly-owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay.
This causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park which house up to 2,500 of the park's approximately 3,600 seasonal employees.

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

Valleyfair is comprised of approximately 34 rides and attractions, including four roller coasters; a water park named "Whitewater Country" which includes "Hurricane Falls", a large waterslide raft ride and "Splash
Station", a children's water park; "Thunder Canyon", a white-water raft ride; "The Wave", a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log flume ride; a 500-seat amphitheater; a kiddie ride area; "Challenge Park", an extra-charge attraction which includes a Can-Am-style go-kart track and a 36-hole themed miniature golf area; "Bear Country", an indoor/outdoor children's activity area added in 1994; and, new in 1995, "The Hydroblaster", a 40-foot tall wet/dry slide, or "water coaster". In addition, there are over 20 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and game areas.

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

Dorney Park's principal attractions consist of over 50 rides and attractions, including the "Hercules", a world class wooden roller coaster;
two additional roller coasters; "White Water Landing", one of the world's tallest water flume rides featuring a guest splash basin (the twin of Cedar
Point's "Snake River Falls"); "Thunder Canyon", a white-water rafting ride;
a train ride named the "Cedar Creek Cannonball"; "Wildwater Kingdom", one of the largest waterparks in the United States featuring twelve water slides, including the "Pepsi Aquablast", the longest elevated waterslide in the world, a giant wave pool and two children's activity areas; "Thunder
Creek Mountain", a water flume ride; a giant ferris wheel; a kiddie area featuring "Chester Cheetah's Playland"; live musical shows featuring talented college students; "Thrills Unlimited", an extra-charge attraction which includes a go-kart track and two 18-hole themed miniature golf areas; the "Red Garter Saloon", an 1890's style restaurant and saloon featuring live shows; and beginning in 1995, "Berenstain Bear
Country", a major children's activity area which has proven popular at both
Cedar Point and Valleyfair. Also new for the 1995 operating season is an antique Dentzel carousel carved in 1921, which will be showcased in a new main entrance plaza to the park. In addition there are over 30 restaurants, fast food outlets and refreshment stands and a number of gift and novelty shops and game areas.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The Partnership must carry significant inventories of food and merchandise during the operating season. Seasonal working capital needs are met with a revolving credit facility.

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

COMPETITION

In general, the Partnership competes with all phases of the recreational industry within its primary market areas of Cleveland, Detroit, Minneapolis-
St. Paul, and Philadelphia, including several other amusement/theme parks in the Partnership's market areas. The Partnership's business is subject to factors generally affecting the recreational and leisure time market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island, Sea World and Geauga Lake. Cedar Point's market shares are highest in Michigan, where it has little competition, and lowest in central and southern Ohio, where Paramount Kings Island is a significant competitor.

Valleyfair is the largest amusement park in Minnesota. Camp Snoopy, an indoor amusement park at the Mall of America which opened in 1992, is located approximately 15 miles from Valleyfair and is the park's only nearby direct competitor. Adventureland, a theme park in Des Moines, Iowa, is located approximately 250 miles from Valleyfair.

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

EMPLOYEES

The Partnership has approximately 500 full-time employees. During the operating season, Cedar Point, Valleyfair and Dorney Park have approximately 3,600, 1,200 and 2,600 seasonal employees, respectively, most of whom are college students. Approximately 2,500 of Cedar Point's seasonal employees live in dormitories owned by the Partnership. The
Partnership maintains training programs for all new employees, and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

Cedar Point is located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 60 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. Two seasonal employee housing complexes and a fast-food restaurant owned and operated by the Partnership are located on the adjoining property.

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

At Valleyfair approximately 118 acres have been developed, and approximately 52 additional acres remain available for future expansion.

Dorney Park is situated on approximately 190 acres, including 41 acres of vacant land that the Partnership acquired in 1992, primarily for additional parking. The Partnership plans to continue to develop the area located between the amusement park and the waterpark, previously used for guest parking, by adding new rides and attractions over the next several years.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
         UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange (trading symbol =
FUN). As of February 17, 1995, there were approximately 9,200 registered unitholders of Cedar Fair, L.P. Depositary Units. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:
1994 Distribution High Low
1st Quarter $.50 36 5/8 32 3/8
2nd Quarter  .50 34 1/4 32 1/4
3rd Quarter  .5625 32 5/8 30 7/8
4th Quarter  .5625 32 26 3/4



1993 Distribution High Low
1st Quarter $.4625 32 7/8 27 1/8
2nd Quarter  .4625 30 1/2 27
3rd Quarter  .50 33 1/4 27
4th Quarter  .50 36 5/8 33 1/8

ITEM 6.  SELECTED FINANCIAL DATA

          For the years ended December 31,
 1994(5) 1993(4) 1992(3) 1991 1990
(In thousands except amounts per unit and per capita)
OPERATING DATA
Net revenues $198,358 $178,943 $152,961 $127,950 $121,962
Operating income 68,016 57,480 49,111 42,394 40,324
Net income 62,825 61,879 42,921 35,975 33,173
Per limited
                                                           partner unit (1)
                                                                       2.79
                                                                       2.75
                                                                       1.96
                                                                       1.68
                                                                       1.55

                                                         FINANCIAL POSITION
                  Total assets $223,982 $218,359 $209,472 $142,532 $141,668
                                                  Working capital (deficit)
                                                                   (25,404)
                                                                   (22,365)
                                                                   (19,028)
                                                                   (14,616)
                                                                   (13,446)
                          Long-term debt 71,400 86,800 89,700 65,900 69,900
                       Partners' equity 115,054 99,967 81,333 55,132 51,755
                                                     DISTRIBUTIONS DECLARED
                                                   Per limited partner unit
                                                                     $2.125
                                                                     $1.925
                                                                     $1.725
                                                                     $1.525
                                                                      $1.35

                                                                 OTHER DATA
                                              Depreciation and amortization
                                                                    $14,960
                                                                    $14,473
                                                                    $12,421
                                                                    $10,314
$9,706
Cash flow from
                                                       operating activities

                                                                     81,093

                                                                     69,243

                                                                     56,034

                                                                     46,275

                                                                     43,703
                                                       Capital expenditures
                                                                     19,237
                                                                     23,813
                                                                     15,934
                                                                     10,333
15,168
Combined attendance 5,918 5,511 4,857 4,088 4,130
Combined guest
                                                     per capita spending(2)

                                                                     $30.69

                                                                     $29.55

                                                                     $28.69

                                                                     $28.29

$26.91

NOTE 1 - Net income per limited partner unit is computed based on the weighted average number of units outstanding.

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

NOTE 5 - The 1994 operating results include nonrecurring gains of $2.1 million relating to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues for the year ended December 31, 1994 were $198.4 million, an 11% increase over the year ended December 31, 1993. This followed a 17% increase in 1993, when revenues rose to $178.9 million from $153.0 in 1992.
Net revenues for 1994 reflect a 7% increase in combined attendance (from
5.5 million to 5.9 million) and a 4% increase in combined guest per capita spending at our three parks. Cedar Point, which achieved a record year in 1994, accounted for the majority of the attendance increase and the rest was attributed to Valleyfair as it rebounded strongly from the flood year of 1993. Favorable weather throughout the peak vacation months of July and August, together with the successful debut of the Raptor inverted roller coaster, contributed to Cedar Point's record performance. In 1993, in spite of Valleyfair's 16% attendance decline caused by prolonged rains and flooding in the Minneapolis area, combined attendance increased 13% to 5.5 million, which included Dorney Park's first full year of attendance. In
1992, combined attendance at the three parks was 4.9 million, which included Dorney Park's contribution of approximately 600,000 in attendance for the period following its acquisition, up 19% from 4.1 million in 1991.
Combined guest per capita spending increased 3% in 1993 and 1% in 1992.

Stable population trends in our market areas and uncontrollable factors, such as weather (as was the case at Valleyfair in 1993) and the economy, preclude us from anticipating significant long-term increases in attendance at Cedar Point and Valleyfair. Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks. This has enabled us to maintain a consistently high attendance level as well as steady increases in guest per capita spending and revenues from guest accommodations at Cedar Point, while carefully controlling operating and administrative expenses.

Although attendance at Dorney Park and Wildwater Kingdom was down slightly in 1994, we continue to believe this park has substantial long-term growth potential in both attendance and profitability.

Costs and expenses before depreciation and amortization in 1994 increased to $115.4 million from $107.0 million in 1993. Included in costs and expenses are approximately $3.4 million of incentive fees earned by the managing general partner relating to 1994 cash distributions, which exceeded the minimum distributions as defined in the partnership agreement by 83.5 cents per unit or $18.8 million in the aggregate. This compares to $2.7 million and $2.2 million of incentive fees in 1993 and 1992, respectively. Excluding the incentive fees paid to the general partners, the ratio of costs and expenses before depreciation and amortization to net revenues for 1994 decreased to 56.5% from 58.0% in 1993, largely because many of our operating and administrative expenses have been kept relatively fixed. These same costs and expenses remained unchanged at 58.0% in 1992 and 1991. We are pleased with the continued success in managing our operating expenses, particularly considering the inclusion of Dorney Park with its relatively higher cost structure for the past 2-1/2 operating seasons.

Operating income in 1994 increased 18% to $68.0 million, following a 17% increase in 1993 and a 16% increase in 1992. The 1994 increase in operating income was the result of Cedar Point achieving a record year through increases in attendance and guest per capita spending, along with Valleyfair rebounding strongly from the prior year. Operating income in 1993 increased as a result of Cedar Point generating a significant increase in profits through increases in attendance and guest per capita spending which more than offset Valleyfair's decrease, together with Dorney Park's first full year contributing $1.8 million more operating profit than 1992's partial year. Increased attendance and guest per capita spending at our original two parks, in addition to Dorney Park contributing $3 million in operating profits for the period after its acquisition, generated the increase in operating income for 1992.

Net income for 1994 includes nonrecurring gains of $2.1 million related to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt. Net income for 1993 includes an $11 million one-time, non-cash credit for deferred taxes.
Excluding nonrecurring items, net income increased 21% to $61.4 million from $50.9 million in 1993 and $42.9 million in 1992.

FINANCIAL CONDITION

The Partnership ended 1994 in sound financial condition in terms of both liquidity and cash flow. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 4.1 at December 31, 1994 is financially advantageous.
Receivables and inventories are at

normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 1994, cash generated from operations totaled $81.1 million.  The
Partnership used $19.2 million for capital expenditures, $46.3 million for distributions to the general and limited partners and $15.4 million for the reduction of debt. Distributions in 1995, at the current annual rate of $2.25 per unit, would total approximately $50.5 million, 9% higher than the distributions paid in 1994.

The Partnership has available through April, 1997 a $95 million revolving credit facility, of which $21.4 million was borrowed and in use as of December 31, 1994. The maximum level of borrowings during 1994 on this facility was $86.1 million. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and cash distribution requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Cleveland, Ohio,
January 20, 1995.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit data)

                            For the years ended December 31, 1994 1993 1992
                                                               Net revenues
                                        Admissions $100,532 $89,664 $76,342
                           Food, merchandise and games 85,898 77,934 66,639
                               Accommodations and other 11,928 11,345 9,980
                                                    198,358 178,943 152,961
                                                         Cost and expenses:
                                 Cost of products sold 21,113 19,525 16,822
                                    Operating expenses 72,924 66,347 57,161
                                        Selling, general and administrative
                                                                     21,345
                                                                     21,118
                                                                     17,446
                         Depreciation and amortization 14,960 14,473 12,421
                                                    130,342 121,463 103,850
                                      Operating income 68,016 57,480 49,111
                              Insurance claim settlements 2,102    --    --
                                    Interest expense, net 7,293 6,601 6,190
                                   Deferred tax credit    -- (11,000)    --
                                         Net income $62,825 $61,879 $42,921
                                   Net income allocated to general partners
                                                                        628
                                                                        619
                                                                        429
                                   Net income allocated to limited partners
                                                                    $62,197
                                                                    $61,260
$42,492
Weighted average limited
                                                  partner units outstanding
                                                                     22,267
                                                                     22,252
                                                                     21,646
                                        Net income per limited partner unit
                                                                      $2.79
                                                                      $2.75
$1.96

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEET
(In thousands)
   December 31, 1994 1993
   Assets
   Current Assets:
   Cash $350 $228
   Receivables 1,350 1,154
   Inventories 3,416 3,502
   Prepaids 3,082 2,003
   Total current assets 8,198 6,887
   Land, Buildings and Equipment:
   Land 22,675 22,665
   Land improvements 31,366 26,937
   Buildings 70,259 69,923
   Rides and equipment 174,450 158,525
   Construction in progress 4,503 8,950
    303,253 287,000
   Less accumulated depreciation (98,922) (87,389)
    204,331 199,611
   Intangibles, net of amortization 11,453 11,861
    $223,982 $218,359
   Liabilities and Partners' Equity
   Current Liabilities:
   Accounts payable $5,728 $5,033
   Distribution payable to partners 12,636 11,232
   Accrued interest 1,595 1,341
   Accrued taxes 2,757 2,632
   Accrued salaries,wages and benefits 3,241 3,131
   Self-insurance reserves 6,087 4,184
   Other accrued liabilities 1,558 1,699
   Total current liabilities 33,602 29,252

   Other Liabilities 3,926 2,340
   Long-Term Debt:
   Revolving credit loans 21,400 36,800
   Term debt 50,000 50,000
    71,400 86,800

   Partners' Equity:
   Special L.P. interests 5,290 5,290
   General partners 389 238
   Limited partners, 22,240,208
                                                          units outstanding
                                                                    109,375
94,439
 115,054 99,967
 $223,982 $218,359

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                            For the years ended December 31, 1994 1993 1992
                                 Cash Flows From (For) Operating Activities
                                         Net income $62,825 $61,879 $42,921
             Adjustments to reconcile net income to net cash from operating activities
                                         Deferred tax credit -- (11,000) --
                         Depreciation and amortization 14,960 14,473 12,421
   Change in assets and liabilities net of effects in 1992 from purchase of
                                           Dorney Park & Wildwater Kingdom:
                                         Decrease in inventories 86 449 652
                            Decrease (increase) in current and other assets
                                                                    (1,311)
                                                                        131
                                    795
          Increase (decrease) in accounts payable 695 140 (2,484)
           Increase in self-insurance reserves 1,903 1,102 1,000
             Increase in other current liabilities 349 791 252
               Increase in other liabilities 1,586 1,278 477
          Net cash from operating activities 81,093 69,243 56,034

                Cash Flows From (For) Investing Activities
              Capital expenditures (19,237) (23,813) (15,934)
              Acquisition of Dorney Park & Wildwater Kingdom:
               Land, buildings, rides and equipment acquired
                                    --
                                                                         --
                                 (51,175)
          Negative working capital assumed, net of cash acquired
                                     --
                                                                         --
                                   2,061
      Net cash (for) investing activities (19,237) (23,813) (65,048)

                Cash Flows From (For) Financing Activities
      Net payments on revolving credit loans (15,400) (2,900) (3,171)
         Distributions paid to partners (46,334) (42,403) (36,041)
              Acquisition of Dorney Park & Wildwater Kingdom:
 Borrowings on revolving credit loans for refinancing of assumed long-term debt
                                     --
                                                                         --
26,971
Issuance of limited partnership units   --   -- 21,160
Net cash from (for) financing activities (61,734) (45,303) 8,919
Cash:
Net increase (decrease) for the period 122 127 (95)
Balance, beginning of period 228 101 196
Balance, end of period $350 $228 $101
Supplemental Information:
Cash payments for interest expense $7,039 $6,622 $6,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
   Special General Limited Total
   L.P. Partners' Partners' Partners'
   Interests Equity Equity Equity
  Balance at December 31, 1991 $5,290 $1 $49,841 $55,132
  Issuance of 1,078,208
                         limited partnership units
                                                                         --
                                                                         --
                                                                     21,160
                                  21,160
               Allocation of net income -- 429 42,492 42,921
   Partnership distributions declared ($1.725 per limited partner unit)

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

                                                                         --

                                                                      (432)

                                                                   (42,813)

                                 (43,245)

           Balance at December 31, 1993 5,290 238 94,439 99,967
               Allocation of net income -- 628 62,197 62,825
   Partnership distributions declared ($2.125 per limited partner unit)

                                                                         --

                                                                      (477)

                                                                   (47,261)

(47,738)

Balance at December 31, 1994 $5,290 $389 $109,375 $115,054

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

For the services it provides, the Managing General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The Managing General Partner earned $3,874,000, $3,176,000 and $2,387,000 of such fees in 1994, 1993 and
1992, respectively. In both 1994 and 1993, the Special General Partner received a fixed annual amount of $800,000 for its services, which included its share of cash distributions. In 1992, the Special General Partner received fees totaling $1,370,000 based on Partnership revenues and distributions.

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

Land improvements 23 Years
Buildings 28 Years
Rides 17 Years
Equipment 10 Years


Segment Reporting - The Partnership is in the single business of operating amusement parks with accompanying resort facilities.

Reclassification - Certain prior year amounts have been reclassified to reflect comparability with the 1994 presentation.

Income Taxes - The accompanying statements of operations do not include a provision for current federal or state income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of its unitholders. Neither the Partnership's financial reporting income, nor the distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its unitholders. The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the Partners could be changed accordingly.

The Omnibus Budget Reconciliation Act of 1993 ( the "Act") was signed into law in August 1993. Among other provisions, the Act allows taxpayers who acquire an interest in an intangible asset to deduct its amortization over a 15-year period beginning the month in which the intangible asset is acquired. This provision extends to the acquisition of partnership interests, to the extent that taxpayers obtain an increased basis for the intangible assets of the partnership. The effect of the Act on taxpayers acquiring Cedar Fair, L.P. units at 1994 and 1993 market prices is to provide amortization deductions which offset a substantial portion of the taxable income otherwise allocable by the Partnership to these units for the next several years. The amortization deductions will be recaptured and taxed as ordinary income upon sale of the partnership units. The new rules generally were effective for purchases of Partnership units after August
10, 1993, but transitional relief in the Act permitted partners to elect to apply the new rules to all units acquired after July 25, 1991.

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

The amount of the intangible asset available to a successor corporation will depend on the price and volume of trading in the

Partnership's units through the date of its conversion to corporate status.
Management concluded that the amount of intangible assets resulting from purchases of limited partner units during 1993 was sufficient to offset the estimated amount of deferred income taxes otherwise requiring recognition by the Partnership under Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes". Accordingly, the deferred income taxes totaling $11 million recorded in connection with the 1992 acquisition of Dorney Park & Wildwater Kingdom were reversed and credited to income in 1993.

The 1987 legislation also provides that net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

(3)  Long-Term Debt:

At December 31, 1994 and 1993, long-term debt consisted of the following:

(In thousands) 1994 1993

Revolving credit loans $21,400 $36,800

Term debt 50,000 50,000
 $71,400 $86,800

Revolving Credit Loans - In October 1994, the Partnership entered into a revised credit agreement with the same three banks under which it will have available a $95 million credit facility through April 30, 1997. Borrowings under this credit facility were $21.4 million as of December 31, 1994. The maximum outstanding balance during 1994 was $86.1 million.

Borrowings under this new agreement bear interest at the banks' prime lending rate, with LIBOR and other beneficial options. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt - In August 1994, the Partnership refinanced its $50 million in
9.15% senior notes, reducing the interest rate to 8.43%. In connection with this refinancing, the Partnership incurred a $0.7 million prepayment penalty which is included in 1994 interest expense. The Partnership is required to make annual repayments of $10 million in August 2002 through August

2006 and may make prepayments with defined premiums. The fair value of the aggregate future repayments on these senior notes at December 31, 1994, as required by Statement of Financial Accounting Standards No. 107, would be approximately $49.7 million, applying a discount rate of 8.81%.

Covenants - Under the terms of the new credit agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth limits.

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

(5) Retirement Plans:

The Partnership has a trusteed, noncontributory retirement plan for nonunion employees. Contributions are discretionary and were $1,120,000 in 1994, $1,165,000 in 1993 and $800,000 in 1992.

The Partnership also has an Employees' Savings and Investment Plan under which employees can contribute specified percentages of their salary, matched up to a limit by the Partnership. Contributions by the Partnership to this plan approximated $359,000 in 1994, $352,000 in 1993 and $268,000 in 1992.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $294,000, $276,000 and $282,000 were contributed for the years ended December 31, 1994, 1993 and 1992, respectively. The Partnership believes that, as of December 31, 1994, it would have no withdrawal liability as defined by the Multiemployer
Pension Plan Amendments Act of 1980.

In 1992, the Partnership amended its policy for payment of fees earned by the Managing General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors. Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $1,398,000 in 1994, $1,118,000 in 1993 and $514,000 in 1992, including the value of 27,991, 10,588 and 10,039 limited partnership units issuable in future years which are included in the calculation of weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Acquisition:

On July 21, 1992, the Partnership acquired substantially all of the assets of Dorney Park & Wildwater Kingdom for approximately $48 million. The purchase price consisted of 1,078,208 unregistered limited partnership units (valued at the July 21 NYSE closing price of $19.625, or $21.2 million in the aggregate) and the assumption of $27.0 million of long-term debt. The acquisition was accounted for as a purchase, and accordingly the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of acquisition. The related intangible asset of $11.0 million is being amortized over 40 years.


QUARTERLY OPERATING RESULTS (1)
(In thousands except amounts per unit)
             Net income
    per
  Operating  limited
 Net income Net income partner
(unaudited) revenues (loss) (loss) unit
1994
1st Quarter (2) $358 $(10,024) $(10,039) $(.45)
2nd Quarter 55,346 14,793 12,738 .57
3rd Quarter (3) 142,053 73,217 71,387 3.17
4th Quarter 601 (9,970) (11,261) (.50)
 $198,358 $68,016 $62,825 $2.79
1993
1st Quarter $292 $(9,525) $(11,189) $(.50)
2nd Quarter 51,164 12,395 10,469 .47
3rd Quarter (4) 127,015 64,407 73,771 3.28
4th Quarter 472 (9,797) (11,172) (.50)
 $178,943 $57,480 $61,879 $2.75

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

(2) The first quarter of 1994 includes a gain of $1.6 million relating to an insurance settlement for flood damage in 1993 at Valleyfair.

(3) The third quarter of 1994 includes a gain of $0.5 million relating to an insurance settlement for winter storm damage at Dorney Park, offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

(4) The third quarter of 1993 includes a nonrecurring credit for deferred taxes of $11.0 million, or $0.49 per unit, resulting from changes in federal tax laws.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management consisting of 20 individuals, is the Managing General Partner of the Partnership and has full responsibility for the management of the Partnership. CF Partners, a Delaware general partnership, is the Special General Partner of the Partnership.
Collectively, the Managing General Partner and the Special General Partner are called the General Partners. For additional information, including the fees paid to the General Partners for services rendered during 1994, attention is directed to Note 1 to the consolidated financial statements on page 18.


Directors:
Name Age Position with Managing General Partner

Richard L. Kinzel 54 President, Chief Executive Officer, Director since
1986
Mary Ann Jorgenson* 54 Director since 1988
Donald H. Messinger* 51 Director since 1993
James L. Miears 59 Executive Vice President and General Manager-Cedar
Point, Director since 1993
Thomas A. Tracy* 63 Director since 1993

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

Executive Officers:

                                   Name
Age Position with Managing General Partner
Richard L. Kinzel 54 President and Chief Executive Officer since 1986
John R. Albino 48 Vice President-Food Operations-Cedar Point since 1993
Richard  J. Collingwood 55 Corporate Vice President-General Services  since
1992
Jacob T. Falfas 43 Vice President-Park Operations-Cedar Point since 1993
H. John Hildebrandt 45 Vice President-Marketing-Cedar Point since 1993
Bruce  A.  Jackson 43 Corporate Vice President-Finance and Chief  Financial
Officer since 1992
Lee C. Jewett 60 Corporate Vice President-Planning & Design since 1990
Daniel  R.  Keller  45 Senior Vice President-Operations-Cedar  Point  since
1993
James  L.  Miears  59 Executive Vice President-General Manager-Cedar  Point
since 1993
William E. Near 53 Vice President-General Manager-Dorney Park since 1992
Thomas W. Salamone 50 Treasurer since 1982
Alan L. Schwartz 45 Vice President-Finance-Valleyfair since 1978
Joseph  L. von der Weis 62 Vice President-Accommodations-Cedar Point  since
1973
Walter R. Wittmer 54 Vice President-General Manager-Valleyfair since 1988

BUSINESS EXPERIENCE.

Directors:

Richard L. Kinzel has served as president and chief executive officer since
1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

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

James L. Miears has served as Executive Vice President and General Manager of Cedar Point since 1993. In 1992, he was Senior Vice President-
Merchandise at Cedar Point and prior to 1992 he served as Vice President-
Merchandise of Cedar Point for more than five years.

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

Richard J. Collingwood has served as Corporate Vice President-General
Services since 1992 and has primary responsibility for human resources, purchasing and security. Prior to 1992, he served as Vice President-
General Services of Cedar Point for more than five years.

Jacob T. Falfas has served as Vice President-Park Operations of Cedar Point since 1993. Prior to 1993, he served as Director-Park Operations of Cedar
Point for more than five years.

H. John Hildebrandt has served as Vice President-Marketing of Cedar Point since 1993. Prior to 1993, he served as Director-Marketing of Cedar Point for more than five years.

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

Alan L. Schwartz has served as Vice President-Finance of Valleyfair for more than five years.

Joseph L. von der Weis has served as Vice President-Accommodations of Cedar
Point for more than five years.

Walter R. Wittmer has served as Vice President-General Manager of
Valleyfair for more than five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the
Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The
Partnership understands from the information provided to it by these individuals that, except for Messrs. Jewett and Tracy, each of whom made one inadvertently late filing, all filing requirements applicable to the Insiders were adhered to for 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

                        SUMMARY COMPENSATION TABLE

Annual Compensation   Long Term Compensa-tion
(a) (b) (c) (d) (f) (i)
    Restric-ted Unit All Other Compensa-
Name and  Salary Bonus Awards tion
Principal Position Year ($) ($) ($) ($)
Richard L. Kinzel, 1994 189,385 469,298 179,735 200,698
President and Chief 1993 173,692 396,000 66,000 166,913
Executive Officer 1992 165,837 378,466 68,200 102,428

James L. Miears, 1994 134,423 242,508 97,160  99,698
Executive Vice Presi- 1993 119,827 199,000 31,000  77,813
dent and General Mana-ger-Cedar Point 1992 112,510 192,123 29,600  52,228

Bruce A. Jackson, 1994 119,826 215,563 69,586  17,298
Corporate Vice Presi- 1993 115,327 191,000 31,500  23,313
dent-Finance and Chief Financial Officer 1992 108,010 187,564 28,200
27,228

Walter R. Wittmer, 1994 119,615 215,563 68,586  52,698
Vice President and 1993 109,692 182,000 31,000  50,313
General Manager-Valleyfair 1992 101,904 183,615 26,100  36,028

Daniel R. Keller, 1994 119,808 215,563 33,586  15,698
Senior Vice President- 1993 114,827 168,000 25,000  21,513
Operations-Cedar Point 1992 110,394 162,955 22,000  20,028

Notes To Summary Compensation Table:

Column (f) Restricted Unit Awards.   The aggregate number of restricted
Cedar Fair, L.P. depositary units, representing limited partner interests, awarded to Messrs. Kinzel, Miears, Jackson, Wittmer and
Keller as of December 31, 1994, together with their market value at yearend, were 11,235 ($331,431), 5,628 ($166,026), 4,610
($135,999), 4,473 ($131,947) and 2,877 ($84,875), respectively.
These units will accrue additional units on the date of each quarterly distribution paid by the Registrant, calculated at the
NYSE closing price on that date.


Column (i) All Other Compensation. Comprises amounts accrued under the following plans:
 1.Profit Sharing Retirement Plan - With respect to 1994, $11,198 was credited to the accounts of each of the named executive officers.
 2.Employees' Savings and Investment Plan - With respect to 1994,
$4,500 was credited to the accounts of each of the named executive officers, with the exception of Mr. Wittmer, who chose not to participate in this plan in 1994.
 3.Supplemental Retirement Benefits - With respect to 1994, the amounts credited to the accounts of Messrs. Kinzel, Miears, Jackson, Wittmer and Keller were $185,000, $84,000, $1,600, $41,500 and $0, respectively.

Cash bonuses, restricted unit awards, and supplemental retirement benefits provided to the Partnership's executive management are reimbursed by the Managing General Partner out of funds provided by management and incentive fees and cash distributions from the Partnership.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS.

Severance Compensation.

All regular, full-time, non-union affiliated employees, including the named executive officers, who have been employed by the Partnership for at least one year are eligible for severance compensation under the Cedar Fair, L.P.
Severance Pay Plan.  Under the Plan, employees are generally eligible for severance pay if their employment is terminated due to the elimination of the job or position, a mutually agreed-upon separation of the employee due to performance, or a change in ownership which results in replacement of the employee by the new owner.  Upon termination of employment where severance compensation is payable under the Plan, the employee is entitled to receive a payment based on the following schedule:
Length of Service   Severance Pay
1 year through 10 years One week of pay for each full year of service
11 years through 30 years Ten weeks pay plus two weeks of pay for each full year of service in excess of 10
31 years  or more Fifty-two weeks of pay

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

The following table sets forth information obtained by the Partnership from
Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership (determined in accordance with the rules of the Securities and Exchange Commission) by parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 17, 1995.


 Amount and Nature of Beneficial Ownership
Name of  Percent
Beneficial Beneficial of Investment Power  Voting Power
Owner Ownership Units Sole Shared Sole Shared

FMR Corp.
82 Devonshire Street
Boston, MA 02109 1,168,300 5.25 1,168,300 -0- 375,200 -0-

B.  Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 17, 1995.

                 Amount and Nature of Beneficial Ownership
                                  Benefi-

                             Name of cial Own-
                             Investment Power
                           Voting Power  Percent
                                                                         of
                      Beneficial Owner ership Sole Shared Sole Shared Units
            Richard L. Kinzel (1) 280,582 84,667 195,915 84,667 195,915 1.3
                 Mary Ann Jorgenson (2) 382,388 200 382,188 200 382,188 1.7
                                  Donald H. Messinger 207 207 -0- 207 -0- *
                James L. Miears (1) 212,212 14,830 197,382 14,830 197,382 *
                                Thomas A. Tracy 1,663 657 1,006 657 1,006 *
                        Bruce A. Jackson 18,947 17,947 1,000 17,947 1,000 *
                          Walter R. Wittmer (3) 6,969 6,819 150 6,819 150 *
               Daniel R. Keller (1) 212,387 20,877 191,510 20,877 191,510 *
                     All Directors and officers as a group (17 individuals)

                                                                    827,390

                                                                    214,434

                                                                    612,956

                                                                    214,434

                                  612,956

3.7

*  Less than one percent of outstanding units.

(1) Includes 191,510 units held by a corporation of which Messrs. Kinzel, Miears and Keller, together with certain current and former executive officers of the Partnership, are shareholders and, under Rule 13d-3 of the Securities and Exchange Commission, are deemed to be the beneficial owners of these units by having shared investment and voting power. Messrs.
Kinzel, Miears and Keller disclaim beneficial ownership of 165,700, 170,862 and 173,443, respectively, of these units. The units owned by the corporation have been counted only once in the total of the directors and executive officers as a group.

(2) Includes 381,988 units held by certain trusts of which Mrs. Jorgenson and another partner of Squire, Sanders & Dempsey are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

(3) Includes 150 units held by Mr. Wittmer's son, as to which Mr. Wittmer disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Notes 1 and 4 to the consolidated financial statements located on pages 18 and 22 of this Form 10-K report, which are incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

A.1.  Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 13-23 of this Form 10-K report, which are incorporated herein by this reference.

(i) Consolidated Balance Sheets - December 31, 1994 and 1993.
(ii) Consolidated Statements of Operations - Years ended December 31, 1994,
1993 and 1992.
(iii) Consolidated Statements of Partners' Equity - Years ended December
31, 1994, 1993 and 1992.
(iv) Consolidated Statements of Cash Flows - Years ended December 31, 1994,
1993 and 1992.
(v) Notes to Consolidated Financial Statements - December 31, 1994, 1993 and 1992.
(vi) Report of Independent Public Accountants.

A.2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A.3.  Exhibits

The exhibits listed below are submitted in a separate section of this report immediately following the Signatures page.

Exhibit
Number Description
3.1* Form of Third Amended and Restated Certificate and Agreement of
Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the
Prospectus).
3.2 Form of Admission and Substitution Agreement.  Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the
year ended December 31, 1988.
3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited
Partnership of Cedar Fair, L.P., dated as of December 31, 1992.
Incorporated herein by reference to Exhibit 3.3 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 1992.
4* Form of Deposit Agreement.
10.1* Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.3* Letter amending Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.4 Private Shelf Agreement with Prudential Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43% Senior Note Due August 24,
2006. Incorporated herein by reference to Exhibit 10.1 to Registrant's Form
10-Q for the quarter ended October 2, 1994.
10.5 Contribution Agreement by and among Dorney Park Coaster Company,
Wildwater Kingdom, Inc. and the Registrant, dated July 21, 1992.
Incorporated herein by reference to Registrant's Form 8-K filed August 4,
1992.
10.9 Credit Agreement dated as of October 6, 1994 between Cedar Fair, L.P.
and Society National Bank, NBD Bank, N.A. and National City Bank.
Incorporated herein by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended October 2, 1994.
10.15 Bonus and Incentive Compensation Policy for Officers of Cedar Fair
Management Company dated as of November 2, 1992.   Incorporated herein by
reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for
the year ended December 31, 1992.
21* Subsidiaries of Cedar Fair, L.P.
27 Financial Data Schedule

* Incorporated herein by reference to the Registration Statement on Form S-
1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B.  Reports on Form 8-K.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CEDAR FAIR, L.P.
                                   (Registrant)

DATED:    March 2, 1995

                                   /S/ Richard L. Kinzel
                                      Richard L. Kinzel
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature Title Date
/S/ Richard L. Kinzel President and Chief Executive March 2, 1995
 Richard L. Kinzel Officer, Director

/S/ Bruce A. Jackson Corporate Vice President-Finance March 2, 1995
 Bruce A. Jackson (Chief Financial Officer)

/S/ Charles M. Paul Controller March 2, 1995
 Charles M. Paul (Principal Accounting Officer)

/S/ Mary Ann Jorgenson Director March 2, 1995
 Mary Ann Jorgenson

/S/ Donald H. Messinger Director March 2, 1995
 Donald H. Messinger

/S/ James L. Miears Executive Vice President, March 2, 1995
 James L. Miears Director

/S/ Thomas A. Tracy Director March 2, 1995
 Thomas A. Tracy





                        ANNUAL REPORT ON FORM 10-K
                             CEDAR FAIR, L.P.
                   For the Year Ended December 31, 1994

                               EXHIBIT INDEX

                                Exhibit Page
3.1 Form of Third Amended and Restated Certificate and Agreement of Limited
                      Partnership of Cedar Fair, L.P.
                                     *
            3.2 Form of Admission and Substitution Agreement. *
  3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited
      Partnership of Cedar Fair, L.P., dated as of December 31, 1992.
                                     *
                      4 Form of Deposit Agreement. *
 10.1 Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof. *
 10.3 Letter amending Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
                                     *
 10.4 Private Shelf Agreement with Prudential Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43% Senior Note Due August 24,
                                   2006.
                                     *
   10.5 Contribution Agreement by and among Dorney Park Coaster Company,
     Wildwater Kingdom, Inc. and the Registrant, dated July 21, 1992.
                                     *
10.9 Credit Agreement dated as of October 6, 1994 between Cedar Fair, L.P.
     and Society National Bank, NBD Bank, N.A. and National City Bank

                                     *
 10.15 Bonus and Incentive Compensation Policy for Officers of Cedar Fair
             Management Company dated as of November 2, 1992.
                                                                          *
                                      21 Subsidiaries of Cedar Fair, L.P. *
                                              27 Financial Data Schedule 37

                    * Incorporated herein by reference; see Item 14(A) (3).




