Form 10-Q
period 1995-03-26
CEDAR FAIR L P
filed 1995-05-10
CIK 811532

3
                           FORM 10 - Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


    (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 26, 1995

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


        Title of Class              Units Outstanding As Of
       Depositary Units                   May 5, 1995
 (Representing Limited Partner            22,240,208
          Interests)

                        CEDAR FAIR, L.P.

                              INDEX





      Part I - Financial Information

      Item 1.      Financial Statements               3-7

      Item 2.      Management's Discussion and         8
                   Analysis of Financial Condition
                   and Results of Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form 8-K    9

      Signatures                                       10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                               3/26/95   12/31/94
                      ASSETS
      Current Assets:
      Cash                                     $    714  $    350
      Receivables                              244       1,350
      Inventories                              7,046     3,416
      Prepaids                                 3,076     3,082
                                               11,080    8,198
      Land, Buildings and Equipment:
      Land                                     22,675    22,675
      Land improvements                        31,366    31,366
      Buildings                                70,259    70,259
      Rides and equipment                      174,450   174,450
      Construction in progress                 11,599    4,503
                                               310,349   303,253
      Less accumulated depreciation            (98,930)  (98,922)
                                               211,419   204,331

      Intangibles, net of amortization         11,365    11,453
                                               $233,864  $223,982
         LIABILITIES AND PARTNERS' EQUITY
      Current Liabilities:
      Accounts payable                         $ 11,826  $  5,728
      Distribution payable to partners         12,636    12,636
      Accrued interest                         599       1,595
      Accrued taxes                            2,748     2,751
      Accrued salaries, wages and benefits     2,445     3,241
      Self insurance reserves                  5,909     6,087
      Other accrued liabilities                1,748     1,588
                                               37,911    33,602

      Other Liabilities                        3,383     3,926
      Long-Term Debt:
      Revolving credit loans                   52,500    21,400
      Term debt                                50,000    50,000
                                               102,500   71,400
      Partners' Equity:
      Special L.P. interests                   5,290     5,290
      General partners                         139       389
      Limited partners,22,240,208 units        84,641    109,375
      outstanding
                                               90,070    115,054
                                               $233,864  $223,982

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                   Three months ended     Twelve months
                                                              ended
                                    3/26/95   3/27/94   3/26/95   3/27/94
      Net revenues                 $    382  $    358  $198,382  $179,009
      Costs and expenses:
      Cost of products sold        142       112       21,143    19,544
      Operating expenses           8,882     8,076     73,730    67,108
      Selling, general and
      administrative               1,984     2,082     21,247    20,909
      Depreciation and             96        112       14,944    14,467
      amortization
                                   11,104    10,382    131,064   122,028

      Operating income (loss)      (10,722)  (10,024)  67,318    56,981
      Insurance claim settlements       --   1,600     502       1,600
      Interest expense, net        1,626     1,615     7,304     6,552
      Deferred tax credit               --        --        --   11,000

      Net income (loss)            (12,348)  (10,039)  60,516    63,029
      Net income (loss) allocated
      to general partners          (123)     (100)     605       630
      Net income (loss) allocated
      to limited partners          $(12,225)  $ (9,939)  $59,911   $ 62,399

      Weighted average limited
      partner units outstanding    22,292    22,262    22,274    22,255

      Net income (loss) per
      limited partner unit         $   (.55)  $   (.45)  $   2.69  $   2.80

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                                    Special   General   Limited    Total
                                     L.P.    Partners  Partners   Partners
                                                 '         '         '
                                   Interest   Equity    Equity     Equity
                                       s
      Balance at December 31,      $  5,290   $    389  $109,375  $115,054
      1994

      Allocation of net loss            --   (123)     (12,225)   (12,348)

      Distribution declared             --   (127)     (12,509)   (12,636)
       ($.5625 per limited
      partner unit)

      Balance at March 26, 1995    $  5,290   $    139  $ 84,641  $ 90,070

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)
                                              Three months      Twelve months
                                                  ended             ended
                                            3/26/95  3/27/94  3/26/95  3/27/94
         CASH FLOWS FROM (FOR) OPERATING
                   ACTIVITIES

      Net income (loss)                   $(12,348  $(10,039  $ 60,516 $ 63,029
                                          )         )
      Adjustments to reconcile net
      income to net cash from (for)
      operating activities
      Depreciation and amortization       96       112       14,944   14,467
      Deferred tax credit                 --       --        --       (11,000)
      Change in assets and liabilities
      Decrease (increase) in inventories  (3,630)  (3,294)   (250)    3
      Decrease in current and other       1,112    823       1,007    712
      assets
      Increase (decrease) in accounts     6,098    5,050     1,743    (91)
      payable
      Increase (decrease) in self-
      insurance reserves                  (178)    (207)     1,932    1,176
      Increase (decrease) in other
      current liabilities                 (1,611)  (19)      (1,244)  1,092
      Increase (decrease) in other        (543)    14        1,029    1,281
      liabilities
      Net cash from (for) operating       (11,004) (7,560)   79,677   70,669
      activities

        CASH FLOWS FROM (FOR) INVESTING
                  ACTIVITIES

      Capital expenditures                (7,096)  (5,693)   (22,668) (24,780)
      Net cash (for) investing            (7,096)  (5,693)   (22,668) (24,780)
      activities

        CASH FLOWS FROM (FOR) FINANCING
                  ACTIVITIES

      Net borrowings (payments) on
      revolving credit loans              31,100   25,100    (9,400)  (2,000)
      Distributions paid to partners      (12,636) (11,232)  (47,738) (43,245)
      Net cash from (for) financing       18,464   13,868    (57,138) (45,245)
      activities

      Cash and cash equivalents:
      Net increase (decrease) for the     364      615       (129)    644
      period
      Balance, beginning of period        350      228       843      199
      Balance, end of period              $    714 $   843   $    714 $    843

      SUPPLEMENTAL INFORMATION
      Cash payments for interest expense  $  3,784 $    549  $  9,112 $  6,575

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                MARCH 26, 1995 AND MARCH 27, 1994

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the
Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full year.
Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 26, 1995 and March 27, 1994 to accompany the quarterly results. Because amounts for the 12 months ended March
26, 1995 include actual 1994 season operating results, they are not necessarily indicative of 1995 full calendar year operations.

The operating results for the three and twelve months ended March
27, 1994, include a gain of $1.6 million relating to an insurance claim for flood damage and business interruption losses at the Partnership's Minnesota park in 1993. Operating results for the twelve-month period ended March 27, 1994, also includes a one-time, non-cash credit for deferred taxes of $11 million resulting from 1993 changes in federal tax laws.

(1) Significant Accounting and Reporting Policies

The  Partnership's  consolidated  financial  statements  for  the quarters ended March 26, 1995 and March 27, 1994 included in this
Form  10-Q  report  have  been prepared in  accordance  with  the accounting  policies  described  in  the  Notes  to  Consolidated
Financial Statements for the year ended December 31, 1994,  which were  included in the Form 10-K filed on March 29, 1995.  Certain
information   and  footnote  disclosures  normally  included   in
financial   statements  prepared  in  accordance  with  generally
accepted  accounting  principles have been condensed  or  omitted pursuant  to  the  rules and regulations of  the  Securities  and
Exchange Commission.  These financial statements should  be  read in  conjunction  with  the  financial statements  and  the  notes thereto included in the Form 10-K referred to above.

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

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The  Partnership's amusement parks are open to  the  public  from early  May  to  early October.  Therefore, net revenues  for  the
first   quarter  are  historically  minimal  and  are   generated
primarily  from  restaurant operations and marina  rentals.   Net
revenues  for  the  quarter ended March 26,  1995  were  $382,000 compared to $358,000 for the quarter ended March 27, 1994.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses for the  three
parks.   Net loss for the quarter was $12.3 million or  $.55  per
limited  partner unit, compared with a loss of $10.0 million,  or
$.45  per unit, in 1994.  Operating results for the prior  period include a final insurance settlement of $1.6 million, or $.07 per
unit,   relating  to  a  claim  for  flood  damage  and  business
interruption at the Partnership's Minnesota park in 1993.

Included in costs and expenses are approximately $930,000 of incentive fees payable to the managing general partner relating to the 1995 first quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by 23 cents per unit, or $5,167,000 in the aggregate. This compares to $718,000 of incentive fees in the 1994 first quarter.


Financial Condition

The Partnership has available through April, 1997 a $95 million revolving credit facility, of which $52.5 million was borrowed and in use as of March 26, 1995. This credit facility is adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

In   our   highly  seasonal  business  with  investment   heavily
concentrated  in  property and equipment,  the  negative  working
capital   ratio   of  3.4  at  March  26,  1995  is   financially
advantageous.  Current assets are at normal seasonal  levels  and credit  facilities  are in place to fund current  liabilities  as required.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibits:   None

(b)  Reports on Form 8-K:   None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   May 5, 1995           By         Bruce A. Jackson
                                         Bruce A. Jackson
                                         Vice President
                                   (Chief Financial Officer)


                              By         Charles M. Paul
                                         Charles M. Paul
                                            Controller
                                    (Chief Accounting Officer)

