Form 10-Q
period 1995-06-25
CEDAR FAIR L P
filed 1995-08-09
CIK 811532

                           FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     (Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 25, 1995

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


        Title of Class              Units Outstanding As Of
       Depositary Units                 August 1, 1995
 (Representing Limited Partner            22,904,908
          Interests)

                        CEDAR FAIR, L.P.

                              INDEX





      Part I - Financial Information

      Item 1.      Financial Statements                3-8

      Item 2.      Management's Discussion and          9
                   Analysis of Financial Condition
                   and Results of Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form 8-K    10

      Signatures                                       11

      Index to                                         12
      Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
      (In thousands)                          6/26/95  12/31/94


      ASSETS
      Current Assets:
      Cash                                  $   3,753   $   350
      Receivables                               6,398     1,350
      Inventories                               9,211     3,416
      Prepaids                                  3,501     3,082

                                               22,863    8,198
      Land, Buildings and Equipment:
      Land                                     22,685    22,675
      Land improvements                        34,382    31,366
      Buildings                                81,094    70,259
      Rides and equipment                     182,973   174,450
      Construction in progress                  1,319     4,503

                                              322,453   303,253
      Less accumulated depreciation          (104,238)  (98,922)                                                         )

                                              218,215   204,331
      Intangibles, net of amortization         11,270    11,453

                                             $252,348  $223,982

      LIABILITIES AND PARTNERS' EQUITY
      Current Liabilities:
      Accounts payable                        $17,760   $ 5,728
      Distribution payable to partners         12,636    12,636
      Accrued interest                          1,580     1,595
      Accrued taxes                             2,285     2,757
      Accrued salaries, wages and benefis       5,710     3,241
      Self-insurance reserves                   5,849     6,087
      Other accrued liabilities                 4,924     1,558

                                               50,744    33,602

      Other Liabilities                         3,430     3,926
      Long-Term Debt:
      Revolving credit loans                   59,200    21,400
      Term debt                                50,000    50,000

                                              109,200   71,400
      Partners' Equity:
      Special L.P. interests                    5,290     5,290
      General partners                            129       389
      Limited partners, 22,240,208 units       83,555   109,375
      outstanding

                                               88,974   115,054

                                             $252,348  $223,982


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                   Three months ended     Twelve months
                                                              ended
                                    6/25/95   6/26/94   6/25/95   6/26/94

      Net revenues               $ 54,919  $ 55,346  $197,955  $183,191
      Costs and expenses:
      Cost of products sold         6,058     6,248    20,953    19,895
      Operating expenses           22,671    22,088    74,313    68,484
      Selling, general and
      administrative                7,026     6,665    21,608    20,887
      Depreciation and              5,404     5,552    14,796    14,546
      amortization

                                   41,159    40,553   131,670   123,812

      Operating income             13,760    14,793    66,285    59,379
      Interest expense, net         2,220     2,055     7,469     6,681
      Insurance claim settlements     --        --        502     1,600
      Deferred tax credit             --        --        --     11,000

      Net income                   11,540    12,738    59,318    65,298
      Net income allocated to
      general partners                116       127       593       653
      Net income allocated to
      limited partners           $ 11,424  $ 12,611  $ 58,725  $ 64,645

      Weighted average limited
      partner units outstanding    22,293    22,262    22,282    22,258

      Net income per limited
      partner unit                   $.51      $.57     $2.64     $2.90



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

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                                    Special   General   Limited    Total
                                     L.P.    Partners  Partners  Partners
                                                 '         '         '
                                   Interest   Equity    Equity    Equity
                                       s

      Balance at December 31,      $ 5,290  $ 389     $109,375  $115,054
      1994

      Allocation of net loss          --     (123)     (12,225)  (12,348)

      Distribution declared           --     (127)     (12,509)  (12,636)
      ($.5625 per limited partner
      unit)

      Balance at March 26, 1995      5,290    139       84,641    90,070

      Allocation of net income        --      116       11,424    11,540

      Distribution declared           --     (126)     (12,510)  (12,636)
      ($.5625 per limited partner
      unit)

      Balance at June 25, 1995     $  5,290  $129     $ 83,555  $ 88,974


 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Three months      Twelve months
                                                ended              ended
      (In thousands)                      6/25/95   6/26/94  6/25/95   6/26/94

      CASH FLOWS FROM (FOR) OPERATING
      ACTIVITIES
      Net income                          $11,540   $12,738  $59,318   $65,298
      Adjustments to reconcile net income
      to net cash from
      operating activities
      Depreciation and amortization         5,404     5,552   14,796    14,546
      Deferred tax credit                    --        --       --     (11,000)
      Change in assets and liabilities:
      (Increase) in inventories            (2,165)   (2,064)    (351)     (237)
      (Increase) decrease in current and
      other assets                         (6,579)   (6,130)     558    (2,304)
      Increase in accounts payable          5,934     7,476      201     5,029
      Increase (decrease) in self-            (60)      (43)   1,915       790
      insurance reserves
      Increase in other current             6,959     4,587    1,128     1,857
      liabilities
      Increase (decrease) in other             47       (24)   1,100     1,250
      liabilities

      Net cash from operating activities   21,080    22,092   78,665    75,229

        CASH FLOWS FROM (FOR) INVESTING
                  ACTIVITIES
      Capital expenditures                (12,105)  (9,444)  (25,329)  (23,886)

      Net cash (for) investing activities (12,105)  (9,444)  (25,329)  (23,886)

        CASH FLOWS FROM (FOR) FINANCING
                  ACTIVITIES
      Net borrowings (payments) on
      revolving credit loans                6,700     2,100   (4,800)   (5,100)
      Distributions paid to partners      (12,636)  (11,232) (49,142)  (44,087)

      Net cash (for) financing activities  (5,936)   (9,132) (53,942)  (49,187)
      Cash:
      Net increase (decrease) for the       3,039     3,516     (606)    2,156
      period
      Balance, beginning of period            714       843    4,359     2,203

      Balance, end of period              $ 3,753   $ 4,359  $ 3,753  $  4,359
      SUPPLEMENTAL INFORMATION
      Cash payments for interest expense  $ 1,239   $ 3,227  $ 7,124  $  6,695

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                 JUNE 25, 1995 AND JUNE 26, 1994


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 25, 1995 and June 26, 1994 to accompany the quarterly results. Because amounts for the 12 months ended June 25, 1995 include actual 1994 third and fourth quarter operations and a $.5 million gain on an insurance settlement, they are not necessarily indicative of 1995 full calendar year operations.

The operating results for the twelve months ended June 26, 1994 include a one-time, non-cash credit for deferred taxes of $11.0 million resulting from 1993 changes in federal tax laws and an insurance settlement of $1.6 million relating to flood damage and business interruption at the Partnership's Minnesota park in 1993.

(1) Significant Accounting and Reporting Policies

The Partnership's consolidated financial statements for the quarters ended June 25, 1995 and June 26, 1994 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1994 which were included in the Form 10-K filed on March 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting

The Partnership operates three amusement parks (Cedar Point in Sandusky, Ohio, Valleyfair in Shakopee, Minnesota and Dorney Park and Wildwater Kingdom near Allentown, Pennsylvania), all of which are open to the public from early May to early October. The Partnership also acquired a fourth seasonal amusement park complex in July 1995 (see Note 3). These parks generate virtually all of the Partnership's annual revenue with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

(3)  Subsequent Event

On July 28, 1995, the Partnership completed the acquisition of Worlds Of Fun and Oceans Of Fun, located in Kansas City, Missouri, in a transaction valued at $40 million. Worlds Of Fun is a traditional, family-oriented amusement park and Oceans Of Fun is one of the largest water parks in the midwest. Together, they serve more than 1.5 million guests per year, principally from Missouri, Kansas and Nebraska.

The purchase price consists of the assumption of approximately $16.5 million of liabilities and the issuance of approximately 740,000 unregistered limited partnership units, of which 664,700 were issued at closing. The remaining units will be issued within 90 days upon the final determination of the balance sheet as of the acquisition date. The Partnership assumed the complete operations and management of the parks July 29, and will include the assets, liabilities and operating results of Worlds Of Fun and Oceans Of Fun from that date forward in its consolidated financial statements.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Net revenues of the Partnership's three amusement parks decreased 1% to $54.9 million for the quarter ended June 25, 1995, from $55.3 million for the quarter ended June 26, 1994. On a combined basis a 5% decrease in early-season attendance offset a 4% increase in in-park guest per capita spending.

Net income for the quarter decreased 9% to $11.5 million, or $.51 per limited partner unit, from $12.7 million, or $.57 per unit, in 1994. Included in costs and expenses are approximately $930,000 of incentive fees payable to the managing general partner relating to the 1995 second quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by 23 cents per unit, or $5,167,000 in the aggregate. This compares to $718,000 of incentive fees in the 1994 second quarter.

The small decline in early-season attendance at all three parks was partially a result of a cold and rainy spring at Valleyfair and Dorney Park. Last year's record attendance also benefited significantly from the very successful debut of the Raptor inverted roller coaster at Cedar Point.

Financial Condition

Current assets and liabilities are at normal seasonal levels at June 25, 1995. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 2.2 at June 25, 1995 is financially advantageous.

The Partnership has available through April, 1997, a $95 million revolving credit facility, of which $59.2 million was borrowed and in use as of June 25, 1995. Seasonal cash flow and this credit facility are expected to be adequate to meet current working capital needs, planned capital expenditures and scheduled distributions to partners.

Acquisition

The July 1995 acquisition of Worlds of Fun and Oceans of Fun will have a material effect on the Partnership's financial condition and results of operations in future periods. The new park complex's operations are expected to generate sufficient cash flow to adequately fund planned capital expenditures, additional interest expense resulting from the acquisition, and cash distributions on the units issued.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (10):  Contribution Agreement by and among Hunt
Midwest Entertainment, Inc. and the Registrant dated July 28,
1995.

(b)  Exhibit (20):  1995 Second Quarter Report and Cash
Distribution Notice.

(c)  Reports on Form 8-K:  None.

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

                              CEDAR FAIR, L.P.
                                (Registrant)

                              By Cedar Fair Management Company
                                   Managing General Partner



Date:   August 8, 1995             By      Bruce A. Jackson
                                           Bruce A. Jackson
                                            Vice President
                                      (Chief Financial Officer)


                                   By      Charles M. Paul
                                           Charles M. Paul
                                             Controller
                                     (Chief Accounting Officer)

EXHIBIT INDEX



     Exhibit                                               Page

10   Contribution Agreement by and among Hunt Midwest      13
     Entertainment, Inc. and the Registrant dated July
     28, 1995.
27   Financial Data Schedule                               67