Form 10-Q
period 1995-10-01
CEDAR FAIR L P
filed 1995-11-15
CIK 811532

                           FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

          (Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1995

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

                  Commission file number 1-9444

                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

           DELAWARE                       34-1560655
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

            P.O. Box 5006, Sandusky, Ohio  44871-5006
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
          Yes     X      No

        Title of Class              Units Outstanding As Of
       Depositary Units                November 1, 1995
 (Representing Limited Partner            22,965,208
          Interests)

                        CEDAR FAIR, L.P.

                              INDEX





      Part I - Financial Information

      Item 1.      Financial Statements                 3-8

      Item 2.      Management's Discussion and           9
                   Analysis of Financial Condition
                   and Results of Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form 8-K      10

      Signatures                                         11

      Exhibit Index                                      12

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                  ASSETS                     10/1/95  12/31/94
Current Assets:
Cash                                        $  1,547  $    350
Receivables                                   12,952     1,350
Inventories                                    4,363     3,416
Prepaids                                         891     3,082
                                              19,753     8,198
Land, Buildings and Equipment:
Land                                          27,335    22,675
Land improvements                             36,630    31,366
Buildings                                     88,896    70,259
Rides and equipment                          205,482   174,450
Construction in progress                       3,511     4,503
                                             361,854   303,253
Less accumulated depreciation               (113,264)  (98,922)

                                             248,590   204,331

Intangibles, net of amortization              11,162    11,453
                                            $279,505  $223,982
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                            $  7,396  $  5,728
Distribution payable to partners              13,338    12,636
Accrued interest                                 531     1,595
Accrued taxes                                  2,573     2,757
Accrued salaries, wages and benefits           8,049     3,241
Self-insurance reserves                        6,415     6,087
Other accrued liabilities                      5,637     1,558
                                              43,939    33,602

Other Liabilities                              3,711     3,926
Long-Term Debt:
Revolving credit loans                         3,200    21,400
Term debt                                     50,000    50,000
                                              53,200    71,400
Partners' Equity:
Special L.P. interests                         5,290     5,290
General partners                                 802       389
Limited partners, 22,965 units outstanding   172,563   109,375
                                             178,655   115,054
                                            $279,505  $223,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                               Three months ended     Twelve months
                                                          ended
                                10/1/95   10/2/94   10/1/95   10/2/94

Net revenues                   $161,164  $142,053  $217,066  $198,229
Costs and expenses:
Cost of products sold            16,427    14,571    22,809    21,083
Operating expenses               37,940    34,214    78,040    72,166
Selling, general and             13,360    10,854    24,114    21,814
 administrative
Depreciation and amortization    11,140     9,197    16,739    14,976
                                 78,867    68,836   141,702   130,039

Operating income                 82,297    73,217    75,364    68,190
Interest expense, net             1,662     2,354     6,777     7,399
Insurance claim settlements         -         524       (22)    2,124

Net income                       80,635    71,387    68,565    62,915
Net income allocated to
 general partners                   806       714       686       629
Net income allocated to
 limited partners               $79,829   $70,673   $67,879   $62,286

Weighted average limited
partner units outstanding        22,774    22,262    22,420    22,261

Net income per limited
partner unit                     $3.51     $3.17     $3.03     $2.80

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                              Special    General    Limited     Total
                                L.P.    Partners'  Partners'  Partners'
                             Interests   Equity     Equity      Equity
Balance at December 31, 1994 $5,290     $  89      $109,375   $115,054

Allocation of net loss         -         (123)      (12,225)   (12,348)

Distribution declared          -         (127)      (12,509)   (12,636)
 ($.5625 per limited partner
   unit)

Balance at March 26, 1995     5,290       139        84,641     90,070

Allocation of net income       -          116        11,424     11,540

Distribution declared          -         (126)      (12,510)   (12,636)
 ($.5625 per limited partner
  unit)

Balance at June 25, 1995      5,290       129        83,555     88,974

Issuance of 725 limited
   partnership units for
   acquisition                 -          -          22,384     22,384

Allocation of net income       -          806        79,829     80,635

Distribution declared          -         (133)      (13,205)   (13,338)
 ($.575 per limited partner
  unit)

Balance at October 1, 1995   $5,290    $  802      $172,563   $178,655

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                                                       Twelve months
                                                 Three months ended        ended
                                                 10/1/95   10/2/94   10/1/95   10/2/94
  CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

Net income                                        $80,635  $71,387  $ 68,565  $62,915
Adjustments to reconcile net income to net cash
from operating activities
 Depreciation and amortization                     11,140    9,197    16,739   14,976
 Change in assets and liabilities net of effects
 from acquisition of Worlds of Fun and Oceans of
 Fun:
  Decrease in inventories                           6,643    5,734      558       143
  Decrease (increase) in current and other assets  (2,867)   1,482   (3,791)   (2,074)
  Increase (decrease) in accounts payable         (13,203) (11,041)  (1,961)      387
  Increase in self-insurance reserves                 566    2,440       41     2,229
  Increase (decrease) in other current                877     (681)   2,687     1,900
  liabilities
  Increase in other liabilities                       281      447      933     1,100
   Net cash from operating activities              84,072   78,965   83,771    81,576

  CASH FLOWS FROM (FOR) INVESTING ACTIVITIES

Acquisition of Worlds of Fun and Oceans of Fun:
 Land, buildings, rides and equipment acquired    (37,404)     -    (37,404)       -
 Negative working capital assumed, net of cash      1,381      -      1,381        -
  acquired
Capital expenditures                               (4,003)  (2,162) (27,169)  (20,619)
  Net cash (for) investing activities             (40,026)  (2,162) (63,192)  (20,619)

  CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

Acquisition of Worlds of Fun and Oceans of Fun:
 Borrowings on revolving credit loans for
  refinancing of assumed long-term debt            13,903       -    13,903        -
 Issuance of limited partnership units             22,384       -    22,384        -
Net payments on revolving credit loans            (69,903) (64,000) (10,703)  (11,000)
Distributions paid to partners                    (12,636) (11,232) (50,546)  (44,930)
  Net cash (for) financing activities             (46,252) (75,232) (24,962)  (55,930)

Cash:
Net increase (decrease) for the period             (2,206)   1,571   (4,383)    5,027
Balance, beginning of period                        3,753    4,359    5,930       903
Balance, end of period                           $  1,547  $ 5,930  $ 1,547  $  5,930

           SUPPLEMENTAL INFORMATION

Cash payments for interest expense               $  2,711  $ 3,048  $ 6,787  $  6,922

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
               OCTOBER 1, 1995 AND OCTOBER 2, 1994

(1) Interim Reporting

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

The Partnership operates four amusement park complexes (Cedar Point and Soak City in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park and Wildwater Kingdom near Allentown, Pennsylvania; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri), which are open to the public from May through October. These parks generate virtually all of the Partnership's annual revenue during a 120-130-day operating season, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

Due to the highly seasonal nature of the Partnership's operations, the results for any interim period are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended October 1, 1995 and October 2, 1994 to accompany the quarterly results. Because amounts for the 12 months ended October 1, 1995 include actual 1994 fourth quarter operations, they are not necessarily indicative of 1995 full calendar year operations.

The Partnership's operating results for the three and twelve months ended October 1, 1995, include the results of Worlds of Fun and Oceans of Fun for the period since they were acquired on July 28, 1995 (see Note 3). The weighted average units used in calculating net income per limited partner unit give effect to the estimated 725,000 units issuable in connection with the acquisition as of that date. The exact number of units to be issued is subject to final determination at the time of this filing.

The Partnership's operating results for the three and twelve months ended October 2, 1994, include gains relating to insurance claims for winter storm damage at the Pennsylvania park in 1994 and flood damage and business interruption losses at the Minnesota park in 1993.

(2) Significant Accounting and Reporting Policies

The Partnership's consolidated financial statements for the quarters ended October 1, 1995 and October 2, 1994 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1994, which were included in the Form 10-K filed on March 29, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

To assure that its highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures:
(a) depreciation, advertising and certain seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season and amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.

(3)  Acquisition:

On July 28, 1995, the Partnership acquired substantially all of the assets of Worlds of Fun and Oceans of Fun in a transaction valued at $40 million. Worlds of Fun is a traditional, family-oriented amusement park and Oceans of Fun is one of the largest water parks in the midwest. Together, they serve more than 1.5 million guests per year, principally from Missouri, Kansas and Nebraska. The preliminary purchase price calculations result in the assumption of approximately $18 million of liabilities and the issuance of approximately 725,000 unregistered limited partnership units, which have been recorded at the July 28 NYSE closing price of $30.875, or $22.4 million in the aggregate. The Partnership has repaid the $13.9 million of long-term debt assumed with revolving credit borrowings at lower rates.

Worlds of Fun and Oceans of Fun's assets, liabilities and results of operations since July 28, 1995 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their fair values at the date of acquisition.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition had occurred at the beginning of each of the periods presented, with adjustments primarily attributable to interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.


[CAPTION]
                                            Twelve Months
                     Three Months Ended         Ended
                      10/1/95   10/2/94   10/1/95   10/2/94
                       (In thousands except per unit data)
[S]                  [C]       [C]       [C]       [C]
Net revenues         $168,454  $159,967  $237,747  $228,925

Net income             83,423    78,407    67,135    66,736

Net income per        $  3.59   $  3.38   $  2.89   $  2.87
limited partner unit

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The  Partnership's  net  revenues, including   Worlds of Fun  and
Oceans of Fun from the date of their acquisition, increased 13% to $161.2 million for the quarter ended October 1, 1995 from
$142.1  million  for  the  quarter  ended  October 2, 1994.   Net
income for the period also increased 13% to $80.6 million, or $3.51 per limited partner unit, from $71.4 million, or $3.17 per unit, in 1994. The 1994 operating results included a nonrecurring gain of $0.5 million relating to an insurance settlement for winter storm damage at Dorney Park, offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

Operating results for the three and twelve months ended October 1, 1995, were significantly impacted by the acquisition of Worlds of Fun and Oceans of Fun, which contributed $10.2 million of revenues
and   $3.5  million  of  operating  income  subsequent  to  their acquisition in late July. Excluding the acquisition, net revenues and net income for the quarter would have increased 6% and 8%, respectively, to $151.0 million and $77.1 million, or $3.42 per
unit.   On  a  combined  basis, this increase  resulted from a 1%
increase in attendance and a 4% increase in guest per capita spending at our original three parks, and a 27% increase in hotel revenues, principally due to the successful 1995 expansion of Hotel Breakers.

Included in costs and expenses are approximately $1,012,000 of incentive fees payable to the managing general partner relating to the 1995 third quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
24.25 cents per unit, or $5.6 million in the aggregate. This compares to $970,000 of incentive fees in the 1994 third quarter.

For the entire 1995 operating season, combined attendance at the original three parks was the second highest in the Partnership's history and totaled 5.89 million, down less than 1% from 1994's record level. Worlds of Fun added another 350,000 to the Partnership's combined 1995 attendance for the period since its acquisition. We are very pleased with the combined attendance at our original three parks, particularly following a year in which a very popular new roller coaster was introduced at Cedar Point, and after a cold and rainy Spring this year at Valleyfair and Dorney Park.

In-park guest per capita spending also continued to rise at each of our parks. During the 1995 operating season, combined in-park guest per capita spending for our original three parks increased
4% to a record $31.88 from $30.69 in 1994.

Financial Condition

The Partnership's $95 million revolving credit facility is adequate to meet seasonal working capital needs, planned capital expenditures and quarterly distributions. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 2.2 at October 1, 1995 is financially advantageous. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)  1995 Third Quarter Report and Cash
                  Distribution Notice.

(b) Reports on    The Registrant filed the following reports on
    Form 8-K.     Form 8 during the third quarter ended October
                  1, 1995 and through the date of this filing:


                  1)  August 11, 1995:  Form 8-K, Registrant
                      acquires substantially all of the assets of Hunt Midwest Entertainment, Inc., located in Kansas City, Missouri.

                  2)  October 11, 1995:  Form 8-K/A, Amendment
                      No. 1 to Form 8-K filed August 11, 1995.

                       Item 7(a)(1)  Financial Statements of Hunt
                                     Midwest Entertainment, Inc. for
                                     the years ended December 31, 1994
                                     and 1993, together with Independent
                                     Auditors' Report.
                             (a)(2)  Financial Statements (unaudited)
                                     of Hunt Midwest Entertainment,
                                     Inc. for the six months ended
                                     June 30, 1995 and 1994.
                             (b)     Pro Forma Financial Information.

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   November 14, 1995    By:        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                    (Chief Financial Officer)


                             By:         Charles M. Paul
                                         Charles M. Paul
                                           Controller
                                   (Chief Accounting Officer)