Form 10-K
period 1995-12-31
CEDAR FAIR L P
filed 1996-03-29
CIK 811532

                                FORM 10 - K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
          (Mark One)
      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1995

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

Indicate  by  check  mark whether the Registrant (1) has filed  all  reports required  to be filed by Section 13 or 15(d) of the Securities Exchange  Act of  1934 during the preceding 12 months (or for such shorter period that the
Registrant  was required to file such reports), and (2) has been subject  to
such filing requirements for the past 90 days.  Yes  X   No     .

Indicate by check mark if disclosure of delinquent filers pursuant  to  Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 16, 1996 of $39.00 per unit was $866,000,000.

Number   of   Depositary  Units  representing  limited   partner   interests
outstanding as of February 16, 1996:  22,960,208.

                    DOCUMENTS INCORPORATED BY REFERENCE

 1995 Annual Report to Unitholders incorporated by reference into Part II
                     (Items 5-8) and Part IV Item 14.
                     *********************************
                  The Exhibit Index is located at Page 40
                            Page 1 of 46 pages

                             CEDAR FAIR, L.P.

                                   INDEX




   PART I                                                  PAGE

   Item 1.    Business                                      3
   Item 2.    Properties                                    8
   Item 3.    Legal Proceedings                             8
   Item 4.    Submission of Matters to a Vote of Security   8
              Holders

   PART II

   Item 5.    Market for Registrant's Depositary Units
              and Related Unitholder Matters                9
   Item 6.    Selected Financial Data                       10
   Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of            11
              Operations
   Item 8.    Financial Statements and Supplementary Data   14
   Item 9.    Changes in and Disagreements with
              Accountants on Accounting and Financial       25
              Disclosure

  PART III

  Item 10.    Directors and Executive Officers of           26
              Registrant
  Item 11.    Executive Compensation                        30
  Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                         34
  Item 13.    Certain Relationships and Related
              Transactions                                  35

   PART IV

  Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                       36

 Signatures                                                 39

 Exhibit Index                                              40

                                  PART I

ITEM 1.  BUSINESS.

Cedar  Fair, L.P. (the "Partnership") is a publicly traded Delaware limited
partnership,  which  was  originally  organized  as  a  Minnesota   limited
partnership in 1983 for the purpose of acquiring Cedar Point, Inc. ("CPI").
The  Partnership is managed by Cedar Fair Management Company (the "Managing
General Partner").  The Partnership owns and operates four amusement parks:
Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky,
Ohio; Valleyfair, located near Minneapolis-St. Paul in Shakopee, Minnesota;
Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown  in
South  Whitehall Township, Pennsylvania; and Worlds of Fun/Oceans  of  Fun,
which was acquired on July 28, 1995, located in Kansas City, Missouri.  The parks  are family-oriented, with recreational facilities for people of  all ages, and provide clean and attractive environments with exciting rides and entertainment.

Generally, the parks are open daily from 9:00 a.m. to 10:00-12:00 p.m. from early May until Labor Day, after which they are open during weekends in September and early October. As a result, virtually all of the operating revenues of the parks are derived during the approximately 130-day operating season. The parks charge a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park at Cedar Point and Valleyfair, and Thrills Unlimited at
Dorney Park. The demographic groups that are most important to the parks are young people ages 13 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During the operating season, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

CEDAR POINT PARK

Cedar  Point, which was first developed as a recreational area in 1870,  is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky
Bay,  approximately 60 miles west of Cleveland and 100 miles  southeast  of
Detroit.  Cedar Point is believed to be the largest seasonal amusement park in  the United States, measured by the number of rides and attractions  and the ride capacity per hour.  It serves a six-state region in the midwestern
United  States,  which  includes nearly all of Ohio and  Michigan,  western
Pennsylvania  and  New  York,  northern  West  Virginia  and  Indiana   and
southwestern  Ontario,  Canada.   The park's  total  market  area  includes
approximately 22 million people, and the major areas of dominant  influence in this market area, which are Cleveland, Akron, Toledo, Detroit, Columbus,
Flint, Saginaw and Youngstown, include approximately 12 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with over 50 rides and attractions, including "Magnum XL-200", "Raptor" and "Mean Streak", which are among the world's tallest steel, inverted and wood roller coasters, respectively; beginning in 1996, "Mantis", the world's tallest, fastest and steepest stand-up roller coaster; eight additional roller coasters; "Snake River Falls", one of the world's tallest water flume rides; Berenstain Bear Country, a 1.2 acre children's activity area based on the best-selling Random House children's books created by Stan and Jan Berenstain; "Oceana", which features a live dolphin and sea lion show in a stadium seating up to 1,600 persons; live entertainment shows featuring talented college students in three theaters;
the Cedar Point Cinema, which features a film using an IMAX projection system on a 66-foot by 88-foot screen in a 950-seat theater; an aquarium; a museum; bathing beach facilities; and "Challenge Park", an extra-charge attraction which includes a water park named "Soak City", a 36-hole themed miniature golf area and a Can-Am-style go-kart track. In addition, there are over 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas. All principal rides and attractions are owned and operated by the Partnership.

Cedar  Point also owns and operates the historic Hotel Breakers, which  has
496  guest  rooms (206 of which were constructed in 1995)  in  addition  to dining  and lounge facilities, a beach, lake swimming, a conference/meeting
center  and  two  outdoor  pools.   In addition,  Cedar  Point  offers  the
lakefront  Sandcastle Suites Hotel, containing 187 suites,  each  of  which accommodates  up  to six guests and features a balcony with  a  lake  view.
This  hotel  includes  other  amenities such as  a  beach,  lake  swimming, courtyard  pool,  tennis  courts and the Breakwater  Cafe,  a  contemporary waterfront restaurant.  Cedar Point also owns and operates the Cedar  Point
Marina,  which  is  one of the largest full-service marinas  on  the  Great
Lakes, providing dockage facilities for over 700 boats, and Camper Village, which provides sites for approximately 300 recreational vehicles.

The Partnership, through Cedar Point Bridge Company, its wholly-owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay.
This causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park which house up to 2,500 of the park's approximately 3,800 seasonal employees.

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

Valleyfair   is  comprised  of  approximately  35  rides  and  attractions, including  "Wild  Thing",  one  of the tallest  and  fastest  steel  roller coasters  in  the  world,  which is new in  1996,  and  four  other  roller coasters; a water park named "Whitewater Country" which includes "Hurricane
Falls",  a  large waterslide raft ride and "Splash Station",  a  children's water  park; "Thunder Canyon", a white-water raft ride; "The Wave", a water flume  ride featuring a guest splash basin; a nostalgic train ride; a giant ferris  wheel;  a log flume ride; a 500-seat amphitheater;  a  kiddie  ride area; "Challenge Park", an extra-charge attraction which includes a Can-Am-
style  go-kart track and a 36-hole themed miniature golf area;  "Berenstain
Bear  Country",  an  indoor/outdoor  children's  activity  area;  and  "The
Hydroblaster",  a  40-foot  tall wet/dry slide,  or  "water  coaster".   In
addition,  there are over 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

DORNEY PARK

Dorney Park, which was first developed as a summer resort area in 1884, was acquired  by the Partnership on July 21, 1992 and is located near Allentown in  South  Whitehall Township, Pennsylvania.  Dorney Park  is  one  of  the
largest amusement parks in the Northeast and serves a total market area  of
approximately  35  million  people.   The  park's  major  markets   include
Philadelphia, New Jersey, New York, Lancaster, Harrisburg, York,  Scranton,
Wilkes-Barre, Hazleton and the Lehigh Valley.

Dorney  Park  features  over  50  rides  and  attractions,  including   the
"Hercules",  a  world-class wooden roller coaster;  two  additional  roller coasters;  "White  Water Landing", one of the world's tallest  water  flume rides  featuring  a  guest splash basin; "Thunder  Canyon",  a  white-water rafting  ride; a train ride named the "Cedar Creek Cannonball";  "Wildwater
Kingdom",  one  of  the largest water parks in the United States  featuring twelve  water slides, including the "Pepsi Aquablast", the longest elevated waterslide  in  the  world, a giant wave pool and two  children's  activity areas;  "Thunder Creek Mountain", a water flume ride; a giant ferris wheel;
a  kiddie  area featuring "Chester Cheetah's Playland"; live musical  shows featuring  talented college students; "Thrills Unlimited", an  extra-charge attraction which includes a go-kart track and two 18-hole themed  miniature golf  areas; the "Red Garter Saloon", an 1890's style restaurant and saloon featuring  live  shows;  "Berenstain  Bear  Country",  a  major  children's
activity  area;  and  an  antique Dentzel  carousel  carved  in  1921.   In
addition,  there are over 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

WORLDS OF FUN / OCEANS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent  water park  which  opened in 1982, were acquired by the Partnership on  July  28,
1995.   Located in Kansas City, Missouri, Worlds of Fun / Oceans of Fun  is
one of the largest amusement parks in the Midwest and serves a total market area  of  approximately seven million people centered in Kansas  City,  but including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds  of Fun is a traditional amusement park themed around Jules  Verne's adventure book Around the World in Eighty Days.  The park offers more  than
50  rides  and  attractions, including "Timber Wolf", a world-class  wooden roller  coaster; two additional roller coasters; "Monsoon", a  water  flume ride;  "Fury of the Nile", a white-water rafting ride; a 4,000-seat outdoor amphitheater; live musical shows; and new in 1996, "Detonator", a  185-foot thrill  ride,  which  launches  riders straight  up  the  first  twin-tower structure  of  its  kind  in the world.  Oceans of Fun,  which  requires  a separate  admission  fee,  features a wide  variety  of  water  attractions including  "The Typhoon", one of the world's longest dual water  slides;  a
giant   wave  pool;  and  several  children's  activity  areas,   including
"Crocodile  Isle".   In addition, there are more than 25 restaurants,  fast
food  outlets  and refreshment stands, and a number of gift shops,  novelty shops and game areas.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The Partnership carries significant receivables and inventories of food and merchandise during the operating season. Seasonal working capital needs are met with a revolving credit facility.

The  Managing  General Partner believes that annual park attendance  is  to some  extent influenced by the investment in new attractions from  year  to
year.   Capital  expenditures are planned on  a  seasonal  basis  with  the majority  of  such  capital expenditures incurred in the period  after  the parks close in October through May, just prior to the beginning of the next operating  season.  Capital expenditures for the calendar year  may  differ from  amounts  identified  with a particular operating  season  because  of
timing   considerations  such  as  weather  conditions,  site   preparation
requirements  and  availability  of  ride  components,  which   result   in
accelerated or delayed expenditures around calendar yearends.

COMPETITION

In general, the  Partnership  competes with  all phases of the recreational industry within its primary market areas of Cleveland, Detroit, Minneapolis-
St. Paul, Philadelphia and Kansas City,  including several other amusement/
theme parks in the Partnership's market areas.   The Partnership's business
is subject to factors generally affecting the recreational and leisure time market,  such as economic  conditions,  changes in  discretionary  spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island in southern Ohio, and Sea World of Ohio and Geauga
Lake near Cleveland.

Camp Snoopy, an indoor amusement park at the Mall of America which opened in Minneapolis in 1992, is located approximately 15 miles from Valleyfair and is the park's only nearby direct competitor. Adventureland, a theme park in Des Moines, Iowa, is located approximately 250 miles from Valleyfair.

Dorney Park faces the greatest competition of all the Company's parks, with Hershey Park in central Pennsylvania and Six Flags Great Adventure in the
New Jersey / New York are being the major competitors in its market area.

In Worlds of Fun's major markets, its primary amusement park competitors are Six Flags Over Mid-America in eastern Missouri and Silver Dollar City in southern Missouri.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, its proximity to metropolitan areas, the atmosphere and cleanliness of the park and the quality and variety of the food and entertainment available. The Partnership believes that its amusement parks feature a sufficient quality and variety of rides and attractions, restaurants, gift shops and family orientation to make them highly competitive with other parks.

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership's maintenance and rides operation departments before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point and Dorney Park, by state ride safety inspectors.

EMPLOYEES

The  Partnership  has  approximately 600 full-time employees.   During  the
operating  season, Cedar Point, Valleyfair, Dorney Park and Worlds  of  Fun
have  approximately  3,800,  1,200, 2,600  and  2,200  seasonal  employees, respectively,  most of whom are college students.  Approximately  2,500  of
Cedar  Point's  seasonal  employees  live  in  dormitories  owned  by   the
Partnership.   The  Partnership maintains training  programs  for  all  new employees, and believes that its relations with its employees are good.

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

The Partnership controls, through ownership or an easement, a six-mile public highway and owns approximately 38 acres of vacant land adjacent to this highway, which is a secondary access route to Cedar Point and serves about 250 private residences. The roadway is maintained by the Partnership pursuant to deed provisions. The Cedar Point Causeway, a four-lane roadway across Sandusky Bay, is the principal access road to Cedar Point and is owned by Cedar Point Bridge Company, a subsidiary of the Partnership.

At   Valleyfair   approximately  118  acres  have   been   developed,   and
approximately 75 additional acres remain available for future expansion.

Dorney  Park is situated on approximately 190 acres, including 41 acres  of vacant land that the Partnership acquired in 1992, primarily for additional
parking.   The  Partnership plans to continue to develop the  area  located between  the amusement park and the water park, previously used  for  guest parking, by adding new rides and attractions over the next several years.

At Worlds of Fun / Oceans of Fun approximately 230 acres have been developed, and approximately 80 additional acres remain available for future expansion.

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

       1995       Distribution     High      Low

    1st Quarter         $.5625    32 3/4    28 1/8

    2nd Quarter          .5625    32 1/8    29 1/2

    3rd Quarter          .5750    32 1/4    29 7/8

    4th Quarter          .5750    37 1/8    30 1/2


      1994        Distribution     High      Low

    1st Quarter         $.50      36 5/8    32 3/8

    2nd Quarter          .50      34 1/4    32 1/4

    3rd Quarter          .5625    32 5/8    30 7/8

    4th Quarter          .5625    32        26 3/4

ITEM 6.  SELECTED FINANCIAL DATA

                    For the years ended December 31,
                      1995(1)   1994(2)   1993(3)   1992(4)    1991
                  (In thousands except amounts per unit and per capita)
 OPERATING DATA
 Net revenues        $218,197  $198,358  $178,943  $152,961  $127,950
 Operating income      73,013    68,016    57,480    49,111    42,394
 Net income            66,136    62,825    61,879    42,921    35,975
 Per limited
  partner unit (5)       2.90      2.79      2.75      1.96      1.68

 FINANCIAL POSITION
 Total assets        $274,717  $223,982  $218,359  $209,472  $142,532
 Working capital
  (deficit)           (27,843)  (25,404)  (22,365)  (19,028)  (14,616)
 Long-term debt        80,000    71,400    86,800    89,700    65,900
 Partners' equity     151,476   115,054    99,967    81,333    55,132
 DISTRIBUTIONS
   DECLARED
 Per limited
  partner unit         $2.275    $2.125    $1.925    $1.725    $1.525

 OTHER DATA
 Depreciation and
  amortization        $16,742   $14,960   $14,473   $12,421   $10,314
 Cash flow from
  operating
  activities           84,565    81,093    69,243    56,034    46,275
 Capital
  expenditures         28,520    19,237    23,813    15,934    10,333
 Combined
  attendance            6,304     5,918     5,511     4,857     4,088
 Combined guest
  per capita
  spending(6)          $30.29    $30.04    $28.86    $27.98    $27.84

NOTE 1 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 2 - The 1994 operating results include non-recurring gains of $2.1 million relating to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

NOTE 3 - The 1993 operating results include a non-recurring credit for deferred taxes of $11.0 million, or $0.49 per unit.

NOTE 4 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 5 - Net income per limited partner unit is computed based on the weighted average number of units outstanding.


NOTE 6 - Guest  per capita spending includes all amusement  park, causeway tolls  and  parking  revenues  for  the amusement park  operating
         season.   Revenues from  water  parks, marina,  hotel, campground
         and  other  out-of-park  operations  are   excluded   from  these
         statistics.  Per capita  amounts for the years  1991 - 1994  have been revised to exclude certain extra-charge attraction  revenues for consistency with the 1995 presentation.


As  of  February 16, 1996,  there  were  approximately  9,800   registered
unitholders  of  Cedar Fair, L.P.  Depositary  Units, representing limited partner interests.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net revenues for the year ended December 31, 1995 were $218.2 million, a 10% increase over the year ended December 31, 1994. This followed an 11% increase in 1994, when revenues rose to $198.4 million from $178.9 in 1993. Net revenues for 1995 reflect an increase of 7% in combined attendance (from 5.9 million to 6.3 million), a 1% increase in combined guest per capita spending, and a 31% increase in out-of-park revenues, principally from hotel and water park expansions. Operating results for 1995 were favorably impacted by Worlds of Fun/Oceans of Fun for the period since it was acquired on July 28, 1995. Excluding the acquisition, net revenues for 1995 would have increased 4% to $206.8 million, reflecting a 3% increase in guest per capita spending and a slight decrease in attendance from 1994's record level at our original three parks. The combined attendance at our original three parks is encouraging, particularly following a year in which a very popular new roller coaster was introduced at Cedar Point, and after an unusually cold and rainy Spring at Valleyfair and Dorney Park. In 1994, combined attendance increased 7% to 5.9 million as Cedar Point achieved a record year with favorable weather and the very successful debut of the Raptor inverted roller coaster. In 1993, in spite of Valleyfair's 16% attendance decline caused by prolonged rains and flooding in the Minneapolis area, combined attendance increased 13% to 5.5 million from 4.9 million. Combined guest per capita spending increased 4% in 1994 and 3% in 1993.

For 1996, the Partnership plans to invest $30 million in capital improvements, including world-class roller coasters at both Cedar Point and Valleyfair, and we are optimistic that these major attractions, as well as other investments at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather (as was the case at Valleyfair in 1993) and the economy, preclude us from anticipating significant long-term increases in attendance at our parks.

Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks. This has enabled us to maintain a consistently high attendance level as well as steady increases in guest per capita spending and revenues from guest accommodations at Cedar Point, while carefully controlling operating and administrative expenses.

The acquisition of Worlds of Fun/Oceans of Fun will continue to have a material effect on the Partnership's financial condition and results of operations in 1996, primarily due to the inclusion of a full year of operations. We also believe this park has strong potential for increased profitability.

Excluding Worlds of Fun/Oceans of Fun, costs and expenses before depreciation and amortization in 1995 increased to $120.3 million from $115.4 million in 1994. Included in costs and expenses are approximately $3.9 million of incentive fees earned by the managing general partner relating to 1995 cash distributions, which exceeded the minimum distributions as defined in the partnership agreement by 94.5 cents per unit or $21.6 million in the aggregate. This compares to $3.4 million and $2.7 million of incentive fees in 1994 and 1993, respectively. On a comparable basis, the ratio of costs and expenses (before incentive fees, depreciation and amortization) to net revenues for 1995 decreased from 56.5% to 56.3%, primarily because many of our operating and administrative expenses have been kept relatively fixed. These same costs and expenses decreased from 58.0% in both 1993 and 1992.

Operating income increased 7% in 1995 to $73.0 million, following an 18% increase in 1994 and a 17% increase in 1993. The 1995 increase in operating income included a $2.1 million contribution from Worlds of Fun/Oceans of Fun for the period after its acquisition. Operating income in 1994 increased as a result of a record year at Cedar Point, along with Valleyfair rebounding strongly from 1993. Increased attendance and guest per capita spending in 1993 at Cedar Point, which more than offset Valleyfair's decrease, and Dorney Park's first full year, generated the increase in operating income for 1993.

Net income for 1995 increased 5% to $66.1 million from $62.8 million in 1994 and $61.9 million in 1993. Net income for 1994 included non-recurring gains of $2.1 million related to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt. Net income for 1993 included an $11 million one-time, non-cash credit for deferred taxes. Excluding the acquisition of Worlds of Fun/Oceans of Fun and non-recurring items, net income in 1995 increased 4% to $64.0 million from $61.4 million in 1994, which was up 21% from $50.9 million in 1993.

Financial Condition

The Partnership ended 1995 in sound financial condition in terms of both liquidity and cash flow. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 3.8 at December 31, 1995 is financially advantageous. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 1995, cash generated from operations totaled $84.6 million. The Partnership used $28.5 million for capital expenditures, $51.2 million for distributions to the general and limited partners and $5.3 million for the reduction of debt. Distributions in 1996, at the current annual rate of $2.30 per unit, would total approximately $53.3 million, 4% higher than the distributions paid in 1995.

The Partnership has available through April 1998 a $95 million revolving credit facility, of which $30.0 million was borrowed and in use as of December 31, 1995. The maximum level of borrowings during 1995 on this facility was $79.8 million. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Cleveland, Ohio,
January 22, 1996.

CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands except per unit data)

For the years ended December 31,       1995      1994      1993
Net revenues:
Admissions                          $112,582  $100,532   $89,664
Food, merchandise and games           91,529    85,898    77,934
Accommodations and other              14,086    11,928    11,345
                                     218,197   198,358   178,943
Cost and expenses:
Cost of products sold                 22,880    21,113    19,525
Operating expenses                    80,801    72,924    66,347
Selling, general and
 administrative                       24,761    21,345    21,118
Depreciation and amortization         16,742    14,960    14,473
                                     145,184   130,342   121,463
Operating income                      73,013    68,016    57,480
Insurance claim settlements              --      2,102      --
Interest expense, net                  6,877     7,293     6,601
Deferred tax credit                      --       --     (11,000)
Net income                           $66,136   $62,825   $61,879
Net income allocated to general
 partners                                661       628       619
Net income allocated to limited
 partners                            $65,475   $62,197   $61,260
Weighted average limited
 partner units outstanding            22,607    22,267    22,252
Net income per limited partner
 unit                                  $2.90     $2.79     $2.75

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEET
 (In thousands)
December 31,                                 1995      1994
Assets
Current Assets:
 Cash                                         $111      $350
 Receivables                                 2,468     1,350
 Inventories                                 4,387     3,416
 Prepaids                                    2,839     3,082
 Total current assets                        9,805     8,198
Land, Buildings and Equipment:
 Land                                       27,999    22,675
 Land improvements                          36,617    31,366
 Buildings                                  88,910    70,259
 Rides and equipment                       205,364   174,450
 Construction in progress                    8,047     4,503
                                           366,937   303,253
 Less accumulated depreciation            (113,097)  (98,922)
                                           253,840   204,331
Intangibles, net of amortization            11,072    11,453
                                          $274,717  $223,982
Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable                           $6,409    $5,728
 Distribution payable to partners           13,335    12,636
 Accrued interest                            1,685     1,595
 Accrued taxes                               2,889     2,757
 Accrued salaries, wages and benefits        4,601     3,241
 Self-insurance reserves                     6,402     6,087
 Other accrued liabilities                   2,327     1,558
 Total current liabilities                  37,648    33,602

Other Liabilities                            5,593     3,926
Long-Term Debt:
 Revolving credit loans                     30,000    21,400
 Term debt                                  50,000    50,000
                                            80,000    71,400

Partners' Equity:
 Special L.P. interests                      5,290     5,290
 General partners                              531       389
 Limited partners, 22,960,208 and
  22,240,208 units outstanding in 1995
  and 1994, respectively                   145,655   109,375
                                           151,476   115,054
                                          $274,717  $223,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
For the years ended December 31,                  1995     1994     1993
Cash Flows From (For) Operating Activities
Net income                                       $66,136  $62,825  $61,879
Adjustments to reconcile net income to net
 cash from operating activities
 Depreciation and amortization                    16,742   14,960   14,473
 Deferred tax credit                                 --       --   (11,000)
 Change in assets and liabilities, net of
  effects from acquisition of Worlds of
  Fun/Oceans of Fun:
   Decrease in inventories                           670       86      449
   Decrease (increase) in current and other
    assets                                           267   (1,311)     131
   Increase (decrease) in accounts payable        (2,188)     695      140
   Increase in self-insurance reserves               315    1,903    1,102
   Increase in other current liabilities             956      349      791
   Increase in other liabilities                   1,667    1,586    1,278
Net cash from operating activities                84,565   81,093   69,243

Cash Flows From (For) Investing Activities
 Capital expenditures                            (28,520) (19,237) (23,813)
 Acquisition of Worlds of Fun/Oceans of Fun:
  Land, buildings, rides and equipment
   acquired                                      (37,350)    --       --
  Negative working capital assumed, net of
   cash acquired                                   1,481     --        --
Net cash (for) investing activities              (64,389) (19,237) (23,813)

Cash Flows From (For) Financing Activities
 Net payments on revolving credit loans           (5,303) (15,400)  (2,900)
 Distributions paid to partners                  (51,245) (46,334) (42,403)
 Acquisition of Worlds of Fun/Oceans of Fun:
  Borrowings on revolving credit loans for
   refinancing of assumed long-term debt          13,903     --       --
  Issuance of limited partnership units           22,230     --       --
Net cash (for) financing activities              (20,415) (61,734) (45,303)
Cash:
 Net increase (decrease) for the period             (239)     122      127
 Balance, beginning of period                        350      228      101
 Balance, end of period                             $111     $350     $228

Supplemental Information:
 Cash payments for interest expense               $6,787   $7,039   $6,622

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
                                    Special   General    Limited    Total
                                      L.P.   Partners'  Partners'  Partners'
                                  Interests   Equity     Equity     Equity

Balance at December 31, 1992         $5,290      $51     $75,992   $81,333
 Allocation of net income               --       619      61,260    61,879
 Partnership distributions
  declared ($1.925 per limited
  partner unit)                         --      (432)    (42,813)  (43,245)

Balance at December 31, 1993           5,290     238      94,439    99,967
 Allocation of net income               --       628      62,197    62,825
 Partnership distributions
  declared ($2.125 per limited
  partner unit)                         --      (477)    (47,261)  (47,738)

Balance at December 31, 1994          $5,290    $389    $109,375  $115,054
 Issuance of 720,000 limited
  partnership units, for
  acquisition of Worlds of
  Fun/Oceans of Fun                     --       --       22,230    22,230
 Allocation of net income               --       661      65,475    66,136
 Partnership distributions
  declared ($2.275 per limited
  partner unit)                         --      (519)    (51,425)  (51,944)

Balance at December 31, 1995          $5,290    $531    $145,655  $151,476

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership, which commenced operations in 1983 when it acquired Cedar Point, Inc. ("CPI"). In 1987, 16 million limited partnership units were sold to the public and 5,162,000 units were held by the original limited partners of the Partnership. In 1992, the Partnership issued an additional 1,078,208 limited partnership units in connection with the acquisition of Dorney Park & Wildwater Kingdom. These 22,240,208 units are listed on the New York Stock Exchange.

On July 28, 1995, the Partnership issued 720,000 limited partnership units in connection with the acquisition of Worlds of Fun/Oceans of Fun, as discussed in Note 7. These units have not been registered with the Securities and Exchange Commission, and are subject to certain trading restrictions for a period of three years. Net income per limited partner unit has been computed based on the weighted average units outstanding.
The Partnership's two General Partners are (a) Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "Managing General Partner") and (b) CF Partners (the "Special General Partner"), a Delaware general partnership whose equal partners are two former Directors and a Trust, whose co-trustee is Director Mary Ann Jorgenson. Mrs. Jorgenson is a partner in the law firm which serves as the Partnership's general counsel.

The Managing and Special General Partners each own a 0.5% general partner interest in the Partnership's income and losses, except in defined circumstances. The Managing General Partner has full control over all activities of the Partnership. For the services it provides, the Managing General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The Managing General Partner earned $4,430,000, $3,874,000 and $3,176,000 of such fees in 1995, 1994 and 1993, respectively. The Special General Partner receives a fixed annual amount of $800,000 for its services, which includes its share of cash distributions.

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

Principles Of Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly-owned corporate subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Inventories - All inventories are valued at the lower of first-in, first-out cost or market. The Partnership's inventories primarily represent purchased products, such as merchandise and food, for sale to its customers.

Depreciation - The Partnership's policy is to provide depreciation on a straight-line basis over the estimated useful lives of its assets. The composite method is used for the group of assets acquired as a whole from CPI in 1983, for the Dorney Park & Wildwater Kingdom assets acquired in 1992 and for the Worlds of Fun/Oceans of Fun assets acquired in 1995. The unit method is used for all individual assets subsequently purchased.

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

Income Taxes - The accompanying statements of operations do not include a provision for current federal or state income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners. The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law in August 1993. Among other provisions, the Act allows taxpayers who acquire an interest in an intangible asset to deduct its amortization over a 15-year period beginning the month in which the intangible asset is acquired. This provision extends to the acquisition of partnership interests, to the extent that taxpayers obtain an increased basis for the intangible assets of the partnership. The effect of the Act on taxpayers acquiring Cedar Fair, L.P. units at market prices is to provide amortization deductions which offset a substantial portion of the taxable income otherwise allocable by the Partnership to these units for the next several years. The amortization deductions will be recaptured and taxed as ordinary income upon sale of the Partnership units. These rules generally were effective for purchases of Partnership units after August 10, 1993, but transitional relief in the Act permitted partners to elect to apply the new rules to all units acquired after July 25, 1991.

The Revenue Act of 1987 provides that a "publicly traded partnership," such as Cedar Fair, L.P., will be treated as a corporation for federal income tax purposes beginning January 1, 1998, including the payment of corporate income taxes. The partners' remaining unamortized basis in the Partnership's tangible and intangible assets may be transferred to a corporate successor entity. This aggregate tax basis would then be amortizable for tax purposes by the new corporation to substantially reduce its future corporate taxable income.

The amount of the tax basis available to a successor corporation will depend on the price and volume of trading in the Partnership's units through the date of its conversion to corporate status. In 1993, management concluded that the amount of intangible assets resulting from purchases of limited partner units during 1993 was sufficient to offset the estimated amount of deferred income taxes otherwise requiring recognition by the Partnership under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the deferred income taxes totaling $11 million recorded in connection with the 1992 acquisition of Dorney Park & Wildwater Kingdom were reversed and credited to income in 1993.

The 1987 legislation also provides that net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

(3) Long-Term Debt:

At December 31, 1995 and 1994, long-term debt consisted of the following:

       [CAPTION]                    1995        1994
                                     (In thousands)
       [S]                      [C]         [C]
                                 $ 30,000    $ 21,400
       Revolving credit loans      50,000      50,000
       Term debt                 $ 80,000    $ 71,400


Revolving Credit Loans - The Partnership is party to a revolving credit agreement with three banks under which it has available a $95 million credit facility through April 30, 1998. Borrowings under this credit facility were $30.0 million as of December 31, 1995. The maximum outstanding balance during 1995 was $79.8 million.

Borrowings under this agreement bear interest at the banks' prime lending rate, with LIBOR and other rate options. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt - In August 1994, the Partnership refinanced its $50 million in senior notes, reducing the interest rate to 8.43%. In connection with this refinancing, the Partnership incurred a $0.7 million prepayment penalty which is included in 1994 interest expense. The Partnership is required to make annual repayments of $10 million in August 2002 through August 2006 and may make prepayments with defined premiums. The fair value of the aggregate future repayments on these senior notes at December 31, 1995, as required by Statement of Financial Accounting Standards No. 107, would be approximately $57.7 million, applying a discount rate of 6.4%.

Covenants - Under the terms of the credit agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth limits.

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

(5) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $1,140,000 in 1995, $1,120,000 in 1994 and $1,165,000 in 1993.

The Partnership also has an Employees' Savings and Investment Plan under which nonunion employees can contribute specified percentages of their salary, matched up to a limit by the Partnership. Contributions by the Partnership to this plan approximated $352,000 in 1995, $359,000 in 1994, and $352,000 in 1993.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $298,000, $294,000 and $276,000 were contributed for the years ended December 31, 1995, 1994 and 1993, respectively. The Partnership believes that, as of December 31, 1995, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.

In 1992, the Partnership amended its policy for payment of fees earned by the Managing General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors.

Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $1,782,600 in 1995, $1,235,800 in 1994 and $720,000 in 1993, including the value of 36,831, 27,991 and 10,588 limited partnership units issuable in future years, which are included in the calculation of weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Acquisition:

At the close of business on July 28, 1995, the Partnership acquired substantially all of the assets of Worlds of Fun and Oceans of Fun, located in Kansas City, Missouri, in a transaction valued at $40.0 million. Worlds of Fun is a traditional, family-oriented amusement park and Oceans of Fun is one of the largest water parks in the Midwest.

The purchase price consisted of the assumption of approximately $17 million of liabilities and the issuance of 720,000 unregistered limited partnership units (recorded at the July 28 NYSE closing price of $30.875, or $22.2 million in the aggregate). The Partnership subsequently repaid $13.9 million of long-term debt assumed with revolving credit borrowings at lower rates.

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

      [CAPTION]
      Years Ended December 31,     1995       1994
        (In thousands except amounts per unit)
      [S]                       [C]        [C]
      Net revenues              $ 236,432  $229,986
      Net income                $  66,083  $ 67,151
      Net income per
       limited partner unit        $ 2.84    $ 2.89

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

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management consisting of 19 individuals, is the Managing General Partner of the Partnership and has full responsibility for the management of the Partnership. CF Partners, a Delaware general partnership, is the Special General Partner of the Partnership. Collectively, the Managing General Partner and the Special General Partner are called the General Partners. For additional information, including the fees paid to the General Partners for services rendered during 1995, attention is directed to Note 1 to the consolidated financial statements on page 11 in the Registrant's 1995 Annual Report to Unitholders, which note is incorporated herein by this reference.

Directors:

           Name           Age     Position with Managing General
                                             Partner
   Richard L. Kinzel       55     President, Chief Executive
                                  Officer, Director since 1986
   Lee A. Derrough*        51     Director since 1995
   Mary Ann Jorgenson*     55     Director since 1988
   Donald H. Messinger*    52     Director since 1993
   James L. Miears         60     Executive  Vice President  and
                                   General  Manager-Cedar  Point,
                                   Director since 1993
   Thomas A. Tracy*        64     Director since 1993

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

Each director of the Managing General Partner is elected for a one-year term.

Executive Officers:

          Name            Age   Position with Managing General Partner

  Richard L. Kinzel       55    President and Chief Executive Officer
                                 since 1986
  John R. Albino          49    Vice President-General Manager-Dorney
                                 Park since 1995
  Richard J. Collingwood  56    Corporate Vice President-General
                                 Services since 1992
  Jacob T. Falfas         44    Vice President-Park Operations-Cedar
                                 Point since 1993
  H. John Hildebrandt     46    Vice President-Marketing-Cedar Point
                                 since 1993
  Bruce A. Jackson        44    Corporate Vice President-Finance and
                                 Chief Financial Officer since 1992
  Lee C. Jewett           61    Corporate Vice President-Planning &
                                 Design since 1990
  Daniel R. Keller        46    Vice President-General Manager-Worlds of
                                 Fun since 1995
  James L. Miears         60    Executive Vice President-General Manager-
                                 Cedar Point since 1993
  Thomas W. Salamone      51    Treasurer since 1982
  Alan L. Schwartz        46    Vice President-Finance-Valleyfair since
                                 1978
  Linnea Stromberg-Wise   50    Vice President-Marketing-Valleyfair
                                 since 1995
  Joseph L. von der Weis  63    Vice President-Accommodations-Cedar
                                 Point since 1973
  Walter R. Wittmer       55    Vice President-General Manager-
                                 Valleyfair since 1988

BUSINESS EXPERIENCE.

Directors:

Richard L. Kinzel has served as president and chief executive officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Lee A. Derrough is President and Chief Executive Officer of Hunt Midwest Enterprises, Inc., and has been associated with the Hunt companies since 1967. Mr. Derrough was elected as a director in 1995 pursuant to the Contribution Agreement dated July 28, 1995, which entitles Hunt Midwest Enterprises, Inc. to appoint a representative on the Board of Directors so long as it owns more than 690,000 units of Cedar Fair, L.P. Mr. Derrough is also a past president of the International Association of Amusement Parks and Attractions.

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

Donald H. Messinger is the Partner-in-Charge of the Cleveland office of the law firm of Thompson, Hine & Flory P.L.L. and has been associated with the firm since 1968.

James L. Miears has served as Executive Vice President and General Manager of Cedar Point since 1993. In 1992, he was Senior Vice President-Merchandise at Cedar Point and prior to 1992 he served as Vice President-Merchandise of Cedar Point for more than five years.

Thomas A. Tracy is a business consultant and was a partner in the public accounting firm of Arthur Andersen LLP from 1966 until his retirement in 1989.

Executive Officers:

Richard L. Kinzel.  See "Directors" above.

John R. Albino has served as Vice President-General Manager of Dorney Park & Wildwater Kingdom since 1995. From 1993 to 1995, he served as Vice President-Food Operations of Cedar Point, and prior to that was Director-Food Operations for more than five years.

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

Daniel R. Keller has served as Vice President-General Manager of Worlds of Fun / Oceans of Fun since 1995. From 1993 to 1995, he served as Senior Vice President-Operations of Cedar Point, and prior to that was Vice President-Operations of Cedar Point for more than five years.

James L. Miears.  See "Directors" above.

Thomas W. Salamone has served as Treasurer since 1982.

Alan  L. Schwartz has served as Vice President-Finance of Valleyfair  since
1978.

Linnea Stromberg-Wise has served as Vice President-Marketing of Valleyfair since 1995. Prior to 1995, she served as Director-Marketing of Valleyfair for more than five years.

Joseph L. von der Weis has served as Vice President-Accommodations of Cedar Point since 1973.

Walter  R.  Wittmer  has  served  as  Vice  President-General  Manager   of
Valleyfair since 1988.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were adhered to for 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

                        SUMMARY COMPENSATION TABLE

                                                        Long Term
                                           Annual       Compensati
                                        Compensation        on
                (a)              (b)    (c)      (d)       (f)        (i)
                                                        Restricted    All
                                                                     Other
                                      Salary    Bonus      Unit     Compens
                                                          Awards     ation
    Name and Principal Position  Year   ($)      ($)       ($)        ($)

    Richard L. Kinzel,           1995  199,615  497,842   206,281    201,630
     President and Chief         1994  189,385  469,298   179,735    200,698
     Executive Officer           1993  173,692  396,000    66,000    166,913

    James L. Miears, Executive   1995  149,422  271,551   129,425    105,030
     Vice President and General  1994  134,423  242,508    97,160     99,698
     Manager-Cedar Point         1993  119,827  199,000    31,000     77,813

    Walter R. Wittmer,           1995  134,423  244,396   100,483     99,810
     Vice President and General  1994  119,615  215,563    68,586     52,698
     Manager-Valleyfair          1993  109,692  182,000    31,000     50,313

    Daniel R. Keller,            1995  128,654  244,396    55,483     15,130
     Vice President and General  1994  119,808  215,563    33,586     15,698
     Manager-Worlds of Fun       1993  114,827  168,000    25,000     21,513

    Bruce A. Jackson, Corporate  1995  124,808  226,293    97,854     28,830
     Vice President-Finance and  1994  119,826  215,563    69,586     17,298
     Chief Financial Officer     1993  115,327  191,000    31,500     23,313

[CAPTION]
            Notes To Summary Compensation Table:
[S]         [C]
Column (f)  Restricted  Unit  Awards.    The  aggregate  number  of
            restricted   Cedar   Fair,   L.P.   depositary   units,
            representing  limited  partner  interests,  awarded  to
            Messrs. Kinzel, Miears, Wittmer, Keller and Jackson  as
            of  December 31, 1995, together with their market value
            at  yearend,  were 16,858 ($623,746), 9,247 ($342,139),
            7,244    ($268,028),   4,325   ($160,025)   and   7,286
            ($269,582),  respectively.   These  units  will  accrue
            additional   units  on  the  date  of  each   quarterly
            distribution paid by the Registrant, calculated at the NYSE closing price on that date.

Column (i)  All  Other  Compensation.   Comprises  amounts  accrued
            under the following plans:

            1. Profit Sharing Retirement Plan - With respect to
               1995, $10,510 was credited to the accounts of each of the named executive officers.
            2. Employees' Savings and Investment Plan  -  With
               respect to 1995, $4,620 was credited to the accounts of each of the named executive officers, with the exception of Mr. Wittmer, who chose not to participate in this plan in 1995.
            3. Supplemental Retirement Benefits - With respect
               to 1995, the amounts credited to the accounts of Messrs. Kinzel, Miears, Wittmer, Keller and Jackson were $186,500, $89,900, $89,300, $0 and $13,700, respectively.

Cash bonuses, restricted unit awards, and supplemental retirement benefits provided to the Partnership's executive management are reimbursed by the Managing General Partner out of funds provided by management and incentive fees and cash distributions from the Partnership.

COMPENSATION OF DIRECTORS.

The Board of Directors establishes the fees paid to Directors and Board Committee members for services in those capacities. The current schedule of such fees is as follows:
     1. For service as a member of the Board, $15,000 per annum, payable quarterly, plus $1,000 for attendance at each meeting of the Board;
     2. For service as a Board Committee member, $250 for attendance at each  Committee meeting held on the same date on which the Board  of
        Directors   meets  and  $1,000  for  attendance  at  any  additional
        Committee meeting held on a date other than a date on which the Board of Directors meets; and
     3. For service as Chairman of a Committee of the Board, a fee of $2,500 per annum.

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

In addition, seven executive officers of the Partnership, including each of the named executive officers, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

According  to  information obtained by the Partnership  from  Schedule  13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 16, 1996.

B.  Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 16, 1996.

                                  Amount and Nature of Beneficial Ownership
                                         Investment                    Percent
                             Beneficial     Power        Voting Power     of
 Name of Beneficial Owner    Ownership  Sole   Shared    Sole   Shared  Units

Richard L. Kinzel (1)         290,349  97,239  193,110  97,239  193,110  1.3
Lee A. Derrough                 1,000   1,000      -0-   1,000      -0-    *
Mary Ann Jorgenson (2)        382,388     200  382,188     200  382,188  1.7
Donald H. Messinger               222     222      -0-     222      -0-    *
James L. Miears (1)           216,396  18,928  197,468  18,928  197,468    *
Thomas A. Tracy                 2,375   1,114    1,261   1,114    1,261    *
Walter R. Wittmer (3)          10,174  10,024      150  10,024      150    *
Daniel R. Keller (1)          214,157  22,647  191,510  22,647  191,510    *
Bruce A. Jackson               23,008  22,008    1,000  22,008    1,000    *
All Directors and officers
 as a group (18 individuals)  829,921 255,464  574,457 255,464  574,457  3.6

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Notes 1 and 4 to the consolidated financial statements located on pages 19 and 23 of this Form 10-K report, which are incorporated herein by this reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K.

A.  1.  Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to Item 8 beginning on page 14 of this report, which is incorporated herein by this reference.

  (i) Consolidated Balance Sheets - December 31, 1995 and 1994.
 (ii) Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993.
(iii) Consolidated Statements of Partners' Equity - Years ended December 31, 1995, 1994 and 1993.
 (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.
  (v) Notes to Consolidated Financial Statements - December 31, 1995, 1994 and 1993.
 (vi) Report of Independent Public Accountants.

A.  2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A.  3.  Exhibits

The exhibits listed below are submitted in a separate section of this report immediately following the Signatures page.

Exhibit
Number                           Description

3.1* Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).
3.2 Form of Admission and Substitution Agreement. Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of
         December  31,  1992.  Incorporated herein by  reference  to
         Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
4*       Form of Deposit Agreement.
10.1* Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.3* Letter amending Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.4 Private Shelf Agreement with Prudential Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43%
         Senior Note Due August 24, 2006. Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 2, 1994.
10.5 Contribution Agreement by and among Dorney Park Coaster Company, Wildwater Kingdom, Inc. and the Registrant, dated July 21, 1992. Incorporated herein by reference to Registrant's Form 8-K filed August 4, 1992.
10.9 Credit Agreement dated as of October 6, 1994 between Cedar Fair, L.P. and Society National Bank, NBD Bank, N.A. and National City Bank. Incorporated herein by reference to
         Exhibit 10 to Registrant's Form 10-Q for the quarter ended October 2, 1994.
10.15 Bonus and Incentive Compensation Policy for Officers of Cedar Fair Management Company dated as of November 2, 1992. Incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
10.16 Contribution Agreement by and among Hunt Midwest Entertainment, Inc. and the Registrant, dated July 28,
         1995. Incorporated herein by reference to Registrant's Form 8-K filed August 11, 1995.
10.17    Cedar Fair, L.P. Executive Severance Plan dated as of  July
         26, 1995.
13       1995 Annual Report to Unitholders.
21*      Subsidiaries of Cedar Fair, L.P.

   *     Incorporated   herein  by  reference  to  the  Registration
         Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B.  Reports on Form 8-K.

The Registrant filed the following reports on Form 8-K during the year ended December 31, 1995:

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

                                   CEDAR FAIR, L.P.
                                   (Registrant)

DATED:    March 7, 1996


                                   /S/Richard L. Kinzel
                                        Richard L. Kinzel
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                        Date

   /S/   Richard L. Kinzel    President and Chief Executive Officer,    March 7, 1996
         Richard L. Kinzel    Director

   /S/   Bruce A. Jackson     Corporate Vice President-Finance          March 7, 1996
         Bruce A. Jackson     (Chief Financial Officer)

   /S/   Charles M. Paul      Controller                                March 7, 1996
         Charles M. Paul      (Principal Accounting Officer)

   /S/   Lee A. Derrough      Director                                  March 7, 1996
         Lee A. Derrough

   /S/   Mary Ann Jorgenson   Director                                  March 7, 1996
         Mary Ann Jorgenson

   /S/   Donald H. Messinger  Director                                  March 7, 1996
         Donald H. Messinger

   /S/   James L. Miears      Executive Vice President,                 March 7, 1996
         James L. Miears      Director

   /S/   Thomas A. Tracy      Director                                  March 7, 1996
         Thomas A. Tracy



                        ANNUAL REPORT ON FORM 10-K
                             CEDAR FAIR, L.P.
                   For the Year Ended December 31, 1995

                               EXHIBIT INDEX

        Exhibit                                                     Pag
                                                                     e
3.1     Form of Third Amended and Restated Certificate and
        Agreement of Limited Partnership of Cedar Fair, L.P.         *
3.2     Form of Admission and Substitution Agreement.                *
3.3     Amendment No. 2 to Third Amended and Restated Agreement of
        Limited Partnership of Cedar Fair, L.P., dated as of
        December 31, 1992.                                           *
4       Form of Deposit Agreement.                                   *
10.1    Registration Agreement between Cedar Fair, L.P. and
        certain limited partners thereof.                            *
10.3    Letter amending Registration Agreement between Cedar Fair,
        L.P. and certain limited partners thereof.                   *
10.4    Cedar Fair, L.P. $50,000,000, 8.43% Senior Notes Due
        August 24, 2006 Note Agreement with PruCapital, Inc. dated
        August 24, 1994.                                             *
10.5    Contribution Agreement by and among Dorney Park Coaster
        Company, Wildwater Kingdom, Inc. and the Registrant, dated
        July 21, 1992.                                               *
10.9    Credit Agreement dated as of October 6, 1994 between Cedar
        Fair, L.P. and Society National Bank, NBD Bank, N.A. and
        National City Bank.                                          *
10.15   Bonus and Incentive Compensation Policy for Officers of
        Cedar Fair Management Company dated as of November 2, 1992.  *
10.16   Contribution Agreement by and among Hunt Midwest
        Entertainment, Inc. and the Registrant, dated July 28,
        1995.                                                        *
10.17   Cedar Fair, L.P. Executive Severance Plan dated as of July  41
        26, 1995.
21      Subsidiaries of Cedar Fair, L.P.                             *
27      Financial Data Schedule                                     47

  *     Incorporated herein by reference; see Item 14(A) (3).

