Form 10-Q
period 1996-03-31
CEDAR FAIR L P
filed 1996-05-15
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



          (Mark One)

   [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                               OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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
          Yes     X      No            .

             Title of Class                   Units Outstanding As Of
            Depositary Units                       May 14, 1996
 (Representing Limited Partner Interests)           22,960,208

                        CEDAR FAIR, L.P.

                              INDEX





      Part I - Financial Information

      Item 1.      Financial Statements                3-8

      Item 2.      Management's Discussion and          9
                   Analysis of Financial Condition
                   and Results of Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form 8-K     10

      Signatures                                        11

      Index to                                          12
      Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                            3/31/96      12/31/95
                ASSETS
Current Assets:
Cash                                       $    105     $    111
Receivables                                     656        2,468
Inventories                                   8,830        4,387
Prepaids                                      4,793        2,839
                                             14,384        9,805
Land, Buildings and Equipment:
Land                                         27,999       27,999
Land improvements                            36,617       36,617
Buildings                                    88,910       88,910
Rides and equipment                         205,364      205,364
Construction in progress                     19,152        8,047
                                            378,042      366,937
Less accumulated depreciation              (113,105)    (113,097)
                                            264,937      253,840

Intangibles, net of amortization             10,981       11,072
                                           $290,302     $274,717
   LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                           $ 13,530     $  6,409
Distribution payable to partners             13,335       13,335
Accrued interest                                895        1,685
Accrued taxes                                 3,197        2,889
Accrued salaries, wages and benefits          3,128        4,601
Self-insurance reserves                       6,541        6,402
Other accrued liabilities                     2,748        2,327
                                             43,374       37,648

Other Liabilities                             4,805        5,593
Long-Term Debt:
Revolving credit loans                       69,700       30,000
Term debt                                    50,000       50,000
                                            119,700       80,000
Partners' Equity:
Special L.P. interests                        5,290        5,290
General partners                                241          531
Limited partners, 22,960,208 units          116,892      145,655
outstanding
                                            122,423      151,476
                                           $290,302     $274,717

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                    Three months ended       Twelve months ended
                                   3/31/96      3/26/95     3/31/96      3/26/95
Net revenues                      $    348     $    382     $218,163    $198,382
Costs and expenses:
Cost of products sold                  106          142       22,844      21,143
Operating expenses                  11,190        8,882       83,109      73,730
Selling, general and                 2,803        1,984       25,580      21,247
  administrative
Depreciation and amortization           99           96       16,745      14,944
                                    14,198       11,104      148,278     131,064

Operating income (loss)            (13,850)     (10,722)      69,885      67,318
Insurance claim settlement             --           --           --          502
Interest expense, net                1,868        1,626        7,119       7,304

Net income (loss)                  (15,718)     (12,348)      62,766      60,516
Net income (loss) allocated to        (157)        (123)         628         605
general partners
Net income (loss) allocated to    $(15,561)    $(12,225)    $ 62,138    $ 59,911
  limited partners

Weighted average limited            23,049       22,292      22,787       22,274
  partner units outstanding

Net income (loss) per limited     $  (.68)     $  (.55)     $2.73       $  2.69
  partner unit

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                                  Special     General      Limited       Total
                                   L.P.      Partners'    Partners'    Partners'
                                 Interests     Equity      Equity       Equity
Balance at December 31, 1995     $  5,290    $  531       $145,655     $151,476

Allocation of net loss                --       (157)       (15,561)     (15,718)

Distribution declared                 --       (133)       (13,202)     (13,335)
  ($.575 per limited partner
   unit)

Balance at March 31, 1996        $  5,290    $  241       $116,892     $122,423

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)


                                                         Three months ended      Twelve months ended
                                                        3/31/96      3/26/95     3/31/96     3/26/95
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

Net income (loss)                                      $(15,718)   $(12,348)   $62,766     $60,516
Adjustments to reconcile net income to net cash from
 (for) operating activities
 Depreciation and amortization                               99          96     16,745      14,944
 Change in assets and liabilities, net of effects
  from acquisition of Worlds of Fun / Oceans of Fun:
  Increase in inventories                                (4,443)     (3,630)      (143)       (250)
  Decrease (increase) in current and other assets          (142)      1,112       (987)      1,007
  Increase (decrease) in accounts payable                 7,121       6,098     (1,165)      1,743
  Increase (decrease) in self-insurance reserves            139        (178)       632       1,932
  Increase (decrease) in other current liabilities       (1,534)     (1,611)     1,033      (1,244)
  Increase (decrease) in other liabilities                 (788)       (543)     1,422       1,029
Net cash from (for) operating activities                (15,266)    (11,004)    80,303      79,677

CASH FLOWS (FOR) INVESTING ACTIVITIES

Capital expenditures                                    (11,105)     (7,096)   (32,529)    (22,668)
Acquisition of Worlds of Fun / Oceans of Fun:
  Land, buildings, rides and equipment acquired              -           -     (37,350)        -
  Negative working capital assumed, net of cash              -           -       1,481         -
   acquired
Net cash (for) investing activities                     (11,105)     (7,096)   (68,398)    (22,668)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

Net borrowings (payments) on revolving credit loans      39,700      31,100      3,297      (9,400)
Distributions paid to partners                          (13,335)    (12,636)   (51,944)    (47,738)
Acquisition of Worlds of Fun / Oceans of Fun:
  Borrowings on revolving credit loans for refinancing
   of assumed long-term debt                                 -           -      13,903         -      -
  Issuance of limited partnership units                      -           -      22,230         -
Net cash from (for) financing activities                 26,365      18,464    (12,514)    (57,138)

Cash:
Net increase (decrease) for the period                       (6)        364       (609)       (129)
Balance, beginning of period                                111         350        714         843
Balance, end of period                                 $    105     $   714   $    105    $    714

SUPPLEMENTAL INFORMATION

Cash payments for interest expense                     $  2,658     $ 2,622   $  6,823    $  9,112

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                MARCH 31, 1996 AND MARCH 26, 1995


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 31, 1996 and March 26, 1995 to accompany the quarterly results. Because amounts for the 12 months ended March 31, 1996 include actual 1995 season operating results, they are not necessarily indicative of 1996 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 31, 1996 and March 26, 1995 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1995, which were included in the Form 10-K filed on March 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting:

The Partnership operates four amusement parks (Cedar Point in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri), which generate virtually all of the Partnership's annual revenue during a 130-day operating season, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

(3)  Acquisition:

As   discussed  in  Note  (7)  in  the  1995  Annual  Report   to
unitholders,   on   July  28,  1995,  the  Partnership   acquired
substantially all of the assets of Worlds of Fun and Oceans of Fun.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition had occurred at the beginning of each of the periods presented, with adjustments primarily attributable to interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.

                         Three Months Ended     Twelve Months Ended
                         3/31/96    3/26/95     3/31/96     3/26/95
                            (In thousands except per unit data)
Net revenues            $   348     $   445    $236,335    $229,999

Net income              (15,718)    (15,336)     65,701      64,423

Net income per          $  (.68)    $  (.66)   $   2.82    $   2.77
 limited partner unit

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

The Partnership's amusement parks are open to the public starting in April or May of each year and ending in early October. Therefore, net revenues for the first quarter are historically minimal and are primarily from restaurant operations and marina rentals. Net revenues for the quarter ended March 31, 1996 were $348,000 compared to $382,000 for the quarter ended March 26, 1995.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses for the four parks. Expenses increased in 1996 due to the addition of Worlds of Fun's first quarter downtime expenses and an additional week in the 1996 period. Net loss for the quarter was $15.7 million or $.68 per limited partner unit, compared with a loss of $12.3 million, or $.55 per unit, in 1995.

Included in costs and expenses are approximately $970,000 of incentive fees payable to the managing general partner relating to the 1996 first quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
23.25 cents per unit, or $5,392,000 in the aggregate. This compares to $930,000 of incentive fees in the 1995 first quarter.


Financial Condition:

The Partnership has available through April, 1999 a $95 million revolving credit facility, of which $69.7 million was borrowed and in use as of March 31, 1996. This credit facility, together with a supplemental $20 million seasonal facility, will be adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 3.0 at March 31, 1996 is financially advantageous. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.


Partnership Tax Status:

Under  current  law the Partnership's tax status  as  a  publicly traded  partnership  is scheduled to end on  December  31,  1997, unless proposed legislation is enacted to extend its
grandfathered  status.   The  Partnership  is  studying   various
alternatives in the event that the law is not changed.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)   -   1996 First Quarter Report and Cash
Distribution Notice

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   May 14, 1996          By        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                    (Chief Financial Officer)


                              By         Charles M. Paul
                                         Charles M. Paul
                                           Controller
                                   (Chief Accounting Officer)

                        INDEX TO EXHIBITS

                                                  Page Number

Exhibit (20)   Report to Unitholders, May 15, 1996     13