Form 10-Q
period 1996-06-30
CEDAR FAIR L P
filed 1996-08-14
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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
          Yes     X      No            .

         Title of Class                  Units Outstanding As Of
        Depositary Units                     August 1, 1996
 (Representing Limited Partner                22,960,208
           Interests)

                        CEDAR FAIR, L.P.

                              INDEX


                           FORM 10 - Q

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996




      Part I - Financial Information

      Item 1.      Financial Statements              3-8

      Item 2.      Management's Discussion and       9
                   Analysis of Financial
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form      10
                   8-K

      Signatures                                     11

      Index to                                       12
      Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                                6/30/96       12/31/95
                  ASSETS
Current Assets:
Cash                                          $  5,186       $    111
Receivables                                     10,241          2,468
Inventories                                     11,747          4,387
Prepaids                                         4,219          2,839
                                                31,393          9,805
Land, Buildings and Equipment:
Land                                            28,055         27,999
Land improvements                               39,055         36,617
Buildings                                       91,588         88,910
Rides and equipment                            230,112        205,364
Construction in progress                           248          8,047
                                               389,058        366,937
Less accumulated depreciation                 (120,632)      (113,097)
                                               268,426        253,840

Intangibles, net of amortization                10,891         11,072
                                              $310,710       $274,717
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                             $  17,335       $  6,409
Distribution payable to partners                13,335         13,335
Accrued interest                                 1,673          1,685
Accrued taxes                                    2,826          2,889
Accrued salaries, wages and benefits             7,579          4,601
Self-insurance reserves                          6,440          6,402
Other accrued liabilities                        7,008          2,327
                                                56,196         37,648

Other Liabilities                                4,847          5,593
Long-Term Debt:
Revolving credit loans                          71,200         30,000
Term debt                                       50,000         50,000
                                               121,200         80,000
Partners' Equity:
Special L.P. interests                           5,290          5,290
General partners                                   302            531
Limited partners, 22,960,208 units             122,875        145,655
   outstanding
                                               128,467        151,476
                                              $ 310,710      $274,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                   Three months ended       Twelve months
                                                                ended
                                  6/30/96      6/25/95    6/30/96    6/25/95
Net revenues                      $79,779      $54,919    $243,023   $197,955
Costs and expenses:
Cost of products sold               8,373        6,058      25,159     20,953
Operating expenses                 32,520       22,671      92,958     74,313
Selling, general and                9,539        7,026      28,093     21,608
  administrative
Depreciation and amortization       7,617        5,404      18,958     14,796
                                   58,049       41,159     165,168    131,670

Operating income                   21,730       13,760      77,855     66,285
Interest expense, net               2,351        2,220       7,250      7,469
Insurance claim settlement            --           --         --          502

Net income                         19,379       11,540      70,605     59,318
Net income allocated to               194          116         706        593
  general partners
Net income allocated to           $19,185      $11,424     $69,899    $58,725
  limited partners

Weighted average limited           23,050       22,293      22,973     22,282
  partner units outstanding

Net income per limited partner    $  .83       $  .51       $ 3.04     $ 2.64
  unit

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                            Special      General      Limited       Total
                             L.P.       Partners'    Partners'    Partners'
                           Interests      Equity       Equity       Equity

Balance at December       $  5,290      $   531     $145,655   $ 151,476
  31, 1995

Allocation of net             --           (157)     (15,561)    (15,718)
  loss

Distribution declared         --           (133)     (13,202)    (13,335)
  ($.575 per limited
   partner unit)

Balance at March 31,        5,290           241      116,892     122,423
  1996

Allocation of net             --            194       19,185      19,379
  income

Distribution declared         --           (133)     (13,202)    (13,335)
  ($.575 per limited
   partner unit)

Balance at June 30,        $5,290       $   302     $122,875    $128,467
  1996

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                       Three months ended      Twelve months ended
                                       6/30/96    6/25/95     6/30/96     6/25/95

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES

Net income                             $19,379    $11,540   $70,605   $59,318
Adjustments to reconcile net income
  to net cash from operating
  activities
Depreciation and amortization            7,617      5,404    18,958    14,796
Change in assets and liabilities,
  net of effects from acquisition of
  Worlds of Fun / Oceans of Fun:
(Increase) in inventories               (2,917)    (2,165)     (895)     (351)
(Increase) decrease in current and      (9,011)    (6,579)   (3,419)      558
  other assets
Increase (decrease) in accounts          3,805      5,934    (3,294)      201
  payable
Increase (decrease) in self-              (101)       (60)      591     1,915
  insurance reserves
Increase in other current                9,118      6,959     3,192     1,128
  liabilities
Increase in other liabilities               42         47     1,417     1,100
Net cash from operating activities      27,932     21,080    87,155    78,665

  CASH FLOWS FROM (FOR) INVESTING
            ACTIVITIES

Capital expenditures                   (11,016)   (12,105)  (31,440)  (25,329)
Acquisition of Worlds of Fun /
  Oceans of Fun:
Land, buildings, rides and                -          -      (37,350)      -
  equipment acquired
Negative working capital assumed,         -          -        1,481       -
  net of cash acquired
Net cash (for) investing activities    (11,016)   (12,105)  (67,309)  (25,329)

  CASH FLOWS FROM (FOR) FINANCING
            ACTIVITIES

Net borrowings (payments) on             1,500      6,700    (1,903)   (4,800)
  revolving credit loans
Distributions paid to partners         (13,335)   (12,636)  (52,643)  (49,142)
  Acquisition of Worlds of Fun /
  Oceans of Fun:
Borrowings on revolving credit
  loans for refinancing of                -          -       13,903       -
  assumed long-term debt
Issuance of limited partnership           -          -       22,230       -
  units
Net cash (for) financing activities   (11,835)     (5,936)  (18,413)  (53,942)

Cash:
Net increase (decrease) for the         5,081       3,039     1,433      (606)
  period
Balance, beginning of period              105         714     3,753     4,359
Balance, end of period                $ 5,186    $  3,753   $ 5,186  $  3,753

     SUPPLEMENTAL INFORMATION

Cash payments for interest expense    $ 1,573    $  1,239   $ 7,157  $  7,124

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                 JUNE 30, 1996 AND JUNE 25, 1995


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 30, 1996 and June 25, 1995 to accompany the quarterly results. Because amounts for the 12 months ended June 30, 1996 include actual 1995 third and fourth quarter operations, they are not necessarily indicative of 1996 full calendar year operations.

(1) Significant Accounting and Reporting Policies

The Partnership's consolidated financial statements for the quarters ended June 30, 1996 and June 25, 1995 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1995, which were included in the Form 10-K filed on March 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting

The Partnership operates four amusement parks (Cedar Point in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park and Wildwater Kingdom near Allentown, Pennsylvania; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri), which generate virtually all of the Partnership's annual revenue during a season which starts in April or May and ends in early October, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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


                       Three Months Ended    Twelve Months Ended
                       6/30/96    6/25/95    6/30/96     6/25/95
                       (In thousands except per unit data)

Net revenues           $79,779    $65,645    $250,469    $229,311

Net income              19,379     12,430      72,650      62,344

Net income per           $ .83      $ .53      $ 3.12      $ 2.68
  limited partner unit

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.




        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Net revenues for the quarter, which included one more week of operations than the prior year, increased to $79.8 million for the quarter ended June 30, 1996, from $54.9 million for the quarter ended June 25, 1995. Net income for the period increased to $19.4 million, or $.83 per limited partner unit, from $11.5 million, or $.51 per unit, in 1995.

Operating results for the current period were significantly impacted by seven additional days of operations compared to the same period last year, and by the contribution of Worlds of Fun's operations for the 1996 period. Excluding Worlds of Fun, which was acquired in July 1995, and on a comparable number of operating days, net revenues and net income for the period increased 3% and 2%, respectively, on a 3% decrease in combined attendance offset by a 5% increase in in-park guest per capita spending.

The disappointing early-season attendance was the result of a cold and rainy spring and, except for Valleyfair, attendance levels have remained below expectations as the season has progressed.

Financial Condition

Current assets and liabilities are at normal seasonal levels at June 30, 1996. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 1.8 at June 30, 1996 is financially advantageous.

The Partnership has available through April 1999, a $95 million revolving credit facility, of which $71.2 million was borrowed and in use as of June 30, 1996. Seasonal cash flow and this credit facility are expected to be adequate to meet current working capital needs, planned capital expenditures and scheduled distributions to partners.

Partnership Tax Status:

Under current law the Partnership's tax status as a publicly traded partnership is scheduled to end on December 31, 1997, unless legislation is enacted to extend its grandfathered status. The Partnership is in the process of thoroughly reviewing a number of alternatives in preparation for the loss of the partnership tax status next year.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (10)   -   First Amendment adopted April 19, 1996 to
Credit Agreement dated October 6, 1994

(b)  Exhibit (20)   -   1996 Second Quarter Report and Cash
Distribution Notice

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   August 12, 1996             Bruce A. Jackson
                                    Bruce A. Jackson
                                     Vice President
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                       Controller
                               (Chief Accounting Officer)

                          EXHIBIT INDEX



     Exhibit                                               Page

10   First Amendment adopted April 19, 1996                13
     to Credit Agreement dated October 6, 1994.
27   Financial Data Schedule                               15