Form 10-Q
period 1996-09-29
CEDAR FAIR L P
filed 1996-11-13
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 29, 1996

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
          Yes     X      No            .

         Title of Class                       Units Outstanding As Of
        Depositary Units                          November 1, 1996
 (Representing Limited Partner Interests)             22,960,208

                          CEDAR FAIR, L.P.

                              INDEX


                           FORM 10 - Q

          FOR QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996


      Part I - Financial Information

      Item 1.      Financial Statements              3-8

      Item 2.      Management's Discussion and        9
                   Analysis of Financial
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form       10
                   8-K

      Signatures                                      11

      Index to Exhibits                               12

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                       9/29/96        12/31/95
                ASSETS
Current Assets:
 Cash and cash equivalents            $   6,966      $    111
 Receivables                             14,744         2,468
 Inventories                              4,489         4,387
 Prepaids                                   970         2,839
                                         27,169         9,805
Land, Buildings and Equipment:
 Land                                    28,056        27,999
 Land improvements                       39,106        36,617
 Buildings                               91,443        88,910
 Rides and equipment                    230,850       205,364
 Construction in progress                 1,565         8,047
                                        391,020       366,937
 Less accumulated depreciation         (130,289)     (113,097)
                                        260,731       253,840

Intangibles, net of amortization         10,800        11,072
                                       $298,700      $274,717
   LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                       $ 5,675       $ 6,409
 Distribution payable to partners        14,495        13,335
 Accrued interest                           461         1,685
 Accrued taxes                            2,753         2,889
 Accrued salaries, wages and benefits     8,671         4,601
 Self-insurance reserves                  7,327         6,402
 Other accrued liabilities                5,842         2,327
                                         45,224        37,648

Other Liabilities                         5,624         5,593

Long-Term Debt:
 Revolving credit loans                     -          30,000
 Term debt                               50,000        50,000
                                         50,000        80,000
Partners' Equity:
 Special L.P. interests                   5,290         5,290
 General partners                           996           531
 Limited partners, 22,960 units         191,566       145,655
  outstanding
                                        197,852       151,476
                                       $298,700      $274,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                   Three months         Twelve months
                                      ended                 ended
                               9/29/96    10/1/95    9/29/96    10/1/95
Net revenues                  $167,503   $161,164   $249,362   $217,066
Costs and expenses:
 Cost of products sold          16,254     16,427     24,986     22,809
 Operating expenses             40,721     37,940     95,739     78,040
 Selling, general and           14,202     13,360     28,935     24,114
  administrative
 Depreciation and               10,976     11,140     18,794     16,739
  amortization
                                82,153     78,867    168,454    141,702

Operating income                85,350     82,297     80,908     75,364
Interest expense, net            1,470      1,662      7,058      6,777
Insurance claim settlement         -          -          -          (22)

Net income                      83,880     80,635     73,850     68,565
Net income allocated to            839        806        739        686
 general partners
Net income allocated to        $83,041    $79,829    $73,111    $67,879
 limited partners

Weighted average limited        23,051     22,774     23,047     22,420
 partner units outstanding

Net income per limited         $  3.60    $  3.51    $  3.17    $  3.03
 partner unit

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                         Special      General     Limited       Total
                          L.P.       Partners'   Partners'    Partners'
                        Interests     Equity      Equity       Equity
Balance at December     $  5,290     $  531     $ 145,655    $ 151,476
 31, 1995

Allocation of net            -         (157)      (15,561)     (15,718)
 loss

Distribution declared        -         (133)      (13,202)     (13,335)
 ($.575 per limited
  partner unit)

Balance at March 31,       5,290        241       116,892      122,423
 1996

Allocation of net            -          194        19,185       19,379
 income

Distribution declared        -         (133)      (13,202)     (13,335)
 ($.575 per limited
  partner unit)

Balance at June 30,        5,290        302       122,875      128,467
 1996

Allocation of net            -          839        83,041       83,880
 income

Distribution declared        -         (145)      (14,350)     (14,495)
  ($.625 per limited
   partner unit)

Balance at September    $  5,290     $  996     $ 191,566    $ 197,852
 29, 1996

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                     Three months ended     Twelve months ended
                                     9/29/96    10/1/95    9/29/96   10/1/95

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES

Net income                           $ 83,880   $ 80,635   $73,850   $68,565
Adjustments to reconcile net income
to net cash from operating
activities
 Depreciation and amortization         10,976     11,140    18,794    16,739
 Change in assets and liabilities
  net of effects from
  acquisition of Worlds of Fun and
  Oceans of Fun:
   Decrease (increase) in inventories   7,258      6,643      (280)      558
   Increase in current and other       (1,254)    (2,867)   (1,871)   (3,791)
    assets
   Decrease in accounts payable       (11,660)   (13,203)   (1,721)   (1,961)
   Increase in self-insurance reserves    887        566       912        41
   Increase (decrease) in other        (1,359)       877       937     2,687
    current liabilities
   Increase in other liabilities          777        281     1,913       933
  Net cash from operating activities   89,505     84,072    92,534    83,771

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES

Capital expenditures                   (3,190)    (4,003)  (30,573)  (27,169)
Acquisition of Worlds of Fun and
 Oceans of Fun:
  Land, buildings, rides and               -     (37,404)      -     (37,404)
   equipment acquired
  Negative working capital assumed,        -       1,381       -       1,381
   net of cash acquired
Net cash (for) investing activities    (3,190)   (40,026)  (30,573)  (63,192)

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES

Net payments on revolving credit      (71,200)   (69,903)   (3,200)  (10,703)
 loans
Distributions paid to partners        (13,335)   (12,636)  (53,342)  (50,546)
Acquisition of Worlds of Fun and
 Oceans of Fun:
  Borrowings on revolving credit
   loans for refinancing of               -       13,903       -      13,903
   assumed long-term debt
Issuance of limited partnership           -       22,384       -      22,384
 units
Net cash (for) financing activities   (84,535)   (46,252)  (56,542)  (24,962)

Cash and cash equivalents:
Net increase (decrease) for the         1,780     (2,206)    5,419    (4,383)
 period
Balance, beginning of period            5,186      3,753     1,547     5,930
Balance, end of period                 $6,966     $1,547    $6,966    $1,547

SUPPLEMENTAL INFORMATION

Cash payments for interest expense   $  2,682   $  2,711   $ 7,128   $ 6,787

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
             SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

(1) Interim Reporting

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

The Partnership operates four seasonal amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo; Valleyfair, near Minneapolis/St. Paul; Dorney Park & Wildwater Kingdom, near Allentown, Pennsylvania; and Worlds of Fun and Oceans of Fun, in Kansas City, Missouri. These parks generate virtually all of the Partnership's revenue during an operating season which starts in April and May and ends in early October, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

Due to the highly seasonal nature of the Partnership's operations, the results for any interim period are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended September 29, 1996 and October 1, 1995 to accompany the quarterly results. Because amounts for the 12 months ended September 29, 1996 include actual 1995 fourth quarter operations, they are not necessarily indicative of 1996 full calendar year operations.

The Partnership's operating results for the three and twelve months ended October 1, 1995, include the results of Worlds of Fun and Oceans of Fun for the period since they were acquired on July 28, 1995 (see Note 3).

(2) Significant Accounting and Reporting Policies

The Partnership's consolidated financial statements for the quarters ended September 29, 1996 and October 1, 1995 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1995, which were included in the Form 10-K filed on March 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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


                       Three Months Ended     Twelve Months Ended
                      9/29/96     10/1/95    9/29/96     10/1/95
                         (In thousands except per unit data)

Net revenues          $167,503    $168,454   $249,362    $237,747

Net income              83,880      83,423     73,850      67,135

Net income per           $3.60       $3.59      $3.17       $2.89
 limited partner unit

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Net revenues for the third quarter ended September 29, 1996, which included one less week of operations than the prior year, increased 4% to $167.5 million from $161.2 million for the quarter ended October 1, 1995. Net income for the period was $83.9 million, or $3.60 per limited partner unit, compared with $80.6 million, or $3.51 per unit, in 1995.

Operating results for the current quarter were significantly impacted by seven fewer days of operations compared to the same period last year, partially offset by the contribution of Worlds of Fun for the full quarter in 1996 compared to last year, when the park was acquired on July 28, 1995. Including Worlds of Fun for the full quarter in 1995 and on a comparable number of operating days, net revenues and net income for the quarter increased 6% and 7%, respectively, on a 6% increase in guest per capita spending and a slight increase in combined attendance.

For the quarter, combined attendance at the Partnership's original three parks was relatively flat between years, while guest per capita spending continued to rise, increasing 8% to $33.22 in the current period from $30.77 in 1995. For the entire operating season, combined attendance at the four parks was
6.9 million, up 10% from the previous year, with Worlds of Fun's full year contribution accounting for most of the increase.

Included in costs and expenses are approximately $1,179,000 of incentive fees payable to the managing general partner relating to the 1996 third quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
28.25 cents per unit, or $6.5 million in the aggregate. This compares to $1,012,000 of incentive fees in the 1995 third quarter.

Financial Condition

The Partnership's $95 million revolving credit facility is adequate to meet seasonal working capital needs, planned capital expenditures and quarterly distributions. The negative working capital ratio of 1.7 at September 29, 1996 is the result of the Partnership's highly seasonal business and careful management of cash flow. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.

Partnership Tax Status:

Under current law the Partnership's tax status as a publicly traded partnership is scheduled to end on December 31, 1997. The Partnership is well along in the process of reviewing its alternatives in preparation for the change in its tax status, and expects to be able to report on its plans early in 1997.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)  1996 Third Quarter Report and Cash Distribution
                  Notice.

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

                          CEDAR FAIR, L.P.
                            (Registrant)

                        By Cedar Fair Management Company
                                 Managing General Partner



Date:   November 11, 1996    By:        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                    (Chief Financial Officer)


                             By:        Charles M. Paul
                                        Charles M. Paul
                                          Controller
                                  (Chief Accounting Officer)

                          EXHIBIT INDEX


    Exhibit                                              Page

20  Report to Unitholders, November 11, 1996             13