Form 10-K
period 1996-12-31
CEDAR FAIR L P
filed 1997-03-27
CIK 811532

                                FORM 10 - K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          (Mark One)
          [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant  to  Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 14, 1997 of $38.25 per unit was $847,000,000.

Number of Depositary Units representing limited partner interests outstanding as of February 14, 1997:  22,960,208.
                     *********************************
                  The Exhibit Index is located at Page 41
                            Page 1 of 42 pages

                        CEDAR FAIR, L.P.

                              INDEX


      PART I                                         PAGE

      Item 1.  Business                               3
      Item 2.  Properties                             8
      Item 3.  Legal Proceedings                      8
      Item 4.  Submission of Matters to a Vote        8
               of Security Holders

      PART II

      Item 5.  Market for Registrant's
               Depositary Units and Related           9
               Unitholder Matters
      Item 6.  Selected Financial Data                10
      Item 7.  Management's Discussion and
               Analysis of Financial Condition        12
               and Results of Operations
      Item 8.  Financial Statements and               14
               Supplementary Data
      Item 9.  Changes in and Disagreements with
               Accountants on Accounting and          25
               Financial Disclosure

     PART III

     Item 10.  Directors and Executive Officers       26
               of Registrant
     Item 11.  Executive Compensation                 31
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management       35
     Item 13.  Certain Relationships and Related      36
               Transactions

      PART IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K     37

     Signatures                                       40



                             PART I

ITEM 1.  BUSINESS.

Cedar  Fair,  L.P.  (the  "Partnership")  is  a  publicly  traded
Delaware limited partnership, which was originally organized as a
Minnesota  limited  partnership  in  1983  for  the  purpose   of
acquiring Cedar Point, Inc. ("CPI").  The Partnership is  managed
by   Cedar   Fair  Management  Company  (the  "Managing   General
Partner").  Under the Revenue Act of 1987, the Partnership's  tax
status  is scheduled to expire on December 31, 1997.  See Note  2 to  the  Consolidated Financial Statements in Item 8 for  further information on the Partnership's tax status.

The  Partnership owns and operates four amusement  parks:   Cedar
Point,  located  on  Lake Erie between Cleveland  and  Toledo  in
Sandusky, Ohio; Valleyfair, located near Minneapolis-St. Paul  in
Shakopee,  Minnesota;  Dorney Park & Wildwater  Kingdom  ("Dorney
Park"),  located  near  Allentown in  South  Whitehall  Township,
Pennsylvania; and Worlds of Fun/Oceans of Fun ("Worlds of  Fun"),
which  was  acquired on July 28, 1995, located  in  Kansas  City,
Missouri.   The  parks  are  family-oriented,  with  recreational
facilities  for  people  of  all  ages,  and  provide  clean  and attractive  environments with exciting rides  and  entertainment.
All principal rides and attractions are owned and operated by the
Partnership.

Generally, the parks are open daily from 9:00 a.m. to 10:00-12:00 p.m. from early May until Labor Day, after which they are open during weekends in September and October. As a result, virtually all of the operating revenues of the parks are derived during an approximately 130-day operating season. The parks charge a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park and Soak
City  at  Cedar  Point,  Challenge Park  at  Valleyfair,  Thrills
Unlimited at Dorney Park, and Oceans of Fun and RipCord at Worlds of Fun. The demographic groups that are most important to the parks are young people ages 13 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During the operating season, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

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

The main amusement areas of Cedar Point consist of over two miles of midways, with over 50 rides and attractions, including "Magnum
XL-200,"  "Raptor," "Mantis" and "Mean Streak," which  are  among the  world's  tallest steel, inverted, stand-up and  wood  roller coasters, respectively; eight additional roller coasters;  "Snake
River  Falls,"  one  of the world's tallest  water  flume  rides;
"Berenstain  Bear Country," a 1.2 acre children's  activity  area based  on the best-selling Random House children's books  created by  Stan  and  Jan  Berenstain; "Oceana," which features  a  live dolphin  and  sea  lion show in a stadium  seating  up  to  1,600 persons;  live  entertainment shows  featuring  talented  college students  in  three  theaters;  the  Cedar  Point  Cinema,  which features  a film using an IMAX projection system on a 66-foot  by
88-foot  screen  in  a 950-seat theater; an aquarium;  a  museum;
bathing beach facilities; "Soak City" water park, an extra-charge attraction which includes "Zoom Flume," a large water slide  raft ride,  ten additional water slides, two river rafting rides,  two children's  activity areas, and new in 1997, a giant  wave  pool;
and  "Challenge  Park,"  an extra-charge  attraction  area  which includes  "RipCord," a free-fall ride from a height of more  than
15  stories, a 36-hole themed miniature golf course and a Can-Am-
style go-kart track.  In addition, there are over 50 restaurants, fast  food outlets and refreshment stands, and a number  of  gift shops, novelty shops and game areas.

Cedar  Point also owns and operates three hotel facilities:   the
historic Hotel Breakers, which has 496 guest rooms in addition to dining  and lounge facilities, a private beach, lake swimming,  a conference/meeting  center and two outdoor pools;  the  lakefront
Sandcastle  Suites  Hotel, which features 187 suites,  a  private beach,  lake  swimming, a courtyard pool, tennis courts  and  the
Breakwater  Cafe,  a  contemporary  waterfront  restaurant;   and
beginning  in  1997, the Radisson Harbour Inn, a  237-room  full-
service hotel which will remain open throughout the year, located at  the  Causeway  entrance to the park, with  more  than  10,000 square feet of meeting space, banquet facilities and an adjoining
TGI Friday's restaurant.

Cedar Point also owns and operates the Cedar Point Marina, one of the largest full-service marinas on the Great Lakes, which provides dockage facilities for over 700 boats, and Camper
Village, which provides sites for approximately 225 recreational vehicles.

The  Partnership, through Cedar Point Bridge Company, its wholly-
owned  subsidiary,  owns and operates the  Cedar  Point  Causeway across  Sandusky Bay.  This causeway is a major access  route  to
Cedar  Point.   The  Partnership also owns  dormitory  facilities
located  near  the  park which house up to 2,500  of  the  park's approximately 3,800 seasonal employees.

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

Valleyfair   is   comprised  of  approximately   35   rides   and
attractions,  including  "Wild Thing," one  of  the  tallest  and fastest  roller  coasters in the world;  four  additional  roller coasters; a water park named "Whitewater Country" which  includes
"Hurricane  Falls," a large water slide raft  ride,  and  "Splash
Station,"  a  children's water park; "Thunder Canyon,"  a  white-
water raft ride; "The Wave," a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log
flume   ride;  a  500-seat  amphitheater;  a  kiddie  ride  area;
"Challenge Park," an extra-charge attraction area which  includes
"RipCord,"  a  free-fall  ride from a  height  of  more  than  15 stories,  a  Can-Am-style  go-kart track  and  a  36-hole  themed
miniature   golf   course;   "Berenstain   Bear   Country,"    an
indoor/outdoor  children's activity area; and "The Hydroblaster,"
a  40-foot  tall wet/dry slide, or "water coaster."  In addition, there  are over 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

DORNEY PARK

Dorney Park, which was first developed as a summer resort area in 1884, was acquired by the Partnership in 1992, and is located near Allentown in South Whitehall Township, Pennsylvania. Dorney
Park is one of the largest amusement parks in the Northeast and serves a total market area of approximately 35 million people.
The  park's  major markets include Philadelphia, New Jersey,  New
York  City,  Lancaster, Harrisburg, York, Scranton, Wilkes-Barre,
Hazleton and the Lehigh Valley.

Dorney  Park  features  over 50 rides and attractions,  including
"Steel Force," one of the tallest and fastest roller coasters  in the world, which is new in 1997; "Hercules," a world-class wooden roller  coaster;  two  additional roller coasters;  "White  Water
Landing,"  one of the world's tallest water flume rides featuring a  guest  splash  basin; "Thunder Canyon," a white-water  rafting ride; a train ride named the "Cedar Creek Cannonball"; "Wildwater
Kingdom,"  one  of the largest water parks in the  United  States featuring  twelve water slides, including the "Pepsi  Aquablast,"
the  longest elevated water slide in the world, a giant wave pool and  two  children's activity areas; "Thunder Creek Mountain,"  a water  flume ride; a giant ferris wheel; a kiddie area  featuring
"Chester   Cheetah's  Playland";  live  musical  shows  featuring
talented  college students; "Thrills Unlimited," an  extra-charge attraction  area which includes a go-kart track and  two  18-hole themed miniature golf courses; the "Red Garter Saloon," an 1890's style  restaurant  and saloon featuring live  shows;  "Berenstain
Bear  Country," a major children's activity area; and an  antique
Dentzel carousel carved in 1921.  In addition, there are over  30 restaurants,  fast  food outlets and refreshment  stands,  and  a number of gift shops, novelty shops and game areas.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park which opened in 1982, were acquired by the Partnership on July 28, 1995. Located in Kansas City, Missouri,
Worlds of Fun is one of the largest amusement parks in the Midwest and serves a total market area of approximately seven million people centered in Kansas City, but including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules
Verne's adventure book Around the World in Eighty Days.  The park offers  more  than  50 rides and attractions,  including  "Timber
Wolf," a world-class wooden roller coaster; two additional roller
coasters;  "Detonator,"  a  185-foot  tall  thrill  ride,   which
launches riders straight up the only twin-tower structure of  its kind  in  the world; "RipCord," an extra-charge attraction  which lifts  riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride;
"Fury  of  the  Nile," a white-water rafting ride;  a  4,000-seat outdoor  amphitheater;  live musical  shows;  and  new  in  1997,
"Berenstain  Bear  Country,"  a major  indoor/outdoor  children's
activity   area.   Oceans  of  Fun,  which  requires  a  separate
admission  fee,  features  a wide variety  of  water  attractions including  "The Typhoon", one of the world's longest  dual  water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle."  In addition, there are more than  25 restaurants,  fast  food outlets and refreshment  stands,  and  a number of gift shops, novelty shops and game areas.

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

COMPETITION

In general, the Partnership competes with all phases of the recreation industry within its primary market areas of Cleveland, Detroit, Minneapolis-St. Paul, Philadelphia and Kansas City,

including   several   other   amusement/theme   parks   in    the
Partnership's  market  areas.   The  Partnership's  business   is
subject to factors generally affecting the recreation and leisure market,  such  as  economic conditions, changes in  discretionary spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island in southern Ohio, and Sea
World of Ohio and Geauga Lake near Cleveland.

Camp Snoopy, an indoor amusement park at the Mall of America, is located approximately 15 miles from Valleyfair and is the park's only nearby direct competitor. Adventureland, a theme park in Des Moines, Iowa, is located approximately 250 miles from Valleyfair.

Dorney   Park  faces  the  greatest  competition   of   all   the
Partnership's  parks,  with Hershey Park in central  Pennsylvania and  Six Flags Great Adventure in the New Jersey / New York  area being the major competitors in its market area.

In Worlds of Fun's major markets, its primary amusement park competitors are Six Flags Over Mid-America in eastern Missouri and Silver Dollar City in southern Missouri.

The  principal competitive factors in the amusement park industry include  the  uniqueness and perceived quality of the  rides  and attractions  in a particular park, its proximity to  metropolitan areas, the atmosphere and cleanliness of the park and the quality
and  variety  of  the  food  and  entertainment  available.   The
Partnership   believes  that  its  amusement  parks   feature   a
sufficient   quality  and  variety  of  rides  and   attractions,
restaurants, gift shops and family atmosphere to make them highly competitive with other parks.

GOVERNMENT REGULATION

All  rides  are run and inspected daily by both the Partnership's maintenance and ride operations divisions before being  put  into
operation.   The  parks are also periodically  inspected  by  the
Partnership's  insurance carrier and, at Cedar Point  and  Dorney
Park, by state ride-safety inspectors.

EMPLOYEES

The   Partnership  has  approximately  600  full-time  employees.
During the operating season, Cedar Point, Valleyfair, Dorney Park and  Worlds  of  Fun have approximately 3,800, 1,200,  2,600  and
2,200  seasonal employees, respectively, most of whom are college
students.    Approximately  2,500  of  Cedar   Point's   seasonal
employees  and  210  of Valleyfair's seasonal employees  live  in dormitories owned by the Partnership.  The Partnership  maintains training  programs for all new employees, and believes  that  its relations with its employees are good.

ITEM 2.  PROPERTIES.

Cedar  Point is located on approximately 365 acres owned  by  the
Partnership on the Cedar Point peninsula in Sandusky, Ohio.   The
Partnership also owns approximately 80 acres of property  on  the mainland adjoining the approach to the Cedar Point Causeway.  Two seasonal  employee  housing complexes and a fast-food  restaurant operated  by  the Partnership, and the Radisson Harbour  Inn  and
adjoining   TGI  Friday's  restaurant  operated  by  a  99%-owned
affiliate, are located on this property.

The Partnership controls, through ownership or an easement, a six-
mile  public  highway and owns approximately 38 acres  of  vacant land  adjacent to this highway, which is a secondary access route
to  Cedar  Point  and serves about 250 private  residences.   The
roadway  is  maintained  by  the  Partnership  pursuant  to  deed provisions.  The Cedar Point Causeway, a four-lane roadway across
Sandusky Bay, is the principal access road to Cedar Point and  is owned  by  Cedar  Point  Bridge  Company,  a  subsidiary  of  the
Partnership.

At Valleyfair approximately 125 acres have been developed, and approximately 75 additional acres remain available for future expansion.

Dorney Park is situated on approximately 200 acres, including  41 acres  of  vacant  land that the Partnership  acquired  in  1992, primarily  for guest parking.  The Partnership plans to  continue to  develop the area located between the amusement park  and  the water  park,  previously used for guest parking,  by  adding  new rides,  attractions and retail facilities over the  next  several years.

At Worlds of Fun approximately 230 acres have been developed, and approximately 80 additional acres remain available for future expansion.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
         UNITHOLDER MATTERS.

Cedar  Fair,  L.P. Depositary Units representing limited  partner interests  are listed for trading on The New York Stock  Exchange under  the symbol "FUN" (CUSIP 150185 10 6).  As of February  14,
1997, there were approximately 10,000 registered holders of Cedar
Fair,   L.P.  Depositary  Units,  representing  limited   partner
interests.  The cash distributions declared and the high and  low prices of the Partnership's units are shown in the table below:

      1996          Distribution   High      Low
      1st Quarter       $.5750    39        36 1/4
      2nd Quarter        .5750    38 3/4    34
      3rd Quarter        .6250    38 1/4    32 1/4
      4th Quarter        .6250    37        34 3/8

      1995          Distribution   High      Low
      1st Quarter       $.5625    32 3/4    28 1/8
      2nd Quarter        .5625    32 1/8    29 1/2
      3rd Quarter        .5750    32 1/4    29 7/8
      4th Quarter        .5750    37 1/8    30 1/2

ITEM 6.  SELECTED FINANCIAL DATA.

                          For the years ended December 31,
                      1996   1995(1)  1994(2)  1993(3)  1992(4)
        (In thousands except amounts per unit and per capita)
    OPERATING DATA
    Net revenues    $250,523  $218,197  $198,358  $178,943  $152,961
    Operating         81,121    73,013    68,016    57,480    49,111
     income
    Net income        74,179    66,136    62,825    61,879    42,921
    Per limited
     partner unit (6)   3.18      2.90      2.79      2.75      1.96

    FINANCIAL POSITION
    Total assets     304,104  $274,717  $223,982  $218,359  $209,472
    Working capital
     (deficit)       (27,511)  (27,843)  (25,404)  (22,365)  (19,028)
    Long-term debt    87,600    80,000    71,400    86,800    89,700
    Partners'        169,994   151,476   115,054    99,967    81,333
     equity

    DISTIBUTIONS DECLARED
    Per limited
     partner unit      $2.40    $2.275    $2.125    $1.925    $1.725

    OTHER DATA
    Depreciation &
     amortization    $19,072   $16,742   $14,960   $14,473   $12,421
    Cash flow from
     operating
     activities       94,161    84,565    81,093    69,243    56,034
    Capital
     expenditures     30,239    28,520    19,237    23,813    15,934
    Combined           6,920     6,304     5,918     5,511     4,857
     attendance
    Combined guest
     per capita
     spending (7)     $31.75    $30.29    $30.04    $28.86    $27.98

                          For the years ended December 31,
                      1991     1990     1989     1988   1987(5)
               (In thousands except amounts per unit and per capita)
    OPERATING DATA
    Net revenues    $127,950  $121,962  $120,013  $103,157  $102,815
    Operating         42,394    40,324    39,616    30,132    30,114
     income
    Net income        35,975    33,173    31,623    22,593     1,452
    Per limited
     partner unit (6)   1.68      1.55      1.48      1.06      0.09

    FINANCIAL POSITION
    Total assets    $142,532  $141,668  $136,036  $135,395  $136,750
    Working capital
     (deficit)       (14,616)  (13,446)  (11,908)  (10,915)   (9,712)
    Long-term debt    65,900    69,900    71,100    77,900    79,600
    Partners'         55,132    51,755    47,439    41,039    41,532
     equity
    DISTRIBUTIONS DECLARED
    Per limited
     partner unit     $1.525     $1.35     $1.18     $1.08     $0.71

    OTHER DATA
    Depreciation &
     amortization    $10,314    $9,706    $9,168    $9,075    $8,780
    Cash flow from
     operating
     activities       46,275    43,703    41,000    32,596    20,812
    Capital
     expenditures     10,333    15,168     9,797     8,112     7,877
    Combined           4,088     4,130     4,310     3,907     4,123
     attendance
    Combined guest
     per capita
     spending (7)     $27.84    $26.64    $25.45    $23.80    $22.98

NOTE 1 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 2 - The 1994 operating results include nonrecurring gains of $2.1 million relating to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

NOTE 3 - The 1993 operating results include a nonrecurring credit for deferred taxes of $11.0 million, or $0.49 per unit.

NOTE 4 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 5 - The 1987 operating results include extraordinary and nonrecurring expenses of $13.9 million. or $0.86 per unit.

NOTE 6 - Net income per limited partner unit is computed based on the weighted average number of units outstanding.

NOTE 7 - Guest per capita spending includes all amusement park, causeway tolls and parking revenues for the amusement park operating season. Revenues from water parks, marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Net revenues for the year ended December 31, 1996 were $250.5 million, a 15% increase over the year ended December 31, 1995. This followed a 10% increase in 1995, when revenues rose to $218.2 million form $198.4 in 1994. Net revenues for 1996 reflect an increase of 10% in combined attendance (from 6.3 million to 6.9 million) and a 5% increase in combined guest per capita spending at our four parks. The 1996 results include Worlds of Fun/Oceans of Fun for the entire year, while last year the park's results were included only for the period following its acquisition on July 28, 1995.

In 1996, World of Fun's full year contribution accounted for most of the partnership's combined attendance increase, and Valleyfair achieved a record year, offsetting small decreases at the other parks. Nearly perfect weather throughout the operating season, together with the successful debut of it's new world-class coaster, Wild Thing, contributed to Valleyfair's record performance. In 1995, combined attendance increased 7% to 6.3 million, principally due to Worlds of Fun's contribution for the period following its acquisition. In 1994, Cedar Point achieved a record year through favorable weather and the very successful debut of the Raptor inverted roller coaster, and combined attendance increased 7% to 5.9 million from 5.5 million. Combined guest per capita spending increased 1% in 1995 and 4% in 1994.

Costs and expenses before depreciation and amortization in 1996 increased to $150.3 million from $128.4 million in 1995 and $115.4 in 1994, but increased only slightly as a percentage of revenues, due to World of Fun's lower profit margins. Included in costs and expenses are approximately $4.3 million of incentive fees earned by the managing general partner in 1996. This compares to $3.9 million and $3.4 million of incentive fees earned in 1995 and 1994, respectively.

Operating income in 1996 increased 11% to $81.1 million, following a 7% increase in 1995 and an 18% increase in 1994. The 1996 increase in operating income was the result of greater profits generated from our original three parks, together with Worlds of Fun's first full year profit contribution. In 1995, operating income increased as a result of increased per capita spending at our original three parks and a $2.1 million contribution from Worlds of Fun for the period after its acquisition. A record year at Cedar Point, along with Valleyfair rebounding strongly from 1993, generated the strong increase in operating income for 1994.

Net income for 1996 increased 12% to $74.2 million from $66.1 million in 1995 and $62.8 million in 1994. Net income for 1994 included nonrecurring gains of $2.1 million related to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

For 1997, the Partnership plans to invest $32 million in capital improvements, including a world-class roller coaster at Dorney Park and a 6.5-acre expansion of Cedar Point's Soak City water park. We are optimistic that these major attractions, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather and the economy, preclude us from anticipating significant long-term increases in attendance at our parks. Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks. This has enabled us to maintain a consistently high attendance level as well as steady increases in guest per capita spending and revenues from guest accommodations at Cedar Point, while carefully controlling operating and administrative expenses.

FINANCIAL CONDITION
The Partnership ended 1996 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.3 at December 31, 1996 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 1996, cash generated from operations totaled $94.2 million. The Partnership used $30.2 million for capital expenditures, $54.5 million for distributions to partners and $8.4 million for the reduction of debt. Distributions in 1997, at the current annual rate of $2.50 per unit, would total approximately $58 million, 6% higher than the distributions paid in 1996.

The Partnership has available through April 1999 a $95 million revolving credit facility, of which $33.1 million was borrowed and in use as of December 31, 1996, and an annual $15 million standby facility. The maximum level of borrowings during 1996 on revolving credit facilities was $98.7 million. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

Under the Revenue Act of 1987, the Partnership's tax status is scheduled to expire on December 31, 1997. In connection with the change in tax status, the Partnership expects to record a deferred tax asset and corresponding credit to income tax expense at the time of conversion currently estimated to be in excess of $50 million (see Note 2 to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To The Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 23, 1997.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit data)

For the years ended December 31,       1996      1995      1994
Net revenues:
 Admissions                          $135,838  $112,582  $100,532
 Food, merchandise and games           99,166    91,529    85,898
 Accommodations and other              15,519    14,086    11,928
                                      250,523   218,197   198,358
Cost and expenses:
 Cost of products sold                 25,022    22,880    21,113
 Operating expenses                    96,328    80,801    72,924
 Selling, general and
  administrative                       28,980    24,761    21,345
 Depreciation and amortization         19,072    16,742    14,960
                                      169,402   145,184   130,342
Operating income                       81,121    73,013    68,016
Insurance claim settlements              --         --      2,102
Interest expense, net                   6,942     6,877     7,293
Net income                            $74,179   $66,136   $62,825
Net income allocated to general
 partners                                 742       661       628
Net income allocated to limited
 partners                             $73,437   $65,475   $62,197
Weighted average limited
 partner units and equivalents         23,058    22,607    22,267
 outstanding
Net income per limited partner
 unit                                   $3.18     $2.90     $2.79

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands)
December 31,                                1996      1995
Assets
Current Assets:
 Cash                                    $  1,279   $    111
 Receivables                                2,984      2,468
 Inventories                                4,446      4,387
 Prepaids                                   3,021      2,839
  Total current assets                     11,730      9,805
Land, Buildings and Equipment:
 Land                                      29,056     27,999
 Land improvements                         39,711     36,617
 Buildings                                105,545     88,910
 Rides and equipment                      231,457    205,364
 Construction in progress                   6,454      8,047
                                          412,223    366,937
 Less accumulated depreciation           (130,585)  (113,097)
                                          281,638    253,840
Intangibles, net of amortization           10,736     11,072
                                         $304,104   $274,717
Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable                        $  5,251   $  6,409
 Distribution payable to partners          14,495     13,335
 Accrued interest                           1,555      1,685
 Accrued taxes                              3,604      2,889
 Accrued salaries, wages and benefits       5,539      4,601
 Self-insurance reserves                    6,635      6,402
 Other accrued liabilities                  2,162      2,327
  Total current liabilities                39,241     37,648

Other Liabilities                           7,269      5,593
Long-Term Debt:
 Revolving credit loans                    33,100     30,000
 Term debt                                 54,500     50,000
                                           87,600     80,000

Partners' Equity:
 Special L.P. interests                     5,290      5,290
 General partners                             717        531
 Limited partners, 22,960,208 units
  outstanding                             163,987    145,655
                                          169,994    151,476
                                         $304,104   $274,717

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
For the years ended December 31,                 1996     1995     1994
Cash Flows From (For) Operating Activities
Net income                                     $74,179  $66,136  $62,825
Adjustments to reconcile net income to net
cash from operating activities
 Depreciation and amortization                  19,072   16,742   14,960
 Change in assets and liabilities, net of
 effects from acquisitions:
  Decrease in inventories                           22      670       86
  Decrease (increase) in current and other
   assets                                         (422)     267  (1,311)
  Increase (decrease) in accounts payable       (1,541)  (2,188)    695
  Increase in self-insurance reserves              233      315   1,903
  Increase in other current liabilities            942      956     349
  Increase in other liabilities                  1,676    1,667   1,586
  Net cash from operating activities            94,161   84,565  81,093

Cash Flows From (For) Investing Activities
Capital expenditures                           (30,239) (28,520) (19,237)
Acquisition of JHW Limited Partnership:
 Land, buildings and equipment acquired        (16,295)    --       --
 Negative working capital assumed, net of cash
  acquired                                         442     --       --
Acquisition of Worlds of Fun/Oceans of Fun:
 Land, buildings, rides and equipment acquired
                                                   --   (37,350)    --
 Negative working capital assumed, net of cash
  acquired                                         --     1,481     --
  Net cash (for) investing activities          (46,092) (64,389) (19,237)

Cash Flows From (For) Financing Activities
Net payments on revolving credit loans          (8,375)  (5,303) (15,400)
Distributions paid to partners                 (54,501) (51,245) (46,334)
Acquisition of JHW Limited Partnership:
 Borrowings on revolving credit loans           11,475     --       --
 Long-term debt of JHW Limited Partnership       4,500     --       --
Acquisition of Worlds of Fun/Oceans of Fun:
 Borrowings on revolving credit loans for
  refinancing of assumed long-term debt            --    13,903     --
 Issuance of limited partnership units             --    22,230     --
  Net cash (for) financing activities          (46,901) (20,415) (61,734)
Cash:
 Net increase (decrease) for the period          1,168     (239)     122
 Balance, beginning of period                      111      350      228
 Balance, end of period                         $1,279     $111     $350
Supplemental Information:
 Cash payments for interest expense             $7,072   $6,787   $7,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
                                 Special    General    Limited     Total
                                   L.P.    Partners'  Partners'  Partners'
                                Interests   Equity     Equity     Equity
Balance at December 31, 1993     $5,290    $238      $94,439    $99,967
 Allocation of net income           --      628       62,197     62,825
 Partnership distributions
  declared ($2.125 per limited
  partner unit)                     --     (477)     (47,261)   (47,738)

Balance at December 31, 1994     $5,290    $389     $109,375   $115,054
 Issuance of 720,000 limited
  partnership units, for
  acquisition of Worlds of
  Fun/Oceans of Fun                 --      --        22,230     22,230
 Allocation of net income           --      661       65,475     66,136
 Partnership distributions
  declared ($2.275 per limited
  partner unit)                     --     (519)     (51,425)   (51,944)

Balance at December 31, 1995     $5,290     531      145,655    151,476
 Allocation of net income           --      742       73,437     74,179
 Partnership distributions
  declared ($2.40 per limited
  partner unit)                     --     (556)     (55,105)   (55,661)

Balance at December 31, 1996     $5,290    $717     $163,987   $169,994

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

On July 28, 1995, the Partnership issued 720,000 limited partnership units in connection with the acquisition of Worlds of Fun/Oceans of Fun, as discussed in Note 7. These units have not been registered with the Securities and Exchange Commission, and are subject to certain trading restrictions through July 1998. Net income per limited partner unit has been computed based on the weighted average units and equivalents outstanding.

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

For the services it provides, the Managing General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The
Managing General Partner earned $4,926,000, $4,430,000 and
$3,874,000 of such fees in 1996, 1995 and 1994,
respectively. The Special General Partner receives a fixed annual amount of $800,000 for its services, which includes its share of cash distributions.

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

(2) Summary Of Significant Accounting Policies:

The following policies are used by the Partnership in its preparation of the accompanying consolidated financial statements.

Principles Of Consolidation - The consolidated financial statements include the accounts of the Partnership, its wholly-owned corporate subsidiaries, and a 99%-owned partnership. All significant intercompany transactions and balances are eliminated in consolidation.

Estimates- The preparation of financialmstatements in conformity with generally accepted accounting p inciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financialmstatements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Inventories - All inventories are valued at the lower of first-in, first-out cost or market. The Partnership's inventories p imarily represent purchased products, such as merchandise and food, for sale to its customers.

Depreciation - The Partnership's policy is to provide depreciation on a straight-line basis over the estimated useful lives of its assets. The composite method is used for the group of assets acquired as a whole from CPI in 1983, for the Dorney Park & Wildwater Kingdom assets acquired in 1992, for the Worlds of Fun/Oceans of Fun assets acquired in 1995 and for the JHW Limited
Partnership assets acquired at the end of 1996. The unit method is used for all individual assets subsequently purchased.

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

The weighted average useful lives combining both methods are approximately:

         Land i provements          23 Years
         Buildings                  29 Years
         Rides                      17 Years
         Equipment                  10 Years

Goodwill is amortized over a 40-year period.

Segment Reporting - The Partnership is in the single business of operating a usement parks with accompanying resort facilities.

Income Taxes - The accompanying statements of operations do not include a provision for current federal or state income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financialmreporting income, nor the distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership ust perform annually for its partners.
The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law in August 1993. Among other provisions, the Act allows taxpayers who acquire an interest in an intangible asset to deduct its amortization over a 15-year period beginning the month in which the intangible asset is acquired. This provision extends to the acquisition of partnership interests, to the extent that taxpayers obtain an increased basis for the intangible assets of the Partnership. The effect of the Act on taxpayers acquiring Cedar Fair, L.P. units at market prices is to provide amortization deductions which offset a substantialmportion of the taxable income otherwise allocable by the Partnership to these units.
The amortization deductions will be recaptured and taxed as ordinary income upon sale of the Partnership units.
These rules generally were effective for purchases of Partnership units after August 10, 1993, but transitional relief in the Act permitted partners to elect to apply the new rules to all units acquired after July 25, 1991.

The Revenue Act of 1987 provides that a "publicly traded partnership," such as Cedar Fair, L.P., will be treated as a corporation for federal income tax purposes beginning
January 1, 1998, including the payment of corporate income taxes. The partners' remaining unamortized basis in the Partnership's tangible and intangible assets may be transferred to a taxable successor entity. This aggregate tax basis would then be amortizable for tax purposes by the new entity to substantially reduce its future taxable income.

The amount of the tax basis available to a successor entity will depend on the price and volume of trading in the Partnership's units through the date of its conversion to taxable status, the form of the conversion and the resulting entity structure. The Partnership expects to record a deferred tax asset and a corresponding credit to income tax expense at the time of conversion for the step-up in the tax basis of the Partnership assets. Based on the price and volume of trading of the Partnership's units through December 31, 1996, the deferred tax asset as of that date is estimated to be in excess of $50 million.
However, the ultimate determination of the deferred tax asset will be based on the actual te porary differences existing at the date of the conversion, which is planned to occur in the fourth quarter of 1997.

The 1987 legislation also provides that net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

(3) Long-Term Debt:

At December 31, 1996 and 1995, long-term debt consisted of the following:

       [CAPTION]                  1996        1995
                                   (In thousands)
       [S]                       [C]         [C]
       Revolving credit loans    $ 33,100    $ 30,000
       Term debt                   54,500      50,000
                                 $ 87,600    $ 80,000


Revolving Credit Loans - The Partnership is party to a revolving credit agreement with three banks under which it has available a $95 million credit facility through April
30, 1999. Borrowings under this credit facility were $33.1 million as of December 31, 1996. The maximum outstanding balance during 1996 on revolving credit facilities, including a $15 million standby credit line, was $98.7 million.

Borrowings under this agreement bear interest at the banks' prime lending rate, with favorable LIBOR and other rate options. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt - In August 1994, the Partnership refinanced its
$50 million in senior notes, reducing the interest rate to 8.43%. In connection with this refinancing, the Partnership incurred a $0.7 million prepayment penalty which is included in 1994 interest expense. The
Partnership is required to make annualmrepayments of $10 million in August 2002 through August 2006 and may make prepayments with defined premiums. The fair value of the aggregate future repayments on these senior notes at December 31, 1996, as required by S atement of Financial
Accounting S andards No. 107, would be approximately $56.0 million, applying a discount rate of 6.7%.

The Partnership's consolidated balance sheet at December
31, 1996, also reflects a $4.5 million term note, as a result of the acquisition of JHW Limited Partnership (see
Note 7). The term note, bearing interest at the bank's prime lending rate, with LIBOR and other rate options, is payable by JHW Limited Partnership in full on or before December 31, 2004.

Covenants - Under the terms of the credit agreements, the Partnership, among other restrictions, is required to maintain a specified level of net angible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth limits.

(4) Special L.P. Interests:

In accordance with the Partnership Agreement, the original limited partners were allocated $5.3 million of 1987 and 1988 axable income (without any related cash distributions) for which they received Special L.P.
Interests. The Special L.P. Interests do not participate in cash distributions and have no voting rights. However, the holders of Special L.P. Interests will receive in the aggregate $5.3 million upon liquidation of the Partnership.

(5) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its e ploy es. Contributions are discretionary and were $1,361,000 in 1996, $1,140,000 in 1995 and $1,120,000 in 1994.

The Partnership also has an E ploy es' Savings and Investment Plan under which nonunion e ploy es can contribute specified percentages of their salary, matched up to a limit by the Partnership. Contributions by the Partnership to this plan approximated $430,000 in 1996, $352,000 in 1995 and $359,000 in 1994.

In addition, approximately 125 e ploy es are covered by union-sponsored, multi-e ploy r pension plans for which approximately $338,000, $298,000 and $294,000 were contributed for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership believes that, as of December 31, 1996, it would have no withdrawal liability as defined by the Multi-e ploy r Pension Plan
Amendments Act of 1980.

In 1992, the Partnership amended its policy for payment of fees earned by the Managing General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors. Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $2,196,000 in 1996, $1,783,000 in
1995 and $1,236,000 in 1994, including the value of 52,116, 36,831 and 27,991 limited partnership units issuable in future years, which are included in the calculation of weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Acquisition:

At the close of business on December 31, 1996, the Partnership acquired substantially all of the equity of JHW Limited Partnership, which owns a 237-room Radisson hotel and a large free-standing, full-service restaurant near Cedar Point in Sandusky, Ohio. The purchase price of approximately $16 million, including $4.5 million of long-term debt, has been allocated to the assets of JHW based on their relative fair values at the acquisition date.
The results of JHW's operations will be included in the Partnership's consolidated financial statements beginning in 1997.

At the close of business on July 28, 1995, the Partnership acquired substantially all of the assets of Worlds of Fun and Oceans of Fun, located in Kansas City, Missouri, in a transaction valued at $40.0 million. Worlds of Fun is a traditional, family-oriented amusement park and Oceans of Fun is one of the largest water parks in the Midwest.

The purchase price consisted of the assumption of approximately $17 million of liabilities and the issuance of 720,000 unregistered limited partnership units
(recorded at the July 28 NYSE closing price of $30.875, or $22.2 million in the aggregate). The Partnership subsequently repaid $13.9 million of long-term debt assumed with revolving credit borrowings at lowererates.

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

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar  Fair Management Company, an Ohio corporation  owned
by the Partnership's executive management consisting of 19
individuals,  is  the  Managing  General  Partner  of  the
Partnership and has full responsibility for the management
of  the  Partnership.   CF Partners,  a  Delaware  general
partnership,  is  the  Special  General  Partner  of   the
Partnership.   Collectively, the Managing General  Partner
and  the  Special General Partner are called  the  General
Partners.  For additional information, including the  fees
paid  to the General Partners for services rendered during
1996,  attention is directed to Note 1 to the consolidated
financial  statements on page 11 in the Registrant's  1996
Annual Report to Unitholders, which note is incorporated herein by this reference.

Directors:

        Name            Age    Position with Managing General
                                        Partner

   Richard L. Kinzel     56    President, Chief Executive
                                Officer, Director since 1986
   Lee A. Derrough*      52    Director since 1995
   Mary Ann Jorgenson*   56    Director since 1988
   Donald H. Messinger*  53    Director since 1993
   James L. Miears       61    Executive  Vice President  and
                                General  Manager-Cedar  Point,
                                Director since 1993
   Thomas A. Tracy*      65    Director since 1993

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

Each director of the Managing General Partner is elected for a one-year term.

Executive Officers:

      Name           Age      Position with Managing General Partner

  Richard L. Kinzel   56     President and Chief Executive Officer
                              since 1986
  John R. Albino      50     Vice President-General Manager-Dorney
                              Park since 1995
  Richard J.          57     Corporate Vice President-General
    Collingwood               Services since 1992
  Jacob T. Falfas     45     Vice President-Park Operations-Cedar
                              Point since 1993
  Mark W. Freyberg    43     Vice President-Park Operations-
                              Valleyfair since 1996
  Joseph E. Greene    54     Vice President-Maintenance-Dorney Park
                              since 1996
  H. John             47     Vice President-Marketing-Cedar Point
    Hildebrandt               since 1993
  Bruce A. Jackson    45     Corporate Vice President-Finance and
                              Chief Financial Officer since 1992
  Lee C. Jewett       62     Corporate Vice President-Planning &
                              Design since 1990
  Daniel R. Keller    47     Vice President-General Manager-Worlds of
                              Fun since 1995
  James L. Miears     61     Executive Vice President-General Manager-
                              Cedar Point since 1993
  Charles M. Paul     43     Corporate Controller since 1996
  Thomas W. Salamone  52     Treasurer since 1982
  Alan L. Schwartz    47     Vice President-Finance-Valleyfair
                              since 1978
  Linnea              51     Vice President-Marketing-Valleyfair
    Stromberg-Wise            since 1995
  Joseph L. von       64     Corporate Vice President-Accommodations
    der Weis                  since 1996
  Walter R. Wittmer   56     Vice President-General Manager-
                              Valleyfair since 1988

BUSINESS EXPERIENCE.

Directors:

Richard  L.  Kinzel  has  served as  president  and  chief
executive  officer  since  1986.   Mr.  Kinzel  has   been
employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Lee A. Derrough is President and Chief Executive Officer of Hunt Midwest Enterprises, Inc., and has been associated with the Hunt companies since 1967. Mr. Derrough was elected as a director in 1995 pursuant to the Contribution
Agreement dated July 28, 1995, which entitles Hunt Midwest
Enterprises, Inc. to appoint a representative on the Board of Directors so ong as it owns more than 690,000 units of Cedar Fair, L.P. Mr. Derrough is also a past president of the International Association of Amusement Parks and
Attractions.

Mary Ann Jorgenson is a partner in the law firm of Squire,
Sanders   &  Dempsey  L.L.P.,  the  Partnership's  General
Counsel, and has been associated with the firm since 1975.
Mrs.  Jorgenson is also co-trustee of a Trust which  is  a
general  partner in CF Partners, the Partnership's Special
General Partner.  She is also a director of S 2 Golf  Inc.
(manufacturer and distributor of golf clubs and bags)  and
is   a   director  and  Secretary  of  Essef   Corporation
(manufacturer of plastic pressure vessels for the water treatment and systems industry; spa and pool equipment;
and containers for hazardous waste transportation).

Donald H. Messinger is a partner in the law firm of Thompson Hine & Flory LLP and has been associated with the firm since 1968.

James L. Miears has served as Executive Vice President and
General Manager of Cedar Point since 1993. In 1992, he was Senior Vice President-Merchandise at Cedar Point and prior to 1992 he served as Vice President-Merchandise of Cedar Point.

Thomas A. Tracy is a business consultant and was a partner in the public accounting firm of Arthur Andersen LLP from 1966 until his retirement in 1989.

Executive Officers:

Richard L. Kinzel.  See "Directors" above.

John  R.  Albino  has  served  as  Vice  President-General
Manager  of  Dorney Park & Wildwater Kingdom  since  1995.
From  1993  to  1995,  he  served as  Vice  President-Food
Operations of Cedar Point, and prior to that was Director-
Food Operations for more than five years.

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

Mark   W.  Freyberg  has  served  as  Vice  President-Park
Operations of Valleyfair since 1996. Prior to 1996, he served as Director-Park Operations of Valleyfair for more than five years.

Joseph E. Greene has served as Vice President-Maintenance of Dorney Park since 1996. From 1993 to 1996, he served as Director-Construction & Maintenance of Dorney Park, and prior to that was Manager-Construction & Maintenance of Cedar Point.

H. John Hildebrandt has served as Vice President-Marketing of Cedar Point since 1993. Prior to 1993, he served as Director-Marketing of Cedar Point for more than five years.

Bruce  A.  Jackson has served as Corporate Vice President-
Finance and Chief Financial Officer since 1992.  From 1988
to  1992,  he served as Vice President-Finance  and  Chief
Financial  Officer.   Mr. Jackson is  a  certified  public
accountant.

Lee  C.  Jewett  has served as Corporate  Vice  President-
Planning & Design since 1990.

Daniel  R.  Keller  has  served as Vice  President-General
Manager of Worlds of Fun / Oceans of Fun since 1995.  From
1993   to  1995,  he  served  as  Senior  Vice  President-
Operations  of  Cedar Point, and prior to  that  was  Vice
President-Operations of Cedar Point for more than five years.

James L. Miears.  See "Directors" above.

Charles  M. Paul has served as Corporate Controller  since
1996, and prior to that was Controller of Cedar Point for more than five years. Mr. Paul is a certified public accountant.

Thomas W. Salamone has served as Treasurer since 1982.

Alan  L. Schwartz has served as Vice President-Finance  of
Valleyfair since 1978. Mr. Schwartz is a certified public accountant.

Linnea   Stromberg-Wise  has  served  as  Vice  President-
Marketing of Valleyfair since 1995. Prior to 1995, she served as Director-Marketing of Valleyfair for more than five years.

Joseph  L.  von  der  Weis has served  as  Corporate  Vice
President-Accommodations since 1996. From 1978 to 1996, he served as Vice President-Accommodations of Cedar Point.

Walter  R.  Wittmer  has served as Vice  President-General
Manager of Valleyfair since 1988.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section  16(a)  of  the Securities Exchange  Act  of  1934
requires  the  Registrant's directors, executive  officers
and   persons  who  own  more  than  ten  percent  of  its
Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange
Commission and the New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file.
The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

                SUMMARY COMPENSATION TABLE

                                                  Long
                                                  Term
                                                 Compens
                                    Annual        ation
                                 Compensation
           (a)           (b)      (c)      (d)      (f)     (i)
                                                 Restric    All
                                                   ted     Other
       Name and                 Salary    Bonus    Unit    Compens
       Principal                                 Awards    ation
       Position          Year     ($)      ($)      ($)     ($)

   Richard L. Kinzel,    1996   207,692  516,532  349,627   81,960
    President and Cheif  1995   199,615  497,842  206,281  201,630
    Executive Officer    1994   189,385  469,298  179,735  200,698

   James L. Miears,      1996   155,770  281,745  202,615   42,460
    Executive Vice       1995   149,422  271,551  129,425  105,030
    President and        1994   134,423  242,508   97,160   99,698
    General Manager-
    Cedar Point

   Walter R. Wittmer,    1996   140,769  254,653  172,379   94,060
    Vice President and   1995   134,423  244,396  100,483   99,810
    General Manager-     1994   119,615  215,563   68,586   52,698
    Valleyfair

   Daniel R. Keller,     1996   139,809  252,848   98,936   15,260
    Vice President and   1995   128,654  244,396   55,483   15,130
    General Manager-     1994   119,808  215,563   33,586   15,698
    Worlds of Fun

   Bruce A. Jackson,     1996   130,770  236,593  108,355   25,660
    Corporate Vice       1995   124,808  226,293   97,854   28,830
    President-Finance    1994   119,826  215,563   69,586   17,298
    and Chief Financial
    Officer

                   Notes To Summary Compensation Table:
Column (f)  Restricted   Unit   Awards.   The aggregate  number   of
            restricted   Cedar   Fair,   L.P.   depositary    units,
            representing  limited  partner  interests,  awarded   to
            Messrs.  Kinzel, Miears, Wittmer, Keller and Jackson  as
            of  December 31, 1996, together with their market  value
            at  yearend,  were 25,734 ($948,941), 14,599 ($538,338),
            11,687   ($430,958),   6,690   ($246,694)   and    9,927
            ($366,058),  respectively.   These  units  will   accrue
            additional   units  on  the  date  of   each   quarterly
            distribution paid by the Registrant, calculated  at  the
            NYSE closing price on that date.

Column (i)  All Other Compensation.  Comprises amounts accrued under the following plans:

            1.  Profit Sharing Retirement Plan -  With  respect to
                1996, $10,510 was credited to the accounts of each
                of the named executive officers.
            2.  Employees'  Savings and Investment  Plan  -  With
                respect  to 1996,  $4,750  was  credited  to  the
                accounts of each of the named executive officers.
            3.  Supplemental Retirement Benefits - With  respect
                to  1996,  the  amounts credited to  the  accounts  of
                Messrs.  Kinzel, Miears, Wittmer, Keller  and  Jackson
                were   $66,700,  $27,200,  $78,800,  $0  and  $10,400,
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

In  addition, seven executive officers of the Partnership,
including  each  of  the  named  executive  officers,  are
entitled   to  severance  payments  and  continuation   of
existing   insurance  benefits  if  their  employment   is
terminated within 24 months a ter any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

Restricted Unit Awards.

Restricted  unit  awards  represent  the  named  executive
officer's  right to receive newly issued Cedar Fair,  L.P.
units at specified future dates if the individual is still
employed  by  the Partnership at that time.   The  dollars
allocated  to each officer are converted to  a  number  of
deferred Partnership units based on the NYSE closing price
on  the  first  Monday in December of  the  year  granted.
These   units,   together  with  quarterly   distributions
thereon, vest in years three through five a ter the date of grant.

In the event of death, total disability, retirement at age
62 or over, removal of the Managing General Partner, or a "change-in-control" of the Partnership (as defined), all accrued units or a participant will become fully vested and will be issued at the time of such event. Failure to remain an employee of the Partnership on any vesting date for any other reason will result in the forfeiture of all unissued deferred units of a participant.

Supplemental Retirement Benefits.

Supplemental  retirement  benefits  represent  the   named
executive  officer's right to receive  benefits  from  the
Partnership  upon retirement at age 62  or  over,  with  a
minimum  of  20  years'  service to the  Partnership,  its
predecessors  and/or  successors.  Amounts  are  allocated
among   the   executive  officers  as  approved   by   the
Compensation  Committee of the Board, based  on  a  target
annual retirement benefit (including amounts projected  to
be   available  from  the  Partnership's  profit   sharing
retirement plan) of 57.5% of average base salary projected
for  the three years prior to retirement at age 65.   Each
officer's  account accrues interest at the prime  rate  as
established  from  time to time by the Partnership's  lead
bank,  beginning  on  December 1 of  the  year  of  grant.
Executive  officers leaving the employ of the  Partnership
prior  to  reaching age 62 or with less than 20  years  of
service  will forfeit their entire balance.  In the  event
of  death, total disability, retirement at age 62 or  over
with  at  least  20  years' service,  or  removal  of  the
Managing   General   Partner   (unless   resulting    from
reorganization  of the Partnership into  corporate  form),
all  amounts  accrued  will become immediately  and  fully
vested  and  payable to the executive  officers.   In  the
event  of a "change-in-control" (as defined), all  amounts
accrued will become fully vested and will be  unded  in  a
trust, for the benefit of the executive officers when they
reach  age  62, die, or become totally disabled, whichever
occurs  first.   At each executive officer's  option,  the
accrued balance may be distributed in a lump sum or  in  a
number  of future payments over a period not to exceed  10
years.


ITEM 12.  SECURITY OWNERSHIP

      Length ofCIAL OWNERS
          AND MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

According to information obtained by the Partnership  from
Schedule  13G  filings  with the Securities  and  Exchange
Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 14, 1997.

B.  Security Ownership of Management.

The  following  table sets  orth the number of  Depositary
Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 14, 1997.

                         Amount and Nature of Beneficial Ownership
                       Benefi
                        cial     Investment          Voting      Percent
 Name of Beneficial    Owner        Power             Power        of
        Owner           ship     Sole   Shared    Sole   Shared   Units

Richard L. Kinzel (1) 306,894  113,484  193,410  113,484  193,410  1.3
Lee A. Derrough         1,000    1,000    -0-      1,000    -0-     *
Mary Ann Jorgenson(2) 382,388      200  382,188      200  382,188  1.7
Donald H. Messinger       236      236    -0-        236    -0-     *
James L. Miears (1)   222,707   25,159  197,548   25,159  197,548  1.0
Thomas A. Tracy         2,647    1,857      790    1,857      790   *
Walter R. Wittmer (3)  15,666   15,516      150   15,516      150   *
Daniel R. Keller (1)  217,165   25,655  191,510   25,655  191,510  1.0
Bruce A. Jackson       27,409   26,409    1,000   26,409    1,000   *
All Directors and
 officers as a group  930,643  328,114  602,529  328,114  602,529  4.1
 (21 individuals)

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

(2) Includes 381,988 units held by certain trusts of which Mrs. Jorgenson and another partner of Squire, Sanders & Dempsey L.L.P. are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

(3) Includes 150 units held by Mr. Wittmer's son, as to which Mr. Wittmer disclaims beneficial ownership.

ITEM 13.       LenRELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Notes 1 and 4 to the consolidated
financial   statements  on  pages  11  and   13   in   the
Registrant's 1996 Annual Report to Unitholders, which are incorporated herein by this reference.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

A. 1.  Financial Statements

With  respect to the consolidated financial statements  of
the  Registrant set  orth below, attention is directed  to
pages  7-14  in  the Registrant's 1996  Annual  Report  to
Unitholders,  which  are  incorporated  herein   by   this
reference.

(i)   Consolidated Balance Sheets - December 31, 1996 and
       1995.
(ii)  Consolidated Statements of Operations - Years ended
       December 31, 1996, 1995 and 1994.
(iii) Consolidated Statements of Partners' Equity - Years ended December 31, 1996, 1995 and 1994.
(iv)  Consolidated Statements of Cash Flows - Years ended
       December 31, 1996, 1995 and 1994.
(v)   Notes to Consolidated Financial Statements -
       December 31, 1996, 1995 and 1994.
(vi)  Report of Independent Public Accountants.

A. 2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3.  Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are submitted in a separate section of this report immediately following the Signatures page.

Exhibit
Number                          Description

3.1* Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).
3.2 Form of Admission and Substitution Agreement. Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K or the year ended December 31, 1988.
3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of
        December  31,  1992.  Incorporated herein by  reference  to
        Exhibit 3.3 to Registrant's Annual Report on Form 10-K or the year ended December 31, 1992.
4*      Form of Deposit Agreement.
10.1* Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.3* Letter amending Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.4 Private Shelf Agreement with Prudential Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43%
        Senior Note Due August 24, 2006. Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q or the quarter ended October 2, 1994.
10.5 Contribution Agreement by and among Dorney Park Coaster Company, Wildwater Kingdom, Inc. and the Registrant, dated July 21, 1992. Incorporated herein by reference to Registrant's Form 8-K filed August 4, 1992.
10.9 Credit Agreement dated as of October 6, 1994 between Cedar Fair, L.P. and Society National Bank, NBD Bank, N.A. and National City Bank. Incorporated herein by reference to
        Exhibit 10 to Registrant's Form 10-Q  or the quarter  ended
        October 2, 1994.
10.15   Bonus  and  Incentive Compensation Policy  or  Officers  of
        Cedar Fair Management Company dated as of November 2, 1992. Incorporated herein by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K or the year ended December 31, 1992.
10.16 Contribution Agreement by and among Hunt Midwest Entertainment, Inc. and the Registrant, dated July 28,
        1995. Incorporated herein by reference to Registrant's Form 8-K filed August 11, 1995.
10.17 Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit
        10.17 to Registrant's Annual Report on Form 10-K or the year ended December 31, 1995.
13      1996 Annual Report to Unitholders.
21*     Subsidiaries of Cedar Fair, L.P.
27      Financial Data Schedule

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

DATED:    March 19, 1997


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

          Signature                Title                 Date

   /S/  Richard L. Kinzel    President and Chief    March 19, 1997
        Richard L. Kinzel     Executive Officer,
                              Director

   /S/  Bruce A. Jackson     Corporate Vice         March 19, 1997
        Bruce A. Jackson      President-Finance
                             (Chief Financial Officer)

   /S/  Charles M. Paul      Corporate Controller   March 19, 1997
        Charles M. Paul       (Chief Accounting
                               Officer)

   /S/  Lee A. Derrough      Director               March 19, 1997
        Lee A. Derrough

   /S/  Mary Ann Jorgenson   Director               March 19, 1997
        Mary Ann Jorgenson

   /S/  Donald H. Messinger  Director               March 19, 1997
        Donald H. Messinger

   /S/  James L. Miears      Executive Vice         March 19, 1997
        James L. Miears       President, Director

   /S/  Thomas A. Tracy      Director               March 19, 1997
        Thomas A. Tracy

                ANNUAL REPORT ON FORM 10-K
                     CEDAR FAIR, L.P.
           For the Year Ended December 31, 1995

                       EXHIBIT INDEX

        Exhibit                                                    Page
3.1     Form of Third Amended and Restated Certificate and
        Agreement of Limited Partnership of Cedar Fair, L.P.         *
3.2     Form of Admission and Substitution Agreement.                *
3.3     Amendment No. 2 to Third Amended and Restated Agreement of
        Limited Partnership of Cedar Fair, L.P., dated as of         *
        December 31, 1992.
4       Form of Deposit Agreement.                                   *
10.1    Registration Agreement between Cedar Fair, L.P. and          *
        certain limited partners thereof.
10.3    Letter amending Registration Agreement between Cedar Fair,
        L.P. and certain limited partners thereof.                   *
10.4    Cedar Fair, L.P. $50,000,000, 8.43% Senior Notes Due
        August 24, 2006 Note Agreement with PruCapital, Inc. dated   *
        August 24, 1994.
10.5    Contribution Agreement by and among Dorney Park Coaster
        Company, Wildwater Kingdom, Inc. and the Registrant, dated   *
        July 21, 1992.
10.9    Credit Agreement dated as of October 6, 1994 between Cedar
        Fair, L.P. and Society National Bank, NBD Bank, N.A. and
        National City Bank                                           *
10.15   Bonus and Incentive Compensation Policy for Officers of
        Cedar Fair Management Company dated as of November 2,        *
        1992.
10.16   Contribution Agreement by and among Hunt Midwest
        Entertainment, Inc. and the Registrant, dated July 28,       *
        1995.
10.17   Cedar Fair, L.P. Executive Severance Plan dated as of July   *
        26, 1995.
21      Subsidiaries of Cedar Fair, L.P.                             *
27      Financial Data Schedule                                     42

  *     Incorporated herein by reference; see Item 14(A) (3).