Form 10-Q
period 1997-03-30
CEDAR FAIR L P
filed 1997-05-14
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



          (Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 30, 1997

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

                  Commission file number 1-9444


                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

          Delaware                               34-1560655
(State or other jurisdiction of                (I.R.S Employer
 incorporation or organization)               Identification No.)

            P.O. Box 5006, Sandusky, Ohio  44871-5006
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
          Yes     X      No            .

         Title of Class                     Units Outstanding As Of
        Depositary Units                         May 12, 1997
 (Representing Limited Partner                    22,960,208
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

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                 3/30/97       12/31/96
                  ASSETS
Current Assets:
Cash                                                $  610         $1,279
Receivables                                          1,266          2,984
Inventories                                          9,247          4,446
Prepaids                                             4,288          3,021
                                                    15,411         11,730
Land, Buildings and Equipment:
Land                                                29,056         29,056
Land improvements                                   39,882         39,711
Buildings                                          104,981        105,545
Rides and equipment                                230,855        231,457
Construction in progress                            16,404          6,454
                                                   421,178        412,223
Less accumulated depreciation                     (129,641)      (130,585)
                                                   291,537        281,638

Intangibles, net of amortization                    10,642         10,736
                                                  $317,590       $304,104
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                                   $15,470         $5,251
Distribution payable to partners                    14,495         14,495
Accrued interest                                       848          1,555
Accrued taxes                                        3,578          3,604
Accrued salaries, wages and benefits                 2,696          5,539
Self-insurance reserves                              6,596          6,635
Other accrued liabilities                            2,447          2,162
                                                    46,130         39,241

Other Liabilities                                    7,519          7,269
Long-Term Debt:
Revolving credit loans                              70,900         33,100
Term debt                                           54,500         54,500
                                                   125,400         87,600
Partners' Equity:
Special L.P. interests                               5,290          5,290
General partners                                       402            717
Limited partners, 22,960,208 units                 132,849        163,987
 outstanding
                                                   138,541        169,994
                                                  $317,590       $304,104

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                    Three months ended        Twelve months ended
                                   3/30/97      3/31/96      3/30/97       3/31/96
Net revenues                   $  1,418     $    348    $251,593     $218,163
Costs and expenses:
Cost of products sold               280          106      25,196       22,844
Operating expenses               13,046       11,190      98,184       83,109
Selling, general and              2,885        2,803      29,062       25,580
administrative
Depreciation and amortization       263           99      19,236       16,745
                                 16,474       14,198     171,678      148,278

Operating income (loss)         (15,056)     (13,850)     79,915       69,885
Interest expense, net             1,902        1,868       6,976        7,119

Net income (loss)               (16,958)     (15,718)     72,939       62,766
Net income (loss) allocated        (170)        (157)        729          628
to general partners
Net income (loss) allocated    $(16,788)    $(15,561)   $ 72,210     $ 62,138
to limited partners

Weighted average limited
partner units and equivalents    23,099       23,049      23,070       22,787
outstanding

Net income (loss) per limited    $ (.73)     $  (.68)   $   3.13     $   2.73
partner unit

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)
                          Special      General      Limited       Total
                           L.P.       Partners'    Partners'    Partners'
                         Interests     Equity       Equity       Equity
Balance at December     $  5,290     $    717     $163,987     $169,994
31, 1996

Allocation of net           --           (170)     (16,788)     (16,958)
loss

Distribution declared       --           (145)     (14,350)     (14,495)
($.625 per limited
partner unit)

Balance at March 30,    $  5,290     $    402     $132,849     $138,541
1997

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                   Three months ended     Twelve months ended
                                   3/30/97     3/31/96    3/30/97     3/31/96

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)                $(16,958)   $(15,718)   $ 72,939    $ 62,766
Adjustments to reconcile net
 income to net cash from (for)
 operating activities
Depreciation and amortization         263          99      19,236      16,745
Change in assets and liabilities,
 net of effects from acquisitions:
 (Increase) in inventories         (4,801)     (4,443)       (336)       (143)
 Decrease (increase) in current       451        (142)        171        (987)
  and other assets
 Increase (decrease) in accounts   10,219       7,121       1,557      (1,165)
  payable
 Increase (decrease) in self-         (39)        139          55         632
  insurance reserves
 Increase (decrease) in other      (3,291)     (1,534)       (815)      1,033
  current liabilities
 Increase (decrease) in other         250        (788)      2,714       1,422
  liabilities
Net cash from (for) operating     (13,906)    (15,266)     95,521      80,303
 activities

CASH FLOWS (FOR) INVESTING
 ACTIVITIES
Capital expenditures              (10,068)    (11,105)    (29,202)    (32,529)
Acquisition of JHW Limited
 Partnership:
 Land, buildings and equipment        -           -       (16,295)        -
  acquired
 Negative working capital assumed,    -           -           442         -
  net of cash acquired
Acquisition of Worlds of Fun /
 Oceans of Fun:
 Land, buildings, rides and           -           -           -       (37,350)
  equipment acquired
 Negative working capital assumed,    -           -           -         1,481
  net of cash acquired
Net cash (for) investing          (10,068)    (11,105)    (45,055)    (68,398)
 activities

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net borrowings (payments) on       37,800      39,700      (10,275)     3,297
 revolving credit loans
Distributions paid to partners    (14,495)    (13,335)     (55,661)   (51,944)
Acquisition of JHW Limited
 Partnership:
  Borrowings on revolving credit      -           -         11,475        -
   loans
  Long-term debt of JHW Limited       -           -          4,500        -
   Partnership
Acquisition of Worlds of Fun /
 Oceans of Fun:
  Borrowings on revolving credit
   loans for refinancing of           -           -           -        13,903
   assumed long-term debt
  Issuance of limited partnership     -           -           -        22,230
   units
Net cash from (for) financing      23,305      26,365      (49,961)   (12,514)
 activities

Cash:
Net increase (decrease) for the      (669)         (6)         505       (609)
 period
Balance, beginning of period        1,279         111          105        714
Balance, end of period            $   610     $   105      $   610    $   105

SUPPLEMENTAL INFORMATION
Cash payments for interest        $ 2,609     $ 2,658      $ 5,233    $ 6,823
 expense

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                MARCH 30, 1997 AND MARCH 31, 1996


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 30, 1997 and March 31, 1996 to accompany the quarterly results. Because amounts for the 12 months ended March 30, 1997 include actual 1996 season operating results, they are not necessarily indicative of 1997 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 30, 1997 and March 31, 1996 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1996, which were included in the Form 10-K filed on March 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3)  Acquisitions:

As discussed in Note (7) in the 1996 Annual Report to unitholders, on December 31, 1996 the Partnership acquired substantially all of the equity of JHW Limited Partnership, which owns a 237-room Radisson hotel and a TGI Friday's restaurant near Cedar Point in Sandusky, Ohio. In addition, the Partnership acquired substantially all of the assets of Worlds of Fun and Oceans of Fun on July 28, 1995.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Worlds of Fun and Oceans of Fun had occurred at the beginning of the twelve-month period ended March 31, 1996.

           Net revenues        $  236,335,000
           Net income              65,701,000
           Net income per
           limited partner unit     $    2.82

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results which may occur in the future.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

The Partnership's amusement parks are open to the public starting in April or May of each year and ending in October. Therefore, net revenues for the first quarter are historically minimal and are primarily from restaurant operations and marina rentals. Net revenues for the quarter ended March 30, 1997 increased to $1,418,000 from $348,000 for the quarter ended March 31, 1996, principally due to the acquisition of a Radisson hotel and TGI Friday's restaurant near Cedar Point at the end of 1996.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses for the four parks and the operating costs of the Radisson / TGI Friday's business in 1997. Net loss for the quarter was $17.0 million or $.73 per limited partner unit, compared with a loss of $15.7 million, or $.68 per unit, in 1996.

Included in costs and expenses are approximately $1,137,000 of incentive fees payable to the managing general partner relating to the 1997 first quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
27.25 cents per unit, or $6,320,000 in the aggregate. This compares to $970,000 of incentive fees in the 1996 first quarter.


Financial Condition:

The Partnership has available through April, 1999 a $95 million revolving credit facility, of which $70.9 million was borrowed and in use as of March 30, 1997. The negative working capital ratio of 3.0 at March 30, 1997 is the result of the Partnership's highly seasonal business and careful management of cash flow. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.


Partnership Tax Status:

Under current law, the Partnership's tax status is scheduled to expire on December 31, 1997. The Partnership is currently finalizing plans for a new entity structure which will preserve many of the benefits of the current partnership status, and plans to provide unitholders with full details in the third quarter of this year.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)   -   1997 First Quarter Report and Cash
                        Distribution Notice

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

                              CEDAR FAIR, L.P.
                                (Registrant)

                              By Cedar Fair Management Company
                                 Managing General Partner



Date:   May 12, 1997          By        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                    (Chief Financial Officer)


                              By         Charles M. Paul
                                         Charles M. Paul
                                      Corporate Controller
                                   (Chief Accounting Officer)

                        INDEX TO EXHIBITS

                                                  Page Number

Exhibit (20)   Report to Unitholders, May 12, 1997     13