Form 10-Q
period 1997-06-29
CEDAR FAIR L P
filed 1997-08-13
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 29, 1997

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

             Title of Class                    Units Outstanding As Of
            Depositary Units                      August 11, 1997
 (Representing Limited Partner Interests)           22,960,208

                        CEDAR FAIR, L.P.

                              INDEX

                           FORM 10 - Q

          FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997




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

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                6/29/97     12/31/96
                  ASSETS
Current Assets:
 Cash                                           $ 4,788     $ 1,279
 Receivables                                     10,878       2,984
 Inventories                                     11,354       4,446
 Prepaids                                         4,475       3,021
                                                 31,495      11,730
Land, Buildings and Equipment:
 Land                                            29,301      29,056
 Land improvements                               46,444      39,711
 Buildings                                      110,886     105,545
 Rides and equipment                            250,626     231,457
 Construction in progress                         1,671       6,454
                                                438,928     412,223
Less accumulated depreciation                  (137,746)   (130,585)
                                                301,182     281,638

Intangibles, net of amortization               $ 10,680    $ 10,736
                                                343,357     304,104
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                              $ 19,777    $ 5,251
 Distribution payable to partners                14,495     14,495
 Accrued interest                                 1,953      1,555
 Accrued taxes                                    3,422      3,604
 Accrued salaries, wages and benefits             7,351      5,539
 Self-insurance reserves                          6,969      6,635
 Other accrued liabilities                        6,606      2,162
                                                 60,573     39,241

Other Liabilities                                 8,221      7,269

Long-Term Debt:
 Revolving credit loans                          81,600     33,100
 Term debt                                       54,500     54,500
                                                136,100     87,600
Partners' Equity:
 Special L.P. interests                           5,290      5,290
 General partners                                   401        717
 Limited partners, 22,960,208 units             132,772    163,987
  outstanding
                                                138,463    169,994
                                               $343,357   $304,104

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                  Three months ended     Twelve months ended
                                  6/29/97    6/30/96     6/29/97    6/30/96
Net revenues                      $79,237    $79,779     $251,051   $243,023
Costs and expenses:
 Cost of products sold              8,256      8,373       25,079     25,159
 Operating expenses                35,856     32,520      101,520     92,958
 Selling, general and
   administrative                   9,979      9,539       29,502     28,093
 Depreciation and amortization      8,187      7,617       19,806     18,958
                                   62,278     58,049      175,907    165,168

Operating income                   16,959     21,730       75,144     77,855
Interest expense, net               2,542      2,351        7,167      7,250

Net income                         14,417     19,379       67,977     70,605
Net income allocated to
 general partners                     144        194          680        706
Net income allocated to
 limited partners                 $14,273    $19,185      $67,297    $69,899

Weighted average limited
 partner units and equivalents
 outstanding                       23,101     23,050       23,083     22,973

Net income per limited
 partner unit                      $  .62      $ .83       $ 2.92     $ 3.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                            Special      General       Limited       Total
                             L.P.       Partners'     Partners'    Partners'
                           Interests      Equity       Equity        Equity
Balance at December 31,
 1996                      $  5,290    $  717        $ 163,987    $ 169,994

Allocation of net loss         --        (170)         (16,788)     (16,958)

Distribution declared          --        (145)         (14,350)     (14,495)
 ($.625 per limited
  partner unit)

Balance at March 30,
 1997                         5,290       402          132,849      138,541

Allocation of net
 income                          --       144           14,273       14,417

Distribution declared            --      (145)         (14,350)     (14,495)
 ($.625 per limited
  partner unit)

Balance at June 29,
 1997                       $ 5,290    $  401        $ 132,772    $ 138,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                      Three months ended   Twelve months ended
                                     6/29/97   6/30/96     6/29/97   6/30/96
CASH FLOWS FROM (FOR) OPERATING
 ACTIVITIES
Net income                           $14,417   $19,379    $67,977    $70,605
Adjustments to reconcile net income
 to net cash from operating activities
  Depreciation and amortization        8,187     7,617     19,806     18,958
  Change in assets and liabilities,
   net of effects from acquisitions:
  (Increase) decrease in inventories
                                      (2,107)   (2,917)       474       (895)
  (Increase) in current and other
   assets                             (9,919)   (9,011)      (737)    (3,419)
  Increase (decrease) in accounts
   payable                             4,307     3,805      2,059     (3,294)
  Increase (decrease) in self-
   insurance reserves                    373      (101)       529        591
  Increase (decrease) in other current
   liabilities                         9,763     9,118       (170)     3,192
  Increase in other liabilities          702        42      3,374      1,417
 Net cash from operating activities
                                      25,723    27,932     93,312     87,155

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES
Capital expenditures                 (17,750)  (11,016)   (35,936)   (31,440)
Acquisition of JHW Limited
 Partnership:
 Land, buildings and equipment
  acquired                               -         -      (16,295)       -
 Negative working capital assumed,
  net of cash acquired                   -         -          442        -
Acquisition of Worlds of Fun /
 Oceans of Fun:
 Land, buildings, rides and equipment
  acquired                               -         -           -     (37,350)
 Negative working capital assumed,
  net of cash acquired                   -         -           -       1,481
 Net cash (for) investing activities
                                     (17,750)  (11,016)   (51,789)   (67,309)

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net borrowings (payments) on
 revolving credit loans               10,700     1,500     (1,075)    (1,903)
Distributions paid to partners       (14,495)  (13,335)   (56,821)   (52,643)
Acquisition of JHW Limited
 Partnership:
 Borrowings on revolving
   credit loans                         -          -       11,475        -
 Long-term debt of JHW Limited
  Partnership                           -          -        4,500        -
Acquisition of Worlds of Fun /
 Oceans of Fun:
 Borrowings on revolving credit loans
  for refinancing of assumed
   long-term debt                       -          -          -       13,903
 Issuance of limited partnership
  units                                 -          -          -       22,230
 Net cash (for) financing activities
                                      (3,795)  (11,835)   (41,921)   (18,413)

Cash:
 Net increase (decrease) for the
  period                               4,178     5,081       (398)     1,433
 Balance, beginning of period            610       105      5,186      3,753
 Balance, end of period             $  4,788  $  5,186   $  4,788   $  5,186

SUPPLEMENTAL INFORMATION
Cash payments for interest expense  $  1,437  $  1,573   $  6,887   $  7,157

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                 JUNE 29, 1997 AND JUNE 30, 1996


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 29, 1997 and June 30, 1996 to accompany the quarterly results. Because amounts for the 12 months ended June 29, 1997 include actual 1996 third and fourth quarter operations, they are not necessarily indicative of 1997 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended June 29, 1997 and June 30, 1996 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1996, which were included in the Form 10-K filed on March 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting:

The Partnership operates four amusement parks (Cedar Point in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park and Wildwater Kingdom near Allentown, Pennsylvania; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri), which generate virtually all of the Partnership's annual revenue during a season which starts in April or May and ends in October, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Worlds of Fun and Oceans of Fun had occurred at the beginning of the twelve-month period ended June 30, 1996.

           Net revenues            $ 250,469,000
           Net income                 72,650,000
           Net income per
             limited partner unit  $        3.12

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results which may occur in the future.

(4)  Special General Partner Withdrawal:

Effective July 1, 1997, the Special General Partner voluntarily withdrew from the Partnership and, in accordance with the Partnership Agreement, received $400,000 as final payment of the balance of its 1997 fees. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.5% interest in the income, losses, and cash distributions of the Partnership, compared with a 99.0% interest in prior periods. Cedar Fair Management Company remains the Managing General Partner of the Partnership with a 0.5% partnership interest.

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Net revenues for the quarter ended June 29, 1997, were $79.2 million, a slight decrease from $79.8 million for the quarter ended June 30, 1996. Net income for the period was $14.4 million, or $.62 per limited partner unit, compared with $19.4 million,  or $.83 per unit, in 1996.  On a combined basis,  a  6%
decrease in early-season attendance offset a 2% increase in combined in-park guest per capita spending and new revenues from the Radisson / TGI Friday's operations acquired last December.

The early-season decline in attendance was largely a consequence of a cold and rainy spring at Cedar Point and Valleyfair, particularly following a year in which very popular new roller coasters were introduced at both parks. Cedar Point had rain on more than half of the weekend operating days in the months of May and June, but its attendance has shown signs of improvement in recent weeks. Attendance at Valleyfair remains below expected levels as a result of continued rain throughout the month of July.

On the positive side, Steel Force, a new world-class roller coaster, is generating tremendous enthusiasm and is making 1997 an outstanding year for Dorney Park. Worlds and Oceans of Fun are also benefiting this year from improved weather and the significant investments the Partnership has made since their acquisition in 1995.

Costs and expenses increased approximately 3.5% in the quarter ended June 29, 1997 over the prior year, excluding the expenses of the newly acquired Radisson / TGI Friday's operations.

Financial Condition:

Current assets and liabilities are at normal seasonal levels at June 29, 1997. In our highly seasonal business with investment heavily concentrated in property and equipment, the negative working capital ratio of 1.9 at June 29, 1997 is financially advantageous.

The Partnership has available through April 1999, a $95 million revolving credit facility, of which $81.6 million was borrowed and in use as of June 29, 1997. Seasonal cash flow and this credit facility are expected to be adequate to meet current working capital needs, planned capital expenditures and quarterly distributions to partners.

Partnership Tax Status:

The original grandfather period permitting the Partnership's tax status as a publicly traded partnership was scheduled to expire on December 31, 1997. Newly enacted tax legislation will provide a permanent extension of the grandfather period for partnerships electing to pay a 3.5% tax on gross income. The Partnership is in the process of reviewing this legislation and its impact on Cedar Fair, and expects to provide unitholders with full details on its plans in the coming months.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (10)   -   Withdrawal Agreement of CF Partners and
                        Amendment No. 3 to Third Amended and
                        Restated Agreement of Limited Partnership
                        (Effective July 1, 1997).

(b)  Exhibit (20)   -   1997 Second Quarter Report and Cash
                        Distribution Notice.

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   August 11, 1997             Bruce A. Jackson
                                    Bruce A. Jackson
                                     Vice President
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                        INDEX TO EXHIBITS

                                                       Page
Number

Exhibit (10)   Withdrawal Agreement of CF Partners
               and Amendment No. 3 to Third Amended
               and Restated Agreement of Limited
               Partnership(Effective July 1, 1997).    13

Exhibit (27)   Financial Data Schedule                 23