Form 10-Q
period 1997-09-28
CEDAR FAIR L P
filed 1997-11-12
CIK 811532

FORM 10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


          (Mark One)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 28, 1997

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
          Yes     X      No

            Title of Class                       Units Outstanding As Of
           Depositary Units                         November 1, 1997
    (Representing Limited Partner Interests)           22,960,208

                        CEDAR FAIR, L.P.

                              INDEX





      Part I - Financial Information

      Item 1.      Financial Statements                3-8

      Item 2.      Management's Discussion and         9
                   Analysis of Financial
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form 8-K    10
                   8-K

      Signatures                                       11

      Exhibit Index                                    12

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                ASSETS                9/28/97     12/31/96
Current Assets:
 Cash                                 $   1,448   $   1,279
 Receivables                             13,142       2,984
 Inventories                              4,738       4,446
 Prepaids                                   931       3,021
                                         20,259      11,730
Land, Buildings and Equipment:
 Land                                    29,340      29,056
 Land improvements                       46,842      39,711
 Buildings                              111,627     105,545
 Rides and equipment                    250,427     231,457
 Construction in progress                 5,408       6,454
                                        443,644     412,223
 Less accumulated depreciation         (149,086)   (130,585)
                                        294,558     281,638

Intangibles, net of amortization         10,559      10,736
                                      $ 325,376   $ 304,104

   LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                     $   7,171   $   5,251
 Distribution payable to partners        14,768      14,495
 Accrued interest                           491       1,555
 Accrued taxes                            3,124       3,604
 Accrued salaries, wages and benefits     9,136       5,539
 Self-insurance reserves                  7,046       6,635
 Other accrued liabilities                5,798       2,162
                                         47,534      39,241

Other Liabilities                         8,598       7,269

Long-Term Debt:
 Revolving credit loans                  11,800      33,100
 Term debt                               50,000      54,500
                                         61,800      87,600
Partners' Equity:
 Special L.P. interests                   5,290       5,290
 General partners                           552         717
 Limited partners, 22,960,208           201,602     163,987
  units outstanding
                                        207,444     169,994
                                      $ 325,376   $ 304,104

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                 Three months ended        Twelve months ended
                                 9/28/97     9/29/96      9/28/97     9/29/96
Net revenues                    $174,786   $ 167,503    $ 258,334   $ 249,362
Costs and expenses:
 Cost of products sold            16,414      16,254       25,239      24,986
 Operating expenses               45,491      40,721      106,290      95,739
 Selling, general and             14,935      14,202       30,235      28,935
  administrative
 Depreciation and amortization    12,268      10,976       21,098      18,794
                                  89,108      82,153      182,862     168,454

Operating income                  85,678      85,350       75,472      80,908
Interest expense, net              1,733       1,470        7,430       7,058

Net income                        83,945      83,880       68,042      73,850
Net income allocated to
 general partners                    420         839          261         739
Net income allocated to
 limited partners               $ 83,525    $ 83,041     $ 67,781    $ 73,111

Weighted average limited
 partner units and
 equivalents outstanding          23,103      23,051       23,096      23,047

Net income per limited
partner unit                    $   3.62    $   3.60     $   2.93    $   3.17

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)
                          Special       General      Limited        Total
                            L.P.       Partners'    Partners'     Partners'
                         Interests       Equity       Equity       Equity
Balance at December     $   5,290     $   717      $ 163,987     $ 169,994
 31, 1996

Allocation of net             -          (170)       (16,788)      (16,958)
 loss

Distribution declared         -          (145)       (14,350)      (14,495)
 ($.625 per limited
  partner unit)

Balance at March 30,        5,290         402        132,849       138,541
 1997

Allocation of net             -           144         14,273        14,417
 income

Distribution declared         -          (145)       (14,350)      (14,495)
 ($.625 per limited
  partner unit)

Balance at June 29,         5,290         401        132,772       138,463
 1997

Withdrawal of the             -          (196)           -            (196)
 Special General Partner

Allocation of net             -           420         83,525        83,945
 income

Distribution declared         -           (73)       (14,695)      (14,768)
 ($.64 per limited
  partner unit)

Balance at September    $   5,290      $  552      $ 201,602     $ 207,444
 28, 1997

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                     Three months ended   Twelve months ended
                                     9/28/97    9/29/96    9/28/97    9/29/96
CASH FLOWS FROM (FOR) OPERATING
 ACTIVITIES

Net income                           $ 83,945   $ 83,880   $ 68,042   $ 73,850
Adjustments to reconcile net
 income to net cash from
 operating activities
  Depreciation and amortization        12,268     10,976     21,098     18,794
  Change in assets and liabilities
   net of effects from acquisition
   of JHW Limited Partnership:
  Decrease (increase) in inventories    6,616      7,258       (168)      (280)
  Decrease (increase) in current and    1,280     (1,254)     1,797     (1,871)
   other assets
  Increase (decrease) in accounts     (12,606)   (11,660)     1,113     (1,721)
   payable
  Increase (decrease) in self-             77        887       (281)       912
   insurance reserves
  Increase (decrease) in other           (783)    (1,359)       406        937
   current liabilities
  Increase in other liabilities           377        777      2,974      1,913
 Net cash from operating activities    91,174     89,505     94,981     92,534

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES

Capital expenditures                   (5,523)    (3,190)   (38,270)   (30,573)
Acquisition of JHW Limited
 Partnership:
  Land, buildings and equipment            -          -     (16,295)       -
   acquired
  Negative working capital assumed,        -          -         442        -
   net of cash acquired
 Net cash (for) investing activities   (5,523)    (3,190)   (54,123)   (30,573)

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES

Net payments on revolving credit      (74,300)   (71,200)    (4,175)    (3,200)
 loans and term debt
Distributions paid to partners        (14,495)   (13,335)   (57,980)   (53,342)
Withdrawal of the Special General        (196)        -        (196)       -
 Partner
Acquisition of JHW Limited
 Partnership:
Borrowings on revolving credit            -           -      11,475        -
 loans
Long-term debt of JHW Limited             -           -       4,500        -
 Partnership
 Net cash (for) financing activities  (88,991)   (84,535)   (46,376)   (56,542)

Cash:
Net increase (decrease) for the        (3,340)     1,780     (5,518)     5,419
 period
Balance, beginning of period            4,788      5,186      6,966      1,547
Balance, end of period               $  1,448   $  6,966    $ 1,448    $ 6,966

SUPPLEMENTAL INFORMATION

Cash payments for interest expense   $  3,195   $  2,682    $ 7,400    $ 7,128

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
            SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

(1) Interim Reporting:

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

The Partnership operates four seasonal amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo; Valleyfair, near Minneapolis/St. Paul; Dorney Park & Wildwater Kingdom, near Allentown, Pennsylvania; and Worlds of Fun and Oceans of Fun, in Kansas City, Missouri. These parks generate virtually all of the Partnership's revenue during an operating season which starts in April or May and ends in October, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

Due to the highly seasonal nature of the Partnership's operations, the results for any interim period are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended September 28, 1997 and September 29, 1996 to accompany the quarterly results. Because amounts for the 12 months ended September 28, 1997 include actual 1996 fourth quarter operations, they are not necessarily indicative of 1997 full calendar year operations.

(2) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended September 28, 1997 and September 29, 1996 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1996, which were included in the Form 10-K filed on March 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3)  Acquisitions:

As discussed in Note (7) in the 1996 Annual Report to Unitholders, on December 31, 1996 the Partnership acquired substantially all of the equity of JHW Limited Partnership, which owns a 237-room Radisson hotel and a TGI Friday's restaurant near Cedar Point in Sandusky, Ohio. In the third quarter of 1997, the Partnership acquired the remaining small equity interest in JHW for no additional consideration.

In addition, on October 21, 1997, the Partnership announced that it had reached agreement in principle for the acquisition of Knott's Berry Farm, a privately held partnership which owns and operates Knott's Berry Farm theme park in Buena Park, California and manages Knott's Camp Snoopy at the Mall of America in
Bloomington, Minnesota. This acquisition is expected to be completed by the end of 1997.

(4)  Partnership Tax Status:

The Partnership announced on September 25, 1997, that it had decided to remain a publicly traded partnership under the terms of recently enacted tax legislation. The new law provides for the payment by the Partnership of a 3.5% tax on gross income beginning in 1998 in place of corporate income taxes.

(5)  Two-for-One Unit Split:

On  September  25, 1997, the Partnership declared  a  two-for-one split of its limited partnership units distributable November 17,
1997,  to  holders  of  record October 31.   This  split  is  not
reflected in these financial statements.

(6)  Special General Partner Withdrawal:

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

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Net revenues for the third quarter ended September 28, 1997 increased 4% to $174.8 million from $167.5 million for the quarter ended September 29, 1996. On a combined basis, a 4% increase in in-park guest per capita spending and new revenues from the Radisson / TGI Friday's operations acquired last December offset a 2% decrease in attendance for the quarter. Net income for the period was relatively flat at $83.9 million, or $3.62 per limited partner unit, compared with $3.60 per unit in 1996.

We are satisfied with our third quarter results, particularly given the unusually cool and wet weather experienced at both Cedar Point and Valleyfair during the peak vacation months of July and August. For the entire 1997 operating season, combined attendance totaled 6.8 million, the second highest in the Partnership's history. In addition, combined guest per capita spending continued to rise to a record $32.73 in 1997 from $31.75 in 1996.

Included in costs and expenses are approximately $1,200,000 of incentive fees payable to the managing general partner relating to the 1997 third quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by
28.75 cents per unit, or $6.6 million in the aggregate. This compares to $1,179,000 of incentive fees in the 1996 third quarter.

Financial Condition:

Current assets and liabilities are at normal seasonal levels at September 28, 1997. The negative working capital ratio of 2.3 at September 28, 1997 is the result of the Partnership's highly seasonal business and careful management of cash flow.

The Partnership has available through April 1999, a $95 million revolving credit facility, of which $11.8 million was borrowed and in use as of September 28, 1997. Seasonal cash flow and this credit facility are expected to be adequate to meet current working capital needs, planned capital expenditures and quarterly distributions to partners.

Partnership Tax Status:

Prompted by a recent change in federal tax laws, the Partnership has announced its intention to remain a publicly traded partnership. Through a provision in the tax bill signed into law in August 1997, the exemption of existing publicly traded limited partnerships from federal income taxes was made permanent, and a new 3.5% tax is payable on partnership gross income beginning January 1, 1998. The annual impact of the new tax is estimated at $5-10 million. Under the prior law, the Partnership would have been required to pay corporate income taxes beginning in 1998.

Acquisition:

The pending acquisition of Knott's Berry Farm will have a material effect on the Partnership's financial condition and results of operations in periods after the acquisition is completed. The Partnership will need to significantly expand its existing credit facilities and expects to issue a substantial number of limited partnership units in the transaction. The new park's operations are expected to generate sufficient cash flow to adequately fund planned capital expenditures, additional interest expense resulting from the acquisition, and cash distributions on the units issued.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)  1997 Third Quarter Report and Cash Distribution Notice.

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


                             CEDAR FAIR, L.P.
                               (Registrant)

                             By Cedar Fair Management Company
                                Managing General Partner



Date:   November 11, 1997    By:        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                   (Chief Financial Officer)


                             By:        Charles M. Paul
                                        Charles M. Paul
                                      Corporate Controller
                                   (Chief Accounting Officer)

                          EXHIBIT INDEX


    Exhibit                                              Page

20  Report to Unitholders, November 11, 1997              13