Form 10-K
period 1997-12-31
CEDAR FAIR L P
filed 1998-03-31
CIK 811532

                           FORM 10 - K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

          (Mark One)
          [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1997

                               OR
          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of Depositary  Units  held  by  non-
affiliates of the Registrant based on the closing price of such units on February 13, 1998 of $26-3/16 per unit was $1,314,000,000.

Number of Depositary Units representing limited partner interests outstanding as of February 13, 1998: 52,267,566.

               DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Unitholders incorporated by reference into
           Part II (Items 5-8) and Part IV (Item 14).
                *********************************
             The Exhibit Index is located at Page 21
                       Page 1 of 90 pages

                      CEDAR FAIR, L.P.INDEX

      PART I                                         PAGE

      Item 1.  Business                               3
      Item 2.  Properties                             7
      Item 3.  Legal Proceedings                      7
      Item 4.  Submission of Matters to a Vote        7
               of Security Holders

      PART II

      Item 5.  Market for Registrant's                8
               Depositary Units and Related
               Unitholder Matters
      Item 6.  Selected Financial Data                8
      Item 7.  Management's Discussion and
               Analysis of Financial Condition        8
               and Results of Operations
      Item 8.  Financial Statements and               8
               Supplementary Data
      Item 9.  Changes in and Disagreements with      8
               Accountants on Accounting and
               Financial Disclosure

     PART III

     Item 10.  Directors and Executive Officers       9
               of Registrant
     Item 11.  Executive Compensation                 13
     Item 12.  Security Ownership of Certain          15
               Beneficial Owners and Management
     Item 13.  Certain Relationships and Related      16
               Transactions

      PART IV

     Item 14.  Exhibits, Financial Statement          17
               Schedules, and Reports on Form 8-K

     Signatures                                        20

                             PART I

ITEM 1.  BUSINESS.
Cedar  Fair,  L.P.  (the  "Partnership")  is  a  publicly  traded
Delaware  limited  partnership managed by Cedar  Fair  Management
Company (the "General Partner").

The Partnership owns and operates five amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Valleyfair, located near Minneapolis-St. Paul in Shakopee, Minnesota; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Worlds of Fun/Oceans of Fun ("Worlds of Fun"), located in Kansas City, Missouri; and Knott's Berry Farm, located near Los Angeles in Buena Park, California, which was acquired on December 29, 1997. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. All principal rides and attractions are owned and operated by the Partnership.

The Partnership's original four parks are generally open daily from 9:00 a.m. to 10:00-12:00 p.m. from early May until Labor Day, after which they are open during weekends in September and October. As a result, virtually all of the operating revenues of these four parks are derived during an approximately 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 10:00-12:00 p.m. on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park and Soak City at Cedar Point, Challenge Park at Valleyfair, go-kart and bumper boat attractions at Dorney Park, and Oceans of Fun and RipCord at Worlds of Fun. The demographic groups that are most important to the parks are young people ages 13 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During the operating season, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

Knott's Berry Farm also operates Knott's Camp Snoopy, a 7-acre indoor amusement park at the Mall of America in Bloomington, Minnesota, under a management contract which expires in 2012.

CEDAR POINT

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

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Power Tower," a 300-foot-tall thrill ride and the tallest ride of its kind in the world, which is scheduled to open in May, 1998; "Magnum XL-200," "Raptor," "Mantis" and "Mean Streak," which are among the world's tallest and fastest steel, inverted, stand-up and wood roller coasters, respectively; eight additional roller coasters; "Snake River Falls," one of the world's tallest water flume rides; "Berenstain Bear Country," a 1.2 acre children's activity area based on the best-selling Random House children's books created by Stan and Jan Berenstain; live entertainment shows featuring talented college students in three theaters; the Cedar Point Cinema, which features a film using an IMAX projection system on a 66-foot by 88-foot screen in a 950-seat theater; an aquarium; a museum; bathing beach facilities; "Soak City" water park, an extra-charge attraction which includes "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool; and "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and a Can-Am-style go-kart track. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Cedar Point also owns and operates three hotel facilities: the historic Hotel Breakers, which has more than 400 guest rooms in addition to dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools; the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant; and the Radisson Harbour Inn, a 237-room full-service hotel, located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant, both of which remain open year-round.

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

VALLEYFAIR

Valleyfair, which opened in 1976, is located near Minneapolis-St. Paul in Shakopee, Minnesota, and is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately two million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population of eight million.

Valleyfair offers more than 35 rides and attractions, including "Wild Thing," one of the tallest and fastest roller coasters in the world; four additional roller coasters; a water park named
"Whitewater Country" which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "Thunder Canyon," a white-water raft ride; "The Wave," a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log flume ride; a 500-seat amphitheater; a kiddie ride area; "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course; "Berenstain Bear Country," an indoor/outdoor children's activity area; "The Hydroblaster," a 40-foot tall wet/dry slide, or "water coaster;" and a new 430-seat indoor theater for live show presentations scheduled to open in 1998. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

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

Dorney Park features more than 50 rides and attractions, including "Hang Time," a 59-foot-tall thrill ride which is scheduled to open in 1998; "Steel Force," one of the tallest and fastest roller coasters in the world; "Hercules," a world-class wooden roller coaster; two additional roller coasters; "White Water Landing," one of the world's tallest water flume rides featuring a guest splash basin; "Thunder Canyon," a white-water rafting ride; a train ride named the "Cedar Creek Cannonball"; "Wildwater Kingdom," one of the largest water parks in the United States featuring "Island Water Works, " an interactive water play station, twelve water slides, including the "Pepsi Aquablast," one of the longest elevated water slides in the world, a giant wave pool and two children's activity areas; "Thunder Creek Mountain," a water flume ride; a giant ferris wheel; a kiddie area featuring "Chester Cheetah's Playland"; live musical shows featuring talented college students; the "Red Garter Saloon," an 1890's style restaurant and saloon featuring live shows; "Berenstain Bear Country," a major children's activity area; and an antique Dentzel carousel carved in 1921. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park which opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 50 rides and attractions, including "Mamba," one of the tallest and fastest roller coasters in the world, which is scheduled to open in 1998; "Timber Wolf," a world-class wooden roller coaster; "Orient Express," a steel looping roller coaster; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up a twin-tower structure; "RipCord," an extra-charge attraction which lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; live musical shows; and "Berenstain Bear Country," a major indoor/outdoor children's activity area. Oceans of Fun, which requires a separate admission  fee,  features  a wide variety  of  water  attractions including "The Typhoon", one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle." In addition, there are more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

KNOTT'S BERRY FARM

Knott's Berry Farm, which first opened in 1920, was acquired by the Partnership on December 29, 1997, and is located near Los Angeles in Buena Park, California. Knott's Berry Farm is one of several year-round theme parks in southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourist population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Supreme Scream," a 300-foot-tall thrill ride planned for the summer of 1998; six roller coasters; "Bigfoot Rapids," a white-water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theater; a children's activity area themed with the popular "Peanuts" comic strip characters; a dolphin and sea lion show in a stadium seating up to 1,100 persons; live entertainment shows in 22 indoor and outdoor theater venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and games areas in the park, as well as Knott's California Marketplace, a dining and shopping area which is located outside the park's gates and is available free of charge.

The park is also renowned for its seasonal promotions, including a special Christmas promotion, "Knott's Merry Farm," and a spectacular Halloween event called "Knott's Scary Farm," which celebrated its 25th year in 1997 and is widely acknowledged as the best in the industry.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The  Partnership carries significant receivables and  inventories
of  food  and merchandise during the operating season.   Seasonal
working capital needs are met with a revolving credit facility.

The General Partner believes that annual park attendance is to some extent influenced by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such expenditures incurred in the period from October through May, just prior to the beginning of the peak operating season. Capital expenditures made in a calendar year differ from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which result in accelerated or delayed expenditures around calendar yearends.

COMPETITION

In general, the Partnership competes with all phases of the recreation industry within its primary market areas of Cleveland, Detroit, Minneapolis-St. Paul, Philadelphia, Kansas City and Los Angeles, including several other amusement/theme parks in the Partnership's market areas. The Partnership's business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island in southern Ohio, and Sea
World of Ohio and Geauga Lake near Cleveland.

Camp Snoopy, the indoor amusement park at the Mall of America, is located approximately 15 miles from Valleyfair and is managed by Knott's Berry Farm. Adventureland, a theme park in Des Moines,
Iowa, is located approximately 250 miles from Valleyfair.

Dorney Park faces significant competition, with Hershey Park in central Pennsylvania and Six Flags Great Adventure in the New
Jersey / New York area being the major competitors in its market area.

In Worlds of Fun's major markets, its primary amusement park competitors are Six Flags Over Mid-America in eastern Missouri and Silver Dollar City in southern Missouri.

In southern California, Knott's Berry Farm's primary amusement park competitors are Disneyland, which is approximately 15 minutes away, Six Flags Magic Mountain, which is approximately 75 minutes away, and Universal Studios, which is located approximately 50 minutes away. The San Diego Zoo and Sea World-San Diego are located approximately 90 minutes from Knott's.

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

EMPLOYEES

The Partnership has approximately 1,200 full-time employees. During the operating season, Cedar Point, Valleyfair, Dorney Park and Worlds of Fun have approximately 3,800, 1,200, 2,600 and 2,200 seasonal employees, respectively, most of whom are college students. Knott's Berry Farm hires approximately 1,000 seasonal employees for peak periods and 1,200 part-time employees who work year-round. Approximately 2,500 of Cedar Point's seasonal employees and 210 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees, and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

Cedar Point is located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 80 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Radisson Harbour Inn and adjoining TGI Friday's restaurant, two seasonal employee housing complexes and a fast-food restaurant operated by the Partnership, are located on this property.

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

Dorney Park is situated on approximately 200 acres, of which  170 acres have been developed and 30 acres remain available for future expansion.

Worlds of Fun is located on approximately 350 acres, including approximately 32 acres of vacant land which the Partnership acquired from an affiliate of Hunt Midwest Enterprises, Inc. ("HME") during 1997 at a total price of $4.2 million. HME's president, Lee Derrough, is a director of the General Partner, and HME owns 1,440,000 limited partnership units from its 1995 sale of Worlds of Fun to the Partnership. At Worlds of Fun, approximately 235 acres have been developed, and approximately 115 acres remain available for future expansion.

Knott's Berry Farm is situated on approximately 160 acres, of which 150 acres have been developed and 10 acres remain available for future expansion.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
                UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partnership interests are listed for trading on The New York Stock Exchange udner the symbol "FUN" (CUSIP 150185 10 6). As of February 14, 1997, there were approximately 10,000 registered holders of Cedar Fair, L.P. Depositary Units. The cash distributions declared and the high and low prices of the Partnerchip's units are shown in the tabel below (all amounts have been restated to reflect the 2 for 1 split):

            1997       Distribution    High       Low

          4th Quarter    .3200       26-15/16    23
          3rd Quarter    .3200       24-1/4      21-1/16
          2nd Quarter    .3125       22-7/16     18-1/4
          1st Quarter    .3125       20-1/2      17-11/16

            1996       Distribution   High        Low

          4th Quarter    .3125       18-1/2      17-3/16
          3rd Quarter    .3125       19-1/8      16-1/8
          2nd Quarter    .2875       19-3/8      17
          1st Quarter    .2875       19-1/2      18-1/8

ITEM 6.  SELECTED FINANCIAL DATA.


                  1997      1996      1995      1994       1993
               (in thousands except amounts per unit and per capita)

OPERATING DATA
Net Revenues    $264,137  $250,523  $218,197  $198,358  $178,943
Operating Income  76,303    81,121    73,013    68,016    57,480
Net Income        68,458    74,179    66,136    62,825    61,879
Per limited
 partner unit (6)   1.47      1.59      1.45      1.40      1.38

FINANCIAL POSITION
Total Assets    $599,616  $304,104  $274,717  $223,982  $218,359
Working Capital
 (deficit)       (40,427)  (27,511)  (27,843)  (24,404)  (22,356)
Long-term debt   189,750    87,600    80,000    71,400    86,800
Partners' equity 285,381   169,994   151,476   115,054    99,967

DISTRIBUTIONS DECLARD
Per limited
 partner unit     $1.265     $1.20   $1.1375   $1.0625   $0.9625

OTHER DATA
Depreciation and
 amortization    $21,528   $19,072   $16,742   $14,960   $14,473
Cash flow from
 Operating        96,532    94,161    84,565    81,093    69,243
 activities
Capital           44,989    30,239    28,520    19,237    23,813
 expenditures
Combined           6,844     6,920     6,304     5,918     5,511
 attendance
Combined guest
 per capita       $32.66    $31.75    $30.29    $30.04    $28.86
 Spending (7)

                   1992      1991      1990      1989      1988
              (in thousands except amounts per unit and per capita)

OPERATING DATA
Net Revenues    $152,961  $127,950   $121,962  $120,013  $103,157
Operating Income  49,111    42,394     40,324    39,616    30,132
Net Income        42,921    35,975     33,173    31,623    22,593
Per limited
 partner unit (6)   0.98      0.84       0.78      0.74      0.53

FINANCIAL POSITION
Total Assets    $209,472  $142,532   $141,668  $136,036  $135,395
Working Capital
 (deficit)       (19,028)  (14,616)   (13,446)  (11,908)  (10,915)
Long-term debt    89,700    65,900     69,900    71,100    77,900
Partners' equity  81,333    55,132     51,755    47,439    41,039

DISTRIBUTIONS DECLARED
Per limited      $0.8625   $0.7625     $0.675     $0.59     $0.54
 partner unit (7)

OTHER DATA
Depreciation and
 amortization    $12,421   $10,314     $9,706    $9,618    $9,075
Cash flow from
 Operating        56,034    46,275     43,703    41,000    32,596
 activities
Capital           15,934    10,333     15,168     9,797     8,112
 expenditures
Combined           4,857     4,088      4,130     4,310     3,907
 attendance
Combined guest
 per capit        $27.98    $27.84     $26.64    $25.45    $23.80
 Spending (8)

NOTE 1 - Knott's Berry Farm is included in 1997 data for  three days subsequent to its acquisition on December 29, 1997.

NOTE 2 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 3 - The 1994 operating results include nonrecurring gains of $2.1 million relating to insurance claim settlements, partially offset by a $0.7 million charge to interest expense for refinancing of long-term debt.

NOTE 4 - The 1993 operating results include a nonrecurring credit for deferred taxes of $11.0 million, or $0.49 per unit.

NOTE 5 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 6 - The 1987 operating results include extraordinary and nonrecurring expenses of $13.9 million. or $0.86 per unit.

NOTE 7 - Net income per limited partner unit is computed based on the weighted average number of units outstanding.

NOTE 8 - Guest per capita spending includes all amusement park, causeway tolls and parking revenues for the amusement park operating season. Revenues from water parks, marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Net revenues for the year ended December 31, 1997 were $264.1 million, a 5% increase over the year ended December 31, 1996. This followed a 15% increase in 1996, when revenues rose to $250.5 million from $218.2 in 1995. Net revenues for 1997 reflect a 1 % decrease in combined attendance (to 6.8 million from 6.9 million in 1996) offset by an increase of 3% in combined guest per capita spending and an increase of 29% in out-of-park revenues, principally from the Radisson / TGI Friday's franchises acquired in December 1996. In 1997, Dorney Park and Worlds of Fun both had excellent years, which nearly offset attendance declines at Cedar Point and Valleyfair caused by unusually cool and wet weather during important parts of the season. Nearly perfect weather throughout the peak vacation months of July and August, together with the successful debut of Steel Force, contributed to Dorney's record performance. Knott's Berry Farm, which was acquired in late December of 1997, also made a small contribution for the last three days of the year.

In 1996, Valleyfair achieved a record year and combined attendance increased 10% to 6.9 million, which included Worlds of Fun's first full year contribution. In 1995, in spite of an unusually cold and rainy spring at Valleyfair and Dorney Park, combined attendance increased 7% to 6.3 million, which included Worlds of Fun's contribution of approximately 415,000 in attendance for the period following its acquisition. Combined guest per capita spending increased 5% in 1996 and 1% in 1995.

Costs and expenses before depreciation and amortization in 1997 increased to $166.3 million from $150.3 million in 1996 and $128.4 million in 1995, largely due to the addition of the Radisson / TGI Friday's operations in 1997. Included in costs and expenses are approximately $4.7 million of incentive fees earned by the General Partner in 1997. This compares to $4.3 million and $3.9 million of incentive fees earned in 1996 and 1995, respectively.

Operating income in 1997 decreased 6% to $76.3 million, following an 11% increase in 1996 and a 7% increase in 1995. The 1997 decrease in operating income was the result of attendance declines at Cedar Point and Valleyfair. In 1996, operating income increased as the result of greater profits generated from the Partnership's original three parks, together with Worlds of Fun's first full year profit contribution. Increased guest per capita spending at the Partnership's original three parks, in addition to Worlds of Fun contributing $2.1 million in operating profits for the period after its acquisition, generated the increase in operating income in 1995.

Net income for 1997 decreased 8% to $68.5 million compared to $74.2 million in 1996 and $66.1 million in 1995.
In 1997, interest expense rose due to the increased debt from the acquisition of the Radisson /TGI Friday's franchises at the end of 1996.

For 1998, the Partnership plans to invest $38 million in capital improvements at its original four parks, including Cedar Point's new state-of-the-art thrill ride, Power Tower, and Worlds of Fun's Mamba, one of the world's tallest and fastest roller coasters. Plans for capital expenditures at Knott's Berry Farm for 1998 are currently being finalized. We are optimistic that these major attractions, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather and the economy, preclude us from anticipating significant long-term increases in attendance at our parks. Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks. This has enabled us to maintain a consistently high attendance level as well as steady increases in guest per capita spending and revenues from guest accommodations at Cedar Point, while carefully controlling operating and administrative expenses.

The acquisition of Knott's Berry Farm will have a material effect on the Partnership's results of operations in 1998, due to the inclusion of a full year of operations.

Financial Condition

The Partnership ended 1997 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.8 at December 31, 1997 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 1997, cash generated from operations totaled $96.5 million and net borrowings, excluding the Knott's acquisition, totaled $7.7 million. The Partnership used $45.0 million for capital expenditures and $58.3 million for distributions to the general and limited partners. Distributions in 1998, at the current annual rate of $1.28 per unit, would total approximately $65 million, 12% higher than the distributions paid in 1997.

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $139.75 million was borrowed and in use as of December 31, 1997. In January 1998, $50 million of the yearend bank borrowings were refinanced on a long-term basis at favorable rates. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and distribution requirements.

Because of a recent change in federal tax laws, the Partnership plans to remain a publicly traded partnership. The exemption of existing publicly traded limited partnerships from federal income taxes was continued, and a new 3.5% tax is payable on partnership gross income beginning in 1998. On a pro forma basis, including Knott's Berry Farm, the impact of the new tax on 1997 income would have been $12.1 million (see Note 2). Under prior law, the Partnership would have been required to pay corporate income taxes beginning in 1998.

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

                                             ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 28, 1998.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit data)

For the years ended December 31,      1997       1996      1995
Net revenues
Admissions                          $135,625  $135,838  $112,582
Food, merchandise and games          105,944    99,166    91,529
Accommodations and other              22,568    15,519    14,086
                                     264,137   250,523   218,197
Cost and expenses:
Cost of products sold                 26,006    25,022    22,880
Operating expenses                   108,800    96,328    80,801
Selling, general and
 administrative                       31,500    28,980    24,761
Depreciation and amortization         21,528    19,072    16,742
                                     187,834   169,402   145,184
Operating income                      76,303    81,121    73,013
Interest expense, net                  7,845     6,942     6,877
Net income                           $68,458   $74,179   $66,136
Net income allocated to general
 partners                                330       742       661
Net income allocated to limited
 partners                            $68,128   $73,437   $65,475
Weighted average limited
 partner units and equivalents
 outstanding-Basic                    45,965    45,920    45,096
Net income per limited partner
 unit-Basic                            $1.48     $1.60     $1.45
Weighted average limited
 partner units and equivalents
 outstanding-Diluted                  46,265    46,116    45,214
Net income per limited partner
 unit-Diluted                          $1.47     $1.59     $1.45

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands)
December 31,                                1997       1996
Assets
Current Assets:
 Cash                                      $2,520  $  1,279
 Receivables                                6,530     2,984
 Inventories                                9,055     4,446
 Prepaids                                   3,849     3,021
  Total current assets                     21,954    11,730
Land, Buildings and Equipment:
 Land                                     123,550    29,056
 Land improvements                         84,134    39,711
 Buildings                                158,550   105,545
 Rides and equipment                      331,342   231,457
 Construction in progress                  17,333     6,454
                                          714,909   412,223
Less accumulated depreciation            (147,772) (130,585)
                                          567,137   281,638
Intangibles, net of amortization           10,528    10,736
                                         $599,619  $304,104

Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable                         $15,644  $  5,251
 Distribution payable to partners          14,768    14,495
 Accrued interest                           1,576     1,555
 Accrued taxes                              4,602     3,604
 Accrued salaries, wages and benefits      11,305     5,539
 Self-insurance reserves                    8,946     6,635
 Other accrued liabilities                  5,585     2,162
  Total current liabilities                62,426    39,241

Other Liabilities                          10,312     7,269
Long-Term Debt:
 Revolving credit loans                   139,750    33,100
 Term debt                                 50,000    54,500
                                          189,750    87,600

Redeemable Limited Partnership Units       51,750       -
Partners' Equity:
 Special L.P. interests                     5,290     5,290
 General partners                             413       717
 Limited partners, 22,960,208 units
  outstanding                             279,678   163,987
                                          285,381   169,994
                                         $599,619  $304,104

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
For the years ended December 31,                  1997     1996     1995
Cash Flows From (For) Operating Activities
Net income                                      $68,458   $74,179  $66,136
Adjustments to reconcile net income to net
 cash from operating activities
 Depreciation and amortization                   21,528    19,072   16,742
 Change in assets and liabilities, net of
  effects from acquisitions:
 Decrease in inventories                           (214)       22      670
 Decrease (increase) in current and other
  assets                                            576      (422)     267
 Increase (decrease) in accounts payable          2,455    (1,541)  (2,188)
 Increase in self-insurance reserves                581       233      315
 Increase in other current liabilities              105       942      956
 Increase in other liabilities                    3,043     1,676    1,667
  Net cash from operating activities             96,532    94,161   84,565

Cash Flows From (For) Investing Activities
Capital expenditures                            (44,989)  (30,239) (28,520)
Acquisition ofKnott's Berry Farm:
 Land, buildings and equipment acquired        (261,685)      --      --
 Negative working capital assumed, net of cash
  acquired                                       10,281       --      --
Acquisition ofJHW Limited Partnership:
 Land, buildings, rides and equipment acquired     --     (16,295)    --
 Negative working capital assumed, net of cash
  acquired                                         --         442     --
Acquisition ofWorlds of Fun/Oceans of Fun:
 Land, buildings, rides and equipment acquired
                                                   --       --     (37,350)
 Negative working capital assumed, net of cash
  acquired                                         --       --       1,481
   Net cash (for) investing activities         (296,393)  (46,092) (64,389)

Cash Flows From (For) Financing Activities
Net borrowing (payment) on revolving credit
 loans                                           12,150    (8,375)  (5,303)
Repayment of term debt                           (4,500)     --       --
Distributions paid to partners                  (58,254)  (54,501) (51,245)
Withdrawal of Special General Partner              (196)     --       --
Acquisition ofKnott's Berry Farm:
 Borrowings on revolving credit loans            94,500      --       --
 Issuance of limited partnership units          157,402      --       --
Acquisition of JHW Limited Partnership:
 Borrowings on revolving credit loans               --     11,475     --
 Long-term debt of JHW Limited Partnership          --      4,500     --
Acquisition of Worlds of Fun/Oceans of Fun:
 Borrowings on revolving credit loans for
  refinancing of assumed long-term debt             --       --     13,903
 Issuance of limited partnership units              --       --     22,230
   Net cash (for) financing activities          201,102   (46,901) (20,415)

Cash:
Net increase (decrease) for the period            1,241     1,168     (239)
Balance, beginning of period                      1,279       111      350
Balance, end of period                           $2,520    $1,279     $111
Supplemental Information:
Cash payments for interest expense               $7,874    $7,072   $6,787

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
                                    Special   General   Limited    Total
                                     L.P.    Partners'  Partners'  Partners'
                                  Interests   Equity     Equity     Equity
Balance at December 31, 1994        $5,290     $389    $109,375   $115,054
 Issuance of 1,440,000 limited
  partnership units, for
  acquisition of Worlds of
  Fun/Oceans of Fun                   --        --       22,230     22,230
 Allocation of net income             --        661      65,475     66,136
 Partnership distributions
  declared ($1.1375 per limited
  partner unit)                       --       (519)    (51,425)   (51,944)

Balance at December 31, 1995         5,290      531     145,655    151,476
 Allocation of net income             --        742      73,437     74,179
 Partnership distributions
  declared ($1.20 per limited
  partner unit)                       --       (556)    (55,105)   (55,661)

Balance at December 31, 1996         5,290      717     163,987    169,994
 Issuance of 6,482,433 limited
 partnership units for acquisition
 on Knott's Berry Farm                 --        --     157,402    157,402
 Reclassification of redeemable
  limited partnership units            --        --     (51,750)   (51,750)
 Withdrawl of Special General
  Partner                              --      (196)       --         (196)
 Allocation of net income              --       330      68,128     68,458
 Partnership distributions
  declared ($1.265 per limited
  partner unit)                        --      (438)    (58,089)   (58,527)

Balance at December 31, 1997          $5,290   $413    $279,678   $285,381

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)    Partnership Organization

Cedar Fair, L.P (the "Partnership") is a Delaware limited partnership which commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. At December 31, 1997, 44,480,416 limited partnership units were registered on The New York Stock Exchange, after giving effect to a 2-for-1 split issued in the fourth quarter of 1997. All unit and per unit amounts in these financial statements have been restated to reflect this split. An additional 1,440,000 limited partnership units were issued in 1995 in connection with the acquisition of Worlds of Fun/Oceans of Fun, and 6,482,433 limited partnership units were issued on December 29, 1997 in connection with the acquisition of Knott's Berry Farm, as discussed in Note 7. The units issued in these acquisitions have not been registered with the Securities and Exchange Commission, and are subject to certain trading restrictions.

The Partnership's General Partner is Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "General Partner"). Effective July 1, 1997 CF Partners, the Special General Partner, voluntarily withdrew from the Partnership and, in accordance with the Partnership Agreement, received $400,000 as final payment of the balance of its 1997 fees. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.5% interest in income, losses and cash distributions of the Partnership, compared with a 99.0% interest in prior periods. The General Partner owns a 0.5% interest in the Partnership's income, losses, and distributions except in defined circumstances, and has full control over all activities of the Partnership.

For the services it provides, the General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The General Partner earned $5,335,000, $4,926,000 and $4,430,000 of total fees in 1997,
1996 and 1995, respectively.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined.

(2)  Summary Of Significant Accounting Policies:

The following policies are used by the Partnership in its preparation of the accompanying consolidated financial statements.

Principles Of Consolidation: The consolidated financial statements include the accounts of the Partnership and its wholly-owned corporate subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Inventories: The Partnership's inventories primarily represent purchased products, such as merchandise and food, for sale to its customers. All inventories, except those at Knott's Berry Farm, are valued at the lower of first-in, first-out cost or market. Inventories at Knott's are valued principally under the last-in, first-out method.

Depreciation and Amortization: The Partnership's policy is to provide depreciation on a straight-line basis over the estimated useful lives of its assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the Dorney Park & Wildwater Kingdom assets acquired in 1992, the Worlds of Fun/Oceans of Fun assets acquired in 1995, the JHW Limited Partnership assets acquired at the end of 1996, and the Knott's Berry Farm assets acquired in 1997. The unit method is used for all individual assets subsequently purchased.

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

The weighted average useful lives combining both methods are approximately:

       Land improvements      23   Years
       Buildings              29   Years
       Rides                  17   Years
       Equipment              10   Years

Goodwill is amortized over a 40-year period.

Segment Reporting: The Partnership is in the single business of operating amusement parks with accompanying resort facilities.

Income Taxes: The accompanying statements of operations do not include a provision for corporate income taxes, as the income of the Partnership is not taxed directly; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners. Net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. Federal tax legislation in 1997 provided a continuing income tax exemption to existing "publicly traded partnerships," such as Cedar Fair; L.P, with a 3.5% tax to be levied on partnership gross income (net revenues less cost of products sold) beginning in 1998 in place of corporate income taxes. The Partnership plans to remain a publicly traded partnership under the terms of this new tax law. If it had applied to 1997 results, the Partnership would have recorded a tax provision of approximately $8.3 million.

Earnings Per Unit: The Partnership has presented, and where appropriate, restated earnings per unit amounts for all periods to conform with Statement of Financial Accounting Standards No.128 (Earnings per Share). For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

                                  1997     1996    1995
                           (in thousands except per unit data)
       Basic weighted average
         units outstanding       45,965   45,920   45,096
       Effect of dilutive units:
        Deferred units
         (see note 5)               291      169      118
        Contingent units -
         Knott's acquisition
          (see note 7)                9       --       --
       Diluted weighted average
        units outstanding        46,265   46,116   45,214

       Net income per unit -      $1.48    $1.60    $1.45
         basic
       Net income per unit -      $1.47    $1.59    $1.45
         diluted

3)  Long-Term Debt:

At December 31,1997 and 1996, long-term debt consisted of
the following:
                                  1997        1996
                                   (In thousands)

       Revolving credit loans    $139,750   $ 33,100
       Term debt                   50,000     54,500
                                 $189,750   $ 87,600



Revolving Credit Loans: In December 1997, the Partnership entered into a new credit agreement with five banks under which it will have available a $200 million revolving credit facility through April 2002. Borrowings under this credit facility were $139.75 million as of December 31, 1997 which was the maximum outstanding balance during 1997, at an average interest rate of 6.2%.

Borrowings under this agreement bear interest at the banks' prime lending rate, with more favorable LIBOR and other rate options. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt: In 1994, the Partnership refinanced $50 million in senior notes at an interest rate of 8.43%. The
Partnership is required to make annual repayments of $10 million in August 2002 through August 2006 and may make prepayments with defined premiums. The fair value of the aggregate future repayments on these senior notes at December 31, 1997, as required by Statement of Financial
Accounting Standards No.107, would be approximately $56.3 million, applying a discount rate of 6.7%.

In January 1998, the Partnership entered into a new note agreement for the issuance of an additional $50 million in 6.68% senior notes to refinance a portion of the Knott's
Berry Farm acquisition. The Partnership is required to make annual repayments of $10 million in August 2007 through August 2011 and may make prepayments with defined premiums.

The Partnership's consolidated balance sheet at December 31, 1996, reflects a $4.5 million term note, as a result of the acquisition of JHW Limited Partnership, which was subsequently repaid in 1997 (see Note 7).

Covenants: Under the terms of the credit agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth levels.

(4)  Special L.P. Interests:

In accordance with the Partnership Agreement, certain partners were allocated $5.3 million of 1987 and 1988 taxable income (without any related cash distributions) for which they received Special L.P. Interests. The Special L.P. Interests do not participate in cash distributions and have no voting rights. However, the holders of Special L.P. Interests will receive in the aggregate $5.3 million upon liquidation of the Partnership.

(5)  Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $1,352,000 in 1997, $1,361,000 in
1996 and $1,140,000 in 1995.

The Partnership also has an Employees' Savings and Investment Plan under which nonunion employees can contribute specified percentages of their salary matched up to a limit by the Partnership. Contributions by the Partnership to this plan appnoximated $450,000 in 1997, $430,000 in 1996 and $352,000 in 1995.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $359,000, $338,000 and $298,000 were contributed for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership believes that, as of December 31, 1997 it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of
1980.

In 1992, the Partnership amended its policy for payment of fees earned by the General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors. Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $2,409,000 in 1997, $2,196,000 in 1996 and $1,783,000 in
1995, including the value of 90,470, 104,232 and 73,662
limited partnership units issuable in future years, which are included in the calculation of diluted weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6)  Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.


(7)  Acquisitions:

On December 29, 1997, the Partnership acquired Knott's Berry Farm, a privately held partnership which owns and operates Knott's Berry Farm theme park in Buena Park, California and manages Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota. Knott's Berry Farm is a traditional, family-oriented theme park and Knott's Camp Snoopy is the nation's largest indoor theme park. The initial transaction price, which is subject to adjustment under certain circumstances, consisted of 6,482,433 unregistered limited partnership units (valued at an average price of $24.2813, or $157.4 million in the aggregate) and the payment of $94.5 million in cash borrowed under the expanded revolving credit agreement. The Partnership agreed to repurchase during 1998 up to an aggregate of 500,000 of these units per quarter at market prices upon demand. As of December 31, 1997 the market value of the 2 million redeemable units has been recorded separately in the accompanying balance sheet, and will be paid upon demand to repurchase these limited partnership units during 1998 or be reclassified into partners' equity as the redemption period expires.

Knott's Berry Farm's assets, liabilities and results of operations for the last three days of 1997 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their fair values at the date of acquisition.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry Farm had occurred at the beginning of each of the periods presented, with adjustments primarily attributable to interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.

        Years Ended December 31,       1997         1996
                            (In thousands except amounts per unit)

           Net revenues             $392,085      $375,583
           Net income               $ 73,066      $ 80,618
           Net income per limited
            partner unit-diluted    $   1.38      $   1.52

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

At the close of business on December 31, 1996, the Partnership acquired substantially all of the equity of JHW Limited Partnership, which owned a 237-room Radisson hotel and a large TGI Friday's restaurant near Cedar Point in Sandusky, Ohio. The Partnership acquired the remaining small equity interest in JHW at no additional cost in 1997. The purchase price of approximately $16 million, including $4.5 million of long-term debt, was allocated to the assets of JHW based on their relative fair values at the acquisition date. The results of JHW's operations are included in the Partnership's consolidated financial statements beginning in 1997.

At the close of business on July 28, 1995, the Partnership acquired substantially all of the assets of Worlds of Fun and Oceans of Fun, located in Kansas City, Missouri, in a transaction valued at $40 million. The purchase price consisted of the assumption of approximately $17 million of liabilities and the issuance of 1,440,000 unregistered limited partnership units (recorded at the July 28 NYSE closing price of $15.4375, or $22.2 million in the aggregate). The acquisition was accounted for as a purchase, and accordingly the purchase price was allocated to assets and liabilities acquired based upon their fair values at the
date   of  acquisition.  The  results  of  Worlds  of  Fun's
operations are included in the Partnership's consolidated financial statements from the date of acquisition.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management consisting of 19 individuals, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. On July 1, 1997, CF Partners, the Special General Partner, voluntarily withdrew from the Partnership. For additional information, including the fees paid to the General Partner for services rendered during 1997, attention is directed to Note 1 to the consolidated financial statements on page 10 in the Registrant's 1997 Annual Report to Unitholders, which note is incorporated herein by this reference.

Directors:

        Name             Age    Position with General Partner

   Richard L. Kinzel      57    President, Chief Executive
                                Officer, Director since 1986
   Lee A. Derrough*       53    Director since 1995
   Richard S. Ferreira*   57    Director since 1997
   Terry C. Hackett*      49    Director since 1997
   Mary Ann Jorgenson*    57    Director since 1988
   Donald H. Messinger*   54    Director since 1993
   James L. Miears        62    Executive  Vice President  and
                                General  Manager-Cedar  Point,
                                Director since 1993
   Thomas A. Tracy*       66    Director since 1993

* Member of Audit and Compensation Committees as of March 1, 1998.

The Board of Directors of the General Partner has a Compensation Committee and an Audit Committee. The Compensation Committee reviews the Partnership's compensation and employee benefit policies and programs and recommends related actions, as well as executive compensation decisions, to the Board of Directors. The Audit Committee meets periodically with the Partnership's independent auditors, reviews the activities of the Partnership's internal audit staff, considers the recommendations of the independent and internal auditors, and reviews the annual financial statements upon completion of the audit.

Each director of the General Partner is elected for a one-year term.

Executive Officers:

      Name                Age          Position with General Partner

  Richard L. Kinzel        57     President and Chief Executive Officer
                                  since 1986
  John R. Albino           51     Vice President-General Manager-Dorney
                                  Park since 1995
  Richard J. Collingwood   58     Corporate Vice President-General
                                  Services since 1992
  Jacob T. Falfas          46     Vice President-General Manager-Knott's
                                  Berry Farm since 1997
  Mark W. Freyberg         44     Vice President-Park Operations-
                                  Valleyfair since 1996
  Joseph E. Greene         55     Vice President-Maintenance-Dorney Park
                                  since 1996
  H. John Hildebrandt      48     Vice President-Marketing-Cedar Point
                                  since 1993
  Bruce A. Jackson         46     Corporate Vice President-Finance and
                                  Chief Financial Officer since 1992
  Lee C. Jewett            63     Corporate Vice President-Planning &
                                  Design since 1990
  Daniel R. Keller         48     Vice President-General Manager-Worlds of
                                  Fun since 1995
  Larry L. MacKenzie       42     Vice President-Revenue Operations-Dorney
                                  Park since 1997
  James L. Miears          62     Executive Vice President-General Manager-
                                  Cedar Point since 1993

      Name                Age      Position with Managing General Partner

  Charles M. Paul          44     Corporate Controller since 1996
  Thomas W. Salamone       53     Treasurer since 1982
  Alan L. Schwartz         48     Vice President-Finance-Valleyfair since
                                  1978
  Daryl R. Smith           43     Vice President-Park Operations-Cedar
                                  Point since 1998
  Linnea Stromberg-Wise    52     Vice President-Marketing-Valleyfair
                                  since 1995
  Joseph L. von der Weis   65     Corporate Vice President-Accommodations
                                  since 1996
  Walter R. Wittmer        57     Vice President-General Manager-
                                  Valleyfair since 1988

BUSINESS EXPERIENCE.

Directors:

Richard L. Kinzel has served as president and chief executive officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Lee A. Derrough is President and Chief Executive Officer of Hunt Midwest Enterprises, Inc., and has been associated with the Hunt companies since 1967. Mr. Derrough was elected as a director in 1995 pursuant to the Contribution Agreement dated July 28, 1995, which entitles Hunt Midwest Enterprises, Inc. to appoint a representative on the Board of Directors so long as it owns more than 1,380,000 units of Cedar Fair, L.P. Mr. Derrough is also a past president of the International Association of Amusement Parks and Attractions.

Richard S. Ferreira is a retired executive vice president of Golf Hosts, Inc. (developer and owner of nationally recognized resorts in Colorado and Florida) and a past member of its Board of Directors. Mr. Ferreira was associated with Golf Hosts for more than 26 years.

Terry C. Hackett is a business attorney and President of Hackett Management Corporation (real estate management) and previously served on the Board of Directors of Knott's Berry Farm since 1981.
Mr.   Hackett  was  elected  a  director  in   1997   as   a
representative of the Knott family following the acquisition of Knott's Berry Farm on December 29, 1997.

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

Jacob T. Falfas has served as Vice President-General Manager of Knott's Berry Farm since December 1997. From 1993 to 1997, he served as Vice President-Park Operations of Cedar Point, and prior to that he served as Director-Park Operations of Cedar Point for more than five years.

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

Larry  L.  MacKenzie  has  served as Vice  President-Revenue
Operations of Dorney Park since 1997. Prior to 1997, he served as Director-Revenue Operations of Dorney Park for more than five years.

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

Daryl R. Smith was appointed Vice President-Park Operations of Cedar Point in February 1998. Prior to that, he was Vice
President and Director-Park Operations of Dorney Park for more than five years.

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

Walter  R.  Wittmer  has  served as  Vice  President-General
Manager of Valleyfair since 1988.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

                 SUMMARY COMPENSATION TABLE

                                              Long-
                                Annual        Term
                             Compensation    Compens
                                              ation
           (a)        (b)    (c)      (d)      (f)     (i)
                                             Restric   All
                                               ted    Other
                           Salary    Bonus    Unit   Compens
                                             Awards   ation
        Name and     Year    ($)      ($)      ($)     ($)
        Principal
        Position

  Richard L. Kinzel, 1997  219,538  550,907  448,688  15,950
   President and     1996  207,692  516,532  349,627  81,960
   Chief Executive   1995  199,615  497,842  206,281 201,630
    Officer

  James L. Miears,   1997  162,730  296,853  125,706  15,950
   Executive Vice    1996  155,770  281,745  202,615  42,460
   President and     1995  149,422  271,551  129,425 105,030
   General Manager-
   Cedar Point

  Bruce A. Jackson,  1997  137,731  301,323  144,616  15,950
   Corporat Vice     1996  130,770  236,593  108,355  25,660
   President-        1995  124,808  226,293   97,854  28,830
   Finance and Chief
   Financial Officer

  Daniel R. Keller,  1997  146,731  267,713  144,809  15,950
   Vice President    1996  139,809  252,848   98,936  15,260
   and General       1995  128,654  244,396   55,483  15,130
   Manager-Worlds of
   Fun

  Walter R. Wittmer  1997  147,731  269,535  117,052  15,950
   Vice President    1996  140,769  254,653  172,379  94,060
   and General       1995  134,423  244,396  100,483  99,810
   Manager-Valleyfair

                   Notes To Summary Compensation Table:

Column (f) Restricted Unit Awards.   The  aggregate  number   of
        restricted Cedar Fair, L.P. depositary units, representing limited partner interests, awarded to Messrs. Kinzel, Miears, Jackson, Keller and Wittmer as of December 31, 1997, together with their market value at yearend, were 62,350 ($1,613,299), 31,133
        ($805,563),  22,761  ($588,939), 17,303  ($447,720)  and
        25,568 ($661,562), respectively. These units will accrue additional units on the date of each quarterly distribution paid by the Registrant, calculated at the NYSE closing price on that date.

Column (i) All   Other  Compensation.   Comprises  amounts  accrued
        under the following plans:

          1.  Profit Sharing Retirement Plan - With respect to
              1997, $11,200 was credited to the accounts of each of the named executive officers.
          2. Employees' Savings and Investment Plan - With respect to 1997, $4,750 was credited to the accounts of each of the named executive officers.
          3. Supplemental Retirement Benefits - No amounts were awarded in 1997.

Cash bonuses, restricted unit awards and supplemental retirement benefits provided to the Partnership's executive management are reimbursed by the General Partner out of funds provided by management and incentive fees and cash distributions from the Partnership.

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

    Length of Service               Severance Pay

     1 year through 10 years     One week of pay for each
                                  full year of service
    11 years through 30 years    Ten weeks' pay plus two
                                  weeks of pay for each
                                  full year of service in
                                  excess of 10
    31 years or more             Fifty-two weeks of pay

In addition, eight executive officers of the Partnership, including each of the executive officers named in the Summary Compensation Table, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

Restricted Unit Awards.

Restricted unit awards represent the named executive officer's right to receive newly issued Cedar Fair, L.P. units at specified future dates if the individual is still employed by the Partnership at that time. The dollars allocated annually to each officer are converted to a number of deferred Partnership units based on the NYSE closing price on the first Monday in December of the year granted. These units, together with quarterly distributions thereon, vest in years three through five after the date of grant.

In the event of death, total disability, retirement at age 62 or over, removal of the General Partner, or a "change-in-control" of the Partnership (as defined), all accrued units for a participant will become fully vested and will be issued at the time of such event. Failure to remain an employee of the Partnership on any vesting date for any other reason will result in the forfeiture of all unissued deferred units of a participant.


Supplemental Retirement Benefits.

Supplemental retirement benefits represent the named executive officer's right to receive cash payments from the Partnership upon retirement at age 62 or over, with a minimum of 20 years' service to the Partnership, its predecessors and/or successors. Amounts are allocated among the executive officers as approved by the Compensation Committee of the Board, based on a target annual retirement benefit (including amounts projected to be available from the Partnership's profit sharing retirement plan) of 57.5% of average base salary projected for the three years prior to retirement at age 65. Each officer's account accrues interest at the prime rate as established from time to time by the Partnership's lead bank, beginning on December 1 of the year of grant. Executive officers leaving the employ of the Partnership prior to reaching age 62 or with less than 20 years of service will forfeit their entire balance. In the event of death, total disability, retirement at age 62 or over with at least 20 years' service, or removal of the General Partner (unless resulting from reorganization of the Partnership into corporate form), all amounts accrued will become immediately and fully vested and payable to the executive officers. In the event of a "change-in-control" (as defined), all amounts accrued will become fully vested and will be funded in a trust, for the benefit of the executive officers when they reach age 62, die, or become totally disabled, whichever occurs first. At each executive officer's option, the accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

According  to  information obtained by the Partnership  from
Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 13, 1998.

B.  Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 13, 1998.

                         Amount and Nature of Beneficial Ownership
Name of              Beneficial Investment Power    Voting Power    Percent
Beneficial Owner     Ownership   Sole     Shared    Sole    Shared  of Units

Richard L. Kinzel (1)  646,878  259,872   387,006 259,872   387,006   1.2
Lee A. Derrough          2,000    2,000      -0-    2,000      -0-     *
Richard S. Ferreira      1,000    1,000      -0-    1,000      -0-     *
Terry C. Hackett (2)   405,848     -0-    405,848    -0-    405,848   1.0
Mary Ann Jorgenson (3) 764,776      400   764,376     400   764,376   1.5
Donald H. Messinger        695      695      -0-      695      -0-     *
James L. Miears  (1)   452,132   56,477   395,655  56,477   395,655   1.0
Thomas A. Tracy          5,817    4,182     1,635   4,182     1,635    *
Bruce A. Jackson        63,399   61,399     2,000  61,399     2,000    *
Daniel R. Keller (1)   440,573   57,553   383,020  57,553   383,020   1.0
Walter R. Wittmer (4)   37,372   37,072       300  37,072       300    *

All Directors an     2,425,485  813,656 1,611,829 813,656 1,611,829   4.6
 officersas a group
 (25 individuals)

*  Less than one percent of outstanding units.

(1) Includes 383,020 units held by a corporation of which Messrs. Kinzel, Miears and Keller, together with certain other current and former executive officers of the General Partner, are shareholders and, under Rule 13d-3 of the Securities and Exchange Commission, are deemed to be the beneficial owners of these units by having shared investment and voting power. Messrs. Kinzel, Miears and Keller disclaim beneficial ownership of 331,400, 341,724 and 346,886, respectively, of these units. The units owned by the corporation have been counted only once in the total of the directors and executive officers as a group.

(2) Excludes 1,071,122 units held in an escrow account and 4,870,180 units held by other members of the Knott family.

(3) Includes 763,976 units held by certain trusts of which Mrs. Jorgenson and another partner of Squire, Sanders &
      Dempsey  L.L.P.  are  trust advisors,  as  to  which  Mrs.
      Jorgenson disclaims beneficial ownership.

(4) Includes 300 units held by Mr. Wittmer's son, as to which Mr. Wittmer disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Note 1 to the consolidated financial statements on page 10 in the Registrant's 1997 Annual Report to Unitholders, which is incorporated herein by this reference. Also, see Item 2 for discussion of a land acquisition from an affiliate of Hunt Midwest Enterprises, Inc.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K.

A.  1.  Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 7-
14 in the Registrant's 1997 Annual Report to Unitholders, which are incorporated herein by this reference.

 (i)  Consolidated Balance Sheets - December 31, 1997 and
      1996.
(ii)  Consolidated Statements of Operations - Years ended
      December 31, 1997, 1996 and 1995.
(iii) Consolidated Statements of Partners' Equity - Years ended December 31, 1997, 1996 and 1995.
(iv)  Consolidated Statements of Cash Flows - Years ended
      December 31, 1997, 1996 and 1995.
 (v)  Notes to Consolidated Financial Statements - December
      31, 1997, 1996 and 1995.
(vi)  Report of Independent Public Accountants.

A.  2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A.  3.  Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or included as exhibits in this Form 10-K.

Exhibit
Number                        Description

3.1* Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).
3.2 Form of Admission and Substitution Agreement. Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992. Incorporated herein by reference to
        Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
4*      Form of Deposit Agreement.
10.1* Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.3* Letter amending Registration Agreement between Cedar Fair, L.P. and certain limited partners thereof.
10.4 Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 and $50,000,000, 8.43% Senior Note Due August 24, 2006.
        Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 2, 1994.
10.5 Contribution Agreement by and among Dorney Park Coaster Company, Wildwater Kingdom, Inc. and the Registrant, dated July 21, 1992. Incorporated herein by reference to Registrant's Form 8-K filed August 4, 1992.
10.9 Credit Agreement dated as of December 19, 1997 between Cedar Fair, L.P. Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, NBD Bank, National City Bank, First Union Bank and Mellon Bank, N.A. as lenders. Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 13, 1998.
10.10 Amendment No. 1 dated as of January 28, 1998, to Credit Agreement dated as of December 19, 1997.
10.15 Bonus and Incentive Compensation Policy for Officers of Cedar Fair Management Company dated as of November 2, 1992. Incorporated herein by reference to Exhibit
        10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
10.16 Contribution Agreement by and among Hunt Midwest Entertainment, Inc. and the Registrant, dated July 28, 1995. Incorporated herein by reference to Registrant's Form 8-K filed August 11, 1995.
10.17 Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to
        Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
10.18 Contribution Agreement by and among Cedar Fair, L.P., Knott's Berry Farm and the Partners of Knott's Berry Farm dated December 19, 1997. Incorporated herein by reference to Exhibit 10 to Registrant's Form 8-K filed January 13, 1998.
10.19 Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 and $50,000,000, 6.68% Series B Notes due August 24, 2011.
13      1997 Annual Report to Unitholders.
21*     Subsidiaries of Cedar Fair, L.P.

  *     Incorporated  herein  by reference to  the  Registration
        Statement  on Form S-1 of Cedar Fair, L.P., Registration
        No. 1-9444, filed April 23, 1987.

B.  Reports on Form 8-K.

The Registrant filed the following reports on Form 8-K for the year ended December 31, 1997:

     1) January 13, 1998: Form 8-K, Registrant acquires all of the partnership interests in Knott's Berry Farm, located in Buena Park, California.

     2)  March 13, 1998:  Form 8-K/A, Amendment No. 1 to Form
         8-K filed January 13, 1998.

         Item 7(a)(1) Financial Statements of Knott's Berry
                      Farm for the three years ended December 29, 1996, together with Independent Auditors' Report
               (a)(2) Financial Statements (unaudited)
                      of Knott's Berry Farm for the nine months ended September 28, 1997 and September 29, 1996
               (b)    Pro Forma Financial Information

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CEDAR FAIR, L.P.
                                   (Registrant)

DATED:    March 27, 1998

                                   /s/  Richard L. Kinzel
                                        Richard L. Kinzel
                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature             Title                       Date
/s/   Richard L. Kinzel   President and Chief           March 27, 1998
      Richard L. Kinzel   Executive Officer, Director

/s/   Bruce A. Jackson    Corporate Vice President-     March 27, 1998
      Bruce A. Jackson    Finance (Chief Financial Officer)

/s/   Charles M. Paul     Corporate Controller           March 27, 1998
      Charles M. Paul     (Chief Accounting Officer)

/s/   Lee A. Derrough     Director                       March 27, 1998
      Lee A. Derrough

/s/   Richard S. Ferreira Director                       March 27, 1998
      Richard S. Ferreura

/s/   Terry C. Hackett    Director                       March 27, 1998
      Terry C. Hackett

/s/   Mary Ann Jorgenson  Director                       March 27, 1998
      Mary Ann Jorgenson

/s/   Donald H. Messinger Director                       March 27, 1998
      Donald h. Messinger

/s/   James L. Miears     Executive Vice President,      March 27, 1998
      James L. Miears     Director

/s/   Thomas A. Tracy     Director                       March 27, 1998
      Thomas A. Tracy


                 ANNUAL REPORT ON FORM 10-K
                      CEDAR FAIR, L.P.
            For the Year Ended December 31, 1997

                        EXHIBIT INDEX

        Exhibit                                                    Page
3.1     Form of Third Amended and Restated Certificate and
        Agreement of Limited Partnership of Cedar Fair, L.P.         *
3.2     Form of Admission and Substitution Agreement.                *
3.3     Amendment No. 2 to Third Amended and Restated Agreement of
        Limited Partnership of Cedar Fair, L.P., dated as of         *
        December 31, 1992.
4       Form of Deposit Agreement.                                   *
10.1    Registration Agreement between Cedar Fair, L.P. and          *
        certain limited partners thereof.
10.3    Letter amending Registration Agreement between Cedar Fair,
        L.P. and certain limited partners thereof.                   *
10.4    Private Shelf Agreement with Prudential Insurance Company
        of America dated August 24, 1994 and $50,000,000, 8.43%      *
        Senior Note Due August 24, 2006.  Incorporated herein by
        reference to Exhibit 10.1 to Registrant's Form 10-Q for
        the quarter ended October 2, 1994.
10.5    Contribution Agreement by and among Dorney Park Coaster
        Company, Wildwater Kingdom, Inc. and the Registrant, dated   *
        July 21, 1992.
10.9    Credit Agreement dated as of December 19, 1997 between
        Cedar Fair, L.P., Cedar Fair, Magnum Management
        Corporation and Knott's Berry Farm as co-borrowers, and      *
        KeyBank National Association, NBD Bank, National City
        Bank, First Union Bank and Mellon Bank, N.A. as lenders.
10.10   Amendment No. 1 dated as of January 28, 1998, to Credit     22
        Agreement dated as of December 19, 1997.
10.15   Bonus and Incentive Compensation Policy for Officers of
        Cedar Fair Management Company dated as of November 2,        *
        1992.
10.16   Contribution Agreement by and among Hunt Midwest
        Entertainment, Inc. and the Registrant, dated July 28,       *
        1995.
10.17   Cedar Fair, L.P. Executive Severance Plan dated as of July   *
        26, 1995.
10.18   Contribution Agreement by and among Cedar Fair, L.P.,        *
        Knott's Berry Farm and the Partners of Knott's Berry Farm
        dated December 19, 1997.  Incorporated herein by reference to Exhibit 10 to Registrant's Form 8-K filed January 13,
        1998.
10.19   Private Shelf Agreement with The Prudential Insurance       26
        Company of America dated January 28, 1998 and $50,000,000,
        6.68% Series B Notes due August 24, 2011.
21      Subsidiaries of Cedar Fair, L.P.                             *
27      Financial Data Schedule                                     71

  *     Incorporated herein by reference; see Item 14(A) (3).


