Form 10-Q
period 1998-03-29
CEDAR FAIR L P
filed 1998-05-13
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



          (Mark One)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 29, 1998

                                    OR

          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________.

                       Commission file number 1-9444


                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

          Delaware                             34-1560655
(State or otherjurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification No.)


            P.O. Box 5006, Sandusky, Ohio  44871-5006
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
          Yes     X      No

             Title of Class                     Units Outstanding As Of
            Depositary Units                         May 11, 1998
(Representing Limited Partner Interests)              52,229,566

                      CEDAR FAIR, L.P.INDEX

      Part I -  Financial Information

      Item 1.      Financial Statements              3-8

      Item 2.      Management's Discussion and        9
                   Analysis of Financial
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form      10
                   8-K

      Signatures                                     11

      Index to                                       12
      Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                 3/29/98      12/31/97
                  ASSETS
Current Assets:
Cash                                            $ 1,171      $ 2,520
Receivables                                       5,289        6,530
Inventories                                      14,110        9,055
Prepaids                                          4,893        3,849
                                                 25,463       21,954
Land, Buildings, Rides and Equipment
Land                                            127,050      123,550
Land improvements                                84,134       84,134
Buildings                                       158,550      158,550
Rides and equipment                             332,687      331,342
Construction in progress                         33,324       17,333
                                                735,745      714,909
Less accumulated depreciation                  (150,179)    (147,772)
                                                585,566      567,137

Intangibles, net of amortization                 10,566       10,528
                                              $ 621,595    $ 599,619
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                              $  24,741    $  15,644
Distribution payable to partners                 16,810       14,768
Accrued interest                                  2,023        1,576
Accrued taxes                                     5,903        4,602
Accrued salaries, wages and benefits              7,648       11,305
Self-insurance reserves                           8,330        8,946
Other accrued liabilities                         7,492        5,585
                                                 72,947       62,426

Other Liabilities                                10,914       10,312
Long-Term Debt:
Revolving credit loans                          144,400      139,750
Term debt                                       100,000       50,000
                                                244,400      189,750

Redeemable Limited Partnership Units             41,063       51,750

Partners' Equity:
Special L.P. interests                            5,290        5,290
General partners                                    212          413
Limited partners, 52,268 and 52,403 units
 outstanding at March 29, 1998 and
 December 31, 1997, respectively                246,769      279,678
                                                252,271      285,381
                                              $ 621,595    $ 599,619

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)

                                  Three months ended       Twelve months ended
                                3/29/98       3/30/97     3/29/98     3/30/97
Net revenues                    $18,011      $ 1,418     $280,730    $251,593
Costs and expenses:
 Cost of products sold            3,045          280       28,771      25,196
 Operating expenses              27,253       13,046      123,007      98,184
 Selling, general and
  administrative                  4,404        2,885       33,019      29,062
 Depreciation and
  amortization                    2,494          263       23,759      19,236
                                 37,196       16,474      208,556     171,678

Operating income (loss)         (19,185)     (15,056)      72,174      79,915

Interest expense, net             3,641        1,902        9,584       6,976

Net income (loss) before
 taxes                          (22,826)     (16,958)      62,590      72,939

Provision for taxes                 661           -           661         -

Net income (loss)               (23,487)     (16,958)      61,929      72,939

Net income (loss) allocated
 to general partners               (117)        (170)         383         729

Net income (loss) allocated
 to limited partners           $(23,370)    $(16,788)     $61,546     $72,210

Earnings per limited partner
 unit:
 Weighted average limited
   partner units
   outstanding - basic           51,218        45,920      47,246      45,920
 Net income per limited
   partner unit - basic         $  (.46)      $  (.37)    $  1.30     $  1.57

 Weighted average limited
   partner units
   outstanding - diluted         52,631        46,195      47,821      46,140
 Net income per limited
   partner unit - diluted       $  (.44)      $  (.36)    $  1.29     $  1.57

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)

                        Special    General     Limited        Total
                          L.P.    Partners'    Partners'     Partners'
                       Interests   Equity      Equity        Equity
Balance at December
31, 1997                 $5,290    $  413    $ 279,678      $ 285,381

Expiration of
  redemption rights on     --         --         7,187          7,187
  limited partnership
  units

Allocation of net
 loss                      --        (117)     (23,370)       (23,487)

Distribution declared
 ($.32 per limited         --         (84)     (16,726)       (16,810)
  partner unit)

Balance at March 29,
  1998                  $5,290    $   212    $ 246,769      $ 252,271

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                    Three months ended     Twelve months ended
                                    3/29/98     3/30/97    3/29/98    3/30/97
CASH FLOWS FROM (FOR) OPERATING
 ACTIVITIES
Net income (loss)                  $(23,487)   $(16,958)   $61,929    $72,939
Adjustments to reconcile net
 income to net cash from (for)
 operating activities
  Depreciation and amortization       2,494         263     23,759     19,236
  Change in assets and
  liabilities, net of effects from
  acquisitions:
   Increase in inventories           (5,055)     (4,801)      (468)      (336)
   Decrease (increase) in current
    and other assets                   (483)        451       (359)       171
   Increase in accounts payable       9,101      10,219      1,337      1,557
   Increase (decrease) in self-
    insurance reserves              ( 1,176)        (39)      (556)        55
   Increase (decrease) in other
    current liabilities                  (2)     (3,291)     3,160       (815)
   Increase in other liabilities         368        250      3,395      2,714
 Net cash from (for) operating
  activities                         (18,240)   (13,906)    92,197     95,521

CASH FLOWS (FOR) INVESTING
 ACTIVITIES
Capital expenditures                 (19,491)   (10,068)   (54,411)   (29,202)
Acquisition of Knott's Berry
 Farm:
 Land, buildings, rides and
  equipment acquired                    -           -     (263,030)        -
 Negative working capital
  assumed, net of cash acquired         -           -       11,626         -
Acquisition of JHW Limited
 Partnership:
 Land, buildings and equipment
  acquired                              -           -           -     (16,295)
 Negative working capital
  assumed, net of cash acquired         -           -           -         442
 Net cash (for) investing
  activ ities                        (19,491)   (10,068)  (305,815)   (45,055)

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net borrowings (payments) on
 revolving credit loans                4,650     37,800    (21,000)   (10,275)
Refinancing of revolving credit
 with term debt                       50,000        -       50,000         -
Repayment of term debt                  -           -       (4,500)        -
Distributions paid to partners       (14,768)   (14,495)   (58,527)   (55,661)
Withdrawal of Special General
 Partner                                -           -         (196)        -
Acquisition of Knott's Berry
 Farm:
 Borrowings on revolving credit
  loans                                 -           -       94,500         -
 Issuance of limited partnership
  units                                 -           -      157,402         -
 Redemption of limited
  partnership units                  (3,500)        -       (3,500)        -
Acquisition of JHW Limited
 Partnership:
 Borrowings on revolving credit
  loans                                 -           -           -      11,475
 Long-term debt of JHW Limited
  Partnership                           -           -           -       4,500
 Net cash from (for) financing
  activities                         36,382      23,305    214,179    (49,961)

CASH:
 Net increase (decrease) for the
  period                             (1,349)       (669)       561        505
 Balance, beginning of period         2,520       1,279        610        105
 Balance, end of period           $   1,171   $     610  $   1,171   $    610

SUPPLEMENTAL INFORMATION
Cash payments for interest
 expense                          $   3,194   $   2,609   $   8,409  $  5,233

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR THE
         QUARTERS ENDEDMARCH 29, 1998 AND MARCH 30, 1997


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for the interim periods are not indicative of the results to be expected for the full year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 29, 1998 and March 30, 1997 to accompany the quarterly results. Because amounts for the 12 months ended March 29, 1998 include actual 1997 season operating results and exclude Knott's Berry Farm's results prior to its acquisition on December 29, 1997, they are not indicative of 1998 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 29, 1998 and March 30, 1997 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which were included in the Form 10-K filed on March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania;
Worlds of Fun / Oceans of Fun in Kansas City, Missouri; and Knott's Berry Farm in Buena Park, California. Virtually all of the Partnership's revenues from its four seasonal parks are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures: (a) depreciation, advertising and certain seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season at the seasonal parks which are amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.

(3)  Acquisitions:

As discussed in Note (7) in the 1997 Annual Report to unitholders, on December 29, 1997 the Partnership acquired all of the partnership interests in Knott's Berry Farm, which owns and operates Knott's Berry Farm theme park in Buena Park, California and manages Knott's Camp Snoopy at the Mall of America in
Bloomington, Minnesota. Knott's Berry Farm's results of operations are included in these consolidated financial statements for periods following the acquisition.

Under terms of the acquisition, the Partnership agreed to repurchase during 1998 up to an aggregate of 500,000 limited partnership units per quarter at market prices upon demand from the partners of Knott's Berry Farm. In the first quarter, the Partnership repurchased 135,283 units at an aggregate price of $3.5 million, and the redemption rights on 364,717 units expired without exercise.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry
Farm had occurred at the beginning of the three-month period ended March 30, 1997.

           Net revenues          $21,142,000
           Net income            (22,143,000)
           Net income per        $      (.42)
            limited partner
            unit - diluted

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results which may occur in the future.

(4)  Provision for Taxes:

Beginning in 1998, the Partnership is subject to a  new   federal
tax of 3.5% of its gross income (net revenues less cost of products sold) plus an additional 1% state tax on California-source gross income.

(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                              Three months ended     Twelve months ended
                              3/29/98    3/30/97     3/29/98    3/30/97
                                (in thousands except per unit data)

   Basic weighted average
    units outstanding          51,218     45,920      47,246    45,920

   Effect of dilutive units:
     Deferred units               342        275         307       220
     Contingent units -
       Knott's acquisition      1,071         -          268        -

   Diluted weighted average
    units oustanding           52,631     46,195      47,821    46,140

   Net income (loss) per
    unit - basic              $  (.46)    $ (.37)    $  1.30    $ 1.57

   Net income (loss) per
    unit - diluted            $  (.44)    $ (.36)    $  1.29    $ 1.57

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

The Partnership's revenues for the first quarter from its seasonal operations have historically been minimal and are primarily from restaurant operations, marina rentals and the Radisson / TGI Friday's operations at Cedar Point. Net revenues for the quarter ended March 29, 1998 increased to $18,011,000 from $1,418,000 for the quarter ended March 30, 1997, principally due to the acquisition of Knott's Berry Farm, which operates year-round.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's original four parks and daily operations at Knott's Berry Farm in 1998. The operating loss for the quarter was $19.2 million compared with $15.1 million in 1997, with the normal first quarter loss at Knott's accounting for the increase in the current period. After higher interest expense resulting from the acquisition, and recognition of a $661,000 charge related to the newly-enacted tax on publicly traded partnerships, the net loss for the quarter was $23.5 million, or $.44 per limited partner unit, compared with a net loss of $17.0 million, or $.36 per unit, in 1997.

Included in costs and expenses are approximately $1,318,000 of incentive fees payable to the general partner relating to the 1998 first quarter distribution, which exceeded the minimum distribution as defined in the partnership agreement by 13.87 cents per unit, or $7,289,000 in the aggregate. This compares to $1,137,000 of incentive fees in the 1997 first quarter.


Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $144.4 million was borrowed and in use as of March 29, 1998. The negative working capital ratio of 2.9 at March 29, 1998 is the result of the Partnership's highly seasonal business and careful management of cash flow. Current assets are at normal seasonal levels and credit facilities are in place to fund current liabilities as required.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)   -   1998 First Quarter Results Press Release

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       Managing General Partner



Date:   May 12, 1998          By        Bruce A. Jackson
                                        Bruce A. Jackson
                                         Vice President
                                    (Chief Financial Officer)


                              By         Charles M. Paul
                                         Charles M. Paul
                                      Corporate Controller
                                   (Chief Accounting Officer)

                        INDEX TO EXHIBITS

                                                       Page Number
Exhibit (20)  1998 First Quarter Results Press
                Release, May 12, 1998                       13