Form 10-Q
period 1998-06-28
CEDAR FAIR L P
filed 1998-08-12
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1998

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
          Yes     X      No

            Title of Class                    Units Outstanding As Of
           Depositary Units                      August 1, 1998
 (Representing Limited Partner Interests)          52,229,566

                          CEDAR FAIR, L.P.

                              INDEX

                           FORM 10 - Q




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

                        CEDAR FAIR, L.P.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                6/28/98    12/31/97
                  ASSETS
Current Assets:
 Cash                                            $9,950     $2,520
 Receivables                                     14,299      6,530
 Inventories                                     17,333      9,055
 Prepaids                                         6,102      3,849
                                                 47,684     21,954
Land, Buildings, Rides and Equipment:
 Land                                           127,050    123,550
 Land improvements                               88,554     84,134
 Buildings                                      162,839    158,550
 Rides and equipment                            358,507    331,342
 Construction in progress                        20,242     17,333
                                                757,192    714,909
 Less accumulated depreciation                 (160,631)  (147,772)
                                                596,561    567,137

Intangibles, net of amortization                 10,482     10,528
                                               $654,727   $599,619
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                               $36,999   $ 15,644
 Distribution payable to partners                16,797     14,768
 Accrued interest                                 4,099      1,576
 Accrued taxes                                    9,314      4,602
 Accrued salaries, wages and benefits            12,097     11,305
 Self-insurance reserves                          7,295      8,946
 Other accrued liabilities                       12,556      5,585
                                                 99,157     62,426

Other Liabilities                                10,984     10,312

Long-Term Debt:
 Revolving credit loans                         149,300    139,750
 Term debt                                      100,000     50,000
                                                249,300    189,750

Redeemable Limited Partnership Units             28,187     51,750

Partners' Equity:
 Special L.P. interests                           5,290      5,290
 General partner                                    227        413
 Limited partners, 52,230 and 52,403 units
  outstanding at June 28, 1998 and              261,582    279,678
  December 31, 1997, respectively
                                                267,099    285,381
                                               $654,727   $599,619

 The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per unit data)


                                 Three months ended   Twelve months ended
                                  6/28/98    6/29/97   6/28/98   6/29/97

Net revenues                     $120,545    $79,237  $322,038   $251,051
Costs and expenses:
 Cost of products sold             14,072      8,256    34,587     25,079
 Operating expenses                51,932     35,856   139,083    101,520
 Selling, general and              15,637      9,979    38,677     29,502
  administrative
 Depreciation and amortization     10,535      8,187    26,107     19,806
                                   92,176     62,278   238,454    175,907

Operating income                   28,369     16,959    83,584     75,144

Interest expense, net               4,441      2,542    11,483      7,167

Net income before taxes            23,928     14,417    72,101     67,977

Provision for taxes                 4,155        -       4,816        -

Net income                         19,773     14,417    67,285     67,977
Net income allocated to                99        144       336        680
 general partner
Net income allocated to           $19,674    $14,273   $66,949    $67,297
 limited partners

Earnings per limited partner
 unit:
Weighted average limited partner
 units outstanding - basic         51,165     45,920    48,557     45,920
Net income per limited partner     $  .38     $  .31   $  1.38     $ 1.46
 unit - basic


Weighted average limited partner
 units outstanding - diluted       52,582     46,199    49,416     46,165
Net income per limited partner     $  .37     $  .31   $  1.35     $ 1.46
 unit - diluted



 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                         (In thousands)


                        Special       General    Limited     Total
                          L.P.       Partner's   Partners'  Partners'
                       Interests      Equity      Equity     Equity
Balance at December    $   5,290     $    413    $279,678   $285,381
  31, 1997

Expiration of redemption
 rights on limited           -             -        7,187      7,187
 partnership units

Allocation of net            -           (117)    (23,370)   (23,487)
 loss

Distribution declared        -            (84)    (16,726)   (16,810)
 ($.32 per limited
  partner unit)

Balance at March 29,       5,290          212     246,769    252,271
  1998

Expiration of redemption
 rights on limited           -             -       11,852     11,852
 partnership units

Allocation of net            -             99      19,674     19,773
 income

Distribution declared        -            (84)    (16,713)   (16,797)
 ($.32 per limited
  partner unit)

Balance at June 28,     $  5,290     $    227    $261,582   $267,099
  1998



 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                      Three months ended    Twelve months ended
                                       6/28/98   6/29/97   6/28/98    6/29/97

CASH FLOWS FROM (FOR) OPERATING
 ACTIVITIES
Net income                             $19,773   $14,417   $67,285    $67,977
Adjustments to reconcile net income
 to net cash from operating activities
 Depreciation and amortization          10,535     8,187    26,107     19,806
 Change in assets and liabilities, net
  of effects from acquisitions:
  (Increase) decrease in inventories    (3,223)   (2,107)   (1,584)       474
  (Increase) in current and other      (10,218)   (9,919)     (658)      (737)
   assets
  Increase in accounts payable          12,258     4,307     9,288      2,059
  Increase (decrease) in self-          (1,035)      373    (1,964)       529
   insurance reserves
  Increase (decrease) in other          15,000     9,763     8,397       (170)
   current liabilities
  Increase in other liabilities             70       702     2,763      3,374
 Net cash from operating activities     43,160    25,723   109,634     93,312

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES
Capital expenditures                   (21,447)  (17,750)  (58,108)   (35,936)
Acquisition of Knott's Berry Farm:
 Land, buildings, rides and equipment      -         -    (263,030)       -
  acquired
 Negative working capital assumed, net     -         -      11,626        -
  of cash acquired
Acquisition of JHW Limited Partnership:
 Land, buildings and equipment             -         -         -      (16,295)
  acquired
 Negative working capital assumed, net     -         -         -          442
  of cash acquired
Net cash (for) investing               (21,447)  (17,750) (309,512)   (51,789)
 activities

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net borrowings (payments) on             4,900    10,700   (26,800)    (1,075)
 revolving credit loans
Refinancing of revolving credit            -         -      50,000        -
 with term debt
Repayment of term debt                     -         -      (4,500)       -
Distributions paid to partners         (16,810)  (14,495)  (60,842)   (56,821)
Withdrawal of Special General              -         -        (196)       -
 Partner
Acquisition of Knott's Berry Farm:
 Borrowings on revolving credit            -         -      94,500        -
  loans
 Issuance of limited partnership           -         -     157,402        -
  units
 Redemption of limited partnership      (1,024)      -      (4,524)       -
  units
Acquisition of JHW Limited Partnership:
 Borrowings on revolving credit            -         -         -       11,475
  loans
 Long-term debt of JHW Limited             -         -         -        4,500
  Partnership
Net cash from (for) financing          (12,934)   (3,795)  205,040    (41,921)
 activities

Cash:
Net increase (decrease) for the          8,779     4,178     5,162       (398)
 period
Balance, beginning of period             1,171       610     4,788      5,186
Balance, end of period                $  9,950  $  4,788  $  9,950   $  4,788

SUPPLEMENTAL INFORMATION
Cash payments for interest expense    $  2,365  $  1,437  $  9,337   $  6,887


 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CEDAR FAIR, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS ENDED
                 JUNE 28, 1998 AND JUNE 29, 1997


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 28, 1998 and June 29, 1997 to accompany the quarterly results. Because amounts for the 12 months ended June 28, 1998 include actual 1997 peak season operating results and exclude Knott's Berry Farm's results prior to its acquisition on December 29, 1997, they are not indicative of 1998 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended June 28, 1998 and June 29, 1997 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which were included in the Form 10-K filed on March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2)  Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Valleyfair in Shakopee, Minnesota; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania;
Worlds of Fun / Oceans of Fun in Kansas City, Missouri; and Knott's Berry Farm in Buena Park, California. Virtually all of the Partnership's revenues from its four seasonal parks are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its highest level of attendance during the third quarter of the year.

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

Under terms of the acquisition, the Partnership agreed to repurchase during 1998 up to an aggregate of 500,000 limited partnership units per quarter at market prices upon demand from the partners of Knott's Berry Farm. In the second quarter, the Partnership repurchased 38,000 units at an aggregate price of $1.0 million, and the redemption rights on 462,000 units expired without exercise.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry
Farm had occurred at the beginning of the three-month period ended June 29, 1997.

           Net revenues                $111,932,000
           Net income                    16,498,000
           Net income per limited
            partner unit - diluted       $      .31


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

(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                            Three months ended   Twelve months ended
                            6/28/98   6/29/97    6/28/98    6/29/97
                             (in thousands except per unit data)

  Basic weighted average    51,165    45,920     48,557     45,920
   units outstanding
  Effect of dilutive
   units:
    Deferred units             346       278        323        245
    Contingent units -       1,071        -         536         -
     Knott's acquisition

  Diluted weighted average  52,582    46,199     49,416     46,165
   units outstanding

  Net income per unit -      $ .38    $  .31    $  1.38    $  1.46
    basic

  Net income per unit -      $ .37    $  .31    $  1.35    $  1.46
    diluted

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Net revenues for the quarter ended June 28, 1998, increased 52% to $120.5 million, from $79.2 million for the quarter ended June 29, 1997. Operating income increased 67% to $28.4 million from $17.0 million, and net income for the period increased 37% to
$19.8 million, or $.37 per limited partner unit, from $14.4 million, or $.31 per unit, in 1997.

Operating results for the second quarter were significantly impacted by the addition of Knott's Berry Farm, which was acquired in December 1997. Excluding operations at Knott's Berry Farm, net revenues and operating income for the period increased 11% and 41%, respectively, on an 8% increase in combined attendance, a 5% increase in combined in-park guest per capita spending, and a 3% increase in out-of-park revenues at the Partnership's original four parks. These gains were partially offset by higher interest expense resulting from the acquisition of Knott's Berry Farm and a $4.2 million ($.08 per unit) charge related to the new tax on publicly traded partnerships.

Combined early-season attendance is up, due to the very successful debuts of Cedar Point's new world-class thrill ride, Power Tower, and Worlds of Fun's new super-coaster, Mamba, as well as improved weather at Cedar Point compared with the cold and rainy spring last year. Guest comments regarding our new rides have been extremely favorable. The growth in in-park guest per capita spending at each of the parks has also been strong. Supreme Scream, a new world-class thrill ride which debuted on July 3 at Knott's Berry Farm, is also generating tremendous enthusiasm and has the potential to make the rest of 1998 an outstanding period of growth for the park.


Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $149.3 million was borrowed and in use as of June 28, 1998. Current assets and liabilities are at normal seasonal levels at June 28, 1998, and the negative working capital ratio of 2.1 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund current liabilities and quarterly distributions to partners.


Year 2000 Compliance:

The Partnership is currently taking the steps necessary to insure its computer systems and equipment are Year 2000 compliant and does not expect to incur any material costs in the process. The Partnership also has no reason to believe that any third party with whom it has a material relationship will not be Year 2000 compliant, and is taking the steps necessary to verify the Year 2000 readiness of any third party whose lack of Year 2000 preparation could cause a material impact on the Partnership's business.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)   -   1998 Second Quarter Press Release

(b)  Reports on Form 8-K:  None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CEDAR FAIR, L.P.
                               (Registrant)

                              By Cedar Fair Management Company
                                   General Partner



Date:   August 10, 1998         /s/  Bruce A. Jackson
                                     Bruce A. Jackson
                                      Vice President
                                 (Chief Financial Officer)


                                /s/  Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                        INDEX TO EXHIBITS

                                                  Page Number


Exhibit (20)   1998 Second Quarter Press Release.      13