Form 10-Q
period 1998-09-27
CEDAR FAIR L P
filed 1998-11-12
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 27, 1998

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
          Yes     X      No

         Title of Class                Units Outstanding As Of
        Depositary Units                  November 1, 1998
 (Representing Limited Partner               52,124,566
           Interests)

                           CEDAR FAIR, L.P.

                                 INDEX

                              FORM 10 - Q




      Part I - Financial Information

      Item 1.      Financial Statements               3-8

      Item 2.      Management's Discussion and        9-10
                   Analysis of Financial
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form       11
                   8-K

      Signatures                                      12

      Index to Exhibits                               13

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                             9/27/98     12/31/97
                  ASSETS
Current Assets:
 Cash                                        $   5,728   $   2,520
 Receivables                                    18,925       6,530
 Inventories                                    10,179       9,055
 Prepaids                                        1,634       3,849
                                                36,466      21,954
Land, Buildings, Rides and Equipment:
 Land                                          127,049     123,550
 Land improvements                              84,065      84,134
 Buildings                                     179,205     158,550
 Rides and equipment                           356,026     331,342
 Construction in progress                       17,905      17,333
                                               764,250     714,909
 Less accumulated depreciation                (172,351)   (147,772)
                                               591,899     567,137

Intangibles, net of amortization                10,401      10,528
                                             $ 638,766   $ 599,619
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                            $  23,398   $  15,644
 Distribution payable to partners               17,026      14,768
 Accrued interest                                1,130       1,576
 Accrued taxes                                  17,618       4,602
 Accrued salaries, wages and benefits           14,217      11,305
 Self-insurance reserves                         7,755       8,946
 Other accrued liabilities                      12,121       5,585
                                                93,265      62,426

Other Liabilities                               10,726      10,312

Long-Term Debt:
 Revolving credit loans                         65,150     139,750
 Term debt                                     100,000      50,000
                                               165,150     189,750

Redeemable Limited Partnership Units            12,500      51,750

Partners' Equity:
 Special L.P. interests                          5,290       5,290
 General partner                                   614         413
 Limited partners, 52,125 and 52,403 units
  outstanding at September 27, 1998 and
  December 31, 1997, respectively              351,221     279,678
                                               357,125     285,381
                                             $ 638,766   $ 599,619

  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)


                          Three months ended       Twelve months ended
                          9/27/98     9/28/97      9/27/98      9/28/97
Net revenues             $ 234,226   $ 174,786    $ 381,478    $ 258,334
Costs and expenses:
 Cost of products sold      24,610      16,414       42,783       25,239
 Operating expenses         66,866      45,491      160,458      106,290
 Selling, general and       21,253      14,935       44,995       30,235
  administrative
 Depreciation and           15,875      12,268       29,714       21,098
  amortization
                           128,604      89,108      277,950      182,862

Operating income           105,622      85,678      103,528       75,472

Interest expense, net        3,378       1,733       13,128        7,430

Net income before taxes    102,244      83,945       90,400       68,042

Provision for taxes          7,939         -         12,755          -

Net income                  94,305      83,945       77,645       68,042
Net income allocated to
 general partner               472         420          388          261
Net income allocated to
 limited partners        $  93,833   $  83,525    $  77,257    $  67,781

Earnings per limited
 partner unit:
Weighted average
 limited partner units
 outstanding - basic        51,098      45,920       49,851       45,920
Net income per limited
 partner unit - basic     $   1.84   $    1.82    $    1.55    $    1.48


Weighted average
 limited partner units
 outstanding - diluted      52,508      46,203       50,993       46,190
Net income per limited
 partner unit - diluted   $   1.79   $    1.81    $    1.52    $    1.47



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)


                        Special      General     Limited        Total
                          L.P.      Partner's   Partners'     Partners'
                       Interests     Equity       Equity       Equity
Balance at December    $   5,290    $    413    $ 279,678     $ 285,381
 31, 1997

Expiration of redemption
 rights on limited
 partnership units           -            -         7,187         7,187

Allocation of net
 loss                        -          (117)     (23,370)      (23,487)

Distribution
 declared                    -           (84)     (16,726)      (16,810)
 ($.32 per limited
  partner unit)

Balance at March 29,       5,290         212      246,769       252,271
 1998

Expiration of redemption
 rights on limited
 partnership units           -            -        11,852        11,852

Allocation of net
 income                      -            99       19,674        19,773

Distribution
 declared                    -           (84)     (16,713)      (16,797)
 ($.32 per limited
  partner unit)

Balance at June 28,        5,290         227      261,582       267,099
 1998

Expiration of redemption
 rights on limited
 partnership units           -            -        12,747        12,747

Allocation of net
 income                      -           472       93,833        94,305

Distribution
 declared                    -           (85)     (16,941)      (17,026)
 ($.325 per limited
  partner unit)

Balance at September    $  5,290    $    614     $ 351,221    $ 357,125
 27, 1998



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                    Three months ended     Twelve months ended
                                    9/27/98   9/28/97     9/27/98    9/28/97
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income                          $94,305   $ 83,945    $77,645    $68,042
Adjustments to reconcile net
 income to net cash from
 operating activities
 Depreciation and amortization       15,875     12,268     29,714     21,098
 Change in assets and liabilities,
 net of effects from acquisitions:
 (Increase) decrease in inventories   7,154      6,616     (1,046)      (168)
 (Increase) decrease in current and    (168)     1,280     (2,107)     1,797
  other assets
 Increase (decrease) in accounts    (13,601)   (12,606)     8,293      1,113
  payable
 Increase (decrease) in accrued       8,304       (298)    13,613        154
  taxes
 Increase (decrease) in self-           460         77     (1,581)      (281)
  insurance reserves
 Increase (decrease) in other        (1,296)     (485)      2,575        252
  current liabilities
 Increase (decrease) in other          (258)       377      2,128      2,974
  liabilities
 Net cash from operating            110,775     91,174    129,234     94,981
  activities

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES
Capital expenditures                (11,110)    (5,523)   (63,694)   (38,270)
Acquisition of Knott's Berry Farm:
 Land, buildings, rides and             -           -    (263,042)       -
  equipment acquired
 Negative working capital assumed,      -           -      11,638        -
  net of cash acquired
Acquisition of JHW Limited
Partnership:
 Land, buildings and equipment          -           -         -      (16,295)
  acquired
 Negative working capital assumed,      -           -         -          442
  net of cash acquired
 Net cash (for) investing           (11,110)    (5,523)  (315,098)   (54,123)
  activities

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net payments on revolving credit    (84,150)    (74,300)  (41,150)    (4,175)
 loans
Refinancing of revolving credit         -           -      50,000        -
 with term debt
Distributions paid to partners      (16,797)    (14,495)  (63,144)   (57,980)
Withdrawal of Special General           -          (196)      -         (196)
 Partner
Acquisition of Knott's Berry Farm:
Borrowings on revolving credit          -           -      94,500        -
 loans
Issuance of limited partnership         -           -     157,402        -
 units
Redemption of limited partnership    (2,940)        -      (7,464)       -
 units
Acquisition of JHW Limited
Partnership:
 Borrowings on revolving credit         -           -         -       11,475
  loans
 Long-term debt of JHW Limited          -           -         -        4,500
  Partnership
 Net cash from (for) financing     (103,887)    (88,991)  190,144    (46,376)
  activities

CASH
Net increase (decrease) for the      (4,222)     (3,340)    4,280     (5,518)
 period
Balance, beginning of period          9,950       4,788     1,448      6,966
Balance, end of period             $  5,728    $  1,448  $  5,728   $  1,448

SUPPLEMENTAL INFORMATION
Cash payments for interest         $  6,347    $  3,195  $ 12,489   $  7,400
 expense

  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
               SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997


The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended September 27, 1998 and September 28, 1997 to accompany the quarterly results. Because amounts for the 12 months ended September 27, 1998 include actual 1997 fourth quarter operating results and exclude Knott's Berry Farm's results prior to its acquisition on December 29, 1997, they are not indicative of 1998 full calendar year operations.


(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended September 27, 1998 and September 28, 1997 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1997, which were included in the Form 10-K filed on March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.


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

Under terms of the acquisition, the Partnership agreed to repurchase during 1998 up to an aggregate of 500,000 limited partnership units per quarter at market prices upon demand from the partners of Knott's Berry Farm. In the third quarter, the Partnership repurchased 105,000 units at an aggregate price of $2.94 million, and the redemption rights on 395,000 units expired without exercise.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry Farm had occurred at the beginning of the three-month period ended September 28, 1997.

           Net revenues                $212,963,000
           Net income                    89,509,000
           Net income per limited
            partner unit - diluted      $      1.68


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

(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                             Three months ended  Twelve months ended
                             9/27/98    9/28/97   9/27/98   9/28/97
                               (in thousands except per unit data)
  Basic weighted average
   units outstanding         51,098     45,920    49,851    45,920
  Effect of dilutive
   units:
    Deferred units              339        283       339       270
    Contingent units -
     Knott's acquisition      1,071         -        803        -

  Diluted weighted average
   units outstanding         52,508     46,203    50,993    46,190

  Net income per unit -      $ 1.84     $ 1.82    $ 1.55   $  1.48
   basic

  Net income per unit -      $ 1.79     $ 1.81    $ 1.52   $  1.47
   diluted


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Net  revenues for the quarter ended September 27, 1998, increased  34%
to $234.2 million, from $174.8 million for the quarter ended September
28, 1997.  Operating income increased 23% to $105.6 million from $85.7 million, and net income for the period increased 12% to $94.3 million, or  $1.79  per limited partner unit, from $83.9 million, or $1.81  per unit, in 1997.

Operating results for the third quarter were significantly impacted by a  $7.9  million, or $.15 per unit, charge related to the new  tax  on publicly  traded  partnerships, and by the addition of  Knott's  Berry
Farm, which was acquired in late December 1997.  Without the new  tax, earnings per limited partner unit would have increased 7% to $1.94  in the quarter ended September 27, 1998.  Excluding operations at Knott's
Berry Farm, net revenues and operating income for the period increased
11% and 16%, respectively, on a 7% increase in combined attendance,  a
4%  increase in combined in-park guest per capita spending, and a  10%
increase  in  out-of-park revenues at the Partnership's original  four
parks.   These gains were partially offset by higher interest  expense resulting from the acquisition of Knott's Berry Farm.

Combined attendance was up, due to the very successful debuts of Cedar
Point's new world-class thrill ride, Power Tower, and Worlds of Fun's new super-coaster, Mamba, as well as improved weather at Cedar Point compared with the cool and wet weather experienced during the peak vacation months of July and August last year. In addition, Dorney
Park continued to perform strongly and contributed another record year in 1998. Although attendance at Knott's Berry Farm has not completely caught up from its disappointing early-season performance caused by an unusually rainy spring on the West Coast, it has shown signs of improvement since early June, and the Partnership remains hopeful that it can regain what is left of the attendance shortfall.


Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $65.15 million was borrowed and in use as of September 27, 1998. Current assets and liabilities are at normal seasonal levels at September 27, 1998, and the negative working capital ratio of 2.6 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund current working capital needs, planned capital expenditures and quarterly distributions to partners.


Year 2000 Compliance:

The  Year  2000  issue is the result of many computer  programs  being written  using  two digits rather than four digits to define  a  year.
Such  programs may recognize a year containing "00" as the  year  1900 rather  than the year 2000.  This could result in equipment or  system failures  or  miscalculations causing disruptions of daily  operations for some organizations.

The Partnership has completed its assessment of its computer-dependent rides and equipment and its internal information systems that support business applications, and believes that with minor modifications to existing hardware and software, the Year 2000 issue will pose no significant internal operational problems. The Partnership is also assessing the readiness of its major utility and financial service providers to be Year 2000 compliant. Information requests have been distributed and replies are being evaluated. These efforts should be substantially complete during the first quarter of 1999, which is well before any anticipated impact on operations.

Based  upon the information obtained and accomplishments to  date,  no contingency plans are expected to be necessary and therefore none have been developed.  In addition, as daily operations at the Partnership's four  seasonal parks will not begin until April and May of  2000,  the
Partnership  believes adequate time will be available if necessary  to insure  alternative plans can be developed, assessed  and  implemented prior  to  the  Year  2000  issue having  any  unforeseen  significant
negative  impact  on most of its principal operations.    However,  if
these  system modifications are not properly made or are not completed on  a  timely  basis, or if one or more of our principal suppliers  of utilities or financial services fail to achieve compliance,  the  Year
2000 issue could have a material impact on our operations.

Both  internal  and  external resources are being  used  to  reprogram
and/or   replace   non-compliant  hardware  and   software,   and   to
appropriately test Year 2000 modifications, all funded through current
operating  cash  flows.   The  estimated total  cost  associated  with
required  modifications to become Year 2000 compliant is not  expected
to   exceed  $1  million  and  thus  will  not  be  material  to   the
Partnership's financial position.

The cost of the project and the date on which the Partnership believes it  will substantially complete the Year 2000 modifications are  based on  management's  best  estimates, which were  derived  from  numerous assumptions of future events, including the continued availability  of
computer  programming expertise and other factors.   Because  none  of
these  estimates  can  be  guaranteed,  actual  results  could  differ materially from those anticipated.  Specific factors that might  cause material differences include, but are not limited to, the availability and  cost of trained personnel, the ability to locate and correct  all relevant computer codes, and similar uncertainties.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a)  Exhibit (20)   -   1998 Third Quarter Press Release

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

                              CEDAR FAIR, L.P.
                               (Registrant)

                              By Cedar Fair Management Company
                                       General Partner



Date:   November 10, 1998           Bruce A. Jackson
                                    Bruce A. Jackson
                           Corporate Vice President - Finance
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)


                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   1998 Third Quarter Press Release.            13


