Form 10-K
period 1998-12-31
CEDAR FAIR L P
filed 1999-03-31
CIK 811532

                           FORM 10 - K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

          (Mark One)
          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 1, 1999 of $24.00 per unit was $1,192,000,000.

Number of Depositary Units representing limited partner interests outstanding as of February 1, 1999: 51,980,183.


                *********************************
             The Exhibit Index is located at Page 19
                       Page 1 of 20 pages

                        CEDAR FAIR, L.P.
                              INDEX



     PART I                                           PAGE

     Item 1.      Business                            3
     Item 2.      Properties                          7
     Item 3.      Legal Proceedings                   7
     Item 4.      Submission of Matters to a Vote of
                  Security Holders                    7

     PART II

     Item 5.      Market for Registrant's Depositary
                  Units and Related Unitholder
                  Matters                             8
     Item 6.      Selected Financial Data             8
     Item 7.      Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations           8
     Item 8.      Financial Statements and
                  Supplementary Data                  9
     Item 9.      Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                9

     PART III

     Item 10.     Directors and Executive Officers
                  of Registrant                       10
     Item 11.     Executive Compensation              14
     Item 12.     Security Ownership of Certain
                  Beneficial Owners and Management    16
     Item 13.     Certain Relationships and Related   17
                  Transactions

     PART IV

     Item 14.     Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K  18

     Signatures                                       20


                             PART I

ITEM 1.  BUSINESS.

Cedar   Fair,   L.P.  is  a  publicly  traded  Delaware   limited
partnership  managed  by  Cedar  Fair  Management  Company   (the
"General Partner").

Cedar Fair, L.P. and its affiliated companies (the "Partnership") own and operate five amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis-St. Paul in Shakopee, Minnesota; and Worlds of Fun/Oceans of Fun ("Worlds of Fun"), located in Kansas City, Missouri. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. All principal rides and attractions are owned and operated by the Partnership and its affiliated companies.

The Partnership's four seasonal parks are generally open daily from 9:00 a.m. to 10:00-12:00 at night from early May until Labor Day, after which they are open during weekends in September and October. As a result, virtually all of the operating revenues of these parks are derived during an approximately 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 10:00-12:00 at night on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park and Soak City at Cedar Point, Challenge Park at Valleyfair, go-kart and bumper boat attractions at Dorney Park, and Oceans of Fun and RipCord at Worlds of Fun. The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating seasons, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

The Partnership also operates Knott's Camp Snoopy, a 7-acre indoor amusement park at the Mall of America in Bloomington, Minnesota, under a management contract that expires in 2012.

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

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters, which features a 31-foot-tall family roller coaster and six additional rides, and is scheduled to open in May 1999; "Magnum XL-200," "Raptor," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, stand-up and wood roller coasters, respectively; eight additional roller coasters; "Snake River Falls," one of the world's tallest water flume rides; "Power Tower," a 300-foot-tall thrill ride; live entertainment shows featuring talented college students in four theaters; the Cedar Point Cinema, which features a film using an IMAX projection system on a 66-foot by 88-foot screen in a 950-seat theater; a museum; bathing beach facilities; "Soak City" water park, an extra-charge attraction which includes "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool; and "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and three go-kart tracks. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Cedar  Point also owns and operates three hotel facilities.   The
historic Hotel Breakers has more than 600 guest rooms, including 230 in the new 10-story Breakers Tower opening for the 1999 season. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools; and the new Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's
restaurant.   In  addition  to the Hotel  Breakers,  Cedar  Point
offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis
courts   and  the  Breakwater  Cafe,  a  contemporary  waterfront
restaurant.   The  Radisson Harbour Inn, a 237-room  full-service
hotel, is located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant, both of which remain open year-round.

Cedar Point also owns and operates the Cedar Point Marina, one of the largest full-service marinas on the Great Lakes, which provides dockage facilities for over 700 boats, and is being fully renovated in 1999 and 2000 with floating docks and full guest amenities; and Camper Village, which provides sites for approximately 225 recreational vehicles.

The Partnership, through Cedar Point Bridge Company, its wholly-owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park which house up to 2,875 of the park's approximately 3,800 seasonal employees.

KNOTT'S BERRY FARM

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. Knott's Berry Farm is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourism population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including the new "Supreme Scream," a 300-foot-tall thrill ride and the tallest ride of its kind in the world; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the Western U.S., which opened to the public in December 1998; six additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area which is located outside the park's gates and is available free of charge.

The park is also renowned for its seasonal promotions, including a special Christmas promotion, "Knott's Merry Farm," and a spectacular Halloween event called "Knott's Scary Farm," which celebrated its 25th year in 1997 and is widely acknowledged as the best in the industry.

The Partnership acquired the Buena Park Hotel, a 320-room full-service hotel located adjacent to Knott's Berry Farm, in early
1999.

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

Dorney Park features more than 50 rides and attractions, including "Dominator," a 200-foot-tall thrill ride, which is scheduled to open in 1999; "Steel Force," one of the tallest and fastest roller coasters in the world; "Hercules," a world-class wooden roller coaster; two additional roller coasters; "White Water Landing," one of the world's tallest water flume rides featuring a guest splash basin; "Thunder Canyon," a white-water rafting ride; a train ride named the "Cedar Creek Cannonball;" "Wildwater Kingdom," one of the largest water parks in the United States featuring twelve water slides, including the "Pepsi Aquablast," the longest elevated water slide in the world, a giant wave pool and two children's activity areas; "Thunder Creek Mountain," a water flume ride; a giant ferris wheel; live musical shows featuring talented college students; "Berenstain Bear Country," a major children's activity area; and an antique Dentzel carousel carved in 1921. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

VALLEYFAIR

Valleyfair, which opened in 1976 and was acquired by the Partnership's predecessor in 1978, is located near Minneapolis-St. Paul in Shakopee, Minnesota, and is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately two million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population of eight million.

Valleyfair  offers more than 35 rides and attractions,  including
"Mad  Mouse,"  a  new  family-style  roller  coaster,  which   is
scheduled to open in 1999; "Wild Thing," one of the tallest and fastest roller coasters in the world; three additional roller coasters; a water park named "Whitewater Country" which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "Thunder Canyon," a white-water raft ride; "The Wave," a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log
flume   ride;  a  500-seat  amphitheater;  a  kiddie  ride  area;
"Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed
miniature   golf   course;   "Berenstain   Bear   Country,"    an
indoor/outdoor children's activity area; "The Hydroblaster," a 40-foot tall wet/dry slide, or "water coaster;" and a 430-seat indoor theatre for live show presentations. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.


WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules
Verne's adventure book Around the World in Eighty Days. The park offers more than 50 rides and attractions, including "Mamba," one of the tallest and fastest roller coasters in the world;

"Timber Wolf," a world-class wooden roller coaster; "Orient Express," a steel looping roller coaster; "Detonator," a 185-foot tall thrill ride, which launches riders straight up the twin-tower structure; "RipCord," an extra-charge attraction which lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; live musical shows; and "Berenstain Bear Country," a major indoor/outdoor children's activity area. Oceans of Fun, which requires a separate admission fee, features a wide variety of water attractions including "Hurricane Falls," a large water slide raft ride, which is scheduled to open in 1999; "The Typhoon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle." In addition, there are more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The  Partnership carries significant receivables and  inventories
of  food  and merchandise during the operating season.   Seasonal
working capital needs are met with a revolving credit facility.

The General Partner believes that annual park attendance is to some extent influenced by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures incurred in the period from October through May, just prior to the beginning of the peak operating season. Capital expenditures made in a calendar year differ from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which result in accelerated or delayed expenditures around calendar yearend.

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

In    Southern   California,   Knott's   Berry   Farm's   primary
amusement/theme park competitors are Disneyland, which is approximately 10 minutes away, Universal Studios, approximately 40 minutes away, and Six Flags Magic Mountain, approximately 75 minutes away. The San Diego Zoo and Sea World-San Diego are located approximately 90 minutes from Knott's. LEGOLAND, a new children's park opening in 1999, is located approximately 70 minutes away in Carlsbad, California.

Dorney Park faces significant competition, with Hershey Park in central Pennsylvania and Six Flags Great Adventure in New Jersey being the major competitors in its market area.

In Worlds of Fun's major markets, its primary amusement park competitors are Six Flags Over Mid-America in eastern Missouri and Silver Dollar City in southern Missouri.

Adventureland, a theme park in Des Moines, Iowa, is located approximately 250 miles from Valleyfair and Worlds of Fun.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, its proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and entertainment available. The Partnership believes that its amusement parks feature a sufficient quality and variety of rides and attractions, restaurants, gift shops and family atmosphere to make them highly competitive with other parks.

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point and Dorney Park, by state ride-safety inspectors.

EMPLOYEES

The Partnership has approximately 1,200 full-time employees. During the operating season, Cedar Point, Valleyfair, Dorney Park and Worlds of Fun have approximately 3,800, 1,500, 2,700 and 2,200 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 1,000 seasonal employees for peak periods and 1,200 part-time employees who work year-round. Approximately 2,800 of Cedar Point's seasonal employees and 380 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees, and believes that its relations with its employees are good.

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

Worlds of Fun is located on approximately 350 acres, including approximately 32 acres of vacant land which the Partnership acquired from an affiliate of Hunt Midwest Enterprises, Inc. ("HME") in 1997 at a total price of $4.2 million. HME's president and CEO, Lee Derrough, is a director of the General Partner, and HME owns 1,440,000 limited partnership units from its 1995 sale of Worlds of Fun to the Partnership. At Worlds of Fun, approximately 235 acres have been developed, and approximately 115 acres remain available for future expansion.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
         UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of February 1, 1999, there were approximately 11,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 3,200 participants in the Partnership's distribution reinvestment plan.

The cash distributions declared and the high and low prices of the Partnership's units are shown in the table to the right (all amounts have been restated to reflect the 2-for-1 split in November 1997):

1998            Distribution     High            Low
4th Quarter     .3250            26  15/16       22
3rd Quarter     .3250            28  13/16       21  3/4
2nd Quarter     .3200            30  1/8         25  1/2
1st Quarter     .3200            28  5/8         25

1997
4th Quarter     .3200            26  5/16        23
3rd Quarter     .3200            24  1/4         21 1/16
2nd Quarter     .3125            22  7/16        18  1/4
1st Quarter     .3125            20  1/2         17 11/16

ITEM 6.  SELECTED FINANCIAL DATA.

                    For the years ended December 31,
                      1998    1997(1)     1996    1995(2)   1994(3)
(In thousands except amounts per unit and per capita)
OPERATING DATA
Net revenues        $419,500  $264,137  $250,523  $218,197  $198,358
Operating income     112,608    76,303    81,121    73,013    68,016
Net income            83,441    68,458    74,179    66,136    62,825
Per limited
 partner unit (6)       1.58      1.47      1.59      1.45      1.40

FINANCIAL POSITION
Total assets        $631,325  $599,619  $304,104  $274,717  $223,982
Working capital
 (deficit)           (56,264)  (40,427)  (27,511)  (27,843)  (25,404)
Long-term debt       200,350   189,750    87,600    80,000    71,400
Partners' equity     341,991   285,381   169,994   151,476   115,054

DISTRIBUTIONS DECLARED
Per limited partner
 unit                  $1.29    $1.265     $1.20   $1.1375   $1.0625

OTHER DATA
Depreciation and
 amortization        $32,065   $21,528   $19,072   $16,742   $14,960
Cash flow from
 operating
 activities          128,936    96,532    94,161    84,565    81,093
Capital
 expenditures         68,055    44,989    30,239    28,520    19,237
Combined attendance   10,825     6,844     6,920     6,304     5,918
Combined guest
 per capita
 spending(7)          $33.20    $32.66    $31.75    $30.29    $30.04

                    1993(4)   1992(5)    1991      1990      1989
(In thousands except amounts per unit and per capita)
OPERATING DATA
Net revenues        $178,943  $152,961  $127,950  $121,962  $120,013
Operating income      57,480    49,111    42,394    40,324    39,616
Net income            61,879    42,921    35,975    33,173    31,623
 Per limited
 partner unit (6)       1.38      0.98      0.84      0.78      0.74

FINANCIAL POSITION
Total assets        $218,359  $209,472  $142,532  $141,668  $136,036
Working capital
 (deficit)           (22,365)  (19,028)  (14,616)  (13,446)  (11,908)
Long-term debt        86,800    89,700    65,900    69,900    71,100
Partners' equity      99,967    81,333    55,132    51,755    47,439

DISTRIBUTIONS DECLARED
Per limited partner
 unit                $0.9625   $0.8625   $0.7625    $0.675     $0.59

OTHER DATA
Depreciation and
 amortization        $14,473   $12,421   $10,314    $9,706    $9,168
Cash flow from
 operating
 activities           69,243    56,034    46,275    43,703    41,000
Capital
 expenditures         23,813    15,934    10,333    15,168     9,797
Combined attendance    5,511     4,857     4,088     4,130     4,310
Combined guest
 per capita
 spending(7)          $28.86    $27.98    $27.84    $26.64    $25.45


NOTE 1 - Knott's Berry Farm is included in 1997 data for the three days subsequent to its acquisition on December 29, 1997.

NOTE 2 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 3 - The 1994 operating results include nonrecurring gains of
$2.1  million relating to insurance claim settlements,  partially
offset  by  a  $0.7  million  charge  to  interest  expense   for
refinancing of long-term debt.

NOTE 4 - The 1993 operating results include a nonrecurring credit for deferred taxes of $11.0 million, or $0.25 per unit.

NOTE 5 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 6 - Net income per limited partner unit is computed based on the weighted average number of units and equivalents outstanding
- assuming dilution.

NOTE 7 - Guest per capita spending includes all amusement park, causeway tolls and parking revenues for the amusement park operating season. Revenues from water parks, marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Partnership Financial Condition:

The Partnership ended 1998 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.7 at December 31, 1998 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 1998, cash generated from operations totaled $128.9 million and new term loan borrowings totaled $50.0 million. The Partnership used $39.4 million to pay down revolving credit borrowings from the Knott's Berry Farm acquisition, $68.1 million for capital expenditures and $65.4 million for distributions to the general and limited partners. Distributions in 1999, at the current annual rate of $1.30 per unit, would total approximately $68 million, 4% higher than the distributions paid in 1998.

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $100.35 million was borrowed and in use as of December 31, 1998. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.


Management's Analysis of Results of Operations:

Net revenues for the year ended December 31,1998 were $419.5 million, a 59% increase over the year ended December 31, 1997. This followed a 5% increase in 1997 when revenues rose to $264.1 million, after a 15% increase to $250.5 in 1996. Net revenues for 1998 reflect a 58% increase in combined attendance (to 10.8 million from 6.8 million in 1997), a 2% increase in combined guest per capita spending and an increase of 53% in out-of-park revenues. The 1998 results include Knott's Berry Farm for a full year; while last year the park's results were included only for the three days following its acquisition on December 29, 1997 Knott's Berry Farm's full-year contribution accounted for most of the increase in combined attendance and revenue in 1998.

Attendance at the Partnership's original four parks was up 7% over 1997 due to the successful debuts of Power Tower at Cedar Point and Mamba at Worlds of Fun, as well as improved weather at Cedar Point throughout the season. In addition, Dorney Park continued to perform strongly in 1998 and achieved its second straight record year: In 1997 Dorney Park and Worlds of Fun both had excellent years, which nearly offset attendance declines at Cedar Point and Valleyfair caused by unusually cool and wet weather during important parts of the season, and combined attendance was down 1 % to 6.8 million. In 1996, Valleyfair achieved a record year and combined attendance increased 10% to
6.9 million, which included Worlds of Fun's first full-year contribution. Combined guest per capita spending increased 3% in 1997 and 5% in 1996.

Costs and expenses before depreciation and amortization in 1998 increased to $274.8 million from $166.3 million in 1997 and $150.3 million in 1996, due to the inclusion of Knott's Berry Farm's operations in 1998. Included in costs and expenses are approximately $5.4 million of incentive fees earned by the General Partner in 1998. This compares to $4.7 million and $4.3 million of incentive fees earned in 1997 and 1996, respectively.

Operating income in 1998 increased 48% to $112.6 million, following a 6% decrease in 1997 and an 11% increase in 1996. The 1998 increase in operating income was the result of increases in attendance and guest per capita spending at each of the Partnership's original four parks, together with Knott's Berry Farm's full-year profit contribution. Interest expense rose in 1998 due to the increased debt from the acquisition of Knott's Berry Farm at the end of 1997. In 1997 operating income decreased as the result of attendance declines at Cedar Point and Valleyfair. In 1996, increases in attendance at Valleyfair and guest per capita spending at each of the parks, together with Worlds of Fun's first full-year profit contribution, generated the increase in operating income.

Net income for 1998, after a $14.5 million charge related to new taxes on publicly traded partnerships, increased 22% to $83.4 million, compared to $68.5 million in 1997 and $74.2 million in 1996. Without the new taxes, net income would have increased 43% to $979 million, and earnings per limited partner unit would have increased 27% to $1.86 in 1998 from $1.47 in 1997 on a diluted basis.

For 1999, the Partnership plans to invest $48 million in capital improvements, including Camp Snoopy and the Breakers Tower hotel expansion at Cedar Point, and Dorney Park's new 200-foot-tall thrill ride, Dominator: An additional $20 million has been invested in GhostRider; Knott's Berry Farm's new wooden roller coaster; which opened in early December to very strong reviews and extensive media coverage, and $22 million has been committed for the acquisition and renovation of the Buena Park Hotel next to Knott's. We are optimistic that these major investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather, the economy and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance at our parks. Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks. This has enabled us to maintain a consistently high attendance level as well as steady increases in guest per capita spending and revenues from guest accommodations at Cedar Point while carefully controlling operating and administrative expenses.

Year 2000 Disclosure:

The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

The Partnership has completed its assessment of its computer-dependent rides and equipment and its internal information systems that support business activities. We believe that with minor modifications to existing hardware and software, the Year 2000 issue will pose no significant internal operational problems. In addition, the Partnership has also assessed the readiness of its major utility and financial service providers to be Year 2000 compliant, and we have no reason to believe that any third party with whom we have a material relationship will not be Year 2000 compliant.

Based upon the information obtained and accomplishments to date, no contingency plans are expected to be necessary and therefore none have been developed. In addition, as daily operations at the Partnership's four seasonal parks will not begin until April and May of 2000, the Partnership believes adequate time will be available if necessary to insure alternative plans can be developed, assessed and implemented prior to the Year 2000 issue having any unforeseen significant negative impact on most of its principal operations. However, if system modifications are not properly made or are not completed on a timely basis, or if one or more of our principal suppliers of essential utilities or financial services fail to operate normally, particularly at Knott's Berry Farm which operates year round, the Year 2000 issue could have a material impact on our operations.

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

The  cost  of  the project and the date on which the  Partnership believes it will substantially complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of computer programming expertise, the actual readiness of our major utility and financial service providers, and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To The Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 21, 1999 (except with respect to the matter discussed in Note 8, as to which the date is February 18, 1999).

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit data)

For the years ended December 31,     1998      1997      1996
Net revenues
 Admissions                       $213,869   $135,625   $135,838
 Food, merchandise and games       178,529    105,944     99,166
 Accommodations and other           27,102     22,568     15,519
                                   419,500    264,137    250,523
Cost and expenses:
 Cost of products sold              48,061     26,006     25,022
 Operating expenses                178,827    108,800     96,328
 Selling, general and
  administrative                    47,939     31,500     28,980
 Depreciation and amortization      32,065     21,528     19,072
                                   306,892    187,834    169,402
Operating income                   112,608     76,303     81,121
Interest expense                    14,660      7,845      6,942

Income before taxes                 97,948     68,458     74,179
Provision for taxes                 14,507        --        --

Net income                         $83,441    $68,458    $74,179
Net income allocated to general
 partners                              417        330        742
Net income allocated to limited
 partners                          $83,024    $68,128    $73,437

Earnings Per Limited Partner Unit:
 Weighted average limited
  partner units and equivalents
  outstanding - Basic               51,161     45,965     45,920
 Net income per limited partner
  unit - Basic                       $1.62      $1.48      $1.60
 Weighted average limited
  partner units and equivalents
  outstanding - Diluted             52,414     46,265     46,116
 Net income per limited partner
  unit - Diluted                     $1.58      $1.47      $1.59

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands)
December 31,                              1998       1997
Assets
Current Assets:
 Cash                                  $  1,137    $  2,520
 Receivables                              6,253       6,530
 Inventories                             10,245       9,055
 Prepaids                                 3,332       3,849
  Total current assets                   20,967      21,954
Land, Buildings, Rides and Equipment:
 Land                                   127,050     123,550
 Land improvements                       88,924      84,134
 Buildings                              178,795     158,550
 Rides and equipment                    368,138     331,342
 Construction in progress                12,691      17,333
                                        775,598     714,909
 Less accumulated depreciation         (175,554)   (147,772)
                                        600,044     567,137
Intangibles, net of amortization         10,314      10,528
                                       $631,325    $599,619
Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable                      $ 17,031    $ 15,644
 Distribution payable to partners        16,979      14,768
 Accrued interest                         3,154       1,576
 Accrued taxes                           18,956       4,602
 Accrued salaries, wages and benefits     9,170      11,305
 Self-insurance reserves                  8,174       8,946
 Other accrued liabilities                3,767       5,585
  Total current liabilities              77,231      62,426

Other Liabilities                        11,753      10,312
Long-Term Debt:
 Revolving credit loans                 100,350     139,750
 Term debt                              100,000      50,000
                                        200,350     189,750

Redeemable Limited Partnership Units       --        51,750

Partners' Equity:
 Special L.P. interests                   5,290       5,290
 General partner                            492         413
 Limited partners, 51,980 and 52,403
  units outstanding in 1998 and 1997,
  respectively                          336,209     279,678
                                        341,991     285,381
                                       $631,325    $599,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
For the years ended December 31,                1998      1997     1996
Cash Flows From (For) Operating Activities
Net income                                     $83,441  $68,458   $74,179
Adjustments to reconcile net income to net
 cash from operating activities
 Depreciation and amortization                  32,065   21,528    19,072
 Change in assets and liabilities, net of
  effects from acquisitions:
 Decrease (increase) in inventories                 80     (214)       22
 Decrease (increase) in current and other
  assets                                           105      576      (422)
 Increase in accrued taxes                      14,354      117       498
 Increase (decrease) in accounts payable         1,371    2,455    (1,541)
 Increase (decrease) in self-insurance reserves (1,332)     581       233
 Increase (decrease) in other current
  liabilities                                   (2,589)     (12)      444
 Increase in other liabilities                   1,441    3,043     1,676
 Net cash from operating activities            128,936   96,532    94,161

Cash Flows From (For) Investing Activities
Capital expenditures                           (68,055) (44,989)  (30,239)
Acquisition of Knott's Berry Farm:
 Land, buildings, rides and equipment
  acquired                                         --  (261,685)      --
Negative working capital assumed, net of cash
  acquired                                         --    10,281       --
Acquisition of JHW Limited Partnership:
 Land, buildings and equipment acquired            --       --    (16,295)
Negative working capital assumed, net of cash
 acquired                                          --       --        442
 Net cash (for) investing activities           (68,055)(296,393)  (46,092)

Cash Flows From (For) Financing Activities
Net borrowing (payments) on revolving
 credit loans                                  (39,400)  12,150    (8,375)
Borrowings (repayments) of term debt            50,000   (4,500)      --
Distributions paid to partners                 (65,400) (58,254)  (54,501)
Withdrawal of Special General Partner              --      (196)      --
Acquisition of Knott's Berry Farm:
 Borrowings on revolving credit loans              --    94,500       --
 Issuance of limited partnership units             --   157,402       --
 Redemption of limited partnership units        (7,464)     --        --
Acquisition of JHW Limited Partnership:
 Borrowings on revolving credit loans              --       --     11,475
 Long-term debt of JHW Limited Partnership         --       --      4,500
 Net cash from (for) financing activities      (62,264) 201,102   (46,901)

Cash:
 Net increase (decrease) for the period         (1,383)   1,241     1,168
 Balance, beginning of period                    2,520    1,279       111
 Balance, end of period                         $1,137   $2,520    $1,279

Supplemental Information:
 Cash payments for interest expense            $13,091   $7,874    $7,072
Reduction of final purchase price of
 Knott's Berry Farm                             $3,506      --        --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands except unit and per unit amounts)
                                  Special    General    Limited    Total
                                   L.P.     Partner's  Partners'  Partners'
                                 Interests   Equity     Equity     Equity
Balance at December 31, 1995      $5,290     $531      $145,655    $151,476
 Allocation of net income            --       742        73,437      74,179
 Partnership distributions
  declared ($1.20 per limited
  partner unit)                      --      (556)      (55,105)    (55,661)

Balance at December 31, 1996       5,290      717       163,987     169,994
 Withdrawal of Special General
  Partner                            --      (196)          --         (196)
 Allocation of net income            --       330        68,128      68,458
 Partnership distributions
  declared ($1.265 per limited
  partner unit)                      --      (438)      (58,089)    (58,527)
 Issuance of 6,482,433 limited
  partnership units for acquisition
  of Knott's Berry Farm              --        --       157,402     157,402
 Reclassification of 2,000,000
  redeemable limited partnership
  units                              --        --       (51,750)    (51,750)

Balance at December 31, 1997       5,290      413       279,678     285,381
 Expiration of redemption rights
  on 1,721,717 limited partnership
  units                              --        --        44,286      44,286
 Reduction of final purchase price
  of Knott's Berry Farm by 144,383
  units                              --        --        (3,506)     (3,506)
 Allocation of net income            --       417        83,024      83,441
 Partnership distributions
  declared ($1.29 per limited
  partner unit)                      --      (338)      (67,273)    (67,611)

Balance at December 31, 1998      $5,290     $492      $336,209    $341,991

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership which commenced operations in 1983 when it acquired Cedar Point, Inc, and became a publicly traded partnership in 1987. At December 31, 1998 there were 45,920,416 limited partnership units registered on The New York Stock Exchange. An additional 6,059,767 limited partnership units, which were issued in connection with the 1997 acquisition of Knott's Berry Farm, were outstanding at December 31, 1998. These units have not been registered with the Securities and Exchange Commission, and are subject to certain trading registration.

The Partnership's General Partner is Cedar Fair Management Company an Ohio corporation owned by the Partnership's executive management (the "General Partner"). Effective July 1, 1997 CF Partners, the Special General Partner, voluntarily withdrew from the Partnership and, in accordance with the Partnership Agreement, received $400,000 as final payment of the balance of its 1997 fees. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.5% interest in income, losses and cash distributions of the Partnership, compared with a 99.0% interest in prior periods. The General Partner owns a 0.5% interest in the Partnership's income, losses, and distributions except in defined circumstances, and has full control over all activities of the Partnership.

For the services it provides, the General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The General Partner earned $6,405,000, $5,335,000 and $4,926,000 of total fees in 1998, 1997 and 1996, respectively.

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

Principles Of Consolidation -
The consolidated financial statements include the accounts of the
Partnership  and  its wholly-owned subsidiaries. All  significant
intercompany   transactions  and  balances  are   eliminated   in
consolidation.

Estimates -
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Inventories -
The   Partnership's  inventories  primarily  represent  purchased products, such as merchandise and food, for sale to its customers. All inventories, except those at Knott's Berry Farm, are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories at Knott's are valued principally under the last in, first-out method, which approximates FIFO.

Depreciation and Amortization -
The Partnership's policy is to provide depreciation on a straight-line basis over the estimated useful lives of its assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased.

Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. Gains and losses on the retirement of assets, except those related to abnormal retirements, are credited, or charged to accumulated depreciation. Accumulated gains and losses on asset retirements under the composite depreciation method have not been significant.

Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives with gains and losses on all asset retirements recognized currently in income.

The weighted average useful lives combining both methods are approximately:

     Land improvements     23 Years
     Buildings             29 Years
     Rides                 19 Years
     Equipment             10 Years


Goodwill is amortized on a straight-line basis over a 40-year period.

Segment Reporting -
The Partnership is in the single business of operating amusement parks with accompanying resort facilities.

Income Taxes -
Because of its legal structure, the Partnership is not subject to regular corporate income taxes; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations which the
Partnership must perform annually for its partners. Net income from the Partnership is not treated as "passive income" for federal income tax purpose. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities if such examination result in changes to taxable income; the tax liability of the partners could be changed accordingly.

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P. with new taxes to be levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded a provision of $14.5 million for these new federal and state taxes in 1998. If the new taxes had been in effect in prior years, the Partnership would have recorded tax provisions of approximately $8.3 million in 1997 and $7.9 million in 1996.

Earnings Per Unit -
The Partnership has presented, and where appropriate, restated earnings per unit amounts for all periods to conform with Statement of Financial Accounting Standards No.128 (Earnings per Share). For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

                                  1998      1997     1996
                          (In thousands except per unit data)

Basic    weighted   average
 units outstanding               51,161    45,965   45,920
Effect of dilutive units:
 Deferred units (see Note 5)        355       291      196
 Contingent units -  Knott's
  Acquisition (see Note 7)          898         9       --

Diluted   weighted  average
 units outstanding               52,414    46,265   46,116

Net income per unit-basic         $1.62     $1.48    $1.60

Net income per unit-diluted       $1.58     $1.47    $1.59

(3) Long-Term Debt:

At December 31, 1998 and 1997, long-term debt consisted of the following;

                                   1998       1997
                                   (In thousands)
     Revolving credit loans     $100,350   $139,750
     Term debt                   100,000     50,000
                                $200,350   $189,750

Revolving Credit Loans -
In December 1997, the Partnership entered into a new credit agreement with five banks under which it has available a $200 million revolving credit facility through April 2002. Borrowings under this credit facility were $100.35 million as of December 31, 1998, at an average interest rate of 5.5%. The maximum outstanding balance during 1998 was $182.0 million.

Borrowings under this agreement bear interest at the banks' prime lending rate, with more favorable UBOR and other rate option. The agreement requires the Partnership to pay a commitment fee of 1/5% per annum on the daily unused portion of the credit The Partnership, at its option, may make prepayments without penalty and reduce this loan commitment.

Term Debt -
In 1994, the Partnership refinanced $50 million in senior notes at an interest rate of 8.43%. The Partnership is required to make annual repayments of $10 million in August 2002 through August
2006 and may make prepayments with defined premiums.

In January 1998, the Partnership entered into another note agreement for the issuance of an additional $50 million in 6.68% senior notes to refinance a portion of the Knot's Berry Farm acquisition. The Partnership is required to make annual repayments of $10 million in August 2007 through August 2011 and may make prepayments with defined premiums.

The fair value of the aggregate future repayments on term debt at
December   31,  1998,  as  required  by  Statement  of  Financial
Accounting   Standards  No.107  would  be  approximately   $107.6
million, applying a discount rate of 6.4%.

Covenants -
Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow interest coverage, and debt to net worth levels. The Partnership was in compliance with these covenants as of December 31, 1998.

(4) Special L.P. Interests:

In accordance with the Partnership Agreement, certain partners were allocated $5.3 million of 1987 and 1988 taxable income (without any related cash distributions) for which they received Special L.P. Interests. The Special L.P. Interests do not participate in cash distributions and have no voting rights. However, the holders of Special LP Interests will receive in the aggregate $5.3 million upon liquidation of the Partnership.

(5) Retirement Plans:

The  Partnership  has trusteed, noncontributory retirement  plans
for   the   majority   of   its  employees.   Contributions   are
discretionary and were $3,229,000 in 1998, $1,360,000 in 1997 and
$1,361,000 in 1996.

The Partnership also has two benefit plans under which nonunion employees can contribute specified percentages of their salary matched up to a limit by the Partnership. Contributions by the Partnership to these plans approximated $1,215,000 in 1998, $450,000 in 1997 and $430,000 in 1996.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $400,000, $359,000, and $338,000 were contributed for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership believes that, as of December 31, 1998, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

In 1992, the Partnership amended its policy for payment of fees earned by the General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors. Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $2,866,000 in 1998, $2,409,000 in 1997 and
$2,196,000  in 1996, including the value of 115,216, 90,470,  and
104,232 limited partnership units issuable in future years, which are included in the calculation of diluted weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Acquisitions:

On December 29, 1997 the Partnership acquired Knott's Berry Farm, a privately held partnership which owned and operated Knott's
Berry Farm theme park in Buena Park, California and managed Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota. Knott's Berry Farm is a traditional, family oriented theme park and Knott's Camp Snoopy is the nation's largest indoor theme park.

The initial transaction price consisted of 6,482,433 unregistered limited partnership units (valued at an average price of $24.2813, or $157.4 million in the aggregate) and the payment of $94.5 million in cash borrowed under the expanded revolving credit agreement. In December 1998, the transaction price was reduced by 144,383 units, or $3.5 million in the aggregate, to reflect final adjustments to the purchase price.

Under the terms of the acquisition, the Partnership also agreed to repurchase during 1998 up to an aggregate of 500,000 of these units per quarter at market prices upon demand. During the year, the Partnership repurchased 278,283 units at an aggregate price of $7.5 million, and the redemption rights on 1,721,717 units expired without exercise. As a result, $44.3 million was reclassified into partners' equity during 1998 from the 1997 balance of redeemable limited partnership units.

Knott's Berry Farm's assets, liabilities and results of operations for the last three days of 1997 and all of 1998 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their flair values at the date of acquisition.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry Farm had occurred at the beginning of each of the periods presented, with adjustments primarily attributable to interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.

Years Ended December          1997        1996
                   (In thousands except amounts per unit)

Net revenues                $392,085    $375,583
Net income                   $73,066     $80,618
Net income per limited
 partner unit-diluted          $1.38       $1.52


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.

At the close of business on December 31, 1996, the Partnership acquired substantially all of the equity of JHW Limited Partnership, which owned a 237-room Radisson hotel and a large T.G.I. Friday's restaurant near Cedar Point in Sandusky, Ohio. The Partnership acquired the remaining small equity interest in
JHW at no additional cost in 1997. The purchase price of approximately $16 million, including $4.5 million of long-term debt, was allocated to the assets of JHW based on their relative fair values at the acquisition date. The results of JHW's operations are included in the Partnership's consolidated financial statements beginning in 1997.

(8) Subsequent Event:

On February 18, 1999, the Partnership completed the acquisition of the 320-room Buena Park Hotel, which is located adjacent to Knott's Berry Farm in Buena Park, California, for a cash purchase price of $175 million. The results of the hotel's operations will be included in the Partnership's consolidated financial statements from the date of the acquisition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (consisting of 21 individuals at December 31, 1998), is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, including the fees paid to the General Partner for services rendered during 1998, attention is directed to Note 1 to the consolidated financial statements on page 10 in the Registrant's 1998 Annual Report to Unitholders, which note is incorporated herein by this reference.

Directors:

         Name              Age    Position with General Partner

   Richard L. Kinzel        58    President, Chief Executive
                                   Officer, Director since 1986
   Lee A. Derrough *        54    Director since 1995
   Richard S. Ferreira *    58    Director since 1997
   Terry C. Hackett #       50    Director since 1997
   Mary Ann Jorgenson #     58    Director since 1988
   Donald H. Messinger #    55    Director since 1993
   James L. Miears          63    Executive  Vice President  and
                                   General  Manager-Cedar  Point,
                                   Director since 1993
   Thomas A. Tracy *        67    Director since 1993

  * Member of Audit Committee.
  # Member of Compensation Committee.

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

Each director of the General Partner is elected for a one-year term.

Executive Officers:

    Name                 Age          Position with General Partner

 Richard L. Kinzel        58     President and Chief Executive Officer
                                   since 1986
 John R. Albino           52     Vice President & General Manager-Dorney
                                   Park since 1995
 Philip H. Bender         42     Director-Retail Operations-Worlds of Fun
                                   since 1995
 Carolyn Carey            51     Vice President-Marketing and Sales-
                                   Knott's Berry Farm since 1994
 Richard J. Collingwood   59     Corporate Vice President-General
                                   Services since 1992
 Jacob T. Faflas          47     Vice President & General Manager-Knott's
                                   Berry Farm since 1997
 Mark W. Freyberg         45     Vice President-Park Operations-
                                   Valleyfair since 1996
 Joseph E. Greene         56     Vice President-Maintenance-Dorney Park
                                   since 1996
 H. John Hildebrandt      49     Vice President-Marketing-Cedar Point
                                   since 1993
 Bruce A. Jackson         47     Corporate Vice President-Finance and
                                   Chief Financial Officer since 1992
 Lee C. Jewett            64     Corporate Vice President-Planning &
                                   Design since 1990
 Daniel R. Keller         49     Vice President & General Manager-Worlds
                                   of Fun since 1995

Executive Officers (continued):

    Name                 Age          Position with General Partner

 Larry L. MacKenzie       43     Vice President-Revenue Operations-Dorney
                                   Park since 1997
 James L. Miears          63     Executive Vice President & General
                                   Manager-Cedar Point since 1993
 Charles M. Paul          45     Corporate Controller since 1996
 Richard R. Rau           50     Director-Marketing-Worlds of Fun since 1996
 Thomas W. Salamone       54     Treasurer since 1982
 Alan L. Schwartz         49     Vice President-Finance-Valleyfair since 1978
 Linnea Stromberg-Wise    53     Vice President-Marketing-Valleyfair
                                   since 1995
 Joseph L. von der Weis   66     Corporate Vice President-Accommodations
                                   since 1996
 Walter R. Wittmer        58     Vice President & General Manager-
                                   Valleyfair since 1988

BUSINESS EXPERIENCE.

Directors:

Richard L. Kinzel has served as president and chief executive officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Lee A. Derrough is President and CEO of Hunt Midwest Enterprises, Inc., and has been associated with the Hunt companies since 1967. Mr. Derrough was elected as a director in 1995 pursuant to the Contribution Agreement dated July 28, 1995, which entitles Hunt Midwest Enterprises, Inc. to appoint a representative on the Board of Directors so long as it owns more than 1,380,000 units of Cedar Fair, L.P. Mr. Derrough is also a past president of the International Association of Amusement Parks and Attractions.

Richard S. Ferreira is a retired executive vice president of Golf Hosts, Inc. (developer and owner of nationally recognized resorts in Colorado and Florida) and a past member of its Board of Directors. Mr. Ferreira was associated with Golf Hosts for more than 26 years.

Terry C. Hackett is a business attorney and President of Hackett Management Corporation (real estate management) and previously served on the Board of Directors of Knott's Berry Farm from 1981 to 1997. Mr. Hackett was elected a director in 1997 as a representative of the Knott family following the acquisition of Knott's Berry Farm in December 1997.

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

James  L.  Miears  has  served as Executive  Vice  President  and
General Manager of Cedar Point since 1993. In 1992, he was Senior Vice President-Merchandise of Cedar Point and prior to 1992 he served as Vice President-Merchandise of Cedar Point.

Thomas A. Tracy is a business consultant and was a partner in the public accounting firm of Arthur Andersen LLP from 1966 until his retirement in 1989.

Executive Officers:

Richard L. Kinzel.  See "Directors" above.

John R. Albino has served as Vice President & General Manager  of
Dorney Park & Wildwater Kingdom since 1995. From 1993 to 1995, he served as Vice President-Food Operations of Cedar Point.

Philip  H.  Bender  has served as Director-Retail  Operations  of
Worlds  of  Fun since 1995.  Prior to 1995 he served as Director-
Food Services of Valleyfair for more than five years.

Carolyn Carey has served as Vice President-Marketing and Sales of Knott's Berry Farm since 1994. From 1993 to 1994, she served as
Director-Marketing and Sales of Knott's Berry Farm.

Richard  J.  Collingwood has served as Corporate Vice  President-
General Services since 1992 and has primary responsibility for human resources, purchasing and security.

Jacob T. Falfas has served as Vice-President & General Manager of
Knott's Berry Farm since December 1997. From 1993 to 1997, he served as Vice President-Park Operations of Cedar Point.

Mark W. Freyberg has served as Vice President-Park Operations  of
Valleyfair  since 1996.  Prior to 1996 he served as Director-Park
Operations of Valleyfair for more than five years.

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

H.  John  Hildebrandt  has served as Vice President-Marketing  of
Cedar Point since 1993.

Bruce  A.  Jackson has served as Corporate Vice President-Finance
and  Chief  Financial  Officer since  1992.   Mr.  Jackson  is  a
certified public accountant.

Lee  C. Jewett has served as Corporate Vice President-Planning  &
Design since 1990.

Daniel R. Keller has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995. From 1993 to 1995, he served as Senior Vice President-Operations of Cedar Point.

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

Richard R. Rau has served as Director-Marketing of Worlds of  Fun
since  1996.   From  1994 to 1996, he served as  Director-General
Services of Worlds of Fun, and prior to that was Sales Manager of Worlds of Fun for more than five years.

Thomas W. Salamone has served as Treasurer since 1982.

Alan  L.  Schwartz  has  served  as  Vice  President-Finance   of
Valleyfair  since  1978.   Mr. Schwartz  is  a  certified  public
accountant.

Linnea Stromberg-Wise has served as Vice President-Marketing of Valleyfair since 1995. Prior to 1995, she served as Director-
Marketing of Valleyfair for more than five years.

Executive Officers (continued):

Joseph  L.  von der Weis has served as Corporate Vice  President-
Accommodations since 1996.  From 1978 to 1996, he served as  Vice
President-Accommodations of Cedar Point.

Walter R. Wittmer has served as Vice President & General Manager of Valleyfair since 1988.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file  reports  of ownership and changes in ownership,  within  10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and The New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

                   SUMMARY COMPENSATION TABLE

                                                Long
                                 Annual         Term
                              Compensation   Compensation
           (a)         (b)     (c)      (d)      (f)        (i)
                                              Restricted    All
                                                Unit       Other
                            Salary     Bonus   Awards   Compensation
        Name and       Year    ($)      ($)      ($)       ($)
  Principle Position

   Richard L. Kinzel  1998  296,924   786,067   519,500   16,200
    President and     1997  219,538   550,907   448,688   15,950
    Chief Executive   1996  207,692   516,532   349,627   81,960
    Officer

   James L. Miears,   1998  164,923   314,509   137,400   16,200
    Executive Vice    1997  162,730   296,853   125,706   15,950
    President and     1996  155,770   281,745   202,615   42,460
    General Manager-
    Cedar Point

   Bruce A. Jackson   1998  154,346   295,386   215,800   16,200
    Corporate Vice    1997  137,731   301,323   144,616   15,950
    President-Finance 1996  130,770   236,593   108,355   25,660
    and Chief Financial
    Officer

   Walter R. Wittmer  1998  154,731   295,386   165,800   16,200
    Vice President    1997  147,731   269,535   117,052   15,950
    and General       1996  140,769   254,653   172,379   94,060
    Manager-Valleyfair

   Daniel R. Keller   1998  154,692   295,386   165,800   16,200
    Vice President    1997  146,731   267,713   144,809   15,950
    and General       1996  139,809   252,848    98,936   15,260
    Manager-Worlds of Fun


              Notes To Summary Compensation Table:
Column (f) Restricted  Unit  Awards.    The  aggregate  number   of
           restricted   Cedar   Fair,   L.P.   depositary    units,
           representing  limited  partner  interests,  awarded   to
           Messrs. Kinzel, Miears, Jackson, Wittmer, and Keller  as
           of  December 31, 1998, together with their market  value
           at    yearend,   were   74,556   ($1,938,468),    31,566
           ($820,718),  27,452  ($713,748), 28,370  ($737,623)  and
           21,910  ($569,667),  respectively.   These  units   will
           accrue  additional restricted units on the date of  each
           quarterly   distribution   paid   by   the   Registrant,
           calculated at the NYSE closing price on that date.

Column (i) All   Other  Compensation.   Comprises  amounts  accrued
           under the following plans:

           1. Profit Sharing Retirement Plan - With respect to
              1998, $11,200 was credited to the accounts of each of the named executive officers.
           2. Employees' Savings and Investment Plan - With respect to 1998, $5,000 was credited to the accounts of each of the named executive officers.
           3. Supplemental Retirement Benefits - No amounts were awarded in 1998.

Cash bonuses, restricted unit awards, and supplemental retirement benefits provided to the Partnership's executive management are reimbursed by the General Partner out of funds provided by its management and incentive fees and cash distributions from the Partnership.

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

In addition, seven executive officers of the Partnership, including each of the executive officers named in the Summary Compensation Table, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

Restricted Unit Awards.

Restricted unit awards represent the named executive officer's right to receive Cedar Fair, L.P. units at specified future dates if the individual is still employed by the Partnership at that time. The dollars allocated to each officer are converted to a number of deferred Partnership units based on the NYSE closing price on the first Monday in December of the year granted. These units, together with quarterly distributions thereon, vest in years three through five after the date of grant, at which time unrestricted units are issued.

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


Supplemental Retirement Benefits.

Supplemental retirement benefits represent the named executive officer's right to receive cash benefits from the Partnership upon retirement at age 62 or over, with a minimum of 20 years' service to the Partnership, its predecessors and/or successors. Amounts are allocated among the executive officers as approved by the Compensation Committee of the Board. Each officer's account accrues interest at the prime rate as established from time to time by the Partnership's lead bank, beginning on December 1 of the year of grant. Executive officers leaving the employ of the Partnership prior to reaching age 62 or with less than 20 years of service will forfeit their entire balance. In the event of death, total disability, retirement at age 62 or over with at least 20 years' service, or removal of the General Partner (unless resulting from reorganization of the Partnership into corporate form), all amounts accrued will become immediately and fully vested and payable to the executive officers. In the event of a "change-in-control" (as defined), all amounts accrued will become fully vested and will be funded in a trust, for the benefit of the executive officers when they reach age 62, die, or become totally disabled, whichever occurs first. At each executive officer's option, the accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

According  to  information  obtained  by  the  Partnership   from
Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 1, 1999.

B.  Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 1, 1999.

                          Amount and Nature of Beneficial Ownership


                                                                    Percent
     Name of         Beneficial  Investment Power    Voting Power      of
 Beneficial Owner     Ownership   Sole    Shared    Sole    Shared   Units

Richard L. Kinzel(1)   708,089  304,587   403,502  304,587   403,502   1.4
Lee A. Derrough          2,000    2,000      -0-     2,000      -0-     *
Richard S. Ferreira      1,000     -0-      1,000     -0-      1,000    *
Terry C. Hackett(2)    475,179     -0-    475,179     -0-    475,179    *
Mary Ann Jorgenson(3)  764,776      400   764,376      400   764,376   1.5
Donald H. Messinger      1,307    1,307      -0-     1,307      -0-     *
James L. Miears(1)     452,840   57,049   395,791   57,049   395,791    *
Thomas A. Tracy          7,519    4,827     2,692    4,827     2,692    *
Bruce A. Jackson        75,031   73,031     2,000   73,031     2,000    *
Daniel R. Keller(1)    448,082   65,062   383,020   65,062   383,020    *
Walter R. Wittmer       45,357   45,357      -0-    45,357      -0-     *
All Directors and
 officers as a group
 (27 individuals)    2,642,232  941,103 1,701,129  941,103 1,701,129   5.1

   *  Less than one percent of outstanding units.

(1)Includes 383,020 units held by a corporation of which Messrs. Kinzel, Miears and Keller, together with certain current and
   former   executive  officers  of  the  General  Partner,   are
   shareholders and, under Rule 13d-3 of the Securities and Exchange Commission, are deemed to be the beneficial owners of these units by having shared investment and voting power. Messrs. Kinzel, Miears and Keller disclaim beneficial ownership of 331,400, 341,724 and 346,886, respectively, of these units. The units owned by the corporation have been counted only once in the total of the directors and executive officers as a group.

(2)Excludes 40,000 units held in an escrow account and 5,419,588 units held by other members of the Knott family.

(3)Includes  763,976 units held by certain trusts of  which  Mrs.
   Jorgenson  and  another partner of Squire, Sanders  &  Dempsey
   L.L.P.   are  trust  advisors,  as  to  which  Mrs.  Jorgenson
   disclaims beneficial ownership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention  is  directed  to Note 1 to the consolidated  financial
statements.   Also,  see  Item  2  for  discussion  of   a   land
acquisition from an affiliate of Hunt Midwest Enterprises, Inc.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

A.1.  Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 7-14 in the Registrant's 1998 Annual Report to Unitholders, which are incorporated herein by this reference.

  (i) Consolidated Balance Sheets - December 31, 1998 and 1997.
 (ii) Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996.
(iii)  Consolidated Statements of Partners' Equity -
       Years ended December 31, 1998, 1997 and 1996.
 (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.
  (v)  Notes to Consolidated Financial Statements -
       December 31, 1998, 1997 and 1996.
 (vi)  Report of Independent Public Accountants.

A.2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A.  3.  Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant.

Exhibit
Number                     Description

3.1*    Form  of  Third  Amended and Restated  Certificate
        and  Agreement  of  Limited Partnership  of  Cedar
        Fair,   L.P.  (included  as  Exhibit  A   to   the
        Prospectus).
3.2     Form  of  Admission  and  Substitution  Agreement.
        Incorporated  herein by reference to  Exhibit  3.2
        to  Registrant's Annual Report on  Form  10-K  for
        the year ended December 31, 1988.
3.3     Amendment  No.  2  to Third Amended  and  Restated
        Agreement  of Limited Partnership of  Cedar  Fair,
        L.P.,    dated   as   of   December   31,    1992.
        Incorporated  herein by reference to  Exhibit  3.3
        to  Registrant's Annual Report on  Form  10-K  for
        the year ended December 31, 1992.
4*      Form of Deposit Agreement.
10.4    Private   Shelf  Agreement  with  The   Prudential
        Insurance  Company  of America  dated  August  24,
        1994  and  $50,000,000,  8.43%  Senior  Note   Due
        August   24,   2006.    Incorporated   herein   by
        reference to Exhibit 10.1 to Registrant's Form 10-
        Q for the quarter ended October 2, 1994.
10.9    Credit  Agreement  dated as of December  19,  1997
        between  Cedar  Fair,  L.P.,  Cedar  Fair,  Magnum
        Management Corporation and Knott's Berry  Farm  as
        co-borrowers,  and  KeyBank National  Association,
        NBD  Bank,  National City Bank, First  Union  Bank
        and  Mellon  Bank, N.A. as lenders.   Incorporated
        herein   by   reference   to   Exhibit   10.1   to
        Registrant's Form 8-K filed January 13, 1998.
10.10   Amendment No. 1 dated as of January 28,  1998,  to
        Credit Agreement dated as of December 19, 1997.
10.15   Bonus   and  Incentive  Compensation  Policy   for
        Officers  of  Cedar Fair Management Company  dated
        as  of November 2, 1992.   Incorporated herein  by
        reference to Exhibit 10.15 to Registrant's  Annual
        Report  on  Form 10-K for the year ended  December
        31, 1992.
10.17   Cedar  Fair, L.P. Executive Severance  Plan  dated
        as  of  July  26,  1995.  Incorporated  herein  by
        reference to Exhibit 10.17 to Registrant's  Annual
        Report  on  Form 10-K for the year ended  December
        31, 1995.
10.18   Contribution  Agreement by and among  Cedar  Fair,
        L.P.,  Knott's  Berry  Farm and  the  Partners  of
        Knott's  Berry  Farm,  dated  December  19,  1997.
        Incorporated herein by reference to Exhibit 10  to
        Registrant's Form 8-K filed January 13, 1998.
10.19   Private   Shelf  Agreement  with  The   Prudential
        Insurance  Company  of America dated  January  28,
        1998  and  $50,000,000, 6.68% Series B  Notes  due
        August 24, 2011.
13      1998 Annual Report to Unitholders.
21*     Subsidiaries of Cedar Fair, L.P.

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

DATED:    March 26, 1999


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


        Signature           Title                Date

                            President and Chief  March 26, 1999
  /S/   Richard L. Kinzel   Executive Officer,
        Richard L. Kinzel   Director

                            Corporate Vice       March 26, 1999
  /S/   Bruce A. Jackson    President-Finance
        Bruce A. Jackson    (Chief Financial
                            Officer)

  /S/   Charles M. Paul     Corporate Controller March 26, 1999
        Charles M. Paul     (Chief Accounting
                            Officer)

  /S/   Lee A. Derrough     Director             March 26, 1999
        Lee A. Derrough

  /S/   Richard S. Ferreira Director             March 26, 1999
        Richard S. Ferreira

  /S/   Terry C. Hackett    Director             March 26, 1999
        Terry C. Hackett

  /S/   Mary Ann Jorgenson  Director             March 26, 1999
        Mary Ann Jorgenson

  /S/   Donald H. Messinger Director             March 26, 1999
        Donald H. Messinger

                            Executive Vice       March 26, 1999
  /S/   James L. Miears     President,
        James L. Miears     Director

  /S/   Thomas A. Tracy     Director             March 26, 1999
        Thomas A. Tracy



