Form 10-Q
period 1999-03-28
CEDAR FAIR L P
filed 1999-05-12
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 28, 1999

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
          Yes     X      No

         Title of Class                 Units Outstanding As Of
        Depositary Units                     May 10, 1999
 (Representing Limited Partner                51,980,183
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

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                             3/28/99      12/31/98
                 ASSETS
Current Assets:
 Cash                                        $  2,331     $  1,137
 Receivables                                    3,080        6,253
 Inventories                                   16,218       10,245
 Prepaids                                       5,033        3,332
                                               26,662       20,967
Land, Buildings, Rides and Equipment:
 Land                                         130,008      127,050
 Land improvements                             89,337       88,924
 Buildings                                    192,751      178,795
 Rides and equipment                          369,253      368,138
 Construction in progress                      28,439       12,691
                                              809,788      775,598
 Less accumulated depreciation               (178,756)    (175,554)
                                              631,032      600,044

Intangibles, net of amortization               10,401       10,314
                                            $ 668,095    $ 631,325
    LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                            $ 27,338     $ 17,031
 Distribution payable to partners              18,285       16,979
 Accrued interest                               1,308        3,154
 Accrued taxes                                 20,175       18,956
 Accrued salaries, wages and benefits           7,443        9,170
 Self-insurance reserves                        8,335        8,174
 Other accrued liabilities                      3,866        3,767
                                               86,750       77,231

Other Liabilities                              11,770       11,753

Long-Term Debt:
 Revolving credit loans                       167,700      100,350
 Term debt                                    100,000      100,000
                                              267,700      200,350

Partners' Equity:
 Special L.P. interests                         5,290        5,290
 General partner                                  292          492
 Limited partners, 51,980 units               296,293      336,209
  outstanding
                                              301,875      341,991
                                            $ 668,095    $ 631,325

  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)


                            Three months ended     Twelve months ended
                          3/28/99     3/29/98     3/28/99     3/29/98
Net revenues              $23,197     $18,011     $424,686    $280,730
Costs and expenses:
 Cost of products sold      3,637       3,045       48,653      28,771
 Operating expenses        26,595      27,253      178,169     123,007
 Selling, general and       7,134       4,404       50,669      33,019
  administrative
 Depreciation and           3,289       2,494       32,860      23,759
  amortization
                           40,655      37,196      310,351     208,556

Operating income (loss)   (17,458)    (19,185)     114,335      72,174

Interest expense            3,533       3,641       14,552       9,584

Income (loss) before      (20,991)    (22,826)      99,783      62,590
  taxes

Provision for taxes           840         661       14,686         661

Net income (loss)         (21,831)    (23,487)      85,097      61,929
Net income (loss)            (109)       (117)         425         383
 allocated to general
 partner
Net income (loss)        $(21,722)   $(23,370)     $84,672    $ 61,546
 allocated to limited
 partners

Earnings per limited
 partner unit:
 Weighted average
  limited partner units    51,940      51,218       51,335      47,246
  outstanding - basic
 Net income per limited   $  (.42)     $ (.46)     $  1.65     $  1.30
  partner unit - basic


 Weighted average
  limited partner units    52,384      52,631       52,389      47,821
  outstanding - diluted
 net income per limited    $ (.41)    $  (.44)     $  1.62     $  1.29
  partner unit - diluted



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)


                        Special     General      Limited        Total
                         L.P.      Partner's    Partners'     Partners'
                       Interests     Equity       Equity       Equity
Balance at December    $  5,290    $ 492        $336,209      $ 341,991
 31, 1998

Allocation of net loss      -       (109)        (21,722)       (21,831)

Distribution declared       -        (91)        (18,194)       (18,285)
 ($.35 per limited
  partner unit)


Balance at March       $  5,290   $  292        $296,293      $ 301,875
 28, 1999



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                  Three months ended     Twelve months ended
                                  3/28/99      3/29/98    3/28/99    3/29/98
CASH FLOWS FROM (FOR) OPERATING
 ACTIVITIES
Net income (loss)                 $(21,831)    $(23,487)  $85,097    $61,929
Adjustments to reconcile net
 income to net cash from (for)
 operating activities
 Depreciation and amortization       3,289        2,494    32,860     23,759
 Change in assets and
 liabilities, net of effects
 from acquisitions:
  (Increase) in inventories         (5,928)      (5,055)     (793)      (468)
  (Increase) decrease in current     1,677         (483)    2,265       (359)
   and other assets
  Increase in accounts payable      10,190        9,101     2,461      1,337
  Increase in accrued taxes          1,219        1,301    14,272      1,444
  Increase (decrease) in self-         161       (1,176)        5       (556)
   insurance reserves
  Increase (decrease) in other      (3,475)      (1,303)   (4,528)     1,716
   current liabilities
  Increase in other liabilities         17          368       856      3,395
  Net cash from (for) operating    (14,681)     (18,240)  132,495     92,197
   activities

CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES
Capital expenditures               (17,060)     (19,491)  (65,624)   (54,411)
Acquisition of the Buena Park
 Hotel:
  Land, buildings, and equipment   (17,230)         -     (17,230)       -
   acquired
  Working capital acquired            (206)         -        (206)       -
Acquisition of Knott's Berry
 Farm:
  Land, buildings, rides and            -           -          -    (263,042)
   equipment acquired
  Negative working capital              -           -          -      11,638
   assumed, net of cash acquired
  Net cash (for) investing         (34,496)     (19,491)  (83,060)  (305,815)
   activities

CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES
Net borrowings (payments) on        49,914        4,650     5,864    (21,000)
 revolving credit loans
Refinancing of revolving credit        -         50,000        -      50,000
 with term debt
Repayment of term debt                 -            -          -      (4,500)
Distributions paid to partners     (16,979)     (14,768)  (67,611)   (58,527)
Withdrawal of Special General          -            -          -        (196)
 Partner
Acquisition of the Buena Park
 Hotel:
  Borrowings on revolving credit    17,436          -      17,436        -
   loans
Acquisition of Knott's Berry
 Farm:
  Borrowings on revolving credit       -            -         -       94,500
   loans
  Issuance of limited partnership      -            -         -      157,402
   units
  Redemption of limited                -         (3,500)   (3,964)    (3,500)
   partnership units
  Net cash from (for) financing     50,371       36,382   (48,275)   214,179
   activities

CASH
Net increase (decrease) for the      1,194       (1,349)    1,160        561
 period
Balance, beginning of period         1,137        2,520     1,171        610
Balance, end of period            $  2,331     $  1,171   $ 2,331   $  1,171

SUPPLEMENTAL INFORMATION
Cash payments for interest        $  5,379     $  3,194   $15,267   $  8,409
 expense
Reduction of final purchase       $    -       $    -     $ 3,506   $    -
 price of Knott's Berry Farm


  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
                   MARCH 28, 1999 AND MARCH 29, 1998




The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended March 28, 1999 and March 29, 1998 to accompany the quarterly results. Because amounts for the 12 months ended March 28, 1999 include actual 1998 peak season operating results, they are not indicative of 1999 full calendar year operations.



(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 28, 1999 and March 29, 1998 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which were included in the Form 10-K filed on March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.



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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures for its four seasonal parks: (a) depreciation, advertising and certain seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season which are amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.


(3)  Acquisitions:

As discussed in Note (8) in the 1998 Annual Report to unitholders, on February 18, 1999, the Partnership acquired the 320-room Buena Park Hotel, which is located adjacent to Knott's Berry Farm in Buena Park, California, for a cash purchase price of $17.5 million. The results of the hotel's operations are included in these consolidated financial statements only for the period following the acquisition.



(4)  Provision for Taxes:

Beginning in 1998, the Partnership is subject to a new federal tax of 3.5% of its gross income (net revenues less cost of products sold) plus an additional 1% state tax on California-source gross income.



(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                               Three months       Twelve months ended
                                   ended
                             3/28/99    3/29/98   3/28/99    3/29/98
                               (in thousands except per unit data)
  Basic weighted average      51,940    51,218    51,335    47,246
   units outstanding
  Effect of dilutive units:
    Deferred units               404       342       370       307
    Contingent units -            40     1,071       684       268
     Knott's acquisition

  Diluted weighted average    52,384    52,631    52,389    47,821
   units outstanding

  Net income per unit -      $  (.42)   $ (.46)   $ 1.65    $ 1.30
   basic

  Net income per unit -      $  (.41)   $ (.44)   $ 1.62    $ 1.29
   diluted


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Net revenues for the first quarter of 1999 increased to $23,197,000 from $18,011,000 in 1998, principally due to increased attendance from the addition of new rides and improved weather conditions at Knott's Berry Farm in the current year. The Partnership's four seasonal parks were not in operation during the quarter.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's four seasonal parks and daily operations at Knott's Berry Farm, which is open year-round. The operating loss for the quarter was $17.5 million compared with $19.2 million in 1998, and net loss for the quarter was $21.8 million, or $.41 per limited partner unit, compared with a net loss of $23.5 million, or $.44 per unit, in 1998.

Included in costs and expenses are approximately $1,536,000 of incentive fees payable to the general partner relating to the 1999 first quarter distribution, which exceeds the minimum distribution as defined in the partnership agreement by 16.25 cents per unit, or $8,447,000 in the aggregate. This compares to $1,318,000 of incentive fees in the 1998 first quarter.



Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $167.7 million was borrowed and in use as of March 28, 1999. Current assets and liabilities are at normal seasonal levels at March 28, 1999, and the negative working capital ratio of 3.3 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.



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

Based upon the information obtained and accomplishments to date, no contingency plans are expected to be necessary and therefore none have been developed. In addition, as daily operations at the Partnership's four seasonal parks will not begin until April and May of 2000, the Partnership believes adequate time will be available if necessary to insure alternative plans can be developed, assessed and implemented prior to the Year 2000 issue having any unforeseen significant negative impact on most of its principal operations. However, if system modifications are not properly made or are not completed on a timely basis, or if one or more of our principal suppliers of essential utilities or financial services fail to operate normally, particularly at Knott's Berry Farm which operates year-round, the Year 2000 issue could have a material impact on our operations.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)   -   1999 First Quarter Press Release

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       General Partner



Date:   May 10, 1999              /s/ Bruce A. Jackson
                                    Bruce A. Jackson
                             Corporate Vice President - Finance
                                (Chief Financial Officer)


                                   /s/ Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   1999 First Quarter Press Release.           14