Form 10-Q
period 1999-06-27
CEDAR FAIR L P
filed 1999-08-11
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 27, 1999

                               OR

          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to      .

                  Commission file number 1-9444


                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

            DELAWARE
(State or other jurisdiction of
 incorporation or organization)
           34-1560655
        (I.R.S. Employer
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

         Title of Class
        Depositary Units
 (Representing Limited Partner
           Interests)
    Units Outstanding As Of
         August 9, 1999
           51,980,183

                           CEDAR FAIR, L.P.

                                 INDEX

                              FORM 10 - Q




      Part I - Financial Information

      Item 1.      Financial Statements              3-8

      Item 2.      Management's Discussion and       9-
                   Analysis of Financial             10
                   Condition and Results of
                   Operations


      Part II - Other Information

      Item 6.      Exhibits and Reports on Form      11
                   8-K

      Signatures                                     12

      Index to                                       13
      Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  -  Financial Statements

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                                6/27/99     12/31/98
                   ASSETS
Current Assets:
Cash                                           $10,409      $ 1,137
Receivables                                    16,577       6,253
Inventories                                    19,911       10,245
Prepaids                                       5,914        3,332
                                               52,811       20,967
Land, Buildings, Rides and Equipment:
Land                                           130,008      127,050
Land improvements                              93,617       88,924
Buildings                                      210,019      178,795
Rides and equipment                            386,484      368,138
Construction in progress                       5,880        12,691
                                               826,008      775,598
Less accumulated depreciation                  (188,370)    (175,554)
                                               637,638      600,044

Intangibles, net of amortization               10,314       10,314
                                               $ 700,763    $ 631,325
      LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                               $ 40,249     $ 17,031
Distribution payable to partners               18,285       16,979
Accrued interest                               3,375        3,154
Accrued taxes                                  16,337       18,956
Accrued salaries, wages and benefits           11,886       9,170
Self-insurance reserves                        8,727        8,174
Other accrued liabilities                      9,670        3,767
                                               108,529      77,231

Other Liabilities                              11,305       11,753

Long-Term Debt:
Revolving credit loans                         178,100      100,350
Term debt                                      100,000      100,000
                                               278,100      200,350

Partners' Equity:
Special L.P. interests                         5,290        5,290
General partner                                297          492
Limited partners, 51,980 units outstanding     297,242      336,209
                                               302,829      341,991
                                               $ 700,763    $ 631,325

  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)


                            Three months ended     Twelve months ended
                            6/27/99     6/28/98    6/27/99     6/28/98
Net revenues               $124,203    $120,545    $428,344    $322,038
Costs and expenses:
Cost of products sold      14,392      14,072      48,973      34,587
Operating expenses         54,542      51,932      180,779     139,083
Selling, general and       14,962      15,637      49,994      38,677
administrative
Depreciation and           12,048      10,535      34,373      26,107
amortization
                           95,944      92,176      314,119     238,454

Operating income           28,259      28,369      114,225     83,584

Interest expense           4,486       4,441       14,597      11,483

Income before taxes        23,773      23,928      99,628      72,101

Provision for taxes        4,534       4,155       15,065      4,816

Net income                 19,239      19,773      84,563      67,285
Net income allocated to    96          99          423         336
general partner
Net income allocated to    $ 19,143    $ 19,674    $ 84,140    $ 66,949
limited partners

Earnings per limited
partner unit:
Weighted average limited
partner units              51,940      51,165      51,530      48,557
 outstanding - basic
Net income per limited     $    .37    $    .38    $  1.63     $  1.38
partner unit - basic


Weighted average limited
partner units              52,381      52,582      52,375      49,416
 outstanding - diluted
Net income per limited     $    .37    $    .37    $  1.61     $  1.35
partner unit - diluted



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)


                           Special     General      Limited      Total
                            L.P.      Partner's    Partners'   Partners'
                          Interests     Equity      Equity       Equity
Balance at December 31,   $  5,290    $    492     $ 336,209   $ 341,991
1998

Allocation of net loss    -           (109)        (21,722)    (21,831)

Distribution declared     -           (91)         (18,194)    (18,285)
($.35 per limited
partner unit)

Balance at March 28,                                296,293     301,875
1999                      5,290       292

Allocation of net         -           96           19,143      19,239
income

Distribution declared     -           (91)         (18,194)    (18,285)
($.35 per limited
partner unit)

Balance at June 27,       $   5,290   $    297     $ 297,242   $ 302,829
1999



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                    Three months ended     Twelve months ended
                                    6/27/99    6/28/98     6/27/99     6/28/98
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income                          $19,239    $19,773    $84,563     $67,285
Adjustments to reconcile net
income to net cash from
operating activities
Depreciation and amortization       12,048     10,535     34,373      26,107
Change in assets and liabilities,
net of effects from acquisitions:
(Increase) in inventories           (3,693)    (3,223)    (1,263)     (1,584)
(Increase) in current and other     (14,378)   (10,218)   (1,896)     (658)
assets
Increase in accounts payable        12,911     12,258     3,114       9,288
Increase (decrease) in accrued      (3,838)    3,411      7,023       5,011
taxes
Increase (decrease) in self-        392        (1,035)    1,432       (1,964)
insurance reserves
Increase (decrease)  in other       12,314     11,589     (3,803)     3,386
current liabilities
Increase (decrease) in other        (465)      70         321         2,763
liabilities
Net cash from operating             34,530     43,160     123,864     109,634
activities

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures                (18,567)   (21,447)   (62,743)    (58,108)
Acquisition of the Buena Park
Hotel:
Land, buildings, and equipment         -          -       (17,230)          -
acquired
Working capital acquired               -          -       (206)             -
Acquisition of Knott's Berry
Farm:
Land, buildings, rides and             -          -           -       (263,030)
equipment acquired
Negative working capital assumed,      -          -           -       11,626
net of cash acquired
Net cash (for) investing            (18,567)   (21,447)   (80,179)    (309,512)
activities

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on        10,400     4,900      11,364      (26,800)
revolving credit loans
Refinancing of revolving credit        -          -           -       50,000
with term debt
Repayment of term debt                 -          -           -       (4,500)
Distributions paid to partners      (18,285)   (16,810)   (69,086)    (60,842)
Withdrawal of Special General          -          -           -       (196)
Partner
Acquisition of the Buena Park
Hotel:
Borrowings on revolving credit         -          -       17,436            -
loans
Acquisition of Knott's Berry
Farm:
Borrowings on revolving credit         -          -           -       94,500
loans
Issuance of limited partnership        -          -           -       157,402
units
Redemption of limited partnership      -       (1,024)    (2,940)     (4,524)
units
Net cash from (for) financing       (7,885)    (12,934)   (43,226)    205,040
activities

CASH
Net increase for the period         8,078      8,779      459         5,162
Balance, beginning of period        2,331      1,171      9,950       4,788
Balance, end of period              $          $  9,950   $           $  9,950
                                    10,409                10,409

SUPPLEMENTAL INFORMATION
Cash payments for interest          $  2,419   $  2,365   $ 15,321    $  9,337
expense
Reduction of final purchase price   $    -     $     -    $  3,506    $     -
of Knott's Berry Farm


  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
                    JUNE 27, 1999 AND JUNE 28, 1998




The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 27, 1999 and June 28, 1998 to accompany the quarterly results. Because amounts for the 12 months ended June 27, 1999 include actual 1998 peak season operating results, they are not indicative of 1999 full calendar year operations.



(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended June 27, 1999 and June 28, 1998 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which were included in the Form 10-K filed on March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.



(2)  Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri. Virtually all of the Partnership's revenues from its four seasonal parks are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but also operates at its highest level of attendance during the third quarter of the year.

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



(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                               Three months        Twelve months
                                  ended                ended
                            6/27/99    6/28/98   6/27/99    6/28/98
                              (in thousands except per unit data)
  Basic weighted average     51,940    51,165     51,530    48,557
  units outstanding
  Effect of dilutive
  units:
  Deferred units                401       346        384       323
  Contingent units -             40     1,071        461       536
  Knott's acquisition

  Diluted weighted           52,381    52,582     52,375    49,416
  average units
  outstanding

  Net income per unit -     $  .37     $  .38    $  1.63    $  1.38
  basic

  Net income per unit -     $  .37     $  .37    $  1.61    $  1.35
  diluted


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Net revenues for the quarter ended June 27, 1999, increased 3% to $124.2 million, from $120.5 million for the quarter ended June 28,
1998, and earnings before interest, taxes, depreciation and amortization (EBITDA) for the quarter increased 4% to $40.3 million from $38.9 million for the same period last year. Operating income, after a significant increase in depreciation expense, decreased slightly to $28.3 million from $28.4 million, and net income for the period remained essentially flat at $.37 per limited partner unit (diluted).

The increase in depreciation expense for the quarter was the result of more than $60 million of capital expenditures put in place for the 1999 season, as well as the addition of the Buena Park Hotel, which was acquired in the first quarter of the year. Excluding depreciation, operating costs as a percent of revenues have remained level between years.

For the quarter, we achieved a 4% increase in in-park guest per capita spending and a 17% increase in out-of-park revenues, including our hotels. These gains were partially offset by a 3% decrease in combined second-quarter attendance, due to some poor early-season weather. Through the first six months of 1999, net revenues were up
6% over last year on a 1% increase in combined attendance and a 5% increase in in-park guest per capita spending. Over the same period, EBITDA increased 18% between years.

Included in costs and expenses are approximately $1,536,000 of incentive fees payable to the general partner relating to the 1999 second quarter distribution, which exceeds the minimum distribution as defined in the partnership agreement by 16.25 cents per unit, or $8,489,000 in the aggregate. This compares to $1,318,000 of incentive fees in the 1998 second quarter.



Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $178.1 million was borrowed and in use as of June 27, 1999. Current assets and liabilities are at normal seasonal levels at June 27, 1999, and the negative working capital ratio of 2.1 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.



Year 2000 Compliance:

The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

The Partnership has completed its assessment of its computer-dependent rides and equipment and its internal information systems that support business activities. We believe that with minor modifications to existing hardware and software, the Year 2000 issue will pose no significant internal operational problems. In addition, the
Partnership has also received assurances about readiness from its major utility and financial service providers, and we have no reason to believe that any third party with whom we have a material relationship will not be Year 2000 compliant.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)   -   1999 Second Quarter Press Release

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       General Partner



Date:   August 9, 1999              Bruce A. Jackson
                                    Bruce A. Jackson
                           Corporate Vice President - Finance
                               (Chief Financial Officer)


                                    Charles M. Paul
                                    Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   1999 Second Quarter Press Release.          14