Form 10-Q
period 1999-09-26
CEDAR FAIR L P
filed 1999-11-10
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1999

                               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

                  Commission file number 1-9444


                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

            DELAWARE                            34-1560655
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

        One Cedar Point Drive, Sandusky, Ohio  44870-5259
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

         Title of Class                  Units Outstanding As Of
        Depositary Units                   November 1, 1999
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

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                                                 9/26/99    12/31/98
                  ASSETS
Current Assets:
 Cash                                           $ 5,882      $ 1,137
 Receivables                                     19,911        6,253
 Inventories                                     12,877       10,245
 Prepaids                                         2,025        3,332
                                                 40,695       20,967
Land, Buildings, Rides and Equipment:
 Land                                           130,009      127,050
 Land improvements                               94,398       88,924
 Buildings                                      209,606      178,795
 Rides and equipment                            385,935      368,138
 Construction in progress                        18,434       12,691
                                                838,382      775,598
 Less accumulated depreciation                 (197,767)    (175,554)
                                                640,615      600,044

Intangibles, net of amortization                 10,226       10,314
                                              $ 691,536    $ 631,325
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable                             $  30,881     $ 17,031
 Distribution payable to partners                18,937       16,979
 Accrued interest                                 1,062        3,154
 Accrued taxes                                   21,048       18,956
 Accrued salaries, wages and benefits            14,816        9,170
 Self-insurance reserves                          9,072        8,174
 Other accrued liabilities                        8,051        3,767
                                                103,867       77,231

Other Liabilities                                10,814       11,753

Long-Term Debt:
 Revolving credit loans                          96,800      100,350
 Term debt                                      100,000      100,000
                                                196,800      200,350

Partners' Equity:
 Special L.P. interests                           5,290        5,290
 General partner                                    684          492
 Limited partners, 51,980 units outstanding     374,081      336,209
                                                380,055      341,991
                                              $ 691,536    $ 631,325

  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)

                                 Three months ended     Twelve months ended
                                 9/26/99     9/27/98    9/26/99     9/27/98
Net revenues                    $240,674    $234,226    $434,792    $381,478
Costs and expenses:
 Cost of products sold            24,641      24,610      49,004      42,783
 Operating expenses               70,414      66,866     184,327     160,458
 Selling, general and             21,527      21,253      50,268      44,995
  administrative
 Depreciation and                 15,759      15,875      34,257      29,714
  amortization
                                 132,341     128,604     317,856     277,950

Operating income                 108,333     105,622     116,936     103,528

Interest expense                   3,723       3,378      14,942      13,128

Income before taxes              104,610     102,244     101,994      90,400

Provision for taxes                8,447       7,939      15,573      12,755

Net income                        96,163      94,305      86,421      77,645
Net income allocated to              481         472         432         388
 general partner
Net income allocated to         $ 95,682    $ 93,833    $ 85,989    $ 77,257
 limited partners

Earnings per limited partner
 unit:
Weighted average limited
 partner units                    51,940      51,098      51,742      49,851
 outstanding - basic
Net income per limited          $   1.84    $   1.84    $   1.66    $   1.55
 partner unit - basic


Weighted average limited
 partner units                    52,388      52,508      52,381      50,993
 outstanding - diluted
Net income per limited          $   1.83    $   1.79    $   1.64    $   1.52
 partner unit - diluted



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)

                        Special       General     Limited       Total
                          L.P.       Partner's   Partners'    Partners'
                       Interests      Equity      Equity       Equity
Balance at December    $   5,290     $    492    $ 336,209    $ 341,991
 31, 1998

Allocation of net loss       -           (109)     (21,722)     (21,831)

Distribution declared        -            (91)     (18,194)     (18,285)
 ($.35 per limited
  partner unit)

Balance at March 28,       5,290          292      296,293      301,875
 1999

Allocation of net income     -             96       19,143       19,239

Distribution declared        -            (91)     (18,194)     (18,285)
 ($.35 per limited
  partner unit)

Balance at June 27,        5,290          297      297,242      302,829
 1999

Allocation of net income     -            481       95,682       96,163

Distribution declared        -            (94)     (18,843)     (18,937)
 ($.3625 per limited
  partner unit)

Balance at September   $   5,290    $     684    $ 374,081    $ 380,055
 26, 1999



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                                        Three months           Twelve months
                                           ended                  ended
                                    9/26/99     9/27/98     9/26/99    9/27/98
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income                          $96,163     $94,305     $86,421    $77,645
Adjustments to reconcile net
  income to net cash from
  operating activities
 Depreciation and amortization       15,759      15,875      34,257     29,714
 Change in assets and liabilities,
  net of effects from acquisitions:
 (Increase) decrease in inventories   7,034       7,154      (1,383)    (1,046)
 (Increase) decrease in current and     555        (168)     (1,172)    (2,107)
  other assets
 Increase (decrease) in accounts     (9,368)    (13,601)      7,347      8,293
  payable
 Increase in accrued taxes            4,711       8,304       3,430     13,613
 Increase (decrease) in self-           345         460       1,317     (1,581)
  insurance reserves
 Increase (decrease)  in other       (1,002)     (1,296)     (3,521)     2,575
  current liabilities
 Increase (decrease) in other          (491)       (258)         88      2,128
  liabilities
Net cash from operating             113,706     110,775     126,784    129,234
  activities

CASH FLOWS FROM (FOR) INVESTING
  ACTIVITIES
Capital expenditures                (18,648)    (11,110)    (70,270)   (63,694)
Acquisition of the Buena Park
 Hotel:
 Land, buildings, and equipment         -           -       (17,230)       -
  acquired
 Working capital acquired               -           -          (206)       -
Acquisition of Knott's Berry Farm:
 Land, buildings, rides and             -           -           -     (263,042)
  equipment acquired
 Negative working capital assumed,      -           -           -       11,638
  net of cash acquired
Net cash (for) investing            (18,648)    (11,110)    (87,706)  (315,098)
 activities

CASH FLOWS FROM (FOR) FINANCING
  ACTIVITIES
Net borrowings (payments) on        (81,300)    (84,150)    14,214     (41,150)
 revolving credit loans
Refinancing of revolving credit         -           -          -        50,000
 with term debt
Distributions paid to partners      (18,285)    (16,797)   (70,574)    (63,144)
Acquisition of the Buena Park
 Hotel:
 Borrowings on revolving credit         -           -       17,436         -
  loans
Acquisition of Knott's Berry Farm:
 Borrowings on revolving credit         -           -          -        94,500
  loans
 Issuance of limited partnership        -           -          -       157,402
  units
 Redemption of limited partnership      -        (2,940)       -        (7,464)
  units
Net cash from (for) financing       (99,585)   (103,887)   (38,924)    190,144
 activities

CASH
Net increase (decrease) for the      (4,527)     (4,222)       154       4,280
  period
Balance, beginning of period         10,409       9,950      5,728       1,448
Balance, end of period              $ 5,882     $ 5,728    $ 5,882     $ 5,728

SUPPLEMENTAL INFORMATION
Cash payments for interest expense  $ 6,036     $ 6,347     $15,010    $12,489
Reduction of final purchase price   $   -       $   -       $ 3,506    $   -
  of Knott's Berry Farm


  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
               SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998




The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended September 26, 1999 and September 27, 1998 to accompany the quarterly results. Because amounts for the 12 months ended September 26, 1999 include actual 1998 fourth quarter operating results, they may not be indicative of 1999 full calendar year operations.



(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended September 26, 1999 and September 27, 1998 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1998, which were included in the Form 10-K filed on March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.



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

In addition, on October 14, 1999, the Partnership announced that it had reached agreement in principle for the acquisition of White Water Canyon, a seasonal water park located near San Diego in Chula Vista, California. The acquisition is expected to be completed by the end of 1999.


(4)  Provision for Taxes:

Beginning in 1998, the Partnership is subject to a new federal tax of 3.5% of its gross income (net revenues less cost of products sold) plus an additional 1% state tax on California-source gross income.



(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                              Three months          Twelve months
                                  ended                 ended
                            9/26/99    9/27/98    9/26/99   9/27/98
                               (in thousands except per unit data)
  Basic weighted average     51,940     51,098    51,742      49,851
  units outstanding
  Effect of dilutive
  units:
  Deferred units                408        339       401         339
  Contingent units -             40      1,071       238         803
  Knott's acquisition

  Diluted weighted           52,388     52,508    52,381      50,993
  average units
  outstanding

  Net income per unit -     $  1.84    $  1.84    $  1.66   $  1.55
    basic

  Net income per unit -     $  1.83    $  1.79    $  1.64   $  1.52
    diluted


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Net revenues for the quarter ended September 26, 1999, increased 3% to $240.7 million, from $234.2 million for the quarter ended September 27, 1998, and earnings before interest, taxes, depreciation and amortization (EBITDA) for the quarter increased 2% to $124.1 million from $121.5 million for the same period last year. Operating income for the period increased 3% to $108.3 million from $105.6 million, and net income increased 2% to $96.2 million, or $1.83 per limited partner unit (diluted), from $94.3 million, or $1.79 per unit, in 1998.

For the quarter, we achieved a 3% increase in in-park guest per capita spending and a 27% increase in out-of-park revenues, including our hotels. These gains were partially offset by a 4% decrease in combined third-quarter attendance, due to inconsistent weather and the lack of a major new thrill ride at several of our parks. Through the first nine months of 1999, net revenues were up 4% over last year on a 4% increase in in-park guest per capita spending and a 20% increase in out-of-park revenues, which were offset slightly by a 2% decrease in combined attendance. Over the same period, EBITDA increased 5% between years.

Included in costs and expenses are approximately $1,654,000 of incentive fees payable to the general partner relating to the 1999 third quarter distribution, which exceeds the minimum distribution as defined in the partnership agreement by 17.5 cents per unit, or $9,142,000 in the aggregate. This compares to $1,362,000 of incentive fees in the 1998 third quarter.



Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $96.8 million was borrowed and in use as of September 26, 1999, and has reached agreement with its bank group for an additional $90 million short-term credit facility. Current assets and liabilities are at normal seasonal levels at September 26, 1999, and the negative working capital ratio of 2.6 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.



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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)  -  1999 Third Quarter Press Release

(b) Reports on Form 8-K:  None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company,
                                       General Partner



Date:   November 9, 1999            Bruce A. Jackson
                                    Bruce A. Jackson
                          Corporate Vice President - Finance
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   1999 Third Quarter Press Release.            14