Form 10-K
period 1999-12-31
CEDAR FAIR L P
filed 2000-03-30
CIK 811532

                           FORM 10 - K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

          (Mark One)
          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

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

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 1, 2000 of $18.6875 per unit was $924,000,000.

Number of Depositary Units representing limited partner interests outstanding as of February 1, 2000: 51,980,183.

               DOCUMENTS INCORPORATED BY REFERENCE

1999 Annual Report to Unitholders incorporated by reference into
           Part II (Items 5-8) and Part IV (Item 14).
                *********************************
             The Exhibit Index is located at Page 21
                       Page 1 of 152 pages

                        CEDAR FAIR, L.P.

                              INDEX




      PART I                                         PAGE

      Item 1.  Business                               3
      Item 2.  Properties                             7
      Item 3.  Legal Proceedings                      8
      Item 4.  Submission of Matters to a Vote        8
               of Security Holders

      PART II

      Item 5.  Market for Registrant's
               Depositary Units and Related           9
               Unitholder Matters
      Item 6.  Selected Financial Data                9
      Item 7.  Management's Discussion and
               Analysis of Financial Condition        9
               and Results of Operations
      Item 8.  Financial Statements and               9
               Supplementary Data
      Item 9.  Changes in and Disagreements with
               Accountants on Accounting and          9
               Financial Disclosure

     PART III

     Item 10.  Directors and Executive Officers       10
               of Registrant
     Item 11.  Executive Compensation                 14
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management       16
     Item 13.  Certain Relationships and Related      17
               Transactions

      PART IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K     18

     Signatures                                       20



                             PART I

ITEM 1.  BUSINESS.

Cedar   Fair,   L.P.  is  a  publicly  traded  Delaware   limited
partnership  managed  by  Cedar  Fair  Management  Company   (the
"General Partner").

Cedar Fair, L.P. and its affiliated companies (the "Partnership") own and operate five amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis-St. Paul in Shakopee, Minnesota; and Worlds of Fun/Oceans of Fun ("Worlds of Fun"), located in Kansas City, Missouri. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates separate-gated water parks at Cedar Point, Worlds of Fun and Knott's Berry Farm, and another, which was acquired in December 1999, near San Diego in Chula Vista, California. All principal rides and attractions at the parks are owned and operated by the Partnership and its affiliated companies.

The Partnership's four seasonal parks are generally open daily from 9:00 a.m. to 10:00-12:00 at night from early May until Labor Day, after which they are open during weekends in September and October. As a result, virtually all of the operating revenues of these parks are derived during an approximately 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 6:00-12:00 at night on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of all rides and attractions with the exception of Challenge Park and Soak City at Cedar Point, Challenge Park at Valleyfair, go-kart and bumper boat attractions at Dorney Park, and Oceans of Fun and RipCord at Worlds of Fun. The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of the rides and entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating seasons, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

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

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including the new "Millennium Force," a 310-foot-tall, world-record-breaking roller coaster, which is scheduled to open in May 2000; "Magnum XL-200," "Raptor," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, stand-up and wood roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; live entertainment shows featuring talented college students in four theaters; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; the Cedar Point Cinema, which features a film using an IMAX projection system on a 66-foot by 88-foot screen in a 950-seat theater; a museum; bathing beach facilities; "Soak City" water park, an extra-charge attraction that includes "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool; and "Challenge Park," an extra-charge attraction area that includes
"RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and three go-kart tracks. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Cedar Point also owns and operates four hotel facilities. Breakers Express, scheduled to open for the 2000 season, is a 350-room, limited-service seasonal hotel, which will be located near the Causeway entrance to the park. Cedar Point's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake
swimming,  a  conference/meeting   center  and two outdoor pools;
and  the  Breakers  Tower  has 18 tower suites  with  spectacular
views,   an  indoor  pool,   and  a TGI   Friday's   restaurant.
In  addition  to  Breakers Express and the Hotel Breakers,  Cedar
Point   offers  the  lakefront  Sandcastle  Suites  Hotel,  which
features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. The park's only year-round hotel is the Radisson Harbour Inn, a 237-room full-service hotel, located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant.

Cedar Point also owns and operates the Cedar Point Marina, one of the largest full-service marinas on the Great Lakes, which provides dockage facilities for over 650 boats, and has been fully renovated over the past two seasons with floating docks and full guest amenities; and Camper Village, which provides sites for approximately 225 recreational vehicles.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 2,875 of the park's approximately 3,800 seasonal employees.

KNOTT'S BERRY FARM

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. Knott's Berry Farm is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourism population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including the new "Perilous Plunge," a 121-foot-tall water ride that will reach a speed of 50 mph and generate the largest splash in amusement park history; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty
Bell.  In   addition,   there  are  more  than   30 restaurants,
fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located outside the park's gates and is available free of charge.

The park is also renowned for its seasonal promotions, including a special Christmas promotion, "Knott's Merry Farm," and a spectacular Halloween event called "Knott's Scary Farm," which celebrated its 27th year in 1999 and is widely acknowledged as the best in the industry.

Beginning in June 2000, the park will also offer "Knott's Soak City U.S.A.," an extra-charge seasonal water park that will feature 21 separate water rides and attractions, including 16 high-speed water slides, a wave pool, a lazy river, a children's activity area, food and merchandise shops, and a second story sundeck available for public dining and catered events.

Knott's  Berry  Farm also owns and operates the  Radisson  Resort
Hotel, a 320-room, full-service hotel located adjacent to the park, which was acquired in February 1999 and has been completely renovated for the 2000 season.

In December 1999, the Partnership acquired White Water Canyon, located just south of San Diego in Chula Vista, California. This three-year-old water park offers its guests more than 20 water rides and attractions, including 16 water slides, a wave pool and a children's activity area, as well as food and merchandise shops. Beginning with the 2000 season, the park will be renamed "Knott's Soak City U.S.A.-San Diego."

DORNEY PARK & WILDWATER KINGDOM

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

Dorney Park features more than 50 rides and attractions, including "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters, and "Mad Mouse," a modern version of the classic "Wild Mouse" ride, both of which are scheduled to open in 2000; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest roller coasters in the world; "Hercules," a world-class wooden roller coaster; three additional roller coasters; "White Water Landing," one of the world's tallest water flume rides featuring a guest splash basin; "Thunder Canyon," a white-water rafting ride;
the   "Cedar   Creek   Cannonball"  train   ride;   "Wildwater
Kingdom," one of the largest water parks in the United States featuring twelve water slides, including the "Pepsi Aquablast," the longest elevated water slide in the world, a giant wave pool and two children's activity areas; "Thunder Creek Mountain," a water flume ride; a giant ferris wheel; live musical shows featuring talented college students; an antique Dentzel carousel carved in 1921; and beginning in 2000 an extra-charge attraction called "SkyScraper," which stands 85 feet tall and spins passengers seated at opposite ends of a long vertical arm at speeds of more than 50 mph. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

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

Valleyfair offers more than 35 rides and attractions, including the new "Power Tower," a 275-foot-tall thrill ride, which is scheduled to open in 2000; "Wild Thing," one of the tallest and fastest roller coasters in the world; "Mad Mouse," a family-style roller coaster; four additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "Thunder Canyon," a white-water raft ride; "The Wave," a water flume ride featuring a guest splash basin; a nostalgic train ride; a giant ferris wheel; a log flume ride; a 500-seat amphitheater; a kiddie ride area; "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course; "Berenstain Bear Country," which is an indoor/outdoor children's activity area; "The Hydroblaster," a 40-foot tall wet/dry slide, or "water coaster;" and a 430-seat indoor theatre for live show presentations. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.


WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 50 rides and attractions, including the new "Boomerang," a 12-story-tall steel roller coaster, scheduled to open in 2000; "Mamba," one of the tallest and fastest roller coasters in the world: "Timber Wolf," a world-class wooden roller coaster; "Orient Express," a steel looping roller coaster; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up its twin-tower structure; "RipCord," an extra-charge attraction which lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; live musical shows; and "Berenstain Bear Country," a major indoor/outdoor children's activity area. Oceans of Fun, which requires a separate admission fee, features a wide variety of water attractions including "Hurricane Falls," a large water slide raft ride; "The Typhoon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle." In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The  Partnership carries significant receivables and  inventories
of  food  and merchandise during the operating season.   Seasonal
working capital needs are met with a revolving credit facility.

The General Partner believes that annual park attendance is to some extent influenced by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures incurred in the period from October through May, just prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar yearend.

COMPETITION

In general, the Partnership competes with all phases of the recreation industry within its primary market areas of Cleveland, Detroit, Los Angeles, San Diego, Philadelphia, Minneapolis-St. Paul, and Kansas City, including several other amusement/theme parks in the Partnership's market areas. The Partnership's business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island in southern Ohio, and Sea
World of Ohio and Six Flags-Ohio near Cleveland.

In    Southern   California,   Knott's   Berry   Farm's   primary
amusement/theme park competitors are Disneyland, which is approximately 10 minutes away, Universal Studios, approximately 40 minutes away, and Six Flags Magic Mountain, approximately 75 minutes away. The San Diego Zoo and Sea World-San Diego are located approximately 90 minutes from Knott's. LEGOLAND, a children's park that opened in 1999, is located approximately 70 minutes away in Carlsbad, California.

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


ITEM 2.  PROPERTIES.

Cedar Point is located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 80 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The new Breakers Express hotel, the Radisson Harbour Inn and adjoining TGI Friday's restaurant, two seasonal-employee housing complexes and a fast-food restaurant operated by the Partnership are located on this property.

The Partnership controls, through ownership or an easement, a six-mile public highway and owns approximately 38 acres of vacant land adjacent to this highway, which is a secondary access route
to  Cedar  Point  and serves about 250 private  residences.   The
roadway is maintained by the Partnership pursuant to deed provisions. The Cedar Point Causeway, a four-lane roadway across Sandusky Bay, is the principal access road to Cedar Point and is owned by a subsidiary of the Partnership.

Knott's Berry Farm is situated on approximately 160 acres, virtually all of which have been developed. Knott's Soak City U.S.A.-San Diego is located on 65 acres, of which 33 acres have been developed and 32 acres remain available for future expansion.

Dorney Park is situated on approximately 200 acres, of which  170 acres have been developed and 30 acres remain available for future expansion.

At Valleyfair approximately 125 acres have been developed, and approximately 75 additional acres remain available for future expansion.

Worlds of Fun is located on approximately 350 acres, of which 235 acres have been developed and 115 acres remain available for future expansion.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED
         UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of February 15, 2000, there were approximately 11,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 3,200 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

1999         Distribution   High        Low
  4th Quarter   $.3625     $21 1/4    $18 7/16
  3rd Quarter    .3625      24 15/16   20 5/8
  2nd Quarter    .3500      26         23 1/4
  1st Quarter    .3500      26         23 1/4

1998         Distribution   High        Low
  4th Quarter   $.3250     $26 15/16  $22
  3rd Quarter    .3250      28 13/16   21 3/4
  2nd Quarter    .3200      30 1/8     25 1/2
  1st Quarter    .3200      28 5/8     25


ITEM 6.  SELECTED FINANCIAL DATA.

                          For the years ended December 31,
                      1999      1998    1997(1)    1996    1995(2)
         (In thousands except amounts per unit and per capita)
     OPERATING DATA
     Net revenues   $438,001  $419,500  $264,137  $250,523  $218,197
     Operating       116,755   112,608    76,303    81,121    73,013
      income
     Net income       85,804    83,441    68,458    74,179    66,136
     Per limited
      partner unit(6)   1.63      1.58      1.47      1.59      1.45

     FINANCIAL POSITION
     Total assets   $708,961  $631,325  $599,619  $304,104  $274,717
     Working capital
      (deficit)      (62,375)  (56,264)  (40,472)  (27,511)  (27,843)
     Long-term debt  261,200   200,350   189,750    87,600    80,000
     Partners'       349,986   341,991   285,381   169,994   151,476
      equity
     DISTRIBUTIONS DECLARD
     Per limited
      partner unit    $1.425     $1.29    $1.265     $1.20   $1.1375

     OTHER DATA
     Depreciation and
      amortization   $35,082   $32,065   $21,528   $19,072   $16,742
     EBITDA(7)       151,837   144,673    97,831   100,193    89,755
     Capital
      expenditures    80,400    68,055    44,989    30,239    28,520
     Combined
      attendance      10,600    10,825     6,844     6,920     6,304
     Combined guest
      per capita
      spending(8)     $34.58    $33.20    $32.66    $31.75    $30.29

                     1994(3)   1993(4)    1992(5)    1991     1990
     OPERATING DATA
     Net revenues   $198,358  $178,943   $152,961  $127,950  $121,962
     Operating        68,016    57,480     49,111    42,394    40,324
      income
     Net income       62,825    61,879     42,921    35,975    33,173
     Per limited
     partner unit (6)   1.40      1.38       0.98      0.84      0.78

     FINANCIAL POSITION
     Total assets   $223,982  $218,359   $209,472  $142,532  $141,668
     Working capital
      (deficit)      (25,404)  (22,365)   (19,028)  (14,616)  (13,446)
     Long-term debt   71,400    86,800     89,700    65,900    69,900
     Partners'       115,054    99,967     81,333    55,132    51,755
      equity

     DISTRIBUTIONS DECLARED
     Per limited
      partner unit   $1.0625   $0.9625    $0.8625   $0.7625    $0.675

     OTHER DATA
     Depreciation and
      amortization   $14,960   $14,473    $12,421   $10,314    $9,706
     EBITDA(7)        82,976    71,953     61,532    52,708    50,030
     Capital
      expenditures    19,237    23,813     15,934    10,333    15,168
     Combined
      attendance       5,918     5,511      4,857     4,088     4,130
     Combined guest
      per capita
      spending(8)     $30.04    $28.86     $27.98    $27.84    $26.64

NOTE 1 - Knott's Berry Farm is included in 1997 data only for the three days subsequent to its acquisition on December 29, 1997.

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

NOTE 6 - Net income per limited partner unit is computed based on the weighted average number of units outstanding and equivalents outstanding - assuming dilution.

NOTE 7 - EBITDA represents earnings before interest taxes, depreciation and amortization.

NOTE 8 - Guest per capita spending includes all amusement park, causeway tolls and parking revenues for the amusement park operating season. Revenues from water park, marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Management's Analysis of Results of Operations

Net revenues for the year ended December 31, 1999 were $438.0 million, a 4% increase over the year ended December 31, 1998. This followed a 59% increase in 1998, when revenues rose to $419.5 million from $264.1 million in 1997, impacted by the inclusion of Knott's Berry Farm, which was acquired on December 29, 1997. Net revenues for 1999 reflect a 4% increase in combined in-park guest per capita spending and an increase of 18% increase in out-of-park revenues, offset slightly by a 2%
decrease in combined attendance (to 10.6 million from 10.8 million in 1998). In 1999, Knott's Berry Farm and Dorney Park both had record years, which nearly offset attendance declines at Cedar Point, Valleyfair and Worlds of Fun caused by the lack of major new rides and some less than ideal weather conditions.

In  1998,  Knott's Berry Farm's full-year contribution  accounted for most of the increase in combined attendance and revenues. Meanwhile, attendance at the Partnership's original four parks was up 7% over 1997, due to the successful debuts of Power Tower at Cedar Point and Mamba at Worlds of Fun, as well as improved weather at Cedar Point throughout the season. In addition, Dorney Park achieved its second straight record year. In 1997,
Dorney Park and Worlds of Fun both had excellent years, which nearly offset attendance declines at Cedar Point and Valleyfair caused by unusually cool and wet weather during important parts of the season, and combined attendance was down 1% to 6.8 million. Combined guest per capita spending increased 2% in 1998 and 3% in 1997.

Costs and expenses before depreciation and amortization in 1999 increased to $286.2 million from $274.8 million in 1998 and $166.3 million in 1997, in part due to the inclusion of the Buena Park Hotel's operations in 1999 and Knott's Berry Farm's operations beginning in 1998. Included in costs and expenses are approximately $6.4 million of incentive fees earned by the General Partner in 1999. This compares to $5.4 million and $4.7 million of incentive fees earned in 1998 and 1997, respectively.

Operating income in 1999 increased 4% to $116.8 million, following a 48% increase in 1998 and a 6% decrease in 1997. The 1999 increase in operating income was largely the result of increased revenues and operating margins at Knott's Berry Farm, offset by higher depreciation expense from significant capital expenditures in recent years. In 1998, operating income increased as the result of increases in attendance and guest per capita spending at each of the Partnership's original four parks, together with Knott's Berry Farm's first full-year profit contribution. In 1997, operating income decreased as the result of attendance declines at Cedar Point and Valleyfair.

Net income for 1999 increased 3% to $85.8 million compared to $83.4 million in 1998 and $68.5 million in 1997. In 1999, interest expense rose due to higher short-term interest rates and borrowings for the acquisitions of the Buena Park Hotel in February and White Water Canyon in December. The provision for partnership taxes, new in 1998, increased in 1999 based on the increase in taxable revenues.

For 2000, the Partnership plans to invest a record $110 million in capital improvements, including Millennium Force, the world's tallest and fastest roller coaster, and the Breakers Express hotel at Cedar Point; a major water ride and a multi-million-dollar water park at Knott's Berry Farm; and Valleyfair's new 275-foot-tall thrill ride, Power Tower. An additional $11 million has been invested in the renovation of the Buena Park Hotel at Knott's. We are optimistic that these major investments, as well as other improvements at each of the parks, will generate a high
level   of  public  interest  and  acceptance.   However,  stable
population trends in our market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term
increases   in  attendance  at  our  parks.   Historically,   the
Partnership has been able to improve its profitability by continuing to make substantial investments in its parks and resort facilities. This has enabled us to maintain consistently high attendance levels as well as steady increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

Partnership Financial Condition

The Partnership ended 1999 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.6 at December 31, 1999 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

In 1999, cash generated from operations totaled $124.0 million and new bank borrowings totaled $60.9 million. The Partnership used $80.4 million for capital expenditures, $29.0 for acquisitions, $72.5 million for distributions to the general and limited partners, and $3.4 million to repurchase limited partnership units on the open market. Distributions in 2000, at the current annual rate of $1.45 per unit, would total approximately $75 million, 4% higher than the distributions paid in 1999.

The Partnership has available through April 2002 a $200 million revolving credit facility, of which $161.2 million was borrowed and in use as of December 31, 1999. An additional $90 million revolving credit facility is available through November 2000 to fund peak seasonal requirements. Credit facilities and cash flow are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.


Additional Year 2000 Disclosure:

The Partnership implemented all changes believed to be needed for its computer-dependent rides and equipment and its internal information systems, and did not experience any significant malfunctions or errors in its operating or business systems when the year changed from 1999 to 2000. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, as daily operations at the Partnership's seasonal parks will not begin until April and May of 2000, it is possible that the full impact of the date change has not been fully recognized. The Partnership believes that any future problems, not yet recognized, are likely to be minor and correctable.

In addition, the Partnership's parks could be negatively impacted if its major utility or financial service providers are adversely affected by the Year 2000 issue. The Partnership currently is not aware of any significant Year 2000 problems that have arisen for its principal suppliers of essential utilities or financial services.

The  Partnership  expended less than  $1  million  in  Year  2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and reprogramming or replacing some noncompliant software.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To The Partners of Cedar Fair, L.P.:We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,
January 24, 2000.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit data)

For the years ended December 31,         1999     1998       1997
Net revenues
 Admissions                           $217,499  $213,869   $135,625
 Food, merchandise and games           184,190   178,529    105,944
 Accommodations and other               36,312    27,102     22,568
                                       438,001   419,500    264,137
Cost and expenses:
 Cost of products sold                  49,404    48,061     26,006
 Operating expenses                    185,937   178,827    108,800
 Selling, general and administrative    50,853    47,939     31,500
 Depreciation and amortization          35,082    32,065     21,528
                                       321,246   306,892    187,834
Operating income                       116,755   112,608     76,303
Interest expense, net                   15,371    14,660      7,845

Income before taxes                    101,384    97,948     68,458
Provision for taxes                     15,580    14,507       --

Net income                              85,804    83,441     68,458
Net income allocated to general
 partners                                  429       417        330
Net income allocated to limited
 partners                              $85,375   $83,024    $68,128
Earnings Per Limited Partner Unit:
Weighted average limited
 partner units and equivalents
 outstanding - Basic                    51,928    51,161     45,965
Net income per limited partner unit -
 Basic                                   $1.64     $1.62      $1.48
Weighted average limited
 partner units and equivalents
 outstanding - Diluted                  52,390    52,414     46,265
Net income per limited partner unit -
 Diluted                                 $1.63     $1.58      $1.47

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands)
December 31,                                   1999     1998
Assets
Current Assets:
 Cash                                        $   638  $  1,137
 Receivables                                   7,457     6,253
 Inventories                                  11,951    10,245
 Prepaids                                      4,138     3,332
 Total current assets                         24,184    20,967
Land, Buildings and Equipment:
 Land                                        134,884   127,050
 Land improvements                            95,240    88,924
 Buildings                                   207,973   178,795
 Rides and equipment                         391,312   368,138
 Construction in progress                     44,484    12,691
                                             873,893   775,598
 Less accumulated depreciation              (199,253) (175,554)
                                             674,640   600,044
Intangibles, net of amortization              10,137    10,314
                                            $708,961  $631,325

Liabilities and Partners' Equity
Current Liabilities:
 Accounts payable                           $ 21,563  $ 17,031
 Distribution payable to partners             18,860    16,979
 Accrued interest                              2,789     3,154
 Accrued taxes                                20,176    18,956
 Accrued salaries, wages and benefits         10,831     9,170
 Self-insurance reserves                       9,371     8,174
 Other accrued liabilities                     2,969     3,767
 Total current liabilities                    86,559    77,231

Other Liabilities                             11,216    11,753
Long-Term Debt:
 Revolving credit loans                      161,200   100,350
 Term debt                                   100,000   100,000
                                             261,200   200,350

Partners' Equity:
 Special L.P. interests                        5,290     5,290
 General partners                                549       492
 Limited partners, 51,798 and 51,980 units
  outstanding in 1999 and 1998, respectively 344,147   336,209
                                             349,986   341,991
                                            $708,961  $631,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
For the years ended December 31,                 1999      1998     1997
Cash Flows From (For) Operating Activities
Net income                                      $85,804   $83,441  $68,458
Adjustments to reconcile net income to net
 cash from operating activities
 Depreciation and amortization                   35,082    32,065   21,528
 Change in assets and liabilities, net of
  effects from acquisitions:
  Decrease (increase) in inventories             (1,661)       80     (214)
  Decrease (increase) in current and other
   assets                                        (1,789)      105      576
  Increase in accounts payable                    4,384     1,371    2,455
  Increase in accrued taxes                       1,220    14,354      117
  Increase (decrease) in self-insurances
   reserves                                       1,197    (1,332)     581
  Increase (decrease) in other current
   liabilities                                      284    (2,589)     (12)
  Increase (decrease) in other liabilities         (537)    1,441    3,043
 Net cash from operating activities             123,984   128,936   96,532

Cash Flows From (For) Investing Activities
 Capital expenditures                           (80,400)  (68,055) (44,989)
 Acquisition of Buena Park Hotel and White
  Water Canyon:
  Land, buildings rides and equipment acquired  (29,026)     --       --
  Negative working capital assumed                   21      --       --
 Acquisition of Knott's Berry Farm:
  Land, buildings rides and equipment acquired      --       --   (261,685)
  Negative working capital assumed, net of cash
   acquired                                         --       --     10,281
 Net cash (for) investing activities           (109,405)  (68,055)(296,393)

Cash Flows From (For) Financing Activities
 Acquisition of Buena Park Hotel & White Water
  Canyon:
  Borrowings on revolving credit loans           29,005      --       --
 Acquisition of Knott's Berry Farm:
  Borrowings on revolving credit loans              --       --     94,500
  Issuance of limited partnership units             --       --    157,402
  Redemption of limited partnership units           --     (7,464)    --
 Other net borrowing (payments) on revolving
  credit loans                                   31,845   (39,400)  12,150
 Borrowings (repayments) of term debt               --     50,000   (4,500)
 Distributions paid to partners                 (72,485)  (65,400) (58,254)
 Repurchase of limited partnership units         (3,443)     --       --
 Withdrawal of Special General Partner             --        --       (196)
 Net cash from (for) financing activities       (15,078)  (62,264) 201,102
Cash:
 Net increase (decrease) for the period            (499)   (1,383)   1,241
 Balance, beginning of period                     1,137     2,520    1,279
 Balance, end of period                            $638    $1,137   $2,520

Supplemental Information:
 Cash payments for interest expense             $15,736   $13,091   $7,874
 Interest capitalized                               400     --        --
 Cash payments for income taxes                  14,360     --        --
 Reduction in final purchase price of Knott's
  Berry Farm                                        --      3,506     --

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands except unit and per unit amounts)
                                    Special   General   Limited    Total
                                     L.P.    Partner's  Partners'  Partners'
                                  Interests   Equity    Equity    Equity
Balance at December 31, 1996       $  5,290  $  717    $163,987  $169,994
Withdrawl of Special General
 Partner                                --     (196)       --        (196)
Allocation of net income                --      330      68,128    68,458
Partnership distributions
 declared ($1.265 per limited
 partner unit)                          --     (438)    (58,089)  (58,527)
Issuance of 6,482,433 limited
 partner units for the acquisition
 of Knott's Berry Farm                  --      --      157,402   157,402
Reclassification of 2,000,000
 redeemable limited partnership
 units                                  --      --      (51,750)  (51,750)

Balance at December 31, 1997           5,290    413     279,678   285,381
Expiration of redemption rights
 on 1,721,717 limited partnership
 units                                  --      --       44,286    44,286
Reduction of final purchase price
 of Knott's Berry Farm by 144,383
 units                                  --      --       (3,506)   (3,506)
Allocation of net income                --      417      83,024    83,441
Partnership distributions
 declared ($1.29 per limited
 partner unit)                          --     (338)    (67,273)  (67,611)

Balance at December 31, 1998           5,290    492     336,209   341,991
Repurchase of 182,335 limited
 partnership units                      --       --      (3,443)   (3,443)
Allocation of net income                --      429      85,375    85,804
Partnership distributions
 declared ($1.425 per limited
 partner unit)                          --     (372)    (73,994)  (74,366)

Balance at December 31, 1999          $5,290   $549    $344,147  $349,986

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership which commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. At December 31, 1999 there were 51,980,183 limited partnership units registered on The New York Stock Exchange.

On November 22, 1999, the Partnership announced a program to repurchase up to $25,000,000 of its limited partnership units.
As of December 31, 1999, 182,335 units had been repurchased by the Partnership at an approximate cost of $3,443,000.

The Partnership's General Partner is Cedar Fair Management Company an Ohio corporation owned by the Partnership's executive management (the "General Partner"). Effective July 1, 1997, CF Partners, the Special General Partner, voluntarily withdrew from the Partnership and, in accordance with the Partnership Agreement, received $400,000 as final payment of the balance of its 1997 fees. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.5% interest in income, losses and cash distributions of the Partnership, compared with a 99.0% interest in prior periods. The General Partner owns a 0.5% interest in the Partnership's income, losses, and cash distributions except in defined circumstances, and has full control over all activities of the Partnership.

For the services it provides, the General Partner earns a fee equal to .25% of the Partnership's net revenues, as defined, and also earns incentive compensation when quarterly distributions exceed certain levels as defined in the Partnership Agreement. The General Partner earned $7,467,000, $6,405,000, and $5,335,000 of total fees in 1999, 1998 and 1997, respectively.

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

Inventories

The   Partnership's  inventories  primarily  represent  purchased
products,  such  as  merchandise  and  food,  for  sale  to   its
customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Depreciation and Amortization

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

Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.

The weighted average useful lives combining both methods are approximately:

     Land improvements     24 Years
     Buildings             30 Years
     Rides                 18 Years
     Equipment             10 Years


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

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examination result in changes to taxable income, the tax liability of the partners could be changed accordingly.

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P., with new taxes to be levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded provisions of $15.6 million and $14.5 million for these new federal and state taxes in 1999 and 1998, respectively. If the new taxes had been in effect in prior years, the Partnership would have recorded a tax provision of approximately $8.3 million in 1997.

Earnings Per Unit

The Partnership has presented, and where appropriate, restated earnings per unit amounts for all periods to conform with Statement of Financial Accounting Standards No. 128 (Earnings per Share). For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

                                1999      1998      1997
                         (In thousands except per unit data)

Basic weighted average
 units outstanding               51,928    51,161   45,965
 Effect of dilutive units:
  Deferred units (see Note 5)       422       355      291
  Contingent units - Knott's
   Acquisition (see Note 7)          40       898        9

Diluted weighted average
 units outstanding               52,390    52,414   46,265

Net income per unit-basic         $1.64     $1.62    $1.48

Net income per unit-diluted       $1.63     $1.58    $1.47

(3) Long-Term Debt:

At December 31, 1999 and 1998, long-term debt consisted of the following;

                                  1999       1998
                                   (In thousands)
     Revolving credit loans     $161,200   $100,350
     Term debt                   100,000    100,000
                                $261,200   $200,350

Revolving Credit Loans

The Partnership is party to a credit agreement with five banks under which it has available a $200 million revolving credit facility through April 2002. In November 1999, the Partnership entered into a new, 364-day credit agreement with the bank group for an additional $90 million revolving credit facility through November 2000. Borrowings under these credit facility were $161.2 million as of December 31, 1999, at an average interest rate of 6.5%. The maximum outstanding balance during 1999 was $206.9 million.

Borrowings under these agreements bear interest at the banks' prime lending rate, with more favorable LIBOR and other rate option. The agreements require the Partnership to pay a commitment fee of up to 0.225% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

Term Debt

In 1994, the Partnership refinanced $50 million in senior notes at an interest rate of 8.43%. The Partnership is required to make annual repayments of $10 million in August 2002 through August
2006 and may make prepayments with defined premiums.

In 1998, the Partnership entered into another note agreement for the issuance of an additional $50 million in 6.68% senior notes to refinance a portion of the Knott's Berry Farm acquisition. The Partnership is required to make annual repayments of $10 million in August 2007 through August 2011 and may make prepayments with defined premiums.

The fair value of the aggregate future repayments on term debt at
December   31,  1999,  as  required  by  Statement  of  Financial
Accounting  Standards  No.  107  would  be  approximately  $100.9 million, applying a discount rate of 7.5%.

Covenants

Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow interest coverage, and debt to net worth levels. The Partnership was in compliance with these covenants as of December 31, 1999.

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

(5) Retirement Plans:

The  Partnership  has trusteed, noncontributory retirement  plans
for   the   majority   of  its  employees.    Contributions   are
discretionary  and were $3,340,000 in 1999, $3,229,000  in  1998, and $1,360,000 in 1997.

The Partnership also has two benefit plans under which nonunion employees can contribute specified percentages of their salary matched up to a limit by the Partnership. Contributions by the Partnership to these plans approximated $1,162,000 in 1999, $1,215,000 in 1998, and $450,000 in 1997.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $462,000, $400,000, and $359,000 were contributed for the years ended December 31, 1999, 1998, and 1997, respectively. The Partnership believes that, as of December 31, 1999, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

In 1992, the Partnership amended its policy for payment of fees earned by the General Partner to permit a portion of such fees to be deferred for payment after retirement or over certain vesting periods as established by the Board of Directors. Payment will be made in a combination of limited partnership units and cash. The amounts deferred were $3,249,000 in 1999, $2,866,000 in 1998, and  $2,409,000 in 1997, including the value of 170,976, 115,216, and 90,470 limited partnership units issuable in future years, which are included in the calculation of diluted weighted average units outstanding. Amounts not payable within 12 months of the balance sheet date are included in Other Liabilities.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Acquisitions:

On December 7, 1999, the Partnership acquired White Water Canyon, a water park located near San Diego in Chula Vista, California, for a cash purchase price of $11.6 million. The purchase price has been allocated to assets and liabilities acquired based on their relative fair values at the date of acquisition. White
Water Canyon's assets, liabilities and results of operations since December 7, 1999 are included in the accompanying consolidated financial statements.

On February 19, 1999, the Partnership acquired the 320-room Buena Park Hotel, which is adjacent to Knott's Berry Farm in Buena Park, California. The purchase price of $17.5 million has been allocated to the assets and liabilities acquired based on their relative fair values at the date of acquisition. The hotel's assets, liabilities and results of operations since February 19, 1999 are included in the accompanying consolidated financial statements.

On December 29, 1997 the Partnership acquired Knott's Berry Farm, a privately held partnership which owned and operated Knott's
Berry Farm theme park in Buena Park, California and managed Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota. Knott's Berry Farm is a traditional, family-oriented theme park and Knott's Camp Snoopy is the nation's largest indoor theme park.

The initial transaction price consisted of 6,482,433 unregistered limited partnership units (valued at an average price of $24.2813, or $157.4 million in the aggregate) and the payment of $94.5 million in cash borrowed under the revolving credit agreement. In December 1998, the transaction price was reduced by 144,383 units, or $3.5 million in the aggregate, to reflect final adjustments to the purchase price.

Under the terms of the acquisition, the Partnership agreed to repurchase during 1998 up to an aggregate of 500,000 of these units per quarter at market prices upon demand. During 1998, the Partnership repurchased 278,283 units at an aggregate price of $7.5 million, and the redemption rights on 1,721,717 units expired without exercise. As a result, $44.3 million was reclassified into partners' equity during 1998 from the 1997 balance of redeemable limited partnership units.

Knott's Berry Farm's assets, liabilities and results of operations since December 29, 1997 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their flair values at the date of acquisition.

The table below summarizes the unaudited consolidated pro forma results of operations assuming the acquisition of Knott's Berry Farm had occurred at the beginning of 1997, with adjustments primarily attributable to interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.


Net revenues (millions)              $392.1
Net income (millions)                 $73.1
Net income per limited
partner unit-diluted                  $1.38


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods 1997, or of results which may occur in the future.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (consisting of 23 individuals at February 1, 2000), is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, including the fees paid to the General Partner for services rendered during 1999, attention is directed to Note 1 to the consolidated financial statements on page 10 in the Registrant's 1999 Annual Report to Unitholders, which note is incorporated herein by this reference.

Directors:

        Name           Age   Position with General Partner

 Richard L. Kin         59   President and Chief Executive
                             Officer, Director since 1986
 Lee A. Derrough *      55   Director since 1995
 Richard S. Ferreira *  59   Director since 1997
 Terry C. Hackett #     51   Director since 1997
 Bruce A. Jackson       48   Corporate Vice President-Finance and
                             Chief Financial Officer, Director since 2000
 Mary Ann Jorgenson #   59   Director since 1988
 Michael D. Kwiatkowski 52   Director since 2000
 Donald H. Messinger #  56   Director since 1993
 James L. Miears        64   Executive Vice President & General
                             Manager-Cedar Point, Director since 1993
 Thomas A. Tracy *      68   Director since 1993

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

Each director of the General Partner is elected for a one-year term.

Executive Officers:

     Name            Age        Position with General Partner

 Richard L. Kinzel    59   President and Chief Executive Officer since 1986
 John R. Albino       53   Vice President & General Manager-Dorney Park
                            since 1995
 Philip H. Bender     43   Vice President-Retail Operations-Worlds of Fun
                            since 2000
 Carolyn Carey        52   Vice President-Marketing and Sales-Knott's
                            Berry Farm since 1994
 Richard J.           60   Corporate Vice President-General Services
  Collingwood               since 1992
 Jacob T. Falfas      48   Vice President & General Manager-Knott's
                            Berry Farm since 1997
 Mark W. Freyberg     46   Vice President-Park Operations-Valleyfair
                            since 1996
 Joseph E. Greene     57   Vice President-Maintenance-Dorney Park
                            since 1996
 H. John Hildebrandt  50   Vice President-Marketing-Cedar Point since 1993
 Bruce A. Jackson     48   Corporate Vice President-Finance and Chief
                            Financial Officer since 1992
 Lamond H. Jasper, Jr.45   Vice President-Maintenance-Cedar Point
                            since 1999

      Name            Age     Position with General Partner

  Lee C. Jewett        65   Corporate Vice President-Planning & Design
                             since 1990
  Daniel R. Keller     50   Vice President & General Manager-Worlds of
                             Fun since 1995
  Bonny F.             46   Vice President-Food Services/Accommodations-
   Kirin-Perez               Knott's Berry Farm since 1999
  Connie L. Lewis      53   Vice President-Merchandise-Cedar Point since 1999
  Larry L. McKenzie    44   Vice President-Revenue Operations-Dorney
                             Park since 1997
  James L. Miears      64   Executive Vice President & General Manager-
                             Cedar Point since 1993
  Charles M. Paul      46   Corporate Controller since 1996
  Richard R. Rau       51   Vice President-Marketing-Worlds of Fun since 2000
  Jesse J. Rivera      55   Vice President-General Services-Knott's
                             Berry Farm since 1999
  Alan L. Schwartz     50   Vice President-Finance-Valleyfair since 1978
  Linnea Stromberg-    54   Vice President-Marketing-Valleyfair since 1995
    Wise
  Walter R. Wittmer    59   Vice President & General Manager-Valleyfair
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

Bruce  A.  Jackson has served as Corporate Vice President-Finance
and  Chief  Financial  Officer since  1992.   Mr.  Jackson  is  a
certified public accountant.

Mary Ann Jorgenson is a partner in the law firm of Squire, Sanders & Dempsey L.L.P., the Partnership's General Counsel, and has been associated with the firm since 1975. She is also a director of S 2 Golf Inc. (manufacturer and distributor of golf clubs and bags) and is a director of Anthony & Sylvan Pools Corporation (manufacturer and installer of concrete in-ground swimming pools).

Michael D. Kwiatkowski has been a consultant in the food service industry since 1996, prior to which he served as Chairman of PCS, which owned and operated a chain of 11 restaurants, from 1986 to 1996. He has more than 30 years of experience in amusement parks and branded restaurant operations.

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

Philip H. Bender was promoted to Vice President-Retail Operations of Worlds of Fun in 2000. Prior to that, he had served as Director-Retail Operations of Worlds of Fun since 1995, and Director-Food Services of Valleyfair for more than five years before that.

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

Joseph  E.  Greene  has  served as Vice President-Maintenance  of
Dorney Park since 1996. From 1993 to 1996, he served as Director-Construction & Maintenance of Dorney Park.

H.  John  Hildebrandt  has served as Vice President-Marketing  of
Cedar Point since 1993.

Bruce A. Jackson.  See "Directors" above.

Lamond H. Jasper, Jr. has served as Vice President-Maintenance of
Cedar  Point  since 1999.  Prior to 1999 he served  as  Director-
Maintenance of Cedar Point since 1995.

Lee  C. Jewett has served as Corporate Vice President-Planning  &
Design since 1990.

Daniel R. Keller has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995. From 1993 to 1995, he served as Senior Vice President-Operations of Cedar Point.

Bonny F. Kirin-Perez has served as Vice President-Food Services and Accommodations of Knott's Berry Farm since 1999. Prior to that, she served as Director-Food and Beverage of Knott's Berry Farm from 1996 to 1998, and was Director-Food and Beverage of the Atlanta Committee for the Olympics from 1994 to 1996.

Connie L. Lewis has served as Vice President-Merchandise of Cedar
Point  since  1999.   Prior  to  1999  she  served  as  Director-
Merchandise of Cedar Point for more than five years.

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

Richard R. Rau was promoted to Vice President-Marketing of Worlds
of  Fun  in  2000.   Prior to that, he had  served  as  Director-
Marketing  of  Worlds  of  Fun since 1996,  and  Director-General
Services of Worlds of Fun from 1994 to 1996.

Jesse J. Rivera has served as Vice President-General Services of Knott's Berry Farm since 1999. Prior to that, he served as Director-General Services of Knott's Berry Farm from 1998 to 1999, and before that as Manager-Reprographics of Knott's Berry Farm from 1994 to 1998.

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

Walter R. Wittmer has served as Vice President & General Manager of Valleyfair since 1988.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file  reports  of ownership and changes in ownership,  within  10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and The New York Stock Exchange, and to furnish the
Partnership  with  copies  of all  such  forms  they  file.   The
Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 1999, except for Messrs. Messinger and Tracy, both of whom made one inadvertently late filing due to a delay in the reporting of a purchase of units under the Partnership's reinvestment program.

ITEM 11.  EXECUTIVE COMPENSATION.

                   SUMMARY COMPENSATION TABLE
                                Annual      Long Term
                             Compensation  Compensation
           (a)        (b)    (c)      (d)      (f)      (i)
                                            Restricted   All
                                              Unit      Other
                             Salary   Bonus  Awards  Compensation
   Name and Principle  Year    ($)      ($)     ($)     ($)
        Position

    Richard L. Kinzel  1999  341,539  882,148  698,523  16,281
    President and      1998  296,924  786,067  519,500  16,200
    Chief Executive    1997  219,538  550,907  448,688  15,950
    Officer

    Jacob T. Falfas,   1999  209,615  408,321  142,574  13,676
    Vice President and 1998  154,346  295,386  215,800  16,200
    General Manager-   1997  137,731  301,323  144,616  15,950
    Knott's Berry Farm

    Bruce A. Jackson,  1999  185,961  349,929  277,062  16,281
    Corporate Vice     1998  154,346  295,386  215,800  16,200
    President Finance  1997  137,731  301,323  144,616  15,950
    and Chief Financial
    Officer

    James L. Miears,   1999  176,346  330,465  148,827  16,281
    Executive Vice     1998  164,923  314,509  137,400  16,200
    President and      1997  162,730  296,853  125,706  15,950
    General Manager-
    Cedar Point

    John R. Albino,    1999  170,961  320,838  162,007  16,281
    Vice President     1998  164,923  314,509  137,400  16,200
    and General        1997  162,730  296,853  125,706  15,950
    Manager -Dorney Park

    Daniel R. Keller,  1999  170,961  320,838  162,007  16,281
    Vice President     1998  164,923  314,509  137,400  16,200
    and General        1997  162,730  296,853  125,706  15,950
    Manager Worlds of Fun

    Walter W. Wittmer  1999  170,961  320,838  162,007  16,281
    Vice President and 1998  154,692  295,386  165,800  16,200
    General Manager-   1997  146,731  267,713  144,809  15,950
    Valleyfair


              Notes To Summary Compensation Table:

Column (f) Restricted Unit Awards.   The  aggregate  number   of
        restricted Cedar Fair, L.P. depositary units, representing limited partner interests, awarded to Messrs. Kinzel, Falfas, Jackson, Miears, Albino, Keller and Wittmer as of December 31, 1999, together with their market value at yearend, were: 97,774 ($1,894,370), 19,698 ($381,651), 36,863 ($714,226),
        30,815    ($597,030),    27,821    ($539,024),    27,272
        ($528,389), and 30,362 ($588,271), respectively.   These
        units  will  accrue additional restricted units  on  the
        date of each quarterly distribution paid by the Registrant, calculated at the NYSE closing price on that date.

Column (i) All Other Compensation.   Comprises  amounts  accrued
        under the following plans:

         1. Profit Sharing Retirement Plan - With respect to 1999, $11,481 was credited to the accounts of each of the named executive officers, with the exception of Mr. Falfas who was credited with $8,876 in 1999.

         2. Employees' Savings and Investment Plan - With respect to 1999, $4,800 was credited to the accounts of each of the named executive officer

         3. Supplemental Retirement Benefits - No amounts were awarded in 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A.  Security Ownership of Certain Beneficial Owners.

According  to  information  obtained  by  the  Partnership   from
Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 1, 2000.

B.  Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 1, 2000.

<CAPTION                Amount and Nature of Beneficial Ownership
                                                                      Percent
 Name of Beneficial  Beneficial  Investment Power     Voting Power       of                              of
        Owner        Ownership     Sole    Shared     Sole    Shared   Units

Richard L. Kinzel(1)   779,227    364,35   414,877   364,350   414,877  1.5
Lee A. Derrough          2,000     2,000      -0-      2,000      -0-     *
Richard S. Ferreira      2,715       400     2,315       400     2,315    *
Terry C. Hackett(2)    478,367       -0-   478,367      -0-    478,367    *
Bruce A. Jackson        96,197    94,197     2,000    94,197     2,000    *
Mary Ann Jorgenson(3)  764,796       420   764,376       420   764,376   1.5
Michael D.Kwiatkowski      -0-       -0-      -0-       -0-       -0-     *
Donald H. Messinger      1,837     1,837      -0-      1,837      -0-     *
James L. Miears  (1)   456,917    60,938   395,979    60,938   395,979    *
Thomas A. Tracy          7,445     5,651     1,794     5,651     1,794    *
Jacob T. Falfas         37,854    33,709     4,145    33,709     4,145    *
John R. Albino          50,273    50,273      -0-     50,273      -0-     *
Daniel R. Keller(1)    457,969    74,949   383,020    74,949   383,020    *
Walter R. Wittmer       55,250    55,250      -0-     55,250      -0-     *
All Directors and
officers as a group  2,675,972 1,063,377 1,612,595 1,063,377 1,612,595  5.1
(30 individuals)

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

(2) Excludes 5,447,065 units held by other members of the Knott family.

(3) Includes 763,976 units held by certain trusts of which Mrs. Jorgenson and two other partners of Squire, Sanders &
  Dempsey L.L.P. are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Note 1 to the consolidated financial statements on page 10 in the Registrant's 1999 Annual Report to Unitholders, which is incorporated herein by this reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

A.  1.  Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 7-14 in the Registrant's 1999 Annual Report to Unitholders, which are incorporated herein by this reference.

  (i)  Consolidated Balance Sheets - December 31, 1999 and 1998.
 (ii) Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997.
(iii) Consolidated Statements of Partners' Equity - Years ended December 31, 1999, 1998 and 1997.
 (iv) Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.
  (v) Notes to Consolidated Financial Statements - December 31, 1999, 1998 and 1997.
 (vi)  Report of Independent Public Accountants.

A.  2.  Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A.  3.  Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit
Number                         Description

3.1* Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).
3.2    Form of Admission and Substitution Agreement.
       Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
3.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992. Incorporated herein by reference to
       Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
4*     Form of Deposit Agreement.
10.4 Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006.
10.9 Credit Agreement dated as of December 19, 1997 between Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, NBD Bank, National City Bank, First Union National Bank and Mellon Bank, N.A. as lenders. Incorporated herein by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 13, 1998.
10.10 Amendment No. 1 dated as of January 28, 1998, to Credit Agreement dated as of December 19, 1997. Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
10.15 Bonus and Incentive Compensation Policy for Officers of Cedar Fair Management Company dated as of November 2, 1992 and amended as of October 1994.
10.17 Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit
       10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
10.18 Contribution Agreement by and among Cedar Fair, L.P., Knott's Berry Farm and the Partners of Knott's Berry Farm, dated December 19, 1997. Incorporated herein by reference to Exhibit 10 to Registrant's Form 8-K filed January 13, 1998.
10.19 Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.68% Series B Notes Due August 24, 2011. Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
10.20 Credit Agreement dated as of November 30, 1999 between Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, Bank One, Michigan, National City Bank, First Union National Bank and Fifth Third Bank as lenders.
13     1999 Annual Report to Unitholders.
21*    Subsidiaries of Cedar Fair, L.P.

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

DATED:    March 28, 2000


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

       Signature           Title                  Date

  /S/  Richard L. Kinzel   President  and  Chief  March 28, 2000
       Richard L. Kinzel   Executive Officer,
                           Director

  /S/  Bruce A. Jackson    Corporate Vice         March 28, 2000
       Bruce A. Jackson    President-Finance
                           (Chief Financial
                            Officer), Director

  /S/  Charles M. Paul     Corporate Controller   March 28, 2000
       Charles M. Paul     (Chief Accounting
                            Officer)

  /S/  Lee A. Derrough     Director               March 28, 2000
       Lee A. Derrough

  /S/  Richard S. Ferreira Director               March 28, 2000
       Richard S. Ferreira

  /S/  Terry C. Hackett    Director               March 28, 2000
       Terry C. Hackett

  /S/  Mary Ann Jorgenson  Director               March 28, 2000
       Mary Ann Jorgenson

  /S/  Michael D.          Director               March 28, 2000
        Kwiatkowski
       Michael D. Kwiatkowski

  /S/  Donald H. Messinger Director               March 28, 2000
       Donald H. Messinger

  /S/  James L. Miears     Executive Vice         March 28, 2000
       James L. Miears     President, Director

  /S/  Thomas A. Tracy     Director              March 28, 2000
       Thomas A. Tracy

                   ANNUAL REPORT ON FORM 10-K
                        CEDAR FAIR, L.P.
              For the Year Ended December 31, 1999


                          EXHIBIT INDEX

       Exhibit                                                 Page

  3.1* Form of Third Amended and Restated Certificate and
       Agreement of Limited Partnership of Cedar Fair, L.P.
       (included as Exhibit A to the Prospectus).               *

  3.2  Form of Admission and Substitution Agreement.
       Incorporated herein by reference to Exhibit 3.2 to
       Registrant's Annual Report on Form 10-K for the year
       ended December 31, 1988.                                 *

  3.3  Amendment No. 2 to Third Amended and Restated
       Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992. Incorporated herein by reference to Exhibit 3.3 to Registrant's Annual Report
       on Form 10-K for the year ended December 31, 1992.       *

  4*   Form of Deposit Agreement.                               *

 10.4  Private Shelf Agreement with The Prudential Insurance
       Company of America dated August 24, 1994 for
       $50,000,000, 8.43% Senior Notes Due August 24, 2006.    22

 10.9 Credit Agreement dated as of December 19, 1997 between Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, NBD Bank, National
       City Bank, First Union National Bank and Mellon Bank,
       N.A. as lenders.  Incorporated herein by reference to
       Exhibit 10.1 to Registrant's Form 8-K filed January
       13, 1998.                                                *

10.10  Amendment No. 1 dated as of January 28, 1998, to
       Credit Agreement dated as of December 19, 1997. Incorporated herein by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
                                                                *
10.15  Bonus and Incentive Compensation Policy for Officers
       of Cedar Fair Management Company dated as of November
       2, 1992 and amended as of October 1994.                 66

10.17  Cedar Fair, L.P. Executive Severance Plan dated as of
       July 26, 1995.  Incorporated herein by reference to
       Exhibit 10.17 to Registrant's Annual Report on Form 10-
       K for the year ended December 31, 1995.
                                                                *
10.18 Contribution Agreement by and among Cedar Fair, L.P., Knott's Berry Farm and the Partners of Knott's Berry
       Farm, dated December 19, 1997. Incorporated herein by reference to Exhibit 10 to Registrant's Form 8-K filed
       January 13, 1998.                                        *

10.19 Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for
       $50,000,000, 6.68% Series B Notes Due August 24, 2011.
       Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year
       ended December 31, 1998.                                 *

10.20  Credit Agreement dated as of November 30, 1999 between
       Cedar Fair, L.P., Cedar Fair, Magnum Management
       Corporation and Knott's Berry Farm as co-borrowers,
       and KeyBank National Association, Bank One, Michigan,
       National City Bank, First Union National Bank and
       Fifth Third Bank as lenders.                            72

   13  1999 Annual Report to Unitholders.                      133
   21  Subsidiaries of Cedar Fair, L.P.                         *

   *   Incorporated herein by reference: see Item 14 (A)(3).