Form 10-Q
period 2000-03-26
CEDAR FAIR L P
filed 2000-05-10
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 26, 2000

                               OR

          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________.

                  Commission file number 1-9444


                        CEDAR FAIR, L.P.
     (Exact name of Registrant as specified in its charter)

            DELAWARE                         34-1560655
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

        One Cedar Point Drive, Sandusky, Ohio  44870-5529
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
          Yes     X      No            .

         Title of Class                  Units Outstanding As Of
        Depositary Units                       May 8, 2000
 (Representing Limited Partner                  51,572,525
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

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                               3/26/00      12/31/99
                  ASSETS
Current Assets:
Cash                                           $2,550      $ 638
Receivables                                    2,446       7,457
Inventories                                    17,541      11,951
Prepaids                                       5,650       4,138
                                               28,187      24,184
Land, Buildings, Rides and Equipment:
Land                                           134,896     134,884
Land improvements                              96,610      95,240
Buildings                                      214,231     207,973
Rides and equipment                            399,219     391,312
Construction in progress                       56,277      44,484
                                               901,233     873,893
Less accumulated depreciation                  (201,459)   (199,253)
                                               699,774     674,640

Intangibles, net of amortization               10,056      10,137
                                               $ 738,017   $ 708,961
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                               $28,770     $21,563
Distribution payable to partners               19,437      18,860
Accrued interest                               1,099       2,789
Accrued taxes                                  21,486      20,176
Accrued salaries, wages and benefits           9,463       10,831
Self-insurance reserves                        8,775       9,371
Other accrued liabilities                      3,728       2,969
                                               92,758      86,559

Other Liabilities                              11,017      11,216

Long-Term Debt:
Revolving credit loans                         234,350     161,200
Term debt                                      100,000     100,000
                                               334,350     261,200

Partners' Equity:
Special L.P. interests                         5,290       5,290
General partner                                320         549
Limited partners, 51,573 and 51,798 units
outstanding at
        March 26, 2000 and December 31,        294,282     344,147
1999, respectively
                                               299,892     349,986
                                               $ 738,017   $ 708,961


  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)


                            Three months ended     Twelve months ended
                            3/26/00     3/28/99    3/26/00     3/28/99
Net revenues:
Admissions                 $8,524      $9,855      $216,168    $216,517
Food, merchandise and      10,225      11,507      182,908     180,962
games
Accommodations and other   1,799       1,835       36,276      27,207
                           20,548      23,197      435,352     424,686

Costs and expenses:
Cost of products sold      3,090       3,637       48,857      48,653
Operating expenses         29,308      26,595      188,620     178,169
Selling, general and       6,585       7,134       50,304      50,669
administrative
Depreciation and           3,249       3,289       35,042      32,860
amortization
                           42,232      40,655      322,823     310,351

Operating income (loss)    (21,684)    (17,458)    112,529     114,335

Interest expense           4,100       3,533       15,938      14,552

Income (loss) before       (25,784)    (20,991)    96,591      99,783
taxes

Provision for taxes        768         840         15,508      14,686

Net income (loss)          (26,552)    (21,831)    81,083      85,097
Net income (loss)          (133)       (109)       405         425
allocated to general
partner
Net income (loss)          $(26,419)   $(21,722)   $80,678     $84,672
allocated to limited
partners

Earnings per limited
partner unit:
Weighted average limited
partner units              51,658      51,940      51,861      51,335
     outstanding - basic
Net income per limited     $ (.51)     $ (.42)     $ 1.56      $ 1.65
partner unit - basic


Weighted average limited
partner units              52,162      52,384      52,340      52,389
     outstanding -
diluted
Net income per limited     $ (.51)     $ (.41)     $ 1.54      $ 1.62
partner unit - diluted



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)


                     Special      General     Limited       Total
                      L.P.       Partner's   Partners'    Partners'
                    Interests     Equity      Equity       Equity
Balance at          $  5,290     $   549     $ 344,147    $ 349,986
December 31, 1999

   Units               -            -        (4,105)      (4,105)
Repurchased

Allocation of net   -            (133)       (26,419)     (26,552)
loss

Distribution        -            (96)        (19,341)     (19,437)
declared
($.375 per
limited partner
unit)

Balance at March    $  5,290     $   320     $ 294,282    $ 299,892
26, 2000



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                              Three months ended      Twelve months ended
                              3/26/00    3/28/99      3/26/00     3/28/99
CASH FLOWS FROM (FOR)
OPERATING ACTIVITIES
Net income (loss)            $(26,552)   $(21,831)   $81,083     $85,097
Adjustments to reconcile
net income (loss) to net
cash from (for) operating
activities
Depreciation and             3,249       3,289       35,042      32,860
amortization
Change in assets and
liabilities, net of
effects from acquisitions:
(Increase) in inventories    (5,590)     (5,928)     (1,323)     (793)
Decrease in current and      3,499       1,677       33          2,265
other assets
Increase in accounts         7,207       10,190      1,401       2,461
payable
Increase in accrued taxes    1,310       1,219       1,311       14,272
Increase (decrease) in       (596)       161         440         5
self-insurance reserves
Increase (decrease) in       (2,299)     (3,475)     1,460       (4,528)
other current liabilities
Increase (decrease) in       (199)       17          (753)       856
other liabilities
Net cash from (for)          (19,971)    (14,681)    118,694     132,495
operating activities

CASH FLOWS FROM (FOR)
INVESTING ACTIVITIES
Capital expenditures         (28,302)    (17,060)    (91,642)    (65,624)
Acquisition of White Water
Canyon:
Land, buildings, rides and   -              -        (11,796)        -
equipment acquired
Negative working capital     -              -        227             -
assumed
Acquisition of the Buena
Park Hotel:
Land, buildings, and         -           (17,230)    -           (17,230)
equipment acquired
Working capital acquired     -           (206)       -           (206)
Net cash (for) investing     (28,302)    (34,496)    (103,211)   (83,060)
activities

CASH FLOWS FROM (FOR)
FINANCING ACTIVITIES
Net borrowings on            73,150      49,914      55,081      5,864
revolving credit loans
Distributions paid to        (18,860)    (16,979)    (74,366)    (67,611)
partners
Repurchase of limited        (4,105)     -           (7,548)     -
partnership units
Acquisition of White Water
Canyon:
Borrowings on revolving      -           -           11,569      -
credit loans
Acquisition of the Buena
Park Hotel:
Borrowings on revolving      -           17,436      -           17,436
credit loans
Acquisition of Knott's
Berry Farm:
Redemption of limited        -           -           -           (3,964)
partnership units
Net cash from (for)          50,185      50,371      (15,264)    (48,275)
financing activities

CASH
Net increase for the         1,912       1,194       219         1,160
period
Balance, beginning of        638         1,137       2,331       1,171
period
Balance, end of period       $  2,550    $  2,331    $  2,550    $  2,331

SUPPLEMENTAL INFORMATION
Cash payments for interest   $  5,790    $  5,379    $  16,147   $
expense                                                          15,267
Interest capitalized         880         -             1,280     -
Cash payments for income     126         -             14,634    -
taxes
Reduction of final           -           -           -
purchase price of Knott's                                        3,506
Berry Farm


  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
                   MARCH 26, 2000 AND MARCH 28, 1999



The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve month periods ended March 26, 2000 and March 28, 1999 to accompany the quarterly results. Because amounts for the 12 months ended March 26, 2000 include actual 1999 peak season operating results, they are not indicative of 2000 full calendar year operations.


(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 26, 2000 and March 28, 1999 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which were included in the Form 10-K filed on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.


(2)  Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri. The Partnership also operates Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its four seasonal parks are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

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


(3)  Acquisitions:

As discussed in Note (7) in the 1999 Annual Report to unitholders, on December 7, 1999, the Partnership acquired White Water Canyon, a water park located near San Diego in Chula Vista, California for a cash purchase price of $11.6 million. The purchase price has been allocated to assets and liabilities acquired based on their relative fair values at the date of acquisition. White Water Canyon's assets, liabilities and non-operating period expenses since December 7, 1999 are included in the accompanying consolidated financial statements.

On February 19, 1999, the Partnership acquired the 320-room Buena Park Hotel, which is located adjacent to Knott's Berry Farm in Buena Park, California. The purchase price of $17.4 million has been allocated to the assets and liabilities acquired based on their relative fair values at the date of acquisition. The hotel has undergone a significant renovation throughout the past six months, and its assets, liabilities and results of operations since February 19, 1999 are included in the accompanying consolidated financial statements.


(4)  Provision for Taxes:

Beginning in 1998, the Partnership is subject to a new federal tax of 3.5% of its gross income (net revenues less cost of products sold) plus an additional 1% state tax on California-source gross income.


(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                             Three months        Twelve months
                                ended                ended
                           3/26/00   3/28/99   3/26/00   3/28/99
                            (in thousands except per unit data)
  Basic weighted           51,658    51,940    51,861     51,335
  average units
  outstanding
  Effect of dilutive
  units:
  Deferred units              504       404       449        370
  Contingent units -       -             40        30        684
  Knott's acquisition

  Diluted weighted         52,162    52,384    52,340     52,389
  average units
  outstanding

  Net income per unit -    $(.51)    $(.42)    $  1.56   $  1.65
  basic

  Net income per unit -    $(.51)    $(.41)    $ 1.54    $ 1.62
  diluted


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Net revenues for the first quarter of 2000 decreased to $20.5 million from $23.2 million in 1999, principally due to decreased early-season attendance at Knott's Berry Farm compared to last year's first quarter, which benefited significantly from the very successful debut of the GhostRider roller coaster and an earlier Easter season. However, April attendance at Knott's Berry Farm improved significantly and the park is now nearly on pace with 1999's record level. The Partnership's four seasonal parks were not in operation during the quarter.

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's four seasonal parks and daily operations at Knott's Berry Farm, which is open year-round. Operating expenses increased in the first quarter of 2000 due in part to the renovation of the Knott's Radisson Resort Hotel and the acquisition of the White Water Canyon water park late in 1999. The operating loss for the quarter was $21.7 million compared with $17.5 million in 1999, and net loss for the quarter was $26.6 million, or $.51 per limited partner unit, compared with a net loss of $21.8 million, or $.41 per unit, in 1999.

Included in costs and expenses are approximately $1,711,000 of incentive fees payable to the general partner relating to the 2000 first quarter distribution, which exceeds the minimum distribution as defined in the partnership agreement by 18.25 cents per unit, or $9,459,000 in the aggregate. This compares to $1,536,000 of incentive fees in the 1999 first quarter.



Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility and an additional $90 million revolving credit facility available through November 2000. Borrowings under these credit facilities were $234.35 million as of March 26, 2000. Current assets and liabilities are at normal seasonal levels at March 26, 2000, and the negative working capital ratio of 3.3 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners through the end of 2000. The Partnership expects to arrange appropriate revolving credit facilities sufficient to fund its cash requirements beyond the current year.

Year 2000 Compliance:

The Partnership implemented all changes it believed to be needed for its computer-dependent rides and equipment and its internal information systems, and did not experience any significant malfunctions or errors in its operating or business systems when the year changed from 1999 to 2000. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, as daily operations at the Partnership's seasonal parks have just begun in April and May of 2000, it is still possible that the full impact of the date change has not been fully recognized. The Partnership believes that any future problems, not yet recognized, are likely to be minor and correctable.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)   -   2000 First Quarter Press Release

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       General Partner



Date:   May 10, 2000                Bruce A. Jackson
                                    Bruce A. Jackson
                               Corporate Vice President -
                                         Finance
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   2000 First Quarter Press Release.           13