Form 10-Q
period 2000-06-25
CEDAR FAIR L P
filed 2000-08-09
CIK 811532

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


          (Mark One)

       [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 25, 2000

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

         Title of Class
        Depositary Units
 (Representing Limited Partner
           Interests)
    Units Outstanding As Of
         August 1, 2000
           51,157,205

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

                           CEDAR FAIR, L.P.
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                                 6/25/00     12/31/99
                  ASSETS
Current Assets:
Cash                                            $ 10,547    $ 638
Receivables                                     15,730      7,457
Inventories                                     21,560      11,951
Prepaids                                        6,728       4,138
                                                54,565      24,184
Land, Buildings, Rides and Equipment:
Land                                            135,238     134,884
Land improvements                               112,147     95,240
Buildings                                       230,707     207,973
Rides and equipment                             456,998     391,312
Construction in progress                        7,219       44,484
                                                942,309     873,893
Less accumulated depreciation                   (214,018)   (199,253)
                                                728,291     674,640

Intangibles, net of amortization                9,961       10,137
                                                $792,817    $ 708,961
     LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable                                $ 44,272    $ 21,563
Distribution payable to partners                19,437      18,860
Short-term borrowings                           57,650      -
Accrued interest                                3,253       2,789
Accrued taxes                                   25,216      20,176
Accrued salaries, wages and benefits            13,467      10,831
Self-insurance reserves                         8,833       9,371
Other accrued liabilities                       10,674      2,969
                                                182,802     86,559

Other Liabilities                               10,917      11,216

Long-Term Debt:
Revolving credit loans                          200,000     161,200
Term debt                                       100,000     100,000
                                                300,000     261,200

Partners' Equity:
Special L.P. interests                          5,290       5,290
General partner                                 317         549
Limited partners, 51,573 and 51,798 units
outstanding at June 25, 2000 and December
31, 1999, respectively                          293,491     344,147
                                                299,098     349,986
                                                $792,817    $ 708,961

  The accompanying Notes to Consolidated Financial Statements are an
                integral part of these balance sheets.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per unit data)


                                   Three months       Twelve months ended
                                      ended
                                6/25/00    6/27/99    6/25/00     6/27/99
Net revenues:
Admissions                      $62,682    $60,253   $218,597    $218,527
Food, merchandise and games     55,909     54,569    184,248     181,900
Accommodations and other        10,913     9,381     37,808      27,917
                                129,504    124,203   440,653     428,344

Costs and expenses:
Cost of products sold           14,671     14,392    49,136      48,973
Operating expenses              57,851     54,542    191,929     180,779
Selling, general and            16,371     14,962    51,713      49,994
administrative
Depreciation and                11,831     12,048    34,825      34,373
amortization
                                100,724    95,944    327,603     314,119

Operating income                28,780     28,259    113,050     114,225

Interest expense                5,710      4,486     17,162      14,597

Income before taxes             23,070     23,773    95,888      99,628

Provision for taxes             4,427      4,534     15,401      15,065

Net income                      18,643     19,239    80,487      84,563
Net income allocated to         93         96        402         423
general partner
Net income allocated to         $18,550    $19,143   $80,085     $84,140
limited partners

Earnings per limited partner
unit:
Weighted average limited
partner units                   51,573     51,940    51,769      51,530
     outstanding - basic
Net income per limited          $  .36     $  .37    $1.55       $ 1.63
partner unit - basic


Weighted average limited
partner units                   52,053     52,381    52,250      52,375
     outstanding - diluted
Net income per limited          $  .36     $  .37    $1.53       $ 1.61
partner unit - diluted



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                            (In thousands)


                         Special      General      Limited      Total
                           L.P.      Partner's    Partners'   Partners'
                        Interests     Equity       Equity      Equity
Balance at December     $ 5,290      $ 549        $344,147    $349,986
31, 1999

   Units Repurchased    -            -            (4,105)     (4,105)

Allocation of net       -            (133)        (26,419)    (26,552)
loss

Distribution            -            (96)         (19,341)    (19,437)
declared
($.375 per limited
partner unit)

Balance at March 26,       5,290     320          294,282     299,892
2000

Allocation of net       -            93           18,550      18,643
income

Distribution            -            (96)         (19,341)    (19,437)
declared
($.375 per limited
partner unit)

Balance at June 25,     $ 5,290      $   317      $293,491    $299,098
2000



  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                    Three months       Twelve months ended
                                        ended
                                  6/25/00   6/27/99    6/25/00     6/27/99

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income                        $18,643   $19,239    $80,487     $84,563
Adjustments to reconcile net
income to net cash from
operating activities
Depreciation and amortization     11,831    12,048     34,825      34,373
Change in assets and
liabilities, net of effects
from acquisitions:
(Increase) in inventories         (4,019)   (3,693)    (1,649)     (1,263)
(Increase) decrease in current    (14,355)  (14,378)   57          (1,896)
and other assets
Increase in accounts payable      15,502    12,911     3,992       3,114
Increase (decrease) in accrued    3,730     (3,838)    8,879       7,023
taxes
Increase in self-insurance        58        392        106         1,432
reserves
Increase (decrease)  in other     13,104    12,314     2,250       (3,803)
current liabilities
Increase (decrease) in other      (100)     (465)      (388)       321
liabilities
Net cash from operating           44,394    34,530     128,559     123,864
activities

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures              (40,260)  (18,567)   (113,336)   (62,743)

Acquisition of the Buena Park
Hotel:
Land, buildings, and equipment       -         -          -        (17,230)
acquired
Working capital acquired             -         -          -        (206)
Acquisition of White Water
Canyon:
Land, buildings, rides and        -            -       (11,796)       -
equipment acquired
Negative working capital          -            -       227            -
assumed
Net cash (for) investing          (40,260)  (18,567)   (124,905)   (80,179)
activities

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings on revolving       23,300    10,400     67,981      11,364
credit loans
Distributions paid to partners    (19,437)  (18,285)   (75,518)    (69,086)

Repurchase of limited                -      -          (7,548)     -
partnership units
Acquisition of the Buena Park
Hotel:
Borrowings on revolving credit       -         -          -        17,436
loans
Acquisition of White Water
Canyon:
Borrowings on revolving credit    -         -          11,569      -
loans
Acquisition of Knott's Berry
Farm:
Redemption of limited             -         -             -        (2,940)
partnership units
Net cash from (for) financing     3,863     (7,885)    (3,516)     (43,226)
activities

CASH
Net increase for the period       7,997     8,078      138         459
Balance, beginning of period      2,550     2,331      10,409      9,950
Balance, end of period            $10,547   $10,409    $10,547     $ 10,409

SUPPLEMENTAL INFORMATION
Cash payments for interest
expense                          $3,556    $2,419     $17,284     $15,321
Interest capitalized              745           -      2,025           -
Cash payments for income taxes    870       7,608      7,838       7,608
Reduction of final purchase           -         -          -       3,506
price of Knott's Berry Farm


  The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these statements.

                           CEDAR FAIR, L.P.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE QUARTERS ENDED
                    JUNE 25, 2000 AND JUNE 27, 1999



The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended June 25, 2000 and June 27, 1999 to accompany the quarterly results. Because amounts for the 12 months ended June 25, 2000 include actual 1999 peak season operating results, they may not be indicative of 2000 full calendar year operations.



(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended June 25, 2000 and June 27, 1999 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which were included in the Form 10-K filed on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.



(2)  Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri. The Partnership also owns and operates four seasonal water parks in Sandusky, Ohio; Buena Park, California; Chula Vista, California, near San Diego; and Kansas City, Missouri, and operates Knott's Camp Snoopy at the Mall of America in Bloomington, under a management contract. Virtually all of the Partnership's revenues from its four seasonal amusement parks, as well as its four water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but also operates at its highest level of attendance during the third quarter of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures for its seasonal parks: (a) depreciation, advertising and certain seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season which are amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.


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



(5)  Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

                             Three months ended      Twelve months
                                                         ended
                             6/25/00    6/27/99    6/25/00    6/27/99
                               (in thousands except per unit data)
  Basic weighted average      51,573     51,940     51,769     51,530
  units outstanding
  Effect of dilutive
  units:
  Deferred units                 480        401        461        384
  Contingent units -             -           40         20        461
  Knott's acquisition

  Diluted weighted average    52,053     52,381     52,250     52,375
  units outstanding

  Net income per unit -
  basic                     $ .36       $ .37      $ 1.55      $ 1.63

  Net income per unit -
  diluted                    $.36        $.37       $ 1.53      $ 1.61


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations:

Net revenues for the quarter ended June 25, 2000, increased 4% to $129.5 million from $124.2 million for the quarter ended June 27,
1999, and earnings before interest, taxes, depreciation and amortization (EBITDA) increased 1% to $40.6 million from $40.3 million for the same period last year. Operating income for the period increased slightly to $28.8 million from $28.3 million, and net income, after a significant rise in interest expense, decreased 3% to $18.6 million, or $.36 per limited partner unit (diluted), from $19.2 million, or $.37 per unit, in 1999.
The increase in interest expense for the quarter was primarily the result of higher interest rates, as well as increased borrowings from the 1999 acquisitions of a hotel and water park in California and significant capital expenditures at several parks for the 2000 season. All other costs as a percent of revenues have remained relatively level between years.
At our five amusement parks, we achieved a 5% increase in in-park guest per capita spending for the quarter, offset slightly by a 1% decrease in combined early-season attendance. Meanwhile, early-season water park attendance was up strongly due to our two new California water parks.
Early-season attendance at the Partnership's four seasonal amusement parks has been below expectations due in part to cool and rainy weather, and attendance at these parks has generally remained below expected levels as the season has progressed. While guest response to the new rides and attractions we introduced for the 2000 season has been excellent, including Millennium Force at Cedar Point which has received the highest guest-satisfaction ratings of any new ride we have ever introduced, we have not yet seen the expected impact on attendance.
Included in costs and expenses are approximately $1,711,000 of incentive fees payable to the general partner relating to the 2000 second quarter distribution, which exceeds the minimum distribution as defined in the partnership agreement by 18.25 cents per unit, or $9,459,000 in the aggregate. This compares to $1,536,000 of incentive fees in the second quarter of 1999.

A special meeting of the limited partners has been called on August 25, 2000 to seek approval of a plan to revise the Partnership's general partner fee and executive compensation systems. The effect of this plan, if approved, will be significant in the period it is implemented and in subsequent reporting periods.

Financial Condition:

The Partnership has available through April 2002 a $200 million revolving credit facility and an additional $90 million revolving credit facility is available through November 2000. Borrowings under these credit facilities were $257.65 million as of June 25, 2000. Current assets and liabilities are at normal seasonal levels at June 25, 2000, and the negative working capital ratio of 3.4 is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners through the end of 2000. The Partnership expects to arrange appropriate revolving credit facilities sufficient to fund any additional seasonal cash requirements beyond the current year.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20)   -   2000 Second Quarter Press Release

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

                              CEDAR FAIR, L.P.
                                  (Registrant)

                              By Cedar Fair Management Company
                                       General Partner



Date:   August 9, 2000              Bruce A. Jackson
                                    Bruce A. Jackson
                               Corporate Vice President -
                                         Finance
                                (Chief Financial Officer)


                                     Charles M. Paul
                                     Charles M. Paul
                                  Corporate Controller
                               (Chief Accounting Officer)

                           INDEX TO EXHIBITS

                                                       Page Number


Exhibit (20)   2000 Second Quarter Press Release.         13