Form 10-Q
period 2000-09-24
CEDAR FAIR L P
filed 2000-11-08
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000

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

Units Outstanding As Of

November 1, 2000

50,914,923

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

Index to Exhibits		12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	9/24/00	12/31/99
ASSETS
Current Assets:
Cash	$ 4,667	$ 638
Receivables	20,645	7,457
Inventories	14,292	11,951
Prepaids	2,530	4,138
	42,134	24,184
Land, Buildings, Rides and Equipment:
Land	136,544	134,884
Land improvements	111,949	95,240
Buildings	237,232	207,973
Rides and equipment	466,094	391,312
Construction in progress	4,191	44,484
	956,010	873,893
Less accumulated depreciation	(231,055)	(199,253)
	724,955	674,640

Intangibles, net of amortization	9,950	10,137
	$ 777,039	$ 708,961
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Accounts payable	$ 25,228	$ 21,563
Distribution payable to partners	19,949	18,860
Short-term borrowings	40,000	-
Accrued interest	1,211	2,789
Accrued taxes	13,351	20,176
Accrued salaries, wages and benefits	16,498	10,831
Self-insurance reserves	9,855	9,371
Other accrued liabilities	6,741	2,969
	132,833	86,559

Other Liabilities	19,864	11,216

Long-Term Debt:
Revolving credit loans	154,600	161,200
Term debt	100,000	100,000
	254,600	261,200

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	137	549
Limited partners, 51,400 and 51,798 units outstanding at
September 24, 2000 and December 31, 1999, respectively	364,315	344,147
	369,742	349,986
	$ 777,039	$ 708,961

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Twelve months ended
	9/24/00	9/26/99	9/24/00	9/26/99

Net revenues:
Admissions	$ 136,523	$ 123,811	$ 231,309	$ 217,525
Food, merchandise and games	103,912	96,321	191,839	182,651
Accommodations and other	26,388	20,542	43,654	34,616
	266,823	240,674	466,802	434,792

Costs and expenses:
Cost of products sold	26,451	24,641	50,946	49,004
Operating expenses	80,443	70,414	201,958	184,327
Selling, general and administrative	23,996	21,527	54,182	50,268
Depreciation and amortization	18,961	15,759	38,027	34,257
Non-recurring cost to terminate
general partner fees	7,838	-	7,838	-
	157,689	132,341	352,951	317,856

Operating income	109,134	108,333	113,851	116,936

Interest expense	5,548	3,723	18,987	14,942

Income before taxes	103,586	104,610	94,864	101,994

Provision for taxes	9,107	8,447	16,061	15,573

Net income	94,479	96,163	78,803	86,421
Net income allocated to general partner	94	481	48	432
Net income allocated to limited partners	$ 94,385	$ 95,682	$ 78,755	$ 85,989

Earnings per limited partner unit:
Weighted average limited partner units outstanding - basic	51,350	51,940	51,622	51,742
Net income per limited partner unit - basic	$ 1.84	$ 1.84	$ 1.53	$ 1.66

Weighted average limited partner units outstanding - diluted	51,673	52,388	52,072	52,381
Net income per limited partner unit - diluted	$ 1.83	$ 1.83	$ 1.51	$ 1.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Special	General	Limited	Total
	L.P.	Partner's	Partners'	Partners'
	Interests	Equity	Equity	Equity

Balance at December 31, 1999	$ 5,290	$ 549	$ 344,147	$ 349,986

Units repurchased	-	-	(4,105)	(4,105)

Allocation of net loss	-	(133)	(26,419)	(26,552)

Distribution declared	-	(96)	(19,341)	(19,437)
($.375 per limited partner unit)

Balance at March 26, 2000	5,290	320	294,282	299,892

Allocation of net income	-	93	18,550	18,643

Distribution declared	-	(96)	(19,341)	(19,437)
($.375 per limited partner unit)

Balance at June 25, 2000	5,290	317	293,491	299,098

Reduction of general partner interest	-	(254)	(593)	(847)

Units repurchased	-	-	(11,897)	(11,897)

Issuance of units for vested
deferred compensation	-	-	8,858	8,858

Allocation of net income	-	94	94,385	94,479

Distribution declared	-	(20)	(19,929)	(19,949)
($.39 per limited partner unit)

Balance at September 24, 2000	$ 5,290	$ 137	$ 364,315	$ 369,742

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	9/24/00	9/26/99	9/24/00	9/26/99

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$ 94,479	$ 96,163	$ 78,803	$ 86,421
Adjustments to reconcile net income to net cash from
operating activities
Depreciation and amortization	18,961	15,759	38,027	34,257
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in inventories	7,268	7,034	(1,415)	(1,383)
(Increase) decrease in current and other assets	(794)	555	(1,293)	(1,172)
Increase (decrease) in accounts payable	(19,044)	(9,368)	(5,684)	7,347
Increase (decrease) in accrued taxes	(11,865)	4,711	(7,697)	3,430
Increase in self-insurance reserves	1,022	345	783	1,317
Increase (decrease) in other current liabilities	(2,944)	(1,002)	308	(3,521)
Increase (decrease) in other liabilities	8,947	(491)	9,050	88
Net cash from operating activities	96,030	113,706	110,882	126,784

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(15,537)	(18,648)	(110,224)	(70,270)
Acquisition of the Buena Park Hotel:
Land, buildings, and equipment acquired	-	-	-	(17,230)
Working capital acquired	-	-	-	(206)
Acquisition of White Water Canyon:
Land, buildings, rides and equipment acquired	-	-	(11,796)	-
Negative working capital assumed	-	-	227	-
Net cash (for) investing activities	(15,537)	(18,648)	(121,793)	(87,706)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(63,050)	(81,300)	86,231	14,214
Distributions paid to partners	(19,437)	(18,285)	(76,670)	(70,574)
Reduction of general partner interest	(847)	-	(847)	-
Repurchase of limited partnership units	(11,897)	-	(19,445)	-
Issuance of units for vested deferred compensation	8,858	-	8,858	-
Acquisition of the Buena Park Hotel:
Borrowings on revolving credit loans	-	-	-	17,436
Acquisition of White Water Canyon:
Borrowings on revolving credit loans	-	-	11,569	-
Net cash from (for) financing activities	(86,373)	(99,585)	9,696	(38,924)

CASH
Net increase (decrease) for the period	(5,880)	(4,527)	(1,215)	154
Balance, beginning of period	10,547	10,409	5,882	5,728
Balance, end of period	$ 4,667	$ 5,882	$ 4,667	$ 5,882

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 7,590	$ 6,036	$ 18,838	$ 15,010
Interest capitalized	130	-	2,155	-
Cash payments for income taxes	4,226	3,960	8,157	11,568
Reduction of final purchase price of Knott's Berry Farm	-	-	-	3,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations for the preceding twelve month periods ended September 24, 2000 and September 26, 1999 to accompany the quarterly results. Because amounts for the 12 months ended September 24, 2000 include actual 1999 fourth quarter operating results, they may not be indicative of 2000 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended September 24, 2000 and September 26, 1999 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 1999, which were included in the Form 10-K filed on March 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; and Worlds of Fun / Oceans of Fun in Kansas City, Missouri. The Partnership also owns and operates four seasonal water parks in Sandusky, Ohio; Buena Park, California; Chula Vista, California, near San Diego; and Kansas City, Missouri, and operates Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its four seasonal amusement parks, as well as its four water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but also operates at its highest level of attendance during the third quarter of the year.

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

(3) Amendment to Limited Partnership Agreement:

On August 25, 2000, the Partnership obtained the approval from unitholders of a plan to revise its existing general partner fee and executive compensation systems at a special meeting of its limited partners. Under the approved plan, the partnership agreement was amended to reduce the general partner's interest in the Partnership from 0.5% to 0.1% and to eliminate the fees paid by the Partnership to its general partner, retroactive to January 1, 2000. In addition, a new Equity Incentive Plan allowing the award of options and other forms of equity as an element of compensation to senior management and other key employees was established. The 2,330,000 unit options awarded in 2000 to senior management under this plan had an exercise price of $19.25 at September 24, 2000. Because the exercise price was higher than the market price of limited partnership units at that date, no compensation expense related to unit options has been recognized in these financial statements.

In connection with terminating the existing general partner fee and executive compensation systems, non-recurring costs totaling approximately $7.8 million were incurred by the Partnership in the third quarter. In addition, the general partner was paid $1.0 million to reduce its interest in the Partnership to 0.1% effective January 1, 2000. This amount was offset somewhat by cash distributions accrued for the general partner during the first and second quarters, which were in excess of its revised 0.1% interest.

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	9/24/00	9/26/99	9/24/00	9/26/99
	(in thousands except per unit data)

Basic weighted average units outstanding	51,350	51,940	51,622	51,742
Effect of dilutive units:
Deferred units	323	408	440	401
Contingent units - Knott's acquisition	-	40	10	238

Diluted weighted average units outstanding	51,673	52,388	52,072	52,381

Net income per unit - basic	$ 1.84	$ 1.84	$ 1.53	$ 1.66

Net income per unit - diluted	$ 1.83	$ 1.83	$ 1.51	$ 1.64

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Net revenues for the quarter ended September 24, 2000, increased 11% to $266.8 million from $240.7 million for the quarter ended September 26, 1999, and earnings before interest, taxes, depreciation and amortization (EBITDA), after a non-recurring charge of $7.8 million, increased 3% to $128.1 million from $124.1 million for the same period last year. Operating income for the period increased 1% to $109.1 million from $108.3 million, and net income, after the one-time charge and a significant rise in interest expense, decreased 2% to $94.5 million, or $1.83 per limited partner unit (diluted), from $96.2 million, or $1.83 per unit, in 1999.

The operating results for the current period were significantly impacted by the $7.8 million, or $.15 per unit, of non-recurring costs related to the termination of the Partnership's existing general partner fee and executive compensation systems. Excluding this one-time charge, earnings per limited partner unit for the quarter would have increased 8% to $1.98 and EBITDA would have increased 10% to $135.9 million.

The increase in interest expense for the quarter was primarily the result of higher interest rates, as well as increased borrowings from the 1999 acquisitions of a hotel and water park in California, large repurchases of units, and significant capital expenditures at several parks for the 2000 season. All other costs as a percent of revenues have remained relatively level between years.

For the quarter, we achieved increases of 7% in in-park guest per capita spending and 17% in out-of-park revenues at our five amusement parks. These gains were offset slightly by a 1% decrease in combined third-quarter attendance, due largely to inconsistent weather at each of our seasonal parks. Meanwhile, combined third-quarter water park attendance nearly doubled between years on the very successful debuts of our two new California water parks.

Through the first nine months of 2000, net revenues were up 7% over last year on a 7% increase in in-park guest per capita spending and an 11% increase in out-of-park revenues, which were offset slightly by a 2% decrease in combined attendance. Over this same period, EBITDA, excluding the non-recurring charge in 2000, increased 5% between years.

The approved plan to revise the Partnership's former general partner fee and executive compensation systems is expected to have a favorable impact on net income and cash flow from operations in future periods.

Financial Condition:

Current assets and liabilities are at normal seasonal levels at September 24, 2000, and the negative working capital ratio of 3.2 is the result of the Partnership's highly seasonal business and careful management of cash flow. The Partnership has available through April 2002 a $200 million revolving credit facility and an additional $90 million revolving credit facility is available through November 2000. Borrowings under these credit facilities were $194.6 million as of September 24, 2000, of which $40 million is classified as a current liability under the terms of the smaller facility. During the fourth quarter of 2000, the Partnership expects to arrange appropriate revolving credit facilities sufficient to fund future working capital needs, planned capital expenditures and regular quarterly distributions to partners through the end of 2001.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the limited partners of the Partnership was held on August 25, 2000 at Knott's Berry Farm in Buena Park, California, to consider and vote upon the following two proposals and to transact any other business that might properly have come before the special meeting:

  Proposal 1 -Amend the partnership agreement in order to terminate fees paid to the general partner and to reduce the general partner's interest in the Partnership from 0.5% to 0.1%.

  Proposal 2 - Establish a new Equity Incentive Plan allowing the award of options and other forms of equity as an element of compensation to senior management and other key employees.

Of the 51,980,183 units entitled to vote at the special meeting, the following votes were cast by the limited partners with respect to these proposals:

	Votes For	Votes Against	Votes Abstained	Nonvotes
Proposal 1	32,788,810	1,991,416	418,507	16,781,450
Proposal 2	29,931,183	4,727,685	539,865	16,781,450

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed with this Form 10-Q:

Exhibit (20) 2000 Third Quarter Press Release

(b) Reports on Form 8-K - The Registrant filed the following report on Form 8-K during the third quarter ended September 24, 2000, and through the date of this filing:

On August 25, 2000, a Form 8-K was filed announcing the approval of a plan to revise the Partnership's existing general partner fee and executive compensation systems at a special meeting of its limited partners held that day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: November 8, 2000	Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

Charles M. Paul
Charles M. Paul
Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (20) 2000 Third Quarter Press Release 13