Form 10-K
period 2000-12-31
CEDAR FAIR L P
filed 2001-03-30
CIK 811532

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on January 31, 2001 of $19.56 per unit was approximately $940,000,000.

Number of Depositary Units representing limited partner interests outstanding as of January 31, 2001: 50,803,999.

*********************************

The Exhibit Index is located at Page 34

Page 1 of 58 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Cedar Fair, L.P. is a publicly traded Delaware limited partnership managed by Cedar Fair Management Company (the "General Partner").

Cedar Fair, L.P. and its affiliated companies (the "Partnership") own and operate five amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis-St. Paul in Shakopee, Minnesota; and Worlds of Fun, located in Kansas City, Missouri. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates separate-gated water parks at Cedar Point, Knott's Berry Farm and Worlds of Fun, and another near San Diego in Chula Vista, California. All principal rides and attractions at the parks are owned and operated by the Partnership and its affiliated companies. The Partnership also operates Knott's Camp Snoopy, a 7-acre indoor amusement park at the Mall of America in Bloomington, Minnesota, under a management contract that expires in 2012.

The Partnership's four seasonal parks are generally open daily from 9:00 a.m. to 7:00-12:00 at night from early May until Labor Day, after which they are open during weekends in September and October. As a result, virtually all of the operating revenues of these parks are derived during an approximately 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 6:00-12:00 at night on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions with the exception of RipCord, go-kart, miniature golf and rock climbing attractions at certain of the parks.

The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of rides and live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating seasons, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas.

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for three consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 22 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Flint, Saginaw and Youngstown, include approximately 12 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Millennium Force," a 310-foot-tall, world-record-breaking roller coaster; "Magnum XL-200," "Raptor," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; the Cedar Point Cinema, which features a film using an IMAX projection system on a 66-foot by 88-foot screen in a 950-seat theater; and bathing beach facilities. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Located adjacent to the park is "Soak City" water park, an extra-charge attraction that features more than 20 water rides and attractions, including "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool, as well as food and merchandise shops; and "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and three go-kart tracks.

Cedar Point also owns and operates four hotel facilities. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's restaurant. Breakers Express is a 350-room, limited-service seasonal hotel, which is located near the Causeway entrance to the park. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. The park's only year-round hotel is the Radisson Harbour Inn, a 237-room full-service hotel, located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant.

Cedar Point also owns and operates the Cedar Point Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for over 650 boats, including floating docks and full guest amenities. Camper Village offers campsites for approximately 225 recreational vehicles, and beginning in 2001, will include Lighthouse Point, an upscale camping area, which is designed in a nautical New England style and will feature 50 lakefront cottages, 10 cabins and 59 full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 3,400 of the park's approximately 4,500 seasonal employees.

KNOTT'S BERRY FARM

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourism population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Perilous Plunge," a 121-foot-tall water ride that reaches speeds of 50 mph and generates a huge splash; "Supreme Scream," a 300-foot-tall thrill ride; " Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located just outside the park's gates and is available free of charge.

The park is also renowned for its seasonal promotions, including a special Christmas promotion, "Knott's Merry Farm," and a Halloween event called "Knott's Scary Farm," which celebrated its 28th year in 2000 and is widely acknowledged as one of the best in the industry.

Adjacent to the park is "Knott's Soak City U.S.A.," an extra-charge seasonal water park that features 21 separate water rides and attractions, including 16 high-speed water slides, a wave pool, a lazy river, a children's activity area, food and merchandise shops, and a second story sundeck available for public dining and catered events. Just south of San Diego in Chula Vista, California is another Cedar Fair water park, "Knott's Soak City U.S.A.-San Diego," which offers its guests more than 20 water rides and attractions, including 16 water slides, a wave pool and a children's activity area, as well as food and merchandise shops.

Knott's Berry Farm also owns and operates the Radisson Resort Hotel, a 320-room, full-service hotel located adjacent to the park.

DORNEY PARK & WILDWATER KINGDOM

Dorney Park, located near Allentown in South Whitehall Township, Pennsylvania, was first developed as a summer resort area in 1884, and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeast and serves a total market area of approximately 35 million people. The park's major markets include Philadelphia, New Jersey, New York City, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley.

Dorney Park features more than 50 rides and attractions, including "Talon," one of the tallest and fastest inverted roller coasters in the world, which is scheduled to open in 2001; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest roller coasters in the world; "Hercules," a world-class wooden roller coaster; four additional roller coasters; "White Water Landing," one of the world's tallest water flume rides featuring a guest splash basin; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; "Wildwater Kingdom," one of the largest water parks in the United States featuring twelve water slides, including the "Pepsi Aquablast," one of the longest elevated water slides in the world, a giant wave pool and two children's activity areas; live musical shows featuring talented college students; an antique Dentzel carousel carved in 1921; and an extra-charge attraction called "SkyScraper," which stands 85 feet tall and spins passengers seated at opposite ends of a long vertical arm at speeds of more than 50 mph. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

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

Valleyfair offers more than 35 rides and attractions, including "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; a 500-seat amphitheater; "Berenstain Bear Country," which is an indoor/outdoor children's activity area; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 50 rides and attractions, including "Camp Snoopy," a family play-land featuring the popular "PEANUTS" comic strip characters, which is scheduled to open in 2001; "Boomerang," a 12-story-tall steel roller coaster; "Mamba," one of the tallest and fastest roller coasters in the world; "Timber Wolf," a world-class wooden roller coaster; two additional roller coasters; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up its twin-tower structure; "RipCord," an extra-charge attraction which lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; and live musical shows. In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Oceans of Fun, which requires a separate admission fee, is located adjacent to Worlds of Fun and features a wide variety of water attractions including "Hurricane Falls," a large water slide raft ride; "The Typhoon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle," as well as food and merchandise shops.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The Partnership carries significant receivables and inventories of food and merchandise during the operating season. Seasonal working capital needs are met with a revolving credit facility.

The General Partner believes that annual park attendance is influenced to some extent by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, just prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar yearend.

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

In Cedar Point's major markets, its primary amusement park competitors are Paramount Kings Island in southern Ohio and Six Flags Worlds of Adventure near Cleveland.

In Southern California, Knott's Berry Farm's primary amusement/theme park competitors are Disneyland and Disney's California Adventure, which are approximately 10 minutes away, Universal Studios, approximately 40 minutes away, and Six Flags Magic Mountain, approximately 75 minutes away. The San Diego Zoo and Sea World-San Diego are located approximately 90 minutes from Knott's. LEGOLAND, a children's park, is located approximately 70 minutes away in Carlsbad, California.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point, Knott's Berry Farm, Dorney Park and Worlds of Fun, by state ride-safety inspectors.

EMPLOYEES

The Partnership has approximately 1,400 full-time employees. During the operating season, Cedar Point, Dorney Park, Valleyfair and Worlds of Fun have approximately 4,500, 2,800, 1,600 and 1,800 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 1,000 seasonal employees for peak periods and 1,200 part-time employees who work year-round. Approximately 3,400 of Cedar Point's seasonal employees and 380 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees.

Approximately 125 full-time employees at Cedar Point and 48 at Worlds of Fun are represented by various labor unions, and the Partnership believes that it has generally maintained good relationships with these unions, as it has with its other employees. From time to time, however, the Partnership is involved in contract negotiations with these unions, which can lead to temporary work stoppages. In connection with the negotiation of a contract with the plumbers' union at Cedar Point that had expired on February 1, 2001, a work stoppage of all union maintenance employees at this park began March 22, 2001. The Partnership believes that the work stoppage will not have a material effect on the Partnership's financial condition and results of operations.

ITEM 2. PROPERTIES.

Cedar Point is located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 80 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Radisson Harbour Inn and adjoining TGI Friday's restaurant and two seasonal-employee housing complexes are located on this property.

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

At Valleyfair, approximately 125 acres have been developed, and approximately 75 additional acres remain available for future expansion.

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

ITEM 3. LEGAL PROCEEDINGS.

The Partnership is involved in various claims and routine litigation incidental to its business. The Partnership believes that these claims and proceedings are unlikely to have a material adverse effect on the Partnership's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of January 31, 2001, there were approximately 11,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,200 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:
2000	Distribution	High	Low
4th Quarter	$.3900	19.50	17.63
3rd Quarter	.3900	19.63	17.44
2nd Quarter	.3750	20.69	18.38
1st Quarter	.3750	20.88	17.50
1999	Distribution	High	Low
4th Quarter	$.3625	21.25	18.44
3rd Quarter	.3625	24.94	20.63
2nd Quarter	.3500	26.00	23.25
1st Quarter	.3500	26.00	23.25

ITEM 6. SELECTED FINANCIAL DATA.
For the years ended December 31,
2000(1)		1999	1998	1997(2)	1996
(In thousands except per unit and per capita amounts)

Operating Data
Net revenues	$472,920	$438,001	$419,500	$264,137	$250,523
Operating income	115,516	116,755	112,608	76,303	81,121
Income before taxes	94,159	101,384	97,948	68,458	74,179
Net income	77,806	85,804	83,441	68,458	74,179
Per limited partner unit (6)	1.50	1.63	1.58	1.47	1.59

Financial Position
Total assets	$764,143	$708,961	$631,325	$599,619	$304,104
Working capital (deficit)	(88,646)	(62,375)	(56,264)	(40,472)	(27,511)
Long-term debt	300,000	261,200	200,350	189,750	87,600
Partners' equity	330,589	349,986	341,991	285,381	169,994

Distributions declared
Per limited partner unit	$1.53	$1.425	$1.29	$1.265	$1.20

Other Data
Depreciation and amortization	$39,572	$35,082	$32,065	$21,528	$19,072
EBITDA(7)	155,088	151,837	144,673	97,831	100,193
Capital expenditures	93,487	80,400	68,055	44,989	30,239
Combined attendance(8)	11,703	11,224	11,450	7,405	7,445
Combined guest per capita spending(9)	$34.75	$33.72	$32.38	$31.38	$30.59

	For the years ended December 31,
	1995(3)	1994	1993(4)	1992(5)	1991
(In thousands except per unit and per capita amounts)

Operating Data
Net revenues	$218,197	$198,358	$178,943	$152,961	$127,950
Operating income	73,013	68,016	57,480	49,111	42,394
Income before taxes	66,136	62,825	61,879	42,921	35,975
Net income	66,136	62,825	61,879	42,921	35,975
Per limited partner unit (6)	1.45	1.40	1.38	0.98	0.84

Financial Position
Total assets	$274,717	$223,982	$218,359	$209,472	$142,532
Working capital (deficit)	(27,843)	(25,404)	(22,365)	(19,028)	(14,616)
Long-term debt	80,000	71,400	86,800	89,700	65,900
Partners' equity	151,476	115,054	99,967	81,333	55,132

Distributions declared
Per limited partner unit	$1.1375	$1.0625	$0.9625	$0.8625	$0.7625

Other Data
Depreciation and amortization	$16,742	$14,960	$14,473	$12,421	$10,314
EBITDA(7)	89,755	82,976	71,953	61,532	52,708
Capital expenditures	28,520	19,237	23,813	15,934	10,333
Combined attendance(8)	6,783	6,148	5,761	5,049	4,313
Combined guest per capita spending(9)	$29.07	$29.23	$27.94	$27.21	$26.74

NOTE 1 - The 2000 operating results include a non-recurring cost to terminate general partner fees of $7.8 million, or $.15 per unit.

NOTE 2 - Knott's Berry Farm is included in 1997 data only for the three days subsequent to its acquisition on December 29, 1997.

NOTE 3 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 4 - The 1993 operating results include a non-recurring credit for deferred taxes of $11.0 million, or $0.25 per unit.

NOTE 5 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 6 - Net income per limited partner unit is computed based on the weighted average number of units outstanding and equivalents outstanding - assuming dilution.

NOTE 7 - EBITDA represents earnings before interest taxes, depreciation and amortization.

NOTE 8 - Combined attendance includes attendance figures from the five amusement parks and the four separate-gated water parks.

NOTE 9 - Combined guest per capita spending includes all amusement park, water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Management's Analysis of Results of Operations

Net revenues for the year ended December 31, 2000 were $472.9 million, an 8% increase over the year ended December 31, 1999. This followed a 4% increase in 1999, when revenues rose to $438.0 million from $419.5 million in 1998. Net revenues for 2000 reflect a 4% increase in combined attendance across our nine properties (to 11.7 million from 11.2 million in 1999), a 3% increase in combined guest per capita spending and an increase of 11% in out-of-park revenues. In 2000, attendance increases at Cedar Point and Valleyfair nearly offset the attendance decline at Dorney Park caused be very poor weather throughout much of the season, and combined attendance at the five amusement parks finished the year at 10.6 million, almost even with 1999. Meanwhile, combined attendance at the Partnership's four water parks nearly doubled to 1.2 million, with the two new California water parks accounting for the increase.

In 1999, Knott's Berry Farm and Dorney Park both had record years, which nearly offset attendance declines at Cedar Point, Valleyfair and Worlds of Fun caused by the lack of major new rides and less than ideal weather conditions. In 1998, Knott's Berry Farm's full-year contribution accounted for most of the increase in combined attendance and revenues. Meanwhile, attendance at the Partnership's original four parks was up 7% over 1997, due to the successful debuts of the Power Tower thrill ride at Cedar Point and the Mamba roller coaster at Worlds of Fun, as well as improved weather at Cedar Point throughout the season. In addition, Dorney Park continued to perform strongly in 1998 and achieved its second straight record year. Combined guest per capita spending increased 4% in 1999 and 3% in 1998.

Costs and expenses before depreciation and amortization in 2000 increased to $317.8 million from $286.2 million in 1999 and $274.8 million in 1998, largely due to the inclusion of the daily operations of the Breakers Express Hotel and the two California water parks in 2000 and the Buena Park Hotel's operations beginning in 1999. Included in current year costs and expenses are approximately $7.8 million of non-recurring charges incurred in eliminating the Partnership's previous general partner fee and executive compensation systems, while $7.5 million and $6.4 million of fees were earned by the General Partner under the previous system in 1999 and 1998, respectively.

Operating income in 2000 decreased 1% to $115.5 million, following a 4% increase in 1999 and a 48% increase in 1998. Operating results in the current year were significantly impacted by the $7.8 million of non-recurring costs. Excluding this one-time charge, operating income increased 6% as the result of increases in guest per capita spending at each of the parks and additional revenues generated by the two new water parks and the new hotel at Cedar Point. In 1999, operating income increased as the result of increases in guest per capita spending at each of the parks and increases in attendance at Knott's Berry Farm and Dorney Park. In 1998, operating income increased as the result of increases in attendance and guest per capita spending at each of the Partnership's original four parks, together with Knott's Berry Farm's first full-year profit contribution.

Net income for 2000, after the $7.8 million, or $.15 per unit, special charge, decreased 9% to $77.8 million compared to $85.8 million in 1999 and $83.4 million in 1998. In 2000, interest expense rose due to rising interest rates, as well as increased borrowings from the 1999 acquisitions of a hotel and water park in California, large unit repurchases under the buy-back program, and significant capital expenditures at several of the parks for the 2000 season.

For 2001, the Partnership plans to invest $38 million in capital improvements at its nine properties, including the construction of Talon, a world-class suspended coaster, at Dorney Park; an upscale camping complex, called Lighthouse Point, at Cedar Point; and the addition of Camp Snoopy and the PEANUTS characters at Worlds of Fun. We are optimistic that these investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in our market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance at our parks. Historically, the Partnership has been able to improve its profitability by continuing to make substantial investments in its parks and resort facilities. This has enabled us to maintain consistently high attendance levels as well as steady increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

In 2000, 2.4 million variable price unit options were issued to the Partnership's senior management, which will require recognition in future periods of charges for non-cash compensation expense to the extent the exercise price of the options falls below the market price of our limited partnership units.

Partnership Financial Condition

The Partnership ended 2000 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 4.5 at December 31, 2000 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required.

In 2000, cash generated from operations totaled $114.1 million and new term loan borrowings totaled $77.4 million. The Partnership used $93.5 million for capital expenditures, $77.5 million for distributions to the general and limited partners, $26.6 million to repurchase limited partnership units on the open market and $1.0 million to reduce the General Partner's interest in the Partnership. Distributions in 2001, at the current annual rate of $1.56 per unit, would total approximately $79 million, 2% higher than the distributions paid in 2000.

The Partnership has available through April 2002 a $200 million revolving credit facility, of which the full $200 million was borrowed as of December 31, 2000. An additional $150 million revolving credit facility is available through November 2001 to fund peak seasonal requirements, of which $38.6 million was borrowed as of December 31, 2000. Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Public Accountants

To the Partners of Cedar Fair, L.P.:We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 22, 2001.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

For the years ended December 31,	2000	1999	1998

Net revenues:
Admissions	$ 236,145	$ 217,499	$ 213,869
Food, merchandise and games	194,245	184,190	178,529
Accommodations and other	42,530	36,312	27,102
	472,920	438,001	419,500

Costs and expenses:
Cost of products sold	51,758	49,404	48,061
Operating expenses	203,680	185,907	178,827
Selling, general and administrative	54,567	50,853	47,939
Depreciation and amortization	39,572	35,082	32,065
Non-recurring cost to terminate
general partner fees	7,827	-	-
	357,404	321,246	306,892

Operating income	115,516	116,755	112,608

Interest expense	21,357	15,371	14,660

Income before taxes	94,159	101,384	97,948

Provision for taxes	16,353	15,580	14,507

Net income	77,806	85,804	83,441
Net income allocated to general partner	78	429	417
Net income allocated to limited partners	$ 77,728	$ 85,375	$ 83,024

Earnings per limited partner unit:
Weighted average limited partner units outstanding - basic	51,369	51,928	51,161
Net income per limited partner unit - basic	$ 1.51	$ 1.64	$ 1.62

Weighted average limited partner units and equivalents outstanding - diluted	51,679	52,390	52,414
Net income per limited partner unit - diluted	$ 1.50	$ 1.63	$ 1.58

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2000	1999
ASSETS
Current Assets:
Cash	$ 2,392	$ 638
Receivables	5,270	7,457
Inventories	13,358	11,951
Prepaids	4,358	4,138
Total current assets	25,378	24,184
Land, Buildings, Rides and Equipment:
Land	136,564	134,884
Land improvements	112,927	95,240
Buildings	238,446	207,973
Rides and equipment	466,545	391,312
Construction in progress	10,918	44,484
	965,400	873,893
Less accumulated depreciation	(236,481)	(199,253)
	728,919	674,640

Intangibles, net of amortization	9,846	10,137
	$ 764,143	$ 708,961
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Short-term borrowings	$ 38,550	$ -
Accounts payable	16,562	21,563
Distribution payable to partners	19,837	18,860
Accrued interest	3,474	2,789
Accrued taxes	14,293	20,176
Accrued salaries, wages and benefits	9,776	10,831
Self-insurance reserves	10,156	9,371
Other accrued liabilities	1,376	2,969
Total current liabilities	114,024	86,559

Other Liabilities	19,530	11,216

Long-Term Debt:
Revolving credit loans	200,000	161,200
Term debt	100,000	100,000
	300,000	261,200

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	110	549
Limited partners, 50,813 and 51,798 units outstanding as of
December 31, 2000 and 1999, respectively	325,189	344,147
	330,589	349,986
	$ 764,143	$ 708,961

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the years ended December 31,	2000	1999	1998

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$77,806	$ 85,804	$83,441
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	39,572	35,082	32,065
Change in assets and liabilities, net of effects from acquisitions
Decrease (increase) in inventories	(1,407)	(1,661)	80
Decrease (increase) in current and other assets	1,894	(1,789)	105
Increase (decrease) in accounts payable	(5,001)	4,384	1,371
Increase (decrease) in accrued taxes	(5,883)	1,220	14,354
Increase (decrease) in self-insurance reserves	785	1,197	(1,332)
Increase (decrease) in other current liabilities	(1,963)	284	(2,589)
Increase (decrease) in other liabilities	8,314	(537)	1,441
Net cash from operating activities	114,117	123,984	128,936

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(93,487)	(80,400)	(68,055)
Acquisitions of Buena Park Hotel and White Water Canyon:
Land, buildings, rides and equipment acquired	-	(29,026)	-
Negative working capital assumed	-	21	-
Net cash (for) investing activities	(93,487)	(109,405)	(68,055)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisitions of Buena Park Hotel and White Water Canyon:
Borrowings on revolving credit loans	-	29,005	-
Other net borrowings (payments) on revolving credit loans	77,350	31,845	(39,400)
Term debt borrowings	-	-	50,000
Distributions paid to partners	(77,518)	(72,485)	(65,400)
Reduction of general partner interest	(1,000)	-	-
Repurchase of limited partnership units	(26,566)	(3,443)	(7,464)
Issuance of units for vested deferred compensation	8,858	-	-
Net cash (for) financing activities	(18,876)	(15,078)	(62,264)

CASH
Net increase (decrease) for the period	1,754	(499)	(1,383)
Balance, beginning of period	638	1,137	2,520
Balance, end of period	$ 2,392	$ 638	$ 1,137

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$20,672	$15,736	$13,091
Interest capitalized	1,839	400	-
Cash payments for income taxes	7,127	14,360	-
Reduction of final purchase price of Knott's Berry Farm	-	-	3,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands except unit and per unit amounts)

	Special	General	Limited	Total
	L.P.	Partner's	Partners'	Partners'
	Interests	Equity	Equity	Equity

Balance at December 31, 1997	$ 5,290	$ 413	$ 279,678	$ 285,381

Expiration of redemption rights on
1,721,717 limited partnership units	-	-	44,286	44,286

Reduction of final purchase price of
Knott's Berry Farm by 144,383 units	-	-	(3,506)	(3,506)

Allocation of net income	-	417	83,024	83,441

Partnership distributions declared	-	(338)	(67,273)	(67,611)
($1.29 per limited partner unit)

Balance at December 31, 1998	5,290	492	336,209	341,991

Repurchase of 182,335 limited
partnership units	-	-	(3,443)	(3,443)

Allocation of net income	-	429	85,375	85,804

Partnership distributions declared	-	(372)	(73,994)	(74,366)
($1.425 per limited partner unit)

Balance at December 31, 1999	5,290	549	344,147	349,986

Reduction of general partner interest	-	(439)	(561)	(1,000)

Repurchase of 1,474,447 limited
partnership units	-	-	(26,566)	(26,566)

Issuance of 489,798 units for vested
deferred compensation	-	-	8,858	8,858

Allocation of net income	-	78	77,728	77,806

Partnership distributions declared	-	(78)	(78,417)	(78,495)
($1.53 per limited partner unit)

Balance at December 31, 2000	$ 5,290	$ 110	$ 325,189	$ 330,589

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership which commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. At December 31, 2000 there were 51,980,183 limited partnership units registered on The New York Stock Exchange. The Partnership's General Partner is Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "General Partner"). The General Partner owns a 0.1% interest in the Partnership's income, losses and cash distributions except in defined circumstances, and has full control over all activities of the Partnership.

In November 1999, the Partnership announced a program to repurchase up to $25,000,000 of its limited partnership units, and in September 2000, the unit repurchase program was extended by another $25,000,000. As of December 31, 2000, 1,166,984 units were held in treasury at an approximate cost of $21,151,000.

At a special meeting of limited partners held on August 25, 2000, the Partnership obtained the approval of a plan to revise its existing General Partner fee and executive compensation systems, retroactive to January 1, 2000, and to reduce the General Partner's interest in the Partnership from 0.5% to 0.1%. In 2000, the Partnership's limited partner units represent, in the aggregate, a 99.9% interest in income, losses and cash distributions of the Partnership, compared with a 99.5% interest in prior periods.

The Partnership Agreement was amended to eliminate the fees paid by the Partnership to the General Partner, retroactive to January 1, 2000. In previous years the General Partner earned a fee equal to .25% of the Partnership's net revenues, as defined, and also earned incentive compensation when quarterly distributions exceeded certain levels as defined in the Partnership Agreement. The General Partner earned $7,467,000 and $6,405,000 of total fees in 1999 and 1998.

In connection with terminating the existing General Partner fee and executive compensation systems, non-recurring costs totaling approximately $7.8 million were incurred by the Partnership in the third quarter. In addition, all deferred limited partnership units outstanding under the prior compensation program were immediately vested and issued to senior management. The General Partner was also paid $1.0 million to reduce its interest in the Partnership to 0.1% effective January 1, 2000.

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

Income Taxes

Because of its legal structure, the Partnership is not subject to regular corporate income taxes; rather, the Partnership's tax attributes are included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations which the Partnership must perform annually for its partners. Net income from the Partnership is not treated as " passive income" for federal income tax purpose. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examination result in changes to taxable income, the tax liability of the partners could be changed accordingly.

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P., with new taxes to be levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded provisions of $16.4 million, $15.6 million and $14.5 million for these federal and state taxes in 2000, 1999 and 1998, respectively.

Earnings Per Unit

The Partnership has presented earnings per unit amounts for all periods to conform with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2000	1999	1998
(In thousands except per unit data)

Basic weighted average units outstanding	51,369	51,928	51,161
Effect of dilutive units:
Deferred units	310	422	355
Contingent units - Knott's acquisition	-	40	898

Diluted weighted average units outstanding	51,679	52,390	52,414

Net income per unit-basic	$1.51	$1.64	$1.62

Net income per unit-diluted	$1.50	$1.63	$1.58

(3) Long-Term Debt:

At December 31, 2000 and 1999, long-term debt consisted of the following;

	2000	1999
(In thousands)
Revolving credit loans	$200,000	$161,200
Term debt	100,000	100,000
	$300,000	$261,200

Revolving Credit Loans

The Partnership is party to a credit agreement with five banks under which it has available a $200 million revolving credit facility through April 2002. In November 2000, the Partnership entered into a new, 364-day credit agreement with another bank group for an additional $150 million revolving credit facility through November 2001. Borrowings under these credit facility were $238.6 million as of December 31, 2000, at an average interest rate of 6.99%. Of the total borrowings, $38.6 million is classified as a current liability under terms of the small facility. The maximum outstanding revolving credit balance during 2000 was $276.3 million.

Borrowings under these agreements bear interest at the banks' prime lending rate, with more favorable LIBOR and other rate options. The agreements require the Partnership to pay a commitment fee of up to 0.225% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $1,839,000 and $400,000 on such projects was capitalized in 2000 and 1999, respectively. No interest was capitalized in 1998, as the amount was immaterial.

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

The fair value of the aggregate future repayments on term debt at December 31, 2000, as required by SFAS No. 107, would be approximately $102.3 million, applying a discount rate of 7.2%.

Covenants

Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of net tangible assets, as defined, and comply with certain cash flow, interest coverage, and debt to net worth levels. The Partnership was in compliance with these covenants as of December 31, 2000.

(4) Derivative Financial Instruments:

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time.

During 2000, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable rate bank debt into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to two years in maturity. At December 31, 2000, the Partnership had outstanding interest rate swap agreements with notional amounts totaling $150 million, at an average rate of 6.59%. The fair market value of all interest rate swap agreements, which was obtained from broker quotes, was a net liability of $1.2 million at December 31, 2000.

(5) Special L.P. Interests:

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

(6) Unit Options:

On August 25, 2000, the Partnership's unitholders approved the establishment of a new Equity Incentive Plan allowing the award of up to 4.8 million options and other forms of equity as an element of compensation to senior management and other key employees, as well as the grant of 2.3 million unit options, with a variable exercise price, in connection with the termination of the Partnership's General Partner fee and executive compensation systems. An additional 65,600 variable options and 19,500 fixed options were granted to other key employees and directors later in the year. All options vest over a five-year period and have a maximum term of ten years. The variable price options have an exercise price which declines by the value of cash distributions declared on the underlying units.

The Partnership's unit options are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of December 31, 2000, the weighted average exercise price of the outstanding options was $18.83. Because the exercise price was higher than the market price of limited partnership units at that date, no compensation expense related to the variable price options has been recognized in the accompanying consolidated financial statements. Had compensation expense for the plans been determined using the estimated fair value of options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Partnership's net income and earnings per unit would have been reduced to the following pro forma amounts:

Year Ended December 31,	2000
(In thousands, except per unit data)

Net income : As reported	$77,806
Pro forma	73,254
Diluted earnings per unit:
As reported	$1.50
Pro forma	1.42

The fair value of each option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions: a risk-free interest rate of 7.6%, a distribution yield of 8.2%, a volatility factor of 21.3% and a weighted average expected life of 10 years. No unit options were outstanding prior to 2000.

A summary of option activity for 2000 follows:

	Units	Weighted Average Exercise Price
Outstanding at beginning of year	-	-
Granted	2,415,100	$19.93
Exercised	-	-
Canceled	-	-
Outstanding at end of year	2,415,100	$18.83
Weighted average fair value of options granted during the year	$11.61

No option were exercisable at December 31, 2000. Their exercise prices at yearend ranged from $17.85 to $18.86 and are summarized below:

Type	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Variable	$17.85-$18.86	2,395,600	9.2	$18.84
Fixed	$17.85	19,500	9.8	$17.85
	$17.85-$18.86	2,415,100	9.2	$18.83

(7) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $3,373,000 in 2000, $3,340,000 in 1999, and $3,229,000 in 1998. These plans also permit nonunion employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions approximated $1,249,000 in 2000, $1,162,000 in 1999, and $1,215,000 in 1998.

In addition, approximately 125 employees are covered by union-sponsored, multi-employer pension plans for which approximately $503,000, $462,000, and $400,000 were contributed for the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership believes that, as of December 31, 2000, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

(8) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(9) Acquisitions:

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by members of the Partnership's executive management, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 to the Consolidated Financial Statements on page 17 of this Report.

Directors:

Name	Age	Position with General Partner

Richard L. Kinzel	60	President and Chief Executive Officer, Director since 1986
Lee A. Derrough *	56	Director since 1995
Richard S. Ferreira *	60	Director since 1997
Terry C. Hackett #	52	Director since 1997
Bruce A. Jackson	49	Corporate Vice President-Finance and Chief Financial Officer, Director since 2000
Mary Ann Jorgenson #	60	Director since 1988
Michael D. Kwiatkowski #	53	Director since 2000
Donald H. Messinger #	57	Director since 1993
Thomas A. Tracy *	69	Director since 1993

* Member of Audit Committee.

# Member of Compensation Committee.

The Board of Directors of the General Partner has a Compensation Committee and an Audit Committee. The Compensation Committee reviews the Partnership's compensation and employee benefit policies and programs and recommends related actions, as well as executive compensation decisions, to the Board of Directors. The Audit Committee selects and meets periodically with the Partnership's independent auditors, reviews the activities of the Partnership's internal audit staff, considers the recommendations of the independent and internal auditors, and reviews the quarterly financial statements each quarter and the annual financial statements upon completion of the audit.

Each director of the General Partner is elected for a one-year term.

Executive Officers:

Name	Age	Position with General Partner

Richard L. Kinzel	60	President and Chief Executive Officer since 1986
John R. Albino	54	Vice President & General Manager-Dorney Park since 1995
H. Philip Bender	44	Vice President & General Manager-Worlds of Fun since 2000
Richard J. Collingwood	61	Corporate Vice President-Administration since 2000
Jacob T. Falfas	49	Vice President & General Manager-West Coast Operations since 2000
Craig Freeman	47	Vice President & General Manager-Knott's Camp Snoopy since 1996
H. John Hildebrandt	51	Vice President-Marketing-Cedar Point since 1993
Bruce A. Jackson	49	Corporate Vice President-Finance and Chief Financial Officer since 1992
Lee C. Jewett	66	Corporate Vice President-Planning & Design since 1990
Carolyn Kehler	53	Vice President-Marketing and Sales-Knott's Berry Farm since 1994
Daniel R. Keller	51	Vice President & General Manager-Cedar Point Resort since 2000
Bonny F. Kirin-Perez	47	Vice President-Food Services/Accommodations-Knott's Berry Farm since 1999
Wayne E. Olcott	52	Vice President-Accommodations-Cedar Point since 1999
Charles M. Paul	47	Vice President & Corporate Controller since 2000
Walter R. Wittmer	60	Vice President & General Manager-Minnesota Operations since 2000

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

Richard S. Ferreira is a retired executive vice president and chief financial officer of Golf Hosts, Inc. (developer and owner of nationally recognized resorts in Colorado and Florida) and a past member of its Board of Directors. Mr. Ferreira was associated with Golf Hosts for more than 26 years.

Terry C. Hackett is a business attorney and President of Hackett Management Corporation (real estate management) and previously served on the Board of Directors of Knott's Berry Farm from 1981 to 1997. Mr. Hackett was elected a director in 1997 as a representative of the Knott family following the acquisition of Knott's Berry Farm.

Bruce A. Jackson has served as Corporate Vice President-Finance and Chief Financial Officer since 1992. Mr. Jackson is a certified public accountant.

Mary Ann Jorgenson is a partner in the law firm of Squire, Sanders & Dempsey L.L.P., the Partnership's General Counsel, and has been associated with the firm since 1975. She is also a director of S 2 Golf Inc. (manufacturer and distributor of golf clubs and bags) and Anthony & Sylvan Pools Corporation (manufacturer and installer of concrete in-ground swimming pools), and is Corporate Secretary of Ferro Corporation.

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

Executive Officers:

Richard L. Kinzel. See "Directors" above.

John R. Albino has served as Vice President & General Manager of Dorney Park & Wildwater Kingdom since 1995.

H. Philip Bender was promoted to Vice President & General Manager of Worlds of Fun / Oceans of Fun at the end of 2000. Prior to that, he had served as Vice President-Retail Operations of Worlds of Fun since the beginning of 2000, and Director-Retail Operations of Worlds of Fun from 1995 to 2000.

Richard J. Collingwood was promoted to Corporate Vice President-Administration at the end of 2000. Prior to that, he had served as Corporate Vice President-General Services since 1992.

Executive Officers (continued):

Jacob T. Falfas was promoted to Vice President & General Manager of West Coast Operations at the end of 2000. He served as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000. From 1993 to 1997, he served as Vice President-Park Operations of Cedar Point.

Craig Freeman has served as Vice President & General Manager of Knott's Camp Snoopy at the Mall of America since 1996.

H. John Hildebrandt has served as Vice President-Marketing of Cedar Point since 1993.

Bruce A. Jackson. See "Directors" above.

Lee C. Jewett has served as Corporate Vice President-Planning & Design since 1990.

Carolyn Kehler has served as Vice President-Marketing and Sales of Knott's Berry Farm since 1994.

Daniel R. Keller was promoted to Vice President & General Manager of Cedar Point Resort at the end of 2000. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995.

Bonny F. Kirin-Perez has served as Vice President-Food Services and Accommodations of Knott's Berry Farm since 1999. Prior to that, she served as Director-Food and Beverage of Knott's Berry Farm from 1996 to 1998, and was Director-Food and Beverage of the Atlanta Committee for the Olympics from 1994 to 1996.

Wayne E. Olcott has served as Vice President-Accomodations of Cedar Point since 1999. From 1996 to 1998, he was involved in an independent construction business, which redeveloped hotel properties.

Charles M. Paul was promoted to Vice President & Corporate Controller in 2000. He had served as Corporate Controller from 1996 to 2000, and prior to that was Controller of Cedar Point for more than five years. Mr. Paul is a certified public accountant.

Walter R. Wittmer was promoted to Vice President & General Manager of Minnesota Operations at the end of 2000. He served as Vice President & General Manager of Valleyfair from 1988 through 2000.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and The New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 2000, except for Mr. Messinger who made one inadvertently late filing due to a delay in the reporting of a purchase of units by an indirect beneficial owner during the year, and Mr. Hildebrandt who made one inadvertently late filing due to a delay in the reporting of a sale of units during the year.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other		Securities
		Salary	Bonus	Annual Compensation	Restricted Unit Awards	Underlying Options	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)

Richard L. Kinzel,	2000	799,979	412,933	1,590,336	-	720,000	16,450
President and Chief	1999	341,539	882,148	-	698,523	-	16,281
Executive Officer	1998	296,924	786,067	-	519,500	-	16,200

Bruce A. Jackson, Corporate	2000	399,991	205,130	592,356	-	255,000	16,450
Vice President-Finance	1999	185,961	349,929	-	277,062	-	16,281
and Chief Financial Officer	1998	154,346	295,386	-	215,800	-	16,200

James L. Miears, Executive	2000	349,992	179,845	524,473	-	30,000	16,450
Vice President and General	1999	176,346	330,465	-	148,827	-	16,281
Manager-Cedar Point-	1998	164,923	314,509	-	137,400	-	16,200
Retired December 31, 2000

Jacob T. Falfas, Vice President	2000	349,706	180,986	386,376	-	205,000	15,650
and General Manager-	1999	209,615	408,321	-	142,574	-	13,676
West Coast Operations	1998	188,462	333,530	-	84,100	-	16,200

Daniel R. Keller, Vice	2000	302,302	159,704	481,957	-	205,000	16,450
President and General	1999	170,961	320,838	-	162,007	-	16,281
Manager-Cedar Point Resort	1998	154,692	295,386	-	165,800	-	16,200

Notes To Summary Compensation Table:
Column (e)	Other Annual Compensation. One-time payments made in connection with eliminating the Partnership's previous General Partner fee and executive compensation systems.

Column (i)	All Other Compensation. Comprises amounts accrued under the following plans:

1. Profit Sharing Retirement Plan - With respect to 2000, $11,200 was credited to the accounts of each of the named executive officers, with the exception of Mr. Falfas who was credited with $10,400 in 2000.

2. Employees' Savings and Investment Plan - With respect to 2000, $5,250 was credited to the accounts of each of the named executive officers.

UNIT OPTIONS GRANTED IN 2000

(a)	(b)	(c)	(d)	(e)	(f)
		% of Total
	Number of Securities	Options Granted to
Name	Underlying Options Granted	Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value

Richard L. Kinzel	720,000	30%	$20.00	3/2/2010	$11.65

Bruce A. Jackson	255,000	11%	$20.00	3/2/2010	$11.65

James L. Miears	30,000	1%	$20.00	3/2/2010	$11.65

Jacob T. Falfas	205,000	8%	$20.00	3/2/2010	$11.65

Daniel R. Keller	205,000	8%	$20.00	3/2/2010	$11.65

Column (d)

Exercise or Base Price. These unit options have an exercise price that declines by the value of the cash distributions declared on the underlying units. The exercise price as of December 31, 2000 was $18.86. Upon a change in control, as defined in the 2000 Equity Incentive Plan, occurring on or before March 2, 2005, all of these options would fully vest and become exercisable at no more than $12.50 per unit.

Column (e)

Expiration Date. These unit options vest over a five-year period and have a maximum term of ten years. Upon his retirement on December 31, 2000, Mr. Miears' 30,000 options became fully vested and will expire on March 2, 2003.

Column (f)

Grant Date Present Value. The fair value of each unit option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions: a risk-free interest rate of 7.6%, a distribution yield of 8.2%, a volatility factor of 21.3% and a weighted-average expected life of 10 years.

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

In addition, each non-management Director received 1,500 unit options in 2000, which vest over five years and are exercisable through March 2, 2010, at a price of $18.86 per unit, reduced by the value of all cash distributions declared on the underlying units after the November 2000 grant date.

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

In addition, seven executive officers of the Partnership, including four of the executive officers named in the Summary Compensation Table, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

Restricted Unit Awards.

In connection with eliminating the Partnership's previous General Partner fee and executive compensation systems, all unissued deferred units were fully vested and issued to participants out of units held in treasury during 2000.

Supplemental Retirement Benefits.

Supplemental retirement benefits represent the named executive officer's right to receive cash benefits from the Partnership upon retirement at age 62 or over, with a minimum of 20 years' service to the Partnership, its predecessors and/or successors. Amounts were allocated among the executive officers out of prior year General Partner fees as approved by the Compensation Committee of the Board. Each officer's account accrues interest at the prime rate as established from time to time by the Partnership's lead bank, beginning on December 1 of the year of grant. Executive officers leaving the employ of the Partnership prior to reaching age 62 or with less than 20 years of service will forfeit their entire balance. In the event of death, total disability, retirement at age 62 or over with at least 20 years' service, or removal of the General Partner (unless resulting from reorganization of the Partnership into corporate form), all amounts accrued will become immediately and fully vested and payable to the executive officers. In the event of a "change-in-control" (as defined), all amounts accrued will become fully vested and will be funded in a trust, for the benefit of the executive officers when they reach age 62, die, or become totally disabled, whichever occurs first. At each executive officer's option, the accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years.

The amount of supplemental retirement benefits accrued to Messrs. Kinzel, Jackson, Miears, Falfas and Keller as of December 31, 2000, were $1,104,621, $55,180, $477,915, $12,687 and $0, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

A. Security Ownership of Certain Beneficial Owners.

According to information obtained by the Partnership from Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of January 31, 2001.

B. Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of January 31, 2001.

	Amount and Nature of Beneficial Ownership
	Beneficial	Investment Power		Voting Power		Percent
Name of Beneficial Owner	Ownership	Sole	Shared	Sole	Shared	of Units

Richard L. Kinzel (1)	817,421	398,329	419,092	398,329	419,092	1.6
Lee A. Derrough	2,000	2,000	-0-	2,000	-0-	*
Richard S. Ferreira	3,086	408	2,678	408	2,678	*
Terry C. Hackett (2)	478,367	-0-	478,367	-0-	478,367	*
Bruce A. Jackson	103,912	101,912	2,000	101,912	2,000	*
Mary Ann Jorgenson (3)	764,830	454	764,376	454	764,376	1.5
Michael D. Kwiatkowski	-0-	-0-	-0-	-0-	-0-	*
Donald H. Messinger	2,910	2,510	400	2,510	400	*
James L. Miears (1)	460,069	63,432	396,637	63,432	396,637	*
Thomas A. Tracy	9,873	6,948	2,925	6,948	2,925	*
Jacob T. Falfas	42,061	36,395	5,666	36,395	5,666	*
John R. Albino	54,285	54,285	-0-	54,285	-0-	*
Daniel R. Keller (1)	459,620	76,600	383,020	76,600	383,020	*
Walter R. Wittmer	58,612	58,612	-0-	58,612	-0-	*
All Directors and officers as a group (23 individuals)	2,617,645	938,033	1,679,612	938,033	1,679,612	5.0

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

(2) Excludes 5,446,002 units held by other members of the Knott family.

(3) Includes 763,976 units held by certain trusts of which Mrs. Jorgenson and two other partners of Squire, Sanders & Dempsey L.L.P. are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Note 1 to the Consolidated Financial Statements on page 17 of this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

A. 1. Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 12-22 of this Report.
(i)	Report of Independent Public Accountants.
(ii)	Consolidated Balance Sheets - December 31, 2000 and 1999.
(iii)	Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998.
(iv)	Consolidated Statements of Partners' Equity - Years ended December 31, 2000, 1999, and 1998.
(v)	Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998.
(vi)	Notes to Consolidated Financial Statements - December 31, 2000, 1999, and 1998.

A. 2. Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.
Exhibit
Number	Description

3.1*	Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).
3.2	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1988.
3.3	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992.
3.4

Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of July 1, 1997. Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.

3.5

Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of August 25, 2000. Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement dated July 26, 2000.

4*	Form of Deposit Agreement.
10.4

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

10.21	Amendment No. 1 dated November 28, 2000 to the Credit Agreement dated as of November 30, 1999.
10.25	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.
10.26	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.
21*	Subsidiaries of Cedar Fair, L.P.

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B. Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED: March 26, 2001

/S/ Richard L. Kinzel

Richard L. Kinzel

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	President and Chief Executive Officer,	March 26, 2001
	Richard L. Kinzel	Director

/S/	Bruce A. Jackson	Corporate Vice President-Finance	March 26, 2001
	Bruce A. Jackson	(Chief Financial Officer), Director

/S/	Charles M. Paul	Vice President and Corporate Controller	March 26, 2001
	Charles M. Paul	(Chief Accounting Officer)

/S/	Lee A. Derrough	Director	March 26, 2001
Lee A. Derrough

/S/	Richard S. Ferreira	Director	March 26, 2001
Richard S. Ferreira

/S/	Terry C. Hackett	Director	March 26, 2001
Terry C. Hackett

/S/	Mary Ann Jorgenson	Director	March 26, 2001
Mary Ann Jorgenson

/S/	Michael D. Kwiatkowski	Director	March 26, 2001
Michael D. Kwiatkowski

/S/	Donald H. Messinger	Director	March 26, 2001
Donald H. Messinger

/S/	Thomas A. Tracy	Director	March 26, 2001
Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2000

EXHIBIT INDEX
	Exhibit	Page

3.1*	Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).	*
3.2	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1988.	36
3.3	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992.	42
3.4

Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of July 1, 1997. Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.

		*
3.5

Amendment No. 4 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of August 25, 2000. Incorporated herein by reference to Exhibit A to Registrant's Proxy Statement dated July 26, 2000.

		*
4*	Form of Deposit Agreement.	*
10.4

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

		*
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

		*
10.17	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995.	47
10.19

Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.68% Series B Notes Due August 24, 2011. Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

		*
10.20

Credit Agreement dated as of November 30, 1999 between Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, Bank One, Michigan, National City Bank, First Union National Bank and Fifth Third Bank as lenders. Incorporated herein by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

		*
10.21	Amendment No. 1 dated November 28, 2000 to the Credit Agreement dated as of November 30, 1999.	51

EXHIBIT INDEX (continued)

	Exhibit	Page

10.25	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.	*
10.26	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.	*
21	Subsidiaries of Cedar Fair, L.P.	*

*	Incorporated herein by reference: see Item 14 (A)(3).