Form 10-Q
period 2001-03-25
CEDAR FAIR L P
filed 2001-05-09
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2001

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

Units Outstanding As Of

May 1, 2001

50,804,299

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II - Other Information

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

Index to Exhibits		12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	3/25/01	12/31/00
ASSETS
Current Assets:
Cash	$ 2,519	$ 2,392
Receivables	3,512	5,270
Inventories	19,334	13,358
Prepaids	6,463	4,358
	31,828	25,378
Land, Buildings, Rides and Equipment:
Land	136,564	136,564
Land improvements	112,680	112,927
Buildings	239,517	238,446
Rides and equipment	468,920	466,545
Construction in progress	17,664	10,918
	975,345	965,400
Less accumulated depreciation	(239,186)	(236,481)
	736,159	728,919
Intangibles, net of amortization	9,798	9,846
	$ 777,785	$ 764,143
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Short-term borrowings	$ 92,450	$ 38,550
Accounts payable	26,589	16,562
Distribution payable to partners	19,834	19,837
Accrued interest	1,707	3,474
Accrued taxes	7,408	14,293
Accrued salaries, wages and benefits	7,295	9,776
Self-insurance reserves	10,418	10,156
Other accrued liabilities	2,015	1,376
	167,716	114,024

Other Liabilities	31,959	19,530

Long-Term Debt:
Revolving credit loans	200,000	200,000
Term debt	100,000	100,000
	300,000	300,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	60	110
Limited partners, 50,804 and 50,813 units outstanding at
March 25, 2001 and December 31, 2000, respectively	274,783	325,189
Limited partnership unit options	2,185	-
Accumulated other comprehensive loss	(4,208)	-
	278,110	330,589
	$ 777,785	$ 764,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Twelve months ended
	3/25/01	3/26/00	3/25/01	3/26/00

Net revenues:
Admissions	$ 7,848	$ 8,524	$ 235,469	$ 216,168
Food, merchandise and games	9,850	10,225	193,870	182,908
Accommodations and other	2,239	1,799	42,970	36,276
	19,937	20,548	472,309	435,352
Costs and expenses:
Cost of products sold	3,095	3,090	51,763	48,857
Operating expenses	28,732	29,308	203,104	188,620
Selling, general and administrative	6,758	6,585	54,740	50,304
Non-cash unit option expense	2,185	-	2,185	-
Depreciation and amortization	3,082	3,249	39,405	35,042
Non-recurring cost to terminate general partner fees	-	-	7,827	-
	43,852	42,232	359,024	322,823

Operating income (loss)	(23,915)	(21,684)	113,285	112,529
Interest expense	5,787	4,100	23,044	15,938

Income (loss) before taxes	(29,702)	(25,784)	90,241	96,591
Provision for taxes	754	768	16,339	15,508

Net income (loss)	(30,456)	(26,552)	73,902	81,083
Net income (loss) allocated to general partner	(30)	(133)	74	405
Net income (loss) allocated to limited partners	$(30,426)	$(26,419)	$ 73,828	$ 80,678

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	50,805	51,658	51,170	51,861
Net income (loss) per limited partner unit	$ (.60)	$ (.51)	$ 1.44	$ 1.56

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	50,805	52,162	51,418	52,340
Net income (loss) per limited partner unit	$ (.60)	$ (.51)	$ 1.44	$ 1.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

					Accumulated
	Special	General	Limited		Other	Total
	L.P.	Partner's	Partners'	L.P. Unit	Comprehensive	Partners'
	Interests	Equity	Equity	Options	Loss	Equity

Balance at December 31, 2000	$ 5,290	$ 110	$325,189	$ -	$ -	$330,589

Comprehensive loss:

Net loss	-	(30)	(30,426)	-	-	(30,456)

Other comprehensive loss on interest rate swap agreements:

Cumulative effect of change in accounting as of January 1, 2001	-	-	-	-	(1,239)	(1,239)

Unrealized loss for the quarter	-	-	-	-	(2,969)	(2,969)

Total comprehensive loss						(34,664)

Vested value of L.P. unit options	-	-	-	2,185	-	2,185

Units repurchased	-	-	(166)	-	-	(166)

Distribution declared
($.39 per limited partner unit)	-	(20)	(19,814)	-	-	(19,834)

Balance at March 25, 2001	$ 5,290	$ 60	$274,783	$ 2,185	$ (4,208)	$278,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/25/01	3/26/00	3/25/01	3/26/00

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(30,456)	$(26,552)	$ 73,902	$ 81,083
Adjustments to reconcile net income (loss) to net cash from
(for) operating activities
Depreciation and amortization	3,082	3,249	39,405	35,042
Non-cash unit option expense	2,185	-	2,185	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) in inventories	(5,976)	(5,590)	(1,793)	(1,323)
(Increase) decrease in current and other assets	(386)	3,499	(1,991)	33
Increase (decrease) in accounts payable	10,027	7,207	(2,181)	1,401
Increase (decrease) in accrued taxes	(6,885)	1,310	(14,078)	1,311
Increase (decrease) in self-insurance reserves	262	(596)	1,643	440
Increase (decrease) in other current liabilities	(3,609)	(2,299)	(3,273)	1,460
Increase (decrease) in other liabilities	8,221	(199)	16,734	(753)
Net cash from (for) operating activities	(23,535)	(19,971)	110,553	118,694

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(10,235)	(28,302)	(75,420)	(91,642)
Acquisition of White Water Canyon:
Land, buildings, rides and equipment acquired	-	-	-	(11,796)
Negative working capital assumed	-	-	-	227
Net cash (for) investing activities	(10,235)	(28,302)	(75,420)	(103,211)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	53,900	73,150	58,100	55,081
Distributions paid to partners	(19,837)	(18,860)	(78,496)	(74,366)
Reduction of general partner interest	-	-	(1,000)	-
Repurchase of limited partnership units	(166)	(4,105)	(22,626)	(7,548)
Issuance of units for vested deferred compensation	-	-	8,858	-
Acquisition of White Water Canyon:
Borrowings on revolving credit loans	-	-	-	11,569
Net cash from (for) financing activities	33,897	50,185	(35,164)	(15,264)

CASH
Net increase (decrease) for the period	127	1,912	(31)	219
Balance, beginning of period	2,392	638	2,550	2,331
Balance, end of period	$ 2,519	$ 2,550	$ 2,519	$ 2,550

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 7,554	$ 5,790	$ 22,436	$ 16,147
Interest capitalized	234	880	1,193	1,280
Cash payments for income taxes	29	126	7,099	14,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

MARCH 25, 2001 AND MARCH 26, 2000

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 25, 2001 and March 26, 2000 to accompany the quarterly results. Because amounts for the twelve months ended March 25, 2001 include actual 2000 peak season operating results, they are not indicative of 2001 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 25, 2001 and March 26, 2000 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2000, which were included in the Form 10-K filed on March 30, 2001, except for the change described in Note 3 of these statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates five amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; and Worlds of Fun in Kansas City, Missouri. The Partnership also owns and operates four seasonal water parks in Sandusky, Ohio; Buena Park, California; Chula Vista, California, near San Diego; and Kansas City, Missouri, and operates Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its four seasonal amusement parks, as well as its four water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

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

(3) Derivative Financial Instruments:

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. This statement requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives that effectively hedge a business transaction are recorded each period in an equity account called "other comprehensive income (loss)."

The Partnership only uses derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign exchange rates. In recent months, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable rate bank debt into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to four years in maturity. The fair market value of all interest rate swap agreements, which was obtained from broker quotes, is included in other liabilities on the consolidated balance sheet as of March 25, 2001, and the changes in fair market value are reflected in other comprehensive income (loss) on the consolidated statement of partners' equity.

The adoption of the statement resulted in an adjustment to other comprehensive income (loss) of $1.2 million for the cumulative effect of the change in accounting as of January 1, 2001 and $3.0 million for the current period effect.

(4) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of March 25, 2001, the market price of the limited partnership units exceeded the exercise price of the vested variable priced unit options, resulting in a current period expense of $2.2 million, which is reflected as non-cash unit option expense on the consolidated statements of operations.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/25/01	3/26/00	3/25/01	3/26/00
	(in thousands except per unit data)

Basic weighted average units outstanding	50,805	51,658	51,170	51,861
Effect of dilutive units:
Unit options	-	-	45	-
Deferred units	-	504	203	449
Contingent units - Knott's acquisition	-	-	-	30

Diluted weighted average units outstanding	50,805	52,162	51,418	52,340

Net income (loss) per unit - basic	$ (.60)	$ (.51)	$ 1.44	$ 1.56

Net income (loss) per unit - diluted	$ (.60)	$ (.51)	$ 1.44	$ 1.54

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's four seasonal parks and four water parks, and daily operations at Knott's Berry Farm, which is open year-round. Net revenues for the first quarter of 2001 decreased 3% to $19.9 million from $20.5 million in 2000, due to a slight decrease in early-season attendance at Knott's Berry Farm. In the quarter, Knott's had 21 days negatively impacted by rain, compared to only 12 last year. The Partnership's four seasonal parks were not in operation during the quarter.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the period decreased 1% to $38.6 million, due to the elimination of general partner fees as approved by unitholders late last year. After depreciation and a $2.2 million non-cash charge for unit options, operating costs and expenses totaled $43.9 million for the period, compared to $42.2 million in 2000. The Partnership's net loss for the quarter, after higher interest expense resulting from borrowings for large unit repurchases and significant capital investments in 2000, was $30.5 million, or $.60 per limited partner unit, compared to a net loss of $26.6 million, or $.51 per unit, a year ago.

Financial Condition and Liquidity:

The Partnership has available through April 2002 a $200 million revolving credit facility and has an additional $150 million revolving credit facility available through November 2001 to fund peak seasonal requirements. Borrowings under these credit facilities were $292.5 million as of March 25, 2001. Current assets and liabilities are at normal seasonal levels at March 25, 2001, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners through the end of 2001. The Partnership expects to arrange revolving credit facilities sufficient to fund its cash requirements beyond the current year at an appropriate time later in 2001.

PART II - OTHER INFORMATION

Item 5. Other Information

Lee A. Derrough, president of Hunt Midwest Enterprises, Inc., has resigned from the board of directors of the Partnership's general partner effective April 27, 2001. Mr. Derrough, who has served on the board since 1995, cited "increasing demands of his responsibilities at Hunt Midwest" as the reason for his resignation. There are no immediate plans to replace Mr. Derrough on the board.

On May 7, 2001, the Partnership announced that it had reached an agreement in principle for the acquisition of Michigan's Adventure Amusement Park, located near Muskegon, Michigan. The acquisition will be made with Cedar Fair limited partnership units, and is subject to a number of conditions and conclusion of a definitive agreement.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20) - 2001 First Quarter Press Release

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: May 9, 2001	Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (20) 2001 First Quarter Press Release. 13