Form 10-Q
period 2001-06-24
CEDAR FAIR L P
filed 2001-08-08
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2001

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

Units Outstanding As Of

August 1, 2001

50,614,299

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II - Other Information

Item 2.	Changes in Securities	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Index to Exhibits		13

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	6/24/01	12/31/00
ASSETS
Current Assets:
Cash	$ 11,409	$ 2,392
Receivables	14,248	5,270
Inventories	24,376	13,358
Prepaids	5,693	4,358
	55,726	25,378
Land, Buildings, Rides and Equipment:
Land	148,524	136,564
Land improvements	120,615	112,927
Buildings	250,354	238,446
Rides and equipment	510,159	466,545
Construction in progress	2,835	10,918
	1,032,487	965,400
Less accumulated depreciation	(251,982)	(236,481)
	780,505	728,919

Intangibles, net of amortization	10,593	9,846
	$ 846,824	$ 764,143
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Short-term borrowings	$ 143,450	$ 38,550
Revolving credit loans - current maturities	200,000	-
Accounts payable	43,805	16,562
Distribution payable to partners	19,053	19,837
Accrued interest	3,069	3,474
Accrued taxes	9,251	14,293
Accrued salaries, wages and benefits	12,153	9,776
Self-insurance reserves	9,744	10,156
Other accrued liabilities	7,125	1,376
	447,650	114,024

Other Liabilities	32,809	19,530

Long-Term Debt:
Revolving credit loans	-	200,000
Term debt	100,000	100,000
	100,000	300,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	48	110
Limited partners, 50,614 and 50,813 units outstanding at
June 24, 2001 and December 31, 2000, respectively	259,758	325,189
Limited partnership unit options	5,735	-
Accumulated other comprehensive loss	(4,466)	-
	266,365	330,589
	$ 846,824	$ 764,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Twelve months ended
	6/24/01	6/25/00	6/24/01	6/25/00

Net revenues:
Admissions	$ 59,336	$ 62,682	$ 232,123	$ 218,597
Food, merchandise and games	52,904	55,909	190,865	184,248
Accommodations and other	11,425	10,913	43,482	37,808
	123,665	129,504	466,470	440,653
Costs and expenses:
Cost of products sold	14,056	14,671	51,148	49,136
Operating expenses	57,829	57,851	203,082	191,929
Selling, general and administrative	17,943	16,371	56,312	51,713
Non-cash unit option expense	3,550	-	5,735	-
Depreciation and amortization	12,900	11,831	40,474	34,825
Non-recurring cost to terminate general partner fees	-	-	7,827	-
	106,278	100,724	364,578	327,603

Operating income	17,387	28,780	101,892	113,050
Interest expense	6,420	5,710	23,754	17,162

Income before taxes	10,967	23,070	78,138	95,888
Provision for taxes	4,329	4,427	16,241	15,401

Net income	6,638	18,643	61,897	80,487
Net income allocated to general partner	7	93	62	402
Net income allocated to limited partners	$ 6,631	$ 18,550	$ 61,835	$ 80,085

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	51,086	51,573	51,049	51,769
Net income per limited partner unit	$ .13	$ .36	$ 1.21	$ 1.55

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	51,519	52,053	51,284	52,250
Net income per limited partner unit	$ .13	$ .36	$ 1.21	$ 1.53

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)
					Accumulated
	Special	General	Limited		Other	Total
	L.P.	Partner's	Partners'	L.P. Unit	Comprehensive	Partners'
	Interests	Equity	Equity	Options	Loss	Equity

Balance at March 25, 2001	$ 5,290	$ 60	$274,783	$ 2,185	$ (4,208)	$278,110

Comprehensive income:

Net income	-	7	6,631	-	-	6,638

Other comprehensive loss on interest rate swap agreements:

Unrealized loss for the quarter	-	-	-	-	(258)	(258)

Total comprehensive income						6,380

Vested value of L.P. unit options	-	-	-	3,550	-	3,550

Issuance of 1,250,000 L.P. units for acquisition of Michigan's Adventure	-	-	27,613	-	-	27,613

Units repurchased	-	-	(30,235)	-	-	(30,235)

Distribution declared
($.39 per limited partner unit)	-	(19)	(19,034)	-	-	(19,053)

Balance at June 24, 2001	$ 5,290	$ 48	$259,758	$ 5,735	$ (4,466)	$266,365

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	6/24/01	6/25/00	6/24/01	6/25/00
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$ 6,638	$ 18,643	$ 61,897	$ 80,487
Adjustments to reconcile net income to net cash from
operating activities
Depreciation and amortization	12,900	11,831	40,474	34,825
Non-cash unit option expense	3,550	-	5,735	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) in inventories	(4,558)	(4,019)	(2,332)	(1,649)
(Increase) decrease in current and other assets	(10,767)	(14,355)	1,597	57
Increase (decrease) in accounts payable	16,718	15,502	(965)	3,992
Increase (decrease) in accrued taxes	1,694	3,730	(16,114)	8,879
Increase (decrease) in self-insurance reserves	(674)	58	911	106
Increase (decrease) in other current liabilities	11,039	13,104	(5,338)	2,250
Increase (decrease) in other liabilities	592	(100)	17,426	(388)
Net cash from operating activities	37,132	44,394	103,291	128,559
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(19,874)	(40,260)	(54,034)	(113,336)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	(27,959)	-	(27,959)	-
Negative working capital assumed	358	-	358	-
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	(9,311)	-	(9,311)	-
Acquisition of White Water Canyon:
Land, buildings, rides and equipment acquired	-	-	-	(11,796)
Negative working capital assumed	-	-	-	227
Net cash (for) investing activities	(56,786)	(40,260)	(91,946)	(124,905)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	41,689	23,300	76,489	67,981
Distributions paid to partners	(19,834)	(19,437)	(78,893)	(75,518)
Reduction of general partner interest	-	-	(1,000)	-
Repurchase of limited partnership units	(30,235)	-	(52,861)	(7,548)
Issuance of units for vested deferred compensation	-	-	8,858	-
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	27,613	-	27,613	-
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	9,311	-	9,311	-
Acquisition of White Water Canyon:
Borrowings on revolving credit loans	-	-	-	11,569
Net cash from (for) financing activities	28,544	3,863	(10,483)	(3,516)

CASH
Net increase for the period	8,890	7,997	862	138
Balance, beginning of period	2,519	2,550	10,547	10,409
Balance, end of period	$ 11,409	$ 10,547	$ 11,409	$ 10,547

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 5,207	$ 3,556	$ 24,087	$ 17,284
Interest capitalized	149	745	597	2,025
Cash payments for income taxes	1,276	870	7,505	7,838

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

JUNE 24, 2001 AND JUNE 25, 2000

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended June 24, 2001 and June 25, 2000 to accompany the quarterly results. Because amounts for the twelve months ended June 24, 2001 include actual 2000 peak season operating results, they may not be indicative of 2001 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended June 24, 2001 and June 25, 2000 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2000, which were included in the Form 10-K filed on March 30, 2001, except for the change described in Note 3 of these statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates six amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks located in Chula Vista, California, near San Diego, and Palm Springs, California; and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun. The Partnership also operates Knott's Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its five seasonal amusement parks, as well as its five water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its highest level of attendance during the third quarter of the year.

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

The Partnership only uses derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign exchange rates. The Partnership has entered into several interest rate swap agreements as a means of converting a portion of its variable rate bank debt into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to four years in maturity. The fair market value of all interest rate swap agreements, which was obtained from broker quotes, is included in other liabilities on the consolidated balance sheet as of June 24, 2001, and the changes in fair market value are reflected in other comprehensive income (loss) on the consolidated statement of partners' equity.

(4) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of June 24, 2001, the market price of the limited partnership units exceeded the exercise price of the vested variable priced unit options, resulting in a current period expense of $3.6 million, which is reflected as non-cash unit option expense on the consolidated statements of operations.

(5) Acquisitions:

Effective June 1, 2001, the Partnership acquired Michigan's Adventure amusement park, located near Muskegon, Michigan, for 1,250,000 unregistered limited partnership units valued at approximately $27.6 million. The park's assets, liabilities and results of operations since the acquisition date are included in the accompanying financial statements and the purchase price has been allocated to assets and liabilities based on their fair values at the date of acquisition.

On May 29, 2001, the Partnership acquired Oasis Water Park, which is located in Palm Springs, California, for a cash purchase price of $9.3 million. The purchase price has been allocated to assets and liabilities acquired based on their relative fair values at the date of acquisition, and the park's results of operations are included in these consolidated financial statements for the period following the acquisition.

(6) Repurchase of Limited Partnership Units:

On June 22, 2001, the Partnership reacquired 1,440,000 limited partnership units in a private transaction with Hunt Midwest Enterprises, Inc. The units were originally issued to Hunt Midwest in the Partnership's acquisition of Worlds of Fun and Oceans of Fun in 1995, and represented approximately a 2.7% equity interest in the Partnership. The units were repurchased at a price of approximately $21.00, while the Partnership's units closed at $22.67 on June 21, 2001.

(7) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	6/24/01	6/25/00	6/24/01	6/25/00
	(in thousands except per unit data)

Basic weighted average units outstanding	51,086	51,573	51,049	51,769
Effect of dilutive units:
Unit options	433	-	153	-
Deferred units	-	480	82	461
Contingent units - Knott's acquisition	-	-	-	20

Diluted weighted average units outstanding	51,519	52,053	51,284	52,250

Net income per unit - basic	$ .13	$ .36	$ 1.21	$ 1.55

Net income per unit - diluted	$ .13	$ .36	$ 1.21	$ 1.53

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Net revenues for the quarter ended June 24, 2001, decreased 4.5% to $123.7 million from $129.5 million in 2000, on a 5% decrease in combined attendance and a 2% increase in out-of-park revenues, including resort hotels. During this same period, in-park guest per capita spending increased 2-4% at the Partnership's amusement parks, but due to the mix of attendance, weighted average per capita spending remained relatively flat compared with last year.

Excluding depreciation and non-cash charges, total operating costs and expenses for the quarter increased 1% to $89.8 million, due to the recent acquisitions of Michigan's Adventure Amusement Park and Oasis Water Park. After depreciation and a $3.6 million ($.07 per unit) non-cash charge for unit options, operating costs totaled $106.3 million, and operating income decreased to $17.4 million from $28.8 million in 2000. Net income for the quarter, after higher interest expense resulting from acquisitions and large unit repurchases, was $6.6 million, or $.13 per limited partner unit, compared to $18.6 million, or $.36 per unit, a year ago.

The 2001 season has been a difficult one for several of the Partnership's parks. Cool temperatures and heavy rainfall during the early part of the season led to attendance shortfalls that the parks have been unable to recoup in spite of improved weather during most of June and July. Dorney Park has performed very well this season with the introduction of another world-class roller coaster, but attendance at the other parks has remained below our expectations. Combined attendance through the first seven months of the year is up 2% from last year, but excluding results from our two newest properties is down 3%.

The overall weakness in the economy is believed to be the most significant factor negatively impacting this year's results, particularly at Cedar Point. Over the past ten years, the Partnership has successfully developed Cedar Point into more of a multi-day resort destination featuring more than 1,400 hotel rooms. However, as a "destination" park, Cedar Point has become more susceptible to soft economic cycles, and the park has not been able to keep up with last year's pace, which benefited from the very successful debut of Millennium Force. Through the end of July, attendance at Cedar Point remained almost 9% behind last year, spread across virtually all segments of its market.

For the month of July, the Partnership's combined attendance increased 7%, due to the addition of its two newest parks. On a same-park basis, attendance was down slightly from July of 2000, and combined in-park guest per capita spending for the month was relatively flat due to aggressive promotions offered to address the soft early-season attendance at several of the parks.

Financial Condition and Liquidity:

The Partnership has available through April 2002 a $200 million revolving credit facility and has an additional $150 million revolving credit facility available through November 2001 to fund peak seasonal requirements. Borrowings under these credit facilities were $343.5 million as of June 24, 2001. Because of its very favorable interest rates, the Partnership has delayed replacing the $200 million facility until the last half of 2001; accordingly, borrowings under this facility must be shown as current liabilities as of June 24, 2001.

In July of 2001, the Partnership reached agreement with an institutional lender for the issuance of $50 million in 6.40% senior notes to refinance a portion of the revolving credit borrowings over an average period of five years.

Current assets and liabilities are at normal seasonal levels at June 24, 2001, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow. Seasonal cash flow and available credit facilities are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners through November of 2001, by which time new revolving credit facilities are expected to be completed.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

Effective June 1, 2001, the Partnership acquired all issued and outstanding stock of Michigan's Adventure, Inc., which owns and operates Michigan's Adventure amusement park, located near Muskegon, Michigan, in exchange for 1,250,000 unregistered limited partnership units valued at approximately $27.6 million. If any of the units are sold during the period beginning on May 31, 2002 through July 30, 2003 at a price below $18.00 per unit, the Partnership has agreed to pay the difference between the proceeds valued at $18.00 per unit and the actual proceeds received (as defined in the Contribution Agreement).

On June 22, 2001, the Partnership reacquired 1,440,000 limited partnership units in a private transaction with Hunt Midwest Enterprises, Inc. The units were originally issued to Hunt Midwest in the Partnership's acquisition of Worlds of Fun and Oceans of Fun in 1995, and represented approximately a 2.7% equity interest in the Partnership. The units were repurchased at a price of approximately $21.00, while the Partnership's units closed at $22.67 on June 21, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (4.01) - Contribution Agreement by and among Roger D. Jourden and Mary L. Jourden and the Registrant dated May 31, 2001. (All exhibits described in the Agreement have been omitted. Upon request, the Registrant will furnish to the Commission a copy of any omitted exhibits.)

Exhibit (20) - 2001 Second Quarter Press Release

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: August 8, 2001	Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (4.01) Contribution Agreement by and among Roger D. Jourden and Mary

L. Jourden and the Registrant dated May 31, 2001. 14

Exhibit (20) 2001 Second Quarter Press Release. 44