Form 10-Q
period 2001-09-30
CEDAR FAIR L P
filed 2001-11-14
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

November 9, 2001

50,513,599

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Index to Exhibits		13

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	9/30/01	12/31/00
ASSETS
Current Assets:
Cash	$ 6,078	$ 2,392
Receivables	21,505	5,270
Inventories	16,095	13,358
Prepaids	3,050	4,358
	46,728	25,378
Land, Buildings, Rides and Equipment:
Land	148,707	136,564
Land improvements	119,666	112,927
Buildings	248,844	238,446
Rides and equipment	494,955	466,545
Construction in progress	11,030	10,918
	1,023,202	965,400
Less accumulated depreciation	(252,475)	(236,481)
	770,727	728,919

Intangibles, net of amortization	10,571	9,846
	$ 828,026	$ 764,143
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Short-term borrowings	$ 43,950	$ 38,550
Current maturities of long-term debt	165,000	-
Accounts payable	29,724	16,562
Distribution payable to partners	20,732	19,837
Accrued interest	1,780	3,474
Accrued taxes	14,759	14,293
Accrued salaries, wages and benefits	17,040	9,776
Self-insurance reserves	11,992	10,156
Other accrued liabilities	4,869	1,376
	309,846	114,024

Other Liabilities	33,354	19,530

Long-Term Debt:
Revolving credit loans	-	200,000
Term debt	140,000	100,000
	140,000	300,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	134	110
Limited partners, 50,514 and 50,813 units outstanding at
September 30, 2001 and December 31, 2000, respectively	343,613	325,189
Limited partnership unit options	2,624	-
Accumulated other comprehensive loss	(6,835)	-
	344,826	330,589
	$ 828,026	$ 764,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Twelve months ended
	9/30/01	9/24/00	9/30/01	9/24/00

Net revenues:
Admissions	$ 147,410	$ 136,523	$ 243,010	$ 231,309
Food, merchandise and games	109,251	103,912	196,204	191,839
Accommodations and other	28,974	26,388	46,068	43,654
	285,635	266,823	485,282	466,802
Costs and expenses:
Cost of products sold	28,761	26,451	53,458	50,946
Operating expenses	86,969	80,443	209,608	201,958
Selling, general and administrative	28,337	23,996	60,653	54,182
Depreciation and amortization	21,424	18,961	42,937	38,027
Non-cash unit option expense (credit)	(3,111)	-	2,624	-
Non-recurring cost to terminate general partner fees	-	7,838	(11)	7,838
	162,380	157,689	369,269	352,951

Operating income	123,255	109,134	116,013	113,851
Interest expense	6,289	5,548	24,495	18,987

Income before taxes	116,966	103,586	91,518	94,864
Provision for taxes	9,720	9,107	16,854	16,061

Net income	107,246	94,479	74,664	78,803
Net income allocated to general partner	107	94	75	48
Net income allocated to limited partners	$ 107,139	$ 94,385	$ 74,589	$ 78,755

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	50,592	51,350	50,854	51,622
Net income per limited partner unit	$ 2.12	$ 1.84	$ 1.47	$ 1.53

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	50,925	51,673	51,092	52,072
Net income per limited partner unit	$ 2.10	$ 1.83	$ 1.46	$ 1.51

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)
					Accumulated
	Special	General	Limited		Other	Total
	L.P.	Partner's	Partners'	L.P. Unit	Comprehensive	Partners'
	Interests	Equity	Equity	Options	Loss	Equity

Balance at June 24, 2001	$ 5,290	$ 48	$259,758	$ 5,735	$ (4,466)	$266,365

Comprehensive income:

Net income	-	107	107,139	-	-	107,246

Other comprehensive loss on interest rate swap agreements:

Unrealized loss for the quarter	-	-	-	-	(2,369)	(2,369)

Total comprehensive income						104,877

Vested value of L.P. unit options	-	-	-	(3,111)	-	(3,111)

Units repurchased	-	-	(1,866)	-	-	(1,866)

Distribution declared
($.41 per limited partner unit)	-	(21)	(21,418)	-	-	(21,439)

Balance at September 30, 2001	$ 5,290	$ 134	$ 343,613	$ 2,624	$ (6,835)	$344,826

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	9/30/01	9/24/00	9/30/01	9/24/00
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$107,246	$ 94,479	$ 74,664	$ 78,803
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	21,424	18,961	42,937	38,027
Non-cash unit option expense (credit)	(3,111)	-	2,624	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in inventories	8,281	7,268	(1,319)	(1,415)
(Increase) in current and other assets	(4,689)	(794)	(2,298)	(1,293)
Increase (decrease) in accounts payable	(14,081)	(19,044)	3,998	(5,684)
Increase (decrease) in accrued taxes	5,508	(11,865)	1,259	(7,697)
Increase in self-insurance reserves	2,248	1,022	2,137	783
Increase (decrease) in other current liabilities	1,342	(2,944)	(1,052)	308
Increase (decrease) in other liabilities	(1,824)	8,947	6,655	9,050
Net cash from operating activities	122,344	96,030	129,605	110,882
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(11,550)	(15,537)	(51,049)	(110,224)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	-	-	(27,959)	-
Negative working capital assumed	-	-	358	-
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	-	-	(9,311)	-
Acquisition of White Water Canyon:
Land, buildings, rides and equipment acquired	-	-	-	(11,796)
Negative working capital assumed	-	-	-	227
Net cash (for) investing activities	(11,550)	(15,537)	(87,961)	(121,793)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(144,500)	(63,050)	(4,961)	86,231
Borrowings of term debt	50,000	-	50,000	-
Distributions paid to partners	(19,759)	(19,437)	(79,379)	(76,670)
Repurchase of limited partnership units	(1,866)	(11,897)	(42,817)	(19,445)
Issuance of units for vested deferred compensation	-	8,858	-	8,858
Reduction of general partner interest	-	(847)	-	(847)
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	-	-	27,613	-
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	-	-	9,311	-
Acquisition of White Water Canyon:
Borrowings on revolving credit loans	-	-	-	11,569
Net cash from (for) financing activities	(116,125)	(86,373)	(40,233)	9,696
CASH
Net increase (decrease) for the period	(5,331)	(5,880)	1,411	(1,215)
Balance, beginning of period	11,409	10,547	4,667	5,882
Balance, end of period	$ 6,078	$ 4,667	$ 6,078	$ 4,667

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 7,578	$ 7,590	$ 23,926	$ 18,838
Interest capitalized	68	130	535	2,155
Cash payments for income taxes	4,100	4,226	5,634	8,157

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full calendar year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended September 30, 2001 and September 24, 2000 to accompany the quarterly results. Because amounts for the twelve months ended September 30, 2001 include actual 2000 fourth quarter operating results, they may not be indicative of 2001 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended September 30, 2001 and September 24, 2000 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2000, which were included in the Form 10-K filed on March 30, 2001, except for the change described in Note 3 of these statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates six amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks located near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun. The Partnership also operates Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its five seasonal amusement parks, as well as its five water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its highest level of attendance during the third quarter of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures for its seasonal parks: (a) depreciation, advertising and certain other seasonal operating costs are expensed ratably during the operating season, including certain costs incurred prior to the season which are amortized over the season and (b) all other costs are expensed as incurred or ratably over the entire year.

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

The Partnership only uses derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign exchange rates. The Partnership has entered into several interest rate swap agreements as a means of converting a portion of its variable rate bank debt into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to four years in maturity. The fair market value of all interest rate swap agreements, which was obtained from broker quotes, is included in other liabilities on the consolidated balance sheet as of September 30, 2001, and the changes in fair market value are reflected in other comprehensive income (loss) on the consolidated statement of partners' equity.

(4) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of September 30, 2001, the market price of limited partnership units exceeded the exercise price of the vested variable-priced unit options, but by a lesser amount than at the end of the preceding quarter, resulting in a current period credit of $3.1 million, which is reflected as non-cash unit option expense (credit) on the consolidated statement of operations.

(5) Long-Term Debt:

In August 2001, the Partnership entered into a new note agreement for the issuance of $50 million in 6.40% senior notes to refinance a portion of our variable-priced revolving credit loans at favorable rates. The Partnership is required to make annual repayments of $10 million in August 2004 through August 2008 and may make prepayments with defined premiums.

(6) Acquisitions:

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

(7) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	9/30/01	9/24/00	9/30/01	9/24/00
	(in thousands except per unit data)

Basic weighted average units outstanding	50,592	51,350	50,854	51,622
Effect of dilutive units:
Unit options	333	-	238	-
Deferred units	-	323	-	440
Contingent units - Knott's acquisition	-	-	-	10

Diluted weighted average units outstanding	50,925	51,673	51,092	52,072

Net income per unit - basic	$ 2.12	$ 1.84	$ 1.47	$ 1.53

Net income per unit - diluted	$ 2.10	$ 1.83	$ 1.46	$ 1.51

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Net revenues for the quarter ended September 30, 2001, increased 7% to $285.6 million from $266.8 million in 2000, on a 9% increase in combined attendance, a 6% increase in out-of-park revenues, including resort hotels, and flat combined in-park guest per capita spending. During this same period, earnings before interest, taxes, depreciation and amortization, and non-recurring items (adjusted EBITDA) increased 4% to $141.6 million, before a non-cash accounting credit for unit option expense.

Excluding results from the Partnership's two newest properties, Michigan's Adventure and Oasis Water Park, net revenues for the quarter increased 3% on a 2% increase in combined attendance, a 6% increase in out-of-park revenues, and only a slight increase in in-park guest per capita spending, due to aggressive promotions offered to address soft early-season attendance at several of our parks. Adjusted EBITDA, excluding the acquired parks, was level with the third quarter of 2000.

Total operating costs and expenses for the quarter increased 10% to $144.1 million, excluding depreciation and non-cash or non-recurring charges, due in part to the Partnership's two new parks. After depreciation and a $3.1 million ($.06 per unit) non-cash credit for unit options, operating income increased 13% to $123.3 million from $109.1 million a year ago. Net income for the quarter, after higher interest expense resulting from acquisitions and large unit repurchases, increased 14% to $107.2 million, or $2.10 per limited partner unit, from $94.5 million, or $1.83 per unit, in 2000.

The 2001 season was a difficult one for several of the Partnership's parks, with the overall weakness in the economy being the most significant factor negatively impacting the year's results. Dorney Park performed very well this season with the introduction of another world-class roller coaster, but attendance at the Partnership's other parks remained below expectations. Through the first nine months of the year, combined attendance was up 3% from 2000, but excluding results from the Partnership's two newest properties was down 2%. Over this same nine-month period, guest per capita spending remained relatively flat and out-of-park revenues increased 5%.

In the weeks that followed the terrorist attacks of September 11, attendance at the Partnership's parks was understandably below normal levels, although the effect on third-quarter results was not significant, with the peak season already concluded at the Partnership's seasonal parks, and only Knott's Berry Farm open on a daily basis at that time of the year. In October, attendance at the parks' popular Halloween events began to improve, including attendance at Knott's Berry Farm, which represents the largest portion of the Partnership's fourth quarter revenues. For the month, combined attendance was relatively flat with last year, and based on this, management expects to see no material impact on fourth quarter or full-year results.

Security efforts at the Partnership's parks were immediately increased after September 11 and those measures will continue in the future. Management does not expect the impact of increased security at the parks to be material to the Partnership's overall results. In addition, although the insurance market has hardened considerably since September 11, the Partnership was able to renew coverage at adequate levels for next year, with premium increases kept to a manageable level.

Financial Condition and Liquidity:

The Partnership has available through April 2002 a $200 million revolving credit facility and has an additional $25 million revolving credit facility available through November 2001 to fund seasonal requirements. Borrowings under these credit facilities were $199.0 million as of September 30, 2001. Because of their favorable terms, the Partnership has delayed replacing these credit facilities until the last quarter of 2001; accordingly, borrowings under both facilities must be shown as current liabilities as of September 30, 2001.

The Partnership is in the process of finalizing an agreement with its bank group and expects to have a new 3-year revolving credit facility in place by the end of the year. Management expects the new credit facility will carry somewhat higher rates than the previous credit facilities, but does not expect the impact on interest expense to be material. The total amount of credit available to the Partnership from all sources is expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.

Current assets and liabilities are at normal seasonal levels at September 30, 2001, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (10.1) - Senior Series C Notes issued pursuant to the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008.

Exhibit (20) - 2001 Third Quarter Press Release

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: November 14, 2001	Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (10.1) Senior Series C Notes issued pursuant to the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28,

1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. 14

Exhibit (20) 2001 Third Quarter Press Release. 26