Form 10-K
period 2001-12-31
CEDAR FAIR L P
filed 2002-04-01
CIK 811532

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on January 31, 2002 of $24.29 per unit was approximately $1,165,000,000.

Number of Depositary Units representing limited partner interests outstanding as of January 31, 2002: 50,513,599.

*********************************

The Exhibit Index is located at Page 36

Page 1 of 255 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Cedar Fair, L.P. and its affiliated companies (the "Partnership") is a publicly traded Delaware limited partnership managed by Cedar Fair Management Company, an Ohio corporation owned by members of the Partnership's executive management (the "General Partner").

The Partnership owns and operates six amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates separate-gated water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun. All principal rides and attractions at the parks are owned and operated by the Partnership and its affiliated companies. The Partnership also operates Camp Snoopy, a 7-acre indoor amusement park at the Mall of America in Bloomington, Minnesota, under a management contract that expires in 2012.

The Partnership's five seasonal parks are generally open daily from 9:00 a.m. to 7:00-12:00 p.m. from early May until Labor Day, after which they are open during weekends in September and, in some cases, October. As a result, virtually all of the operating revenues of these parks are derived during an approximate 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 6:00-12:00 p.m. on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions with the exception of RipCord, go-kart tracks, miniature golf and rock climbing attractions at several of the parks.

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

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for four consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Flint, Saginaw and Youngstown, include approximately 15 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Wicked Twister," the world's tallest and fastest "double-impulse" roller coaster, which is scheduled to open in 2002; "Millennium Force," a 310-foot-tall, world-record-breaking roller coaster; "Magnum XL-200," "Raptor," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; and "Snoopy Rocks! On Ice," a family-oriented ice show featuring Snoopy and the other "PEANUTS" characters, which is scheduled to open in June of 2002. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Located adjacent to the park is "Soak City" water park, an extra-charge attraction that features more than 20 water rides and attractions, including "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool, as well as food and merchandise shops. "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and two go-kart tracks, is also located adjacent to the park.

Cedar Point also owns and operates four hotel facilities. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's restaurant. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. The park's only year-round hotel is the Radisson Harbour Inn, a 237-room full-service hotel with a pool and meeting/banquet facilities, located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant.

Cedar Point also owns and operates the Cedar Point Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for over 650 boats, including floating docks and full guest amenities. Camper Village includes campsites for approximately 225 recreational vehicles and Lighthouse Point, an upscale camping area designed in a nautical New England style, which features 50 lakefront cottages, 10 cabins and 59 full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 3,100 of the park's approximately 4,000 seasonal employees.

KNOTT'S BERRY FARM

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourism population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Xcelerator," a new world-class roller coaster scheduled to open in 2002; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located just outside the park's gates and is available free of charge.

The park is also renowned for its seasonal events, including a special Christmas promotion, "Knott's Merry Farm," and a Halloween event called "Knott's Scary Farm," which celebrated its 29th year in 2001 and is widely acknowledged as one of the best in the industry.

Adjacent to the park is "Knott's Soak City-Orange County," an extra-charge seasonal water park that features 21 separate water rides and attractions, including 16 high-speed water slides, a wave pool, a lazy river, a children's activity area, food and merchandise shops, and a second story sundeck available for public dining and catered events. Just south of San Diego in Chula Vista, California is another Cedar Fair water park, "Knott's Soak City -San Diego," which offers its guests more than 20 water rides and attractions, including 16 water slides, a wave pool and a children's activity area, as well as food and merchandise shops. In May of 2001, the Partnership acquired Oasis Water Park located in Palm Springs, California, which is being renamed "Knott's Soak City-Palm Springs" for the 2002 season. This 16-acre seasonal water park offers more than 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.

Knott's Berry Farm also owns and operates the Radisson Resort Hotel, a 320-room, full-service hotel with a pool, tennis courts and meeting/banquet facilities, located adjacent to the park.

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

Dorney Park features more than 50 rides and attractions, including "Talon," one of the tallest and fastest inverted roller coasters in the world; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest roller coasters in the world; five additional roller coasters; "White Water Landing," one of the world's tallest water flume rides featuring a guest splash basin; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; live musical shows featuring talented college students; an antique Dentzel carousel carved in 1921; and an extra-charge attraction called "SkyScraper," which stands 85 feet tall and spins passengers seated at opposite ends of a long vertical arm at speeds of more than 50 mph. Included in the price of admission is "Wildwater Kingdom," one of the largest water parks in the United States, which features twelve water slides, including the "Pepsi Aquablast," one of the longest elevated water slides in the world, a giant wave pool and two children's activity areas. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

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

Valleyfair offers more than 35 rides and attractions, including "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "Berenstain Bear Country," which is an indoor/outdoor children's activity area; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area which includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas. Admission to "Whitewater Country" water park is included in admission to the amusement park.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 50 rides and attractions, including "Boomerang," a 12-story-tall steel roller coaster; "Mamba," one of the tallest and fastest roller coasters in the world; "Timber Wolf," a world-class wooden roller coaster; two additional roller coasters; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up its twin-tower structure; "Camp Snoopy," a family play-land featuring the popular "PEANUTS" comic strip characters; "RipCord," an extra-charge attraction which lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; and live musical shows. In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Oceans of Fun, which requires a separate admission fee, is located adjacent to Worlds of Fun and features a wide variety of water attractions including "Hurricane Falls," a large water slide raft ride; "The Typhooon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle," as well as food and merchandise shops.

MICHIGAN'S ADVENTURE

Michigan's Adventure, which was acquired by the Partnership in late May of 2001, is the largest amusement park in Michigan. Located near Muskegon, Michigan, the park serves a total market area of approximately five million people, principally from central and western Michigan and eastern Indiana.

Michigan's Adventure offers guests more than 40 rides and attractions, including "Shivering Timbers," one of the world's highest rated wooden roller coasters; the "Wolverine Wildcat" wooden coaster; four additional roller coasters; the "Giant Gondola Wheel," an eight-story-tall Ferris wheel; "Adventure Falls" water ride; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall, which is scheduled to open in 2002; and "Wild Water Adventure," a water park featuring more than 20 water rides and attractions, including two wave action pools, a surf pool, a 612-foot-long water slide adventure, the "Mineshaft" inner tube ride and a lazy river. Admission to "Wild Water Adventure" water park is included in admission to the amusement park.

WORKING CAPITAL AND CAPITAL EXPENDITURES

The Partnership carries significant receivables and inventories of food and merchandise during the operating season. Seasonal working capital needs are met with a revolving credit facility.

The Partnership believes that annual park attendance is influenced to some extent by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, just prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar yearend.

COMPETITION

In general, the Partnership competes with all phases of the recreation industry within its primary market areas of Cleveland, Detroit, Los Angeles, San Diego, Philadelphia, New Jersey, Minneapolis-St. Paul, and Kansas City, including several other amusement/theme parks in the Partnership's market areas. The Partnership's business is subject to factors generally affecting the recreation and leisure market, such as economic conditions, changes in discretionary spending patterns and weather conditions.

In Cedar Point's major markets, its primary amusement park competitors are Six Flags Worlds of Adventure near Cleveland and Paramount Kings Island in southern Ohio.

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

Michigan's Adventure competes in northern Indiana with Six Flags Great America, which is located approximately 250 miles away in Gurnee, Illinois, and with Cedar Point.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point, Knott's Berry Farm, Dorney Park, Worlds of Fun and Michigan's Adventure, by state ride-safety inspectors.

EMPLOYEES

The Partnership has approximately 1,400 full-time employees. During the operating season, Cedar Point, Dorney Park, Valleyfair, Worlds of Fun and Michigan's Adventure have approximately 4,000, 1,500, 1,800, 2,000 and 900 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 3,000 seasonal employees for peak periods and 1,200 part-time employees who work year-round. Approximately 3,100 of Cedar Point's seasonal employees and 500 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

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

Knott's Berry Farm is situated on approximately 160 acres, virtually all of which have been developed. Knott's Soak City-San Diego is located on 65 acres, of which 33 acres have been developed and 32 acres remain available for future expansion. Knott's Soak City-Palm Springs is located on 21 acres, of which 16 acres have been developed and 5 acres remain available for future expansion.

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

Michigan's Adventure is situated on approximately 250 acres, of which 100 acres have been developed and 150 acres remain available for future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of January 31, 2002, there were approximately 10,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,000 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:
2001	Distribution	High	Low
4th Quarter	$.410	$25.00	$18.69
3rd Quarter	.410	22.99	17.80
2nd Quarter	.390	23.50	19.70
1st Quarter	.390	22.25	17.95
2000	Distribution	High	Low
4th Quarter	$.390	$19.50	$17.63
3rd Quarter	.390	19.63	17.44
2nd Quarter	.375	20.69	18.38
1st Quarter	.375	20.88	17.50

ITEM 6. SELECTED FINANCIAL DATA.
For the years ended December 31,
2001(1)		2000(2)	1999	1998	1997(3)
(In thousands except per unit and per capita amounts)

Operating Data
Net revenues	$477,256	$472,920	$438,001	$419,500	$264,137
Operating income	98,557	115,516	116,755	112,608	76,303
Income before taxes	74,414	94,159	101,384	97,948	68,458
Net income	57,894	77,806	85,804	83,441	68,458
Per limited partner unit (7)	1.13	1.50	1.63	1.58	1.47

Financial Position
Total assets	$810,231	$764,143	$708,961	$631,325	$599,619
Working capital (deficit)	(69,832)	(88,646)	(62,375)	(56,264)	(40,472)
Long-term debt	373,000	300,000	261,200	200,350	189,750
Partners' equity	308,250	330,589	349,986	341,991	285,381

Distributions declared
Per limited partner unit	$1.60	$1.53	$1.425	$1.29	$1.265

Other Data
Depreciation and amortization	$42,486	$39,572	$35,082	$32,065	$21,528
Adjusted EBITDA (8)	152,704	162,915	151,837	144,673	97,831
Capital expenditures	47,801	93,487	80,400	68,055	44,989
Combined attendance (9)	11,890	11,703	11,224	11,450	7,405
Combined guest per capita spending (10)	$34.41	$34.75	$33.72	$32.38	$31.38

	For the years ended December 31,
	1996	1995(4)	1994	1993(5)	1992(6)
(In thousands except per unit and per capita amounts)

Operating Data
Net revenues	$250,523	$218,197	$198,358	$178,943	$152,961
Operating income	81,121	73,013	68,016	57,480	49,111
Income before taxes	74,179	66,136	62,825	61,879	42,921
Net income	74,179	66,136	62,825	61,879	42,921
Per limited partner unit (7)	1.59	1.45	1.40	1.38	0.98

Financial Position
Total assets	$304,104	$274,717	$223,982	$218,359	$209,472
Working capital (deficit)	(27,511)	(27,843)	(25,404)	(22,365)	(19,028)
Long-term debt	87,600	80,000	71,400	86,800	89,700
Partners' equity	169,994	151,476	115,054	99,967	81,333

Distributions declared
Per limited partner unit	$1.20	$1.1375	$1.0625	$0.9625	$0.8625

Other Data
Depreciation and amortization	$19,072	$16,742	$14,960	$14,473	$12,421
EBITDA (8)	100,193	89,755	82,976	71,953	61,532
Capital expenditures	30,239	28,520	19,237	23,813	15,934
Combined attendance (9)	7,445	6,783	6,148	5,761	5,049
Combined guest per capita spending (10)	$30.59	$29.07	$29.23	$27.94	$27.21

NOTE 1 - The 2001 operating results include non-cash accounting charges for unit options granted to employees in prior years. In addition, operating results for Michigan's Adventure and Oasis Water Park are included for the periods subsequent to their respective acquisition dates in 2001.

NOTE 2 - The 2000 operating results include a non-recurring cost to terminate general partner fees of $7.8 million, or $0.15 per unit.

NOTE 3 - Knott's Berry Farm is included in 1997 data only for the three days subsequent to its acquisition on December 29, 1997.

NOTE 4 - Worlds of Fun/Oceans of Fun is included in 1995 data for the period subsequent to its acquisition on July 28, 1995.

NOTE 5 - The 1993 operating results include a non-recurring credit for deferred taxes of $11.0 million, or $0.25 per unit.

NOTE 6 - Dorney Park & Wildwater Kingdom is included in 1992 data for the period subsequent to its acquisition on July 21, 1992.

NOTE 7 - Net income per limited partner unit is computed based on the weighted average number of units outstanding and equivalents outstanding - assuming dilution.

NOTE 8 - Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, and non-cash and non-recurring costs.

NOTE 9 - Combined attendance includes attendance figures from the six amusement parks and the five separate-gated water parks.

NOTE 10 - Combined guest per capita spending includes all amusement park, water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.
	For the years ended December 31,
	2001	2000	1999

Net revenues:
Admissions	50.2%	49.9%	49.7%
Food, merchandise and games	40.4%	41.1%	42.1%
Accommodations and other	9.4%	9.0%	8.2%
Total net revenues	100.0%	100.0%	100.0%

Costs and expenses:
Operating costs and expenses	68.0%	65.6%	65.3%
Depreciation and amortization	8.9%	8.3%	8.0%
Total costs and expenses	76.9%	73.9%	73.3%

Operating income before non-cash and non-recurring costs	23.1%	26.1%	26.7%
Non-cash and non-recurring costs	2.4%	1.7%	-
Operating income	20.7%	24.4%	26.7%

Interest expense	5.1%	4.5%	3.5%
Provision for taxes	3.5%	3.5%	3.6%
Net income	12.1%	16.4%	19.6%

Selective Statistical Information:
Amusement park attendance (in thousands)	10,588	10,553	10,600
Amusement park per capita spending	$ 36.28	$ 36.45	$ 34.58
Water park attendance (in thousands)	1,302	1,150	624
Water park per capita spending	$ 19.13	$ 19.22	$ 19.24

Business Overview

The Partnership generates its revenues primarily from sales of (1) admission to its parks, (2) food, merchandise and games inside its parks, and (3) hotel rooms, food and other attractions outside its parks. The Partnership's principle costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance. The fixed nature of these costs makes attendance a key factor in the profitability of each park. Results of operations for 2001 include the results of Oasis Water Park and Michigan's Adventure since their acquisition in late May of 2001.

Results of Operations

Net revenues for the year ended December 31, 2001 were $477.3 million, a 1% increase over the year ended December 31, 2000. This followed an 8% increase in 2000, when revenues rose to $472.9 million from $438.0 million in 1999. Net revenues for 2001 reflect a 2% increase in combined attendance across the eleven properties (to 11.9 million from 11.7 million in 2000) and a 4% increase in out-of-park revenues, offset somewhat by a 1% decrease in combined in-park guest per capita spending. In-park spending was relatively flat in 2001, due to more aggressive promotions offered during the year at several of the parks, as well as the mix of attendance among the parks. On a same park basis, net revenues decreased 2% between years, on a 4% increase in out-of-park revenues, a slight increase in combined in-park guest per capita spending, and a 3% decrease in combined attendance.

In 2001, the contribution of Michigan's Adventure, along with a record year at Dorney Park, offset attendance declines at the Partnership's other four parks resulting from the weak economy and the lack of a major new attraction. Much improved weather, together with the very successful debut of Talon, contributed to Dorney's record performance. Combined attendance at the six amusement parks finished the year at 10.6 million, up slightly from 2000. Meanwhile, combined attendance at the Partnership's five water parks increased 13% to 1.3 million guests, in part due to the contribution of Oasis Water Park.

In 2000, attendance increases at Cedar Point and Valleyfair nearly offset an attendance decline at Dorney Park caused by very poor weather throughout much of the season, and combined attendance at the five amusement parks finished the year at 10.6 million, almost even with 1999. Meanwhile, combined attendance at the Partnership's four water parks nearly doubled to 1.2 million, with the two new California water parks accounting for the increase. Combined guest per capita spending in 2000 increased 3%.

Operating costs and expenses, excluding depreciation, amortization and non-cash or non-recurring charges, increased 5% to $324.6 million in 2001 from $310.0 million in 2000 and $286.2 million in 1999, largely due to the inclusion of the daily operations of Michigan's Adventure and Oasis Water Park in 2001, and the new Breakers Express Hotel and two new California water parks in 2000. The consolidated EBITDA margin declined to 32.0% from 34.4% in 2000 and 34.7% in 1999, largely due to the acquisition of several lower-margin operations in recent years.

In connection with the termination of the prior general partner fee and executive compensation systems in 2000, 2.3 million variable-price unit options were granted to senior management. These options must be "marked to market" over their vesting period (see Note 5). After depreciation, amortization and an $11.7 million non-cash accounting charge for these unit options, operating income in 2001 decreased 15% to $98.6 million, following a 1% decrease in 2000 and a 4% increase in 1999.

Operating results in the current year were significantly impacted by the $11.7 million non-cash charge, and in 2000 by $7.8 million of non-recurring costs incurred in eliminating the Partnership's previous general partner fee and executive compensation systems. Excluding these charges, operating income decreased 11% from $123.3 million to $110.2 million in 2001, principally the result of decreases in attendance at the Partnership's two largest parks. In 2000, operating income, before non-recurring costs, increased 6% as the result of increases in guest per capita spending at each of the parks and additional revenues generated by two new California water parks and a new hotel at Cedar Point.

Net income for 2001, after the $11.7 million, or $.23 per unit, non-cash charge and higher interest expense, decreased to $57.9 million compared to $77.8 million in 2000 and $85.8 million in 1999. In 2001, interest expense rose due to increased borrowings from recent acquisitions and large unit repurchases under the Partnership's unit buy-back program.

For 2002, the Partnership plans to invest approximately $42 million in capital improvements at its eleven properties, including the addition of a double-impulse roller coaster, called Wicked Twister, and a PEANUTS-themed family ice show at Cedar Point; and the construction of the 205-foot-tall Xcelerator roller coaster at Knott's Berry Farm. The Partnership is optimistic that these investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in the parks' market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude management from anticipating significant long-term increases in attendance at the parks. Historically, Cedar Fair has been able to improve its profitability by continuing to make substantial investments in its parks and resort facilities. This has enabled the Partnership to maintain consistently high attendance levels, as well as steady increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

Impact of September 11, 2001

In the weeks that followed the terrorist attacks of September 11, attendance at the Partnership's parks was understandably below normal levels, although the effect on full-year results was not significant, with the peak season already concluded at the its seasonal parks and only Knott's Berry Farm open on a daily basis. Security efforts at the parks were immediately increased after September 11 and those measures will continue into the future. Management does not expect the cost of increased security at the parks to be material to the Partnership's overall results. In addition, although the insurance market hardened considerably following September 11, the Partnership was able to renew coverage at adequate levels for 2002, with premium increases kept to a manageable level.

Partnership Financial Condition

The Partnership ended 2001 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.6 at December 31, 2001 is the result of the Partnership's highly seasonal business and careful management of cash flow. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required. The Partnership has no significant off-balance sheet financing arrangements.

In 2001, cash generated from operations totaled $125.0 million and new term loan borrowings totaled $50.0 million. The Partnership used $47.8 million for capital expenditures, $80.2 million for distributions to the general and limited partners, $32.3 million to repurchase limited partnership units and $14.9 million to pay down revolving credit borrowings. Distributions in 2002, at the current annual rate of $1.64 per unit, would total approximately $83 million, 3% higher than the distributions paid in 2001.

The Partnership has $150 million of fixed-rate term debt and commitments for another $100 million in place (see Note 9), as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $233 million as of December 31, 2001, of which $125 million has been converted to fixed-rate obligations for a period of 1-4 years by use of interest rate swap agreements. Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Public Accountants

To the Partners of Cedar Fair, L.P.: We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 4 to the financial statements, effective January 1, 2001, the Partnership changed its method of accounting for derivative financial instruments.

ARTHUR ANDERSEN LLP

Cleveland, Ohio,

January 23, 2002 (except with respect to the matter discussed in Note 9, as to which the date is February 8, 2002).

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

For the years ended December 31,	2001	2000	1999

Net Revenues:
Admissions	$ 239,762	$ 236,145	$ 217,499
Food, merchandise and games	192,768	194,245	184,190
Accommodations and other	44,726	42,530	36,312
	477,256	472,920	438,001
Costs and Expenses:
Cost of products sold	52,425	51,758	49,404
Operating expenses	211,833	203,680	185,907
Selling, general and administrative	60,294	54,567	50,853
Depreciation and amortization	42,486	39,572	35,082
Non-cash unit option expense	11,661	-	-
Non-recurring cost to terminate
general partner fees	-	7,827	-
	378,699	357,404	321,246
Operating Income	98,557	115,516	116,755
Interest Expense	24,143	21,357	15,371
Income Before Taxes	74,414	94,159	101,384
Provision for Taxes	16,520	16,353	15,580
Net Income	$ 57,894	$ 77,806	$ 85,804
Net Income Allocated to General Partner	58	78	429
Net Income Allocated to Limited Partners	$ 57,836	$ 77,728	$ 85,375

Earnings per limited partner unit:
Weighted average limited partner units outstanding - basic	50,745	51,369	51,928
Net income per limited partner unit - basic	$ 1.14	$ 1.51	$ 1.64

Weighted average limited partner units and equivalents outstanding - diluted	51,113	51,679	52,390
Net income per limited partner unit - diluted	$ 1.13	$ 1.50	$ 1.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2001	2000
ASSETS
Current Assets:
Cash	$ 2,280	$ 2,392
Receivables	4,715	5,270
Inventories	14,116	13,358
Prepaids	5,757	4,358
Total current assets	26,868	25,378
Land, Buildings, Rides and Equipment:
Land	148,742	136,564
Land improvements	122,411	112,927
Buildings	249,786	238,446
Rides and equipment	495,241	466,545
Construction in progress	12,988	10,918
	1,029,168	965,400
Less accumulated depreciation	(257,250)	(236,481)
	771,918	728,919
Intangibles, net of amortization	11,445	9,846
	$ 810,231	$ 764,143
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Short-term borrowings	$ -	$ 38,550
Current maturities of long-term debt	10,000	-
Accounts payable	21,206	16,562
Distribution payable to partners	20,732	19,837
Accrued interest	4,398	3,474
Accrued taxes	15,368	14,293
Accrued salaries, wages and benefits	11,158	9,776
Self-insurance reserves	11,500	10,156
Other accrued liabilities	2,338	1,376
Total current liabilities	96,700	114,024

Other Liabilities	32,281	19,530
Long-Term Debt:
Revolving credit loans	233,000	200,000
Term debt, less current portion	140,000	100,000
	373,000	300,000

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	85	110
Limited partners, 50,514 and 50,813 units outstanding as of
December 31, 2001 and 2000, respectively	297,397	325,189
Limited partnership unit options	11,661	-
Accumulated other comprehensive loss	(6,183)	-
	308,250	330,589
	$ 810,231	$ 764,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the years ended December 31,	2001	2000	1999

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$57,894	$77,806	$ 85,804
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	42,486	39,572	35,082
Non-cash unit option expense	11,661	-	-
Change in assets and liabilities, net of effects from acquisitions
(Increase) in inventories	(274)	(1,407)	(1,661)
Decrease (increase) in current and other assets	(2,760)	1,894	(1,789)
Increase (decrease) in accounts payable	4,146	(5,001)	4,384
Increase (decrease) in accrued taxes	926	(5,883)	1,220
Increase in self-insurance reserves	1,344	785	1,197
Increase (decrease) in other current liabilities	2,977	(1,963)	284
Increase (decrease) in other liabilities	6,568	8,314	(537)
Net cash from operating activities	124,968	114,117	123,984
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(47,801)	(93,487)	(80,400)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	(27,959)	-	-
Negative working capital assumed	358	-	-
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	(9,311)	-	-
Acquisitions of Buena Park Hotel and White Water Canyon:
Land, buildings, rides and equipment acquired	-	-	(29,026)
Negative working capital assumed	-	-	21
Net cash (for) investing activities	(84,715)	(93,487)	(109,405)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(14,861)	77,350	31,845
Term debt borrowings	50,000	-	-
Distributions paid to partners	(80,163)	(77,518)	(72,485)
Repurchase of limited partnership units	(32,267)	(26,566)	(3,443)
Reduction of general partner interest	-	(1,000)	-
Issuance of units for vested deferred compensation	-	8,858	-
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 limited partnership units	27,613	-	-
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	9,311	-	-
Acquisitions of Buena Park Hotel and White Water Canyon:
Borrowings on revolving credit loans	-	-	29,005
Net cash (for) financing activities	(40,365)	(18,876)	(15,078)
CASH
Net increase (decrease) for the period	(112)	1,754	(499)
Balance, beginning of period	2,392	638	1,137
Balance, end of period	$ 2,280	$ 2,392	$ 638
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$23,219	$20,672	$15,736
Interest capitalized	551	1,839	400
Cash payments for income taxes	7,409	7,127	14,360

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands except unit and per unit amounts)
For the years ended December 31,	2001	2000	1999

SPECIAL L.P. INTERESTS	$ 5,290	$ 5,290	$ 5,290
GENERAL PARTNER'S EQUITY
Beginning balance	110	549	492
Net income	58	78	429
Partnership distributions declared	(83)	(78)	(372)
Reduction of general partner interest	-	(439)	-
	85	110	549

LIMITED PARTNERS' EQUITY
Beginning balance	325,189	344,147	336,209
Net income	57,836	77,728	85,375
Partnership distributions declared	(80,974)	(78,417)	(73,994)
(2001 - $1.60; 2000 - $1.53;
1999 - $1.425 per limited partner unit)
Repurchase of limited partnership units	(32,267)	(26,566)	(3,443)
(2001 - 1,549,600; 2000 - 1,474,447;
1999 - 182,335 per limited partner unit)
Issuance of 1,250,000 limited partnership units	27,613	-	-
for acquisition of Michigan's Adventure
Issuance of 489,798 units for vested
deferred compensation	-	8,858	-
Reduction of general partner interest	-	(561)	-
	297,397	325,189	344,147

L.P. UNIT OPTIONS
Beginning balance	-	-	-
Vested value of limited partnership unit options	11,661	-	-
	11,661	-	-

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	-	-	-
Cumulative effect of change in accounting
as of January 1, 2001	(1,239)	-	-
Unrealized loss on interest rate swap agreements	(4,944)	-	-
	(6,183)	-	-

Total Partners' Equity	$308,250	$330,589	$349,986

SUMMARY OF COMPREHENSIVE INCOME
Net income	$ 57,894	$ 77,806	$ 85,804
Other comprehensive loss on interest rate swaps	(6,183)	-	-
Total Comprehensive Income	$ 51,711	$ 77,806	$ 85,804

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's General Partner is Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "General Partner"). The General Partner owns a 0.1% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2001, there were 50,513,599 outstanding limited partnership units registered on The New York Stock Exchange, net of 1,276,584 units held in treasury. The 1,250,000 limited partnership units issued in 2001 in connection with the acquisition of Michigan's Adventure, as discussed in Note 8, have not been registered with the Securities and Exchange Commission, and are subject to certain trading restrictions.

In August 2000, the Partnership obtained approval at a special meeting of its limited partners to revise its general partner fee and executive compensation systems, retroactive to January 1, 2000. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.9% interest in income, losses and cash distributions of the Partnership, compared with a 99.5% interest in prior periods. The Partnership Agreement was also amended to eliminate the fees paid by the Partnership to the General Partner, retroactive to January 1, 2000. In previous years the General Partner earned a fee equal to .25% of the Partnership's net revenues, as defined, and also earned incentive compensation when quarterly distributions exceeded certain levels as defined in the Partnership Agreement. The General Partner earned approximately $7.5 million of total fees in 1999 under prior arrangements.

In connection with terminating the prior general partner fee and executive compensation systems, non-recurring costs totaling approximately $7.8 million were incurred by the Partnership in 2000. In addition, all deferred limited partnership units outstanding under the prior compensation program were immediately vested and issued to senior management. The General Partner was also paid $1.0 million to reduce its interest in the Partnership to 0.1% effective January 1, 2000.

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

Principles of Consolidation The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

Inventories The Partnership's inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

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

The weighted average useful lives combining both methods are approximately:

Land improvements	24 Years
Buildings	30 Years
Rides	20 Years
Equipment	10 Years

Goodwill is amortized on a straight-line basis over a 40-year period at approximately $300,000 per year.

Segment Reporting The Partnership is in the single business of operating amusement and water parks with accompanying resort facilities.

Income Taxes Because of its legal structure, the Partnership is not subject to regular corporate income taxes; rather, the Partnership's tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P, with new taxes levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded provisions of $16.5 million, $16.4 million and $15.6 million for these federal and state taxes in 2001, 2000 and 1999, respectively.

Unit-Based Compensation The Partnership accounts for unit options and other unit-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Earnings Per Unit The Partnership has presented earnings per unit amounts for all periods to conform with Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2001	2000	1999
(In thousands except per unit data)
Basic weighted average units outstanding	50,745	51,369	51,928
Effect of dilutive units:
Unit options	368	-	-
Deferred units	-	310	422
Contingent units - Knott's acquisition	-	-	40
Diluted weighted average units outstanding	51,113	51,679	52,390
Net income per unit - basic	$1.14	$1.51	$1.64
Net income per unit - diluted	$1.13	$1.50	$1.63

(3) Long- Term Debt:

At December 31, 2001 and 2000, long-term debt consisted of the following:

	2001	2000
(In thousands)
Revolving credit loans	$ 233,000	$ 200,000
Term debt	140,000	100,000
	$ 373,000	$ 300,000

Revolving Credit Loans In November 2001, the Partnership entered into a new credit agreement with eight banks under which it has available a $275 million revolving credit facility through November 2004. Borrowings under this credit facility were $233.0 million as of December 31, 2001, at an average interest rate of 2.8%. The maximum outstanding revolving credit balance during 2001 was $346.6 million under the prior credit facility.

Borrowings under the new agreement bear interest at LIBOR plus 0.775% per annum, with other favorable rate options. The agreement requires the Partnership to pay a commitment fee of up to 0.225% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $551,000, $1,839,000 and $400,000 on such projects was capitalized in 2001, 2000 and 1999, respectively.

Term Debt The Partnership has outstanding $50 million in senior notes with an interest rate of 8.43%, which require annual repayments of $10 million in August 2002 through August 2006. At December 31, 2001, $10 million is classified as a current liability under the terms of the agreement.

The Partnership borrowed another $50 million in senior notes at an interest rate of 6.68%, which require annual repayments of $10 million in August 2007 through August 2011.

In August 2001, the Partnership entered into a third note agreement for the issuance of an additional $50 million in 6.40% senior notes to refinance a portion of its limited partnership unit repurchase program. These notes require annual repayments of $10 million in August 2004 through August 2008.

The fair value of the aggregate future repayments on term debt at December 31, 2001, as required by SFAS No.107, would be approximately $158.8 million, applying a discount rate of 6.0%. The Partnership may make prepayments on any of these notes with defined premiums

Covenants Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of partners' equity, and comply with certain cash flow, interest coverage, and debt to net worth levels. The Partnership was in compliance with these covenants as of December 31, 2001.

(4) Derivative Financial Instruments:

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

In 2000, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate bank debt into fixed-rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from one to four years in maturity. At December 31, 2001, the Partnership had outstanding interest rate swap agreements with notional amounts totaling $125 million, at an average rate of 5.71%. The fair market value of all interest rate swap agreements, which was obtained from broker quotes, was a net liability of $6.2 million at December 31, 2001.

(5) Partners' Equity:

Special L.P. Interests In accordance with the Partnership Agreement, certain partners were allocated $5.3 million of 1987 and 1988 taxable income (without any related cash distributions) for which they received Special L.P. Interests. The Special L.P. Interests do not participate in cash distributions and have no voting rights. However, the holders of Special L.P. Interests will receive in the aggregate $5.3 million upon liquidation of the Partnership.

Unit Options In August 2000, the Partnership's unitholders approved the establishment of a new Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as an element of compensation to senior management and other key employees, including the grant of 2,330,000 unit options, with a variable exercise price, in connection with the termination of the Partnership's general partner fee and executive compensation systems. As of December 31, 2001, the Partnership has granted 2,328,700 variable options outstanding and 478,600 fixed options outstanding under the plan. All options vest over a five-year period and have a maximum term of ten years. The variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units.

Under APB Opinion No. 25, the variable-price options must be "marked to market" over their vesting period when their exercise price is lower than the market price of limited partnership units. As of December 31, 2001, the weighted average exercise price of the outstanding variable-price options was $17.26, and approximately $11.7 million in non-cash compensation expense, with an offsetting credit to partners' equity, has been recognized in the accompanying consolidated financial statements. No compensation expense was recognized in 2000, as the exercise price of the variable-price options was higher than the market price of the limited partnership units at yearend.

Had compensation expense for the plans been determined using the estimated fair value of option grants under SFAS No.123, "Accounting for Stock-Based Compensation," the Partnership's net income and earnings per unit would have been the following pro forma amounts:

Years Ended December 31,		2001	2000
(In thousands, except per unit data)
Net income:	As reported	$57,894	$77,806
	Pro forma	64,064	73,254
Diluted earnings per unit:	As reported	$1.13	$1.50
	Pro forma	1.26	1.42

The weighted average fair value of options granted during 2001 and 2000 was $2.16 and $11.61, respectively. No unit options were outstanding prior to 2000. The fair value of each option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions:

	2001	2000
Risk free interest rate	6.0%	7.6%
Expected distribution yield	7.6%	8.2%
Expected volatility factor	21.5%	21.3%
Expected life	10 years	10 years

Option activity during 2001 and 2000 was as follows:

	2001		2000
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at beginning of year	2,415,100	$18.83	-	-
Granted	463,600	20.61	2,415,100	$19.93
Exercised	(4,300)	18.08	-	-
Forfeited	(67,100)	18.01	-	-
Outstanding at end of year	2,807,300	$17.81	2,415,100	$18.83
Exercisable at end of year	690,940	$17.45	-	-

The following table summarizes information about unit options outstanding at December 31, 2001:

		Options Outstanding			Options Exercisable
Type	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Variable	$16.27 - $17.28	2,328,700	8.2 years	$17.26	649,740	$17.26
Fixed	$17.85 - $20.70	478,600	8.9 years	20.51	41,200	20.68
	$16.27 - $20.70	2,807,300	8.3 years	$17.81	690,940	$17.45

Unit Repurchase Program The Board of Directors has authorized the Partnership to repurchase through open market or privately negotiated transactions up to $75.0 million of its limited partnership units. In June 2001, the Partnership reacquired 1,440,000 limited partnership units in a private transaction, which had been originally issued in the acquisition of Worlds of Fun and Oceans of Fun in 1995. The units were repurchased at a cost of approximately $30.2 million and were immediately retired. As of December 31, 2001, 1,276,984 additional units were held in treasury at an approximate cost of $23.3 million.

(6) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $3,414,000 in 2001, $3,373,000 in 2000, and $3,340,00 in 1999. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions approximated $1,227,000 in 2001, $1,249,000 in 2000, and $1,162,000 in 1999.

In addition, approximately 160 employees are covered by union-sponsored, multi-employer pension plans for which approximately $520,000, $503,000, and $462,000 were contributed for the years ended December 31, 2001, 2000, and 1999, respectively. The Partnership believes that, as of December 31, 2001, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

(7) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(8) Acquisitions:

The Partnership acquired two businesses during 2001 and two others in 1999. Effective June 1, 2001, Michigan's Adventure amusement park, located near Muskegon, Michigan, was acquired for 1,250,000 unregistered limited partnership units valued at approximately $27.6 million. On May 29, 2001, Oasis Water Park, located in Palm Springs, California, was acquired for a cash purchase price of $9.3 million.

On December 7, 1999, the Partnership acquired White Water Canyon, a water park located near San Diego in Chula Vista, California, for a cash purchase price of $11.6 million. On February 19, 1999, the 320-room Buena Park Hotel, which is located adjacent to Knott's Berry Farm in Buena Park, California, was acquired for a cash purchase price of $17.5 million.

The purchase price of each acquisition has been allocated to assets and liabilities acquired based on their relative fair values at the date of acquisition, and their assets, liabilities and results of operations are included in the accompanying consolidated financial statements since the respective acquisition dates.

(9) Subsequent Event:

In February 2002, the Partnership entered into a new note agreement for the issuance of $100 million in senior notes at a weighted average interest rate of 6.44%. The Partnership is required to make annual repayments of $20 million in February 2007 and February 2012 through February 2015, and may make prepayments with defined premiums. The proceeds will be used to reduce revolving credit borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by members of the Partnership's executive management, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 to the consolidated financial statements on page 19 of this Report.

Directors:

Name	Age	Position with General Partner

Richard L. Kinzel	61	President and Chief Executive Officer, Director since 1986
Richard S. Ferreira *	61	Director since 1997
Terry C. Hackett *	53	Director since 1997
Bruce A. Jackson	50	Corporate Vice President-Finance and Chief Financial Officer, Director since 2000
Mary Ann Jorgenson #	61	Director since 1988
Michael D. Kwiatkowski #	54	Director since 2000
Donald H. Messinger #	58	Director since 1993
Thomas A. Tracy *	70	Director since 1993

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

Each director of the General Partner is elected for a one-year term.

Executive Officers:

Name	Age	Position with General Partner

Richard L. Kinzel	61	President and Chief Executive Officer since 1986
John R. Albino	55	Vice President & General Manager-Dorney Park since 1995
H. Philip Bender	45	Vice President & General Manager-Worlds of Fun since 2000
Richard J. Collingwood	62	Corporate Vice President-Administration since 2000
Jacob T. Falfas	50	Vice President & General Manager-West Coast Operations since 2000
Bruce A. Jackson	50	Corporate Vice President-Finance and Chief Financial Officer since 1992
Camille Jourden-Mark	35	Vice President & General Manager-Michigan's Adventure since 2001
Daniel R. Keller	52	Vice President & General Manager-Cedar Point Resort since 2000
Larry L. MacKenzie	46	Vice President & General Manager-Valleyfair since 2001
Charles M. Paul	48	Vice President & Corporate Controller since 2000

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

Terry C. Hackett is a business attorney and President of Hackett Management Corporation (real estate management) and previously served on the Board of Directors of Knott's Berry Farm from 1981 to 1997. Mr. Hackett was elected a director in 1997 as a representative of the Knott family following the Partnership's acquisition of Knott's Berry Farm.

Bruce A. Jackson has served as Corporate Vice President-Finance and Chief Financial Officer since 1992. Mr. Jackson is a certified public accountant.

Mary Ann Jorgenson is a partner in the law firm of Squire, Sanders & Dempsey L.L.P., the Partnership's General Counsel, and has been associated with the firm since 1975. She is also a director of Women's Golf Unlimited, Inc. (manufacturer and distributor of golf clubs and bags) and Anthony & Sylvan Pools Corporation (manufacturer and installer of concrete in-ground swimming pools), and is Corporate Secretary of Ferro Corporation.

Michael D. Kwiatkowski has been a consultant in the food service industry since 1996, prior to which he served as Chairman of PCS, which owned and operated a chain of 11 restaurants, from 1986 to 1996. He has more than 30 years of experience in amusement parks and branded restaurant operations.

Donald H. Messinger is a partner in the law firm of Thompson Hine LLP and has been associated with the firm since 1968.

Thomas A. Tracy is a business consultant and was a partner in the public accounting firm of Arthur Andersen LLP from 1966 until his retirement in 1989.

Executive Officers:

Richard L. Kinzel. See "Directors" above.

John R. Albino has served as Vice President & General Manager of Dorney Park & Wildwater Kingdom since 1995.

H. Philip Bender has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000. Prior to that, he had served as Vice President-Retail Operations of Worlds of Fun since the beginning of 2000, and Director-Retail Operations of Worlds of Fun from 1995 to 2000.

Richard J. Collingwood has served as Corporate Vice President-Administration since the end of 2000. Prior to that, he had served as Corporate Vice President-General Services since 1992.

Jacob T. Falfas has served as Vice President & General Manager of West Coast Operations since the end of 2000. He served as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000. From 1993 to 1997, he served as Vice President-Park Operations of Cedar Point.

Bruce A. Jackson. See "Directors" above.

Camille Jourden-Mark was promoted to Vice President & General Manager of Michigan's Adventure at the end of 2001. Prior to that, she served under previous ownership as General Manager of the park for more than five years.

Daniel R. Keller has served as Vice President & General Manager of Cedar Point Resort since the end of 2000. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995.

Larry L. MacKenzie was promoted to Vice President & General Manager of Valleyfair at the end of 2001. He served as interim General Manager of Michigan's Adventure for several months subsequent to its acquisition in late May 2001. Prior to that, he served as Vice President-Revenue Operations of Dorney Park from 1997 to 2001.

Charles M. Paul has served as Vice President & Corporate Controller since 2000. Prior to that, he had served as Corporate Controller from 1996 to 2000. Mr. Paul is a certified public accountant.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within 10 days following the last day of the month in which any change in such ownership has occurred, with the Securities and Exchange Commission and The New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 2001.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other		Securities
		Salary	Bonus	Annual Compensation	Restricted Unit Awards	Underlying Options	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)

Richard L. Kinzel,	2001	839,231	336,000	-	-	230,000	17,150
President and Chief	2000	799,979	412,933	1,590,336	-	720,000	16,450
Executive Officer	1999	341,539	882,148	-	698,523	-	16,281

Bruce A. Jackson, Corporate	2001	411,769	164,800	-	-	70,000	17,150
Vice President-Finance	2000	399,991	205,130	592,356	-	255,000	16,450
and Chief Financial Officer	1999	185,961	349,929	-	277,062	-	16,281

Jacob T. Falfas, Vice President	2001	362,750	99,825	-	-	20,000	16,923
and General Manager-	2000	349,706	180,986	386,376	-	205,000	15,650
West Coast Operations	1999	209,615	408,321	-	142,574	-	13,676

John R. Albino, Vice President	2001	309,808	147,250	-	-	12,000	17,150
and General Manager- Dorney	2000	299,994	154,704	483,840	-	205,000	16,450
Park & Wildwater Kingdom	1999	170,961	320,838	-	162,007	-	16,281

Daniel R. Keller, Vice President	2001	324,711	89,375	-	-	17,500	17,150
and General Manager-Cedar	2000	302,302	159,704	481,957	-	205,000	16,450
Point Resort	1999	170,961	320,838	-	162,007	-	16,281

Notes To Summary Compensation Table:
Column (e)	Other Annual Compensation. One-time payments made in 2000 in connection with eliminating the Partnership's previous General Partner fee and executive compensation systems.

Column (i)	All Other Compensation. Comprises amounts accrued under the Partnership's Savings and Profit Sharing Plan, except for Mr. Falfas, who is covered under a separate plan for Knott's Berry Farm employees.

UNIT OPTIONS GRANTED IN 2001

(a)	(b)	(c)	(d)	(e)	(f)
		% of Total
	Number of Securities	Options Granted to
Name	Underlying Options Granted	Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value

Richard L. Kinzel	230,000	50%	$20.60	3/7/2011	$2.16

Bruce A. Jackson	70,000	15%	$20.60	3/7/2011	$2.16

Jacob T. Falfas	20,000	4%	$20.60	3/7/2011	$2.16

John R. Albino	12,000	3%	$20.60	3/7/2011	$2.16

Daniel R. Keller	17,500	4%	$20.60	3/7/2011	$2.16

Column (e)	Expiration Date. These unit options vest over a four to five-year period and have a maximum term of ten years.

Column (f)

Grant Date Present Value. The fair value of each unit option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions: a risk-free interest rate of 6.0%, a distribution yield of 7.6%, a volatility factor of 21.5% and a weighted-average expected life of 10 years.

UNIT OPTIONS EXERCISED IN 2001

AND DECEMBER 31, 2001 OPTION VALUES

(a)	(b)	(c)	(d)	(e)
			Number of Units Underlying	Value of Unexercised In-the-Money
	Number of		Options at 12/31/2001	Options at 12/31/2001
Name	Units Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable (#)	Exercisable/ Unexercisable ($)

Richard L. Kinzel	-	-	160,000	1,148,480
			790,000	5,222,420

Bruce A. Jackson	-	-	55,000	399,770
			270,000	1,808,580

Jacob T. Falfas	-	-	42,000	312,100
			183,000	1,311,250

John R. Albino	-	-	41,400	309,586
			175,600	1,280,244

Daniel R. Keller	-	-	41,500	310,005
			181,000	1,302,870

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

In addition, each non-management Director received 1,500 unit options in 2001, which vest over 5 years and are exercisable through March 7, 2011, at a price of $20.60.

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

In addition, nine executive officers of the Partnership, including all five of the executive officers named in the Summary Compensation Table, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

Supplemental Retirement Benefits.

Supplemental retirement benefits represent the named executive officer's right to receive cash benefits from the Partnership upon retirement at age 62 or over, with a minimum of 20 years' service to the Partnership, its predecessors and/or successors. Amounts were allocated in prior years among the executive officers out of General Partner fees as approved by the Compensation Committee of the Board. Each officer's account accrues interest at the prime rate as established from time to time by the Partnership's lead bank. Executive officers leaving the employ of the Partnership prior to reaching age 62 or with less than 20 years of service will forfeit their entire balance. In the event of death, total disability, retirement at age 62 or over with at least 20 years' service, or removal of the General Partner (unless resulting from reorganization of the Partnership into corporate form), all amounts accrued will become immediately and fully vested and payable to the executive officers. In the event of a "change-in-control" (as defined), all amounts accrued will become fully vested and will be funded in a trust, for the benefit of the executive officers when they reach age 62, die, or become totally disabled, whichever occurs first. At each executive officer's option, the accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years.

The amount of supplemental retirement benefits accrued to Messrs. Kinzel, Jackson, Falfas, Albino and Keller as of December 31, 2001, were $1,252,977, $62,591, $14,391, $146,982, and $0, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

A. Security Ownership of Certain Beneficial Owners.

According to information obtained by the Partnership from Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of January 31, 2002.

B. Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of January 31, 2002.

	Amount and Nature of Beneficial Ownership
	Beneficial	Investment Power		Voting Power		Percent
Name of Beneficial Owner	Ownership	Sole	Shared	Sole	Shared	of Units

Richard L. Kinzel (1)	842,830	420,762	422,068	420,762	422,068	1.7
Richard S. Ferreira	3,220	440	2,780	440	2,780	*
Terry C. Hackett (2)	477,167	-0-	477,167	-0-	477,167	*
Bruce A. Jackson	111,610	109,610	2,000	109,610	2,000	*
Mary Ann Jorgenson (3)	764,864	488	764,376	488	764,376	1.5
Michael D. Kwiatkowski	-0-	-0-	-0-	-0-	-0-	*
Donald H. Messinger	3,100	2,700	400	2,700	400	*
Thomas A. Tracy	10,175	8,088	2,087	8,088	2,087	*
John R. Albino	58,166	58,166	-0-	58,166	-0-	*
Jacob T. Falfas	43,759	37,877	5,882	37,877	5,882	*
Daniel R. Keller (1)	459,620	76,600	383,020	76,600	383,020	*
All Directors and officers as a group (16 individuals)	2,536,379	855,025	1,681,354	855,025	1,681,354	5.0

* Less than one percent of outstanding units.

(1) Includes 383,020 units held by a corporation of which Messrs. Kinzel and Keller, together with certain current and former executive officers of the General Partner, are shareholders and, under Rule 13d-3 of the Securities and Exchange Commission, are deemed to be the beneficial owners of these units by having shared investment and voting power. Messrs. Kinzel and Keller disclaim beneficial ownership of 331,400 and 346,886, respectively, of these units. The units owned by the corporation have been counted only once in the total of the directors and executive officers as a group.

(2) Excludes 5,386,002 units held by other members of the Knott family.

(3) Includes 763,976 units held by certain trusts of which Mrs. Jorgenson and two other partners of Squire, Sanders & Dempsey L.L.P. are trust advisors, as to which Mrs. Jorgenson disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Attention is directed to Note 1 to the consolidated financial statements on page 19 of this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

A. 1. Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 14-24 of this Report.
(i)	Consolidated Balance Sheets - December 31, 2001 and 2000.
(ii)	Consolidated Statements of Operations - Years ended December 31, 2001, 2000, and 1999.
(iii)	Consolidated Statements of Partners' Equity - Years ended December 31, 2001, 2000, and 1999.
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999.
(v)	Notes to Consolidated Financial Statements - December 31, 2001, 2000, and 1999.
(vi)	Report of Independent Public Accountants.

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
3.2

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1988. Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3.3

Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992. Incorporated herein by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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
4.1

Contribution Agreement by and among Roger D. Jourden and Mary L. Jourden and the Registrant dated May 31, 2001. Incorporated herein by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 24, 2001.

10.4

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.17	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
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
10.27

Senior Series C Notes issued under the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.28	Credit Agreement dated as of November 26, 2001 between Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and seven other banks as lenders.
10.29	First Amendment Agreement dated January 16, 2002 to the Credit Agreement dated November 26, 2001.
10.30

Note Purchase Agreement dated as of February 8, 2002 between Cedar Fair, L.P. and Subsidiaries and NY Life Insurance Company, NY Life Insurance and Annuity Corp., The Travelers Insurance Company, Teachers Insurance and Annuity Association of America and Jackson National Life Insurance Company.

21*	Subsidiaries of Cedar Fair, L.P.
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T
*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B. Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED: March 28, 2002

/S/ Richard L. Kinzel

Richard L. Kinzel

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	President and Chief Executive Officer,	March 28, 2002
	Richard L. Kinzel	Director

/S/	Bruce A. Jackson	Corporate Vice President-Finance	March 28, 2002
	Bruce A. Jackson	(Chief Financial Officer), Director

/S/	Charles M. Paul	Vice President and Corporate Controller	March 28, 2002
	Charles M. Paul	(Chief Accounting Officer)

/S/	Richard S. Ferreira	Director	March 28, 2002
Richard S. Ferreira

/S/	Terry C. Hackett	Director	March 28, 2002
Terry C. Hackett

/S/	Mary Ann Jorgenson	Director	March 28, 2002
Mary Ann Jorgenson

/S/	Michael D. Kwiatkowski	Director	March 28, 2002
Michael D. Kwiatkowski

/S/	Donald H. Messinger	Director	March 28, 2002
Donald H. Messinger

/S/	Thomas A. Tracy	Director	March 28, 2002
Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2000

EXHIBIT INDEX
	Exhibit	Page

3.1*	Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).	*
3.2

Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1988. Incorporated herein by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

*
3.3

Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of December 31, 1992. Incorporated herein by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

*
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
4.1

Contribution Agreement by and among Roger D. Jourden and Mary L. Jourden and the Registrant dated May 31, 2001. Incorporated herein by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 24, 2001.

*
10.4

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*
10.17	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.	*
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
10.27

Senior Series C Notes issued under the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*

EXHIBIT INDEX (continued)
	Exhibit	Page

10.28	Credit Agreement dated as of November 26, 2001 between Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and seven other banks as lenders.	38
10.29	First Amendment Agreement dated January 16, 2002 to the Credit Agreement dated November 26, 2001.	154
10.30	Note Purchase Agreement dated as of February 8, 2002 between Cedar Fair, L.P. and Subsidiaries and NY Life Insurance Company, NY Life Insurance and Annuity Corp., The Travelers Insurance Company, Teachers Insurance and Annuity Association of America and Jackson National Life Insurance Company.	160
21*	Subsidiaries of Cedar Fair, L.P.	*
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T	255

*	Incorporated herein by reference: see Item 14 (A)(3).