Form 10-Q
period 2002-03-31
CEDAR FAIR L P
filed 2002-05-15
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

May 1, 2002

50,513,599

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

Index to Exhibits		12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	3/31/02	12/31/01
ASSETS
Current Assets:
Cash	$ 2,669	$ 2,280
Receivables	4,950	4,715
Inventories	18,831	14,116
Prepaids	8,377	5,757
	34,827	26,868
Land, Buildings, Rides and Equipment:
Land	148,793	148,742
Land improvements	122,207	122,411
Buildings	249,434	249,786
Rides and equipment	491,436	495,241
Construction in progress	30,979	12,988
	1,042,849	1,029,168
Less accumulated depreciation	(260,299)	(257,250)
	782,550	771,918
Intangibles, net of amortization	11,730	11,445
	$ 829,107	$ 810,231
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	30,662	21,206
Distribution payable to partners	20,732	20,732
Accrued interest	1,395	4,398
Accrued taxes	7,935	15,368
Accrued salaries, wages and benefits	5,986	11,158
Self-insurance reserves	10,801	11,500
Other accrued liabilities	2,609	2,338
	90,120	96,700

Other Liabilities	39,634	32,281

Long-Term Debt:
Revolving credit loans	249,500	233,000
Term debt	193,333	140,000
	442,833	373,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	31	85
Limited partners, 50,514 units outstanding	244,193	297,397
Limited partnership unit options	11,622	11,661
Accumulated other comprehensive loss	(4,616)	(6,183)
	256,520	308,250
	$ 829,107	$ 810,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Twelve months ended
	3/31/02	3/25/01	3/31/02	3/25/01

Net revenues:
Admissions	$ 9,805	$ 7,848	$ 241,719	$ 235,469
Food, merchandise and games	11,632	9,850	194,550	193,870
Accommodations and other	2,499	2,239	44,986	42,970
	23,936	19,937	481,255	472,309
Costs and expenses:
Cost of products sold	3,694	3,095	53,024	51,763
Operating expenses	32,391	28,732	215,492	203,104
Selling, general and administrative	7,223	6,758	60,759	54,740
Depreciation and amortization	3,300	3,082	42,704	39,405
Non-cash unit option expense (credit)	(39)	2,185	9,437	2,185
Provision for loss on retirement of assets	3,200	-	3,200	-
Non-recurring cost to terminate general partner fees	-	-	-	7,827
	49,769	43,852	384,616	359,024

Operating income (loss)	(25,833)	(23,915)	96,639	113,285
Interest expense	5,797	5,787	24,153	23,044

Income (loss) before taxes	(31,630)	(29,702)	72,486	90,241
Provision for taxes	896	754	16,662	16,339

Net income (loss)	(32,526)	(30,456)	55,824	73,902
Net income (loss) allocated to general partner	(33)	(30)	56	74
Net income (loss) allocated to limited partners	$(32,493)	$(30,426)	$ 55,768	$ 73,828

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	50,514	50,805	50,675	51,170
Net income (loss) per limited partner unit	$ (.64)	$ (.60)	$ 1.10	$ 1.44

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	51,269	50,805	51,176	51,418
Net income (loss) per limited partner unit	$ (.63)	$ (.60)	$ 1.09	$ 1.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

(In thousands)

Three months ended
3/31/02

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance	85
Net loss	(33)
Partnership distributions declared	(21)
31

LIMITED PARTNERS' EQUITY
Beginning balance	297,397
Net loss	(32,493)
Partnership distributions declared
($0.41 per limited partnership unit)	(20,711)
244,193

L.P. UNIT OPTIONS
Beginning balance	11,661
Change in vested value of limited partnership unit options	(39)
11,622

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(6,183)
Unrealized gain on interest rate swap agreements	1,567
(4,616)

Total Partners' Equity	$ 256,520

SUMMARY OF COMPREHENSIVE INCOME (LOSS)
Net loss	$ (32,526)
Other comprehensive income on interest rate swaps	1,567
Total Comprehensive Loss	$ (30,959)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/31/02	3/25/01	3/31/02	3/25/01
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(32,526)	$(30,456)	$ 55,824	$ 73,902
Adjustments to reconcile net income (loss) to net cash from
(for) operating activities
Depreciation and amortization	3,300	3,082	42,704	39,405
Non-cash unit option expense (credit)	(39)	2,185	9,437	2,185
Provision for loss on retirement of assets	3,200	-	3,200	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in inventories	(4,715)	(5,976)	987	(1,793)
(Increase) in current and other assets	(1,801)	(386)	(4,175)	(1,991)
Increase (decrease) in accounts payable	9,456	10,027	3,575	(2,181)
Increase (decrease) in accrued taxes	(7,433)	(6,885)	378	(14,078)
Increase (decrease) in self-insurance reserves	(699)	262	383	1,643
(Decrease) in other current liabilities	(7,904)	(3,609)	(1,318)	(3,273)
Increase in other liabilities	8,920	8,221	7,267	16,734
Net cash from (for) operating activities	(30,241)	(23,535)	118,262	110,553

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(18,471)	(10,235)	(56,038)	(75,420)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	-	-	(27,959)	-
Negative working capital assumed	-	-	358	-
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	-	-	(9,311)	-
Net cash (for) investing activities	(18,471)	(10,235)	(92,950)	(75,420)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	16,500	53,900	(52,261)	58,100
Term debt borrowings	53,333	-	103,333	-
Distributions paid to partners	(20,732)	(19,837)	(81,057)	(78,496)
Reduction of general partner interest	-	-	-	(1,000)
Repurchase of limited partnership units	-	(166)	(32,101)	(22,626)
Issuance of units for vested deferred compensation	-	-	-	8,858
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	-	-	27,613	-
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	-	-	9,311	-
Net cash from (for) financing activities	49,101	33,897	(25,162)	(35,164)

CASH
Net increase (decrease) for the period	389	127	150	(31)
Balance, beginning of period	2,280	2,392	2,519	2,550
Balance, end of period	$ 2,669	$ 2,519	$ 2,669	$ 2,519

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 8,800	$ 7,554	$ 24,465	$ 22,436
Interest capitalized	198	234	515	1,193
Cash payments for income taxes	53	29	7,433	7,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

MARCH 31, 2002 AND MARCH 25, 2001

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 31, 2002 and March 25, 2001 to accompany the quarterly results. Because amounts for the twelve months ended March 31, 2002 include actual 2001 peak season operating results, they are not indicative of 2002 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 31, 2002 and March 25, 2001 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, which were included in the Form 10-K filed on April 1, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates six amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks, which are located near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun. The Partnership also operates Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its five seasonal amusement parks, as well as its five water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

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

(3) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of March 31, 2002, the market price of the limited partnership units exceeded the exercise price of the vested variable priced unit options, but by a lesser amount than at the end of the preceding quarter, resulting in a current period credit of $39,000, which is reflected as a non-cash unit option credit on the consolidated statements of operations.

(4) Long-Term Debt:

In February 2002, the Partnership entered into a new note agreement for the issuance of $100 million in senior notes at a weighted average interest rate of 6.44%. Through March 31, 2002, the Partnership had borrowed $53 million, which was used to reduce revolving credit loans, with the final $47 million being funded in April 2002. The Partnership is required to make annual repayments of $20 million in February 2007 and February 2012 through February 2015, and may make prepayments with defined premiums.

(5) Provision for Loss on Retirement of Assets:

During the first quarter of 2002, the Partnership removed certain fixed assets from service at its parks, and recorded a provision of $3.2 million for the estimated portion of the net book value of these assets that may not be recoverable.

(6) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/31/02	3/25/01	3/31/02	3/25/01
	(in thousands except per unit data)

Basic weighted average units outstanding	50,514	50,805	50,675	51,170
Effect of dilutive units:
Unit options	755	-	501	45
Deferred units	-	-	-	203

Diluted weighted average units outstanding	51,269	50,805	51,176	51,418

Net income (loss) per unit - basic	$ (.64)	$ (.60)	$ 1.10	$ 1.44

Net income (loss) per unit - diluted	$ (.63)	$ (.60)	$ 1.09	$ 1.44

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's five seasonal amusement parks and five water parks, and daily operations at Knott's Berry Farm, which is open year-round. Net revenues for the first quarter of 2002 increased to $23.9 million from $19.9 million in 2001, due to the addition of Oasis Water Park's first quarter revenues and the contribution of Knott's Berry Farm during an additional six days in the 2002 period. Excluding the results of Oasis and the extra days of operations, revenues for the quarter increased 2% to $20.3 million on a 4% increase in early-season attendance at Knott's and a 1% decrease in guest per capita spending at the park.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased to $43.3 million, due to the addition of first quarter downtime expenses at Oasis Water Park and Michigan's Adventure, and the additional six days in the 2002 period. On a comparable basis, first quarter operating costs and expenses decreased 2% to $37.9 million, from $38.6 million in 2001. The Partnership's net loss for the quarter was $32.5 million, or $0.63 per limited partner unit, compared to a net loss of $30.5 million, or $0.60 per unit, a year ago. The 2002 first quarter includes a provision of $3.2 million ($0.06 per unit) for estimated losses on the retirement of certain fixed assets removed from service at its parks.

Financial Condition and Liquidity:

The Partnership has $203 million of fixed-rate term debt and commitments for another $47 million in place (see Note 4), as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $249.5 million as of March 31, 2002, of which $125 million has been converted to fixed-rate obligations for a period of one to four years by use of interest rate swap agreements.

Current assets and liabilities are at normal seasonal levels at March 31, 2002, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow. Credit facilities and cash flow from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibit (20) - 2002 First Quarter Press Release

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: May 15, 2002	Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (20) 2002 First Quarter Press Release. 13