Form 10-Q
period 2002-06-30
CEDAR FAIR L P
filed 2002-08-14
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

August 1, 2002

50,513,599

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Index to Exhibits		13

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	6/30/02	12/31/01
ASSETS
Current Assets:
Cash	$ 14,161	$ 2,280
Receivables	19,549	4,715
Inventories	22,673	14,116
Prepaids	7,542	5,757
	63,925	26,868
Land, Buildings, Rides and Equipment:
Land	149,443	148,742
Land improvements	125,287	122,411
Buildings	252,890	249,786
Rides and equipment	524,093	495,241
Construction in progress	4,555	12,988
	1,056,268	1,029,168
Less accumulated depreciation	(274,711)	(257,250)
	781,557	771,918
Intangibles, net of amortization	11,687	11,445
	$ 857,169	$ 810,231
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	47,554	21,206
Distribution payable to partners	20,732	20,732
Accrued interest	5,409	4,398
Accrued taxes	10,806	15,368
Accrued salaries, wages and benefits	11,912	11,158
Self-insurance reserves	11,386	11,500
Other accrued liabilities	6,870	2,338
	124,669	96,700

Other Liabilities	41,532	32,281

Long-Term Debt:
Revolving credit loans	194,750	233,000
Term debt	240,000	140,000
	434,750	373,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	31	85
Limited partners, 50,514 units outstanding	244,139	297,397
Limited partnership unit options	12,980	11,661
Accumulated other comprehensive loss	(6,222)	(6,183)
	256,218	308,250
	$ 857,169	$ 810,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)
	Three months ended		Six months ended		Twelve months ended
	6/30/02	6/24/01	6/30/02	6/24/01	6/30/02	6/24/01

Net revenues:
Admissions	$70,750	$59,336	$80,555	$67,184	$253,133	$232,123
Food, merchandise and games	61,611	52,904	73,243	62,754	203,257	190,865
Accommodations and other	15,208	11,425	17,707	13,664	48,769	43,482
	147,569	123,665	171,505	143,602	505,159	466,470
Costs and expenses:
Cost of products sold	16,273	14,056	19,967	17,151	55,241	51,148
Operating expenses	63,496	57,829	95,887	86,561	221,159	203,082
Selling, general and administrative	19,588	17,943	26,811	24,701	62,404	56,312
Depreciation and amortization	14,516	12,900	17,816	15,982	44,320	40,474
Non-cash unit option expense	1,358	3,550	1,319	5,735	7,245	5,735
Provision for loss on retirement of assets	-	-	3,200	-	3,200	-
Non-recurring cost to terminate general partner fees	-	-	-	-	-	7,827
	115,231	106,278	165,000	150,130	393,569	364,578

Operating income (loss)	32,338	17,387	6,505	(6,528)	111,590	101,892
Interest expense	6,725	6,420	12,522	12,207	24,458	23,754

Income (loss) before taxes	25,613	10,967	(6,017)	(18,735)	87,132	78,138
Provision for taxes	4,935	4,329	5,831	5,083	17,268	16,241

Net income (loss)	20,678	6,638	(11,848)	(23,818)	69,864	61,897
Net income (loss) allocated to general partner	21	7	(12)	(24)	70	62
Net income (loss) allocated to limited partners	$20,657	$ 6,631	$(11,836)	$(23,794)	$ 69,794	$ 61,835

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	50,514	51,086	50,514	50,951	50,534	51,049
Net income (loss) per limited partner unit	$ .41	$ .13	$ (.23)	$ (.47)	$ 1.38	$ 1.21

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	51,260	51,519	50,514	50,951	51,113	51,284
Net income (loss) per limited partner unit	$ .40	$ .13	$ (.23)	$ (.47)	$ 1.37	$ 1.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

(In thousands)
Three months ended
6/30/02

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance	31
Net income	21
Partnership distributions declared	(21)
31

LIMITED PARTNERS' EQUITY
Beginning balance	244,193
Net income	20,657
Partnership distributions declared
($0.41 per limited partnership unit)	(20,711)
244,139

LIMITED PARTNERSHIP UNIT OPTIONS
Beginning balance	11,622
Change in vested value of limited partnership unit options	1,358
12,980

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(4,616)
Unrealized loss on interest rate swap agreements	(1,606)
(6,222)

Total Partners' Equity	$ 256,218

SUMMARY OF COMPREHENSIVE INCOME
Net income	$ 20,678
Other comprehensive loss on interest rate swaps	(1,606)
Total Comprehensive Income	$ 19,072

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Six months ended		Twelve months ended
	6/30/02	6/24/01	6/30/02	6/24/01	6/30/02	6/24/01
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$20,678	$6,638	$(11,848)	$(23,818)	$69,864	$61,897
Adjustments to reconcile net income (loss) to net
cash from (for) operating activities
Depreciation and amortization	14,516	12,900	17,816	15,982	44,320	40,474
Non-cash unit option expense	1,358	3,550	1,319	5,735	7,245	5,735
Provision for loss on retirement of assets	-	-	3,200	-	3,200	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in inventories	(3,842)	(4,558)	(8,557)	(10,534)	1,703	(2,332)
(Increase) decrease in current and other assets	(13,825)	(10,767)	(15,410)	(11,153)	(7,017)	1,597
Increase (decrease) in accounts payable	16,892	16,718	26,348	26,745	3,749	(965)
Increase (decrease) in accrued taxes	2,871	1,694	(4,562)	(5,191)	1,555	(16,114)
Increase (decrease) in self-insurance reserves	585	(674)	(114)	(412)	1,642	911
Increase (decrease) in other current liabilities	14,201	11,039	6,297	7,430	1,844	(5,338)
Increase in other liabilities	292	592	9,212	8,813	6,967	17,426
Net cash from operating activities	53,726	37,132	23,701	13,597	135,072	103,291

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(13,419)	(19,874)	(32,106)	(30,110)	(49,799)	(55,034)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	-	(27,959)	-	(27,959)	-	(27,959)
Negative working capital assumed	-	358	-	358	-	358
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	-	(9,311)	-	(9,311)	-	(9,311)
Net cash (for) investing activities	(13,419)	(56,786)	(32,106)	(67,022)	(49,799)	(91,946)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(54,750)	41,689	(38,250)	95,589	(148,700)	76,489
Term debt borrowings	46,667	-	100,000	-	150,000	-
Distributions paid to partners	(20,732)	(19,834)	(41,464)	(39,670)	(81,955)	(78,893)
Reduction of general partner interest	-	-	-	-	-	(1,000)
Repurchase of limited partnership units	-	(30,235)	-	(30,401)	(1,866)	(52,861)
Issuance of units for vested deferred compensation	-	-	-	-	-	8,858
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	-	27,613	-	27,613	-	27,613
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	-	9,311	-	9,311	-	9,311
Net cash from (for) financing activities	(28,815)	28,544	20,286	62,442	(82,521)	(10,483)

CASH
Net increase for the period	11,492	8,890	11,881	9,017	2,752	862
Balance, beginning of period	2,669	2,519	2,280	2,392	11,409	10,547
Balance, end of period	$ 14,161	$ 11,409	$14,161	$11,409	$ 14,161	$ 11,409

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 2,711	$ 5,207	$11,511	$12,761	$22,118	$ 24,087
Interest capitalized	315	149	513	383	681	597
Cash payments for income taxes	1,324	1,276	1,377	1,305	7,481	7,505

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED

JUNE 30, 2002 AND JUNE 24, 2001

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve month periods ended June 30, 2002 and June 24, 2001 to accompany the three and six month results. Because amounts for the twelve months ended June 30, 2002 include actual 2001 peak season operating results, they may not be indicative of 2002 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the three and six month periods ended June 30, 2002 and June 24, 2001 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, which were included in the Form 10-K filed on April 1, 2002, except for the change described in Note 7 of these statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures for its seasonal parks: (a) revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park's operating season, including certain costs incurred prior to the season which are amortized over the season and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation expense to be recognized over the life of the majority of its outstanding options because they have variable exercise prices. As of June 30, 2002, the market price of the limited partnership units exceeded the exercise price of the vested variable-priced unit options, resulting in a current period expense of $1.4 million, which is reflected as a non-cash unit option expense on the consolidated statements of operations.

(4) Long-Term Debt:

In February 2002, the Partnership entered into a new note agreement for the issuance of $100 million in senior notes at a weighted average interest rate of 6.44%. Borrowings of $53 million and $47 million, which were funded in the first and second quarter, respectively, were used to reduce revolving credit borrowings. The Partnership is required to make annual repayments of $20 million in February 2007 and February 2012 through February 2015, and may make prepayments with defined premiums.

(5) Provision for Loss on Retirement of Assets:

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the first quarter of 2002, the Partnership removed certain fixed assets from service at its parks, and recorded a provision of $3.2 million for the estimated portion of the net book value of these assets that may not be recoverable.

(6) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(7) Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be tested annually for impairment. The adoption of this statement did not have a material impact on the consolidated operating results or financial position of the Partnership.

(8) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/30/02	6/24/01	6/30/02	6/24/01	6/30/02	6/24/01
	(in thousands except per unit data)

Basic weighted average units outstanding	50,514	51,086	50,514	50,951	50,534	51,049
Effect of dilutive units:
Unit options	746	433	-	-	579	153
Deferred units	-	-	-	-	-	82

Diluted weighted average units outstanding	51,260	51,519	50,514	50,951	51,113	51,284

Net income (loss) per unit - basic	$ .41	$ .13	$ (.23)	$ (.47)	$ 1.38	$ 1.21

Net income (loss) per unit - diluted	$ .40	$ .13	$ (.23)	$ (.47)	$ 1.37	$ 1.21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the quarter ended June 30, 2002, which included one more week of operations than the prior year's second quarter, net revenues increased to $147.6 million from $123.7 million in 2001, and operating income increased to $32.3 million from $17.4 million. Excluding the extra week of operations, revenues for the quarter were flat between years and operating income increased 24% to $21.6 million. The Partnership's net income for the quarter increased to $20.7 million, or $0.40 per limited partner unit, from $6.6 million, or $0.13 per unit, in 2001. Approximately $0.18 of the increase was due to the extra week of operations in the current period.

Before depreciation and a $1.4 million ($0.03 per unit) non-cash charge for unit option expense, total operating costs and expenses for the quarter increased to $99.4 million, due entirely to the seven additional days of operations in the current period. On a comparable number of days, operating costs and expenses in the period decreased 2% to $87.8 million from $89.8 million in 2001.

Management believes that a very meaningful measure of its operating results and its ability to generate free cash flow for distributions to unitholders is adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization, and non-cash and non-recurring items. For the quarter, adjusted EBITDA increased 43% to $48.2 million from $33.8 million a year ago, due in part to the extra week of operations. Excluding the extra week, adjusted EBITDA was still up 6% on a 1% increase in out-of-park revenues, flat attendance and in-park guest per capita spending, and the 2% reduction in operating expenses.

Weather during the first half of the 2002 season was favorable and attendance at the parks was reasonably good. Through the first six months of the year, net revenues were up 19%, due principally to the extra week of operations in the current year, as well as the addition of Knott's Soak City-Palm Springs and Michigan's Adventure, both of which were acquired at the end of May last year. Excluding the impact of the two new parks and the extra week of operations, revenues and adjusted EBITDA through the first six months of the year increased 2% and 19%, respectively, on a 1% increase in combined attendance and a 6% increase in out-of-park revenues. Over this same period, combined in-park guest per capita spending was essentially flat, in part due to a shift in the overall mix of attendance among our parks, which have different average spending levels.

Weather continued to be favorable in July and the Partnership's combined attendance for the month increased 3% over last year. Through the end of July, combined attendance was up 4% from 2001, due in part to the inclusion of the Partnership's two newest properties. Excluding the impact of the two new parks, combined attendance was up 3% through the first seven months of the year and combined guest per capita spending was down 1%.

Financial Condition and Liquidity:

The Partnership has $250 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $194.8 million as of June 30, 2002, of which $125 million has been converted to fixed-rate obligations for a remaining period of six to thirty-two months by use of interest rate swap agreements.

Current assets and liabilities are at normal seasonal levels at June 30, 2002, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow. Credit facilities and cash flow from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.

Key Accounting Policies:

Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized.

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period which are not covered by insurance. These reserves are periodically reviewed and adjusted to assure their adequacy.

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (20) 2002 Second Quarter Press Release

Exhibit (99.1) Certification of Principal Executive Officer

Exhibit (99.2) Certification of Principal Financial Officer

(b) Reports on Form 8-K - The Registrant filed the following report on Form 8-K during the second quarter ended June 30, 2002, and through the date of this filing:

On June 13, 2002, a Form 8-K was filed announcing the appointment of PricewaterhouseCoopers LLP to serve as the Registrant's independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: August 14, 2002	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (20) 2002 Second Quarter Press Release 14

Exhibit (99.1) Certification of Principal Executive Officer 16

Exhibit (99.2) Certification of Principal Financial Officer 17