Form 10-Q
period 2002-09-29
CEDAR FAIR L P
filed 2002-11-13
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Units Outstanding As Of

November 1, 2002

50,549,303

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 4.	Controls and Procedures	10

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Certifications		13-14

Index to Exhibits		15

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	9/29/02	12/31/01
ASSETS
Current Assets:
Cash	$ 5,408	$ 2,280
Receivables	20,600	4,715
Inventories	15,724	14,116
Prepaids	3,358	5,757
	45,090	26,868
Land, Buildings, Rides and Equipment:
Land	149,366	148,742
Land improvements	127,583	122,411
Buildings	254,701	249,786
Rides and equipment	522,828	495,241
Construction in progress	10,409	12,988
	1,064,887	1,029,168
Less accumulated depreciation	(289,184)	(257,250)
	775,703	771,918
Intangibles, net of amortization	11,609	11,445
	$ 832,402	$ 810,231
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	32,400	21,206
Distribution payable to partners	21,252	20,732
Accrued interest	1,962	4,398
Accrued taxes	15,793	15,368
Accrued salaries, wages and benefits	17,424	11,158
Self-insurance reserves	10,953	11,500
Other accrued liabilities	2,752	2,338
	112,536	96,700

Accrued Taxes	32,461	23,675

Other Liabilities	11,648	8,606

Long-Term Debt:
Revolving credit loans	108,350	233,000
Term debt	230,000	140,000
	338,350	373,000
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	113	85
Limited partners, 50,549 and 50,514 units outstanding at
September 29, 2002 and December 31, 2001, respectively	326,793	297,397
Limited partnership unit options	13,840	11,661
Accumulated other comprehensive loss	(8,629)	(6,183)
	337,407	308,250
	$ 832,402	$ 810,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit data)

	Three months ended		Nine months ended		Twelve months ended
	9/29/02	9/30/01	9/29/02	9/30/01	9/29/02	9/30/01
	(13 weeks)	(14 weeks)

Net revenues:
Admissions	$141,173	$147,410	$221,728	$214,594	$246,896	$243,010
Food, merchandise and games	104,256	109,251	177,499	172,005	198,262	196,204
Accommodations and other	28,084	28,974	45,791	42,638	47,879	46,068
	273,513	285,635	445,018	429,237	493,037	485,282
Costs and expenses:
Cost of products sold	25,910	28,761	45,877	45,912	52,390	53,458
Operating expenses	82,296	86,969	178,183	173,530	216,486	209,608
Selling, general and administrative	26,297	28,337	53,108	53,038	60,364	60,653
Depreciation and amortization	18,596	21,424	36,412	37,406	41,492	42,937
Non-cash unit option expense	1,675	(3,111)	2,994	2,624	12,031	2,624
Provision for loss on retirement of assets	-	-	3,200	-	3,200	-
Non-recurring cost to terminate general partner fees	-	-	-	-	-	(11)
	154,774	162,380	319,774	312,510	385,963	369,269

Operating income	118,739	123,255	125,244	116,727	107,074	116,013
Interest expense	6,417	6,289	18,939	18,496	24,586	24,495

Income before taxes	112,322	116,966	106,305	98,231	82,488	91,518
Provision for taxes	9,149	9,720	14,980	14,803	16,697	16,854

Net income	103,173	107,246	91,325	83,428	65,791	74,664
Net income allocated to general partner	103	107	91	83	66	75
Net income allocated to limited partners	$103,070	$107,139	$ 91,234	$ 83,345	$ 65,725	$ 74,589

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	50,514	50,592	50,514	50,822	50,514	50,854
Net income per limited partner unit	$ 2.04	$ 2.12	$ 1.81	$ 1.64	$ 1.30	$ 1.47

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	51,224	50,925	51,251	51,146	51,191	51,092
Net income per limited partner unit	$ 2.01	$ 2.10	$ 1.78	$ 1.63	$ 1.28	$ 1.46

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

(In thousands)

Three months ended
9/29/02

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance	31
Net income	103
Partnership distributions declared	(21)
113

LIMITED PARTNERS' EQUITY
Beginning balance	244,139
Net income	103,070
Partnership distributions declared
($0.42 per limited partnership unit)	(21,231)
Limited partnership units issued upon option exercise	815
326,793

LIMITED PARTNERSHIP UNIT OPTIONS
Beginning balance	12,980
Change in vested value of limited partnership unit options	1,675
Limited partnership unit options exercised	(815)
13,840

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(6,222)
Unrealized loss on interest rate swap agreements	(2,407)
(8,629)

Total Partners' Equity	$ 337,407

SUMMARY OF COMPREHENSIVE INCOME
Net income	$ 103,173
Other comprehensive loss on interest rate swaps	(2,407)
Total Comprehensive Income	$ 100,766

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Nine months ended		Twelve months ended
	9/29/02	9/30/01	9/29/02	9/30/01	9/29/02	9/30/01
	(13 weeks)	(14 weeks)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$ 103,173	$ 107,246	$ 91,325	$ 83,428	$ 65,791	$ 74,664
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	18,596	21,424	36,412	37,406	41,492	42,937
Non-cash unit option expense	1,675	(3,111)	2,994	2,624	12,031	2,624
Provision for loss on retirement of assets	-	-	3,200	-	3,200	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in inventories	6,949	8,281	(1,608)	(2,253)	371	(1,319)
(Increase) decrease in current and other assets	3,083	(4,689)	(12,738)	(15,842)	344	(2,298)
Increase (decrease) in accounts payable	(15,154)	(14,081)	11,194	12,664	2,676	3,998
Increase in accrued taxes	4,947	5,596	9,211	8,514	9,797	9,456
Increase (decrease) in self-insurance reserves	(433)	2,248	(547)	1,836	(1,039)	2,137
Increase (decrease) in other current liabilities	(2,053)	1,342	4,244	8,772	(1,551)	(1,052)
Increase (decrease) in other liabilities	210	(1,912)	596	(1,208)	198	(1,542)
Net cash from operating activities	120,993	122,344	144,283	135,941	133,310	129,605

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(12,615)	(11,550)	(44,309)	(41,659)	(50,452)	(51,049)
Acquisition of Michigan's Adventure:
Land, buildings, rides and equipment acquired	-	-	-	(27,959)	-	(27,959)
Negative working capital assumed	-	-	-	358	-	358
Acquisition of Oasis Water Park:
Land, buildings, rides and equipment acquired	-	-	-	(9,311)	-	(9,311)
Net cash (for) investing activities	(12,615)	(11,550)	(44,309)	(78,571)	(50,452)	(87,961)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(86,400)	(144,500)	(124,650)	(48,911)	(90,600)	(4,961)
Term debt borrowings (payments)	(10,000)	50,000	90,000	50,000	90,000	50,000
Distributions paid to partners	(20,731)	(19,759)	(62,196)	(59,430)	(82,928)	(79,379)
Repurchase of limited partnership units	-	(1,866)	-	(32,267)	-	(42,817)
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	-	-	-	27,613	-	27,613
Acquisition of Oasis Water Park:
Borrowings on revolving credit loans	-	-	-	9,311	-	9,311
Net cash (for) financing activities	(117,131)	(116,125)	(96,846)	(53,684)	(83,528)	(40,233)

CASH
Net increase (decrease) for the period	(8,753)	(5,331)	3,128	3,686	(670)	1,411
Balance, beginning of period	14,161	11,409	2,280	2,392	6,078	4,667
Balance, end of period	$ 5,408	$ 6,078	$ 5,408	$ 6,078	$ 5,408	$ 6,078

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,864	$ 7,578	$21,375	$20,190	$24,404	$23,926
Interest capitalized	57	68	570	451	670	535
Cash payments for income taxes	4,071	4,100	5,448	5,405	7,452	5,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve month periods ended September 29, 2002 and September 30, 2001 to accompany the three and nine month results. Because amounts for the twelve months ended September 29, 2002 include actual 2001 fourth quarter operating results, they may not be indicative of 2002 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the three and nine month periods ended September 29, 2002 and September 30, 2001 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2001, which were included in the Form 10-K filed on April 1, 2002, except for the change described in Note 7 of these statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3) Unit Options:

The Partnership accounts for unit options under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation expense to be recognized over the life of the majority of its outstanding options because they have variable exercise prices. As of September 29, 2002, the market price of the limited partnership units exceeded the exercise price of the vested variable-priced unit options, resulting in a current period expense of $1.7 million, which is reflected as a non-cash unit option expense on the consolidated statements of operations. This compares with a credit of $3.1 million in the prior year's third quarter.

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

(8) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/29/02	9/30/01	9/29/02	9/30/01	9/29/02	9/30/01
	(in thousands except per unit data)

Basic weighted average units outstanding	50,514	50,592	50,514	50,822	50,514	50,854
Effect of dilutive units:
Unit options	710	333	737	324	677	238

Diluted weighted average units outstanding	51,224	50,925	51,251	51,146	51,191	51,092

Net income per unit - basic	$ 2.04	$ 2.12	$ 1.81	$ 1.64	$ 1.30	$ 1.47

Net income per unit - diluted	$ 2.01	$ 2.10	$ 1.78	$ 1.63	$ 1.28	$ 1.46

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Nine Months Ended 09/29/02 -

Net revenues for the nine months ended September 29, 2002, increased 4% to $445.0 million from $429.2 million for the nine-month period ended September 30, 2001. This increase was the result of a 3% increase in combined attendance and a 9% increase in out-of-park revenues, including resort hotels. Over this same period, combined in-park guest per capita spending was essentially flat, in part due to a shift in the overall mix of attendance among our parks, particularly the 15% growth in attendance at our water parks, which have lower average spending levels.

For the first nine months of the year, the Partnership's operating costs and expenses, before depreciation and non-cash charges, increased 2% to $277.2 million from $272.5 million. After depreciation and a $3.0 million ($0.06 per unit) non-cash charge for unit option expense, operating income for the period increased 7% to $125.2 million from $116.7 million, and net income increased 9% to $91.3 million, or $1.78 per limited partner unit, from $83.4 million, or $1.63 per unit, a year ago.

Management believes that a very meaningful measure of the Partnership's operating results and its ability to generate free cash flow for distributions to unitholders is adjusted EBITDA, which represents earnings before interest, taxes, depreciation and amortization, and non-cash and non-recurring items. For the nine-month period, adjusted EBITDA increased 7% to $167.9 million from $156.8 million a year ago.

Third Quarter -

Results for the quarter ended September 29, 2002, were significantly impacted by seven fewer days of operations compared to the same period last year. As a result, reported revenues in the quarter decreased 4% to $273.5 million from $285.6 million in 2001, and operating income decreased to $118.7 million from $123.3 million. For the comparable 14-week period, net revenues and operating income increased 4% and 5%, respectively, on a 3% increase in combined attendance, an 11% increase in out-of-park revenues, and flat in-park guest per capita spending.

Before depreciation and a $1.7 million ($0.03 per unit) non-cash charge for unit option expense, total operating costs and expenses for the quarter decreased to $134.5 million, due to the seven fewer days of operations in the current period. On a comparable basis, operating costs and expenses in the period increased 1% to $146.0 million from $144.1 million in 2001.

The Partnership's net income for the third quarter decreased to $103.2 million, or $2.01 per limited partner unit, from $107.2 million, or $2.10 per unit, in 2001. On a comparable number of weeks, net income for the 2002 quarter would have totaled $112.5 million, or $2.19 per unit.

For the quarter, adjusted EBITDA decreased 2% to $139.0 million from $141.6 million a year ago, due to the seven fewer days of operations. On a comparable number of operating days, adjusted EBITDA actually increased 7% to $151.5 million.

Financial Condition and Liquidity:

The Partnership has $240 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $108.4 million as of September 29, 2002, all of which has been converted to fixed-rate obligations for a remaining period of three to twenty-nine months by use of interest rate swap agreements.

Current assets and liabilities are at normal seasonal levels at September 29, 2002, and the negative working capital is the result of the Partnership's highly seasonal business and careful management of cash flow. Credit facilities and cash flow from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners.

Key Accounting Policies:

Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized.

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These reserves are periodically reviewed and adjusted to assure their adequacy.

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit (20) 2002 Third Quarter Press Release

Exhibit (99.1) Certification of Principal Executive Officer

Exhibit (99.2) Certification of Principal Financial Officer

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: November 13, 2002	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

CERTIFICATION

I, Richard L. Kinzel, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Cedar Fair, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Richard L. Kinzel
Richard L. Kinzel
President and Chief Executive Officer

CERTIFICATION

I, Bruce A. Jackson, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Cedar Fair, L.P.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (20) 2002 Third Quarter Press Release 16

Exhibit (99.1) Certification of Principal Executive Officer 17

Exhibit (99.2) Certification of Principal Financial Officer 18