Form 10-K
period 2002-12-31
CEDAR FAIR L P
filed 2003-03-28
CIK 811532

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on February 28, 2003 of $23.90 per unit was approximately $1,148,770,000.

Number of Depositary Units representing limited partner interests outstanding as of February 28, 2003: 50,599,837.

*********************************

The Exhibit Index is located at Page 43

Page 1 of 51 pages

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

The Partnership's five seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from 9:00 a.m. to 7:00-12:00 p.m. from Memorial Day until Labor Day, after which they are open during weekends in September and, in some cases, October. The five water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are derived during an approximate 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 6:00-12:00 p.m. on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions with the exception of RipCord, go-kart tracks, miniature golf and rock climbing attractions at several of the parks.

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

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for five consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Top Thrill Dragster" the world's tallest and fastest roller coaster standing 420 feet tall and reaching speeds up to 120 mph, which is scheduled to open in 2003; "Millennium Force," the world's top-rated roller coaster; "Magnum XL-200," "Raptor," "Wicked Twister," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, "double-impulse," stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; and "Snoopy Rocks! On Ice," a family-oriented ice show featuring Snoopy and the other "PEANUTS" characters. In addition, there are more than 50 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Located adjacent to the park is "Soak City" water park, an extra-charge attraction that features more than 20 water rides and attractions, including "Zoom Flume," a large water slide raft ride, twelve additional water slides, two river rafting rides, two children's activity areas, and a giant wave pool, as well as food and merchandise shops. "Challenge Park," which includes extra-charge attractions "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and two go-kart tracks, is also located adjacent to the park.

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

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Xcelerator," a world-class roller coaster; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located just outside the park's gates and is available free of charge.

The park is also renowned for its seasonal events, including a special Christmas promotion, "Knott's Merry Farm," and a Halloween event called "Knott's Scary Farm," which celebrated its 30th year in 2002 and is widely acknowledged as one of the best in the industry.

Adjacent to the park is "Knott's Soak City-Orange County," an extra-charge seasonal water park that features 21 separate water rides and attractions, including 16 high-speed water slides, a wave pool, a lazy river, a children's activity area, food and merchandise shops, and a second-story sundeck available for public dining and catered events. Just south of San Diego in Chula Vista, California is another Cedar Fair water park, "Knott's Soak City-San Diego," which offers its guests more than 20 water rides and attractions, including 16 water slides, a wave pool and a children's activity area, as well as numerous food and merchandise shops. "Knott's Soak City-Palm Springs" is a 16-acre seasonal water park, located in Palm Springs, California, that offers more than 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.

Knott's Berry Farm also owns and operates the Radisson Resort Hotel, a 320-room, full-service hotel located adjacent to the park, which features a pool, tennis courts and meeting/banquet facilities.

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

Dorney Park features more than 50 rides and attractions, including "Talon," one of the tallest and fastest inverted roller coasters in the world; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest roller coasters in the world; six additional roller coasters; "White Water Landing," one of the world's tallest water flume rides; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; live musical shows featuring talented college students; an antique Dentzel carousel carved in 1921; and an extra-charge attraction called "SkyScraper," which stands 85 feet tall and spins passengers seated at opposite ends of a long vertical arm at speeds of more than 50 mph. Included in the price of admission is "Wildwater Kingdom," one of the largest water parks in the United States, which features more than 20 water slides, including "Patriot's Plunge" and "Jumpin' Jack Splash," both of which are scheduled to open in 2003, "Aquablast," one of the longest elevated water slides in the world, a giant wave pool and two children's activity areas. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

VALLEYFAIR

Valleyfair, which opened in 1976 and was acquired by the Partnership's predecessor in 1978, is located near Minneapolis-St. Paul in Shakopee, Minnesota, and is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately two million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population base of eight million people.

Valleyfair offers more than 35 rides and attractions, including "Steel Venom," a 185-foot-tall "double-impulse" coaster, which is scheduled to open in 2003; "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "Berenstain Bear Country," which is an indoor/outdoor children's activity area; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas. Admission to "Whitewater Country" water park is included in admission to the amusement park.

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

Oceans of Fun, which requires a separate admission fee, is located adjacent to Worlds of Fun and features a wide variety of water attractions including "Paradise Falls," a large family water funhouse, which is new for 2003; "Hurricane Falls," a large water slide raft ride; "The Typhooon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle," as well as food and merchandise shops.

MICHIGAN'S ADVENTURE

Michigan's Adventure, which was acquired by the Partnership in late May of 2001, is the largest amusement park in Michigan. Located near Muskegon, Michigan, the park serves a total market area of approximately five million people, principally from central and western Michigan and eastern Indiana.

Michigan's Adventure offers guests more than 40 rides and attractions, including "Shivering Timbers," one of the world's highest-rated wooden roller coasters; the "Wolverine Wildcat" wooden coaster; four additional roller coasters; the "Giant Gondola Wheel," an eight-story-tall Ferris wheel; "Adventure Falls" water ride; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; and "Wild Water Adventure," a water park featuring more than 20 water rides and attractions, including two wave action pools, a surf pool, a 612-foot-long water slide adventure, the "Mineshaft" inner tube ride and a lazy river. Admission to "Wild Water Adventure" water park is included in admission to the amusement park.

WORKING CAPITAL AND CAPITAL EXPENDITURES

During the operating season, the Partnership carries significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. Amounts are substantially reduced in non-operating periods. Seasonal working capital needs are met with a revolving credit facility, which is established at a level sufficient to accommodate the Partnership's peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced daily with the Partnership's strong positive cash flow during the seasonal operating period.

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

Dorney Park has a number of competitors, with Hershey Park in central Pennsylvania and Six Flags Great Adventure in New Jersey being the major competitors in its market area.

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

EMPLOYEES

The Partnership has approximately 1,400 full-time employees. During the operating season, Cedar Point, Dorney Park, Valleyfair, Worlds of Fun and Michigan's Adventure have approximately 4,000, 1,500, 1,600, 2,000 and 1,000 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 2,800 seasonal employees for peak periods and 1,000 part-time employees who work year-round. Approximately 3,100 of Cedar Point's seasonal employees and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 80 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Radisson Harbour Inn and adjoining TGI Friday's restaurant and two seasonal employee housing complexes are located on this property.

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

All of the Partnership's property is owned in fee simple without encumbrance. The Partnership considers its properties to be well-maintained, in good condition and adequate for its present uses and business requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of February 28, 2003, there were approximately 10,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,000 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

2002	Distribution	High	Low
4th Quarter	$.420	$23.75	$20.01
3rd Quarter	.420	24.25	19.59
2nd Quarter	.410	24.50	22.60
1st Quarter	.410	24.80	22.10

2001	Distribution	High	Low
4th Quarter	$.410	$25.00	$18.69
3rd Quarter	.410	22.99	17.80
2nd Quarter	.390	23.50	19.70
1st Quarter	.390	22.25	17.95

ITEM 6. SELECTED FINANCIAL DATA.
	For the years ended December 31,
	2002	2001(1)	2000(2)	1999	1998
(In thousands, except per unit and per capita amounts)

Operating Data
Net revenues	$502,851	$477,256	$472,920	$438,001	$419,500
Operating income	121,192	98,557	115,516	116,755	112,608
Income before taxes	88,576	74,414	94,159	101,384	97,948
Net income	71,417	57,894	77,806	85,804	83,441
Per limited partner unit (6)	1.39	1.13	1.50	1.63	1.58

Financial Position
Total assets	$822,257	$810,231	$764,143	$708,961	$631,325
Working capital (deficit)	(77,101)	(69,832)	(88,646)	(62,375)	(56,264)
Long-term debt	375,150	383,000	300,000	261,200	200,350
Partners' equity	305,320	308,250	330,589	349,986	341,991

Distributions Declared
Per limited partner unit	$1.66	$1.60	$1.53	$1.425	$1.29

Other Data
Depreciation and amortization	$41,682	$42,486	$39,572	$35,082	$32,065
Adjusted EBITDA (7)	170,103	152,704	162,915	151,837	144,673
Capital expenditures	55,279	47,801	93,487	80,400	68,055
Combined attendance (8)	12,380	11,890	11,703	11,224	11,450
Combined guest per capita spending (9)	$34.50	$34.41	$34.75	$33.72	$32.38

	For the years ended December 31,
	1997(3)	1996	1995(4)	1994	1993(5)
(In thousands, except per unit and per capita amounts)

Operating Data
Net revenues	$264,137	$250,523	$218,197	$198,358	$178,943
Operating income	76,303	81,121	73,013	68,016	57,480
Income before taxes	68,458	74,179	66,136	62,825	61,879
Net income	68,458	74,179	66,136	62,825	61,879
Per limited partner unit (6)	1.47	1.59	1.45	1.40	1.38

Financial Position
Total assets	$599,619	$304,104	$274,717	$223,982	$218,359
Working capital (deficit)	(40,472)	(27,511)	(27,843)	(25,404)	(22,365)
Long-term debt	189,750	87,600	80,000	71,400	86,800
Partners' equity	285,381	169,994	151,476	115,054	99,967

Distributions Declared
Per limited partner unit	$1.265	$1.20	$1.1375	$1.0625	$0.9625

Other Data
Depreciation and amortization	$21,528	$19,072	$16,742	$14,960	$14,473
Adjusted EBITDA (7)	97,831	100,193	89,755	82,976	71,953
Capital expenditures	44,989	30,239	28,520	19,237	23,813
Combined attendance (8)	7,405	7,445	6,783	6,148	5,761
Combined guest per capita spending (9)	$31.38	$30.59	$29.07	$29.23	$27.94

NOTE 1 - Operating results for Michigan's Adventure and Knott's Soak City-Palm Springs are included for the periods subsequent to their respective acquisition dates in 2001.

NOTE 2 - The 2000 operating results include a $7.8 million, or $0.15 per unit, non-recurring cost to terminate general partner fees.

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

NOTE 7 - Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash unit option expense, and all non-recurring costs.

NOTE 8 - Combined attendance includes attendance figures from the six amusement parks and the five separately-gated water parks.

NOTE 9 - Combined guest per capita spending includes all amusement park, water park, causeway tolls and parking revenues for the amusement park and water park operating season. Revenues from marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

The table below presents certain financial data expressed as a percent of net revenues and selective statistical information for the periods indicated.
For the years ended December 31,	2002		2001	2000
	(In millions)
Net revenues:
Admissions	$ 252.1	50.1%	50.2%	49.9%
Food, merchandise and games	201.1	40.0%	40.4%	41.1%
Accommodations and other	49.7	9.9%	9.4%	9.0%
Net revenues	502.9	100.0%	100.0%	100.0%

Cash operating costs and expenses	332.8	66.2%	68.0%	65.6%
Adjusted EBITDA	170.1	33.8%	32.0%	34.4%

Depreciation and amortization	41.7	8.3%	8.9%	8.3%
Other non-cash and non-recurring costs	14.9	2.9%	2.4%	1.7%
Interest expense	25.0	5.0%	5.1%	4.5%
Provision for taxes	17.1	3.4%	3.5%	3.5%
Net income	$ 71.4	14.2%	12.1%	16.4%

Selective Statistical Information:
Amusement park attendance (in thousands)		10,887	10,588	10,553
Amusement park per capita spending		$ 36.39	$ 36.28	$ 36.45
Water park attendance (in thousands)		1,493	1,302	1,150
Water park per capita spending		$ 20.72	$ 19.13	$ 19.22

Business Overview

The Partnership generates its revenues primarily from sales of (1) admission to its parks, (2) food, merchandise and games inside its parks, and (3) hotel rooms, food and other attractions outside its parks. The Partnership's principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance. The fixed nature of these costs makes attendance a key factor in the profitability of each park. Results of operations include Knott's Soak City-Palm Springs and Michigan's Adventure since their acquisition in late May of 2001.

Key Accounting Policies

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

Results of Operations

Net revenues for the year ended December 31, 2002 were $502.9 million, a 5% increase over the year ended December 31, 2001. This followed a 1% increase in 2001, when revenues rose to $477.3 million from $472.9 million in 2000. Net revenues for 2002 reflect a 4% increase in combined attendance across our 11 properties (to a record 12.4 million from 11.9 million in 2001), a 9% increase in out-of-park revenues and a slight increase in combined in-park guest per capita spending (to $34.50 from $34.41 in 2001). The increase in out-of-park revenues was driven primarily by healthy improvement in occupancy levels at Cedar Point's resort hotels.

In 2002, successful capital investments at both Cedar Point and Knott's Berry Farm, along with strong marketing programs and a record year at Dorney Park, boosted combined attendance at the Partnership's six amusement parks by 3% to 10.9 million guests. At Cedar Point, the introduction of the park's 15th roller coaster and the addition of the new PEANUTS-themed ice show, contributed to the park's strong performance. The introduction of the Xcelerator roller coaster in July and a strong Halloween Haunt promotion in October led Knott's Berry Farm to a strong second half of the year. At the five water parks, ideal weather conditions at the Midwest properties, along with a full-year contribution from Knott's Soak City-Palm Springs, led to a 15% increase in attendance to 1.5 million guests. Excluding the impact of the new park, combined water park attendance was still up 10% from a year ago.

In 2001, the contribution of Michigan's Adventure, along with a very strong year at Dorney Park, offset attendance declines at the Partnership's other four amusement parks resulting from the weak economy and the lack of a major new attraction. Much improved weather, together with the very successful debut of the Talon roller coaster, contributed to Dorney's strong performance. Combined attendance at the six amusement parks finished 2001 at 10.6 million, up slightly from 2000. Meanwhile, combined attendance at the Partnership's five water parks increased 13% to 1.3 million guests, in part due to the contribution of the Palm Springs water park. Combined per capita spending in 2001 decreased 1% due to more aggressive promotions being offered during the year at several of the parks, as well as a shift in the mix of attendance toward lower per capita parks, such as the water parks.

Cash operating costs and expenses, excluding depreciation and all non-cash and non-recurring charges, increased only 2.5% to $332.8 million from $324.6 million in 2001 and $310.0 million in 2000, due in part to the mid-year addition of Michigan's Adventure and Knott's Soak City-Palm Springs in 2001.

Management believes that a very meaningful measure of operating results and the Partnership's ability to generate cash flow for distributions to unitholders is adjusted EBITDA, which represents earnings before interest, taxes, depreciation and non-cash and non-recurring charges. In 2002, adjusted EBITDA increased 11% to $170.1 million compared to $152.7 million in 2001 and $162.9 million in 2000. The consolidated adjusted EBITDA margin improved to 33.8% from 32.0% in 2001, largely due to attendance increases at the Partnership's three largest parks. (Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered a substitute for operating income, net income or cash flows from operating activities. In addition, adjusted EBITDA may not be comparable to similarly-titled measures of other companies.)

Other non-cash and non-recurring costs include several items. Consistent with prior periods, variable-priced unit options have been "marked to market" as they vest over their contractual life. Based on additional vesting of the options and the change in the market price of limited partnership units from year to year, a non-cash charge of $4.0 million was recorded in 2002 compared to $11.7 million in 2001. In 2003, under SFAS No. 123, "Accounting for Stock-Based Compensation," the Partnership expects to recognize approximately $5.2 million of unit option expense.

The Partnership recorded a provision of $3.2 million in 2002 for the estimated portion of the net book value of certain fixed assets that might not be recoverable after they were removed from service. In 2000, the Partnership recorded $7.8 million of non-recurring costs incurred in eliminating its previous general partner fee and executive compensation systems.

In 2000 and 2001, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate debt into fixed-rate debt at favorable rates. Under the applicable accounting rules, the Partnership recognized a $7.6 million non-cash charge in other expense in 2002 related to the change in fair value of two of its swap option agreements that could not be designated as effective hedges. This amount will reverse into income in 2003 and 2004 as the swaps continue to serve the purpose of leveling cash interest costs.

After these non-cash charges and credits, and interest expense and provision for taxes, both of which were comparable between years, net income for 2002 increased to $71.4 million compared to $57.9 million in 2001 and $77.8 million in 2000.

For 2003, the Partnership plans to invest approximately $48 million in capital improvements at its 11 properties, including the introduction of Top Thrill Dragster, the world's tallest and fastest roller coaster, at Cedar Point, and the addition of a double-impulse roller coaster, called Steel Venom, at Valleyfair. The Partnership is optimistic that these investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in the parks' market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude management from anticipating significant long-term increases in attendance at the parks. Historically, Cedar Fair has been able to improve its revenues and profitability by continuing to make substantial investments in its parks and resort facilities. This has enabled the Partnership to maintain consistently high attendance levels, as well as increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses. In 2001 and 2002, however, competitive discounting and soft economic conditions in the Partnership's regional market areas led to virtually flat in-park guest per capita spending.

Partnership Financial Condition

The Partnership ended 2002 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.6 at December 31, 2002 is the result of the Partnership's highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required. The Partnership has no significant off-balance sheet financing arrangements.

In 2002, cash generated from operations totaled $146.5 million and new term loan borrowings provided $90.0 million. The Partnership used $55.3 million for capital expenditures, $83.4 million for distributions to the general and limited partners, and $97.9 million to pay down revolving credit borrowings. Distributions in 2003, at the current annual rate of $1.68 per unit, would total approximately $85 million, 2% higher than the distributions paid in 2002.

At yearend, the Partnership had $240 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $135.2 million as of December 31, 2002, of which $100 million has been converted to fixed-rate obligations for a period of up to two more years by use of interest rate swap agreements. Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Accountants

To the Partners of Cedar Fair, L.P.:In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Cedar Fair, L.P. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002 (except with respect to the new term debt discussed in Note 3, as to which the date was February 8, 2002).

PricewaterhouseCoopers LLP

Cleveland, Ohio,

February 5, 2003.

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2002	2001

ASSETS

Current Assets:
Cash	$ 2,171	$ 2,280
Receivables	6,623	4,715
Inventories	13,895	14,116
Prepaids	6,548	5,757
Total current assets	29,237	26,868
Property and Equipment:
Land	149,380	148,742
Land improvements	127,919	122,411
Buildings	254,512	249,786
Rides and equipment	522,234	495,241
Construction in progress	21,811	12,988
	1,075,856	1,029,168
Less accumulated depreciation	(294,354)	(257,250)
	781,502	771,918
Intangibles, net of amortization	11,518	11,445
	$ 822,257	$ 810,231
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	28,045	21,206
Distribution payable to partners	21,252	20,732
Accrued interest	5,953	4,398
Accrued taxes	16,893	15,368
Accrued salaries, wages and benefits	11,457	11,158
Self-insurance reserves	11,250	11,500
Other accrued liabilities	1,488	2,338
Total current liabilities	106,338	96,700

Accrued Taxes	32,615	23,675

Other Liabilities	12,834	8,606

Long-Term Debt:
Revolving credit loans	135,150	233,000
Term debt	230,000	140,000
	365,150	373,000

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	70	85
Limited partners, 50,549 and 50,514 units outstanding
in 2002 and 2001, respectively	285,675	297,397
Limited partnership unit options	14,875	11,661
Accumulated other comprehensive loss	(590)	(6,183)
Total partners' equity	305,320	308,250
	$ 822,257	$ 810,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2002	2001	2000

Net Revenues:
Admissions	$ 252,143	$ 239,762	$ 236,145
Food, merchandise and games	201,044	192,768	194,245
Accommodations and other	49,664	44,726	42,530
	502,851	477,256	472,920
Costs and Expenses:
Cost of products sold	52,989	52,425	51,758
Operating expenses	216,528	211,833	203,680
Selling, general and administrative	63,231	60,294	54,567
Depreciation and amortization	41,682	42,486	39,572
Non-cash unit option expense	4,029	11,661	-
Provision for loss on retirement of assets	3,200	-	-
Non-recurring cost to terminate
general partner fees	-	-	7,827
	381,659	378,699	357,404
Operating Income	121,192	98,557	115,516
Interest Expense	24,967	24,143	21,357
Other Expense	7,649	-	-
Income Before Taxes	88,576	74,414	94,159
Provision for Taxes	17,159	16,520	16,353
Net Income	$ 71,417	$ 57,894	$ 77,806
Net Income Allocated to General Partner	71	58	78
Net Income Allocated to Limited Partners	$ 71,346	$ 57,836	$ 77,728

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding - basic	50,523	50,745	51,369
Net income per limited partner unit - basic	$ 1.41	$ 1.14	$ 1.51

Weighted average limited partner units and equivalents outstanding - diluted	51,263	51,113	51,679
Net income per limited partner unit - diluted	$ 1.39	$ 1.13	$ 1.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the years ended December 31,	2002	2001	2000

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$71,417	$57,894	$77,806
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	41,682	42,486	39,572
Non-cash unit option expense	4,029	11,661	-
Provision for loss on retirement of assets	3,200	-	-
Other non-cash expenses	7,649	-	-
Change in assets and liabilities, net of effects from acquisitions
Decrease (increase) in inventories	221	(274)	(1,407)
Decrease (increase) in current and other assets	(1,960)	(2,760)	1,894
Increase (decrease) in accounts payable	6,839	4,146	(5,001)
Increase in accrued taxes	10,465	9,100	9,618
Increase (decrease) in self-insurance reserves	(250)	1,344	785
Increase (decrease) in other current liabilities	1,004	2,977	(1,963)
Increase (decrease) in other liabilities	2,172	(1,606)	(7,187)
Net cash from operating activities	146,468	124,968	114,117
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(55,279)	(47,801)	(93,487)
Acquisition of Michigan's Adventure:
Property and equipment acquired	-	(27,959)	-
Negative working capital assumed	-	358	-
Acquisition of Knott's Soak City - Palm Springs:
Property and equipment acquired	-	(9,311)	-
Net cash (for) investing activities	(55,279)	(84,713)	(93,487)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(97,850)	(14,861)	77,350
Net term debt borrowings	90,000	50,000	-
Distributions paid to partners	(83,448)	(80,163)	(77,518)
Repurchase of limited partnership units	-	(32,267)	(26,566)
Reduction of general partner interest	-	-	(1,000)
Issuance of units for vested deferred compensation	-	-	8,858
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 limited partnership units	-	27,613	-
Acquisition of Knott's Soak City - Palm Springs:
Borrowings on revolving credit loans	-	9,311	-
Net cash (for) financing activities	(91,298)	(40,367)	(18,876)
CASH
Net increase (decrease) for the period	(109)	(112)	1,754
Balance, beginning of period	2,280	2,392	638
Balance, end of period	$ 2,171	$ 2,280	$ 2,392
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$23,412	$23,219	$20,672
Interest capitalized	807	551	1,839
Cash payments for income taxes	7,546	7,409	7,127

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands, except unit and per unit amounts)
For the years ended December 31,	2002	2001	2000

SPECIAL L.P. INTERESTS	$ 5,290	$ 5,290	$ 5,290
GENERAL PARTNER'S EQUITY
Beginning balance	85	110	549
Net income	71	58	78
Partnership distributions declared	(86)	(83)	(78)
Reduction of general partner interest	-	-	(439)
	70	85	110

LIMITED PARTNERS' EQUITY
Beginning balance	297,397	325,189	344,147
Net income	71,346	57,836	77,728
Partnership distributions declared	(83,883)	(80,974)	(78,417)
(2002 - $1.66; 2001 - $1.60;
2000 - $1.53 per limited partner unit)
Repurchase of limited partnership units	-	(32,267)	(26,566)
(2002 - none; 2001 - 1,549,600;
2000 - 1,474,447 limited partnership units)
Reduction of general partner interest	-	-	(561)
Limited partnership units issued upon option exercise	815	-	-
Issuance of 1,250,000 limited partnership units
for acquisition of Michigan's Adventure	-	27,613	-
Issuance of 489,798 units for vested
deferred compensation	-	-	8,858
	285,675	297,397	325,189

L.P. UNIT OPTIONS
Beginning balance	11,661	-	-
Increase in vested value of limited partnership unit options	4,029	11,661	-
Limited partnership unit options exercised	(815)	-	-
	14,875	11,661	-

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(6,183)	-	-
Cumulative effect of change in accounting
as of January 1, 2001	-	(1,239)	-
Change in unrealized loss on interest rate swap agreements	5,593	(4,944)	-
	(590)	(6,183)	-
Total Partners' Equity	$305,320	$308,250	$330,589

SUMMARY OF COMPREHENSIVE INCOME
Net income	$ 71,417	$ 57,894	$ 77,806
Other comprehensive income (loss) on interest
rate swap agreements	5,593	(6,183)	-
Total Comprehensive Income	$ 77,010	$ 51,711	$ 77,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's General Partner is Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "General Partner"). The General Partner owns a 0.1% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2002, there were 50,549,303 outstanding limited partnership units registered on The New York Stock Exchange, net of 1,240,880 units held in treasury.

In August 2000, the Partnership obtained approval at a special meeting of its limited partners to revise its general partner fee and executive compensation systems, retroactive to January 1, 2000. After this transaction, the Partnership's limited partner units represent, in the aggregate, a 99.9% interest in income, losses and cash distributions of the Partnership, compared with a 99.5% interest in prior periods. The Partnership Agreement was also amended to eliminate the fees paid by the Partnership to the General Partner, retroactive to January 1, 2000. In previous years the General Partner earned a fee equal to 0.25% of the Partnership's net revenues, as defined, and also earned incentive compensation when quarterly distributions exceeded certain levels as defined in the Partnership Agreement.

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

(2) Summary of Significant Accounting Policies:

The following policies are used by the Partnership in preparation of the accompanying consolidated financial statements.

Principles of Consolidation The consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances are eliminated in consolidation.

Segment Reporting The Partnership is in the single business of operating amusement and water parks with accompanying resort facilities.

Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Actual results could differ from those estimates.

Inventories The Partnership's inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased.

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

Impairment of Long-Lived Assets Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. During the first quarter of 2002, the Partnership removed certain fixed assets from service at its parks, and recorded a provision of $3.2 million for the estimated portion of the net book value of these assets that may not be recoverable.

Goodwill Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be tested annually for impairment. The adoption of this statement did not have a material impact on the consolidated operating results or financial position of the Partnership, as no impairment was identified.

Revenue Recognition Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period.

Advertising Costs The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $29.9 million in 2002. Amounts incurred through yearend for the following year's advertising programs are included in prepaid expenses.

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

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P., with new taxes levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded provisions of $17.2 million, $16.5 million and $16.4 million for these federal and state taxes in 2002, 2001 and 2000, respectively.

Unit-Based Compensation Effective January 1, 2003, the Partnership will begin to account for unit options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted since its plan was adopted in 2000. Prior to 2003, the Partnership accounted for all unit-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Under APB Opinion No. 25, the Partnership's variable-price options were "marked to market" over their vesting period whenever the exercise price was lower than the market price of limited partnership units. As of December 31, 2002, the weighted average exercise price of the outstanding variable-price options was $15.61. Approximately $4.0 million and $11.7 million in non-cash compensation expense, with an offsetting credit to partners' equity, has been recognized in the accompanying 2002 and 2001 consolidated financial statements, respectively. No compensation expense was recognized in 2000, as the exercise price of the variable-price options was higher than the market price of the limited partnership units at yearend.

Had compensation expense for the option plan been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income and earnings per unit would have been as follows:

Years Ended December 31,	2002	2001	2000
(In thousands, except per unit amounts)
Net income, as reported	$ 71,417	$ 57,894	$ 77,806
Plus: Total unit-based compensation expense included in reported net income	4,029	11,661	-
Less: Total unit-based compensation expense determined under fair value-based method for all awards	(4,988)	(5,491)	(4,615)
Pro forma net income	$ 70,458	$ 64,064	$ 73,191

Earnings per unit:
Basic - as reported	$ 1.41	$ 1.14	$ 1.51
Basic - pro forma	1.39	1.26	1.42

Diluted - as reported	$ 1.39	$ 1.13	$ 1.50
Diluted - pro forma	1.38	1.26	1.41

Earnings Per Unit The Partnership has presented earnings per unit amounts for all periods to conform with SFAS No.128, "Earnings per Share." For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2002	2001	2000
(In thousands, except per unit amounts)
Basic weighted average units outstanding	50,523	50,745	51,369
Effect of dilutive units:
Unit options	740	368	-
Deferred units	-	-	310
Diluted weighted average units outstanding	51,263	51,113	51,679
Net income per unit - basic	$ 1.41	$ 1.14	$ 1.51
Net income per unit - diluted	$ 1.39	$ 1.13	$ 1.50

Reclassification Certain reclassifications have been made to amounts reported in 2001 and 2000 to conform with the 2002 presentation.

(3) Long- Term Debt:

Long-term debt at December 31, 2002 and 2001 consisted of the following:

(In thousands)	2002	2001

Revolving credit loans	$ 135,150	$ 233,000
Term debt:
August 1994 senior notes at 8.43%	40,000	50,000
January 1998 senior notes at 6.68%	50,000	50,000
August 2001 senior notes at 6.40%	50,000	50,000
February 2002 senior notes at 6.44% average rate	100,000	-
	375,150	383,000
Less current portion	10,000	10,000
	$ 365,150	$ 373,000

Revolving Credit Loans The Partnership has a credit agreement with eight banks under which it has available a $275 million revolving credit facility through November 2004. As of December 31, 2002, borrowings under this credit facility were $135.2 million at an effective rate of 2.2%. The maximum outstanding revolving credit balance during 2002 was $267.0 million.

Borrowings under the agreement bear interest at LIBOR plus 0.775% per annum, with other rate options. The agreement requires the Partnership to pay a commitment fee of up to 0.225% per annum on the daily unused portion of the credit. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $807,000, $551,000 and $1,839,000 on such projects was capitalized in 2002, 2001 and 2000, respectively.

Term Debt In February 2002, the Partnership entered into a new note agreement for the issuance of $100 million in senior notes with maturities of 5-13 years at a weighted average interest rate of 6.44%. The proceeds were used to reduce revolving credit borrowings.

At December 31, 2002, the scheduled annual maturities of term debt were as follows (in thousands):

2003	$ 10,000
2004	20,000
2005	20,000
2006	20,000
2007	40,000
Thereafter	130,000
$ 240,000

The fair value of the aggregate future repayments on term debt at December 31, 2002, as required by SFAS No. 107, would be approximately $253.0 million, applying a discount rate of 6.0%. The Partnership may make prepayments on any of these notes with defined premiums.

Covenants Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of partners' equity, and comply with certain cash flow, interest coverage, and debt to net worth levels. The Partnership was in compliance with these covenants as of December 31, 2002.

(4) Derivative Financial Instruments:

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time. In 2000 and 2001, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate bank debt into fixed-rate debt at favorable rates.

The Partnership accounts for the use of derivative financial instruments according to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. This statement requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives that effectively hedge a business transaction, as narrowly defined, are recorded each period in an equity account called "other comprehensive income (loss)." An ineffective financial instrument's change in fair value, if any, is recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

As of December 31, 2002, two of the Partnership's interest rate swap option agreements contained provisions that did not meet the definition of derivative instruments that could be designated as hedges under SFAS No. 133. Consequently, the Partnership recognized a $7.6 million charge in other expense in the current year related to the change in fair value of these two options. The amount recorded as other expense will reverse into income in 2003 and 2004 as the contracts continue to serve the purpose of leveling cash interest costs as intended. The remainder of the Partnership's interest rate swap agreements qualify as fully effective hedges under SFAS No. 133. The fair market value of these agreements, which was obtained from broker quotes, was a net liability of $590,000 at December 31, 2002.

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

Unit Options In August 2000, the Partnership's unitholders approved the establishment of a new Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as an element of compensation to senior management and other key employees, including the grant of 2.3 million unit options, with a variable exercise price, in connection with the termination of the Partnership's general partner fee and executive compensation systems. As of December 31, 2002, the Partnership had 2,212,200 variable-price options and 793,250 fixed-price options outstanding under the plan. All options vest over a five-year period and have a maximum term of ten years. The variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.53, $2.16 and $11.61, respectively. The fair value of each option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	5.3%	6.0%	7.6%
Expected distribution yield	6.8%	7.6%	8.2%
Expected volatility factor	18.0%	21.5%	21.3%
Expected life	10 years	10 years	10 years

A summary of option activity during 2002, 2001 and 2000 follows:

	Number of Units	Weighted Average Exercise Price
2000
Options outstanding at beginning of year	-	-
Granted	2,415,100	$19.93
Exercised	-	-
Forfeited	-	-
Options outstanding at end of year	2,415,100	$18.83
Options exercisable at end of year	-	-
2001
Options outstanding at beginning of year	2,415,100	$18.83
Granted	463,600	20.61
Exercised	(4,300)	18.08
Forfeited	(67,100)	18.01
Options outstanding at end of year	2,807,300	$17.81
Options exercisable at end of year	690,940	$17.45
2002
Options outstanding at beginning of year	2,807,300	$17.81
Granted	331,000	23.94
Exercised	(117,350)	16.49
Forfeited	(15,500)	17.12
Options outstanding at end of year	3,005,450	$17.28
Options exercisable at end of year	1,107,730	$16.14

The following table summarizes information about unit options outstanding at December 31, 2002:

Outstanding Options					Options Exercisable
Type	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Variable	$14.62 - $15.63	2,212,200	7.2 years	$15.61	987,480	$15.61
Fixed	$17.85 - $24.14	793,250	8.5 years	21.94	120,250	20.46
	$14.62 - $24.14	3,005,450	7.5 years	$17.28	1,107,730	$16.14

Unit Repurchase Program The Board of Directors has authorized the Partnership to repurchase through open market or privately negotiated transactions up to $75.0 million of its limited partnership units. Through December 31, 2002, the Partnership had made net repurchases of 2,738,567 units at an approximate cost of $53.8 million. As of December 31, 2002, 1,240,880 units remain held in treasury at an approximate cost of $22.4 million.

(6) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $3,541,000 in 2002, $3,414,000 in 2001, and $3,373,000 in 2000. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions approximated $1,305,000 in 2002, $1,227,000 in 2001, and $1,249,000 in 2000.

In addition, approximately 160 employees are covered by union-sponsored, multi-employer pension plans for which approximately $550,000, $520,000, and $503,000 were contributed for the years ended December 31, 2002, 2001, and 2000, respectively. The Partnership believes that, as of December 31, 2002, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

(7) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(8) Acquisitions:

The Partnership acquired two parks during 2001. On June 1, 2001, Michigan's Adventure amusement park, located near Muskegon, Michigan, was acquired for 1,250,000 unregistered limited partnership units valued at approximately $27.6 million. On May 29, 2001, Oasis Water Park, located in Palm Springs, California, was acquired for a cash purchase price of $9.3 million, and was later renamed Knott's Soak City - Palm Springs.

The purchase price of each acquisition has been allocated to assets and liabilities acquired based on their relative fair values at the date of acquisition, and their assets, liabilities and results of operations are included in the accompanying consolidated financial statements since the respective acquisition dates.

Unaudited Quarterly Operating Results (1)

Quarterly operating results for 2002 and 2001 are presented in the table below:
(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-diluted
2002
1st Quarter (3)	$ 23,936	$ (25,833)	$ (34,019)	$ (.66)
2nd Quarter (2) (3)	147,569	32,338	18,801.37
3rd Quarter (2) (3)	273,513	118,739	99,708	1.94
4th Quarter	57,833	(4,052)	(13,073)	(.26)
	$ 502,851	$ 121,192	$ 71,417	$ 1.39
2001
1st Quarter	$ 19,937	$ (23,915)	$ (30,456)	$ (.60)
2nd Quarter	123,665	17,387	6,638.13
3rd Quarter	285,635	123,255	107,246	2.10
4th Quarter	48,019	(18,170)	(25,534)	(.50)
	$ 477,256	$ 98,557	$ 57,894	$ 1.13

  To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

  The 2002 second quarter results included one more week of operations, and the 2002 third quarter one less week, than the 2001 periods.

  The unaudited amounts for the first three quarters of 2002 have been restated from those originally included in the Registrant's filings on Form 10-Q as shown in the following table. The unaudited amounts have been adjusted for the reclassification of non-cash charges of $1.5 million, $1.9 million and $3.5 million in the first, second and third quarters, respectively, to reflect the change in fair value of two interest rate swap option agreements as other expense rather than other comprehensive income. The adjustments had no effect on reported amounts of liabilities or total partners' equity in any period.

	First Quarter		Second Quarter		Third Quarter
	Ended March 31, 2002		Ended June 30, 2002		Ended September 29, 2002
	As Filed	As Adjusted	As Filed	As Adjusted	As Filed	As Adjusted
Consolidated Statements of Operations
Net revenues	$ 23,936	$ 23,936	$ 147,569	$ 147,569	$ 273,513	$ 273,513
Operating income (loss)	(25,833)	(25,833)	32,338	32,338	118,739	118,739
Net income (loss)	(32,526)	(34,019)	20,678	18,801	103,173	99,708
Net income (loss) allocated to general partner	(33)	(34)	21	19	103	100
Net income (loss) allocated to limited partners	(32,493)	(33,985)	20,657	18,782	103,070	99,608

Earnings per limited partner unit:
Weighted average limited partner units outstanding - basic	50,514	50,514	50,514	50,514	50,514	50,514
Net income (loss) per limited partner unit - basic	$ (0.64)	$ (0.67)	$ 0.41	$ 0.37	$ 2.04	$ 1.97

Weighted average limited partner units outstanding - diluted	51,269	51,269	51,260	51,260	51,224	51,224
Net income (loss) per limited partner unit - diluted	$ (0.63)	$ (0.66)	$ 0.40	$ 0.37	$ 2.01	$ 1.94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

Arthur Andersen LLP served as the Partnership's independent accountants for many years. Due to Arthur Andersen ceasing operations, PricewaterhouseCoopers LLP was engaged on June 13, 2002 to audit our consolidated financial statements for the year ended December 31, 2002. The audit committee and board of directors of the General Partner approved the appointment of PricewaterhouseCoopers as our independent accountants.

We believe, and were advised by Arthur Andersen LLP that it concurs in such belief, that for the years ending December 31, 2001 and 2000, and the subsequent interim period through June 13, 2002, we and Arthur Andersen did not have any disagreements on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in their report on the financial statements for such years; and there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

The report of Arthur Andersen LLP on our financial statements for the years ending December 31, 2001 and 2000, did not contain an adverse opinion, a disclaimer of opinion, or a qualified opinion arising from the audit scope, the accounting principles applied, or an uncertainty.

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

Directors:

Name	Age	Position with General Partner

Richard L. Kinzel	62	President and Chief Executive Officer, Director since 1986
Bruce A. Jackson	51	Corporate Vice President-Finance and Chief Financial Officer, Director since 2000
Richard S. Ferreira *#	62	Director since 1997
Michael D. Kwiatkowski *#	55	Director since 2000
David L. Paradeau #	60	Director since 2003
Steven H. Tishman	46	Director since 2003
Thomas A. Tracy *	71	Director since 1993

* Member of Audit Committee.

# Member of Compensation Committee.

The Board of Directors of the General Partner has a Compensation Committee and an Audit Committee. The Compensation Committee reviews the Partnership's compensation and employee benefit policies and programs and recommends related actions, as well as executive compensation decisions, to the Board of Directors. The Audit Committee selects and meets periodically with the Partnership's independent accountants, reviews the activities of the Partnership's internal audit staff, considers the recommendations of the independent accountants and internal auditors, and reviews the quarterly financial statements each quarter and the annual financial statements upon completion of the audit.

Each director of the General Partner is elected for a one-year term.

Executive Officers:

Name	Age	Position with General Partner

Richard L. Kinzel	62	President and Chief Executive Officer since 1986
Bruce A. Jackson	51	Corporate Vice President-Finance and Chief Financial Officer since 1992
Richard J. Collingwood	63	Corporate Vice President-Administration since 2000
Charles M. Paul	49	Vice President & Corporate Controller since 2000
Robert A. Decker	42	Corporate Vice President-Planning & Design since 2002
Daniel R. Keller	53	Vice President & General Manager-Cedar Point Resort since 2000
Jacob T. Falfas	51	Vice President & General Manager-West Coast Operations since 2000
John R. Albino	56	Vice President & General Manager-Dorney Park since 1995
Larry L. MacKenzie	47	Vice President & General Manager-Valleyfair since 2001
H. Philip Bender	46	Vice President & General Manager-Worlds of Fun since 2000
Camille Jourden-Mark	36	Vice President & General Manager-Michigan's Adventure since 2001

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

David L. Paradeau is owner and chief executive officer of Minnesota Zephyr Limited, in Stillwater, Minnesota. He was the founder and creator of this dining and entertainment operation, which was established in 1986. He is also the owner of D.L. Paradeau Marketing, a consulting firm in Bloomington, Minnesota.

Steven H. Tishman has been a managing director at Rothschild, Inc., in New York City, since November 2002. He was a managing director of Robertson Stephens from November 1999 to November 2002, prior to which he was a senior managing director of Bear, Stearns & Co., Inc. Mr. Tishman is also a Director of Claire's Stores, Inc. and Nautica Enterprises, Inc.

Thomas A. Tracy is a business consultant and was a partner in the accounting firm of Arthur Andersen LLP from 1966 until his retirement in 1989.

Executive Officers:

Richard L. Kinzel. See "Directors" above.

Bruce A. Jackson. See "Directors" above.

Richard J. Collingwood has served as Corporate Vice President-Administration since the end of 2000. Prior to that, he had served as Corporate Vice President-General Services since 1992.

Charles M. Paul has served as Vice President & Corporate Controller since 2000. Prior to that, he had served as Corporate Controller from 1996 to 2000. Mr. Paul is a certified public accountant.

Robert A. Decker has served as Corporate Vice President-Planning & Design since the end of 2002. Prior to that, he had served as Corporate Director-Planning and Design since 1999. Before joining Cedar Fair he served as Director of Planning and Design at Jack Rouse Associates, a design consultancy firm, from 1989 to 1998.

Daniel R. Keller has served as Vice President & General Manager of Cedar Point Resort since the end of 2000. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995.

Jacob T. Falfas has served as Vice President & General Manager of West Coast Operations since the end of 2000. Prior to that, he served as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, executive officers and persons who own more than ten percent of its Depositary Units ("Insiders") to file reports of ownership and changes in ownership, within specified periods following any change in such ownership, with the Securities and Exchange Commission and The New York Stock Exchange, and to furnish the Partnership with copies of all such forms they file. The Partnership understands from the information provided to it by these individuals that all filing requirements applicable to the Insiders were met for 2002.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
				Other		Securities
		Salary	Bonus	Annual Compensation	Restricted Unit Awards	Underlying Options	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)

Richard L. Kinzel,	2002	840,000	420,000	-	936,192	150,000	17,050
President and Chief	2001	839,231	336,000	-	-	230,000	17,150
Executive Officer	2000	799,979	412,933	1,590,336	-	720,000	16,450

Bruce A. Jackson, Corporate	2002	424,750	212,500	-	146,319	35,000	17,050
Vice President-Finance	2001	411,769	164,800	-	-	70,000	17,150
and Chief Financial Officer	2000	399,991	205,130	592,356	-	255,000	16,450

Jacob T. Falfas, Vice President	2002	365,012	162,425	-	-	15,000	15,700
and General Manager-	2001	362,750	99,825	-	-	20,000	16,923
West Coast Operations	2000	349,706	180,986	386,376	-	205,000	15,650

John R. Albino, Vice President	2002	310,000	226,300	-	-	10,000	17,050
and General Manager- Dorney	2001	309,808	147,250	-	-	12,000	17,150
Park & Wildwater Kingdom	2000	299,994	154,704	483,840	-	205,000	16,450

Daniel R. Keller, Vice President	2002	325,000	167,375	-	24,100	15,000	17,050
and General Manager-Cedar	2001	324,711	89,375	-	-	17,500	17,150
Point Resort	2000	302,302	159,704	481,957	-	205,000	16,450

Notes To Summary Compensation Table:
Column (e)	Other Annual Compensation. One-time payments made in 2000 in connection with eliminating the Partnership's previous General Partner fee and executive compensation systems.

Column (f)

Restricted Unit Awards. Phantom limited partnership units granted under Senior Management Long-Term Incentive Compensation Plan. The aggregate number of phantom limited partnership units awarded to Messrs. Kinzel, Jackson, and Keller as of December 31, 2002, together with their market value at yearend, were 41,333 ($975,459), 6,460 ($152,456), and 1,064 ($25,110), respectively. These units will accrue additional phantom units on the date of each quarterly distribution paid by the Registrant, calculated at the NYSE closing price on that date.

Column (i)	All Other Compensation. Comprises amounts accrued under the Partnership's Savings and Profit Sharing Plan, except for Mr. Falfas, who is covered under a separate plan for Knott's Berry Farm employees.

UNIT OPTIONS GRANTED IN 2002

(a)	(b)	(c)	(d)	(e)	(f)
		% of Total
	Number of Securities	Options Granted to
Name	Underlying Options Granted	Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value

Richard L. Kinzel	150,000	45%	$24.14	3/7/2012	$2.50

Bruce A. Jackson	35,000	11%	$24.14	3/7/2012	$2.50

Jacob T. Falfas	15,000	5%	$24.14	3/7/2012	$2.50

John R. Albino	10,000	3%	$24.14	3/7/2012	$2.50

Daniel R. Keller	15,000	5%	$24.14	3/7/2012	$2.50

Column (e)	Expiration Date. These unit options vest over a five-year period and have a maximum term of ten years.

Column (f)

Grant Date Present Value. The fair value of each unit option was estimated at the date of grant using a binomial option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.32%, a distribution yield of 6.8%, a volatility factor of 18.0% and a weighted-average expected life of 10 years.

UNIT OPTIONS EXERCISED IN 2002

AND DECEMBER 31, 2002 OPTION VALUES

(a)	(b)	(c)	(d)	(e)
			Number of Units Underlying	Value of Unexercised In-the-Money
	Number of		Options at 12/31/2002	Options at 12/31/2002
Name	Units Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable (#)	Exercisable/ Unexercisable ($)

Richard L. Kinzel	-	-	350,000	2,481,360
			750,000	3,947,040

Bruce A. Jackson	-	-	120,000	866,940
			240,000	1,375,410

Jacob T. Falfas	-	-	87,000	668,540
			153,000	1,025,310

John R. Albino	-	-	84,800	661,940
			142,200	1,007,910

Daniel R. Keller	-	-	86,000	665,540
			151,500	1,020,810

COMPENSATION OF DIRECTORS.

The Board of Directors establishes the fees paid to Directors and Board Committee members for services in those capacities. The current schedule of such fees is as follows:

1. For service as a member of the Board, $25,000 per annum, payable quarterly, plus $1,500 for attendance at each meeting of the Board;

2. For service as a Board Committee member, $250 for attendance at each Committee meeting held on the same date on which the Board of Directors meets and $1,500 for attendance at any additional Committee meeting held on a date other than a date on which the Board of Directors meets; and

3. For service as Chairman of a Committee of the Board, a fee of $2,500 per annum.

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

In addition, nine executive officers of the Partnership, including all five of the executive officers named in the Summary Compensation Table, are entitled to severance payments and continuation of existing insurance benefits if their employment is terminated within 24 months after any change in control occurs, as defined in a plan approved by the Board of Directors in 1995. Such severance payments and benefits range from 1.6 times the last five years' average cash compensation and 24 months of continued insurance benefits for park General Managers, to three times the last five years' average cash compensation, less $1, and 36 months of continued insurance benefits, for the President and Chief Executive Officer.

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

The amount of supplemental retirement benefits accrued to Messrs. Kinzel, Jackson, Falfas, Albino and Keller as of December 31, 2002, were $1,239,772, $61,931, $14,240, $145,433, and $0, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

A. Security Ownership of Certain Beneficial Owners.

According to information obtained by the Partnership from Schedule 13G filings with the Securities and Exchange Commission concerning the beneficial ownership of its units (determined in accordance with the rules of the Securities and Exchange Commission), there were no parties known to the Partnership to own more than 5 percent of its Depositary Units representing limited partner interests as of February 28, 2003.

B. Security Ownership of Management.

The following table sets forth the number of Depositary Units representing limited partner interests beneficially owned by each Director and named executive officer and by all officers and Directors as a group as of February 28, 2003.

	Amount and Nature of Beneficial Ownership
	Beneficial	Investment Power		Voting Power		Percent
Name of Beneficial Owner	Ownership	Sole	Shared	Sole	Shared	of Units

Richard L. Kinzel (1)	845,395	422,396	422,999	422,396	422,999	1.7
Bruce A. Jackson	119,350	117,350	2,000	117,350	2,000	*
Daniel R. Keller (1)	459,620	76,600	383,020	76,600	383,020	*
Jacob T. Falfas	43,396	38,812	4,584	38,812	4,584	*
John R. Albino	58,884	58,884	-0-	58,884	-0-	*
Richard S. Ferreira	3,297	464	2,833	464	2,833	*
Michael D. Kwiatkowski	-0-	-0-	-0-	-0-	-0-	*
David L. Paradeau	-0-	-0-	-0-	-0-	-0-	*
Steven H. Tishman	-0-	-0-	-0-	-0-	-0-	*
Thomas A. Tracy	11,476	9,282	2,194	9,282	2,194	*
All Directors and officers as a group (16 individuals)	1,305,249	865,315	439,934	865,315	439,934	2.6

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

ITEM 14. CONTROLS AND PROCEDURES.

Disclosure Controls.

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

Changes in Internal Controls.

Since the date of evaluation, there have not been any significant changes in the Partnership's internal controls or other factors that could significantly affect such controls.

PART IV

ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

A. 1. Financial Statements

With respect to the consolidated financial statements of the Registrant set forth below, attention is directed to pages 14-25 of this Report.
(i)	Consolidated Balance Sheets - December 31, 2002 and 2001.
(ii)	Consolidated Statements of Operations - Years ended December 31, 2002, 2001, and 2000.
(iii)	Consolidated Statements of Partners' Equity - Years ended December 31, 2002, 2001, and 2000.
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000.
(v)	Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000.
(vi)	Report of Independent Accountants.

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

10.31	Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002.
21*	Subsidiaries of Cedar Fair, L.P.
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B. Reports on Form 8-K.

The Registrant filed the following report on Form 8-K during the year ended December 31, 2002:

June 13, 2002: Form 8-K, Change in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED: March 26, 2003

/S/ Richard L. Kinzel

Richard L. Kinzel

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	President and Chief Executive Officer,	March 26, 2003
	Richard L. Kinzel	Director

/S/	Bruce A. Jackson	Corporate Vice President-Finance	March 26, 2003
	Bruce A. Jackson	(Chief Financial Officer), Director

/S/	Charles M. Paul	Vice President and Corporate Controller	March 26, 2003
	Charles M. Paul	(Chief Accounting Officer)

/S/	Richard S. Ferreira	Director	March 26, 2003
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 26, 2003
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 26, 2003
David L. Paradeau

/S/	Steven H. Tishman	Director	March 26, 2003
Steven H. Tishman

/S/	Thomas A. Tracy	Director	March 26, 2003
Thomas A. Tracy

CERTIFICATION

I, Richard L. Kinzel, certify that:

1) I have reviewed this annual report on Form 10-K of Cedar Fair, L.P.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Richard L. Kinzel
Richard L. Kinzel
President and Chief Executive Officer

CERTIFICATION

I, Bruce A. Jackson, certify that:

1) I have reviewed this annual report on Form 10-K of Cedar Fair, L.P.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2002

EXHIBIT INDEX
Exhibit Number	Description	Page

3.1*	Form of Third Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P. (included as Exhibit A to the Prospectus).	*
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

*
3.4	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated as of July 1, 1997.	45-47
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

*

EXHIBIT INDEX (continued)
Exhibit Number	Description	Page

10.28	Credit Agreement dated as of November 26, 2001 between Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and seven other banks as lenders.	*
10.29	First Amendment Agreement dated January 16, 2002 to the Credit Agreement dated November 26, 2001.	*
10.30

Note Purchase Agreement dated as of February 8, 2002 between Cedar Fair, L.P. and Subsidiaries and NY Life Insurance Company, NY Life Insurance and Annuity Corp., The Travelers Insurance Company, Teachers Insurance and Annuity Association of America and Jackson National Life Insurance Company.

*
10.31	Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002.	48-49
21*	Subsidiaries of Cedar Fair, L.P.	*
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T	*
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350	50
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350	51

*	Incorporated herein by reference: see Item 14 (A)(3).