Form 10-Q
period 2003-03-30
CEDAR FAIR L P
filed 2003-05-08
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

May 1, 2003

50,603,850

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4.	Controls and Procedures	10

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12
Certifications		13-14
Index to Exhibits		15

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEET

(In thousands)
	(Unaudited)	(Audited)
	3/30/03	12/31/02
ASSETS
Current Assets:
Cash	$ 2,736	$ 2,171
Receivables	3,337	6,623
Inventories	18,813	13,895
Prepaids	8,752	6,548
	33,638	29,237
Property and Equipment:
Land	149,380	149,380
Land improvements	128,085	127,919
Buildings	254,700	254,512
Rides and equipment	522,768	522,234
Construction in progress	35,136	21,811
	1,090,069	1,075,856
Less accumulated depreciation	(297,701)	(294,354)
	792,368	781,502
Intangibles, net of amortization	11,408	11,518
	$ 837,414	$ 822,257
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	33,080	28,045
Distribution payable to partners	22,288	21,252
Accrued interest	2,078	5,953
Accrued taxes	6,640	16,893
Accrued salaries, wages and benefits	6,152	11,457
Self-insurance reserves	10,070	11,250
Other accrued liabilities	1,165	1,488
	91,473	106,338

Accrued Taxes	42,424	32,615
Other Liabilities	12,006	12,834

Long-Term Debt:
Revolving credit loans	208,150	135,150
Term debt	230,000	230,000
	438,150	365,150
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	16	70
Limited partners, 50,604 and 50,549 units outstanding at
March 30, 2003 and December 31, 2002, respectively	233,207	285,675
Limited partnership unit options	14,848	14,875
Accumulated other comprehensive loss	-	(590)
	253,361	305,320
	$ 837,414	$ 822,257
	.

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per unit amounts)

	Three months ended		Twelve months ended
	3/30/03	3/31/02	3/30/03	3/31/02

Net revenues:
Admissions	$ 8,248	$ 9,805	$ 250,586	$ 241,719
Food, merchandise and games	10,806	11,632	200,218	194,550
Accommodations and other	2,445	2,499	49,610	44,986
	21,499	23,936	500,414	481,255

Costs and expenses:
Cost of products sold	3,328	3,694	52,623	53,024
Operating expenses	31,279	32,391	215,416	215,492
Selling, general and adminstrative	6,756	7,223	62,764	60,759
Depreciation and amortization	3,218	3,300	41,600	42,704
Non-cash unit option expense (credit)	1,243	(39)	5,311	9,437
Provision for loss on retirement of assets	-	3,200	-	3,200
	45,824	49,769	377,714	384,616

Operating income (loss)	(24,325)	(25,833)	122,700	96,639
Interest expense	5,937	5,797	25,107	24,153
Other expense	185	1,493	6,341	1,493

Income (loss) before taxes	(30,447)	(33,123)	91,252	70,993
Provision for taxes	1,087	896	17,350	16,662

Net income (loss)	(31,534)	(34,019)	73,902	54,331
Net income (loss) allocated to general partner	(32)	(34)	74	54
Net income (loss) allocated to limited partners	$ (31,502)	$ (33,985)	$ 73,828	$ 54,277

Basic earnings per limited partner unit:
Weighted average limited partner units
outstanding	50,575	50,514	50,538	50,675
Net income (loss) per limited partner unit	$ (0.62)	$ (0.67)	$ 1.46	$ 1.07

Diluted earnings per limited partner unit:
Weighted average limited partner units
outstanding	50,575	50,514	51,242	51,176
Net income (loss) per limited partner unit	$ (0.62)	$ (0.67)	$ 1.44	$ 1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(In thousands, except per unit amounts)

Three months ended
3/30/03

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance	70
Net loss	(32)
Partnership distributions declared	(22)
16
LIMITED PARTNERS' EQUITY
Beginning balance	285,675
Net loss	(31,502)
Partnership distributions declared
($0.44 per limited partnership unit)	(22,266)
Limited partnership units issued upon option exercise	1,300
233,207

L.P. UNIT OPTIONS
Beginning balance	14,875
Change in recognized value of limited partnership unit options	1,243
Limited partnership unit options exercised	(1,270)
14,848

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(590)
Change in unrealized loss on interest rate swap agreements	590
-

Total Partners' Equity	$ 253,361

SUMMARY OF COMPREHENSIVE INCOME (LOSS)
Net loss	$ (31,534)
Other comprehensive income on interest rate swaps	590
Total Comprehensive Loss	$ (30,944)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/30/03	3/31/02	3/30/03	3/31/02
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$ (31,534)	$ (34,019)	$ 73,902	$ 54,331
Adjustments to reconcile net income (loss) to net cash from
(for) operating activities
Depreciation and amortization	3,218	3,300	41,600	42,704
Non-cash unit option expense (credit)	1,243	(39)	5,311	9,437
Provision for loss on retirement of assets	-	3,200	-	3,200
Other non-cash expenses	185	1,493	6,341	1,493
Change in assets and liabilities, net of effects from
acquisitions:
(Increase) decrease in inventories	(4,918)	(4,715)	18	987
(Increase) decrease in current and other assets	1,083	(1,801)	1,119	(4,175)
Increase in accounts payable	5,035	9,456	2,418	3,575
Increase (decrease) in accrued taxes	(444)	1,426	8,594	9,277
Increase (decrease) in self-insurance reserves	(1,180)	(699)	(731)	383
(Decrease) in other current liabilities	(9,503)	(7,904)	(595)	(1,318)
Increase (decrease) in other liabilities	(423)	61	1,689	(1,632)
Net cash from (for) operating activities	(37,238)	(30,241)	139,666	118,262

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(13,975)	(18,471)	(50,977)	(56,038)
Acquisition of Michigan's Adventure:
Property and equipment acquired	-	-	-	(27,959)
Negative working capital assumed	-	-	-	358
Acquisition of Knott's Soak City - Palm Springs:
Property and equipment acquired	-	-	-	(9,311)
Net cash (for) investing activities	(13,975)	(18,471)	(50,977)	(92,950)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	73,000	16,500	(41,350)	(52,261)
Term debt borrowings	-	53,333	36,667	103,333
Distributions paid to partners	(21,252)	(20,732)	(83,969)	(81,057)
Exercise of limited partnership unit options	30	-	30	-
Repurchase of limited partnership units	-	-	-	(32,101)
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 units	-	-	-	27,613
Acquisition of Knott's Soak City - Palm Springs:
Borrowings on revolving credit loans	-	-	-	9,311
Net cash from (for) financing activities	51,778	49,101	(88,622)	(25,162)

CASH
Net increase for the period	565	389	67	150
Balance, beginning of period	2,171	2,280	2,669	2,519
Balance, end of period	$ 2,736	$ 2,669	$ 2,736	$ 2,669

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,812	$ 8,800	$ 24,424	$ 24,456
Interest capitalized	301	198	910	515
Cash payments for income taxes	3	53	7,496	7,433

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED

MARCH 30, 2003 AND MARCH 31, 2002

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 30, 2003 and March 31, 2002 to accompany the quarterly results. Because amounts for the twelve months ended March 30, 2003 include actual 2002 peak season operating results, they are not indicative of 2003 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the quarters ended March 30, 2003 and March 31, 2002 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, which were included in the Form 10-K filed on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following reporting procedures for its seasonal parks: (a) revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park's operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Unit Options:

As of January 1, 2003, the Partnership began accounting for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Partnership under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. Prior to 2003, the Partnership accounted for all unit-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In the quarter ended March 30, 2003, the Partnership recognized a non-cash charge of $1.2 million under SFAS No. 123, compared to a $39,000 credit recognized under APB Opinion No. 25 in the same period a year ago.

Had compensation expense for unit options been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income (loss) and earnings per unit would have been as follows:

	Three months ended	Twelve months ended
	3/31/02	3/30/03	3/31/02
(In thousands, except per unit amounts)

Net income (loss), as reported	$ (34,019)	$ 73,902	$ 54,331
Plus: Total unit-based compensation expense included in reported net income (loss)	(39)	5,311	9,437
Less: Total unit-based compensation expense determined under fair value-based method for all awards	(1,423)	(5,620)	(5,488)
Pro forma net income (loss)	$ (35,481)	$ 73,593	$ 58,280
Earnings per unit:
Basic - as reported	$ (0.67)	$ 1.46	$ 1.07
Basic - pro forma	$ (0.70)	$ 1.45	$ 1.15

Diluted - as reported	$ (0.67)	$ 1.44	$ 1.06
Diluted - pro forma	$ (0.70)	$ 1.44	$ 1.15

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/30/03	3/31/02	3/30/03	3/31/02
	(In thousands except per unit amounts)

Basic weighted average units outstanding	50,575	50,514	50,538	50,675
Effect of dilutive units:
Unit options	-	-	704	501

Diluted weighted average units outstanding	50,575	50,514	51,242	51,176

Net income (loss) per unit - basic	$ (0.62)	$ (0.67)	$ 1.46	$ 1.07

Net income (loss) per unit - diluted	$ (0.62)	$ (0.67)	$ 1.44	$ 1.06

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

First Quarter -

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Partnership's five seasonal amusement parks and five water parks, and daily operations at Knott's Berry Farm, which is open year-round. Net revenues for the first quarter of 2003 decreased to $21.5 million from $23.9 million in 2002, due primarily to lower early-season attendance at Knott's Berry Farm compared to last year's first quarter, which benefited from an earlier Easter season. In addition, attendance and revenues at Knott's in the current period were negatively impacted by nine days of rain compared to only four last year, including five days on which the park was forced to close early.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter decreased 4.5% to $41.4 million, due to a strong emphasis on expense controls at each of the parks. After depreciation and a $1.2 million non-cash charge for unit options, operating costs and expenses totaled $45.8 million for the period, compared to $49.8 million in 2002. Included in last year's operating costs and expenses were a small non-cash credit for unit options and a $3.2 million provision for estimated losses on the retirement of certain fixed assets removed from service at the Partnership's parks.

In 2000 and 2001, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate debt into fixed-rate debt at favorable rates. At the end of 2002, the Partnership recognized a $7.6 million non-cash charge in other expense related to the change in fair value of two of its swap option agreements that could not be designated as effective hedges under the applicable accounting rules. In order to more clearly reflect the timing of this charge to earnings during 2002, the Partnership elected to adjust its 2002 quarterly results, including recording a first quarter adjustment to other expense of $1.5 million. In the 2003 first quarter, the Partnership recognized a non-cash charge of $185,000 for the change in fair value of the swap option agreements during the period. These amounts totaling $7.8 million will reverse into income over the next eight quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After this non-cash charge, and interest expense and provision for taxes, both of which were comparable between years, the Partnership's net loss for the period was $31.5 million, or $0.62 per limited partner unit, compared to an adjusted net loss of $34.0 million, or $0.67 per unit, a year ago.

Twelve Months Ended March 30, 2003 -

For the twelve months ended March 30, 2003, which include actual 2002 peak season operating results, net revenues increased 4% to $500.4 million from $481.3 million for the twelve months ended March 31, 2002, which included actual 2001 peak season operating results. Over this same period, the Partnership's operating costs and expenses, before depreciation and other non-cash charges, increased slightly to $330.8 million from $329.3 million. After depreciation and all other non-cash charges, including unit option expense, operating income for the period increased to $122.7 million from $96.6 million, and net income increased to $73.9 million, or $1.44 per unit, from $54.3 million, or $1.06 per unit, a year ago.

Financial Condition and Liquidity:

The Partnership ended the first quarter of 2003 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.7 at March 30, 2003 is the result of the Partnership's highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses as required. The Partnership has no significant off-balance sheet financing arrangements.

At the end of the first quarter, the Partnership had $240 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $208.2 million as of March 30, 2003, of which $100 million has been converted to fixed-rate obligations for a period of two more years by use of interest rate swap agreements. Credit facilities and cash flow from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (99.1) Certification of Principal Executive Officer

Exhibit (99.2) Certification of Principal Financial Officer

(b) Reports on Form 8-K - The Registrant filed the following report on Form 8-K during the quarter ended March 30, 2003, and through the date of this filing:

On January 7, 2003, a Form 8-K was filed announcing the election of directors by the Partnership's general partner, Cedar Fair Management Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: May 7, 2003	Bruce A. Jackson
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

Date: May 7, 2003	/s/ Richard L. Kinzel
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

Date: May 7, 2003	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

INDEX TO EXHIBITS

Page Number

Exhibit (99.1) Certification of Principal Executive Officer 16

Exhibit (99.2) Certification of Principal Financial Officer 17