Form 10-Q
period 2003-06-29
CEDAR FAIR L P
filed 2003-08-12
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Units Outstanding As Of

August 1, 2003

50,629,400

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4.	Controls and Procedures	11

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Index to Exhibits		14

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	6/29/03	12/31/02
ASSETS
Current Assets:
Cash	$ 11,717	$ 2,171
Receivables	17,678	6,623
Inventories	24,233	13,895
Prepaids	6,872	6,548
	60,500	29,237
Property and Equipment:
Land	149,380	149,380
Land improvements	131,971	127,919
Buildings	256,479	254,512
Rides and equipment	562,967	522,234
Construction in progress	1,087	21,811
	1,101,884	1,075,856
Less accumulated depreciation	(312,803)	(294,354)
	789,081	781,502
Intangibles, net of amortization	11,207	11,518
	$ 860,788	$ 822,257
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 10,000	$ 10,000
Accounts payable	45,134	28,045
Distribution payable to partners	22,300	21,252
Accrued interest	6,157	5,953
Accrued taxes	10,316	16,893
Accrued salaries, wages and benefits	12,423	11,457
Self-insurance reserves	10,379	11,250
Other accrued liabilities	5,549	1,488
	122,258	106,338

Accrued Taxes	42,516	32,615
Other Liabilities	11,745	12,834

Long-Term Debt:
Revolving credit loans	204,300	135,150
Term debt	230,000	230,000
	434,300	365,150
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	10	70
Limited partners, 50,629 and 50,549 units outstanding at
June 29, 2003 and December 31, 2002, respectively	228,725	285,675
Limited partnership unit options	15,944	14,875
Accumulated other comprehensive loss	-	(590)
	249,969	305,320
	$ 860,788	$ 822,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/29/03	6/30/02	6/29/03	6/30/02	6/29/03	6/30/02

Net revenues:
Admissions	$ 70,429	$ 70,750	$ 78,677	$ 80,555	$ 250,265	$ 253,133
Food, merchandise and games	60,156	61,611	70,962	73,243	198,763	203,257
Accommodations and other	14,630	15,208	17,075	17,707	49,032	48,769
	145,215	147,569	166,714	171,505	498,060	505,159

Costs and expenses:
Cost of products sold	15,536	16,273	18,864	19,967	51,886	55,241
Operating expenses	65,281	63,496	96,560	95,887	217,201	221,159
Selling, general and adminstrative	19,568	19,588	26,324	26,811	62,744	62,404
Depreciation and amortization	15,443	14,516	18,661	17,816	42,527	44,320
Non-cash unit option expense	1,835	1,358	3,078	1,319	5,788	7,245
Provision for loss on retirement
of assets	-	-	-	3,200	-	3,200
	117,663	115,231	163,487	165,000	380,146	393,569

Operating income	27,552	32,338	3,227	6,505	117,914	111,590
Interest expense	6,422	6,725	12,359	12,522	24,804	24,458
Other (income) expense	(469)	1,877	(284)	3,370	3,995	3,370

Income (loss) before taxes	21,599	23,736	(8,848)	(9,387)	89,115	83,762
Provision for taxes	4,907	4,935	5,994	5,831	17,322	17,268

Net income (loss)	16,692	18,801	(14,842)	(15,218)	71,793	66,494
Net income (loss) allocated to
general partner	17	19	(15)	(15)	72	66
Net income (loss) allocated to
limited partners	$ 16,675	$ 18,782	$ (14,827)	$ (15,203)	$ 71,721	$ 66,428

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	50,605	50,514	50,591	50,514	50,561	50,534
Net income (loss) per limited
partner unit	$ 0.33	$ 0.37	$ (0.29)	$ (0.30)	$ 1.42	$ 1.31

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	51,286	51,260	50,591	50,514	51,190	51,113
Net income (loss) per limited
partner unit	$ 0.33	$ 0.37	$ (0.29)	$ (0.30)	$ 1.40	$ 1.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(In thousands, except per unit amounts)

Three months ended
6/29/03

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance, March 30, 2003	16
Net income	17
Partnership distributions declared	(23)
10
LIMITED PARTNERS' EQUITY
Beginning balance, March 30, 2003	233,207
Net income	16,675
Partnership distributions declared
($0.44 per limited partnership unit)	(22,277)
Limited partnership units issued upon option exercise	1,120
228,725

L.P. UNIT OPTIONS
Beginning balance, March 30, 2003	14,848
Change in recognized value of limited partnership unit options	1,835
Limited partnership unit options exercised	(739)
15,944

Total Partners' Equity	$ 249,969

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Six months ended		Twelve months ended
	6/29/03	6/30/02	6/29/03	6/30/02	6/29/03	6/30/02
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ 16,692	$ 18,801	$ (14,842)	$ (15,218)	$ 71,793	$ 66,494
Adjustments to reconcile net income (loss) to net
cash from operating activities
Depreciation and amortization	15,443	14,516	18,661	17,816	42,527	44,320
Non-cash unit option expense	1,835	1,358	3,078	1,319	5,788	7,245
Provision for loss on retirement of assets	-	-	-	3,200	-	3,200
Other non-cash (income) expense	(469)	1,877	(284)	3,370	3,995	3,370
Change in assets and liabilities:
(Increase) decrease in inventories	(5,420)	(3,842)	(10,338)	(8,557)	(1,560)	1,703
(Increase) decrease in current and other assets	(12,363)	(13,825)	(11,280)	(15,410)	2,582	(7,017)
Increase (decrease) in accounts payable	12,054	16,892	17,089	26,348	(2,420)	3,749
Increase in accrued taxes	3,768	2,838	3,324	4,264	9,525	10,447
Increase (decrease) in self-insurance reserves	309	585	(871)	(114)	(1,007)	1,642
Increase (decrease) in other current liabilities	14,734	14,201	5,231	6,297	(62)	1,844
Increase (decrease) in other liabilities	208	325	(215)	386	1,571	(1,925)
Net cash from operating activities	46,791	53,726	9,553	23,701	132,732	135,072

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(12,053)	(13,419)	(26,027)	(32,106)	(49,612)	(49,799)
Net cash (for) investing activities	(12,053)	(13,419)	(26,027)	(32,106)	(49,612)	(49,799)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on revolving credit loans	(3,850)	(54,750)	69,150	(38,250)	9,550	(148,700)
Term debt borrowings (payments)	-	46,667	-	100,000	(10,000)	150,000
Distributions paid to partners	(22,288)	(20,732)	(43,541)	(41,464)	(85,525)	(81,955)
Exercise of limited partnership unit options	381	-	411	-	411	-
Repurchase of limited partnership units	-	-	-	-	-	(1,866)
Net cash from (for) financing activities	(25,757)	(28,815)	26,020	20,286	(85,564)	(82,521)

CASH
Net increase (decrease) for the period	8,981	11,492	9,546	11,881	(2,444)	2,752
Balance, beginning of period	2,736	2,669	2,171	2,280	14,161	11,409
Balance, end of period	$ 11,717	$ 14,161	$ 11,717	$ 14,161	$ 11,717	$ 14,161

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 2,343	$ 2,711	$ 12,155	$ 11,511	$ 24,056	$ 22,118
Interest capitalized	190	315	491	513	785	681
Cash payments for income taxes	1,102	1,324	1,105	1,377	7,274	7,481

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 29, 2003 AND JUNE 30, 2002

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve month periods ended June 29, 2003 and June 30, 2002 to accompany the three and six month results. Because amounts for the twelve months ended June 29, 2003 include actual 2002 peak season operating results, they may not be indicative of 2003 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the periods ended June 29, 2003 and June 30, 2002 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, which were included in the Form 10-K filed on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates six amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks, which are located near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun. The Partnership also operates Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its five seasonal amusement parks, as well as its five water parks, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its highest level of attendance during the third quarter of the year as well.

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

(3) Unit Options:

As of January 1, 2003, the Partnership began accounting for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Partnership under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. Prior to 2003, the Partnership accounted for all unit-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In the quarter ended June 29, 2003, the Partnership recognized a non-cash charge of $1.8 million under SFAS No. 123, compared to a $1.4 million charge recognized under APB Opinion No. 25 in the same period a year ago.

Had compensation expense for unit options been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income (loss) and earnings per unit would have been as follows:
		Three months	Six months
		ended	ended	Twelve months ended
		6/30/02	6/30/02	6/29/03	6/30/02
(In thousands, except per unit amounts)

Net income (loss), as reported		$ 18,801	$ (15,218)	$ 71,793	$ 66,494
Plus:	Total unit-based compensation
expense included in reported net
	income (loss)	1,358	1,319	5,788	7,245
Less:	Total unit-based compensation
expense determined under fair
	value-based method for all awards	(1,440)	(2,863)	(6,451)	(5,551)
Pro forma net income (loss)		$ 18,719	$ (16,762)	$ 71,130	$ 68,188
Net income (loss) per limited partner unit:
	Basic - as reported	$ 0.37	$ (0.30)	$ 1.42	$ 1.31
	Basic - pro forma	$ 0.37	$ (0.33)	$ 1.41	$ 1.35

	Diluted - as reported	$ 0.37	$ (0.30)	$ 1.40	$ 1.30
	Diluted - pro forma	$ 0.37	$ (0.33)	$ 1.40	$ 1.34

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/29/03	6/30/02	6/29/03	6/30/02	6/29/03	6/30/02
	(In thousands except per unit amounts)

Basic weighted average units outstanding	50,605	50,514	50,591	50,514	50,561	50,534
Effect of dilutive units:
Unit options	681	746	-	-	629	579

Diluted weighted average units outstanding	51,286	51,260	50,591	50,514	51,190	51,113

Net income (loss) per unit - basic	$ 0.33	$ 0.37	$ (0.29)	$ (0.30)	$ 1.42	$ 1.31

Net income (loss) per unit - diluted	$ 0.33	$ 0.37	$ (0.29)	$ (0.30)	$ 1.40	$ 1.30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Second Quarter -

Unusually cool temperatures and frequent rainfall throughout much of May and June negatively impacted second quarter results at most of the Partnership's parks. For the quarter, consolidated net revenues decreased 2% to $145.2 million from $147.6 million in 2002, on a 6% decrease in combined attendance and a 5% increase in average in-park guest per capita spending. Over this same period, out-of-park revenues, including resort hotels, were essentially flat between years.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased 1% to $100.4 million from $99.4 million in 2002. After depreciation and a $1.8 million non-cash charge for unit options, operating income for the period decreased to $27.6 million from $32.3 million a year ago.

In 2000 and 2001, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate debt into fixed-rate debt at favorable rates. In 2002, the Partnership recognized $7.6 million of non-cash charges in other expense related to the change in fair value of two of its swap option agreements that could not be designated as effective hedges under the applicable accounting rules. In the current quarter, the Partnership recognized a non-cash credit of $469,000 for the change in fair value of the swap agreements during the period, compared with an expense of $1.9 million in the same period a year ago. The remaining balance of the original non-cash charges (totaling $7.4 million at the end of the second quarter) will reverse into income over the next seven quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After the non-cash credit, and interest expense and provision for taxes, both of which were comparable between years, the Partnership's net income for the quarter was $16.7 million, or $0.33 per diluted limited partner unit, compared to net income of $18.8 million, or $0.37 per unit, a year ago.

Six Months Ended June 29, 2003 -

During the first half of 2003, inclement weather in the Midwest and East, as well as the general weakness of the economy, negatively impacted results at the Partnership's parks. For the six months ended June 29, 2003, net revenues decreased 3% to $166.7 million from $171.5 million for the six-month period ended June 30, 2002. This decrease was the result of a 7% decrease in combined attendance, offset somewhat by a 5% increase in average guest per capita spending at the eleven parks. Over the same period, out-of-park revenues, including resort hotels, were essentially flat.

Through the first six months of the year, the Partnership's operating costs and expenses, before depreciation and other non-cash charges, decreased 1% to $141.7 million, due to a strong emphasis on expense controls at each of the parks. After depreciation and a $3.1 million non-cash charge for unit option expense, operating costs and expenses totaled $163.5 million for the period, compared to $165.0 million in 2002. Included in last year's operating costs and expenses were a $1.3 million non-cash charge for unit options and a $3.2 million provision for estimated losses on the retirement of certain fixed assets removed from service at the Partnership's parks.

The Partnership recognized a non-cash credit of $284,000 for the change in fair value of its swap agreements during the six month period, compared with an expense of $3.4 million in the same period a year ago. After this non-cash credit, and after interest expense and provision for taxes, both of which were comparable between years, the Partnership's net loss for the first six months of the year was $14.8 million, or $0.29 per diluted limited partner unit, compared to a net loss of $15.2 million, or $0.30 per unit, for the same period a year ago.

Twelve Months Ended June 29, 2003 -

For the twelve months ended June 29, 2003, which included actual 2002 peak season operating results, net revenues decreased 1% to $498.1 million from $505.2 million for the twelve months ended June 30, 2002, which included actual 2001 peak operating results. Over this same period, the Partnership's operating costs and expenses, before depreciation and other non-cash charges, decreased 2% to $331.8 million due to a strong emphasis on expense controls. After depreciation and all other non-cash and non-recurring charges, operating income for the period increased 6% to $117.9 million from $111.6 million, and net income increased to $71.8 million, or $1.40 per diluted unit, from $66.5 million, or $1.30 per unit, a year ago.

July 2003 -

In July, poor weather continued to be a factor in the Partnership's operating results. Although temperatures returned closer to normal, heavy rainfall continued to negatively impact results at the Partnership's seasonal parks and combined attendance decreased 3% from last year. Through the end of July, combined attendance at the Partnership's eleven properties was down 5% from 2002 and average in-park guest per capita spending was up 4%. Over the same period, out-of-park revenues remained relatively flat between years.

Adjusted EBITDA -

Management believes that a very meaningful measure of the Partnership's operating results and its ability to generate free cash flow for distributions to unitholders is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and non-cash and non-recurring items. For the second quarter and six-month periods, adjusted EBITDA decreased $3.4 million and $3.9 million, respectively, due primarily to the shortfall in attendance caused by poor weather during the periods.

Adjusted EBITDA is provided here as a supplemental measure of the Partnership's operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of net income to adjusted EBITDA for the three and six-month periods ended June 29, 2003 and June 30, 2002.

	Three months ended		Six months ended
	6/29/03	6/30/02	6/29/03	6/30/02
	(In thousands)

Net income (loss)	$ 16,692	$ 18,801	$ (14,842)	$ (15,218)
Provision for taxes	4,907	4,935	5,994	5,831
Other (income) expense	(469)	1,877	(284)	3,370
Interest expense	6,422	6,725	12,359	12,522
Provision for loss on retirement of assets	-	-	-	3,200
Non-cash unit option expense	1,835	1,358	3,078	1,319
Depreciation and amortization	15,443	14,516	18,661	17,816
Adjusted EBITDA	$ 44,830	$ 48,212	$ 24,966	$ 28,840

Financial Condition and Liquidity:

The Partnership ended the second quarter of 2003 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.0 at June 29, 2003 is the result of the Partnership's highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and seasonal operating expenses as required. The Partnership has no significant off-balance sheet financing arrangements.

At the end of the second quarter, the Partnership had $240 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $204.3 million as of June 29, 2003, of which $100 million has been converted to fixed-rate obligations through the first quarter of 2005 by use of interest rate swap agreements. Credit facilities and cash flow from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 29, 2003, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (10)	Employment Agreement with Richard L. Kinzel

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: The Registrant filed the following report on Form 8-K during the quarter ended June 29, 2003 and through the date of this filing:

On August 6, 2003, a Form 8-K was filed disclosing comments made by management during the Partnership's second quarter earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: August 11, 2003	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS