Form 10-Q
period 2003-09-28
CEDAR FAIR L P
filed 2003-11-12
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Yes X No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No .

Title of Class

Depositary Units

(Representing Limited Partner Interests)

Units Outstanding As Of

November 1, 2003

50,630,600

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4.	Controls and Procedures	11

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Index to Exhibits		14

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	9/28/03	12/31/02
ASSETS
Current Assets:
Cash	$ 6,121	$ 2,171
Receivables	19,101	6,623
Inventories	16,629	13,895
Prepaids	2,748	6,548
	44,599	29,237
Property and Equipment:
Land	150,143	149,380
Land improvements	131,719	127,919
Buildings	256,957	254,512
Rides and equipment	558,695	522,234
Construction in progress	4,269	21,811
	1,101,783	1,075,856
Less accumulated depreciation	(326,677)	(294,354)
	775,106	781,502
Intangibles, net of amortization	11,090	11,518
	$ 830,795	$ 22,257
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 10,000
Accounts payable	28,163	28,045
Distribution payable to partners	22,300	21,252
Accrued interest	1,878	5,953
Accrued taxes	14,398	16,893
Accrued salaries, wages and benefits	17,551	11,457
Self-insurance reserves	10,777	11,250
Other accrued liabilities	2,257	1,488
	117,324	106,338

Accrued Taxes	42,520	32,615
Other Liabilities	11,899	12,834

Long-Term Debt:
Revolving credit loans	108,650	135,150
Term debt	210,000	230,000
	318,650	365,150
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	99	70
Limited partners, 50,631 and 50,549 units outstanding at
September 28, 2003 and December 31, 2002, respectively	317,789	285,675
Limited partnership unit options	17,224	14,875
Accumulated other comprehensive loss	-	(590)
	340,402	305,320
	$ 830,795	$ 822,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit amounts)
	Three months ended		Nine months ended		Twelve months ended
	9/28/03	9/29/02	9/28/03	9/29/02	9/28/03	9/29/02

Net revenues:
Admissions	$148,705	$141,173	$227,382	$221,728	$257,797	$246,896
Food, merchandise and games	104,760	104,256	175,722	177,499	199,267	198,262
Accommodations and other	28,747	28,084	45,822	45,791	49,695	47,879
	282,212	273,513	448,926	445,018	506,759	493,037

Costs and expenses:
Cost of products sold	26,359	25,910	45,223	45,877	52,335	52,390
Operating expenses	80,660	82,296	177,220	178,183	215,565	216,486
Selling, general and adminstrative	27,850	26,297	54,174	53,108	64,297	60,364
Depreciation and amortization	20,091	18,596	38,752	36,412	44,022	41,492
Non-cash unit option expense	1,282	1,675	4,360	2,994	5,395	12,031
Provision for loss on retirement
of assets	-	-	-	3,200	-	3,200
	156,242	154,774	319,729	319,774	381,614	385,963

Operating income	125,970	118,739	129,197	125,244	125,145	107,074
Interest expense	6,056	6,417	18,415	18,939	24,443	24,586
Other (income) expense	(1,163)	3,465	(1,447)	6,835	(633)	6,835

Income before taxes	121,077	108,857	112,229	99,470	101,335	75,653
Provision for taxes	9,650	9,149	15,644	14,980	17,823	16,697

Net income	111,427	99,708	96,585	84,490	83,512	58,956
Net income allocated to
general partner	111	100	97	84	84	59
Net income allocated to
limited partners	$111,316	$ 99,608	$ 96,488	$ 84,406	$ 83,428	$ 58,897

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	50,630	50,514	50,604	50,514	50,590	50,514
Net income per limited
partner unit	$ 2.20	$ 1.97	$ 1.91	$ 1.67	$ 1.65	$ 1.17

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	51,429	51,224	51,223	51,251	51,242	51,191
Net income per limited
partner unit	$ 2.16	$ 1.94	$ 1.88	$ 1.65	$ 1.63	$ 1.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(In thousands, except per unit amounts)

Three months ended
9/28/03

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance, June 29, 2003	10
Net income	111
Partnership distributions declared	(22)
99
LIMITED PARTNERS' EQUITY
Beginning balance, June 29, 2003	228,725
Net income	111,316
Partnership distributions declared
($0.44 per limited partnership unit)	(22,278)
Limited partnership units issued upon option exercise	26
317,789

L.P. UNIT OPTIONS
Beginning balance, June 29, 2003	15,944
Change in recognized value of limited partnership unit options	1,282
Limited partnership unit options exercised	(2)
17,224

Total Partners' Equity	$ 340,402

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Nine months ended		Twelve months ended
	9/28/03	9/29/02	9/28/03	9/29/02	9/28/03	9/29/02
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income	$ 111,427	$ 99,708	$ 96,585	$ 84,490	$ 83,512	$ 58,956
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	20,091	18,596	38,752	36,412	44,022	41,492
Non-cash unit option expense	1,282	1,675	4,360	2,994	5,395	12,031
Provision for loss on retirement of assets	-	-	-	3,200	-	3,200
Other non-cash (income) expense	(1,163)	3,465	(1,447)	6,835	(633)	6,835
Change in assets and liabilities:
(Increase) decrease in inventories	7,604	6,949	(2,734)	(1,608)	(905)	371
(Increase) decrease in current and other assets	2,703	3,083	(8,577)	(12,738)	2,201	344
Increase (decrease) in accounts payable	(16,971)	(15,154)	118	11,194	(4,237)	2,676
Increase in accrued taxes	4,086	4,947	7,410	9,211	8,664	9,797
Increase (decrease) in self-insurance reserves	398	(433)	(473)	(547)	(176)	(1,039)
Increase (decrease) in other current liabilities	(2,443)	(2,053)	2,788	4,244	(452)	(1,551)
Increase in other liabilities	1,317	210	1,102	596	2,678	198
Net cash from operating activities	128,331	120,993	137,884	144,283	140,069	133,310

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(6,001)	(12,615)	(32,029)	(44,309)	(42,998)	(50,452)
Net cash (for) investing activities	(6,001)	(12,615)	(32,029)	(44,309)	(42,998)	(50,452)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on revolving credit loans	(95,650)	(86,400)	(26,500)	(124,650)	300	(90,600)
Term debt borrowings (payments)	(10,000)	(10,000)	(10,000)	90,000	(10,000)	90,000
Distributions paid to partners	(22,300)	(20,731)	(65,840)	(62,196)	(87,093)	(82,928)
Exercise of limited partnership unit options	24	-	435	-	435	-
Net cash (for) financing activities	(127,926)	(117,131)	(101,905)	(96,846)	(96,358)	(83,528)

CASH
Net increase (decrease) for the period	(5,596)	(8,753)	3,950	3,128	713	(670)
Balance, beginning of period	11,717	14,161	2,171	2,280	5,408	6,078
Balance, end of period	$ 6,121	$ 5,408	$ 6,121	$ 5,408	$ 6,121	$ 5,408

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 10,335	$ 9,864	$ 22,490	$ 21,375	$ 24,527	$ 24,404
Interest capitalized	43	57	534	570	1,341	670
Cash payments for income taxes	3,685	4,071	4,790	5,448	6,888	7,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve month periods ended September 28, 2003 and September 29, 2002 to accompany the three and nine month results. Because amounts for the twelve months ended September 28, 2003 include actual 2002 fourth quarter operating results, they may not be indicative of 2003 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the periods ended September 28, 2003 and September 29, 2002 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, which were included in the Form 10-K filed on March 28, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3) Unit Options:

As of January 1, 2003, the Partnership began accounting for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Partnership under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. Prior to 2003, the Partnership accounted for all unit-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In the quarter ended September 28, 2003, the Partnership recognized a non-cash charge of $1.3 million under SFAS No. 123, compared to a $1.7 million charge recognized under APB Opinion No. 25 in the same period a year ago.

Had compensation expense for unit options been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income and earnings per unit would have been as follows:
		Three months	Nine months
		ended	ended	Twelve months ended
		9/29/02	9/29/02	9/28/03	9/29/02
(In thousands, except per unit amounts)

Net income, as reported		$ 99,708	$ 84,490	$ 83,512	$ 58,956
Plus:	Total unit-based compensation
expense included in reported net
	income	1,675	2,994	5,395	12,031
Less:	Total unit-based compensation
expense determined under fair
	value-based method for all awards	(2,053)	(4,916)	(5,680)	(6,326)
Pro forma net income		$ 99,330	$ 82,568	$ 83,227	$ 64,661
Net income per limited partner unit:
	Basic - as reported	$ 1.97	$ 1.67	$ 1.65	$ 1.17
	Basic - pro forma	$ 1.96	$ 1.63	$ 1.64	$ 1.28

	Diluted - as reported	$ 1.94	$ 1.65	$ 1.63	$ 1.15
	Diluted - pro forma	$ 1.95	$ 1.62	$ 1.63	$ 1.27

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/28/03	9/29/02	9/28/03	9/29/02	9/28/03	9/29/02
	(In thousands except per unit amounts)

Basic weighted average units outstanding	50,630	50,514	50,604	50,514	50,590	50,514
Effect of dilutive units:
Unit options	799	710	619	737	652	677

Diluted weighted average units outstanding	51,429	51,224	51,223	51,251	51,242	51,191

Net income per unit - basic	$ 2.20	$ 1.97	$ 1.91	$ 1.67	$ 1.65	$ 1.17

Net income per unit - diluted	$ 2.16	$ 1.94	$ 1.88	$ 1.65	$ 1.63	$ 1.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Third Quarter -

In the third quarter, weather conditions improved and results at most of the Partnership's parks strengthened from early-season softness. For the period, consolidated net revenues increased 3% to $282.2 million from $273.5 million in 2002, on a 1% increase in combined attendance, a 2% increase in average in-park guest per capita spending, and a 2% increase in out-of-park revenues, including resort hotels.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased less than 1% to $134.9 million from $134.5 million in 2002. After depreciation and a $1.3 million non-cash charge for unit options, operating income for the period increased 6% to $126.0 million from $118.7 million a year ago.

In 2000 and 2001, the Partnership entered into several interest rate swap agreements as a means of converting a portion of its variable-rate debt into fixed-rate debt at favorable rates. In 2002, the Partnership recorded $7.6 million of non-cash charges in other expense related to the change in fair value of two of its swap option agreements that could not be designated as effective hedges under the applicable accounting rules. In the current quarter, the Partnership recognized a non-cash credit of $1.2 million for the change in fair value of the swap agreements during the period, compared with an expense of $3.5 million in the same period a year ago. The remaining balance of the original non-cash charges (totaling $6.2 million at the end of the third quarter) will reverse into income over the next six quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After the non-cash credit, and interest expense and provision for taxes, both of which were comparable between years, the Partnership's net income for the quarter increased $11.7 million to $111.4 million, or $2.16 per diluted limited partner unit, from $99.7 million, or $1.94 per unit, in 2002.

Nine Months Ended September 28, 2003 -

In spite of less than ideal weather throughout much of the first half of the year at the Partnership's seasonal parks, consolidated net revenues for the nine months ended September 28, 2003, increased 1% to $448.9 million from $445.0 million for the nine-month period ended September 29, 2002. This increase was the result of a 3% increase in average in-park guest per capita spending and a 1% increase in out-of-park revenues, including resort hotels. These gains were offset somewhat by a 2% decrease in combined attendance at the Partnership's eleven parks, caused largely by the poor early-season weather.

Through the first nine months of the year, the Partnership's operating costs and expenses, before depreciation and other non-cash charges, decreased to $276.6 million from $277.2 million last year, due to a strong emphasis on expense controls at each of the parks. After depreciation and a $4.4 million non-cash charge for unit option expense, operating costs and expenses totaled $319.7 million for the period, compared to $319.8 million in 2002. Included in last year's operating costs and expenses were a $3.0 million non-cash charge for unit options and a $3.2 million provision for estimated losses on the retirement of certain fixed assets removed from service at the Partnership's parks.

The Partnership recognized a non-cash credit of $1.4 million for the change in fair value of its swap agreements during the nine-month period, compared with an expense of $6.8 million in the same period a year ago. After this non-cash credit, and after interest expense and provision for taxes, both of which were comparable between years, the Partnership's net income for the first nine months of the year increased $12.1 million to $96.6 million, or $1.88 per diluted limited partner unit, from $84.5 million, or $1.65 per unit, for the same period a year ago.

Twelve Months Ended September 28, 2003 -

For the twelve months ended September 28, 2003, which included actual 2002 fourth quarter operating results, net revenues increased 3% to $506.8 million from $493.0 million for the twelve months ended September 29, 2002, which included actual 2001 fourth quarter operating results. Over this same period, the Partnership's operating costs and expenses, before depreciation and other non-cash charges, increased only slightly to $332.2 million from $329.2 million. After depreciation and all other non-cash and non-recurring charges, operating income for the period increased 17% to $125.1 million from $107.1 million, and net income increased to $83.5 million, or $1.63 per diluted unit, from $59.0 million, or $1.15 per unit, a year ago.

October 2003 -

In October, weather was favorable at most of the Partnership's parks, and its Halloween promotions continued to grow in popularity. For the month, combined attendance increased 9% over last year, and average in-park guest per capita spending was up 2%. Through the first ten months of the year, combined attendance at the Partnership's eleven properties was down only 1% from 2002 and average in-park guest per capita spending was up 3%. Over the same period, out-of-park revenues were up slightly between years.

Adjusted EBITDA -

Management believes that a very meaningful measure of the Partnership's operating results and its ability to generate free cash flow for distributions to unitholders is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and non-cash and non-recurring items. For the third quarter, adjusted EBITDA increased $8.3 million, or 6%, to $147.3 million, due primarily to increases in attendance and in-park guest per capita spending, as well as each park's ability to control its operating costs in the period. Through the first nine months of the year, adjusted EBITDA increased $4.5 million, or 3%, to $172.3 million.

Adjusted EBITDA is provided here as a supplemental measure of the Partnership's operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of net income to adjusted EBITDA for the three and nine-month periods ended September 28, 2003 and September 29, 2002.

	Three months ended		Nine months ended
	9/28/03	9/29/02	9/28/03	9/29/02
	(In thousands)

Net income	$ 111,427	$ 99,708	$ 96,585	$ 84,490
Provision for taxes	9,650	9,149	15,644	14,980
Other (income) expense	(1,163)	3,465	(1,447)	6,835
Interest expense	6,056	6,417	18,415	18,939
Provision for loss on retirement of assets	-	-	-	3,200
Non-cash unit option expense	1,282	1,675	4,360	2,994
Depreciation and amortization	20,091	18,596	38,752	36,412
Adjusted EBITDA	$ 147,343	$ 139,010	$ 172,309	$ 167,850

Financial Condition and Liquidity:

The Partnership ended the third quarter of 2003 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.6 at September 28, 2003 is the result of the Partnership's highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities, planned capital expenditures and regular quarterly cash distributions. The Partnership has no significant off-balance sheet financing arrangements.

At the end of the third quarter, the Partnership had $230 million of fixed-rate term debt, as well as a $275 million revolving credit facility, which is available through November 2004. Borrowings under the revolving credit facility totaled $108.7 million as of September 28, 2003, of which $100 million has been converted to fixed-rate obligations through the first quarter of 2005 by use of interest rate swap agreements.

In October 2003, the Partnership arranged a private placement of $100 million of new term debt, with an average maturity of 11 years and an average fixed interest rate of 5.38%, which is expected to close and fund late in the fourth quarter. Interest rate swaps were entered into at the same time to establish variable interest rates on these borrowings at more favorable rates than are available under the Partnership's bank revolving credit facility. The proceeds of the new term debt will be used to reduce revolving credit borrowings, and the revolving credit facility has been reduced to $180 million as a result.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 28, 2003, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: November 10, 2003	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17