Form 10-K
period 2003-12-31
CEDAR FAIR L P
filed 2004-03-15
CIK 811532

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No__

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 27, 2003 of $28.00 per unit was approximately $1,381,925,000.

Number of Depositary Units representing limited partner interests outstanding as of February 29, 2004: 50,673,914.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its Special Meeting of Unitholders to be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 2004.

*********************************

The Exhibit Index is located on page 36

Page 1 of 225 pages

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

The Partnership's five seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from 9:00 a.m. to 7:00-12:00 p.m. from Memorial Day until Labor Day, after which they are open during weekends in September and, in some cases, October. The five water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are derived during an approximate 130-day operating season. Knott's Berry Farm is open daily from 9:00-10:00 a.m. to 6:00-12:00 p.m. on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions, with the exception of RipCord, go-kart tracks, miniature golf courses and rock climbing attractions at several of the parks.

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

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for six consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Top Thrill Dragster," the world's tallest and fastest roller coaster, standing 420 feet tall and reaching speeds up to 120 mph; "Millennium Force," the world's No. 2-rated roller coaster; "Magnum XL-200," "Raptor," "Wicked Twister," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, "double-impulse," stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; and "Snoopy Rocks! On Ice," a family-oriented ice show featuring Snoopy and the other "PEANUTS" characters. In addition, the park offers more than 50 restaurants, fast food outlets and refreshment stands, more than 40 gift and novelty shops, and more than 60 game stands.

Located adjacent to the park is "Soak City" water park, a separate-gated attraction that features more than 20 water rides and attractions, including "Splash Zone," a multi-story interactive play area, which will be new in 2004; "Zoom Flume," a large water slide raft ride; twelve additional water slides; two river rafting rides; two children's activity areas; and a giant wave pool, as well as food and merchandise shops. "Challenge Park," which includes extra-charge attractions "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and two go-kart tracks, is also located adjacent to the park.

Cedar Point also owns and operates four hotel facilities. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's restaurant. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. The park's only year-round hotel is the Radisson Harbour Inn, a 237-room full-service hotel with a pool and meeting/banquet facilities, located at the Causeway entrance to the park, with an adjoining TGI Friday's restaurant. In 2004, the Radisson will remain open while it is being converted into an indoor water park resort, to be called Castaway Bay. The new resort will feature a tropical Caribbean theme and will be centered around a 38,000-square-foot indoor water park that will include a 100,000-gallon wave pool, a water roller coaster, a multi-story interactive play area, and numerous other water activities. In addition, the resort will offer a state-of-the-art arcade, and various dining and merchandising facilities. Castaway Bay is scheduled to open in late 2004.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for more than 650 boats, including floating docks and full guest amenities. Castaway Bay Marina, which was purchased in 2003, is a full-service marina featuring 262 slips and full guest amenities. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point, an upscale camping area designed in a nautical New England style, which will offer a total of 64 lakefront cottages, 40 cabins and 97 full-service recreation vehicle campsites after its 2004 expansion.

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

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Xcelerator," a world-class roller coaster; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located just outside the park's gates and is accessible free of charge.

The park is also renowned for its seasonal events, including a special Christmas promotion, "Knott's Merry Farm," and a Halloween event called "Knott's Scary Farm," which has been held for more than 30 years and is widely acknowledged as one of the best in the industry.

Adjacent to the park is "Knott's Soak City-Orange County," a separate-gated seasonal water park that features 21 separate water rides and attractions, including 16 high-speed water slides, a wave pool, a lazy river, a children's activity area, food and merchandise shops, and a second-story sundeck available for public dining and catered events. Just south of San Diego in Chula Vista, California is another Cedar Fair water park, "Knott's Soak City-San Diego," which offers its guests more than 20 water rides and attractions, including 16 water slides, a wave pool and a children's activity area, as well as numerous food and merchandise shops. "Knott's Soak City-Palm Springs" is a 16-acre seasonal water park, located in Palm Springs, California, that offers more than 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.

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

Dorney Park features more than 50 rides and attractions, including "Talon," one of the tallest and fastest inverted roller coasters in the world; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest roller coasters in the world; five additional roller coasters; "White Water Landing," one of the world's tallest water flume rides; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; live musical shows featuring talented college students; an antique Dentzel carousel carved in 1921; and an extra-charge attraction called "SkyScraper," which stands 85 feet tall and spins passengers seated at opposite ends of a long vertical arm at speeds of more than 50 mph. Included in the price of admission is "Wildwater Kingdom," one of the largest water parks in the United States, which features more than 20 water slides, including "Patriot's Plunge," "Jumpin' Jack Splash," and "Aquablast," one of the longest elevated water slides in the world; a giant wave pool; and two children's activity areas. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park.

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

Valleyfair offers more than 35 rides and attractions, including "Steel Venom," a 185-foot-tall "double-impulse" coaster; "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "KidWorks," which is an indoor/outdoor children's activity area new for 2004; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park. Admission to "Whitewater Country" water park is included in admission to the amusement park.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately seven million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 40 rides and attractions, including "Boomerang," a 12-story-tall steel roller coaster; "MAMBA," one of the tallest and fastest roller coasters in the world; "Timber Wolf," a world-class wooden roller coaster; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up its twin-tower structure; "Camp Snoopy," a family play-land featuring the popular "PEANUTS" comic strip characters; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; a 4,000-seat outdoor amphitheater; and live musical shows. In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Oceans of Fun, which requires a separate admission fee, is located adjacent to Worlds of Fun and features a wide variety of water attractions including "Paradise Falls," a large interactive play area geared toward the whole family; "Hurricane Falls," a large water slide raft ride; "The Typhoon," one of the world's longest dual water slides; a giant wave pool; and several children's activity areas, including "Crocodile Isle," as well as food and merchandise shops.

MICHIGAN'S ADVENTURE

Michigan's Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. Located near Muskegon, Michigan, the park serves a total market area of approximately five million people, principally from central and western Michigan and eastern Indiana.

Michigan's Adventure offers guests more than 50 rides and attractions, including "Shivering Timbers," one of the world's highest-rated wooden roller coasters; the "Wolverine Wildcat" wooden coaster; four additional roller coasters; an eight-story-tall Ferris wheel; "Adventure Falls" water ride; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; and "Wild Water Adventure," a water park featuring more than 20 water rides and attractions, including two wave action pools, a surf pool, a 612-foot-long water slide adventure, the "Mineshaft" inner tube ride and a lazy river. Admission to "Wild Water Adventure" water park is included in admission to the amusement park.

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

The Partnership believes that annual park attendance is influenced to some extent by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar yearend.

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

EMPLOYEES

The Partnership has approximately 1,400 full-time employees. During the operating season, Cedar Point, Dorney Park, Valleyfair, Worlds of Fun and Michigan's Adventure have approximately 4,000, 1,800, 1,500, 2,000 and 1,000 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 2,800 seasonal employees for peak periods and 1,000 part-time employees who work year-round. Approximately 3,100 of Cedar Point's seasonal employees and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS

Name	Age	Position with General Partner

Richard L. Kinzel	63

Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Bruce A. Jackson	52	Bruce Jackson has served as Corporate Vice President-Finance and Chief Financial Officer since 1992. Mr. Jackson is a certified public accountant.
Richard J. Collingwood	64	Dick Collingwood has served as Corporate Vice President-Administration since the end of 2000. Prior to that, he served as Corporate Vice President-General Services since 1992.
Charles M. Paul	50	Charlie Paul has served as Vice President & Corporate Controller since 2000. Prior to that, he served as Corporate Controller from 1996 to 2000. Mr. Paul is a certified public accountant.
Robert A. Decker	43

Rob Decker has served as Corporate Vice President-Planning & Design since the end of 2002. Prior to that, he served as Corporate Director-Planning and Design since 1999. Before joining Cedar Fair he served as Director of Planning and Design at Jack Rouse Associates, a design consultancy firm, from 1989 to 1998.

Daniel R. Keller	54

Dan Keller has served as Vice President & General Manager of Cedar Point Resort since the end of 2000. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since 1995.

Jacob T. (Jack) Falfas	52

Jack Falfas has served as Vice President & General Manager of West Coast Operations since the end of 2000. Prior to that, he served as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000.

John R. Albino	57	John Albino has served as Vice President & General Manager of Dorney Park & Wildwater Kingdom since 1995.
Larry L. MacKenzie	48

Larry MacKenzie was promoted to Vice President & General Manager of Valleyfair at the end of 2001. He served as interim General Manager of Michigan's Adventure for several months subsequent to its acquisition in late May 2001. Prior to that, he served as Vice President-Revenue Operations of Dorney Park from 1997 to 2001.

H. Philip Bender	47

Phil Bender has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000. Prior to that, he served as Vice President-Retail Operations of Worlds of Fun since the beginning of 2000, and Director-Retail Operations of Worlds of Fun from 1995 to 2000.

Camille Jourden-Mark	37

Camille Jourden-Mark was promoted to Vice President & General Manager of Michigan's Adventure at the end of 2001. Prior to that, she served under previous ownership as General Manager of the park for more than five years.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership's Investor Relations Office or through our web site (www.cedarfair.com).

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Radisson Harbour Inn and adjoining TGI Friday's restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.

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

At Valleyfair, approximately 115 acres have been developed, and approximately 75 additional acres remain available for future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of February 29, 2004, there were approximately 10,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,000 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

2003	Distribution	High	Low
4th Quarter	$0.44	$31.55	$27.40
3rd Quarter	0.44	28.24	24.28
2nd Quarter	0.44	28.59	24.42
1st Quarter	0.44	25.65	22.65

2002	Distribution	High	Low
4th Quarter	$0.42	$23.75	$20.01
3rd Quarter	0.42	24.25	19.59
2nd Quarter	0.41	24.50	22.60
1st Quarter	0.41	24.80	22.10

ITEM 6. SELECTED FINANCIAL DATA.

	2003	2002	2001(1)	2000(2)	1999
(In thousands, except per unit and per capita amounts)

Operating Data
Net revenues	$509,976	$502,851	$477,256	$472,920	$438,001
Operating income	125,149	121,192	98,557	115,516	116,755
Income before taxes	103,806	88,576	74,414	94,159	101,384
Net income	85,888	71,417	57,894	77,806	85,804
Per limited partner unit (3)	1.67	1.39	1.13	1.50	1.63

Financial Position
Total assets	$819,341	$822,257	$810,231	$764,143	$708,961
Working capital (deficit)	(81,917)	(77,101)	(69,832)	(88,646)	(62,375)
Long-term debt	368,647	375,150	383,000	300,000	261,200
Partners' equity	308,891	305,320	308,250	330,589	349,986

Distributions Declared
Per limited partner unit	$1.76	$1.66	$1.60	$1.53	$1.425

Other Data
Depreciation and amortization	$44,693	$41,682	$42,486	$39,572	$35,082
Adjusted EBITDA (4)	175,707	170,103	152,704	162,915	151,837
Capital expenditures	39,789	55,279	47,801	93,487	80,400
Combined attendance (5)	12,245	12,380	11,890	11,703	11,224
Combined guest per capita spending (6)	$35.48	$34.50	$34.41	$34.75	$33.72

NOTE 1 - Operating results for Michigan's Adventure and Knott's Soak City-Palm Springs are included for the periods subsequent to their respective acquisition dates in 2001.

NOTE 2 - The 2000 operating results include a $7.8 million, or $0.15 per unit, non-recurring cost to terminate general partner fees.

NOTE 3 - Net income per limited partner unit is computed based on the weighted average number of units and equivalents outstanding - assuming dilution.

NOTE 4 - Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, non-cash unit option expense, and all non-recurring costs.

NOTE 5 - Combined attendance includes attendance figures from the six amusement parks and the five separately gated water parks.

NOTE 6 - Combined guest per capita spending includes all amusement park, water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from marina, hotel, campground and other out-of-park operations are excluded from these statistics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.
For the years ended December 31,	2003		2002	2001
	(In millions)
Net revenues:
Admissions	$ 259.4	50.9%	50.1%	50.2%
Food, merchandise and games	200.7	39.3%	40.0%	40.4%
Accommodations and other	49.9	9.8%	9.9%	9.4%
Net revenues	510.0	100.0%	100.0%	100.0%

Cash operating costs and expenses	334.3	65.6%	66.2%	68.0%
Adjusted EBITDA	175.7	34.4%	33.8%	32.0%

Depreciation and amortization	44.7	8.8%	8.3%	8.9%
Other non-cash and non-recurring costs	3.1	0.6%	2.9%	2.4%
Interest expense	24.1	4.7%	5.0%	5.1%
Provision for taxes	17.9	3.5%	3.4%	3.5%
Net income	$ 85.9	16.8%	14.2%	12.1%

Selective Statistical Information:
Amusement park attendance (in thousands)		10,700	10,887	10,588
Amusement park per capita spending		$ 37.49	$ 36.39	$ 36.28
Water park attendance (in thousands)		1,545	1,493	1,302
Water park per capita spending		$ 21.61	$ 20.72	$ 19.13

Business Overview

The Partnership generates its revenues primarily from sales of (1) admission to its parks, (2) food, merchandise and games inside its parks, and (3) hotel rooms, food and other attractions outside its parks. The Partnership's principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance. The fixed nature of these costs makes attendance a key factor in the profitability of each park. Results of operations include Knott's Soak City-Palm Springs and Michigan's Adventure since their acquisitions in late May of 2001.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions during the normal course of business that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (see Note 2 to our Consolidated Financial Statements of a complete discussion of our significant accounting policies).

Property and Equipment

Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. The composite method of depreciation is used for groups of assets obtained together in an acquisition.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made to assure their adequacy.

Revenue Recognition

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period.

Results of Operations

Net revenues for the year ended December 31, 2003 were $510.0 million, a 1.4% increase over the year ended December 31, 2002. This followed a 5% increase in 2002, when revenues rose to $502.9 million from $477.3 million in 2001. Net revenues for 2003 reflect a 3% increase in average in-park guest per capita spending (to $35.48 from $34.50 in 2002), a 1% increase in out-of-park revenues and a 1% decrease in combined attendance across our 11 properties (to 12.2 million from a record 12.4 million in 2002). The increase in out-of-park revenues was from improvements in occupancy levels at our resort hotels at Cedar Point and Knott's Berry Farm.

In 2003, successful capital programs at Cedar Point and Valleyfair, along with a record year at Michigan's Adventure, partially offset attendance declines at Dorney Park and Worlds of Fun resulting from poor weather and the lack of a major new attraction and an attendance decline at Knott's Berry Farm due to continued soft tourism and heavy competition. For the year, combined attendance at our six amusement parks totaled 10.7 million, down less than 2% from last year's record level. At Cedar Point, the addition of Top Thrill Dragster, the world's tallest and fastest roller coaster, contributed to the park's solid performance, while the introduction of the Steel Venom roller coaster at Valleyfair helped generate record revenues at that park. At our five water parks, improved attendance at our California properties, along with a record year at Worlds of Fun's water park, Oceans of Fun, led to a 3% increase in combined attendance to 1.55 million guests. The 3% increase in our overall in-park guest per capita spending level in 2003 was due to solid improvements in guest spending on admissions and merchandise, as well as a shift in the mix of attendance toward higher per capita parks, such as Cedar Point.

The 5% increase in net revenues in 2002 reflects a 4% increase in combined attendance across our 11 properties to a record 12.4 million guests (from 11.9 million in 2001), a 9% increase in out-of-park revenues, and a slight increase in average in-park guest per capita spending (to $34.50 from $34.41 in 2001). Successful capital programs at both Cedar Point and Knott's Berry Farm, along with strong marketing programs and a record year at Dorney Park, boosted combined attendance at the Partnership's six amusement parks in 2002 by 3% to 10.9 million guests. At Cedar Point, the introduction of a new roller coaster and the addition of the new PEANUTS-themed ice show contributed to the park's strong 2002 performance. The introduction of the Xcelerator roller coaster in July and a strong Halloween Haunt promotion in October led Knott's Berry Farm to a strong second half of 2002. At our five water parks, ideal weather conditions at the Midwest properties, along with a full-year contribution from Knott's Soak City-Palm Springs, led to a 15% increase in attendance to 1.5 million guests. Excluding the impact of the new park, combined water park attendance was still up 10% from 2001. The 9% increase in out-of-park revenues was driven primarily by healthy improvement in occupancy levels at Cedar Point's resort hotels.

Cash operating costs and expenses, excluding depreciation and all non-cash and non-recurring charges, increased less than 1% to $334.3 million in 2003 from $332.8 million in 2002, due to a continued focus at the individual park level to control operating costs during the year. In 2002, these same cash operating costs and expenses increased $8.2 million, or 2.5%, from $324.6 million in 2001, due in part to the mid-year additions of Michigan's Adventure and Knott's Soak City-Palm Springs in 2001. All operating costs as a percent of revenues have remained relatively level between years.

A very meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation and non-cash and non-recurring charges. In 2003, adjusted EBITDA increased 3% to a record $175.7 million from $170.1 million in 2002 and $152.7 million in 2001, due primarily to increases in average in-park guest per capita spending and out-of-park revenues, as well as each park's ability to control operating costs. The consolidated adjusted EBITDA margin improved to 34.4% in 2003 from 33.8% in 2002 and 32.0% in 2001, due to costs increasing at a slower rate than revenues. (Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered a substitute for operating income, net income or cash flows from operating activities. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies.)

Other non-cash and non-recurring costs include several items. In 2003, we began accounting for unit options using the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation," and we recorded a $5.9 million non-cash charge for the year. Under our previous policy of accounting for unit options using the intrinsic value method, we recognized non-cash charges of $4.0 million and $11.7 million in 2002 and 2001, respectively, as we "marked to market" our variable-priced options only. In 2004, under SFAS No. 123 we expect to recognize approximately $5.0 million of non-cash unit option expense.

In 2002, we recorded a $7.6 million non-cash charge in other expense related to the change in fair value of two of our interest rate swap agreements that could not be designated as effective hedges under the applicable accounting rules. In 2003, we recognized a non-cash credit of $2.7 million for the change in fair value of these swap agreements during the year. The $4.9 million remaining balance will reverse into income in 2004 and the first quarter of 2005 as the swaps continue to serve the purpose of leveling our cash interest costs.

In 2002, we recorded a provision of $3.2 million for the estimated portion of the net book value of certain fixed assets that might not be recoverable after they were removed from service.

After these non-cash charges and credits, and interest expense and provision for taxes, both of which were comparable between years, net income for 2003 increased to $85.9 million compared to $71.4 million in 2002 and $57.9 million in 2001.

Liquidity and Capital Resources

We ended 2003 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.8 at December 31, 2003 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

During 2003, cash generated from operations totaled $135 million and new term loan borrowings provided $100 million. We used $40 million for capital expenditures, $107 million to pay down our revolving credit and term loan borrowings, and $88 million to pay cash distributions.

At yearend, we had $331 million of fixed-rate term debt, with staggered maturities ranging from 2004 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $37.8 million as of December 31, 2003. Of the total term debt, $20.0 million is scheduled to mature prior to December 31, 2004. Based on interest rates in effect at yearend for variable-rate debt and after giving effect to interest rate swap agreements described below, cash interest payments for 2004 would total approximately $22 million, 8% lower than interest paid in 2003. In addition, distributions in 2004, at the current annual rate of $1.76 per unit, would total approximately $89 million, 1% higher than the distributions paid in 2003.

For the 2004 operating season, we are investing approximately $25 million in capital improvements at our 11 properties, including expansions to the Soak City water park and Lighthouse Point property at Cedar Point, and the addition of new intermediate-sized thrill rides at Knott's Berry Farm and Worlds of Fun. In addition, we have also begun construction on a $22 million indoor water park at Cedar Point and a $16 million world-class roller coaster at Knott's, both of which are scheduled to open late in 2004. We are optimistic that these investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in the parks' market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance. Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our parks and resort facilities. This has enabled us to maintain consistently high attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses. In 2001 and 2002, however, competitive discounting and soft economic conditions in our regional market areas led to virtually flat in-park guest per capita spending.

Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

The following table summarizes certain obligations at December 31, 2003 (in millions):

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligation
Long-tem debt	$ 368.7	$ 20.0	$ 40.0	$ 97.8	$ 210.9
Capital expenditures	20.3	16.7	3.6	-	-
	$ 389.0	$ 36.7	$ 43.6	$ 97.8	$ 210.9

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and, from time to time, currency exchange rates on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We are party to two interest rate swap agreements that convert $100 million of revolving credit borrowings to fixed-rate obligations averaging 5.82% for a period of 14 more months. In addition, we have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of December 31, 2003, of our outstanding long-term debt, $269 million represents fixed-rate debt and $100 million represents variable-rate debt. A hypothetical 1% increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.0 million as of December 31, 2003.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could possibly not be passed along to our guests. In particular, increases in labor, supplies, taxes and utility expenses could have an impact on our operating results. The majority of our employees are seasonal in nature and are paid hourly rates, which although not tied directly to federal and state minimum wage laws, do follow those wage trends. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so to a large extent in the future. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor.

Forward Looking Statements

Some of the statements contained in this Annual Report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumer spending, adverse weather conditions, unanticipated construction delays, and other factors could cause actual results to differ materially from our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to the information appearing under the subheading "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2003 and 2002 are presented in the table below (in thousands, except per unit amounts):
(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-diluted
2003
1st Quarter	$ 21,499	$ (24,325)	$ (31,534)	$ (0.62)
2nd Quarter	145,215	27,552	16,692	0.33
3rd Quarter	282,212	125,970	111,427	2.16
4th Quarter	61,050	(4,048)	(10,697)	(0.21)
	$ 509,976	$ 125,149	$ 85,888	$ 1.67
2002
1st Quarter	$ 23,936	$ (25,833)	$ (34,019)	$ (0.66)
2nd Quarter	147,569	32,338	18,801	0.37
3rd Quarter	273,513	118,739	99,708	1.94
4th Quarter	57,833	(4,052)	(13,073)	(0.26)
	$ 502,851	$ 121,192	$ 71,417	$ 1.39

Note: To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

Report of Independent Auditors

To the Partners of Cedar Fair, L.P.:In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, of cash flows and of partners' equity present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Cedar Fair, L.P. and subsidiaries as of December 31, 2001 and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002 (except with respect to the February 2002 term debt discussed in Note 3, as to which the date was February 8, 2002).

As discussed in Note 2 to the financial statements, the Partnership changed the manner in which it accounts for equity-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as of January 1, 2003.

PricewaterhouseCoopers LLP

Cleveland, Ohio,

March 10, 2004.

The following is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with the filing on Form 10-K for the year ended December 31, 2001. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the year ended December 31, 2003, but is included pursuant to Rule 2-02(E) of Regulation S-X under the Securities Act of 1933, as amended. The note references in the 2001 Audit Report do not correspond to the 2003 consolidated financial statements of the Partnership.

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

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2003	2002

ASSETS

Current Assets:
Cash	$ 2,194	$ 2,171
Receivables	6,560	6,623
Inventories	14,905	13,895
Prepaids	6,118	6,548
Total current assets	29,777	29,237
Property and Equipment:
Land	150,144	149,380
Land improvements	131,765	127,919
Buildings	257,102	254,512
Rides and equipment	553,927	522,234
Construction in progress	10,832	21,811
	1,103,770	1,075,856
Less accumulated depreciation	(326,731)	(294,354)
	777,039	781,502
Intangibles and other assets, net	12,525	11,518
	$ 819,341	$ 822,257
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 10,000
Accounts payable	20,757	28,045
Distribution payable to partners	22,319	21,252
Accrued interest	5,621	5,953
Accrued taxes	15,087	16,893
Accrued salaries, wages and benefits	11,406	11,457
Self-insurance reserves	10,901	11,250
Other accrued liabilities	5,603	1,488
Total current liabilities	111,694	106,338

Accrued Taxes	42,448	32,615

Other Liabilities	7,661	12,834

Long-Term Debt:
Revolving credit loans	37,750	135,150
Term debt	310,897	230,000
	348,647	365,150

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	65	70
Limited partners, 50,673 and 50,549 units outstanding
in 2003 and 2002, respectively	303,536	300,550
Accumulated other comprehensive loss	-	(590)
Total partners' equity	308,891	305,320
	$ 819,341	$ 822,257

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2003	2002	2001

Net Revenues:
Admissions	$ 259,448	$ 252,143	$ 239,762
Food, merchandise and games	200,677	201,044	192,768
Accommodations and other	49,851	49,664	44,726
	509,976	502,851	477,256
Costs and Expenses:
Cost of products sold	52,779	52,989	52,425
Operating expenses	216,832	216,528	211,833
Selling, general and administrative	64,658	63,231	60,294
Non-cash unit option expense (substantially
all selling, general and administrative)	5,865	4,029	11,661
Depreciation and amortization	44,693	41,682	42,486
Provision for loss on retirement of assets	-	3,200	-
	384,827	381,659	378,699
Operating Income	125,149	121,192	98,557
Interest Expense	24,070	24,967	24,143
Other (Income) Expense	(2,727)	7,649	-
Income Before Taxes	103,806	88,576	74,414
Provision for Taxes	17,918	17,159	16,520
Net Income	$ 85,888	$ 71,417	$ 57,894
Net Income Allocated to General Partner	86	71	58
Net Income Allocated to Limited Partners	$ 85,802	$ 71,346	$ 57,836

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding - basic	50,615	50,523	50,745
Net income per limited partner unit - basic	$ 1.70	$ 1.41	$ 1.14

Weighted average limited partner units and equivalents outstanding - diluted	51,334	51,263	51,113
Net income per limited partner unit - diluted	$ 1.67	$ 1.39	$ 1.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the years ended December 31,	2003	2002	2001

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$85,888	$71,417	$57,894
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	44,693	41,682	42,486
Non-cash unit option expense	5,865	4,029	11,661
Provision for loss on retirement of assets	-	3,200	-
Other non-cash (income) expense	(2,727)	7,649	-
Change in assets and liabilities, net of effects from acquisitions
Decrease (increase) in inventories	(1,010)	221	(274)
(Increase) in current and other assets	(57)	(1,960)	(2,760)
Increase (decrease) in accounts payable	(7,288)	6,839	4,146
Increase in accrued taxes	8,027	10,465	9,100
Increase (decrease) in self-insurance reserves	(349)	(250)	1,344
Increase in other current liabilities	3,732	1,004	2,977
Increase (decrease) in other liabilities	(1,856)	2,172	(1,606)
Net cash from operating activities	134,918	146,468	124,968
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(39,789)	(55,279)	(47,801)
Acquisition of Michigan's Adventure:
Property and equipment acquired	-	-	(27,959)
Negative working capital assumed	-	-	358
Acquisition of Knott's Soak City - Palm Springs:
Property and equipment acquired	-	-	(9,311)
Net cash (for) investing activities	(39,789)	(55,279)	(84,713)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net (payments) on revolving credit loans	(97,400)	(97,850)	(14,861)
Term debt borrowings	100,000	100,000	50,000
Term debt repayments	(10,000)	(10,000)	-
Distributions paid to partners	(88,141)	(83,448)	(80,163)
Exercise of limited partnership unit options	435	-	-
Repurchase of limited partnership units	-	-	(32,267)
Acquisition of Michigan's Adventure:
Issuance of 1,250,000 limited partnership units	-	-	27,613
Acquisition of Knott's Soak City - Palm Springs:
Borrowings on revolving credit loans	-	-	9,311
Net cash (for) financing activities	(95,106)	(91,298)	(40,367)
CASH
Net increase (decrease) for the period	23	(109)	(112)
Balance, beginning of period	2,171	2,280	2,392
Balance, end of period	$ 2,194	$ 2,171	$ 2,280
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$24,402	$23,412	$23,219
Interest capitalized	633	807	551
Cash payments for income taxes	7,189	7,546	7,409

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands, except unit and per unit amounts)

For the years ended December 31,	2003	2002	2001

SPECIAL L.P. INTERESTS	$ 5,290	$ 5,290	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance	70	85	110
Net income	86	71	58
Partnership distributions declared	(91)	(86)	(83)
	65	70	85

LIMITED PARTNERS' EQUITY
Beginning balance	300,550	309,058	325,189
Net income	85,802	71,346	57,836
Partnership distributions declared
(2003 - $1.76; 2002 - $1.66;
2001 - $1.60 per limited partner unit)	(89,116)	(83,883)	(80,974)
Repurchase of limited partnership units
(2001 - 1,549,600 limited partnership units)	-	-	(32,267)
Expense recognized for limited partnership unit options	5,865	4,029	11,661
Limited partnership unit options exercised	435	-	-
Issuance of 1,250,000 limited partnership units
for acquisition of Michigan's Adventure	-	-	27,613
	303,536	300,550	309,058

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(590)	(6,183)	-
Cumulative effect of change in accounting
as of January 1, 2001	-	-	(1,239)
Change in unrealized loss on interest rate swap agreements	590	5,593	(4,944)
	-	(590)	(6,183)
Total Partners' Equity	$308,891	$305,320	$308,250

SUMMARY OF COMPREHENSIVE INCOME
Net income	$ 85,888	$ 71,417	$ 57,894
Other comprehensive income (loss) on interest
rate swap agreements	590	5,593	(6,183)
Total Comprehensive Income	$ 86,478	$ 77,010	$ 51,711

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's General Partner is Cedar Fair Management Company, an Ohio corporation owned by the Partnership's executive management (the "General Partner"). The General Partner owns a 0.1% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2003, there were 50,673,444 outstanding limited partnership units registered on The New York Stock Exchange, net of 1,116,739 units held in treasury.

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

Segment Reporting Although the Partnership manages its parks with a high degree of autonomy, each park offers similar products and services to similar customers. Therefore, the Partnership operates within the single reportable segment of amusement/water parks with accompanying resort facilities.

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

Property and Equipment Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $44.3 million in 2003, $41.2 million in 2002, and $42.1 million in 2001.

Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the acquisition cost of a retired asset reduces accumulated depreciation for the composite group. Abnormal retirements of composite assets could result in the recognition of a gain or loss. Management periodically reviews the composite groups to ensure that retirements have not extended the asset lives beyond their estimated remaining economic life.

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

Goodwill Goodwill as of December 31, 2003 and 2002 totaled approximately $8.4 million. Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be tested regularly for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. This statement did not have a material impact on the consolidated operating results or financial position of the Partnership, as no impairment was identified at the time of adoption, or as of December 31, 2003.

Self-Insurance Reserves Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made to assure their adequacy.

Derivative Financial Instruments The Partnership accounts for the use of derivative financial instruments according to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of "Other comprehensive income (loss)" and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed-rate debt, designated as fair value hedges, the effective portion of the change in fair value of the derivative instrument is reported in "Other assets" or "Other liabilities" with a corresponding adjustment to the liability being hedged. For the ineffective portion of a derivative, the change in fair value, if any, is recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

Revenue Recognition Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period.

Advertising Costs The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $30.8 million in 2003 and $29.9 in 2002. Amounts incurred through yearend for the following year's advertising programs are included in prepaid expenses.

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

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing "publicly traded partnerships," such as Cedar Fair, L.P., with new taxes levied on partnership gross income (net revenues less cost of products sold) beginning in 1998. The Partnership recorded provisions of $17.9 million, $17.2 million, and $16.5 million for these federal and state taxes in 2003, 2002 and 2001, respectively.

Unit-Based Compensation Prior to 2003, the Partnership accounted for all equity-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, the Partnership's variable-priced options were "marked to market" over their vesting period whenever the exercise price was lower than the market price of limited partnership units. Approximately $4.0 million and $11.7 million in non-cash compensation expense, with an offsetting credit to partners' equity, was recognized in 2002 and 2001, respectively, under APB Opinion No. 25.

Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $5.9 million in non-cash compensation expense was recognized in 2003, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for prior years have not been restated. Had the Partnership continued to account for options under APB Opinion No. 25, non-cash unit option expense would have been approximately $13.3 million higher in 2003 compared to the amount recognized under SFAS No. 123.

Had compensation expense for the option plan been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income and earnings per unit in earlier years would have been as follows:

Years Ended December 31,	2002	2001
(In thousands, except per unit amounts)
Net income, as reported	$ 71,417	$ 57,894
Plus: Total unit-based compensation expense included in reported net income	4,029	11,661
Less: Total unit-based compensation expense determined under fair value-based method for all awards	(4,988)	(5,491)
Pro forma net income	$ 70,458	$ 64,064

Earnings per unit:
Basic - as reported	$ 1.41	$ 1.14
Basic - pro forma	1.39	1.26

Diluted - as reported	$ 1.39	$ 1.13
Diluted - pro forma	1.38	1.26

Earnings Per Unit The Partnership has presented earnings per unit amounts for all periods to conform with SFAS No.128, "Earnings Per Share." For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2003	2002	2001
(In thousands except per unit amounts)
Basic weighted average units outstanding	50,615	50,523	50,745
Effect of dilutive units:
Unit options	719	740	368
Diluted weighted average units outstanding	51,334	51,263	51,113
Net income per unit - basic	$1.70	$1.41	$1.14
Net income per unit - diluted	$1.67	$1.39	$1.13

(3) Long- Term Debt:

Long-term debt at December 31, 2003 and 2002 consisted of the following:

(In thousands)	2003	2002

Revolving credit loans	$ 37,750	$ 135,150
Term debt:
August 1994 senior notes at 8.43% (due 2004-2006)	30,000	40,000
January 1998 senior notes at 6.68% (due 2007-2011)	50,000	50,000
August 2001 senior notes at 6.40% (due 2004-2008)	50,000	50,000
February 2002 senior notes at 6.44% average rate (due 2007-2015)	100,000	100,000
December 2003 senior notes at 5.38% average rate (due 2009-2018)	100,000	-
Fair value hedges on December 2003 senior notes	897	-
	368,647	375,150
Less current portion	20,000	10,000
	$ 348,647	$ 365,150

Revolving Credit Loans In December 2003, the Partnership entered into a new credit agreement with seven banks under which it has available a $180 million revolving credit facility through March 2007. As of December 31, 2003, borrowings under this credit facility were $37.8 million at an effective rate of 1.8%. The maximum outstanding revolving credit balance during 2003 was $241.9 million under the prior $275 million credit facility.

Borrowings under the agreement bear interest at LIBOR plus 0.875% per annum, with other rate options. The agreement also requires the Partnership to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $633,000, $807,000 and $551,000 on such projects was capitalized in 2003, 2002 and 2001, respectively.

Term Debt In December 2003, the Partnership entered into a new note agreement for the issuance of $100 million in senior notes with maturities of 6-15 years at a weighted average interest rate of 5.38%. The proceeds were used to reduce revolving credit borrowings.

At December 31, 2003, the scheduled annual maturities of term debt were as follows (in thousands):

2004	$ 20,000
2005	20,000
2006	20,000
2007	40,000
2008	20,000
Thereafter	210,897
$ 330,897

The fair value of the aggregate future repayments on term debt at December 31, 2003, as required by SFAS No.107, would be approximately $353.2 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The Partnership may make prepayments on any of these notes with defined premiums.

Covenants Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of partners' equity, and comply with certain cash flow and interest coverage ratios. The Partnership was in compliance with these covenants as of December 31, 2003.

(4) Derivative Financial Instruments:

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time.

In 2003, the Partnership entered into interest rate swap agreements as a means of converting $100 million of new fixed-rate senior notes to variable rates averaging LIBOR plus 0.64% over their full terms. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of approximately $897,000 at December 31, 2003. At December 31, 2003, the hedges were highly effective, and accordingly, the fair values have been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt."

Two of the Partnership's interest rate swap agreements, which were entered into in 2001, contained provisions that did not meet the definition of derivative instruments that can be designated as hedges under SFAS No. 133. Consequently, the Partnership recognized a $7.6 million charge in other expense in 2002 related to the change in fair value of these two swaps, all of which was included in "Other liabilities" on the 2002 balance sheet. In 2003, the Partnership recorded a non-cash credit of $2.7 million for the change in fair value of the same swaps during the year. Of the remaining $4.9 million accrual, $4.0 million is included in "Other accrued liabilities" and the balance is included in "Other liabilities." The full amount will reverse into income in 2004 and the first quarter of 2005 as the contracts continue to serve the purpose of leveling cash interest costs as intended.

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

Unit Repurchase Program The Board of Directors has authorized the Partnership to repurchase through open market or privately negotiated transactions up to $75.0 million of its limited partnership units. Through December 31, 2003, the Partnership had made net repurchases of 2,738,567 units at an approximate cost of $53.8 million. As of December 31, 2003, 1,116,739 units remain held in treasury at an approximate cost of $20.2 million.

Unit Options In August 2000, the Partnership's unitholders approved the establishment of a new Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as an element of compensation to senior management and other key employees, including the grant of 2.3 million unit options, with a variable exercise price, in connection with the restructuring of the Partnership's general partner fee and executive compensation systems. As of December 31, 2003, the Partnership has 1,972,200 variable-price options and 824,700 fixed-price options outstanding under the plan. All options vest over a five-year period and have a maximum term of ten years. The variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units.

A summary of option activity during 2003, 2002 and 2001 follows:

	Number of Units	Weighted Average Exercise Price
2001
Options outstanding at beginning of year	2,415,100	$18.83
Granted	463,600	20.61
Exercised	(4,300)	18.08
Forfeited	(67,100)	18.01
Options outstanding at end of year	2,807,300	$17.81
Options exercisable at end of year	690,940	$17.45
2002
Options outstanding at beginning of year	2,807,300	$17.81
Granted	331,000	23.49
Exercised	(117,350)	16.49
Forfeited	(15,500)	17.12
Options outstanding at end of year	3,005,450	$17.28
Options exercisable at end of year	1,107,730	$16.14
2003
Options outstanding at beginning of year	3,005,450	$17.28
Granted	55,000	28.45
Exercised	(255,250)	14.81
Forfeited	(8,300)	18.25
Options outstanding at end of year	2,796,900	$16.42
Options exercisable at end of year	1,417,270	$15.31

The following table sets forth information about the fair value of option grants using a binomial option-pricing model and the weighted-average assumptions used for such grants:

	2003	2002	2001
Weighted-average fair value of options granted	$ 4.05	$ 2.53	$ 2.16
Risk free interest rate	4.5%	5.3%	6.0%
Expected distribution yield	6.2%	6.8%	7.6%
Expected volatility factor	19.4%	18.0%	21.5%
Expected life	10 years	10 years	10 years

The following table summarizes information about unit options outstanding at December 31, 2003:

Options Outstanding					Options Exercisable
Type	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Variable	$12.88 - $28.45	1,972,200	6.2 years	$13.98	1,141,720	$13.87
Fixed	$17.85 - $28.45	824,700	7.6 years	22.26	275,550	21.32
	$12.88 - $28.45	2,796,900	6.6 years	$16.42	1,417,270	$15.31

(6) Senior Management Long-Term Incentive Compensation Plan:

In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of "phantom units" are made based upon the Partnership's operating performance. The awards accrue additional "phantom units" on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and will be paid through a combination of limited partnership units and cash. No effect for outstanding "phantom units" has been included in the diluted earnings per unit calculation, as the majority of the awards are expected to be settled in cash. The aggregate market value of the "phantom units" outstanding at yearend, which has been reflected on the balance sheet in "Other liabilities," was $4.2 million in 2003 and $1.5 million in 2002.

(7) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its employees. Contributions are discretionary and were $3,298,000 in 2003, $3,541,000 in 2002, and $3,414,000 in 2001. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions approximated $1,015,000 in 2003, $1,305,000 in 2002, and $1,227,000 in 2001.

In addition, approximately 160 employees are covered by union-sponsored, multi-employer pension plans for which approximately $645,000, $550,000, and $520,000 were contributed for the years ended December 31, 2003, 2002, and 2001, respectively. The Partnership believes that, as of December 31, 2003, it would have no withdrawal liability as defined by the Multiemployer Pension Plan Amendments Act of 1980.

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

(10) Subsequent Event:

On March 10, 2004, the Partnership announced that it had reached an agreement in principle for the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio. The $145 million cash transaction involves the purchase of substantially all of the park's assets, including the adjacent hotel and campground, but excludes the live-animal attractions. The acquisition is subject to a number of conditions, including completion of a definitive purchase agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls.

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2003, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

Changes in Internal Controls.

There have not been any significant changes in the Partnership's internal controls or other factors during the fourth quarter that could significantly affect such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Cedar Fair Management Company, an Ohio corporation owned by members of the Partnership's executive management, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 to the consolidated financial statements on page 23 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the special meeting of limited partner unitholders to be held in May 2004 (the "Proxy Statement") under the caption "Proposal Three: Election of Directors."

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Executive Officers" in Item I of Part I and is incorporated herein by reference.

C. Code of Ethics:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics, which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Senior Financial Officers (the "Code"). A copy of the Code is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

A. Security Ownership of Certain Beneficial Owners.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners."

B. Security Ownership of Management.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Interests of Certain Persons in the Proposal."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Independent Public Accountants."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Reports of Independent Public Accountants are filed under Item 8 of this Report:
		Page
(i)	Reports of Independent Auditors.	17-18
(ii)	Consolidated Balance Sheets - December 31, 2003 and 2002.	19
(iii)	Consolidated Statements of Operations - Years ended December 31, 2003, 2002, and 2001.	20
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001.	21
(v)	Consolidated Statements of Partners' Equity - Years ended December 31, 2003, 2002, and 2001.	22
(vi)	Notes to Consolidated Financial Statements - December 31, 2003, 2002, and 2001.	23-30

A. 2. Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.
Exhibit
Number	Description

3.6	Form of Fourth Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P.
4*	Form of Deposit Agreement.
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

10.25	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.
10.26	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.

Exhibit
Number	Description

10.27

Senior Series C Notes issued under the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.30

Note Purchase Agreement dated as of February 8, 2002 between Cedar Fair, L.P. and Subsidiaries and NY Life Insurance Company, NY Life Insurance and Annuity Corp., The Travelers Insurance Company, Teachers Insurance and Annuity Association of America and Jackson National Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.31

Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.32	Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.
10.33	Credit Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders.
10.34

Note Purchase Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries and Connecticut General Life Insurance Company, First Colony Life Insurance Company, Minnesota Life Insurance Company, NY Life Insurance and Annuity Corporation, NY Life Insurance Company, The Northwest Mutual Life Insurance Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, The Prudential Insurance Company of America, and The Teachers Insurance and Annuity Association of America.

10.35	Amendment No. 1 to the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998.
21*	Subsidiaries of Cedar Fair, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T (representation from Arthur Andersen regarding 2001 audit).

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

B. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED: March 12, 2004

/S/ Richard L. Kinzel

Richard L. Kinzel

Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	Chairman, President and Chief	March 12, 2004
	Richard L. Kinzel	Executive Officer, Director

/S/	Bruce A. Jackson	Corporate Vice President-Finance	March 12, 2004
	Bruce A. Jackson	(Chief Financial Officer)

/S/	Charles M. Paul	Vice President and Corporate Controller	March 12, 2004
	Charles M. Paul	(Chief Accounting Officer)

/S/	Richard S. Ferreira	Director	March 12, 2004
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 12, 2004
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 12, 2004
David L. Paradeau

/S/	Steven H. Tishman	Director	March 12, 2004
Steven H. Tishman

/S/	Thomas A. Tracy	Director	March 12, 2004
Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2003

EXHIBIT INDEX
Exhibit Number	Description	Page

3.6	Form of Fourth Amended and Restated Certificate and Agreement of Limited Partnership of Cedar Fair, L.P.	38-90
4*	Form of Deposit Agreement.	*
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

*
10.30

Note Purchase Agreement dated as of February 8, 2002 between Cedar Fair, L.P. and Subsidiaries and NY Life Insurance Company, NY Life Insurance and Annuity Corp., The Travelers Insurance Company, Teachers Insurance and Annuity Association of America and Jackson National Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

*
10.31

Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

*
10.32	Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.	*
10.33	Credit Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders.	91-159
10.34

Note Purchase Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries and Connecticut General Life Insurance Company, First Colony Life Insurance Company, Minnesota Life Insurance Company, NY Life Insurance and Annuity Corporation, NY Life Insurance Company, The Northwest Mutual Life Insurance Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, The Prudential Insurance Company of America, and The Teachers Insurance and Annuity Association of America.

160-215

EXHIBIT INDEX (continued)
Exhibit Number	Description	Page

10.35	Amendment No. 1 to the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998.	216-222
21*	Subsidiaries of Cedar Fair, L.P.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	223
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	224
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	225
99	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T (representation from Arthur Andersen regarding 2001 audit).	*

*	Incorporated herein by reference: see Item 15 (A)(3).