Form 10-Q
period 2004-03-28
CEDAR FAIR L P
filed 2004-05-07
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Units Outstanding As Of

May 1, 2004

50,792,266

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Index to Exhibits		14

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	3/28/04	12/31/03
ASSETS
Current Assets:
Cash	$ 3,218	$ 2,194
Receivables	4,098	6,560
Inventories	18,782	14,905
Prepaids	8,220	6,118
	34,318	29,777
Property and Equipment:
Land	150,089	150,144
Land improvements	131,837	131,765
Buildings	257,354	257,102
Rides and equipment	552,113	553,927
Construction in progress	25,841	10,832
	1,117,234	1,103,770
Less accumulated depreciation	(327,691)	(326,731)
	789,543	777,039
Intangibles and other assets, net	16,796	12,525
	$ 840,657	$ 819,341
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	32,040	20,757
Distribution payable to partners	22,844	22,319
Accrued interest	2,365	5,621
Accrued taxes	6,522	15,087
Accrued salaries, wages and benefits	9,391	11,406
Self-insurance reserves	10,672	10,901
Other accrued liabilities	6,405	5,603
	110,239	111,694

Accrued Taxes	51,802	42,448
Other Liabilities	5,468	7,661

Long-Term Debt:
Revolving credit loans	100,550	37,750
Term debt	315,082	310,897
	415,632	348,647
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	12	65
Limited partners, 50,713 and 50,673 units outstanding at
March 28, 2004 and December 31, 2003, respectively	252,214	303,536
	257,516	308,891
	$ 840,657	$ 819,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit amounts)
	Three months ended		Twelve months ended
	3/28/04	3/30/03	3/28/04	3/30/03

Net revenues:
Admissions	$ 9,052	$ 8,248	$ 260,252	$ 250,586
Food, merchandise and games	11,477	10,806	201,348	200,218
Accommodations and other	2,681	2,445	50,087	49,610
	23,210	21,499	511,687	500,414

Costs and expenses:
Cost of food, merchandise
and games revenues	3,480	3,328	52,931	52,623
Operating expenses	30,886	31,279	216,439	215,416
Selling, general and administrative	8,149	6,756	66,051	62,764
Non-cash unit option expense	1,337	1,243	5,959	5,311
Depreciation and amortization	3,443	3,218	44,918	41,600
	47,295	45,824	386,298	377,714

Operating income (loss)	(24,085)	(24,325)	125,389	122,700
Interest expense	5,792	5,937	23,925	25,107
Other (income) expense	(863)	185	(3,775)	6,341

Income (loss) before taxes	(29,014)	(30,447)	105,239	91,252
Provision for taxes	871	1,087	17,702	17,350

Net income (loss)	(29,885)	(31,534)	87,537	73,902
Net income (loss) allocated to
general partner	(30)	(32)	88	74
Net income (loss) allocated to
limited partners	$ (29,855)	$ (31,502)	$ 87,449	$ 73,828

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	50,679	50,575	50,644	50,538
Net income (loss) per limited
partner unit	$ (0.59)	$ (0.62)	$ 1.73	$ 1.46

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	50,679	50,575	51,569	51,242
Net income (loss) per limited
partner unit	$ (0.59)	$ (0.62)	$ 1.70	$ 1.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(In thousands, except per unit amounts)

Three months ended
3/28/04

SPECIAL L.P. INTERESTS	$ 5,290

GENERAL PARTNER'S EQUITY
Beginning balance, December 31, 2003	65
Net (loss)	(30)
Partnership distributions declared	(23)
12
LIMITED PARTNERS' EQUITY
Beginning balance, December 31, 2003	303,536
Net (loss)	(29,855)
Partnership distributions declared
($0.45 per limited partnership unit)	(22,821)
Expense recognized for limited partnership unit options	1,337
Limited partnership unit options exercised	17
252,214

Total Partners' Equity	$ 257,516

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/28/04	3/30/03	3/28/04	3/30/03
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ (29,885)	$ (31,534)	$ 87,537	$ 73,902
Adjustments to reconcile net income (loss) to net
cash from (for) operating activities
Depreciation and amortization	3,443	3,218	44,918	41,600
Non-cash unit option expense	1,337	1,243	5,959	5,311
Other non-cash (income) expense	(863)	185	(3,775)	6,341
Change in assets and liabilities:
(Increase) decrease in inventories	(3,877)	(4,918)	31	18
(Increase) decrease in current and other assets	185	1,083	(955)	1,119
Increase (decrease) in accounts payable	11,283	5,035	(1,040)	2,418
Increase (decrease) in accrued taxes	789	(444)	9,260	8,594
Increase (decrease) in self-insurance reserves	(229)	(1,180)	602	(731)
Increase (decrease) in other current liabilities	(4,469)	(9,503)	8,766	(595)
Increase (decrease) in other liabilities	(1,330)	(423)	(2,763)	1,689
Net cash from (for) operating activities	(23,616)	(37,238)	148,540	139,666

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(15,858)	(13,975)	(41,673)	(50,977)
Net cash (for) investing activities	(15,858)	(13,975)	(41,673)	(50,977)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on revolving credit loans	62,800	73,000	(107,600)	(41,350)
Term debt borrowings	-	-	100,000	46,667
Term debt payments	-	-	(10,000)	(10,000)
Distributions paid to partners	(22,319)	(21,252)	(89,207)	(83,969)
Exercise of limited partnership unit options	17	30	422	30
Net cash from (for) financing activities	40,498	51,778	(106,385)	(88,622)

CASH
Net increase for the period	1,024	565	482	67
Balance, beginning of period	2,194	2,171	2,736	2,669
Balance, end of period	$ 3,218	$ 2,736	$ 3,218	$ 2,736

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,048	$ 9,812	$ 23,638	$ 24,424
Interest capitalized	137	301	469	910
Cash payments for income taxes	4	3	7,190	7,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 28, 2004 AND MARCH 30, 2003.

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 28, 2004 and March 30, 2003 to accompany the quarterly results. Because amounts for the twelve months ended March 28, 2004 include 2003 peak season operating results, they may not be indicative of 2004 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the periods ended March 28, 2004 and March 30, 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, which were included in the Form 10-K filed on March 15, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates six amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair near Minneapolis; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks, which are located near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and operates Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its water parks and other seasonal resort facilities, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park's operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/28/04	3/30/03	3/28/04	3/30/03
	(In thousands except per unit amounts)

Basic weighted average units outstanding	50,679	50,575	50,644	50,538
Dilutive effect of unit options	-	-	925	704

Diluted weighted average units outstanding	50,679	50,575	51,569	51,242

Net income (loss) per unit - basic	$ (0.59)	$ (0.62)	$ 1.73	$ 1.46

Net income (loss) per unit - diluted	$ (0.59)	$ (0.62)	$ 1.70	$ 1.44

(5) Subsequent Event:

On April 8, 2004, the Partnership completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction involved the acquisition of substantially all of the assets of the park, including the adjacent hotel and campground, but excluded all animals located at the park, all personal property assets directly related to those animals, the use of the name "Six Flags" and the intellectual property related to that name, and the license to use Warner Bros. characters, all of which were retained by Six Flags. Cedar Fair assumed the complete operations and management of the park as of April 9, 2004 and has renamed the park "Geauga Lake." The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, and the balance through the Partnership's revolving credit agreement with a group of banks, which was expanded to $230 million total capacity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

Property and Equipment - Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. The composite method of depreciation is used for groups of assets obtained together in an acquisition.

Self-Insurance Reserves - Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made to assure their adequacy.

Revenue Recognition - Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.

Results of Operations:

First Quarter -

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our five seasonal amusement parks and five water parks, and daily operations at Knott's Berry Farm, which is open year-round. Net revenues for the first quarter of 2004 increased to $23.2 million from $21.5 million in 2003, due primarily to higher early-season attendance at Knott's Berry Farm compared to last year's first quarter, due to improved weather. Operations in the first quarter of 2004 were only impacted by six days of rain, compared to nine in 2003, including five days on which the park was forced to close early.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased 3% to $42.5 million, due in large part to the timing of advertising programs at Knott's Berry Farm. After depreciation and a $1.3 million non-cash charge for unit options, operating costs and expenses totaled $47.3 million for the period, compared to $45.8 million in 2003.

In 2002, we recorded a $7.6 million non-cash charge in other expense related to the change in fair value of two of our interest rate swap agreements that could not be designated as effective hedges under the applicable accounting rules. In the 2004 first quarter, we recognized a non-cash credit of $863,000 for the change in fair value of the swap agreements during the period, compared with an expense of $185,000 in the same period a year ago. The remaining balance of the original non-cash charges (totaling $4.0 million at the end of the first quarter) will reverse into income over the next four quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After the non-cash credit, and interest expense and provision for taxes, both of which were down slightly between years, our net loss for the period was $29.9 million, or $0.59 per diluted limited partner unit, compared to a net loss of $31.5 million, or $0.62 per unit, a year ago.

Twelve Months Ended March 28, 2004 -

For the twelve months ended March 28, 2004, which included actual 2003 peak season operating results, net revenues increased 2% to $511.7 million from $500.4 million for the twelve months ended March 30, 2003, which included actual 2002 peak season operating results. Over this same period, operating costs and expenses, before depreciation and other non-cash charges, increased to $335.4 million from $330.8 million. After depreciation and all other non-cash charges, operating income for the period increased to $125.4 million from $122.7 million, and net income increased to $87.5 million, or $1.70 per diluted unit, from $73.9 million, or $1.44 per unit, a year ago.

Liquidity and Capital Resources:

We ended the first quarter of 2004 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 3.2 at March 28, 2004 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and pre-opening expenses.

At the end of the quarter, we had $330 million of fixed-rate term debt, with staggered maturities ranging from 2004 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $100.6 million as of March 28, 2004. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

We have converted $100 million of our fixed-rate term debt to variable rates through the use of several interest rate swap agreements. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of $5.1 million at March 28, 2004, and has been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt."

On April 8, 2004, we completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, and the balance through our revolving credit agreement, which was expanded to $230 million of total capacity. We intend to enter the equity market later this year to complete the permanent funding of the acquisition and reduce the level of debt incurred in the acquisition.

Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers' leisure time and spending, adverse weather conditions, unanticipated construction delays, equity market conditions, and other factors could cause actual results to differ materially from our expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are party to two interest rate swap agreements that convert $100 million of revolving credit borrowings to fixed-rate obligations averaging 5.82% for a period of 11 more months. In addition, we have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of March 28, 2004, of our outstanding long-term debt, $330.0 million represents fixed rate debt and $100.6 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.0 million as of March 28, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 28, 2004, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit (2)

Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K filed on April 23, 2004.

Exhibit (10)

Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 7, 2004, among Cedar Fair, L.P. and Knott's Berry Farm as co-issuers, and Prudential Investment Management, Inc. and affiliated companies as purchasers. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on April 23, 2004.

Exhibit (10.1)

Credit Agreement dated as of April 8, 2004 among Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, Bank One, NA, National City Bank, Wachovia Bank, National Association, Fifth Third Bank, Comerica Bank, and UMB Bank, N.A. as lenders. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 23, 2004.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Registrant filed the following reports on Form 8-K during the quarter ended March 28, 2004, and through the date of this filing:

On March 30, 2004, a Form 8-K was filed announcing a change in the registrant's certifying accountant.

On April 23, 2004, a Form 8-K was filed announcing the completion of the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144,250,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management Company

General Partner

Date: May 7, 2004	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Charles M. Paul
Charles M. Paul
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number
Exhibit (2)

Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K filed on April 23, 2004.

		*

Exhibit (10)

Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 7, 2004, among Cedar Fair, L.P. and Knott's Berry Farm as co-issuers, and Prudential Investment Management, Inc. and affiliated companies as purchasers. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on April 23, 2004.

		*

Exhibit (10.1)

Credit Agreement dated as of April 8, 2004 among Cedar Fair, L.P., Cedar Fair, Magnum Management Corporation and Knott's Berry Farm as co-borrowers, and KeyBank National Association, Bank One, NA, National City Bank, Wachovia Bank, National Association, Fifth Third Bank, Comerica Bank, and UMB Bank, N.A. as lenders. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 23, 2004.

		*

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

* Incorporated herein by reference: see Item 6(a).