Form 10-Q
period 2004-06-27
CEDAR FAIR L P
filed 2004-08-04
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Yes X No .

Title of Class

Units Representing Limited Partner Interests

Units Outstanding As Of

August 1, 2004

53,337,200

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	6/27/04	12/31/03
ASSETS
Current Assets:
Cash	$ 15,485	$ 2,194
Receivables	17,435	6,560
Inventories	27,103	14,905
Prepaids	8,332	6,118
	68,355	29,777
Property and Equipment:
Land	174,121	150,144
Land improvements	151,227	131,765
Buildings	290,042	257,102
Rides and equipment	645,547	553,927
Construction in progress	20,406	10,832
	1,281,343	1,103,770
Less accumulated depreciation	(343,695)	(326,731)
	937,648	777,039
Intangibles and other assets	11,946	12,525
	$ 1,017,949	$ 819,341

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	52,878	20,757
Distribution payable to partners	22,922	22,319
Accrued interest	5,858	5,621
Accrued taxes	10,393	15,087
Accrued salaries, wages and benefits	14,042	11,406
Self-insurance reserves	11,227	10,901
Other accrued liabilities	10,146	5,603
	147,466	111,694

Accrued Taxes	51,756	42,448
Other Liabilities	7,187	7,661

Long-Term Debt:
Revolving credit loans	180,000	37,750
Term debt	382,718	310,897
	562,718	348,647
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	-	65
Limited partners, 50,937 and 50,673 units outstanding at
June 27, 2004 and December 31, 2003, respectively	243,532	303,536
	248,822	308,891
	$ 1,017,949	$ 819,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit amounts)
	Three months ended		Six months ended		Twelve months ended
	6/27/04	6/29/03	6/27/04	6/29/03	6/27/04	6/29/03

Net revenues:
Admissions	$ 71,151	$ 70,429	$ 80,203	$ 78,677	$260,974	$250,265
Food, merchandise and games	60,029	60,156	71,506	70,962	201,221	198,763
Accommodations and other	13,821	14,630	16,502	17,075	49,278	49,032
	145,001	145,215	168,211	166,714	511,473	498,060

Costs and expenses:
Cost of food, merchandise
and games revenues	15,777	15,536	19,257	18,864	53,172	51,886
Operating expenses	69,465	65,281	100,351	96,560	220,623	217,201
Selling, general and adminstrative	19,778	19,568	27,927	26,324	66,261	62,744
Non-cash unit option expense	983	1,835	2,320	3,078	5,107	5,788
Depreciation and amortization	16,104	15,443	19,547	18,661	45,579	42,527
	122,107	117,663	169,402	163,487	390,742	380,146

Operating income (loss)	22,894	27,552	(1,191)	3,227	120,731	117,914
Interest expense	6,362	6,422	12,154	12,359	23,865	24,804
Other (income) expense	(1,594)	(469)	(2,457)	(284)	(4,900)	3,995

Income (loss) before taxes	18,126	21,599	(10,888)	(8,848)	101,766	89,115
Provision for taxes	4,947	4,907	5,818	5,994	17,742	17,322

Net income (loss)	13,179	16,692	(16,706)	(14,842)	84,024	71,793
Net income (loss) allocated to
general partner	(3)	17	(33)	(15)	68	72
Net income (loss) allocated to
limited partners	$ 13,182	$ 16,675	$ (16,673)	$ (14,827)	$ 83,956	$ 71,721

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	50,810	50,605	50,746	50,591	50,691	50,561
Net income (loss) per limited
partner unit	$ 0.26	$ 0.33	$ (0.33)	$ (0.29)	$ 1.66	$ 1.42

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	51,981	51,286	50,746	50,591	51,739	51,190
Net income (loss) per limited
partner unit	$ 0.25	$ 0.33	$ (0.33)	$ (0.29)	$ 1.62	$ 1.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

(In thousands except per unit amounts)

	Special	General	Limited	Total
	L.P.	Partner's	Partners'	Partners'
	Interests	Equity	Equity	Equity

Balance at December 31, 2003	$ 5,290	$ 65	$ 303,536	$ 308,891

Allocation of net (loss)	-	(30)	(29,855)	(29,885)

Partnership distribution declared
($0.45 per limited partnership unit)	-	(23)	(22,821)	(22,844)

Expense recognized for limited partnership unit options	-	-	1,337	1,337

Limited partnership unit options exercised	-	-	17	17

Balance at March 28, 2004	5,290	12	252,214	257,516

Allocation of net income	-	(3)	13,182	13,179

Repurchase 0.1% general partner interest	-	(9)	(3,441)	(3,450)

Issuance of L.P. units to repurchase 0.1% general
partner interest	-	-	3,450	3,450

Partnership distribution declared
($0.45 per limited partnership unit)	-	-	(22,922)	(22,922)

Expense recognized for limited partnership unit options	-	-	983	983

Limited partnership unit options exercised	-	-	66	66

Balance at June 27, 2004	$ 5,290	$ -	$ 243,532	$ 248,822

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Six months ended		Twelve months ended
	6/27/04	6/29/03	6/27/04	6/29/03	6/27/04	6/29/03
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ 13,179	$ 16,692	$ (16,706)	$ (14,842)	$ 84,024	$ 71,793
Adjustments to reconcile net income (loss) to net
cash from operating activities
Depreciation and amortization	16,104	15,443	19,547	18,661	45,579	42,527
Non-cash unit option expense	983	1,835	2,320	3,078	5,107	5,788
Other non-cash (income) expense	(1,594)	(469)	(2,457)	(284)	(4,900)	3,995
Change in assets and liabilities, net of effects from
acquisition:
(Increase) in inventories	(7,273)	(5,420)	(11,150)	(10,338)	(1,822)	(1,560)
(Increase) decrease in current and other assets	(16,063)	(12,363)	(15,878)	(11,280)	(4,655)	2,582
Increase (decrease) in accounts payable	19,900	12,054	31,183	17,089	6,806	(2,420)
Increase in accrued taxes	3,825	3,768	4,614	3,324	9,317	9,525
Increase (decrease) in self-insurance reserves	555	309	326	(871)	848	(1,007)
Increase (decrease) in other current liabilities	11,885	14,734	7,416	5,231	5,917	(62)
Increase (decrease) in other liabilities	3,313	208	1,983	(215)	342	1,571
Net cash from operating activities	44,814	46,791	21,198	9,553	146,563	132,732

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(19,950)	(12,053)	(35,808)	(26,027)	(49,570)	(49,612)
Acquisition of Geauga Lake assets	(144,269)	-	(144,269)	-	(144,269)	-

Net cash (for) investing activities	(164,219)	(12,053)	(180,077)	(26,027)	(193,839)	(49,612)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on revolving credit loans	10,181	(3,850)	72,981	69,150	(93,569)	9,550
Term debt borrowings	-	-	-	-	100,000	-
Term debt payments	-	-	-	-	(10,000)	(10,000)
Distributions paid to partners	(22,844)	(22,288)	(45,163)	(43,541)	(89,763)	(85,525)
Exercise of limited partnership unit options	66	381	83	411	107	411
Acquisition of Geauga Lake assets:
Borrowings on revolving credit loans	69,269	-	69,269	-	69,269	-
Term debt borrowings	75,000	-	75,000	-	75,000	-
Net cash from (for) financing activities	131,672	(25,757)	172,170	26,020	51,044	(85,564)

CASH
Net increase (decrease) for the period	12,267	8,981	13,291	9,546	3,768	(2,444)
Balance, beginning of period	3,218	2,736	2,194	2,171	11,717	14,161
Balance, end of period	$ 15,485	$ 11,717	$ 15,485	$ 11,717	$ 15,485	$ 11,717

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 2,869	$ 2,343	$ 11,917	$ 12,155	$ 24,164	$ 24,056
Interest capitalized	145	190	282	491	424	785
Cash payments for income taxes	1,185	1,102	1,189	1,105	7,273	7,274

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 27, 2004 AND JUNE 29, 2003

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended June 27, 2004 and June 29, 2003 to accompany the three and six-month results. Because amounts for the twelve months ended June 27, 2004 include 2003 peak season operating results, they may not be indicative of 2004 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the periods ended June 27, 2004 and June 29, 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, which were included in the Form 10-K filed on March 15, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Geauga Lake near Cleveland, Ohio; Valleyfair near Minneapolis; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates five seasonal water parks, which are located near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and operates Camp Snoopy at the Mall of America in Bloomington, Minnesota under a management contract. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its water parks and other seasonal resort facilities, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its highest level of attendance during the third quarter of the year as well.

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

(4) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/27/04	6/29/03	6/27/04	6/29/03	6/27/04	6/29/03
	(In thousands except per unit amounts)

Basic weighted average units outstanding	50,810	50,605	50,746	50,591	50,691	50,561
Effect of dilutive units:
Unit options	1,171	681	-	-	1,048	629

Diluted weighted average units outstanding	51,981	51,286	50,746	50,591	51,739	51,190

Net income (loss) per unit - basic	$ 0.26	$ 0.33	$ (0.33)	$ (0.29)	$ 1.66	$ 1.42

Net income (loss) per unit - diluted	$ 0.25	$ 0.33	$ (0.33)	$ (0.29)	$ 1.62	$ 1.40

(5) Amendment to Limited Partnership Agreement:

On June 8, 2004, the Partnership obtained the approval from its limited partners of a plan to allow unitholders to elect the board of directors of the general partner. Under the approved plan, the Partnership's former general partner, Cedar Fair Management Company, was replaced and the unitholders elected the members of a staggered board of directors of a new general partner, Cedar Fair Management, Inc. In addition, the partnership agreement was amended to reduce the general partner's interest in the Partnership from 0.1% to 0.001%, and the new general partner was granted the authority to implement a unitholders' rights plan, which would allow the board of directors to resist a change or potential change in control of the Partnership if they deem that it is not in the best interest of all unitholders. The equity interest of the former general partner was redeemed by the Partnership for approximately 114,000 Cedar Fair, L.P. units valued at $3.45 million.

(6) Acquisition:

On April 8, 2004, the Partnership completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction involved the acquisition of substantially all of the assets of the park, including the adjacent hotel and campground, but excluded all animals located at the park, all personal property assets directly related to those animals, the use of the name "Six Flags" and the intellectual property related to that name, and the license to use Warner Bros. characters, all of which were retained by Six Flags. The Partnership assumed the complete operations and management of the park as of April 9, 2004 and renamed the park "Geauga Lake." The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, and the balance through the Partnership's revolving credit agreement with a group of banks.

Geauga Lake's assets, liabilities and results of operations since April 9, 2004 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been preliminarily allocated to property and equipment ($144.2 million), inventories ($1.0 million) and current liabilities ($0.9 million) based upon their estimated fair values at the date of acquisition.

(7) Subsequent Event:

On July 20, 2004, the Partnership completed a follow-on public offering of 2,400,000 limited partner units at $30.00 per unit. The Partnership used the net proceeds from the sale of the units (approximately $68.5 million before any over-allotment) to repay borrowings under its revolving credit facility related to the acquisition of Geauga Lake. The underwriters of the follow-on offering have the option to purchase up to 360,000 more units at $30.00 per unit to cover any over-allotment of units.

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

Results of Operations:

Second Quarter -

Results in the second quarter were negatively impacted by cool temperatures and frequent rainfall in the Midwest throughout much of May and June, as well as the timing of the 2004 operating calendar, which shifted several operating days from the second to the third quarter. The second quarter was also significantly impacted by the addition of Geauga Lake, which was acquired in April 2004. For the quarter, consolidated net revenues decreased slightly to $145.0 million from $145.2 million in 2003, on a 1% decrease in combined attendance and a 2% increase in average in-park guest per capita spending. Over this same period, out-of-park revenues, including resort hotels, decreased 4% between years. Excluding operations at Geauga Lake, net revenues in the quarter decreased 5% to $138.1 million, on an 8% decrease in combined attendance and a 3% increase in average in-park guest per capita spending.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased 5% to $105.0 million from $100.4 million in 2003, due to the acquisition of Geauga Lake. Excluding operations at Geauga Lake, total cash operating costs and expenses for the quarter decreased 5% to $95.4 million, due in large part to fewer operating days in the period. After depreciation and a $1.0 million non-cash charge for unit options, operating income for the period decreased to $22.9 million from $27.6 million a year ago, due primarily to Geauga Lake's operating loss of $4.5 million. On a same-park basis, operating income in the quarter decreased only slightly to $27.4 million.

In the 2004 second quarter, we recognized a non-cash credit of $1.6 million for the change in fair value of two interest rate swap agreements during the period, compared with a credit of $469,000 in the same period a year ago. The remaining swap liability balance of approximately $2.5 million at the end of the second quarter will reverse into income over the next three quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After the non-cash credit, and interest expense and provision for taxes, both of which were comparable between years, net income for the quarter was $13.2 million, or $0.25 per diluted limited partner unit, compared to net income of $16.7 million, or $0.33 per unit, a year ago. Excluding the impact of Geauga Lake, net income in the quarter would have increased $2.3 million over the prior year to $19.0 million, or $0.37 per unit.

Six Months Ended June 27, 2004 -

During the first half of 2004, inclement weather in the Midwest, as well as the late timing of the operating calendar, negatively impacted results at several of our parks. For the six months ended June 27, 2004, net revenues increased 1% to $168.2 million from $166.7 million for the six-month period ended June 29, 2003, on a 2% increase in average in-park guest per capita spending, offset somewhat by a slight decrease in combined attendance and a 2% decrease in out-of-park revenues. Excluding the contribution of Geauga Lake, net revenues in the period decreased 3% to $161.3 million, on a 6% decrease in combined attendance and a 3% increase in average in-park guest per capita spending.

Through the first six months of the year, our operating costs and expenses, before depreciation and other non-cash charges, increased 4% to $147.5 million, due primarily to the acquisition of Geauga Lake. On a same-park basis, cash operating costs and expenses for the first six months of the year decreased 3% to $137.9 million, due to a strong emphasis on expense controls at each of the parks, as well as fewer operating days in the period. After depreciation and a $2.3 million non-cash charge for unit option expense, the operating loss for the period was $1.2 million, compared to an operating profit of $3.2 million in 2003. Excluding the impact of Geauga Lake, operating profit for the first six months of the year would have increased slightly to $3.4 million.

We recognized a non-cash credit of $2.5 million for the change in fair value of our swap agreements during the six-month period, compared with a credit of $284,000 in the same period a year ago. After this non-cash credit, and after interest expense and provision for taxes, both of which were comparable between years, our net loss for the first six months of the year was $16.7 million, or $0.33 per diluted limited partner unit, compared to a net loss of $14.8 million, or $0.29 per unit, for the same period a year ago. Excluding the impact of Geauga Lake, our net loss through for the first six months of the year would have decreased to $10.9 million, or $0.21 per unit.

July 2004 -

In July, weather conditions began to improve at most of our seasonal parks as temperatures and rainfall returned closer to normal levels. For the month, combined attendance at our properties, including the newly acquired Geauga Lake, increased 5% over last year, average in-park guest per capita spending increased 4%, and out-of-park revenues increased 7%. Excluding the impact of Geauga Lake, combined attendance in July was down 2% between years, average in-park guest per capita spending was up 4%, and out-of-park revenues were up 5%. Overall, combined revenues in July were up 9% between years, or up 2% on a same-park basis.

Through the end of July, combined attendance at our twelve properties was up 5% from 2003, average in-park guest per capita spending was up 3%, and out-of-park revenues were up 2%. Excluding results from Geauga Lake, combined attendance through the first seven months of the year was down 2%, average in-park guest per capita spending was up 3% for the period, and out-of-park revenues were up 1%.

Adjusted EBITDA -

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and all other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the second quarter and six-month periods, adjusted EBITDA decreased $4.8 million and $4.3 million, respectively, due to the shortfall in attendance caused by poor weather during the periods, as well as fewer operating days caused by the late timing of the operating calendar. In addition, Geauga Lake generated an adjusted EBITDA loss of $2.7 million, which was primarily the result of start-up costs and weak early-season attendance.

Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income for the three and six-month periods ended June 27, 2004 and June 29, 2003.

	Three months ended		Six months ended
	6/27/04	6/29/03	6/27/04	6/29/03
	(In thousands)

Adjusted EBITDA	$ 39,981	$ 44,830	$ 20,676	$ 24,966
Depreciation and amortization	16,104	15,443	19,547	18,661
Non-cash unit option expense	983	1,835	2,320	3,078
Operating income (loss)	22,894	27,552	(1,191)	3,227
Interest expense	6,362	6,422	12,154	12,359
Other (income) expense	(1,594)	(469)	(2,457)	(284)
Provision for taxes	4,947	4,907	5,818	5,994
Net income (loss)	$ 13,179	$ 16,692	$ (16,706)	$ (14,842)

Liquidity and Capital Resources:

We ended the second quarter of 2004 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.2 at June 27, 2004 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $405 million of fixed-rate term debt, with staggered maturities ranging from 2004 to 2018, as well as a $230 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $180 million as of June 27, 2004. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

On July 20, 2004, we completed a follow-on public offering of 2,400,000 limited partner units at $30.00 per unit. We used the net proceeds from the sale of the units of approximately $68.5 million to repay borrowings incurred in the Geauga Lake acquisition under our revolving credit facility, and at the same time, reduced the credit facility back to its original capacity of $180 million.

We have converted $100 million of our fixed-rate term debt to variable rates through the use of several interest rate swap agreements. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net liability of $2.3 million at June 27, 2004, and has been reflected on the balance sheet in "Other Liabilities" with a corresponding decrease to "Term debt."

Credit facilities and cash flow from operations are expected to be adequate to meet seasonal working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers' leisure time and spending, adverse weather conditions, unanticipated construction delays, the absence of historical operating experience at Geauga Lake, and other factors could affect attendance at our parks and cause actual results to differ materially from our expectations.

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

We are party to two interest rate swap agreements that convert $100 million of revolving credit borrowings to fixed-rate obligations averaging 5.82% through February 2005. In addition, we have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of June 27, 2004, of our outstanding long-term debt, $405 million represents fixed rate debt and $180 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.0 million as of June 27, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 27, 2004, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

See Item 4 below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the limited partners of Cedar Fair, L.P. was held on June 8, 2004. At the meeting, the unitholders of the Partnership took the following actions:

  Approved an amendment to the partnership agreement that installed a new general partner of Cedar Fair, L.P.; reduced the 0.1% interest of the general partner in the Partnership to 0.001% and increased the aggregate interests of the unitholders from 99.9% to 99.999%; and authorized a procedure by which the unitholders will meet annually to elect the Board of Directors of the new general partner. The vote was 35,203,658 for the proposal, 617,557 against, with 520,650 abstentions and 14,342,890 non-votes.

  Approved an amendment to the partnership agreement that permits the general partner to issue units or rights to acquire units at a price that is more or less than the market price of the units at the time of issuance; and authorizes the general partner to amend the partnership agreement to implement the terms and conditions of any such rights issued by the general partner. The vote was 29,795,697 for the proposal, 5,905,142 against, with 445,244 abstentions and 14,538,672 non-votes.

  Elected the following individuals to the Board of Directors of the new general partner, with votes as indicated opposite each director's name:

	Nominee	For	Withheld

Class I	Richard Ferreira	35,696,463	645,419
	Richard Kinzel	35,665,856	676,023
	Thomas Tracy	35,669,656	672,225

Class II	Michael Kwiatkowski	35,508,218	833,663
	Steven Tishman	35,575,606	766,273

Class III	Darrel Anderson	35,771,528	570,352
	David Paradeau	35,469,908	871,971

Class I directors serve terms expiring in 2007, Class II directors serve terms expiring in 2006, and Class III directors serve terms expiring in 2005.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit (3)	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement dated March 22, 2004.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Registrant filed the following reports on Form 8-K during the quarter ended June 27, 2004, and through the date of this filing:

On June 21, 2004, a Form 8-K was filed for the purpose of updating the description of its units representing limited partner interests.

On July 16, 2004, a Form 8-K was filed to incorporate the underwriting agreement dated July 14, 2004, by reference into the Registration Statement on Form S-3 (File No. 333-116711) of Cedar Fair, L.P., filed with the Securities and Exchange Commission on June 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: August 4, 2004	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number
Exhibit (3)	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P.	*

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

* Incorporate herein by reference: see Item 6(a).