Form 10-Q
period 2004-09-26
CEDAR FAIR L P
filed 2004-11-05
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes X No .

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

November 1, 2004

53,478,769

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
	(Unaudited)	(Audited)
	9/26/04	12/31/03
ASSETS
Current Assets:
Cash	$ 9,783	$ 2,194
Receivables	20,482	6,560
Inventories	19,132	14,905
Prepaids	3,406	6,118
	52,803	29,777
Property and Equipment:
Land	174,142	150,144
Land improvements	152,630	131,765
Buildings	289,430	257,102
Rides and equipment	643,814	553,927
Construction in progress	37,207	10,832
	1,297,223	1,103,770
Less accumulated depreciation	(364,394)	(326,731)
	932,829	777,039
Intangibles and other assets	14,369	12,525
	$ 1,000,001	$ 819,341

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	41,006	20,757
Distribution payable to partners	24,065	22,319
Accrued interest	3,094	5,621
Accrued taxes	16,973	15,087
Accrued salaries, wages and benefits	20,474	11,406
Self-insurance reserves	13,004	10,901
Other accrued liabilities	4,095	5,603
	142,711	111,694

Accrued Taxes	51,622	42,448
Other Liabilities	6,239	7,661

Long-Term Debt:
Revolving credit loans	24,400	37,750
Term debt	367,738	310,897
	392,138	348,647
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	1	65
Limited partners, 53,479 and 50,673 units outstanding at
September 26, 2004 and December 31, 2003, respectively	402,000	303,536
	407,291	308,891
	$ 1,000,001	$ 819,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per unit amounts)
	Three months ended		Nine months ended		Twelve months ended
	9/26/04	9/28/03	9/26/04	9/28/03	9/26/04	9/28/03

Net revenues:
Admissions	$ 159,870	$ 148,705	$ 240,073	$ 227,382	$ 272,139	$ 257,797
Food, merchandise and games	113,849	104,760	185,355	175,722	210,310	199,267
Accommodations and other	31,883	28,747	48,385	45,822	52,414	49,695
	305,602	282,212	473,813	448,926	534,863	506,759

Costs and expenses:
Cost of food, merchandise
and games revenues	29,226	26,359	48,483	45,223	56,039	52,335
Operating expenses	94,959	80,660	195,310	177,220	234,922	215,565
Selling, general and adminstrative	30,718	27,850	58,645	54,174	69,129	64,297
Non-cash unit option expense	1,088	1,282	3,408	4,360	4,913	5,395
Depreciation and amortization	24,425	20,091	43,972	38,752	49,913	44,022
	180,416	156,242	349,818	319,729	414,916	381,614

Operating income	125,186	125,970	123,995	129,197	119,947	125,145
Interest expense	7,105	6,056	19,259	18,415	24,914	24,443
Other (income)	(1,175)	(1,163)	(3,632)	(1,447)	(4,912)	(633)

Income before taxes	119,256	121,077	108,368	112,229	99,945	101,335
Provision for taxes	10,383	9,650	16,201	15,644	18,475	17,823

Net income	108,873	111,427	92,167	96,585	81,470	83,512
Net income (loss) allocated to
general partner	1	111	(32)	97	(43)	84
Net income allocated to
limited partners	$ 108,872	$ 111,316	$ 92,199	$ 96,488	$ 81,513	$ 83,428

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	52,779	50,630	50,928	50,604	51,229	50,590
Net income per limited
partner unit	$ 2.06	$ 2.20	$ 1.81	$ 1.91	$ 1.59	$ 1.65

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,860	51,429	52,086	51,223	52,347	51,242
Net income per limited
partner unit	$ 2.02	$ 2.16	$ 1.77	$ 1.88	$ 1.56	$ 1.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(In thousands, except per unit amounts)

	Special	General	Limited	Total
	L.P.	Partner's	Partners'	Partners'
	Interests	Equity	Equity	Equity

Balance at December 31, 2003	$ 5,290	$ 65	$ 303,536	$ 308,891

Net (loss)	-	(30)	(29,855)	(29,885)

Partnership distribution declared
($0.45 per limited partnership unit)	-	(23)	(22,821)	(22,844)

Expense recognized for limited partnership unit options	-	-	1,337	1,337

Limited partnership unit options exercised	-	-	17	17

Balance at March 28, 2004	5,290	12	252,214	257,516

Net income (loss)	-	(3)	13,182	13,179

Repurchase 0.1% general partner interest	-	(9)	(3,441)	(3,450)

Issuance of L.P. units to repurchase 0.1% general
partner interest	-	-	3,450	3,450

Partnership distribution declared
($0.45 per limited partnership unit)	-	-	(22,922)	(22,922)

Expense recognized for limited partnership unit options	-	-	983	983

Limited partnership unit options exercised	-	-	66	66

Balance at June 27, 2004	5,290	-	243,532	248,822

Net income	-	1	108,872	108,873

Partnership distribution declared
($0.45 per limited partnership unit)	-	-	(24,065)	(24,065)

Net proceeds from sale of 2,567,000 limited
partnership units	-	-	73,278	73,278

Adjustment of limited partnership units issued to
repurchase 0.1% general partner interest	-	-	(708)	(708)

Expense recognized for limited partnership unit options	-	-	1,088	1,088

Limited partnership unit options exercised	-	-	3	3

Balance at September 26, 2004	$ 5,290	$ 1	$ 402,000	$ 407,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Nine months ended		Twelve months ended
	9/26/04	9/28/03	9/26/04	9/28/03	9/26/04	9/28/03
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income	$108,873	$111,427	$ 92,167	$ 96,585	$ 81,470	$ 83,512
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	24,425	20,091	43,972	38,752	49,913	44,022
Non-cash unit option expense	1,088	1,282	3,408	4,360	4,913	5,395
Other non-cash (income)	(1,175)	(1,163)	(3,632)	(1,447)	(4,912)	(633)
Change in assets and liabilities, net of effects from
acquisition:
(Increase) decrease in inventories	7,971	7,604	(3,179)	(2,734)	(1,455)	(905)
(Increase) decrease in current and other assets	4,184	2,703	(11,694)	(8,577)	(3,174)	2,201
Increase (decrease) in accounts payable	(11,872)	(16,971)	19,311	118	11,905	(4,237)
Increase in accrued taxes	6,446	4,086	11,060	7,410	11,677	8,664
Increase (decrease) in self-insurance reserves	1,777	398	2,103	(473)	2,227	(176)
Increase (decrease) in other current liabilities	(2,383)	(2,443)	5,033	2,788	5,977	(452)
Increase (decrease) in other liabilities	227	1,317	2,210	1,102	(748)	2,678
Net cash from operating activities	139,561	128,331	160,759	137,884	157,793	140,069

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(19,314)	(6,001)	(55,122)	(32,029)	(62,882)	(42,998)
Acquisition of Geauga Lake assets	-	-	(144,269)	-	(144,269)	-
Net cash (for) investing activities	(19,314)	(6,001)	(199,391)	(32,029)	(207,151)	(42,998)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net borrowings (payments) on revolving credit loans	(82,322)	(95,650)	(9,341)	(26,500)	(80,241)	300
Term debt borrowings	-	-	-	-	100,000	-
Term debt (payments)	(20,000)	(10,000)	(20,000)	(10,000)	(20,000)	(10,000)
Distributions paid to partners	(22,922)	(22,300)	(68,085)	(65,840)	(90,386)	(87,093)
Exercise of limited partnership unit options	3	24	86	435	86	435
Cash paid in place of limited partnership units to	(708)	-	(708)	-	(708)	-
repurchase 0.1% general partner interest
Acquisition of Geauga Lake assets:
Proceeds from public offering of limited	73,278	-	73,278	-	73,278	-
partnership units
Term debt borrowings	-	-	75,000	-	75,000	-
Proceeds applied to reduce revolving credit loans	(73,278)	-	(4,009)	-	(4,009)	-
Net cash (for) financing activities	(125,949)	(127,926)	46,221	(101,905)	53,020	(96,358)

CASH
Net increase (decrease) for the period	(5,702)	(5,596)	7,589	3,950	3,662	713
Balance, beginning of period	15,485	11,717	2,194	2,171	6,121	5,408
Balance, end of period	$ 9,783	$ 6,121	$ 9,783	$ 6,121	$ 9,783	$ 6,121

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,869	$ 10,335	$ 21,785	$ 22,490	$ 23,698	$ 24,527
Interest capitalized	480	43	762	534	861	1,341
Cash payments for income taxes	4,585	3,685	5,774	4,790	8,173	6,888

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

The accompanying consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended September 26, 2004 and September 28, 2003 to accompany the three and nine-month results. Because amounts for the twelve months ended September 26, 2004 include actual 2003 fourth quarter operating results, they may not be indicative of 2004 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's consolidated financial statements for the periods ended September 26, 2004 and September 28, 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, which were included in the Form 10-K filed on March 15, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Nine months ended		Twelve months ended
	9/26/2004	9/28/2003	9/26/2004	9/28/2003	9/26/2004	9/28/2003
	(In thousands except per unit amounts)

Basic weighted average units outstanding
outstanding	52,779	50,630	50,928	50,604	51,229	50,590
Effect of dilutive units:
Unit options	1,081	799	1,158	619	1,118	652

Diluted weighted average units
outstanding	53,860	51,429	52,086	51,223	52,347	51,242

Net income per unit - basic	$ 2.06	$ 2.20	$ 1.81	$ 1.91	$ 1.59	$ 1.65

Net income per unit - diluted	$ 2.02	$ 2.16	$ 1.77	$ 1.88	$ 1.56	$ 1.63

(5) Acquisition:

On April 8, 2004, the Partnership completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction involved the acquisition of substantially all of the assets of the park, including the adjacent hotel and campground, but excluded all animals located at the park, all personal property assets directly related to those animals, the use of the name "Six Flags" and the intellectual property related to that name, and the license to use Warner Bros. characters, all of which were retained by Six Flags. The Partnership assumed the complete operations and management of the park as of April 9, 2004 and renamed the park "Geauga Lake." The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, with the balance initially financed through the Partnership's revolving credit agreement with a group of banks.

On July 20, 2004, the Partnership completed a follow-on public offering of 2,400,000 limited partner units at $30.00 per unit, and an additional 167,000 units were sold to the underwriters on August 17, 2004 to cover over-allotments. The Partnership used the net proceeds from the sale of the units (approximately $73.3 million) to repay borrowings under its revolving credit facility principally related to the acquisition of Geauga Lake.

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

Results of Operations:

Third Quarter -

Results for the third quarter were negatively impacted by unseasonably cool and wet weather throughout much of July and August at our seasonal parks, offsetting the benefit of the 2004 operating calendar, which shifted several operating days from the second to the third quarter. Third quarter results also include operations from Geauga Lake, near Cleveland, Ohio, which was acquired in early April this year. For the quarter, net revenues increased 8% to $305.6 million from $282.2 million in 2003, on a 5% increase in combined attendance and a 3% increase in average in-park guest per capita spending. Over this same period, out-of-park revenues, including resort hotels, increased 8% between years. Excluding operations at Geauga Lake, net revenues in the quarter increased 3%, on a 1.5% decrease in combined attendance, a 3% increase in average in-park guest per capita spending, and a 6% increase in out-of-park revenues.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased 15% to $154.9 million from $134.9 million in 2003, due primarily to the operations of Geauga Lake. Excluding operations at Geauga Lake, total cash operating costs and expenses for the quarter increased 4%, due to having more operating days in the period. After depreciation and a $1.1 million non-cash charge for unit options, operating income for the quarter decreased slightly to $125.2 million from $126.0 million a year ago, due to Geauga Lake's operating loss of $1.8 million in the period. On a same-park basis, operating income in the period increased 1% to $127.0 million.

In the 2004 third quarter, we recognized a non-cash credit of $1.2 million for the change in fair value of two interest rate swap agreements during the period, which was comparable to last year's third quarter credit. The remaining swap liability balance of approximately $1.4 million at the end of the third quarter will reverse into income over the next two quarters as the swaps continue to serve the purpose of leveling cash interest costs through their maturity in the first quarter of 2005.

After the non-cash credit, and interest expense and provision for partnership taxes, both of which were up between years due to the Geauga Lake acquisition, net income for the quarter was $108.9 million, or $2.02 per diluted limited partner unit, compared to net income of $111.4 million, or $2.16 per unit, a year ago. Excluding the impact of Geauga Lake, net income in the quarter would have increased $0.7 million over the prior year to $112.1 million, or $2.16 per unit.

Nine Months Ended September 26, 2004 -

In spite of inclement weather throughout much of the operating season at most of our seasonal parks, consolidated net revenues for the nine months ended September 26, 2004, increased 6% to $473.8 million from $448.9 million for the nine-month period ended September 28, 2003. This increase was the result of a 3% increase in combined attendance, a 3% increase in average in-park guest per capita spending, and a 3% increase in out-of-park revenues. Excluding the contribution of Geauga Lake, net revenues in the period would have increased only slightly to $451.1 million, on a 3% increase in average in-park guest per capita spending, a 2% increase in out-of-park revenues, and a 3% decrease in combined attendance.

Through the first nine months of the year, our operating costs and expenses, before depreciation and other non-cash charges, increased to $302.4 million from $276.6 million last year, due primarily to the acquisition of Geauga Lake. On a same-park basis, cash operating costs and expenses for the first nine months of the year increased only slightly to $278.4 million, due to a continued emphasis on expense controls at each of the parks. After depreciation and a $3.4 million non-cash charge for unit option expense, operating income decreased to $124.0 million from $129.2 million in 2003, due to Geauga Lake's operating loss of $6.3 million in the period. On a same-park basis, operating income for the nine-month period increased slightly to $130.3 million.

We recognized a non-cash credit of $3.6 million for the change in fair value of our swap agreements during the nine-month period, compared with a credit of $1.4 million in the same period a year ago. After this non-cash credit, and after interest expense and provision for partnership taxes, both of which were up somewhat between years due to the addition of Geauga Lake, our net income for the first nine months of the year decreased to $92.2 million, or $1.77 per diluted limited partner unit, from $96.6 million, or $1.88 per unit, for the same period a year ago. Excluding the impact of Geauga Lake, our net income for the first nine months of the year would have increased $4.7 million to $101.3 million, or $1.97 per unit.

October 2004 -

In October, our operating results benefited from improved weather and an extra weekend of operations at several of our parks. For the month, combined attendance increased 9% over last year, and average in-park guest per capita spending increased 3%. Excluding operations at Geauga Lake, combined October attendance was still up 4% between years and average in-park guest per capita spending was also up 4%.

Adjusted EBITDA -

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the third quarter, adjusted EBITDA increased $3.4 million, or 2%, to $150.7 million, due in part to the addition of Geauga Lake, as well as the increase in average in-park guest per capita spending and each park's ability to control its operating costs in the period. Excluding the contribution of Geauga Lake, adjusted EBITDA would have increased 1% for the quarter. Through the first nine months of the year, adjusted EBITDA decreased to $171.4 million from $172.3 million in the same period a year ago. This small decrease resulted from essentially flat results on a same-park basis and an adjusted EBITDA loss of $1.3 million generated at Geauga Lake due to poor attendance during the period subsequent to its acquisition.

Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income for the three and nine-month periods ended September 26, 2004 and September 28, 2003.
	Three months ended		Nine months ended		Twelve months ended
	9/26/2004	9/28/2003	9/26/2004	9/28/2003	9/26/2004	9/28/2003
	(In thousands)

Adjusted EBITDA	$150,699	$147,343	$171,375	$172,309	$174,773	$174,562
Depreciation and amortization	24,425	20,091	43,972	38,752	49,913	44,022
Non-cash unit option expense	1,088	1,282	3,408	4,360	4,913	5,395
Operating income	125,186	125,970	123,995	129,197	119,947	125,145
Interest expense	7,105	6,056	19,259	18,415	24,914	24,443
Other (income)	(1,175)	(1,163)	(3,632)	(1,447)	(4,912)	(633)
Provision for taxes	10,383	9,650	16,201	15,644	18,475	17,823
Net income	$108,873	$111,427	$92,167	$96,585	$81,470	$83,512

Liquidity and Capital Resources:

We ended the third quarter of 2004 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio of 2.7 at September 26, 2004 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $385 million of fixed-rate term debt, with staggered maturities ranging from 2005 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $24.4 million as of September 26, 2004. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

We have converted $100 million of our fixed-rate term debt to variable rates through the use of several interest rate swap agreements. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of $2.7 million at September 26, 2004, and has been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt."

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

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

We are party to two interest rate swap agreements that convert $100 million of variable-rate borrowings to fixed-rate obligations averaging 5.82% through February 2005. In addition, we have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of September 26, 2004, of our outstanding long-term debt, $385 million represents fixed rate debt and $24.4 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.2 million as of September 26, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 26, 2004, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings. No significant changes were made to the Partnership's internal controls or other factors that have materially affected, or that are reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

On October 5, 2004, the Partnership issued 89,172 units of limited partner interest to our former general partner, Cedar Fair Management Company (CFMC), for distribution to its shareholders and certain other executives of CFMC that had an interest as shareholder equivalents in CFMC. These units were issued as part of the restructuring plan that was approved by the Partnership's limited partners in June 2004. The offer, sale and issuance of the units were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, because the issuance of units to the recipients did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

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

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: November 5, 2004	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Peter J. Crage
Peter J. Crage
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18