Form 10-K
period 2004-12-31
CEDAR FAIR L P
filed 2005-03-16
CIK 811532

FORM 10 - K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 25, 2004 of $31.11 per unit was approximately $1,612,040,000.

Number of Depositary Units representing limited partner interests outstanding as of February 28, 2005: 53,480,243

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its Annual Meeting of Unitholders to be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 2005.

*********************************

The Exhibit Index is located on page 41

Page 1 of 45 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Cedar Fair, L.P. and its affiliated companies (the "Partnership") is a publicly traded Delaware limited partnership managed by Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the "General Partner").

The Partnership owns and operates seven amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Geauga Lake, located near Cleveland in Aurora, Ohio; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates separate-gated water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. All principal rides and attractions at the parks are owned and operated by the Partnership and its affiliated companies.

In addition, the Partnership operates Camp Snoopy, a seven-acre indoor amusement park at the Mall of America in Bloomington, Minnesota, under a management contract that it has been notified will terminate at the end of March 2005.

The Partnership's six seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in some cases, October. The five water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are derived during an approximate 130-day operating season. Knott's Berry Farm is open daily on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions, with the exception of RipCord, Screamin' Swing, go-kart tracks, miniature golf courses and rock climbing attractions at several of the parks.

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

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for seven consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Top Thrill Dragster," one of the world's tallest and fastest roller coasters, standing 420 feet tall and reaching speeds up to 120 mph; "Millennium Force," the world's top-rated steel roller coaster; "Magnum XL-200," "Raptor," "Wicked Twister," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, "double-impulse," stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; and "Snoopy's Summer Vacation," a family-oriented ice show featuring Snoopy and the other "PEANUTS" characters. In addition, the park offers more than 50 restaurants, fast food outlets and refreshment stands, more than 40 gift and novelty shops, and more than 60 game stands.

Located adjacent to the park is "Soak City" water park, a separate-gated attraction that features more than 20 water rides and attractions, including "Splash Zone," a multi-story interactive play area; "Zoom Flume," a large water slide raft ride; twelve additional water slides; two river rafting rides; two children's activity areas; and a giant wave pool, as well as food and merchandise shops. "Challenge Park," which includes extra-charge attractions "RipCord," a free-fall ride from a height of more than 15 stories, a 36-hole themed miniature golf course and two go-kart tracks, is also located adjacent to the park.

Cedar Point also owns and operates four hotel facilities. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's restaurant. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a private beach, lake swimming, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant. In November of 2004, the park's only year-round hotel, the Radisson Harbour Inn, was converted into an indoor water park resort, called Castaway Bay. The new resort, located at the Causeway entrance to the park, features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. Highlighting the attractions in the water park is a 100,000-gallon wave pool; a 35-foot-high, 520-foot-long water roller coaster; a multi-story interactive play area with a 1,000-gallon bucket that empties on guests every few minutes; and numerous other water activities. In addition, the resort offers a state-of-the-art arcade, various dining and merchandising facilities, and a T.G.I. Friday's restaurant.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for more than 650 boats, including floating docks and full guest amenities. Castaway Bay Marina is a full-service marina featuring 262 slips and full guest amenities. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point, an upscale camping area designed in a nautical New England style, which offers a total of 64 lakefront cottages, 40 cabins and 97 full-service recreation vehicle campsites.

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

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Silver Bullet," a 146-foot-tall inverted roller coaster, which opened in December 2004; "Xcelerator," a world-class roller coaster; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas in the park, as well as Knott's California Marketplace, a dining and shopping area that is located just outside the park's gates and is accessible free of charge.

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

Knott's Berry Farm also owns and operates the Knott's Berry Farm Hotel, a 320-room, full-service hotel located adjacent to the park, which features a pool, tennis courts and meeting/banquet facilities.

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

Dorney Park features more than 50 rides and attractions, including "Hydra - The Revenge," scheduled to open in 2005, which will be one of the world's tallest and fastest floorless roller coasters; "Talon," one of the tallest and fastest inverted roller coasters in the world; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest steel roller coasters in the world; five additional roller coasters; "White Water Landing," one of the world's tallest water flume rides; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; live musical shows featuring talented college students; and an antique Dentzel carousel carved in 1921. Included in the price of admission is "Wildwater Kingdom," one of the largest water parks in the United States, which features more than 20 water slides, including "Patriot's Plunge," "Jumpin' Jack Splash," and "Aquablast," one of the longest elevated water slides in the world; a giant wave pool; and two children's activity areas. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park.

GEAUGA LAKE & WILDWATER KINGDOM

Geauga Lake, near Cleveland, Ohio, was first developed as a recreational area in 1887, and was acquired by the Partnership in April of 2004. This family-oriented theme park serves a total market area of approximately seven million people. The park's major markets include Cleveland/Akron, Youngstown and Pittsburgh.

Geauga Lake features more than 50 rides and attractions, including "X-Flight," a flying coaster that guides riders on a thrilling flying experience laying down; "Dominator," the world's longest floorless coaster; the "Big Dipper" and seven additional roller coasters; "KidWorks," which is an indoor/outdoor children's activity area; a 3D/4D movie theater; various live shows featuring talented college students; and extra-charge attractions that include "RipCord," go-karts and a trampoline jump. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park. Also included in the price of admission for 2005 will be a new 20-acre water park, "Wildwater Kingdom," scheduled to be constructed over a two-year period. The first phase will open in 2005 and will include a 60-foot-tall tornado slide, an activity pool, an action river and a new children's area with a multi-story interactive play structure. Hurricane Mountain, Ohio's tallest water slide complex, will also be moved to Wildwater Kingdom for the 2005 season from Geauga Lake's small existing water park. The second phase of Wildwater Kingdom is planned to be ready for the 2006 season and will feature the addition of a 38,000-square-foot wave pool, an adult pool with whirlpool spas and swim-up bar, and a number of additional water slides.

Located adjacent to the park are the 145-room Geauga Lake Hotel and the Geauga Lake Campgrounds, which features 300 developed campsites. Both the hotel and campgrounds are owned and operated by the Partnership.

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

Valleyfair offers more than 50 rides and attractions, including "Rip Tide," a suspended spinning thrill ride, which is scheduled to open in 2005; "Steel Venom," a 185-foot-tall "double-impulse" coaster; "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest steel roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "KidWorks," which is an indoor/outdoor children's activity area; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park. Admission to "Whitewater Country" water park is included in admission to the amusement park.

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

Worlds of Fun Village, new in 2005, will offer overnight guest accommodations next to the park in 20 wood-side cottages, 22 log cabins and 80 deluxe RV sites. Also, included within the Village is a clubhouse with a swimming pool and arcade games.

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

In Cedar Point's major markets, its primary amusement park competitors are Geauga Lake near Cleveland and Paramount Kings Island in southern Ohio.

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

In Geauga Lake's major markets, its primary amusement park competitors are Cedar Point in Sandusky, Ohio and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at Cedar Point, Knott's Berry Farm, Dorney Park, Geauga Lake, Worlds of Fun and Michigan's Adventure, by state ride-safety inspectors.

EMPLOYEES

The Partnership has approximately 1,300 full-time employees. During the operating season, Cedar Point, Dorney Park, Geauga Lake, Valleyfair, Worlds of Fun and Michigan's Adventure have approximately 4,000, 1,800, 1,450, 1,500, 2,000 and 1,100 seasonal employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 2,860 seasonal employees for peak periods and 500 part-time employees who work year-round. Approximately 3,100 of Cedar Point's seasonal employees and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS

Name	Age	Position with General Partner

Richard L. Kinzel	64

Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Bruce A. Jackson	53	Bruce Jackson has served as Corporate Vice President of Finance and Chief Financial Officer since 1992. Mr. Jackson is a certified public accountant.
Jacob T. (Jack) Falfas	53

Jack Falfas will be assuming the newly created position of Chief Operating Officer in April 2005. He has served as Vice President & General Manager of West Coast Operations since the end of 2000. Prior to that, Mr. Falfas served as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000.

Richard J. Collingwood	65

Dick Collingwood, who will be retiring in September 2005, has served as Corporate Vice President of Administration since the end of 2000. Prior to that, he served as Corporate Vice President of General Services since 1992.

Peter J. Crage	43

Peter Crage has served as Vice President and Corporate Controller since August 2004. Before rejoining Cedar Fair he served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.

Robert A. Decker	44	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Wayne E. Olcott	56

Wayne Olcott will be assuming the newly created position of Corporate Vice President of Accommodations in April 2005. He has served as Vice President of Accommodations at Cedar Point since joining Cedar Fair in 1999.

H. John Hildebrandt	55

John Hildebrandt was promoted to Vice President & General Manager of Cedar Point in March 2005. He served as Vice President & General Manager of Dorney Park from June 2004 to February 2005. Prior to that, Mr. Hildebrandt served as Vice President of Marketing at Cedar Point from 1983 to 2004.

Gregory Picon	39

Gregg Picon will be assuming the position of Vice President & General Manager of West Coast Operations in April 2005. He has served as Vice President and General Manager of the Knott's Soak City Water Park in Palm Springs, California since it was acquired in May 2001. Prior to that, he served as Vice President of Operations at Knott's Berry Farm from 1999 through 2001.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS (continued)

Name	Age	Position with General Partner

Gregory P. Scheid	41

Greg Scheid was promoted to Vice President & General Manager of Dorney Park in March 2005. Prior to that, he was in charge of Retail and Games at Cedar Point from 2001 to 2004, and as Director of Games at Cedar Point from 2000 to 2001.

Larry L. MacKenzie	49

Larry MacKenzie has served as Vice President & General Manager of Valleyfair since the end of 2001. He served as interim General Manager of Michigan's Adventure for several months subsequent to its acquisition in late May 2001. Prior to that, he served as Vice President of Revenue Operations at Dorney Park from 1997 to 2001.

H. Philip Bender	48

Phil Bender has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000. Prior to that, he served as Vice President of Retail Operations at Worlds of Fun since the beginning of 2000, and as Director of Retail Operations at Worlds of Fun from 1995 to 2000.

William G. Spehn	45

Bill Spehn was promoted to Vice President & General Manager of Geauga Lake in March 2004. Prior to that, he served as Vice President of Park Operations at Cedar Point from 2002 to 2004, and as Director of Park Operations at Cedar Point from 2000 to 2002.

Camille Jourden-Mark	38

Camille Jourden-Mark has served as Vice President & General Manager of Michigan's Adventure since the end of 2001. Prior to that, she served under previous ownership as General Manager of the park for more than five years.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership's Investor Relations Office or through our web site (www.cedarfair.com).

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Castaway Bay Waterpark Resort and adjoining TGI Friday's restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.

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

Knott's Berry Farm and Knott's Soak City are situated on approximately 160 acres and 13 acres, respectively, virtually all of which have been developed. Knott's Soak City-San Diego is located on 65 acres, of which 32 acres have been developed and 33 acres remain available for future expansion. Knott's Soak City-Palm Springs is located on 21 acres, of which 16 acres have been developed and 5 acres remain available for future expansion.

Dorney Park is situated on approximately 200 acres, of which 170 acres have been developed and 30 acres remain available for future expansion.

Geauga Lake is situated on approximately 670 acres, of which 395 acres have been developed, approximately 200 acres are restricted from use under environmental conditions, and 75 acres remain available for future expansion.

At Valleyfair, approximately 115 acres have been developed, and approximately 75 additional acres remain available for future expansion.

Worlds of Fun is located on approximately 350 acres, of which 253 acres have been developed and 97 acres remain available for future expansion.

Michigan's Adventure is situated on approximately 235 acres, of which 80 acres have been developed and 155 acres remain available for future expansion.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN" (CUSIP 150185 10 6). As of February 28, 2005, there were approximately 11,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,800 participants in the Partnership's distribution reinvestment plan. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

2004	Distribution	High	Low
4th Quarter	$0.45	$33.00	$28.65
3rd Quarter	0.45	31.67	28.80
2nd Quarter	0.45	35.24	29.70
1st Quarter	0.45	36.01	30.20

2003	Distribution	High	Low
4th Quarter	$0.44	$31.55	$27.40
3rd Quarter	0.44	28.24	24.28
2nd Quarter	0.44	28.59	24.42
1st Quarter	0.44	25.65	22.65

ITEM 6. SELECTED FINANCIAL DATA.

	2004(1)	2003	2002	2001(2)	2000(3)
(In thousands, except per unit and per capita amounts)

Operating Data
Net revenues	$541,972	$509,976	$502,851	$477,256	$472,920
Operating income	117,830	125,149	121,192	98,557	115,516
Income before taxes	97,030	103,806	88,576	74,414	94,159
Net income	78,315	85,888	71,417	57,894	77,806
Per limited partner unit (4)	1.47	1.67	1.39	1.13	1.50

Financial Position
Total assets	$993,208	$819,341	$822,257	$810,231	$764,143
Working capital (deficit)	(88,557)	(81,917)	(77,101)	(69,832)	(88,646)
Long-term debt	462,084	368,647	375,150	383,000	300,000
Partners' equity	370,483	308,891	305,320	308,250	330,589

Distributions Declared
Per limited partner unit	$1.80	$1.76	$1.66	$1.60	$1.53

Other Data
Depreciation and amortization	$50,690	$44,693	$41,682	$42,486	$39,572
Adjusted EBITDA (5)	173,018	175,707	170,103	152,704	162,915
Capital expenditures	75,878	39,789	55,279	47,801	93,487
Combined attendance (6)	12,635	12,245	12,380	11,890	11,703
Combined guest per capita spending (7)	$36.59	$35.48	$34.50	$34.41	$34.75

NOTE 1 - Operating results for Geauga Lake are included for the period subsequent to the acquisition date in April 2004.

NOTE 2 - Operating results for Michigan's Adventure and Knott's Soak City-Palm Springs are included for the periods subsequent to their respective acquisition dates in 2001.

NOTE 3 - The 2000 operating results include a $7.8 million, or $0.15 per unit, non-recurring cost to terminate general partner fees.

NOTE 4 - Net income per limited partner unit is computed based on the weighted average number of units and equivalents outstanding - assuming dilution.

NOTE 5 - Adjusted EBITDA represents earnings before interest, taxes, depreciation, and all other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating and net income (the most comparable financial measures) is provided in the table in Item 7 on page 13.

NOTE 6 - Combined attendance includes attendance figures from the seven amusement parks and the five separately gated water parks.

NOTE 7 - Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from these statistics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Business Overview

We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, food and other attractions outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance. The fixed nature of these costs makes attendance a key factor in the profitability of each park. Results of operations include Geauga Lake since its acquisition in April of 2004.

The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.
For the years ended December 31,	2004		2003		2002
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$ 276.8	51.1%	$ 259.4	50.9%	$ 252.1	50.1%
Food, merchandise and games	211.2	38.9%	200.7	39.3%	201.1	40.0%
Accommodations and other	54.0	10.0%	49.9	9.8%	49.7	9.9%
Net revenues	542.0	100.0%	510.0	100.0%	502.9	100.0%

Cash operating costs and expenses	369.0	68.1%	334.3	65.6%	332.8	66.2%
Adjusted EBITDA (1)	173.0	31.9%	175.7	34.4%	170.1	33.8%

Depreciation and amortization	50.7	9.4%	44.7	8.8%	41.7	8.3%
Other non-cash costs	4.5	0.8%	5.9	1.1%	7.2	1.4%
Operating income	117.8	21.7%	125.1	24.5%	121.2	24.1%

Interest and other expense, net	20.8	3.8%	21.3	4.2%	32.6	6.5%
Provision for taxes	18.7	3.4%	17.9	3.5%	17.1	3.4%
Net income	$ 78.3	14.5%	$ 85.9	16.8%	$ 71.4	14.2%

Selective Statistical Information:
Amusement park attendance (in thousands)		11,257		10,700		10,887
Amusement park per capita spending		$ 38.21		$ 37.49		$ 36.39
Water park attendance (in thousands)		1,378		1,545		1,493
Water park per capita spending		$ 23.35		$ 21.61		$ 20.72

(1) Adjusted EBITDA represents earnings before interest, taxes, depreciation, and all other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating and net income (the most comparable financial measures) is provided in the table above.

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

Property and Equipment

Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. The composite method of depreciation is used for groups of assets obtained together in an acquisition of a business.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Revenue Recognition

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.

Results of Operations

2004 vs. 2003

Net revenues in 2004 increased 6%, or $32.0 million, to $542.0 million. The increase in net revenues was the result of a 3% increase in combined attendance across our 12 properties (to 12.6 million from 12.2 million in 2003), a 3% increase in average in-park guest per capita spending (to $36.59 from $35.48 in 2003), and a 5% increase in out-of-park revenues. The increase in out-of-park revenues was primarily driven by improvement in occupancy levels at our resort hotels at Cedar Point. Excluding results from the acquisition of Geauga Lake, net revenues in 2004 would have increased 2%, or $7.5 million, on a 3% decrease in combined attendance, a 3% increase in average in-park guest per capita spending, and a 4% increase in out-of-park revenues.

In 2004, the addition of Geauga Lake, along with a strong year at Knott's Berry Farm, offset soft attendance numbers at some of our seasonal amusement parks resulting from inconsistent weather during the peak summer months and a moderate capital program. Good weather, together with favorable tourism and pricing trends in the Southern California market, contributed to Knott's strong performance. For the year, combined attendance at our seven amusement parks totaled 11.3 million guests, up 5% from 2003. Excluding the impact of Geauga Lake, combined attendance at our amusement parks would have decreased 1% to 10.6 million. At our five water parks, the comparisons entering 2004 were very difficult following record performances at several of the parks in 2003. For the full year, combined attendance at our five water parks totaled 1.4 million guests, down 11% from 2003, with the majority of that decrease coming at Oceans of Fun in Kansas City, where temperatures stayed well below average all summer long. The 3% increase in our average in-park guest per capita spending level in 2004 was due to solid improvements in guest spending on admissions and foods, as well as a shift in the mix of attendance away from lower per capita parks, such as our water parks.

Excluding depreciation and all other non-cash charges, total operating costs and expenses in 2004 increased 10%, or $34.7 million, to $369.0 million from $334.3 million in 2003. This increase was largely due to the acquisition of Geauga Lake. Excluding operations at Geauga Lake, total cash operating costs and expenses for 2004 would have increased only 2%, or $6.2 million, from 2003. All operating costs as a percent of revenues remained relatively level between years.

Because we strongly emphasize generating cash flow for distributions to our unitholders, a meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits. In 2004, adjusted EBITDA decreased 2%, or $2.7 million, to $173.0 million, due entirely to an adjusted EBITDA loss of $4.0 million generated at Geauga Lake during the period subsequent to its acquisition. Excluding the impact of Geauga Lake, adjusted EBITDA would have increased 1%, or $1.3 million, to $177.0 million in 2004, due primarily to increases in average in-park guest per capita spending and out-of-park revenues. The consolidated adjusted EBITDA margin in 2004 decreased to 31.9% from 34.4% in 2003, due almost entirely to the impact of the Geauga Lake operations. On a same park basis, the consolidated EBITDA margin decreased only slightly to 34.2%, due to soft attendance figures at our highest margin park, Cedar Point.

In 2003, we began accounting for unit options using the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation." In 2004, we recorded a $4.5 million non-cash charge for unit options, compared to a charge of $5.9 million in 2003.

In 2002, we recorded a $7.6 million non-cash charge related to the change in fair value of two of our interest rate swap agreements that could not be designated as effective hedges under the applicable accounting rules. In 2004, we recognized a non-cash credit of $4.5 million for the change in fair value of these swap agreements during the year, which compared to a non-cash credit of $2.7 million in 2003. These amounts are aggregated with interest expense in the accompanying table.

After these non-cash items, and interest expense and provision for partnership taxes, both of which were up between years due to the Geauga Lake acquisition, net income for 2004 decreased $7.6 million to $78.3 million, or $1.47 per diluted limited partner unit, from $85.9 million, or $1.67 per unit, in 2003. Excluding the impact of Geauga Lake, net income for 2004 would have increased $5.8 million between years to $91.7 million, or $1.76 per unit.

2003 vs. 2002

Net revenues in 2003 increased 1.4%, or $7.1 million, to $510.0 million from $502.9 million in 2002. This increase reflects a 3% increase in average in-park guest per capita spending (to $35.48 from $34.50 in 2002), a 1% increase in out-of-park revenues and a 1% decrease in combined attendance across our 11 properties (to 12.2 million from 12.4 million in 2002). The increase in out-of-park revenues was from improvements in occupancy levels at our resort hotels at Cedar Point and Knott's Berry Farm.

In 2003, successful capital programs at Cedar Point and Valleyfair, along with a record year at Michigan's Adventure, partially offset attendance declines at Dorney Park and Worlds of Fun resulting from poor weather and the lack of a major new attraction, and an attendance decline at Knott's Berry Farm due to soft tourism trends and heavy competition. For the year, combined attendance at our six amusement parks totaled 10.7 million, down less than 2% from 2002's level. At Cedar Point, the addition of Top Thrill Dragster, the world's tallest and fastest roller coaster, contributed to the park's solid performance, while the introduction of the Steel Venom roller coaster at Valleyfair helped generate record revenues at that park. At our five water parks, improved attendance at our California properties, along with a record year at Worlds of Fun's water park, Oceans of Fun, led to a 3% increase in combined attendance to 1.55 million guests. The 3% increase in our overall in-park guest per capita spending level in 2003 was due to solid improvements in guest spending on admissions and merchandise, as well as a shift in the mix of attendance toward higher per capita parks, such as Cedar Point.

Cash operating costs and expenses, excluding depreciation and all other non-cash charges, increased less than 1% to $334.3 million in 2003 from $332.8 million in 2002, due to a continued focus at the individual park level to control operating costs during the year. All operating costs as a percent of revenues remained relatively level between years.

In 2003, adjusted EBITDA increased 3% to a record $175.7 million from $170.1 million in 2002, due primarily to increases in average in-park guest per capita spending and out-of-park revenues, as well as each park's ability to control operating costs. The consolidated adjusted EBITDA margin improved to 34.4% in 2003 from 33.8% in 2002, due to costs increasing at a slower rate than revenues.

Other non-cash costs in 2003 include a $5.9 million charge for unit options under SFAS No. 123. In 2002, we recognized a non-cash unit option charge of $4.0 million under our previous policy of accounting for unit options using the intrinsic value method prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as we "marked to market" our variable-priced options only. In addition, we recorded a provision of $3.2 million for the estimated portion of the net book value of certain fixed assets that might not be recoverable after they were removed from service in 2002.

After these non-cash items, and interest expense and provision for partnership taxes, both of which were comparable between years (except for the effect of interest rate swap accounting), net income for 2003 increased $14.5 million to $85.9 million, or $1.67 per diluted limited partner unit, from $71.4 million, or $1.39 per unit, in 2002.

Liquidity and Capital Resources

We ended 2004 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 3.7 at December 31, 2004 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities increased $13.2 million, or 10%, to $148.2 million in 2004. This increase was primarily due to normal fluctuations in current liabilities and accrued taxes, offset by a decrease in net income of $7.6 million. The acquisition of Geauga Lake, combined with the timing in payments of liabilities, contributed to the increase in current liabilities and accrued taxes.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our amusement parks and resort properties. During 2004, net cash used for investing activities totaled $220.1 million, including $144.3 million for the acquisition of Geauga Lake and $75.9 million of capital expenditures, compared to $39.8 million in 2003. The $36.1 million increase between years in capital expenditures is the result of a moderate capital program for the 2004 season and the early timing of payments on several large capital projects for the 2005 season. We also invested $21 million in Castaway Bay, our year-round indoor water park resort in Sandusky, Ohio, which opened to the public in November 2004.

For the 2005 operating season, we are investing approximately $83 million in capital improvements at our 12 properties, including the addition of new world-class roller coasters at Knott's Berry Farm and Dorney Park, as well as the addition of a major new water park at Geauga Lake. We are optimistic that these investments, as well as other improvements at each of the parks, will generate a high level of public interest and acceptance. However, stable population trends in the parks' market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance. Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our parks and resort facilities. This has enabled us to maintain consistently high attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

Financing Activities

Net cash provided by financing activities totaled $73.1 million in 2004, compared to net cash utilized of $95.1 million and $91.3 million in 2003 and 2002, respectively. In connection with our acquisition of Geauga Lake in April 2004, we issued $75.0 million of senior notes with terms of seven to eleven years at a fixed rate of 4.72%, and we completed an equity offering of 2.6 million limited partner units, which generated net proceeds of $73.3 million. In addition, net revolving credit borrowings totaled $37.7 million in 2004. Cash used in financing activities during the year reflects $20.0 million for scheduled term loan repayments, $92.2 million to pay cash distributions, and $0.7 million to repurchase the former General Partner's interest in the Partnership.

Capital Resources

At December 31, 2004, we had $387 million of fixed-rate term debt, with staggered maturities ranging from 2005 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $75.4 million as of December 31, 2004. Of the total term debt, $20 million is scheduled to mature in 2005. Based on interest rates in effect at yearend for variable-rate debt, and after giving effect to interest rate swap agreements described below, cash interest payments for 2005 would total approximately $24-25 million, in line with interest paid in 2004. In addition, cash distributions in 2005, at the recently declared new annual rate of $1.84 per unit, would total approximately $98 million, 7% higher than the distributions paid in 2004.

Credit facilities and cash flow from operations are expected to be adequate to meet planned capital expenditures, as well as seasonal working capital needs and regular quarterly cash distributions for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations at December 31, 2004 (in millions):

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-tem debt (1)	$ 567.6	$ 37.6	$ 165.5	$ 73.0	$ 291.5
Capital expenditures (2)	22.9	17.0	5.9	-	-
Total	$ 590.5	$ 54.6	$ 171.4	$ 73.0	$ 291.5

  Represents maturities on long-term debt obligations, plus contractual interest payments on all fixed-rate debt. See Note 3 in "Notes to Consolidated Financial Statements" for further information.

  Represents contractual obligations in place at yearend for purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2004.

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

We have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 5-14 more years. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of $1.7 million at December 31, 2004, and has been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt." At December 31, 2004, $285 million of our outstanding long-term debt represented fixed-rate debt and $175.4 million represented variable-rate debt.

After giving effect to our interest rate swap agreements, and assuming an average annual balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt would be approximately $1.7 million as of December 31, 2004.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could possibly not be passed along to our guests. In particular, increases in labor, supplies, taxes and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates, which although not tied directly to federal and state minimum wage laws, do follow those wage trends. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so to a large extent in the future. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor.

Forward Looking Statements

Some of the statements contained in this Annual Report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumer spending, adverse weather conditions, unanticipated construction delays, the absence of historical operating experience for Geauga Lake, and other factors could affect attendance at our parks and cause actual results to differ materially from our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to the information appearing under the subheading "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2004 and 2003 are presented in the table below (in thousands, except per unit amounts):
(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-diluted
2004
1st Quarter	$ 23,210	$ (24,085)	$ (29,885)	$ (0.59)
2nd Quarter	145,001	22,894	13,179	0.25
3rd Quarter	305,602	125,186	108,873	2.02
4th Quarter	68,159	(6,165)	(13,852)	(0.21)
	$ 541,972	$ 117,830	$ 78,315	$ 1.47
2003
1st Quarter	$ 21,499	$ (24,325)	$ (31,534)	$ (0.62)
2nd Quarter	145,215	27,552	16,692	0.33
3rd Quarter	282,212	125,970	111,427	2.16
4th Quarter	61,050	(4,048)	(10,697)	(0.21)
	$ 509,976	$ 125,149	$ 85,888	$ 1.67

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

Reports of Independent Registered Public Accounting Firms

To the Partners of Cedar Fair, L.P.: We have audited the accompanying consolidated balance sheet of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2004, and the related consolidated statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Partnership's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

March 14, 2005

To the Partners of Cedar Fair, L.P.: In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of partners' equity present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Partnership changed the manner in which it accounts for equity-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as of January 1, 2003.

PricewaterhouseCoopers LLP

Cleveland, Ohio,

March 10, 2004.

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2004	2003

ASSETS

Current Assets:
Cash	$ 3,353	$ 2,194
Receivables	4,766	6,560
Inventories	17,632	14,905
Prepaids and other current assets	7,209	6,118
Total current assets	32,960	29,777
Property and Equipment:
Land	174,143	150,144
Land improvements	153,498	131,765
Buildings	298,037	257,102
Rides and equipment	671,830	553,927
Construction in progress	20,470	10,832
	1,317,978	1,103,770
Less accumulated depreciation	(371,007)	(326,731)
	946,971	777,039
Intangibles and other assets, net	13,277	12,525
	$ 993,208	$ 819,341
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	21,708	20,757
Distribution payable to partners	24,066	22,319
Accrued interest	6,857	5,621
Accrued taxes	17,832	15,087
Accrued salaries, wages and benefits	13,751	11,406
Self-insurance reserves	14,258	10,901
Other accrued liabilities	3,045	5,603
Total current liabilities	121,517	111,694

Accrued Taxes	52,438	42,448

Other Liabilities	6,686	7,661

Long-Term Debt:
Revolving credit loans	75,400	37,750
Term debt	366,684	310,897
	442,084	348,647

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	-	65
Limited partners, 53,480 and 50,673 units outstanding
in 2004 and 2003, respectively	365,193	303,536
Total partners' equity	370,483	308,891
	$ 993,208	$ 819,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2004	2003	2002

Net Revenues:
Admissions	$ 276,761	$ 259,448	$ 252,143
Food, merchandise and games	211,260	200,677	201,044
Accommodations and other	53,951	49,851	49,664
	541,972	509,976	502,851
Costs and Expenses:
Cost of food, merchandise and games
revenues	56,721	52,779	52,989
Operating expenses	242,062	216,832	216,528
Selling, general and administrative	70,171	64,658	63,231
Non-cash unit option expense (substantially
all selling, general and administrative)	4,498	5,865	4,029
Depreciation and amortization	50,690	44,693	41,682
Provision for loss on retirement of assets	-	-	3,200
	424,142	384,827	381,659

Operating Income	117,830	125,149	121,192
Interest Expense	25,263	24,070	24,967
Other (Income) Expense	(4,463)	(2,727)	7,649

Income Before Taxes	97,030	103,806	88,576
Provision for Taxes	18,715	17,918	17,159

Net Income	$ 78,315	$ 85,888	$ 71,417
Net Income Allocated to General Partner	(32)	86	71
Net Income Allocated to Limited Partners	$ 78,347	$ 85,802	$ 71,346

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding - basic	51,968	50,615	50,523
Net income per limited partner unit - basic	$ 1.51	$ 1.70	$ 1.41

Weighted average limited partner units and equivalents outstanding - diluted	53,315	51,334	51,263
Net income per limited partner unit - diluted	$ 1.47	$ 1.67	$ 1.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the years ended December 31,	2004	2003	2002

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$ 78,315	$85,888	$71,417
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	50,690	44,693	41,682
Non-cash unit option expense	4,498	5,865	4,029
Provision for loss on retirement of assets	-	-	3,200
Other non-cash (income) expense	(4,463)	(2,727)	7,649
Issuance of limited partner units as compensation	31	-	-
Change in assets and liabilities, net of effects from acquisition
(Increase) decrease in inventories	(1,679)	(1,010)	221
(Increase) decrease in current and other assets	153	(57)	(1,960)
Increase (decrease) in accounts payable	13	(7,288)	6,839
Increase in accrued taxes	12,735	8,027	10,465
Increase (decrease) in self-insurance reserves	3,357	(349)	(250)
Increase in other current liabilities	1,023	3,732	1,004
Increase (decrease) in other liabilities	3,488	(1,856)	2,172
Net cash from operating activities	148,161	134,918	146,468
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Geauga Lake assets	(144,269)	-	-
Capital expenditures	(75,878)	(39,789)	(55,279)
Net cash (for) investing activities	(220,147)	(39,789)	(55,279)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisition of Geauga Lake assets:
Net proceeds from public offering of limited partnership units	73,268	-	-
Term debt borrowings	75,000	-	-
Net borrowings (payments) on revolving credit loans	37,650	(97,400)	(97,850)
Term debt borrowings	-	100,000	100,000
Term debt repayments	(20,000)	(10,000)	(10,000)
Distributions paid to partners	(92,151)	(88,141)	(83,448)
Exercise of limited partnership unit options	86	435	-
Cash paid in repurchase of 0.1% general partner interest	(708)	-	-
Net cash from (for) financing activities	73,145	(95,106)	(91,298)
CASH
Net increase (decrease) for the period	1,159	23	(109)
Balance, beginning of period	2,194	2,171	2,280
Balance, end of period	$ 3,353	$ 2,194	$ 2,171
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 24,027	$24,402	$23,412
Interest capitalized	1,214	633	807
Cash payments for income taxes	8,832	7,189	7,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands, except per unit amounts)
		Limited					Accumulated
		Partner	Limited		General	Special	Other	Total
		Units	Partners'		Partner's	L.P.	Comprehensive	Partners'
	Outstanding		Equity		Equity	Interests	Loss	Equity

Balance at December 31, 2001	50,513		$ 309,058		$ 85	$ 5,290	$ (6,183)	$ 308,250

Net income	71,346	-	71,346	-	71	-	-	71,417
Partnership distributions declared
($1.66 per limited partner unit)	(83,883)	-	(83,883)	-	(86)	-	-	(83,969)
Expense recognized for limited partnership
unit options	4,029	-	4,029	-	-	-	-	4,029
Limited partnership unit options exercised		36	-		-	-	-	-
Change in unrealized loss on interest rate
swap agreements	-	-	-	-	-	-	5,593	5,593

Balance at December 31, 2002	50,549		300,550		70	5,290	(590)	305,320

Net income		-	85,802	-	86	-	-	85,888
Partnership distributions declared
($1.76 per limited partner unit)		-	(89,116)	-	(91)	-	-	(89,207)
Expense recognized for limited partnership
unit options		-	5,865	-	-	-	-	5,865
Limited partnership unit options exercised		124	435	435	-	-	-	435
Change in unrealized loss on interest rate
swap agreements		-	-	-	-	-	590	590

Balance at December 31, 2003	50,673		303,536		65	5,290	-	308,891

Net income		-	78,347	-	(32)	-	-	78,315
Partnership distributions declared
($1.80 per limited partner unit)		-	(93,874)	-	(24)	-	-	(93,898)
Expense recognized for limited partnership
unit options		-	4,498	-	-	-	-	4,498
Limited partnership unit options exercised		150	86		-	-	-	86
Issuance of limited partner units as
compensation		1	31		-	-	-	31
Repurchase of 0.1% general partner interest		-	(3,441)		(9)	-	-	(3,450)
Issuance of limited partner units to
repurchase 0.1% general partner interest		89	2,742		-	-	-	2,742
Net proceeds from sale of limited
partnership units		2,567	73,268	-	-	-	-	73,268

Balance at December 31, 2004	53,480		$ 365,193		$ -	$ 5,290	$ -	$ 370,483

	2004	2003	2002
Summary of Comprehensive Income
Net income	$ 78,315	$ 85,888	$ 71,417
Other comprehensive income on interest
rate swap agreements	-	590	5,593
Total Comprehensive Income	$ 78,315	$ 86,478	$ 77,010

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the "General Partner"). The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2004, there were 53,480,243 outstanding limited partnership units registered on The New York Stock Exchange, net of 876,940 units held in treasury.

At a special meeting of limited partners held on June 8, 2004, unitholders approved a plan to allow unitholders to elect the board of directors of the General Partner. Under the approved plan, the Partnership's former general partner, Cedar Fair Management Company, was removed and replaced, and the unitholders elected the members of a staggered board of directors of a new general partner, Cedar Fair Management, Inc. In addition, the partnership agreement was amended to reduce the General Partner's interest in the Partnership from 0.1% to 0.001%, and the new General Partner was granted the authority to implement a unitholders' rights plan, which would allow the board of directors to resist a change or potential change in control of the Partnership if they deem that it is not in the best interest of all unitholders. The equity interest of the former general partner was redeemed by the Partnership for $0.7 million in cash and 89,172 Cedar Fair, L.P. units valued at $2.7 million.

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

Property and Equipment Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $50.1 million in 2004, $44.3 million in 2003, and $41.2 million in 2002.

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

Goodwill Goodwill as of December 31, 2004 and 2003 totaled approximately $9.1 million. Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be tested regularly for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. This statement did not have a material impact on the consolidated operating results or financial position of the Partnership, as no impairment has been identified.

Self-Insurance Reserves Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Derivative Financial Instruments The Partnership accounts for the use of derivative financial instruments according to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related amendments. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of "Other comprehensive income (loss)" and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed-rate debt, designated as fair value hedges, the effective portion of the change in fair value of the derivative instrument is reported in "Other assets" or "Other liabilities" with a corresponding adjustment to the liability being hedged. For the ineffective portion of a derivative, the change in fair value, if any, is recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

Revenue Recognition Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.

Advertising Costs The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $34.5 million in 2004, $30.8 million in 2003 and $29.9 million in 2002. Amounts incurred through yearend for the following year's advertising programs are included in prepaid expenses.

Income Taxes Because of its legal structure, the Partnership is not subject to corporate income taxes; rather the Partnership's tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as "passive income" for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. Only the tax returns of the Partnership's corporate subsidiaries have been examined through March 1999.

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships, such as Cedar Fair, L.P., with new taxes levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. The Partnership recorded a tax provision for these federal and state partnership taxes of $18.7 million, $17.9 million, and $17.2 million in 2004, 2003 and 2002, respectively. The provision for income taxes for the Partnership's corporate subsidiaries has not been material in any period presented. The Partnership provides reserves for liabilities that may arise from tax exposures which result from specific positions taken in its tax returns or from tax planning strategies employed to minimize its tax liabilities. Management determines tax exposure items based on positions asserted by tax authorities, as well as management's own assessment of exposures from unasserted items. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes at the Partnership's corporate subsidiaries. The significant components of deferred tax assets and liabilities as of December 31, 2004 are as follows:

(In thousands)	2004

Deferred tax assets:
Options and deferred compensation	$ 10,026
Accrued expenses	2,119
Gross deferred tax assets	12,145

Deferred tax liabilities:
Depreciation	6,543
Short-period tax liability	4,700
Other, net	78
Gross deferred tax liabilities	11,321
Net deferred tax asset	$ 824

The net current and non-current components of deferred taxes recognized in the consolidated balance sheet are as follows:

(In thousands)	2004

Net current deferred tax asset	$ 743
Net non-current deferred tax asset	81
Net deferred tax asset	$ 824

The net current deferred tax asset amount is included in "Prepaids and other current assets" and the net non-current deferred tax asset amount is included in "Intangibles and other assets" in the accompanying 2004 consolidated balance sheet.

Unit-Based Compensation Prior to 2003, the Partnership accounted for all equity-based compensation awards, including unit options, using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, the Partnership's variable-priced options were "marked to market" over their vesting period whenever the exercise price was lower than the market price of limited partnership units. Approximately $4.0 million in non-cash compensation expense, with an offsetting credit to partners' equity, was recognized in 2002 under APB Opinion No. 25.

Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $4.5 million and $5.9 million in non-cash compensation expense was recognized in 2004 and 2003, respectively, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for prior years were not restated. Had the Partnership continued to account for options under APB Opinion No. 25, non-cash unit option expense would have been essentially unchanged in 2004 and approximately $13.3 million higher in 2003 compared to the amount recognized under SFAS No. 123.

Had compensation expense for the option plan been determined from inception using the provisions of SFAS No. 123, the effect on the Partnership's net income and earnings per unit in 2002 would have been as follows:

Year Ended December 31,	2002
(In thousands, except per unit amounts)
Net income, as reported	$ 71,417
Plus: Total unit-based compensation expense included in reported net income	4,029
Less: Total unit-based compensation expense determined under fair value-based method for all awards	(4,988)
Pro forma net income	$ 70,458

Earnings per unit:
Basic - as reported	$ 1.41
Basic - pro forma	1.39

Diluted - as reported	$ 1.39
Diluted - pro forma	1.38

Earnings Per Unit For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2004	2003	2002
(In thousands except per unit amounts)
Basic weighted average units outstanding	51,968	50,615	50,523
Effect of dilutive units:
Unit options (Note 5)	1,163	719	740
Phantom units (Note 6)	184	-	-
Diluted weighted average units outstanding	53,315	51,334	51,263
Net income per unit - basic	$1.51	$1.70	$1.41
Net income per unit - diluted	$1.47	$1.67	$1.39

(3) Long- Term Debt:

Long-term debt at December 31, 2004 and 2003 consisted of the following:

(In thousands)	2004	2003

Revolving credit loans	$ 75,400	$ 37,750
Term debt:
August 1994 senior notes at 8.43% (due 2005-2006)	20,000	30,000
January 1998 senior notes at 6.68% (due 2007-2011)	50,000	50,000
August 2001 senior notes at 6.40% (due 2005-2008)	40,000	50,000
February 2002 senior notes at 6.44% average rate (due 2007-2015)	100,000	100,000
December 2003 senior notes at 5.38% average rate (due 2009-2018)	100,000	100,000
April 2004 senior notes at 4.72% (due 2011-2015)	75,000	-
Fair value hedges on December 2003 senior notes	1,684	897
	462,084	368,647
Less current portion	20,000	20,000
	$ 442,084	$ 348,647

Revolving Credit Loans In December 2003, the Partnership entered into a new credit agreement with seven banks under which it has available a $180 million revolving credit facility through March 2007. This credit facility was expanded to $230 million for part of 2004 in order to initially accommodate the acquisition of Geauga Lake. As of December 31, 2004, borrowings under the credit facility were $75.4 million at an effective rate of 3.1%. The maximum outstanding revolving credit balance during 2004 was $210.2 million under the expanded credit facility.

Borrowings under the agreement bear interest at LIBOR plus 0.875% per annum, with other rate options. The agreement also requires the Partnership to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $1.2 million, $0.6 million and $0.8 million was capitalized in 2004, 2003 and 2002, respectively.

Term Debt In April of 2004, the Partnership entered into a new note agreement for the issuance of $75 million in senior notes with maturities in 2011 - 2015 at an interest rate of 4.72%. The proceeds were used to repay revolving credit borrowings principally related to the acquisition of Geauga Lake.

At December 31, 2004, the scheduled annual maturities of term debt were as follows (in thousands):

2005	$ 20,000
2006	20,000
2007	40,000
2008	20,000
2009	30,000
Thereafter	255,000
$ 385,000

The fair value of the aggregate future repayments on term debt at December 31, 2004, as required by SFAS No.107, would be approximately $402.7 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The Partnership may make prepayments on any of these notes with defined premiums.

Covenants Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of partners' equity, and comply with certain cash flow and interest coverage ratios. The Partnership was in compliance with these covenants as of December 31, 2004.

(4) Derivative Financial Instruments:

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time.

In 2003, the Partnership entered into interest rate swap agreements as a means of converting $100 million of new fixed-rate senior notes to variable rates averaging LIBOR plus 0.64% over their full terms. The fair market value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of approximately $1.7 million at December 31, 2004. At December 31, 2004, the hedges were highly effective, and accordingly, the fair values have been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt."

Two of the Partnership's interest rate swap agreements, which were entered into in 2001, contained provisions that did not meet the definition of derivative instruments that can be designated as hedges under SFAS No. 133. Consequently, the Partnership recognized a $7.6 million charge in other expense in 2002 related to the change in fair value of these two swaps. In 2004 and 2003, the Partnership recorded a non-cash credit of $4.5 million and $2.7 million, respectively, for the change in fair value of the same swaps. The remaining $459,000 accrual is included in "Other accrued liabilities," and will reverse into income during the first quarter of 2005 as the contracts expire.

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

Unit Options In August 2000, the Partnership's unitholders approved the establishment of a new Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as an element of compensation to senior management and other key employees, including the grant of 2.3 million unit options, with a variable exercise price, in connection with the restructuring of the Partnership's general partner fee and executive compensation systems. As of December 31, 2004, the Partnership has 1,728,300 variable-price options and 712,250 fixed-price options outstanding under the plan. All options vest over a five-year period and have a maximum term of ten years. The variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units.

A summary of option activity during 2004, 2003 and 2002 follows:

	Number of Units	Weighted Average Exercise Price
2002
Options outstanding at beginning of year	2,807,300	$17.81
Granted	331,000	23.49
Exercised	(117,350)	16.49
Forfeited	(15,500)	17.12
Options outstanding at end of year	3,005,450	$17.28
Options exercisable at end of year	1,107,730	$16.14
2003
Options outstanding at beginning of year	3,005,450	$17.28
Granted	55,000	28.45
Exercised	(255,250)	14.81
Forfeited	(8,300)	18.25
Options outstanding at end of year	2,796,900	$16.42
Options exercisable at end of year	1,417,270	$15.31
2004
Options outstanding at beginning of year	2,796,900	$16.42
Granted	-	-
Exercised	(283,570)	15.65
Forfeited	(72,780)	16.13
Options outstanding at end of year	2,440,550	$15.18
Options exercisable at end of year	1,706,570	$14.09

The following table sets forth information about the fair value of option grants in 2003 and 2002 using a binomial option-pricing model and the weighted-average assumptions used for such grants. There were no options granted in 2004.

	2003	2002
Weighted-average fair value of options granted	$ 4.05	$ 2.53
Risk free interest rate	4.5%	5.3%
Expected distribution yield	6.2%	6.8%
Expected volatility factor	19.4%	18.0%
Expected life	10 years	10 years

The following table summarizes information about unit options outstanding at December 31, 2004:

Options Outstanding					Options Exercisable
Type	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Variable	$11.09 - $26.66	1,728,300	5.2 years	$12.21	1,359,100	$12.11
Fixed	$17.85 - $28.45	712,250	6.7 years	22.38	347,470	21.84
	$11.09 - $28.45	2,440,550	5.6 years	$15.18	1,706,570	$14.09

(6) Senior Management Long-Term Incentive Compensation Plan:

In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of "phantom units" are made based upon the Partnership's operating performance. The awards accrue additional "phantom units" on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and will be paid through a combination of limited partnership units and cash. The effect for outstanding "phantom units" has been included in the diluted earnings per unit calculation beginning in 2004, as at least half of the awards are expected to be settled in limited partnership units. The aggregate market value of the "phantom units" vested and outstanding at yearend, which has been reflected on the balance sheet in "Other liabilities," was $5.4 million in 2004, $4.2 million in 2003 and $1.5 million in 2002.

(7) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $3,556,000 in 2004, $3,298,000 in 2003, and $3,541,000 in 2002. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $754,000 in 2004, $1,015,000 in 2003, and $1,305,000 in 2002.

In addition, approximately 140 employees are covered by union-sponsored, multi-employer pension plans for which approximately $654,000, $645,000 and $550,000 were contributed for the years ended December 31, 2004, 2003, and 2002, respectively. The Partnership believes that, as of December 31, 2004, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.

(8) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(9) Acquisition:

On April 8, 2004, the Partnership completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction involved the acquisition of substantially all of the assets of the park, including the adjacent hotel and campground, but excluded all animals located at the park, all personal property assets directly related to those animals, the use of the name "Six Flags" and the intellectual property related to that name, and the license to use Warner Bros. characters, all of which were retained by Six Flags. The Partnership assumed the complete operations and management of the park as of April 9, 2004 and renamed the park "Geauga Lake". The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, with the balance initially financed through the Partnership's expanded revolving credit agreement with a group of banks.

On July 20, 2004, the Partnership completed a public offering of 2,400,000 limited partner units at $30.00 per unit, and an additional 167,000 units were sold to the underwriters on August 17, 2004 to cover over-allotments. The Partnership used the net proceeds from the sale of the units (approximately $73.3 million) to repay borrowings under its revolving credit facility principally related to the acquisition of Geauga Lake.

Geauga Lake's assets, liabilities and results of operations since April 9, 2004 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to property and equipment ($144.2 million), inventories ($1.0 million) and current liabilities ($0.9 million) based upon their estimated fair values at the date of acquisition. Pro forma information has not been presented in the financial statements as the effect of the acquisition was deemed not to be significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's chief executive officer and chief financial officer, as of December 31, 2004. Based upon that evaluation, and as a result of the material weakness described below in "Management's Report on Internal Control over Financial Reporting," the chief executive officer and chief financial officer have concluded that, as of December 31, 2004, the Partnership's disclosure controls and procedures were not effective, only in respect to income taxes, in timely alerting them to information required to be included in the Partnership's periodic SEC filings.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Partnership's internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner's board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management excluded from its assessment the internal controls over financial reporting at Geauga Lake, which was acquired on April 8, 2004 and whose financial statements reflect total assets and revenues constituting 14% and 5% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Based on its assessment, management has concluded that, as of December 31, 2004, the Partnership was not properly accounting for income taxes. Although the amounts involved were not material to the consolidated financial statements, management has determined that this control deficiency constituted a material weakness in the Partnership's internal control over financial reporting as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of this material weakness, management has concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria described in the COSO "Internal Control - Integrated Framework."

Management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report is included herein.

Remediation of Material Weakness

The material weakness described above did not result in significant adjustments to the Partnership's financial statements and involved only non-cash items related to income taxes. These non-cash items did not affect the Partnership's revenues, cash flows or pre-tax earnings in any period. Nevertheless, management has performed a complete analysis of the tax attributes of the Partnership's corporate subsidiaries as of December 31, 2004 and 2003, and included additional tax disclosure within the financial statements as required under SFAS No. 109, "Accounting for Income Taxes." In addition, management has implemented procedures to separately analyze and account for the tax attributes of each of the Partnership's corporate subsidiaries on a regular basis.

While the effectiveness of any system of internal control is subject to inherent limitations and there can be no assurance that the Partnership's internal control over financial reporting will prevent or detect all errors, the Partnership believes that, through these steps, it is fully addressing the deficiency that affected its internal control over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting

Other than the matter discussed above, there were no changes in the Partnership's internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners of Cedar Fair, L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Cedar Fair, L.P. and subsidiaries (the "Partnership") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Geauga Lake, which was acquired on April 8, 2004 and whose financial statements reflect total assets and revenues constituting 14% and 5% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Geauga Lake. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Partnership was not properly accounting for income taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Partnership and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Partnership and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

March 14, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in "Notes to Consolidated Financial Statements" on page 26 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be held on or about May 12, 2005 (the "Proxy Statement") under the caption "Election of Directors."

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange in 2004 stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications created under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED UNITHOLDER MATTERS.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

2

Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K filed on April 23, 2004.

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A filed March 23, 2004.
4*	Form of Deposit Agreement.
10.1

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.2	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
10.3

Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.68% Series B Notes Due August 24, 2011. Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10.4	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.
10.5	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.

Exhibit Number	Description

10.6

Senior Series C Notes issued under the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.7

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

10.8

Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.
10.10

Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders. Incorporated herein by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.11

Note Purchase Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries and Connecticut General Life Insurance Company, First Colony Life Insurance Company, Minnesota Life Insurance Company, NY Life Insurance and Annuity Corporation, NY Life Insurance Company, The Northwest Mutual Life Insurance Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, The Prudential Insurance Company of America, and The Teachers Insurance and Annuity Association of America. Incorporated herein by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.12

Amendment No. 1 as of December 22, 2003 to the Private Shelf Agreement with The Prudential Insurance Company of America dated. Incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

10.13

Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 7, 2004, among Cedar Fair, L.P. and Knott's Berry Farm as co-issuers, and Prudential Investment Management, Inc. and affiliated companies as purchasers. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on April 23, 2004.

10.14

Amendment No. 1 dated April 8, 2004 to the Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 23, 2004.

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

DATED: March 16, 2005

/S/ Richard L. Kinzel

Richard L. Kinzel

Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	Chairman, President and Chief	March 16, 2005
	Richard L. Kinzel	Executive Officer, Director

/S/	Bruce A. Jackson	Corporate Vice President-Finance	March 16, 2005
	Bruce A. Jackson	(Chief Financial Officer)

/S/	Peter J. Crage	Vice President and Corporate Controller	March 16, 2005
	Peter J. Crage	(Chief Accounting Officer)

/S/	Darrel D. Anderson	Director	March 16, 2005
Darrel D. Anderson

/S/	Richard S. Ferreira	Director	March 16, 2005
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 16, 2005
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 16, 2005
David L. Paradeau

/S/	Steven H. Tishman	Director	March 16, 2005
Steven H. Tishman

/S/	Thomas A. Tracy	Director	March 16, 2005
Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2004

EXHIBIT INDEX
Exhibit Number	Description	Page

2

Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K filed on April 23, 2004.

*
3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A filed March 23, 2004.	*
4*	Form of Deposit Agreement.	*
10.1

Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006. Incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*
10.2	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.	*
10.3

Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.68% Series B Notes Due August 24, 2011. Incorporated herein by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

*
10.4	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.	*
10.5	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.	*
10.6

Senior Series C Notes issued under the Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.40% Series C Notes due August 24, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

*
10.7

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
10.8

Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

*
10.9	Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.	*
10.10

Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders. Incorporated herein by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

*

EXHIBIT INDEX (continued)
Exhibit Number	Description	Page

10.11

Note Purchase Agreement dated as of December 22, 2003 between Cedar Fair, L.P. and Subsidiaries and Connecticut General Life Insurance Company, First Colony Life Insurance Company, Minnesota Life Insurance Company, NY Life Insurance and Annuity Corporation, NY Life Insurance Company, The Northwest Mutual Life Insurance Company, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, The Prudential Insurance Company of America, and The Teachers Insurance and Annuity Association of America. Incorporated herein by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

		*
10.12

Amendment No. 1 as of December 22, 2003 to the Private Shelf Agreement with The Prudential Insurance Company of America dated. Incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

		*
10.13

Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 7, 2004, among Cedar Fair, L.P. and Knott's Berry Farm as co-issuers, and Prudential Investment Management, Inc. and affiliated companies as purchasers. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 8-K filed on April 23, 2004.

		*
10.14

Amendment No. 1 dated April 8, 2004 to the Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 23, 2004.

		*
21*	Subsidiaries of Cedar Fair, L.P.	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	45
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	46