Form 10-Q
period 2005-03-27
CEDAR FAIR L P
filed 2005-05-11
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Yes X No .

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

May 1, 2005

53,588,200

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	3/27/05	12/31/04
ASSETS
Current Assets:
Cash	$ 4,600	$ 3,353
Receivables	2,868	4,766
Inventories	22,121	17,632
Prepaids and other current assets	9,109	7,209
	38,698	32,960
Property and Equipment:
Land	174,143	174,143
Land improvements	153,523	153,498
Buildings	298,076	298,037
Rides and equipment	671,362	671,830
Construction in progress	35,911	20,470
	1,333,015	1,317,978
Less accumulated depreciation	(372,247)	(371,007)
	960,768	946,971
Intangibles and other assets, net	21,291	13,277
	$ 1,020,757	$ 993,208
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	31,644	21,708
Distribution payable to partners	24,630	24,066
Accrued interest	3,283	6,857
Accrued taxes	9,513	17,832
Accrued salaries, wages and benefits	9,688	13,751
Self-insurance reserves	13,227	14,258
Other accrued liabilities	2,641	3,045
	114,626	121,517

Accrued Taxes	62,489	52,438
Other Liabilities	4,346	6,686

Long-Term Debt:
Revolving credit loans	151,350	75,400
Term debt	364,911	366,684
	516,261	442,084
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	-	-
Limited partners, 53,542 and 53,480 units outstanding at
March 27, 2005 and December 31, 2004, respectively	317,745	365,193
	323,035	370,483
	$ 1,020,757	$ 993,208

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)
	Three months ended		Twelve months ended
	3/27/05	3/28/04	3/27/05	3/28/04
		(As restated,
		see Note 5)
Net revenues:
Admissions	$ 8,181	$ 9,052	$ 275,890	$ 260,252
Food, merchandise and games	11,234	11,477	211,017	201,348
Accommodations and other	5,386	2,681	56,656	50,087
	24,801	23,210	543,563	511,687

Costs and expenses:
Cost of food, merchandise
and games revenues	3,516	3,480	56,757	52,931
Operating expenses	35,705	30,886	246,881	216,439
Selling, general and administrative	8,616	8,149	70,638	66,051
Non-cash unit option expense
(substantially all selling, general
and administrative)	955	1,337	4,116	5,959
Depreciation and amortization	3,454	3,443	50,701	44,918
	52,246	47,295	429,093	386,298

Operating income (loss)	(27,445)	(24,085)	114,470	125,389
Interest expense	6,501	5,792	25,972	23,925
Other (income)	(459)	(863)	(4,059)	(3,775)

Income (loss) before taxes	(33,487)	(29,014)	92,557	105,239
Provision (credit) for taxes	(8,923)	(8,479)	18,271	17,702

Net income (loss)	(24,564)	(20,535)	74,286	87,537
Net income (loss) allocated to
general partner	-	(30)	(2)	88
Net income (loss) allocated to
limited partners	$ (24,564)	$(20,505)	$ 74,288	$ 87,449

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,487	50,679	52,639	50,644
Net income (loss) per limited
partner unit	$ (0.46)	$ (0.40)	$ 1.41	$ 1.73

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,487	50,679	53,968	51,569
Net income (loss) per limited
partner unit	$ (0.46)	$ (0.40)	$ 1.38	$ 1.70

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 27, 2005

(In thousands, except per unit amounts)
	Limited
	Partner	Limited	General	Special	Total
	Units	Partners'	Partner's	L.P.	Partners'
	Outstanding	Equity	Equity	Interests	Equity

Balance at December 31, 2004	53,480	$ 365,193	$ -	$ 5,290	$ 370,483

Net (loss)	-	(24,564)	-	-	(24,564)

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,630)	-	-	(24,630)

Expense recognized for limited
partnership unit options	-	955	-	-	955

Limited partnership unit options
exercised	39	37	-	-	37

Issuance of limited partner units
as compensation	23	754	-	-	754

Balance at March 27, 2005	53,542	$ 317,745	$ -	$ 5,290	$ 323,035

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/27/05	3/28/04	3/27/05	3/28/04
		(As restated,
		see Note 5)
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ (24,564)	$ (20,535)	$ 74,286	$ 87,537
Adjustments to reconcile net income (loss) to net
cash from (for) operating activities:
Depreciation and amortization	3,454	3,443	50,701	44,918
Non-cash unit option expense	955	1,337	4,116	5,959
Other non-cash (income)	(459)	(863)	(4,059)	(3,775)
Change in assets and liabilities, net of effects
from acquisition:
(Increase) decrease in inventories	(4,489)	(3,877)	(3,339)	31
(Increase) in current and other assets	(9,835)	(9,165)	(517)	(955)
Increase (decrease) in accounts payable	9,936	11,283	(396)	(1,040)
Increase in accrued taxes	1,732	789	13,678	9,260
Increase (decrease) in self-insurance reserves	(1,031)	(229)	2,555	602
Increase (decrease) in other current liabilities	(8,041)	(4,469)	(2,549)	8,766
Increase (decrease) in other liabilities	(1,216)	(1,330)	3,633	(2,763)
Net cash from (for) operating activities	(33,558)	(23,616)	138,109	148,540

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Acquisition of Geauga Lake assets	-	-	(144,269)	-
Capital expenditures	(17,116)	(15,858)	(77,026)	(41,673)
Net cash (for) investing activities	(17,116)	(15,858)	(221,295)	(41,673)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Acquisition of Geauga Lake assets:
Net proceeds from public offering of limited
partnership units	-	-	73,268	-
Term debt borrowings	-	-	75,000	-
Net borrowings (payments) on revolving credit loans	75,950	62,800	50,800	(107,600)
Term debt borrowings	-	-	-	100,000
Term debt repayments	-	-	(20,000)	(10,000)
Distributions paid to partners	(24,066)	(22,319)	(93,898)	(89,207)
Exercise of limited partnership unit options	37	17	106	422
Cash paid in repurchase of 0.1% general partner
interest	-	-	(708)	-
Net cash from (for) financing activities	51,921	40,498	84,568	(106,385)

CASH
Net increase for the period	1,247	1,024	1,382	482
Balance, beginning of period	3,353	2,194	3,218	2,736
Balance, end of period	$ 4,600	$ 3,218	$ 4,600	$ 3,218

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 10,075	$ 9,048	$ 25,054	$ 23,638
Interest capitalized	200	137	1,277	469
Cash payments for income taxes	18	4	8,846	7,190

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 27, 2005 AND MARCH 28, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 27, 2005 and March 28, 2004 to accompany the quarterly results. Because amounts for the twelve months ended March 27, 2005 include actual 2004 peak season operating results, they may not be indicative of 2005 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's unaudited condensed consolidated financial statements for the periods ended March 27, 2005 and March 28, 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, which were included in the Form 10-K filed on March 16, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $1.0 million and $1.3 million in non-cash compensation expense was recognized in the three months ended March 27, 2005 and March 28, 2004, respectively, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date.

Statement 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces SFAS No. 123. The provisions of this Statement become effective for the Partnership on January 1, 2006. The Partnership has not yet determined the impact that this Statement will have on its consolidated financial statements.

(2) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; Valleyfair near Minneapolis; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates separate-gated water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its water parks and other seasonal resort facilities, are realized during a 130-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open year-round but operates at its lowest level of attendance during the first quarter of the year.

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

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Twelve months ended
	3/27/2005	3/28/2004	3/27/2005	3/28/2004
	(In thousands except per unit amounts)

Basic weighted average units outstanding
outstanding	53,487	50,679	52,639	50,644
Effect of dilutive units:
Unit options	-	-	1,169	925
Phantom units	-	-	160	-

Diluted weighted average units
outstanding	53,487	50,679	53,968	51,569

Net income per unit - basic	$ (0.46)	$ (0.40)	$ 1.41	$ 1.73

Net income per unit - diluted	$ (0.46)	$ (0.40)	$ 1.38	$ 1.70

The effect of unit options and phantom units on the three months ended March 27, 2005 and March 28, 2004, had they not been antidilutive, would have been 1.4 million and 1.2 million units, respectively.

(5) Restatement of Unaudited Interim Results:

Management of the Partnership determined during the preparation of the annual financial statements for 2004, and the analysis of deferred tax accounts related thereto, that the Partnership had incorrectly accounted for the provision for income taxes in addressing the tax attributes of its corporate subsidiaries.   There was no effect on the provision for taxes or net income in the financial statements included in the Partnership's 2004 Form 10-K; however, the impact on a quarterly basis was material due to the seasonality of its operations.

As a result, the Partnership concluded that it should restate its accounting for deferred income taxes as presented in its fiscal 2004 quarters, and the effect of the restatement on the 2004 first quarter is as set forth below. The amounts for the twelve months ended March 28, 2004 have not been restated as the impact in that period was not material.

Three Months
Ended March 28, 2004
	As Previously Reported	As Restated
Consolidated Statements of Operations
Income (loss) before taxes	$ (29,014)	$ (29,014)
Provision (credit) for taxes	871	(8,479)
Net income (loss)	(29,885)	(20,535)
Net income (loss) per limited partner
unit - basic and diluted	$ (0.59)	$ (0.40)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

Property and Equipment - Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased.

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

Results of Operations:

As discussed in Note 5 to the unaudited condensed consolidated financial statements, results for the three months ended March 28, 2004 have been restated. This discussion and analysis gives effect to the restatement.

First Quarter -

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our six seasonal amusement parks and five water parks, and daily operations at Knott's Berry Farm and Castaway Bay, which are open year-round. Net revenues for the first quarter of 2005 increased 7% to $24.8 million from $23.2 million, due entirely to the first-quarter contribution of Castaway Bay, which opened in November 2004. The strong performance of Castaway Bay helped offset a $2.0 million revenue shortfall at Knott's Berry Farm, which was the result of losing approximately 100,000 guest visits during the period due to record rainfall in Southern California.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased 13% to $47.8 million from $42.5 million in 2004, due primarily to the costs and expenses of Geauga Lake, which was acquired in April 2004, and Castaway Bay. After depreciation and a $1.0 million non-cash charge for unit options, operating costs and expenses increased $4.9 million to $52.2 million from $47.3 million in 2004. On a same-park basis, operating costs and expenses in the period increased 3% or $1.2 million due to the operations of Castaway Bay.

After interest expense and provision for taxes, our net loss for the period was $24.6 million, or $0.46 per diluted limited partner unit, compared to a net loss of $20.5 million, or $0.40 per unit, a year ago. Excluding the impact of Geauga Lake, the net loss for the period would have been $20.0 million, or $0.39 per unit.

Twelve Months Ended March 27, 2005 -

For the twelve months ended March 27, 2005, which included actual 2004 peak season operating results, net revenues increased 6% to $543.6 million from $511.7 million for the twelve months ended March 28, 2004, which included actual 2003 peak season operating results. Over this same period, operating costs and expenses, before depreciation and other non-cash charges, increased to $374.3 million from $335.4 million, due to the addition of Geauga Lake and Castaway Bay, and net income decreased to $74.3 million, or $1.38 per diluted unit, from $87.5 million, or $1.70 per unit, in the prior period.

On a same-park basis, net revenues increased $7.4 million, or 1%, to $519.1 million for the twelve months ended March 27, 2005. After depreciation and all other non-cash charges, operating income for the period increased 2% to $127.9 million from $125.4 million, and net income increased $4.8 million to $92.3 million, or $1.77 per diluted unit.

Liquidity and Capital Resources:

We ended the first quarter of 2005 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 3.0 at March 27, 2005 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $385 million of fixed-rate term debt, with staggered maturities ranging from 2005 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007, and an additional $30 million uncommitted bank credit facility. Borrowings under the revolving credit facility totaled $151.4 million as of March 27, 2005. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

We have converted $100 million of our fixed-rate term debt to variable rates through the use of several interest rate swap agreements. The fair value of these swaps, which have been designated as fair value hedges on long-term debt, was a net liability of $89,000 at March 27, 2005, and has been reflected on the balance sheet in "Other liabilities" with a corresponding decrease to "Term debt."

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers' leisure time and spending, adverse weather conditions, unanticipated construction delays, the absence of historical operating experience at Geauga Lake & Wildwater Kingdom, and other factors could affect attendance at our parks and cause actual results to differ materially from our expectations.

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

We have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of March 27, 2005, of our outstanding long-term debt, $285 million represents fixed rate debt and $251.4 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.7 million as of March 27, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 27, 2005, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting -

As indicated in the Annual Report on Form 10-K filed on March 16, 2005, management has implemented procedures to separately analyze and account for the tax attributes of the Partnership's corporate subsidiaries on a regular basis beginning in 2005 under SFAS No. 109, "Accounting For Income Taxes." Other than this, no significant changes were made during the first quarter of 2005 that have materially affected the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS
Exhibit (10.1)

Amendment No. 3 dated March 27, 2005 to the Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders.

Exhibit (10.2)

Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of

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

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: May 11, 2005	/s/ Bruce A. Jackson
Bruce A. Jackson
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Peter J. Crage
Peter J. Crage
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number

Exhibit (10.1)	Amendment No. 3 dated March 27, 2005 to the Credit Agreement dated as of December 22, 2003 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and KeyBank National Association and six other banks as lenders.	15

Exhibit (10.2)	Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 7, 2004, among Cedar Fair, L.P. and Knott's Berry Farm as co-issuers, and Prudential Investment Management, Inc. and affiliated companies as purchasers.	22

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30