Form 10-Q
period 2005-06-26
CEDAR FAIR L P
filed 2005-08-04
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Yes X No .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X .

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

August 1, 2005

53,718,174

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	6/26/05	12/31/04
ASSETS
Current Assets:
Cash	$ 18,834	$ 3,353
Receivables	16,997	4,766
Inventories	28,698	17,632
Prepaids and other current assets	9,345	7,209
	73,874	32,960
Property and Equipment:
Land	174,230	174,143
Land improvements	161,434	153,498
Buildings	306,048	298,037
Rides and equipment	714,872	671,830
Construction in progress	5,200	20,470
	1,361,784	1,317,978
Less accumulated depreciation	(389,584)	(371,007)
	972,200	946,971
Intangibles and other assets, net	26,713	13,277
	$ 1,072,787	$ 993,208
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	57,360	21,708
Distribution payable to partners	24,696	24,066
Accrued interest	6,953	6,857
Accrued taxes	14,240	17,832
Accrued salaries, wages and benefits	14,554	13,751
Self-insurance reserves	13,881	14,258
Other accrued liabilities	6,078	3,045
	157,762	121,517

Accrued Taxes	62,489	52,438
Other Liabilities	4,991	6,686

Long-Term Debt:
Revolving credit loans	168,000	75,400
Term debt	368,872	366,684
	536,872	442,084
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	-	-
Limited partners, 53,686 and 53,480 units outstanding at
June 26, 2005 and December 31, 2004, respectively	305,383	365,193
	310,673	370,483
	$ 1,072,787	$ 993,208

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/26/05	6/27/04	6/26/05	6/27/04	6/26/05	6/27/04
		(As restated,		(As restated,
		see Note 5)		see Note 5)
Net revenues:
Admissions	$ 73,964	$ 71,151	$ 82,145	$ 80,203	$ 278,703	$ 260,974
Food, merchandise and games	60,444	60,029	71,678	71,506	211,432	201,221
Accommodations and other	14,444	13,821	19,830	16,502	57,279	49,278
	148,852	145,001	173,653	168,211	547,414	511,473

Costs and expenses:
Cost of food, merchandise
and games revenues	16,047	15,777	19,563	19,257	57,027	53,172
Operating expenses	71,576	69,465	107,281	100,351	248,992	220,623
Selling, general and adminstrative	21,318	19,778	29,934	27,927	72,178	66,261
Non-cash unit option expense
(substantially all selling, general
and administrative)	64	983	1,019	2,320	3,197	5,107
Depreciation and amortization	17,486	16,104	20,940	19,547	52,083	45,579
	126,491	122,107	178,737	169,402	433,477	390,742

Operating income (loss)	22,361	22,894	(5,084)	(1,191)	113,937	120,731
Interest expense	6,848	6,362	13,349	12,154	26,458	23,865
Other (income)	-	(1,594)	(459)	(2,457)	(2,465)	(4,900)

Income (loss) before taxes	15,513	18,126	(17,974)	(10,888)	89,944	101,766
Provision (credit) for taxes	3,243	3,257	(5,680)	(5,222)	18,257	17,742

Net income (loss)	12,270	14,869	(12,294)	(5,666)	71,687	84,024
Net income (loss) allocated to
general partner	-	(3)	-	(33)	1	68
Net income (loss) allocated to
limited partners	$ 12,270	$ 14,872	$ (12,294)	$ (5,633)	$ 71,686	$ 83,956

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,619	50,810	53,555	50,746	53,341	50,691
Net income (loss) per limited
partner unit	$ 0.23	$ 0.29	$ (0.23)	$ (0.11)	$ 1.34	$ 1.66

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	54,917	51,981	53,555	50,746	54,668	51,739
Net income (loss) per limited
partner unit	$ 0.22	$ 0.29	$ (0.23)	$ (0.11)	$ 1.31	$ 1.62

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 26, 2005

(In thousands, except per unit amounts)
	Limited
	Partner	Limited	General	Special	Total
	Units	Partners'	Partner's	L.P.	Partners'
	Outstanding	Equity	Equity	Interests	Equity

Balance at December 31, 2004	53,480	$ 365,193	$ -	$ 5,290	$ 370,483

Net (loss)	-	(24,564)	-	-	(24,564)

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,630)	-	-	(24,630)

Expense recognized for limited
partnership unit options	-	955	-	-	955

Limited partnership unit options
exercised	39	37	-	-	37

Issuance of limited partner units
as compensation	23	754	-	-	754

Balance at March 27, 2005	53,542	317,745	-	5,290	323,035

Net income	-	12,270	-	-	12,270

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,696)	-	-	(24,696)

Expense recognized for limited
partnership unit options	-	64	-	-	64

Limited partnership unit options
exercised	144	-	-	-	-

Balance at June 26, 2005	53,686	$ 305,383	$ -	$ 5,290	$ 310,673

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Six months ended		Twelve months ended
	6/26/05	6/27/04	6/26/05	6/27/04	6/26/05	6/27/04
		(As restated,		(As restated,
		see Note 5)		see Note 5)
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ 12,270	$ 14,869	$ 12,294	$ (5,666)	$ 71,687	$ 84,024
Adjustments to reconcile net income (loss) to net
cash from operating activities
Depreciation and amortization	17,486	16,104	20,940	19,547	52,083	45,579
Non-cash unit option expense	64	983	1,019	2,320	3,197	5,107
Other non-cash (income)	-	(1,594)	(459)	(2,457)	(2,465)	(4,900)
Change in assets and liabilities, net of effects from
acquisition:
(Increase) in inventories	(6,577)	(7,273)	(11,066)	(11,150)	(1,595)	(1,822)
(Increase) in current and other assets	(16,064)	(17,753)	(25,899)	(26,918)	(1,110)	(4,655)
Increase in accounts payable	25,716	19,900	35,652	31,183	4,482	6,806
Increase in accrued taxes	4,727	3,825	6,459	4,614	14,580	9,317
Increase (decrease) in self-insurance reserves	654	555	(377)	326	2,654	848
Increase (decrease) in other current liabilities	11,973	11,885	3,932	7,416	(2,461)	5,917
Increase (decrease) in other liabilities	734	3,313	(482)	1,983	3,336	342
Net cash from operating activities	50,983	44,814	17,425	21,198	144,388	146,563

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Acquisition of Geauga Lake assets	-	(144,269)	-	(144,269)	-	(144,269)
Capital expenditures	(28,769)	(19,950)	(45,885)	(35,808)	(85,955)	(49,570)
Net cash (for) investing activities	(28,769)	(164,219)	(45,885)	(180,077)	(85,955)	(193,839)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net proceeds from public offering of limited
partnership units	-	-	-	-	73,268	-
Net borrowings (payments) on revolving credit loans	16,650	79,450	92,600	142,250	(12,000)	(24,300)
Term debt borrowings	-	75,000	-	75,000	-	175,000
Term debt payments	-	-	-	-	(20,000)	(10,000)
Distributions paid to partners	(24,630)	(22,844)	(48,696)	(45,163)	(95,684)	(89,763)
Exercise of limited partnership unit options	-	66	37	83	40	107
Cash paid in repurchase of 0.1% general partner
interest	-	-	-	-	(708)	-
Net cash from (for) financing activities	(7,980)	131,672	43,941	172,170	(55,084)	51,044

CASH
Net increase for the period	14,234	12,267	15,481	13,291	3,349	3,768
Balance, beginning of period	4,600	3,218	3,353	2,194	15,485	11,717
Balance, end of period	$ 18,834	$ 15,485	$ 18,834	$ 15,485	$ 18,834	$ 15,485

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 3,178	$ 2,869	$ 13,253	$ 11,917	$ 25,363	$ 24,164
Interest capitalized	154	145	354	282	1,286	424
Cash payments for income taxes	1,068	1,185	1,086	1,189	8,729	7,273

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 26, 2005 AND JUNE 27, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full calendar year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended June 26, 2005 and June 27, 2004 to accompany the three and six-month results. Because amounts for the twelve months ended June 26, 2005 include 2004 peak season operating results, they may not be indicative of 2005 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's unaudited condensed consolidated financial statements for the periods ended June 26, 2005 and June 27, 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, which were included in the Form 10-K filed on March 16, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $1.0 million and $2.3 million in non-cash compensation expense was recognized in the six months ended June 26, 2005 and June 27, 2004, respectively, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date.

SFAS No. 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123. The provisions of this Statement become effective for the Partnership on January 1, 2006. The Partnership has not yet determined the impact that this Statement will have on its consolidated financial statements.

(2) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; Valleyfair near Minneapolis; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates separate-gated water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its water parks and other seasonal resort facilities, are realized during a four-month operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Both Castaway Bay and Knott's Berry Farm are open year-round, but Knott's Berry Farm operates at its highest level of attendance during the third quarter of the year as well.

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

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Six months ended		Twelve months ended
	6/26/2005	6/27/2004	6/26/2005	6/27/2004	6/26/2005	6/27/2004
	(In thousands except per unit amounts)

Basic weighted average units
outstanding	53,619	50,810	53,555	50,746	53,341	50,691
Effect of dilutive units:
Unit options	1,298	1,171	-	-	1,327	1,048

Diluted weighted average units
outstanding	54,917	51,981	53,555	50,746	54,668	51,739

Net income (loss) per unit - basic	$ 0.23	$ 0.29	$ (0.23)	$ (0.11)	$ 1.34	$ 1.66

Net income (loss) per unit - diluted	$ 0.22	$ 0.29	$ (0.23)	$ (0.11)	$ 1.31	$ 1.62

The effect of unit options and phantom units on the six months ended June 26, 2005 and June 27, 2004, had they not been anti-dilutive, would have been 1.5 million and 1.2 million units, respectively.

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

As a result, the Partnership concluded that it should restate its accounting for deferred income taxes as presented in its fiscal 2004 quarters, and the effect of the restatement on the 2004 second quarter and six months ended June 27, 2004 are as set forth below. The amounts for the twelve months ended June 27, 2004 have not been restated as the impact in that period was not material.
	Three Months		Six Months
	Ended June 27, 2004		Ended June 27, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations
Income (loss) before taxes	$ 18,126	$ 18,126	$ (10,888)	$ (10,888)
Provision (credit) for taxes	4,947	3,257	5,818	(5,222)
Net income (loss)	13,179	14,869	(16,706)	(5,666)
Net income (loss) per limited partner
unit - diluted	$ 0.25	$ 0.29	$ (0.33)	$ (0.11)

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

Results of Operations:

As discussed in Note 5 to the unaudited condensed consolidated financial statements, results for the three and six months ended June 27, 2004 have been restated. This discussion and analysis gives effect to the restatement.

Second Quarter -

For the quarter ended June 27, 2005, consolidated net revenues increased 3% to $148.9 million from $145.0 million in 2004, on a 3% increase in average in-park guest per capita spending and a decrease of 2%, or approximately 62,000 visits, in combined attendance. Over this same period, out-of-park revenues, including resort hotels, increased 8%, or $2.1 million, due primarily to the strong second-quarter results of the Castaway Bay Indoor Waterpark Resort, which opened in November 2004. For the quarter, both occupancy levels and average daily room rates at Castaway Bay improved from a year ago when the property was operated as a Radisson hotel, as did the resort's food, merchandise and games revenues during the period. Castaway Bay's solid performance helped offset attendance shortfalls during the quarter at a few of our seasonal parks, including Cedar Point and Geauga Lake & Wildwater Kingdom.

Excluding depreciation and other non-cash charges, total cash operating costs and expenses for the quarter increased 4% to $108.9 million from $105.0 million in 2004, due primarily to the incremental operating costs of Castaway Bay. After depreciation, a small non-cash charge for unit options and all other non-cash charges, operating income for the quarter decreased to $22.4 million from $22.9 million a year ago.

Included in the 2004 second-quarter net income is a non-cash credit of $1.6 million to account for the change in fair value of two interest rate swap agreements that expired during the first quarter of 2005. As such, there is no similar non-cash credit in the current period. Interest expense for the quarter increased approximately $500,000 to $6.8 million, while the provision for taxes remained relatively flat. The increase in interest expense is primarily attributable to higher short-term rates.

After interest expense, provision for taxes, as restated, and non-cash credits, net income for the period was $12.3 million, or $0.22 per diluted limited partner unit, compared to a net income of $14.9 million, or $0.29 per unit, a year ago.

Six Months Ended June 26, 2005 -

During the first half of 2005, the general weakness of the economy in the Midwest, along with record rainfall in Southern California during the first quarter, negatively impacted results at some of our key parks. For the six months ended June 26, 2005, net revenues increased 3% to $173.7 million from $168.2 million for the six-month period ended June 27, 2004, on a 4% increase in average in-park guest per capita spending, a 20%, or approximately $6.0 million, increase in out-of-park revenues, and a 3% decrease in combined attendance. The 20% increase in out-of-park revenues was driven primarily by the strong performance of Castaway Bay, as well as improved results at our Knott's Berry Farm Resort hotel.

Through the first six months of the year, our operating costs and expenses, before depreciation and other non-cash charges, increased 6%, or $9.3 million, to $156.8 million from $147.5 million in 2004, due to the first quarter costs and expenses of Geauga Lake, which was acquired in April 2004, and the incremental operating costs of Castaway Bay. After depreciation, a $1.0 million non-cash unit option expense and all other non-cash charges, the operating loss for the period was $5.1 million, compared to an operating loss of $1.2 million in 2004.

We recognized a non-cash credit of $459,000 for the change in fair value of swap agreements during the six-month period, compared with a non-cash credit of $2.5 million in 2004. Interest expense for the six-month period increased $1.2 million to $13.3 million, while the provision for taxes increased approximately $460,000 from the same period a year ago.

After interest expense, provision for taxes, as restated, and non-cash credits, the net loss for the first six months of the year was $12.3 million, or $0.23 per diluted limited partner unit, compared to a net loss of $5.7 million, or $0.11 a year ago.

July 2005 -

In July, tough economic conditions in the Midwest continued to be a factor in our operating results and attendance at some of our seasonal amusement parks remained soft. For the month, combined attendance at our twelve parks increased 2% to 3.5 million guests from 3.4 million a year ago. Over the same period, average in-park guest per capita spending was up 2% and out-of-park revenues were up 8%, or $1.5 million. At the park level, results for July were somewhat mixed, with our resorts and water parks performing well, while some of our amusement parks continued to experience soft attendance. At Knott's Berry Farm, we were unable to recapture any of the early-season attendance shortfall that resulted from the record rainfall in the first-quarter. At Geauga Lake, attendance in July remained below our expectations, but was up 7% from last year as the park's new water park continued to gain in popularity.

Through the end of July, combined attendance was down only 2%, or approximately 110,000 visits, from last year, while average in-park guest per capita spending was up 3%, and out-of-park revenues were up 15%, or $7.5 million. Overall, combined revenues through the end of July were up almost 4%, or $11.1 million, between years.

Adjusted EBITDA -

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and all other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the second quarter adjusted EBITDA remained flat compared to the same period last year. For the six-month period, adjusted EBITDA decreased $3.8 million, due primarily to the additional three months of off-season costs at Geauga Lake in 2005.

Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three and six-month periods ended June 26, 2005 and June 27, 2004.

	Three months ended		Six months ended
	6/26/2005	6/27/2004	6/26/2005	6/27/2004
	(In thousands)

Adjusted EBITDA	$ 39,911	$ 39,981	$ 16,875	$ 20,676
Depreciation and amortization	17,486	16,104	20,940	19,547
Non-cash unit option expense	64	983	1,019	2,320
Operating income	22,361	22,894	(5,084)	(1,191)
Interest expense	6,848	6,362	13,349	12,154
Other (income)	-	(1,594)	(459)	(2,457)
Provision (credit) for taxes	3,243	3,257	(5,680)	(5,222)
Net income (loss)	$ 12,270	$ 14,869	$ (12,294)	$ (5,666)

Liquidity and Capital Resources:

We ended the second quarter of 2005 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 2.1 at June 26, 2005 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $385 million of fixed-rate term debt, with staggered maturities ranging from 2005 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007, and an additional $30 million uncommitted bank credit facility. Borrowings under the revolving credit facility totaled $168.0 million as of June 26, 2005. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

We have converted $100 million of our fixed-rate term debt to variable rates through the use of several interest rate swap agreements. The fair value of these swaps, which have been designated as fair value hedges on long-term debt, was a net asset of $3,872 at June 26, 2005, and has been reflected on the balance sheet in "Intangibles and other assets" with a corresponding increase to "Term debt."

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers' leisure time and spending, adverse weather conditions, unanticipated construction delays, the absence of historical operating experience at Geauga Lake & Wildwater Kingdom, and other factors could affect attendance and in-park guest per capita spending at our parks and cause actual results to differ materially from the Partnership's expectations.

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

We have converted $100 million of our term debt to variable rates averaging LIBOR plus 0.64% through the use of several swap agreements for a period of 6-15 years. As of June 26, 2005, of our outstanding long-term debt, $285 million represents fixed rate debt and $268.0 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.7 million as of June 26, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 26, 2005, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting -

No significant changes were made during the second quarter of 2005 that have materially affected the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

The annual meeting of the limited partners of Cedar Fair, L.P. was held on May 12, 2005 to consider and vote upon the election of two Directors of the general partner for a three-year term expiring in 2008. The following individuals were re-elected to the Board of Directors of the general partner, with votes as indicated opposite each director's name:

Nominee	For	Withheld

Darrel Anderson	48,379,786	425,945
David Paradeau	48,161,946	643,785

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS
Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: August 3, 2005	/s/ Peter J. Crage
Peter J. Crage
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Brian C. Witherow
Brian C. Witherow
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