Form 10-Q
period 2005-09-25
CEDAR FAIR L P
filed 2005-11-03
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Yes No X .

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

November 1, 2005

53,772,529

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	9/25/05	12/31/04
ASSETS
Current Assets:
Cash	$ 8,647	$ 3,353
Receivables	22,199	4,766
Inventories	20,359	17,632
Prepaids and other current assets	6,992	7,209
	58,197	32,960
Property and Equipment:
Land	174,081	174,143
Land improvements	163,086	153,498
Buildings	307,682	298,037
Rides and equipment	716,006	671,830
Construction in progress	10,055	20,470
	1,370,910	1,317,978
Less accumulated depreciation	(411,859)	(371,007)
	959,051	946,971
Intangibles and other assets, net	11,578	13,277
	$ 1,028,826	$ 993,208

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	41,042	21,708
Distribution payable to partners	24,731	24,066
Accrued interest	4,053	6,857
Accrued taxes	17,327	17,832
Accrued salaries, wages and benefits	21,537	13,751
Self-insurance reserves	14,350	14,258
Other accrued liabilities	3,685	3,045
	146,725	121,517

Accrued Taxes	-	52,438
Other Liabilities	8,199	6,686

Long-Term Debt:
Revolving credit loans	72,500	75,400
Term debt	345,000	366,684
	417,500	442,084
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	1	-
Limited partners, 53,763 and 53,480 units outstanding at
September 25, 2005 and December 31, 2004, respectively	451,111	365,193
	456,402	370,483
	$ 1,028,826	$ 993,208

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/25/05	9/26/04	9/25/05	9/26/04	9/25/05	9/26/04
		(As restated,		(As restated,
		see Note 5)		see Note 5)
Net revenues:
Admissions	$166,912	$ 159,870	$ 249,057	$ 240,073	$ 285,745	$ 272,139
Food, merchandise and games	117,094	113,849	188,772	185,355	214,677	210,310
Accommodations and other	33,019	31,883	52,849	48,385	58,415	52,414
	317,025	305,602	490,678	473,813	558,837	534,863

Costs and expenses:
Cost of food, merchandise
and games revenues	29,874	29,226	49,437	48,483	57,675	56,039
Operating expenses	92,916	94,959	200,197	195,310	246,949	234,922
Selling, general and adminstrative	29,900	30,718	59,834	58,645	71,360	69,129
Non-cash unit option expense
(substantially all selling, general
and administrative)	60	1,088	1,079	3,408	2,169	4,913
Depreciation and amortization	28,102	24,425	49,042	43,972	55,760	49,913
	180,852	180,416	359,589	349,818	433,913	414,916

Operating income	136,173	125,186	131,089	123,995	124,924	119,947
Interest expense	6,464	7,105	19,813	19,259	25,817	24,914
Other (income)	-	(1,175)	(459)	(3,632)	(1,290)	(4,912)

Income before taxes	129,709	119,256	111,735	108,368	100,397	99,945
Provision (credit) for taxes	(41,122)	27,533	(46,802)	22,311	(50,398)	18,475

Net income	170,831	91,723	158,537	86,057	150,795	81,470
Net income (loss) allocated to
general partner	2	1	2	(32)	2	(43)
Net income allocated to
limited partners	$170,829	$ 91,722	$ 158,535	$ 86,089	$ 150,793	$ 81,513

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,737	52,779	53,617	50,928	53,581	51,229
Net income per limited
partner unit	$ 3.18	$ 1.74	$ 2.96	$ 1.69	$ 2.81	$ 1.59

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	54,994	53,860	54,943	52,086	54,915	52,347
Net income per limited
partner unit	$ 3.11	$ 1.70	$ 2.89	$ 1.65	$ 2.75	$ 1.56

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2005

(In thousands, except per unit amounts)

	Limited
	Partner	Limited	General	Special	Total
	Units	Partners'	Partner's	L.P.	Partners'
	Outstanding	Equity	Equity	Interests	Equity

Balance at December 31, 2004	53,480	$ 365,193	$ -	$ 5,290	$ 370,483

Net (loss)	-	(24,564)	-	-	(24,564)

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,630)	-	-	(24,630)

Expense recognized for limited
partnership unit options	-	955	-	-	955

Limited partnership unit options
exercised	39	37	-	-	37

Issuance of limited partner units
as compensation	23	754	-	-	754

Balance at March 27, 2005	53,542	317,745	-	5,290	323,035

Net income	-	12,270	-	-	12,270

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,696)	-	-	(24,696)

Expense recognized for limited
partnership unit options	-	64	-	-	64

Limited partnership unit options
exercised	144	-	-	-	-

Balance at June 26, 2005	53,686	305,383	-	5,290	310,673

Net income	-	170,829	2	-	170,831

Partnership distribution declared
($0.46 per limited partnership unit)	-	(24,730)	(1)	-	(24,731)

Expense recognized for limited
partnership unit options	-	60	-	-	60

Limited partnership unit options
exercised	77	(431)	-	-	(431)

Balance at September 25, 2005	53,763	$ 451,111	$ 1	$ 5,290	$ 456,402

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Nine months ended		Twelve months ended
	9/25/05	9/26/04	9/25/05	9/26/04	9/25/05	9/26/04
		(As restated,		(As restated,
		see Note 5)		see Note 5)
CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income	$ 170,831	$ 91,723	$ 158,537	$ 86,057	$ 150,795	$ 81,470
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	28,102	24,425	49,042	43,972	55,760	49,913
Non-cash unit option expense	60	1,088	1,079	3,408	2,169	4,913
Other non-cash (income)	-	(1,175)	(459)	(3,632)	(1,290)	(4,912)
Change in assets and liabilities, net of effects
from acquisition:
(Increase) decrease in inventories	8,339	7,971	(2,727)	(3,179)	(1,227)	(1,455)
(Increase) decrease in current and other assets	8,274	15,224	(17,625)	(11,694)	(5,778)	(3,174)
Increase (decrease) in accounts payable	(16,559)	(11,872)	19,093	19,311	(205)	11,905
Increase (decrease) in accrued taxes	(60,451)	12,556	(53,992)	17,170	(58,427)	11,677
Increase in self-insurance reserves	469	1,777	92	2,103	1,346	2,227
Increase (decrease) in other current liabilities	1,690	(2,383)	5,622	5,033	1,612	5,977
Increase (decrease) in other liabilities	482	227	(1)	2,210	1,298	(748)
Net cash from operating activities	141,237	139,561	158,661	160,759	146,053	157,793

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Acquisition of Geauga Lake assets	-	-	-	(144,269)	-	(144,269)
Capital expenditures	(14,813)	(19,314)	(60,698)	(55,122)	(81,454)	(62,882)
Net cash (for) investing activities	(14,813)	(19,314)	(60,698)	(199,391)	(81,454)	(207,151)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net proceeds from public offering of limited
partnership units	-	73,278	-	73,278	-	73,278
Net borrowings (payments) on revolving credit loans	(95,500)	(155,600)	(2,900)	(13,350)	48,100	(84,250)
Term debt borrowings	-	-	-	75,000	-	175,000
Term debt payments	(20,000)	(20,000)	(20,000)	(20,000)	(20,000)	(20,000)
Distributions paid to partners	(24,696)	(22,922)	(73,391)	(68,085)	(97,457)	(90,386)
Termination of interest rate swap agreements	2,967	-	2,967	-	2,967	-
Exercise of limited partnership unit options	618	3	655	86	655	86
Cash paid in repurchase of 0.1% general partner
interest	-	(708)	-	(708)	-	(708)
Net cash from (for) financing activities	(136,611)	(125,949)	(92,669)	46,221	(65,735)	53,020

CASH
Net increase (decrease) for the period	(10,187)	(5,702)	5,294	7,589	(1,136)	3,662
Balance, beginning of period	18,834	15,485	3,353	2,194	9,783	6,121
Balance, end of period	$ 8,647	$ 9,783	$ 8,647	$ 9,783	$ 8,647	$ 9,783

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,364	$ 9,869	$ 22,617	$ 21,785	$ 24,858	$ 23,698
Interest capitalized	64	480	418	762	870	861
Cash payments for income taxes	5,224	4,585	6,310	5,774	9,368	8,173

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 25, 2005 AND SEPTEMBER 26, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full calendar year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended September 25, 2005 and September 26, 2004 to accompany the three and nine-month results. Because amounts for the twelve months ended September 25, 2005 include 2004 fourth quarter operating results, they may not be indicative of 2005 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's unaudited condensed consolidated financial statements for the periods ended September 25, 2005 and September 26, 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, which were included in the Form 10-K filed on March 16, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $1.1 million and $3.4 million in non-cash compensation expense was recognized in the nine months ended September 25, 2005 and September 26, 2004, respectively, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date.

SFAS No. 123(R) was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123. The provisions of this Statement become effective for the Partnership on January 1, 2006. The Partnership has not yet determined the impact that this Statement will have on its consolidated financial statements.

(2) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; Valleyfair near Minneapolis, Minnesota; Worlds of Fun in Kansas City, Missouri; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates separate-gated water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its water parks and other seasonal resort facilities, are realized during a four-month operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Both Castaway Bay and Knott's Berry Farm are open year-round, but Knott's Berry Farm operates at its highest level of attendance from July through October as well.

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

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Nine months ended		Twelve months ended
	9/25/2005	9/26/2004	9/25/2005	9/26/2004	9/25/2005	9/26/2004
	(In thousands except per unit amounts)

Basic weighted average units
outstanding	53,737	52,779	53,617	50,928	53,581	51,229
Effect of dilutive units:
Unit options	1,257	1,081	1,326	1,158	1,334	1,118

Diluted weighted average units
outstanding	54,994	53,860	54,943	52,086	54,915	52,347

Net income per unit - basic	$ 3.18	$ 1.74	$ 2.96	$ 1.69	$ 2.81	$ 1.59

Net income per unit - diluted	$ 3.11	$ 1.70	$ 2.89	$ 1.65	$ 2.75	$ 1.56

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

As a result, the Partnership concluded that it should restate its accounting for deferred income taxes as presented in its fiscal 2004 quarters, and the effect of the restatement on the third quarter and nine months ended September 26, 2004 are as set forth below. The amounts for the twelve months ended September 26, 2004 have not been restated as the impact in that period was not material.
	Three Months		Nine Months
	Ended September 26, 2004		Ended September 26, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations
Income before taxes	$ 119,256	$ 119,256	$ 108,368	$ 108,368
Provision for taxes	10,383	27,533	16,201	22,311
Net income	108,873	91,723	92,167	86,057
Net income per limited partner
unit - diluted	$ 2.02	$ 1.70	$ 1.77	$ 1.65

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:

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

A substantial portion of our revenues from our seasonal amusement parks, as well as our water parks and other seasonal resort facilities, are realized during a 130 to 140-day operating period beginning in early May and extending into October, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Castaway Bay and Knott's Berry Farm are our only year-round properties, but Knott's Berry Farm operates at its highest level of attendance from July through October as well. As a result, we have historically generated all of our net income during the second and third quarters of each year and incurred losses during the first and fourth quarters.

Critical Accounting Policies:

This management's discussion and analysis is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions during the normal course of business that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (see Note 2 to our Consolidated Financial Statements for the year ended December 31, 2004, as included in the Form 10-K filed on March 16, 2005, for a complete discussion of our significant accounting policies).

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

Results of Operations:

As discussed in Note 5 to the unaudited condensed consolidated financial statements, results for the three and nine months ended September 26, 2004 have been restated. This discussion and analysis gives effect to the restatement.

Third Quarter -

For the quarter ended September 25, 2005, consolidated net revenues increased 4% to $317.0 million from $305.6 million in 2004, on a 1% increase, or approximately 61,000 visits, in combined attendance, a 2% increase in average in-park guest per capita spending, and a 10%, or $4.2 million, increase in out-of-park revenues, including resort hotels. The large increase in out-of-park revenues was due to the strong third-quarter results of the Castaway Bay Indoor Waterpark Resort, which opened in November 2004, as well as improved results at our Knott's Berry Farm hotel and the introduction of a new T.G.I. Friday's restaurant at Knott's Berry Farm in July of 2005.

The increase in attendance for the period was led by strong performances from Dorney Park and Michigan's Adventure, both of which introduced significant new rides this season, and our two Midwest water parks, which benefited from a hot, dry summer. In addition, attendance at Geauga Lake continued to improve, up 43,000 visits for the quarter, with the increasing popularity of its new water park. These gains helped offset attendance shortfalls during the period at our other seasonal amusement parks.

Total operating costs and expenses for the quarter, excluding depreciation and other non-cash charges, decreased 1% to $152.7 million from $154.9 million in 2004, due to a continued focus on controlling costs and improving operating efficiencies. After depreciation and a small non-cash charge for unit options, operating income for the quarter increased 9% to $136.2 million from $125.2 million a year ago.

Included in the 2004 third-quarter net income is a non-cash credit of $1.2 million to account for the change in fair value of two interest rate swap agreements that expired during the first quarter of 2005. As such, there is no similar non-cash credit in the current period. After non-cash credits, interest expense and provision for taxes, as restated, net income for the period totaled $170.8 million, or $3.11 per diluted limited partner unit, compared to a net income of $91.7 million, or $1.70 per unit, a year ago.

Reflected in our third quarter numbers is the reversal of $66.1 million of contingent liabilities recorded in prior periods related to publicly traded partnership (PTP) taxes. The accrual was established when the PTP taxes first came into effect, because we could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, we have a fair amount of evidence as to how the taxes are imposed, including the completion of examinations of our tax filings. Based on this evidence, we determined that our accrual was no longer required and have reversed the $66.1 million of contingent liabilities back into income in the third quarter. The adjustment to the PTP tax accrual, which was offset somewhat by PTP taxes payable for the period and the third-quarter impact of the tax attributes of our corporate subsidiaries, resulted in a net credit for taxes of $41.1 million in the period. It is important to note that since this is a reversal of a previously recorded accrual, it has no affect on the Partnership's cash flow in the current period. Excluding the impact of reversing the PTP tax accrual and assuming a comparable third quarter accrual to 2004, net income for the period would have been $99.3 million, or $1.81 per diluted limited partner unit.

Nine Months Ended September 25, 2005 -

For the nine months ended September 25, 2005, net revenues increased 4% to $490.7 million from $473.8 million for the nine-month period ended September 26, 2004, on a 3% increase in average in-park guest per capita spending, a 14%, or $10.1 million, increase in out-of-park revenues, and a 1% decrease in combined attendance. The 14% increase in out-of-park revenues was driven primarily by the strong performance of Castaway Bay, improved results at our Knott's Berry Farm Resort hotel and the introduction of the T.G.I. Friday's restaurant at Knott's Berry Farm.

Through the first nine months of the year, our operating costs and expenses, before depreciation and other non-cash charges, increased 2%, or $7.0 million, to $309.4 million from $302.4 million in 2004, due to the first quarter costs and expenses of Geauga Lake, which was acquired in April 2004, and the incremental operating costs of Castaway Bay, which opened in November 2004. After depreciation and a small non-cash charge for unit options, operating income for the period was $131.1 million, compared to operating income of $124.0 million in 2004.

Through the first nine months of the year, we recognized a non-cash credit of $459,000 for the change in fair value of interest rate swap agreements during the period, compared with a non-cash credit of $3.6 million in 2004. These swap agreements expired in the first quarter of 2005.

Interest expense for the nine-month period increased $554,000 to $19.8 million due to higher short-term interest rates on our variable-rate debt, as well as higher borrowing levels during the year due to the acquisition of Geauga Lake in 2004. After interest expense, provision for taxes, as restated, and non-cash credits, the net income for the first nine months of the year was $158.5 million, or $2.89 per diluted limited partner unit, compared to a net income of $86.1 million, or $1.65 per diluted limited partner unit a year ago. Excluding the impact of reversing the PTP tax accrual and assuming a comparable third quarter accrual to 2004, net income for the nine months ended September 25, 2005 would have been $87.0 million, or $1.58 per unit.

Twelve Months Ended September 25, 2005 -

For the twelve months ended September 25, 2005, which included actual 2004 fourth quarter operating results, net revenues increased 4% to $558.8 million from $534.9 million for the twelve-month period ended September 26, 2004, which included actual 2003 fourth quarter operating results. The increase in consolidated revenues was the results of flat combined attendance for the twelve-month period, a 3% increase in average in-park guest per capita spending, and a 14%, or $12.2 million, increase in out-of-park revenues. The 14% increase in out-of-park revenues was due to the contribution and strong performance of Castaway Bay, which opened in November 2004.

For the twelve months ended September 25, 2005, our operating costs and expenses, before depreciation and other non-cash charges, increased 4%, or $15.9 million, to $376.0 million from $360.1 million from the twelve months ended September 26, 2004. This was primarily due to the additional operating costs and expenses of Geauga Lake, which was acquired in April 2004, and the incremental operating costs of Castaway Bay subsequent to its opening. After depreciation and a non-cash charge for unit options, operating income for the twelve-month period was $124.9 million, compared to operating income of $119.9 million over the same period in 2004.

For the current twelve-month period, we recognized a non-cash credit of $1.3 million for the change in fair value of the two interest rate swap agreements that expired in the first quarter of 2005, compared with a non-cash credit of $4.9 million for the twelve months ended September 26, 2004.

Interest expense for the twelve-month period increased $903,000 to $25.8 million due to higher short-term interest rates on our variable-rate debt, as well as higher borrowing levels during the period due to the acquisition of Geauga Lake in April of 2004. After interest expense, provision for taxes, as restated, and non-cash credits, the net income for the twelve months ended September 25, 2005 was $150.8 million, or $2.75 per diluted limited partner unit, compared to a net income of $81.5 million, or $1.56 per diluted limited partner unit, for the twelve months ended September 26, 2004. Excluding the impact of reversing the PTP tax accrual and assuming a comparable third quarter accrual to 2004, net income for the twelve-month period would have been $79.3 million, or $1.44 per unit

October 2005 -

Results for the month of October benefited from above average weather, as well as the growing popularity of our fall promotions. For the month, consolidated revenues on a preliminary basis were up 15% between years. This was the result of an increase in combined attendance of 10%, or 100,000 visits, which all but erased shortfalls through September, a 5% increase in average in-park guest per capita spending, and a more than 20% increase, or $1.0 million, in out-of-park revenues.

Adjusted EBITDA -

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and all other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the third quarter, adjusted EBITDA increased $13.6 million to $164.3 million compared to the same period a year ago. This increase was due to the strong operating results at Dorney Park and Knott's Berry Farm during the quarter, as well as significant improvement in operating results at Geauga Lake & Wildwater Kingdom. For the nine-month period, adjusted EBITDA increased $9.8 million to $181.2 million, due to the strong third-quarter performances noted above, offset somewhat by the additional three months of off-season costs at Geauga Lake in 2005, which we did not incur in 2004.

Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following table sets forth a reconciliation of adjusted EBITDA to net income for the three and nine-month periods ended September 25, 2005 and September 26, 2004.
	Three months ended		Nine months ended		Twelve months ended
	9/25/2005	9/26/2004	9/25/2005	9/26/2004	9/25/2005	9/26/2004
	(In thousands)

Adjusted EBITDA	$ 164,335	$ 150,699	$ 181,210	$ 171,375	$ 182,853	$ 174,773
Depreciation and amortization	28,102	24,425	49,042	43,972	55,760	49,913
Non-cash unit option expense	60	1,088	1,079	3,408	2,169	4,913
Operating income	136,173	125,186	131,089	123,995	124,924	119,947
Interest expense	6,464	7,105	19,813	19,259	25,817	24,914
Other (income)	-	(1,175)	(459)	(3,632)	(1,290)	(4,912)
Provision (credit) for taxes	(41,122)	27,533	(46,802)	22,311	(50,398)	18,475
Net income	$ 170,831	$ 91,723	$ 158,537	$ 86,057	$ 150,795	$ 81,470

Liquidity and Capital Resources:

We ended the third quarter of 2005 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 2.5 at September 25, 2005 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $365 million of fixed-rate term debt, with staggered maturities ranging from 2006 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007, and an additional $30 million uncommitted bank credit facility. Borrowings under the revolving credit facility totaled $72.5 million as of September 25, 2005. Of the total term debt, $20 million is scheduled to mature within the next twelve months.

In August, we terminated several interest rate swap agreements, which were converting $100 million of fixed-rate term debt to variable rates. In return for terminating the swaps, we received $3.2 million in cash, which has been reflected as deferred income in "Other Liabilities" on the balance sheet and is being amortized over the remaining life of the underlying long-term debt that the swaps were effectively hedging prior to termination.

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

As of September 25, 2005, of our outstanding long-term debt, $365.0 million represents fixed-rate debt and $72.5 million represents variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.2 million as of September 25, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 25, 2005, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting -

No significant changes were made during the third quarter of 2005 that have materially affected the Partnership's internal control over financial reporting.

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

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: November 3, 2005	/s/ Peter J. Crage
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