Form 10-K
period 2005-12-31
CEDAR FAIR L P
filed 2006-03-14
CIK 811532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

Commission file number 1-9444

CEDAR FAIR, L.P.
State of incorporation: DELAWARE	I.R.S. Employer Identification No.: 34-1560655

Principal executive offices: One Cedar Point Drive, Sandusky, Ohio 44870-5259

Registrant's telephone number: (419) 626-0830

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Depositary Units (Representing Limited Partner Interests)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ] No [ X ]

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 24, 2005 of $32.10 per unit was approximately $1,683,793,000.

Number of Depositary Units representing limited partner interests outstanding as of March 1, 2006: 53,887,830

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for its annual meeting of unitholders to be held in May 2006, which will be filed by the Registrant within 120 days after the close of its 2005 fiscal year.

*********************************

The Exhibit Index is located on page 43

Page 1 of 140 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Cedar Fair, L.P., together with its affiliated companies, (the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the "General Partner").

The Partnership owns and operates seven amusement parks: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Worlds of Fun in Kansas City, Missouri; Geauga Lake & Wildwater Kingdom ("Geauga Lake"), located near Cleveland in Aurora, Ohio; and Michigan's Adventure near Muskegon, Michigan. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and five separate-gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, the fourth is located near San Diego, and the fifth is in Palm Springs, California. All principal rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership's six seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in some cases, October. The five water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are derived during an approximate 130 to 140-day operating season. Both Knott's Berry Farm and Castaway Bay are open daily on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions, with the exception of "RipCord," "Screamin' Swing," "X-Treme Trampoline," go-kart tracks, miniature golf courses and rock climbing attractions at several of the parks.

The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of rides and live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating seasons, the parks conduct active television, radio, and newspaper advertising campaigns in their major market areas geared toward these two groups.

CEDAR POINT

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for eight consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

The main amusement areas of Cedar Point consist of over two miles of midways, with more than 65 rides and attractions, including "Top Thrill Dragster," one of the world's tallest and fastest roller coasters, standing 420 feet tall and reaching speeds up to 120 mph; "Millennium Force," the world's top-rated steel roller coaster; "Magnum XL-200," "Raptor," "Wicked Twister," "Mantis" and "Mean Streak," which are among the world's tallest steel, inverted, "double-impulse," stand-up and wooden roller coasters, respectively; nine additional roller coasters; "Skyhawk," the world's tallest swing ride which is scheduled to open in 2006; "Power Tower," a 300-foot-tall thrill ride; four theaters featuring live entertainment shows performed by talented college students; "Snake River Falls," one of the world's tallest water flume rides; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; and "Snoopy's Summer Vacation," a family-oriented ice show featuring Snoopy and the other "PEANUTS" characters. In addition, the park offers more than 50 restaurants, fast food outlets and refreshment stands, including a Johnny Rockets restaurant; more than 40 gift and novelty shops; and more than 40 game stands.

Located adjacent to the park is "Soak City" water park, a separate-gated attraction that features more than 20 water rides and attractions, including "Splash Zone," a multi-story interactive play area; "Zoom Flume," a large water slide raft ride; twelve additional water slides; two river rafting rides; two children's activity areas; and a giant wave pool, as well as food and merchandise shops. "Challenge Park," which includes extra-charge attractions "RipCord," a free-fall ride from a height of more than 15 stories, "X-Treme Trampoline," two 18-hole themed miniature golf courses and two go-kart tracks, is also located adjacent to the park.

Cedar Point also owns and operates four hotel facilities. The park's only year-round hotel is Castaway Bay, an indoor water park resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. Highlighting the attractions in the water park is a 100,000-gallon wave pool; a 35-foot-high, 520-foot-long water roller coaster; a multi-story interactive play area with a 1,000-gallon bucket that empties on guests every few minutes; and numerous other water activities. In addition, the resort offers a state-of-the-art arcade, various dining and merchandising facilities, and a T.G.I. Friday's restaurant. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms, including 230 in the 10-story Breakers Tower. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Breakers Tower has 18 tower suites with spectacular views, an indoor pool, and a TGI Friday's restaurant. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a courtyard pool, tennis courts and the Breakwater Cafe, a contemporary waterfront restaurant.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for more than 740 boats, including floating docks and full guest amenities. In addition, Cedar Point Marina features a Famous Dave's Bar-B-Que restaurant and an upscale seafood restaurant, called Bay Harbor, both of which are accessible by the general public. Castaway Bay Marina is a full-service marina featuring 160 slips and full guest amenities. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point, an upscale camping area designed in a nautical New England style, which offers a total of 64 lakefront cottages, 40 cabins and 97 full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 2,800 of the park's approximately 4,200 seasonal and part-time employees.

KNOTT'S BERRY FARM

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County, and a large national and international tourism population.

Knott's Berry Farm is comprised of six distinctively themed areas, including "Ghost Town," "Wild Water Wilderness," "The Boardwalk," "Indian Trails," "Fiesta Village" and "Camp Snoopy." The park offers more than 40 rides and attractions, including "Silver Bullet," a 146-foot-tall inverted roller coaster; "Xcelerator," a world-class roller coaster; "Supreme Scream," a 300-foot-tall thrill ride; "Ghost Rider," one of the tallest, longest and fastest wooden roller coasters in the West; four additional roller coasters; "Bigfoot Rapids," a white water raft ride; "Timber Mountain Log Ride," one of the first log flume rides in the United States; a nostalgic train ride; an antique Dentzel carousel; an old-fashioned ferris wheel; a 2,100-seat theatre; a children's activity area themed with the popular "PEANUTS" comic strip characters; live entertainment shows in 22 indoor and outdoor theatre venues; and "Independence Hall," an authentic replica of the Philadelphia original, complete with a 2,075 pound Liberty Bell. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, including a Johnny Rockets restaurant that is new in 2006, and a number of gift shops, novelty shops and game areas in the park. Located just outside the park's gates is Knott's California Marketplace, a dining and shopping area that is accessible free of charge and features Mrs. Knott's Chicken Dinner Restaurant and a T.G.I. Friday's restaurant.

The park is also renowned for its seasonal events, including a special Christmas promotion, "Knott's Merry Farm," and a Halloween event called "Knott's Scary Farm," which has been held for more than 30 years and was named Best Halloween Event in the industry by Amusement Today's international survey in 2005.

The Partnership also owns and operates three water parks in California. Adjacent to the theme park is "Knott's Soak City-Orange County," a separate-gated seasonal water park that features more than 20 separate water rides and attractions, including 16 high-speed water slides; "Pacific Spin," a tornado-style water slide which is new for the 2006 season; a wave pool; a lazy river; a children's activity area; food and merchandise shops; and a second-story sundeck available for public dining and catered events. Just south of San Diego in Chula Vista, California is "Knott's Soak City-San Diego," which offers its guests more than 20 water rides and attractions, including 16 water slides; a wave pool; a tornado-style water slide, called "Pacific Spin," which is new for 2006; and a children's activity area, as well as numerous food and merchandise shops. "Knott's Soak City-Palm Springs" is a 16-acre seasonal water park, located in Palm Springs, California, that offers 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.

The Partnership also owns and operates the Knott's Berry Farm Resort Hotel, a 320-room, full-service hotel located adjacent to the park, which features a pool, tennis courts and meeting/banquet facilities.

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

Dorney Park features more than 75 rides and attractions, including "Hydra - The Revenge," one of the world's tallest and fastest floorless roller coasters; "Talon," one of the tallest and fastest inverted roller coasters in the world; "Dominator," a 200-foot-tall thrill ride; "Steel Force," one of the tallest and fastest steel roller coasters in the world; five additional roller coasters; "White Water Landing," one of the world's tallest water flume rides; "Thunder Canyon," a white-water rafting ride; "Camp Snoopy," a family play-land themed around the popular "PEANUTS" comic strip characters; live musical shows featuring talented college students; and an antique Dentzel carousel carved in 1921. Included in the price of admission is "Wildwater Kingdom," one of the largest water parks in the United States, which features more than 20 water slides, including "Patriot's Plunge," "Jumpin' Jack Splash," and "Aquablast," one of the longest elevated water slides in the world; two giant wave pools, one of which is scheduled to open in 2006; and two children's activity areas. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park.

VALLEYFAIR

Valleyfair, which opened in 1976 and was acquired by the Partnership's predecessor in 1978, is located near Minneapolis-St. Paul in Shakopee, Minnesota, and is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately two million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population base of 8 million people.

Valleyfair offers more than 50 rides and attractions, including "Xtreme Swing," a giant, high-powered swing ride which will be new for the 2006 season; "Rip Tide," a suspended spinning thrill ride; "Steel Venom," a 185-foot-tall "double-impulse" coaster; "Power Tower," a 275-foot-tall thrill ride; "Wild Thing," one of the tallest and fastest steel roller coasters in the world; five additional roller coasters; a water park named "Whitewater Country," which includes "Hurricane Falls," a large water slide raft ride, and "Splash Station," a children's water park; "KidWorks," which is an indoor/outdoor children's activity area; a 430-seat indoor theatre for live show presentations; and "Challenge Park," an extra-charge attraction area that includes "RipCord," a free-fall ride from a height of more than 15 stories, a Can-Am-style go-kart track and a 36-hole themed miniature golf course. In addition, there are more than 20 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park. Admission to "Whitewater Country" water park is included in admission to the amusement park.

WORLDS OF FUN

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

Worlds of Fun is a traditional amusement park themed around Jules Verne's adventure book Around the World in Eighty Days. The park offers more than 40 rides and attractions, including "Patriot," which is scheduled to open in 2006 and will be one of the world's tallest and fastest inverted roller coasters; "Boomerang," a 12-story-tall steel roller coaster; "MAMBA," one of the tallest and fastest roller coasters in the world; "Timber Wolf," a world-class wooden roller coaster; "Detonator," a 185-foot-tall thrill ride, which launches riders straight up its twin-tower structure; "Camp Snoopy," a family play-land featuring the popular "PEANUTS" comic strip characters; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; "Monsoon," a water flume ride; "Fury of the Nile," a white-water rafting ride; and live musical shows. In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

The park also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park in 20 wood-side cottages, 22 log cabins and 80 deluxe RV sites. Also, included within the Village is a clubhouse with a swimming pool and arcade games.

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

GEAUGA LAKE

Geauga Lake, near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in April of 2004. This family-oriented amusement/water park serves a total market area of approximately 17 million people. The park's major markets include Cleveland/Akron, Youngstown and Pittsburgh.

Geauga Lake features more than 50 rides and attractions, including "X-Flight," a flying coaster that guides riders on a thrilling flying experience laying down; "Dominator," the world's longest floorless coaster; the "Big Dipper" and seven additional roller coasters; "KidWorks," which is an indoor/outdoor children's activity area; a 3D/4D movie theater; various live shows featuring talented college students; and extra-charge attractions that include "RipCord," go-karts and a trampoline jump. In addition, there are more than 30 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas located throughout the park. Also included in the price of admission is a 20-acre water park, "Wildwater Kingdom," which includes a 60-foot-tall tornado slide; an activity pool; an action river; a children's area with a multi-story interactive play structure; and new for 2006, a 30,000-square-foot wave pool. In addition, the park offers more than 25 restaurants, fast food outlets and refreshment stands, and a number of gift shops, novelty shops and game areas.

Located adjacent to the park are the 145-room Geauga Lake Hotel and the Geauga Lake Campgrounds, which features 300 developed campsites. Both the hotel and campgrounds are owned and operated by the Partnership.

MICHIGAN'S ADVENTURE

Michigan's Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. Located near Muskegon, Michigan, the park serves a total market area of approximately 5 million people, principally from central and western Michigan and eastern Indiana.

Michigan's Adventure offers guests more than 50 rides and attractions, including "Shivering Timbers," one of the world's highest-rated wooden roller coasters; the "Wolverine Wildcat" wooden coaster; four additional roller coasters; "Grand Rapids," a 1,500-foot-long river rapids ride which will be new for 2006; an eight-story-tall gondola wheel; "Adventure Falls" water ride; "RipCord," an extra-charge attraction that lifts riders to a height of more than 15 stories before dropping them back to earth in a free fall; and "Wild Water Adventure," a water park featuring more than 20 water rides and attractions, including three wave action pools, a 612-foot-long water slide adventure, the "Mineshaft" inner tube ride and a lazy river. Admission to "Wild Water Adventure" water park is included in admission to the amusement park. In addition, there are a number of restaurants, fast food outlets and refreshment stands, a Coasters restaurant opening in 2006, and a number of gift shops, novelty shops and game areas located throughout the park.

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

The Partnership believes that annual park attendance is influenced to some extent by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

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

In Cedar Point's major markets, its primary amusement park competitors are Paramount's Kings Island in southern Ohio and the Partnership's other park, Geauga Lake, near Cleveland.

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

In Geauga Lake's major markets, its primary amusement park competitors are the Partnership's other park, Cedar Point in Sandusky, Ohio, and Kennywood in Pittsburgh, Pennsylvania. These parks are located approximately 90 miles and 120 miles, respectively, from the park.

Michigan's Adventure competes in northern Indiana with Six Flags Great America, which is located approximately 250 miles away in Gurnee, Illinois, and with the Partnership's other park, Cedar Point.

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

EMPLOYEES

The Partnership has approximately 1,300 full-time employees. During the operating season, Cedar Point, Dorney Park, Valleyfair, Worlds of Fun, Geauga Lake and Michigan's Adventure have approximately 4,200, 1,800, 1,500, 1,700, 2,000 and 1,100 seasonal and part-time employees, respectively, most of whom are high school and college students. Knott's Berry Farm hires approximately 2,100 seasonal employees for peak periods and 500 part-time employees who work year-round. Approximately 2,800 of Cedar Point's seasonal employees and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS

Name	Age	Position with General Partner

Richard L. Kinzel	65

Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair. Mr. Kinzel has an employment contract with the Partnership for a term beginning June 1, 2003 and ending on January 2, 2008.

Jacob T. (Jack) Falfas	54

Jack Falfas has served as Chief Operating Officer since April 2005. Prior to that, he served as Vice President & General Manager of West Coast Operations from 2001 through 2005 and as Vice President & General Manager of Knott's Berry Farm from December 1997 through 2000.

Peter J. Crage	44

Peter Crage has served as Corporate Vice President of Finance and Chief Financial Officer since July 2005. In August 2004, he rejoined Cedar Fair to serve as Vice President and Corporate Controller after having served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.

Robert A. Decker	45	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	51

Craig Freeman has served as Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott's Camp Snoopy at the Mall of America from 1996 through 2005.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS (continued)

Name	Age	Position with General Partner

Brian C. Witherow	39

Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. John Hildebrandt	56

John Hildebrandt has served as Vice President & General Manager of Cedar Point since March 2005. Prior to that, he served as Vice President & General Manager of Dorney Park from June 2004 to February 2005 and as Vice President of Marketing at Cedar Point from 1983 to 2004.

Gregory Picon	40

Gregg Picon has served as Vice President & General Manager of West Coast Operations since April 2005. Prior to that, he served as Vice President and General Manager of the Knott's Soak City Water Park in Palm Springs, California since its acquisition in May 2001 and as Vice President of Operations at Knott's Berry Farm from 1999 through 2001.

Gregory P. Scheid	42

Greg Scheid has served as Vice President & General Manager of Dorney Park since March 2005. Prior to that, he was in charge of Retail and Games at Cedar Point from 2001 to 2004, and served as Director of Games at Cedar Point from 2000 to 2001.

Larry L. MacKenzie	50

Larry MacKenzie has served as Vice President & General Manager of Valleyfair since the end of 2001. He served as interim General Manager of Michigan's Adventure for several months subsequent to its acquisition in late May 2001. Prior to that, he served as Vice President of Revenue Operations at Dorney Park from 1997 to 2001.

H. Philip Bender	50

Phil Bender has served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000. Prior to that, he served as Vice President of Retail Operations at Worlds of Fun since the beginning of 2000, and as Director of Retail Operations at Worlds of Fun from 1995 to 2000.

William G. Spehn	46

Bill Spehn has served as Vice President & General Manager of Geauga Lake since March 2004. Prior to that, he served as Vice President of Park Operations at Cedar Point from 2002 to 2004 and as Director of Park Operations at Cedar Point from 2000 to 2002.

Camille Jourden-Mark	39

Camille Jourden-Mark has served as Vice President & General Manager of Michigan's Adventure since the end of 2001. Prior to that, she served under previous ownership as General Manager of the park for more than ten years.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership's Investor Relations Office or through our web site (www.cedarfair.com).

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the Partnership's reports, proxy statements and other information.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We compete with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry.

Our parks compete with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sports events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions and changes in consumer tastes and spending habits. In particular, we believe that regional economic conditions can have an impact on attendance figures and guest spending patterns at our parks, in that, difficult economic conditions can disproportionately affect different segments of our target customers within our core markets. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.

Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by bad or extreme weather and also can be adversely affected by forecasts of bad or mixed weather conditions.

Unanticipated construction delays in completing capital improvement projects in our parks and resort facilities can adversely affect our revenues.

A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays or ride down-time can adversely affect our attendance and our ability to realize revenue growth.

Other factors, including local events, natural disasters and terrorist activities, can adversely impact park attendance and our revenues.

Lower attendance may result from various local events, natural disasters or terrorist activities, all of which are outside of our control.

There is a risk of accidents occurring at amusement parks, which may reduce attendance and negatively impact our revenues.

All of our amusement parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors may influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks.

The operating season at most of our parks is of limited duration, which magnifies the impact of adverse conditions or events occurring within that operating season.

Six of our amusement parks are seasonal, generally operating only during a portion of May, then daily from Memorial Day through Labor Day, and during weekends in September and, in some cases, October. Our water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130 to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak season of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.

If we lose key personnel, our business may be adversely affected.

Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the amusement park industry for an average of more than 20 years. The loss of the services of our key employees could have a materially adverse effect on our business. With the exception of our Chief Executive Officer, we do not have employment agreements with our key employees.

The terms of our debt agreements could, under certain circumstances, impose limitations upon our activities.

The agreements governing our senior notes and our revolving credit facility include covenants that under some circumstances could limit, among other things, our ability to: incur additional debt; create liens; make certain investments; consolidate or transfer assets; and enter into certain transactions with our affiliates.

Our debt agreements also require us to maintain specified financial ratios and satisfy certain other financial tests. A breach of any of these covenants could result in an event of default under our debt agreements. If an event of default occurs, our lenders could elect to cause our outstanding debt to become immediately due and payable, requiring it to be refinanced under market conditions at that time.

Rising interest rates could adversely affect the market price of our Units, which in turn may limit our ability to raise capital for future expansion or acquisitions.

As a result of our historically strong cash flow and the increasing cash distributions to our unitholders since our initial public offering in 1987, we believe that investors may value our Units based on their yield. In the event of a rise in the prevailing interest rates for similar securities, our Units may be perceived to become less attractive and the market price of our Units may be affected. This in turn could limit our ability to use our Units to raise capital for future expansion or acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

Geauga Lake is situated on approximately 670 acres, of which 375 acres have been developed, approximately 200 acres are restricted from use under environmental conditions, and 75 acres remain available for future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS AND RELATED

UNITHOLDER MATTERS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN." As of February 28, 2006, there were approximately 10,200 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 5,000 participants in the Partnership's distribution reinvestment plan. Attention is directed to Note 5 in "Notes to Consolidated Financial Statements" for information regarding the Partnership's equity incentive plans. The cash distributions declared and the high and low prices of the Partnership's units are shown in the table below:

2005	Distribution	High	Low
4th Quarter	$0.46	$30.58	$25.66
3rd Quarter	0.46	33.01	28.34
2nd Quarter	0.46	32.49	29.50
1st Quarter	0.46	34.00	30.00

2004	Distribution	High	Low
4th Quarter	$0.45	$33.00	$28.65
3rd Quarter	0.45	31.67	28.80
2nd Quarter	0.45	35.24	29.70
1st Quarter	0.45	36.01	30.20

ITEM 6. SELECTED FINANCIAL DATA.

	2005	2004(1)	2003	2002	2001(2)
(In thousands, except per unit and per capita amounts)

Operating Data
Net revenues	$568,707	$541,972	$509,976	$502,851	$477,256
Operating income	137,322	117,830	125,149	121,192	98,557
Income before taxes	111,576	97,030	103,806	88,576	74,414
Net income	160,852	78,315	85,888	71,417	57,894
Per limited partner unit (3)	2.93	1.47	1.67	1.39	1.13

Financial Position
Total assets	$1,024,794	$993,208	$819,341	$822,257	$810,231
Working capital (deficit)	(90,123)	(88,557)	(81,917)	(77,101)	(69,832)
Long-term debt	470,850	462,084	368,647	375,150	383,000
Partners' equity	434,234	370,483	308,891	305,320	308,250

Distributions Declared
Per limited partner unit	$1.84	$1.80	$1.76	$1.66	$1.60

Other Data
Depreciation and amortization	$55,765	$50,690	$44,693	$41,682	$42,486
Adjusted EBITDA (4)	194,200	173,018	175,707	170,103	152,704
Capital expenditures	75,655	75,878	39,789	55,279	47,801
Combined attendance (5)	12,738	12,635	12,245	12,380	11,890
Combined guest per capita spending (6)	$37.68	$36.59	$35.48	$34.50	$34.41

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

NOTE 4 - Adjusted EBITDA represents earnings before interest, taxes, depreciation, and other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating income (the most comparable financial measure) is provided below.
	2005	2004	2003	2002	2001
	(in thousands)

Operating income	$ 137,322	$ 117,830	$ 125,149	$ 121,192	$ 98,557
Depreciation and amortization	55,765	50,690	44,693	41,682	42,486
Non-cash unit option expense	1,113	4,498	5,865	4,029	11,661
Provision for loss on asset retirement	-	-	-	3,200	-
Adjusted EBITDA	$ 194,200	$ 173,018	$ 175,707	$ 170,103	$ 152,704

NOTE 5 - Combined attendance includes attendance figures from the seven amusement parks and the five separately gated outdoor water parks.

NOTE 6 - Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from these statistics.

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
For the years ended December 31,	2005		2004		2003
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$ 292.4	51.4%	$ 276.8	51.1%	$ 259.4	50.9%
Food, merchandise and games	219.1	38.5%	211.2	38.9%	200.7	39.3%
Accommodations and other	57.2	10.1%	54.0	10.0%	49.9	9.8%
Net revenues	568.7	100.0%	542.0	100.0%	510.0	100.0%

Cash operating costs and expenses	374.5	65.9%	369.0	68.1%	334.3	65.6%
Adjusted EBITDA (1)	194.2	34.1%	173.0	31.9%	175.7	34.4%

Depreciation and amortization	55.8	9.8%	50.7	9.4%	44.7	8.8%
Other non-cash costs	1.1	0.2%	4.5	0.8%	5.9	1.1%
Operating income	137.3	24.1%	117.8	21.7%	125.1	24.5%

Interest and other expense, net	25.7	4.5%	20.8	3.8%	21.3	4.2%
Provision (benefit) for taxes	(49.3)	(8.7%)	18.7	3.4%	17.9	3.5%
Net income	$ 160.9	28.3%	$ 78.3	14.5%	$ 85.9	16.8%

Selective Statistical Information:
Amusement park attendance (in thousands)		11,264		11,257		10,700
Amusement park per capita spending		$ 39.46		$ 38.21		$ 37.49
Water park attendance (in thousands)		1,474		1,378		1,545
Water park per capita spending		$ 24.04		$ 23.35		$ 21.61

(1) Adjusted EBITDA represents earnings before interest, taxes, depreciation, and other non-cash costs. For additional information regarding adjusted EBITDA, including a reconciliation of adjusted EBITDA to operating income (the most comparable financial measure), see Note 4 in Item 6, "Selected Financial Data," on page 14.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the consolidated financial statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (see Note 2 to our Consolidated Financial Statements for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and, as a result, actual results could differ from these estimates and assumptions. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses.

Property and Equipment

Buildings, rides and equipment are depreciated over their estimated useful lives on a straight-line basis over each park's operating season. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. The composite method of depreciation is used for assets obtained together in an acquisition of a business. Under this method, groups of related assets are depreciated over composite average lives as a whole rather than individually. This method is used in acquisitions because it is very difficult to accurately estimate the remaining useful lives of individual assets that have been acquired, installed and maintained by others over varying time periods.

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

Results of Operations

2005 vs. 2004

Consolidated net revenues in 2005 increased 5%, or $26.7 million, to $568.7 million. The increase in net revenues was the result of a 1% increase in combined attendance across our 12 properties (to 12.7 million from 12.6 million in 2004), a 3% increase in average in-park guest per capita spending (to $37.68 from $36.59 in 2004), and a 12%, or $10.2 million, increase in out-of-park revenues. Although combined attendance increased only 1%, or approximately 100,000 visits, in-park revenues increased approximately $16.5 million on the strength of improved average in-park guest per capita spending. The increase in out-of-park revenues was due to the first full-year performance of the Castaway Bay Indoor Waterpark resort, as well as improved results at our Knott's Berry Farm Resort Hotel and the introduction of a new T.G.I. Friday's restaurant at Knott's in July of 2005.

The increase in attendance in 2005 was led by strong performances from Dorney Park and Michigan's Adventure, both of which introduced successful new attractions this season, and our two Midwest water parks, which benefited from a hot, dry summer. These gains helped offset attendance shortfalls at our Cedar Point, Valleyfair and Worlds of Fun amusement parks. For the year, combined attendance at our seven amusement parks was unchanged at 11.3 million guests, and attendance at our five water parks totaled 1.5 million guests, up 7% between years. The 3% increase in our average in-park guest per capita spending level in 2005 was principally due to increased admission revenues at our amusement parks.

Excluding depreciation and all other non-cash charges, total operating costs and expenses in 2005 increased 1.5%, or $5.5 million, to $374.5 million from $369.0 million in 2004. This was primarily due to the additional operating costs and expenses of Geauga Lake, which was acquired in April 2004, and the incremental operating costs of Castaway Bay, which opened in November 2004. As a percent of revenues, operating costs decreased between years. After depreciation and a $1.1 million non-cash charge for unit options, operating income in 2005 increased 17% to $137.3 million from $117.8 million a year ago. This increase is primarily attributable to the strong results at Knott's Berry Farm and Dorney Park.

Because we strongly emphasize generating cash flow for distributions to our unitholders, a meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits (for additional information regarding adjusted EBITDA, see Note 4 in Item 6, "Selected Financial Data," on page 14). In 2005, adjusted EBITDA increased 12%, or $21.2 million, to $194.2 million, in large part due to improved operating results at Knott's Berry Farm. Increased attendance and strong operating results at Dorney Park and Michigan's Adventure also contributed nicely. Our consolidated adjusted EBITDA margin in 2005 increased to 34.1% from 31.9% in 2004, with adjusted EBITDA margins improving at all of our parks due to a continued focus on controlling operating costs and expenses.

In 2002, we recorded a $7.6 million non-cash charge related to the change in fair value of two of our interest rate swap agreements that could not be designated as effective hedges under the applicable accounting rules. This amount reversed into income over the life of the swaps as they continued to serve the purpose of leveling cash interest costs. In 2005, we recognized a non-cash credit of $459,000 for the change in fair value of the swaps as they expired in the first quarter. This compared to a non-cash credit of $4.5 million in 2004. These amounts are aggregated with interest expense in the accompanying table.

After non-cash credits, interest expense and provision for taxes, net income for the period totaled $160.9 million, or $2.93 per diluted limited partner unit, compared to net income of $78.3 million, or $1.47 per unit, a year ago.

Reflected in the 2005 provision for taxes is the reversal of $62.6 million of contingent liabilities recorded in prior years related to publicly traded partnership (PTP) taxes. The accrual was established when the PTP taxes first came into effect, because we could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, we have a fair amount of evidence as to how the taxes are imposed, including the completion of examinations of our tax filings. Based on this evidence, we determined that the prior years' accruals were no longer required and have reversed the $62.6 million of contingent liabilities back into income in 2005. The adjustment to the PTP tax accrual, which was offset somewhat by PTP taxes payable for the year and the impact of the tax attributes of our corporate subsidiaries, resulted in a net tax benefit of $49.3 million in 2005. It is important to note that since this is a reversal of a previously recorded accrual, it has no affect on our cash flow in the current period. Excluding the impact of reversing the PTP tax accrual and computing a 2005 accrual consistent with the treatment applied in 2004, net income for the year would have been $87.6 million, or $1.59 per diluted limited partner unit, up $9.3 million, or 12%, from 2004.

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

Excluding depreciation and all other non-cash charges, total operating costs and expenses in 2004 increased 10%, or $34.7 million, to $369.0 million from $334.3 million in 2003. This increase was largely due to the acquisition of Geauga Lake. Excluding operations at Geauga Lake, total cash operating costs and expenses for 2004 would have increased only 2%, or $6.2 million, from 2003, and all operating costs as a percent of revenues remained relatively level between years.

In 2004, adjusted EBITDA decreased 2%, or $2.7 million, to $173.0 million, due entirely to an adjusted EBITDA loss of $4.0 million generated at Geauga Lake during the period subsequent to its acquisition (for additional information regarding adjusted EBITDA, see Note 4 in Item 6, "Selected Financial Data," on page 14). Excluding the impact of Geauga Lake, adjusted EBITDA would have increased 1%, or $1.3 million, to $177.0 million in 2004, due primarily to increases in average in-park guest per capita spending and out-of-park revenues. Our consolidated adjusted EBITDA margin in 2004 decreased to 31.9% from 34.4% in 2003, due almost entirely to the impact of Geauga Lake's operations and its adjusted EBITDA loss of $4.0 million. Excluding Geauga Lake, our consolidated adjusted EBITDA margin remained relatively comparable between years at 34.2%.

In 2003, we began accounting for unit options using the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation." In 2004, we recorded a $4.5 million non-cash charge for unit options, compared to a charge of $5.9 million in 2003.

In 2004, we recognized a non-cash credit of $4.5 million for the change in fair value during the year of the two interest rate swap agreements that could not be designated as effective hedges, which compared to a non-cash credit of $2.7 million in 2003. These amounts are aggregated with interest expense in the accompanying table.

After these non-cash items, and interest expense and provision for partnership taxes, both of which were up between years due to the Geauga Lake acquisition, net income for 2004 decreased $7.6 million to $78.3 million, or $1.47 per diluted limited partner unit, from $85.9 million, or $1.67 per unit, in 2003.

Liquidity and Capital Resources

We ended 2005 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 3.2 at December 31, 2005 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2005 increased $12.3 million, or 8%, to $160.5 million from $148.2 million in 2004. This increase reflects an increase in operating profit of $19.5 million between years, offset by changes in working capital and higher cash interest payments.

In 2004, net cash from operating activities increased $13.2 million, or 10%, from the previous year. This increase was primarily due to normal fluctuations in current liabilities and accrued taxes, offset by a decrease in net income of $7.6 million. The acquisition of Geauga Lake, combined with the timing of payments of liabilities, contributed to the increase in current liabilities and accrued taxes.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our amusement parks and resort properties. During 2005, net cash used for investing activities totaled $75.7 million, compared to $220.1 million in 2004, which included $144.3 million for the acquisition of Geauga Lake. Excluding the acquisition of Geauga Lake, capital expenditures remained comparable between years.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our parks and resort facilities. This has enabled us to maintain consistently high attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

For the 2006 operating season, we are investing approximately $58 million in capital improvements at our 12 properties, including the addition of a new world-class roller coaster at Worlds of Fun and new thrill rides at both Cedar Point and Valleyfair. The 2006 program will also include a new wave pool at Dorney Park, completion of the second phase of the Geauga Lake water park, and the addition of a river-rafting ride at Michigan's Adventure. Michigan's Adventure will also introduce Coasters, a classic 1950's-style diner that has proven very popular at several of our other parks.

In addition to adding great new thrill rides, we are also lowering a number of admission prices for the 2006 season at both Cedar Point and Knott's Berry Farm. This is a bold step and a first for both parks, but we feel it is the right response to the difficult economic conditions that exist in northern Ohio and southeast Michigan, two of Cedar Point's major markets, as well as the increased competition that Knott's Berry Farm faces in Southern California. Our goal is to make Cedar Point and Knott's Berry Farm more affordable to more families and introduce the parks to those who have not had the chance to experience all we have to offer.

We believe the combination of our capital programs, our new value pricing at Cedar Point and Knott's Berry Farm, and continued focus on guest service, all communicated through an exciting marketing program, will improve attendance and operating results company wide in 2006. However, stable population trends in the parks' market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance.

Financing Activities

Net cash utilized for financing activities totaled $83.8 million in 2005, compared to net cash provided from financing activities of $73.1 million in 2004 and net cash utilized of $95.1 million in 2003. The $73.1 million of net cash provided from financing activities in 2004 reflects the issuance of $75.0 million of senior notes and the completion of an equity offering that generated net proceeds of $73.3 million, both related to the acquisition of Geauga Lake. Excluding these items, net cash utilized for financing activities in 2004 would have totaled $75.1 million. In 2005, we had a net cash receipt of $3.0 million related to the early termination of "in-the-money" interest rate swap agreements and $0.9 million from option exercises. In addition, net revolving credit borrowings totaled $30.5 million in 2005. Cash used in financing activities during 2005 reflects $20.0 million for scheduled term loan repayments and $98.1 million to pay cash distributions.

Capital Resources

At December 31, 2005, we had $365 million of fixed-rate term debt, with staggered maturities ranging from 2006 to 2018, as well as a $180 million revolving credit facility, which is available through March 2007. Borrowings under the revolving credit facility totaled $105.9 million as of December 31, 2005. Of the total term debt, $20 million is scheduled to mature in 2006. Based on interest rates in effect at year-end for variable-rate debt, cash interest payments for 2006 would total approximately $28 million, slightly higher than interest paid in 2005 due to continued increases in short-term rates. In addition, cash distributions in 2006, at the current rate of $1.88 per unit, would total approximately $101 million, 3% higher than the distributions paid in 2005.

We are in the process of negotiating an agreement with our bank group and expect to have a new $250 million 5-year revolving credit facility in place by the end of the first quarter of 2006. We expect the new credit facility will carry somewhat lower overall rates than the previous credit facility, but we do not expect the impact on interest expense to be material. Total credit facilities and cash flows from operations are expected to be adequate to fund seasonal working capital needs, planned capital expenditures and regular quarterly distributions to partners for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations at December 31, 2005 (in millions):
Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt (1)	$ 610.9	$ 41.5	$ 202.8	$ 90.9	$ 275.7
Capital expenditures (2)	52.9	43.9	9.0	-	-
Total	$ 663.8	$ 85.4	$ 211.8	$ 90.9	$ 275.7

  Represents maturities on long-term debt obligations, plus contractual interest payments on all fixed-rate debt. See Note 3 in "Notes to Consolidated Financial Statements" for further information.

  Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2005.

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

At December 31, 2005, $365 million of our outstanding long-term debt represented fixed-rate debt and $105.9 million represented variable-rate debt. Assuming an average annual balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt would be approximately $1.3 million as of December 31, 2005.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could possibly not be passed along to our guests. In particular, increases in labor, supplies, taxes and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates, which although not tied directly to federal and state minimum wage laws, do follow those wage trends. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so over the long term. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in this Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to the information appearing under the subheading "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2005 and 2004, as restated for deferred income taxes, are presented in the table below (in thousands, except per unit amounts):
(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-diluted
2005
1st Quarter	$ 24,801	$ (27,445)	$ (24,564)	$ (0.46)
2nd Quarter	148,852	22,361	12,270	0.22
3rd Quarter	317,025	136,173	170,831	3.11
4th Quarter	78,029	6,233	2,315	0.04
	$ 568,707	$ 137,322	$ 160,852	$ 2.93
2004
1st Quarter	$ 23,210	$ (24,085)	$ (20,535)	$ (0.40)
2nd Quarter	145,001	22,894	14,869	0.29
3rd Quarter	305,602	125,186	91,723	1.70
4th Quarter	68,159	(6,165)	(7,742)	(0.14)
	$ 541,972	$ 117,830	$ 78,315	$ 1.47

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

Reports of Independent Registered Public Accounting Firms

To the Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 27, 2006

To the Partners of Cedar Fair, L.P.:

In our opinion, the consolidated statements of operations, of cash flows and of partners' equity for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Cedar Fair, L.P. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Cleveland, Ohio

March 10, 2004

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)
December 31,	2005	2004

ASSETS
Current Assets:
Cash	$ 4,421	$ 3,353
Receivables	7,259	4,766
Inventories	17,678	17,632
Prepaids and other current assets	11,252	7,209
Total current assets	40,610	32,960

Property and Equipment:
Land	174,081	174,143
Land improvements	163,952	153,498
Buildings	308,748	298,037
Rides and equipment	714,862	671,830
Construction in progress	23,434	20,470
	1,385,077	1,317,978
Less accumulated depreciation	(417,821)	(371,007)
	967,256	946,971

Intangibles and other assets, net	16,928	13,277
	$ 1,024,794	$ 993,208

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 20,000	$ 20,000
Accounts payable	16,590	10,804
Distribution payable to partners	24,747	24,066
Deferred revenue	10,794	10,904
Accrued interest	6,698	6,857
Accrued taxes	21,395	17,832
Accrued salaries, wages and benefits	14,021	13,751
Self-insurance reserves	14,386	14,258
Other accrued liabilities	2,102	3,045
Total current liabilities	130,733	121,517

Accrued Taxes	-	52,438

Other Liabilities	8,977	6,686

Long-Term Debt:
Revolving credit loans	105,850	75,400
Term debt	345,000	366,684
	450,850	442,084
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	1	-
Limited partners, 53,797 and 53,480 units outstanding
in 2005 and 2004, respectively	428,943	365,193
Total partners' equity	434,234	370,483
	$ 1,024,794	$ 993,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2005	2004	2003

Net revenues:
Admissions	$ 292,408	$ 276,761	$ 259,448
Food, merchandise, and games	219,094	211,260	200,677
Accommodations and other	57,205	53,951	49,851
	568,707	541,972	509,976

Costs and expenses:
Cost of food, merchandise and
games revenues	57,606	56,721	52,779
Operating expenses	243,643	242,062	216,832
Selling, general and administrative	73,258	70,171	64,658
Non-cash unit option expense (substantially
all selling, general and administrative)	1,113	4,498	5,865
Depreciation and amortization	55,765	50,690	44,693
	431,385	424,142	384,827

Operating income	137,322	117,830	125,149
Interest expense	26,205	25,263	24,070
Other (income)	(459)	(4,463)	(2,727)

Income before taxes	111,576	97,030	103,806
Provision (benefit) for taxes	(49,276)	18,715	17,918

Net income	$ 160,852	$ 78,315	$ 85,888
Net income (loss) allocated to general partner	2	(32)	86
Net income allocated to limited partners	$ 160,850	$ 78,347	$ 85,802

Earnings Per Limited Partner Unit:
Weighted average limited partner units
outstanding - basic	53,659	51,968	50,615
Net income per limited partner unit - basic	$ 3.00	$ 1.51	$ 1.70

Weighted average limited partner units
and equivalents outstanding - diluted	54,950	53,315	51,334
Net income per limited partner unit - diluted	$ 2.93	$ 1.47	$ 1.67

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
For the years ended December 31,	2005	2004	2003

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$ 160,852	$ 78,315	$ 85,888
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	55,765	50,690	44,693
Non-cash unit option expense	1,113	4,498	5,865
Other non-cash (income) expense	76	(4,463)	(2,727)
Deferred income taxes	(3,071)	-	-
Issuance of L.P. units as compensation	-	31	-
Change in assets and liabilities, net of effects
from acquisition:
(Increase) in inventories	(46)	(1,679)	(1,010)
(Increase) decrease in current and other assets	(9,380)	153	(57)
Increase (decrease) in accounts payable	5,786	(1,047)	(7,823)
Increase (decrease) in accrued taxes	(49,906)	12,735	8,027
Increase (decrease) in self-insurance reserves	128	3,357	(349)
Increase (decrease) in deferred revenue and other
current liabilities	(538)	2,083	4,267
Increase (decrease) in other liabilities	(231)	3,488	(1,856)
Net cash from operating activities	160,548	148,161	134,918
CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Geauga Lake assets	-	(144,269)	-
Capital expenditures	(75,655)	(75,878)	(39,789)
Net cash (for) investing activities	(75,655)	(220,147)	(39,789)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net proceeds from public offering of limited
partnership units	-	73,268	-
Net proceeds (payments) on revolving credit loans	30,450	37,650	(97,400)
Term debt borrowings	-	75,000	100,000
Term debt payments	(20,000)	(20,000)	(10,000)
Distributions paid to partners	(98,122)	(92,151)	(88,141)
Termination of interest rate swap agreements	2,981	-	-
Exercise of limited partnership unit options	866	86	435
Cash paid in repurchase of 0.1% general partner interest	-	(708)	-
Net cash from (for) financing activities	(83,825)	73,145	(95,106)
CASH
Net increase for the year	1,068	1,159	23
Balance, beginning of year	3,353	2,194	2,171
Balance, end of year	$ 4,421	$ 3,353	$ 2,194

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 26,364	$ 24,027	$ 24,402
Interest capitalized	602	1,214	633
Cash payments for income taxes	8,752	8,832	7,189

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands, except per unit amounts)
		Limited				Accumulated
		Partner	Limited	General	Special	Other	Total
		Units	Partners'	Partner's	L.P.	Comprehensive	Partners'
		Outstanding	Equity	Equity	Interests	Loss	Equity

Balance at December 31, 2002		50,549	$ 300,550	$ 70	$ 5,290	$ (590)	$ 305,320

	Net income	-	85,802	86	-	-	85,888
	Partnership distributions declared
	($1.76 per limited partner unit)	-	(89,116)	(91)	-	-	(89,207)
	Expense recognized for limited
	partnership unit options	-	5,865	-	-	-	5,865
	Limited partnership unit options exercised	124	435	-	-	-	435
	Change in unrealized loss on interest rate
	swap agreements	-	-	-	-	590	590

Balance at December 31, 2003		50,673	303,536	65	5,290	-	308,891

Net income (loss)		-	78,347	(32)	-	-	78,315
	Partnership distributions declared
	($1.80 per limited partner unit)	-	(93,874)	(24)	-	-	(93,898)
	Expense recognized for limited
	partnership unit options	-	4,498	-	-	-	4,498
	Limited partnership unit options exercised	150	86	-	-	-	86
	Issuance of limited partner units as
	compensation	1	31	-	-	-	31
	Repurchase of 0.1% general partner interest	-	(3,441)	(9)	-	-	(3,450)
	Issuance of limited partner units to
	repurchase 0.1% general partner interest	89	2,742	-	-	-	2,742
	Net proceeds from sale of limited
partnership units	partnership units	2,567	73,268	-	-	-	73,268

Balance at December 31, 2004		53,480	365,193	-	5,290	-	370,483

Net income		-	160,850	2	-	-	160,852
	Partnership distributions declared
	($1.84 per limited partner unit)	-	(98,802)	(1)	-	-	(98,803)
	Expense recognized for limited
	partnership unit options	-	1,113	-	-	-	1,113
	Limited partnership unit options exercised	294	866	-	-	-	866
Tax effect of units involved in option
exercises and treasury unit transactions		-	(1,031)	-	-	-	(1,031)
Issuance of limited partner units as
compensation		23	754	-	-	-	754

Balance at December 31, 2005		53,797	$ 428,943	$ 1	$ 5,290	$ -	$ 434,234

	2005	2004	2003
Summary of Comprehensive Income
Net income	$ 160,852	$ 78,315	$ 85,888
Other comprehensive income on interest
rate swap agreements	-	-	590
Total Comprehensive Income	$ 160,852	$ 78,315	$ 86,478

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the "General Partner"). The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2005, there were 53,796,827 outstanding limited partnership units registered on The New York Stock Exchange, net of 565,156 units held in treasury.

At a special meeting of limited partners held on June 8, 2004, a plan was approved to allow unitholders to elect the board of directors of the General Partner. Under the approved plan, the Partnership's former general partner, Cedar Fair Management Company, was removed and replaced, and the unitholders elected the members of a staggered board of directors of a new general partner, Cedar Fair Management, Inc. In addition, the partnership agreement was amended to reduce the General Partner's interest in the Partnership from 0.1% to 0.001%, and the new General Partner was granted the authority to implement a unitholders' rights plan, which would allow the board of directors to resist a change or potential change in control of the Partnership if they deem that it is not in the best interest of all unitholders. To this point, no such plan has been implemented by the General Partner. The equity interest of the former general partner was redeemed by the Partnership for $0.7 million in cash and 89,172 Cedar Fair, L.P. units valued at $2.7 million.

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

Reclassifications Certain prior year balances have been reclassified to conform with current year presentation.

Inventories The Partnership's inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $55.2 million in 2005, $50.1 million in 2004, and $44.3 million in 2003.

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

The weighted average useful lives combining both methods are approximately:

Land improvements	23 Years
Buildings	29 Years
Rides	19 Years
Equipment	11 Years

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

Goodwill Goodwill as of December 31, 2005 and 2004 totaled approximately $9.1 million. Effective January 1, 2002, the Partnership adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. Goodwill is reviewed annually for impairment. The Partnership completed this review during the fourth quarter in 2005 and determined that goodwill is not impaired.

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

Advertising Costs The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $35.4 million in 2005, $34.5 million in 2004 and $30.8 million in 2003. Amounts incurred through year-end for the following year's advertising programs are included in prepaid expenses.

Unit-Based Compensation Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Partnership selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Approximately $1.1 million, $4.5 million and $5.9 million in non-cash compensation expense was recognized in 2005, 2004 and 2003, respectively, which is the same amount that would have been recognized had the provisions of SFAS No. 123 been applied from its original effective date.

In December 2004, SFAS No. 123 was reissued as SFAS No. 123R, "Share-Based Payment," which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Partnership adopted SFAS No. 123R effective January 1, 2006. Because the vast majority of its outstanding unit options are fully vested, the Partnership believes that the adoption of this standard will not have a material effect on its financial statements.

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

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. The tax returns of the Partnership and its corporate subsidiaries have been examined through December 2003 and March 1999, respectively.

Earnings Per Unit For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2005	2004	2003
(In thousands except per unit amounts)
Basic weighted average units outstanding	53,659	51,968	50,615
Effect of dilutive units:
Unit options (Note 5)	1,123	1,163	719
Phantom units (Note 6)	168	184	-
Diluted weighted average units outstanding	54,950	53,315	51,334
Net income per unit - basic	$ 3.00	$ 1.51	$ 1.70
Net income per unit - diluted	$ 2.93	$ 1.47	$ 1.67

(3) Long- Term Debt:

Long-term debt at December 31, 2005 and 2004 consisted of the following:

(In thousands)	2005	2004

Revolving credit loans	$ 105,850	$ 75,400
Term debt:
August 1994 senior notes at 8.43% (due 2006)	10,000	20,000
January 1998 senior notes at 6.68% (due 2007-2011)	50,000	50,000
August 2001 senior notes at 6.40% (due 2006-2008)	30,000	40,000
February 2002 senior notes at 6.44% average rate (due 2007-2015)	100,000	100,000
December 2003 senior notes at 5.38% average rate (due 2009-2018)	100,000	100,000
April 2004 senior notes at 4.72% (due 2011-2015)	75,000	75,000
Fair value hedges on December 2003 senior notes	-	1,684
	470,850	462,084
Less current portion	20,000	20,000
	$ 450,850	$ 442,084

Revolving Credit Loans In December 2003, the Partnership entered into a new credit agreement with seven banks under which it has available a $180 million revolving credit facility through March 2007, plus an additional $30 million uncommitted bank credit facility. This credit facility was expanded to $230 million for part of 2004 in order to initially accommodate the acquisition of Geauga Lake. As of December 31, 2005, borrowings under the credit facility were $105.9 million at an effective rate of 5.1%. The maximum outstanding revolving credit balance during 2005 was $198.1 million under the credit facilities.

Borrowings under the agreement bear interest at LIBOR plus 0.875% per annum, with other rate options. The agreement also requires the Partnership to pay a commitment fee of 0.20% per annum on the unused portion of the credit facility. The Partnership, at its option, may make prepayments without penalty and reduce the loan commitments.

The Partnership's policy is to capitalize interest on major construction projects. Interest of $0.6 million, $1.2 million and $0.6 million was capitalized in 2005, 2004 and 2003, respectively.

Term Debt In April of 2004, the Partnership entered into a new note agreement for the issuance of $75 million in senior notes with maturities in 2011 - 2015 at an interest rate of 4.72%. The proceeds were used to repay revolving credit borrowings principally related to the acquisition of Geauga Lake.

At December 31, 2005, the scheduled annual maturities of term debt were as follows (in thousands):

2006	$ 20,000
2007	40,000
2008	20,000
2009	30,000
2010	30,000
Thereafter	225,000
$ 365,000

The fair value of the aggregate future repayments on term debt at December 31, 2005, as required by SFAS No.107, would be approximately $375.4 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The Partnership may make prepayments on any of these notes with defined premiums.

Covenants Under the terms of the debt agreements, the Partnership, among other restrictions, is required to maintain a specified level of partners' equity, and comply with certain cash flow and interest coverage ratios. The Partnership was in compliance with these covenants as of December 31, 2005.

(4) Derivative Financial Instruments:

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time.

In August 2005, the Partnership terminated several interest rate swap agreements, which were converting $100 million of fixed-rate term debt to variable rates. In return for terminating the swaps, the Partnership received $3.0 million in cash, which was recorded as deferred income in "Other Liabilities" on the balance sheet and is being amortized over the remaining life of the underlying long-term debt that the swaps were effectively hedging prior to termination.

Two of the Partnership's interest rate swap agreements, which were entered into in 2001, contained provisions that did not meet the definition of derivative instruments that can be designated as hedges under SFAS No. 133. Consequently, the Partnership recognized a $7.6 million charge in other expense in 2002 related to the change in fair value of these two swaps. In 2005, 2004 and 2003, the Partnership recorded non-cash credits of $0.4 million, $4.5 million and $2.7 million, respectively, for the change in fair value of the same swaps through their expiration in 2005.

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

Unit Options In August 2000, the Partnership's unitholders approved the establishment of an Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as an element of compensation to senior management and other key employees, including the grant of 2.3 million unit options, with a variable exercise price, in connection with the restructuring of the Partnership's general partner fee and executive compensation systems. As of December 31, 2005, there were 1.5 million units available for issuance under the plan. The Partnership had 1,399,580 variable-price options and 494,750 fixed-price options outstanding under the plan at the end of 2005. All options vest over a five-year period and have a maximum term of ten years. The variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2006, based on estimates of option exercises for that period.

The following table sets forth information about the fair value of unit option grants in 2003 using a binomial option-pricing model and the weighted-average assumptions used for such grants. There were no unit options granted in 2005 or 2004.

2003
Weighted-average fair value of options granted	$ 4.05
Risk free interest rate	4.5%
Expected distribution yield	6.2%
Expected volatility factor	19.4%
Expected life	10 years

A summary of unit option activity during 2003, 2004 and 2005 is presented below:

	Number of Units	Weighted Average Exercise Price
2003
Options outstanding at beginning of year	3,005,450	$17.28
Granted	55,000	28.45
Exercised	(255,250)	14.81
Forfeited	(8,300)	18.25
Options outstanding at end of year	2,796,900	$16.42
Options exercisable at end of year	1,417,270	$15.31
2004
Options outstanding at beginning of year	2,796,900	$16.42
Granted	-	-
Exercised	(283,570)	15.65
Forfeited	(72,780)	16.13
Options outstanding at end of year	2,440,550	$15.18
Options exercisable at end of year	1,706,570	$14.09
2005
Options outstanding at beginning of year	2,440,550	$15.18
Granted	-	-
Exercised	(511,070)	14.96
Forfeited	(35,150)	21.62
Options outstanding at end of year	1,894,330	$13.59
Options exercisable at end of year	1,724,530	$12.60

Cash received from unit option exercises totaled $866,000 in 2005, $86,000 in 2004, and $435,000 in 2003.

The following table summarizes information about unit options outstanding at December 31, 2005:

Options Outstanding					Vested Options
Type	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
Variable	$ 9.26 - $24.83	1,399,580	4.2 years	$10.41	1,386,780	$10.28
Fixed	$17.85 - $28.45	494,750	5.8 years	22.60	337,750	22.15
	$ 9.26 - $28.45	1,894,330	4.6 years	$13.59	1,724,530	$12.60

(6) Senior Management Long-Term Incentive Compensation Plan:

In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of "phantom units" are made based upon the Partnership's operating performance. The awards accrue additional "phantom units" on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding "phantom units" has been included in the diluted earnings per unit calculation beginning in 2004, as half of the awards are expected to be settled in limited partnership units. The aggregate market value of the "phantom units" vested and outstanding at year-end, which has been reflected on the balance sheet in "Other liabilities," was $5.5 million in 2005, $5.4 million in 2004 and $4.2 million in 2003.

(7) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $2,742,000 in 2005, $3,556,000 in 2004, and $3,298,000 in 2003. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1,246,000 in 2005, $754,000 in 2004, and $1,015,000 in 2003.

In addition, approximately 140 employees are covered by union-sponsored, multi-employer pension plans for which approximately $660,000, $654,000 and $645,000 were contributed for the years ended December 31, 2005, 2004, and 2003, respectively. The Partnership believes that, as of December 31, 2005, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.

(8) Income Taxes

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with new taxes levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. Reflected in the 2005 provision for taxes is the reversal of $62.6 million of contingent liabilities recorded from 1998 through 2004 related to PTP taxes. The accrual was established when the PTP taxes first came into effect, because the Partnership could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, management has a fair amount of evidence as to how the taxes are imposed, including the completion of examinations of the Partnership's tax filings. Based on this evidence, management determined that the accrual was no longer required and has reversed the $62.6 million of contingent liabilities back into income in 2005. The adjustment to the PTP tax accrual, which was offset somewhat by PTP taxes payable for the year and the impact of the tax attributes of the Partnership's corporate subsidiaries, resulted in a net credit for taxes of $49.3 million in 2005.

Under SFAS No. 109, "Accounting for Income Taxes," income taxes are recognized for the amount of taxes payable by the Partnership's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

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

The provision (benefit) for taxes for 2005 includes the following income tax components:

(In thousands)	2005

Income taxes:
Current federal	$ 5,967
Current state and local	1,475
Deferred federal, state and local	(3,071)
$ 4,371

The provision for income taxes for the Partnership's corporate subsidiaries was not material in 2004 or 2003.

The provision for income taxes for the Partnership's corporate subsidiaries differed from amounts computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income before taxes as follows:

(In thousands)	2005
Income tax expense based upon the federal statutory rate	$ 39,052
Partnership income not subject to income taxes	(34,776)
State and local taxes, net of federal income tax benefit	238
Tax credits	(201)
Nondeductible meals, entertainment and other expenses	58
$ 4,371

The significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004

Deferred tax assets:
Options and deferred compensation	$ 12,258	$ 10,026
Accrued expenses	2,017	2,119
Other, net	866	-
Gross deferred tax assets	15,141	12,145

Deferred tax liabilities:
Depreciation	6,546	6,543
Other, net	-	78
Gross deferred tax liabilities	6,546	6,621
Net deferred tax asset	$ 8,595	$ 5,524

The net current and non-current components of deferred taxes recognized as of December 31, 2005 and 2004 in the consolidated balance sheets are as follows:

(In thousands)	2005	2004

Net current deferred tax asset	$ 3,077	$ 743
Net non-current deferred tax asset	5,518	4,781
Net deferred tax asset	$ 8,595	$ 5,524

The net current deferred tax asset amounts are included in "Prepaids and other current assets" and the net non-current deferred tax asset amounts are included in "Intangibles and other assets" in the accompanying consolidated balance sheets.

(9) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership's financial statements.

(10) Acquisition:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's chief executive officer and chief financial officer, as of December 31, 2005. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of December 31, 2005, the Partnership's disclosure controls and procedures were effective in timely alerting them to information required to be included in the Partnership's periodic SEC filings.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Partnership's internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner's board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, the Partnership's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners of Cedar Fair, L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Cedar Fair, L.P. and subsidiaries (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 27, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in "Notes to Consolidated Financial Statements" on page 27 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be held on or about May 18, 2006 (the "Proxy Statement") under the captions "Election of Directors," "Board Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance."

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Executive Officers" in Item I of Part I and is incorporated herein by reference.

C. Code of Ethics:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Senior Financial Officers. A copy of the Code is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 10, 2005, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications created under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

Attention is directed to Note 5 in "Notes to Consolidated Financial Statements" for information regarding the Partnership's equity incentive plans.

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

10.12

Amendment No. 1 dated as of December 22, 2003 to the Private Shelf Agreement with The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

21	Subsidiaries of Cedar Fair, L.P.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED: March 10, 2006

/S/ Richard L. Kinzel
Richard L. Kinzel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	Chairman, President and Chief	March 10, 2006
	Richard L. Kinzel	Executive Officer, Director

/S/	Peter J. Crage	Corporate Vice President-Finance	March 10, 2006
	Peter J. Crage	(Chief Financial Officer)

/S/	Brian C. Witherow	Vice President and Corporate Controller	March 10, 2006
	Brian C. Witherow	(Chief Accounting Officer)

/S/	Darrel D. Anderson	Director	March 10, 2006
Darrel D. Anderson

/S/	Richard S. Ferreira	Director	March 10, 2006
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 10, 2006
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 10, 2006
David L. Paradeau

/S/	Steven H. Tishman	Director	March 10, 2006
Steven H. Tishman

/S/	Thomas A. Tracy	Director	March 10, 2006
Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2005

EXHIBIT INDEX

Exhibit Number	Description	Page

2

Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K filed on April 23, 2004.

*
3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A filed March 23, 2004.	*
4*	Form of Deposit Agreement.	*
10.1	Private Shelf Agreement with The Prudential Insurance Company of America dated August 24, 1994 for $50,000,000, 8.43% Senior Notes Due August 24, 2006.	45 - 88
10.2	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995. Incorporated herein by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.	*
10.3	Private Shelf Agreement with The Prudential Insurance Company of America dated January 28, 1998 for $50,000,000, 6.68% Series B Notes Due August 24, 2011.	89 - 134
10.4	Cedar Fair, L.P. 2000 Equity Incentive Plan. Incorporated herein by reference to Exhibit B to the Registrant's Proxy Statement dated July 26, 2000.	*
10.5	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan. Incorporated herein by reference to Exhibit C to the Registrant's Proxy Statement dated July 26, 2000.	*
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

		*
10.12

Amendment No. 1 dated as of December 22, 2003 to the Private Shelf Agreement with The Prudential Insurance Company of America. Incorporated herein by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

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

		*
21	Subsidiaries of Cedar Fair, L.P.	135
23.1	Consent of Independent Registered Public Accounting Firm	136
23.2	Consent of Independent Registered Public Accounting Firm	137
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	138
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	139
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	140