Form 10-Q
period 2006-03-26
CEDAR FAIR L P
filed 2006-05-04
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Yes X No .

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

May 1, 2006

53,908,514

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	3/26/06	12/31/05
ASSETS
Current Assets:
Cash	$ 4,533	$ 4,421
Receivables	3,550	7,259
Inventories	23,500	17,678
Prepaids and other current assets	11,464	11,252
	43,047	40,610
Property and Equipment:
Land	174,081	174,081
Land improvements	163,856	163,952
Buildings	308,959	308,748
Rides and equipment	711,125	714,862
Construction in progress	37,291	23,434
	1,395,312	1,385,077
Less accumulated depreciation	(416,810)	(417,821)
	978,502	967,256
Intangibles and other assets, net	16,337	16,928
	$ 1,037,886	$ 1,024,794

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 40,000	$ 20,000
Accounts payable	19,098	16,590
Distribution payable to partners	25,337	24,747
Deferred revenue	15,545	10,794
Accrued interest	4,187	6,698
Accrued taxes	11,395	21,395
Accrued salaries, wages and benefits	11,726	14,021
Self-insurance reserves	13,790	14,386
Other accrued liabilities	1,840	2,102
	142,918	130,733

Other Liabilities	7,656	8,977

Long-Term Debt:
Revolving credit loans	179,600	105,850
Term debt	325,000	345,000
	504,600	450,850
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	1	1
Limited partners, 53,908 and 53,797 units outstanding at
March 26, 2006 and December 31, 2005, respectively	377,421	428,943
	382,712	434,234
	$ 1,037,886	$ 1,024,794

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)
	Three months ended		Twelve months ended
	3/26/06	3/27/05	3/26/06	3/27/05

Net revenues:
Admissions	$ 8,519	$ 8,181	$ 292,746	$ 275,890
Food, merchandise and games	11,782	11,234	219,642	211,017
Accommodations and other	3,644	5,386	55,463	56,656
	23,945	24,801	567,851	543,563

Costs and expenses:
Cost of food, merchandise
and games revenues	3,624	3,516	57,714	56,757
Operating expenses	36,068	35,705	244,006	246,881
Selling, general and administrative	8,473	9,571	73,273	74,754
Depreciation and amortization	3,474	3,454	55,785	50,701
	51,639	52,246	430,778	429,093

Operating income (loss)	(27,694)	(27,445)	137,073	114,470
Interest expense	7,201	6,501	26,905	25,972
Other (income)	-	(459)	-	(4,059)

Income (loss) before taxes	(34,895)	(33,487)	110,168	92,557
Provision (credit) for taxes	(8,391)	(8,923)	(48,744)	18,271

Net income (loss)	(26,504)	(24,564)	158,912	74,286
Net income (loss) allocated to
general partner	-	-	2	(2)
Net income (loss) allocated to
limited partners	$ (26,504)	$ (24,564)	$ 158,910	$ 74,288

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,853	53,487	53,745	52,639
Net income (loss) per limited
partner unit	$ (0.49)	$ (0.46)	$ 2.96	$ 1.41

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,853	53,487	54,931	53,968
Net income (loss) per limited
partner unit	$ (0.49)	$ (0.46)	$ 2.89	$ 1.38

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 26, 2006

(In thousands, except per unit amounts)
	Limited
	Partner	Limited	General	Special	Total
	Units	Partners'	Partner's	L.P.	Partners'
	Outstanding	Equity	Equity	Interests	Equity

Balance at December 31, 2005	53,797	$ 428,943	$ 1	$ 5,290	$ 434,234

Net (loss)	-	(26,504)	-	-	(26,504)

Partnership distribution declared
($0.47 per limited partnership unit)	-	(25,337)	-	-	(25,337)

Expense recognized for limited
partnership unit options	-	12	-	-	12

Limited partnership unit options
exercised	97	296	-	-	296

Tax effect of units involved in option
exercises and treasury unit transactions	-	(400)	-	-	(400)

Issuance of limited partner units
as compensation	14	411	-	-	411

Balance at March 26, 2006	53,908	$ 377,421	$ 1	$ 5,290	$ 382,712

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Twelve months ended
	3/26/06	3/27/05	3/26/06	3/27/05

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ (26,504)	$ (24,564)	$ 158,912	$ 74,286
Adjustments to reconcile net income (loss) to net
cash from (for) operating activities:
Depreciation and amortization	3,474	3,454	55,785	50,701
Non-cash unit option expense	12	955	170	4,116
Other non-cash (income) expense	79	(459)	13	(4,059)
Change in assets and liabilities, net of effects from
acquisition:
(Increase) in inventories	(5,822)	(4,489)	(1,379)	(3,339)
(Increase) decrease in current and other assets	4,080	(9,835)	1,464	(517)
Increase (decrease) in accounts payable	4,100	5,547	4,339	(1,069)
Increase (decrease) in accrued taxes	(10,400)	1,732	(62,038)	13,678
Increase (decrease) in self-insurance reserves	(596)	(1,031)	563	2,555
Increase (decrease) in deferred revenue and
other current liabilities	94	(3,652)	2,804	(1,876)
Increase (decrease) in other liabilities	(1,273)	(1,216)	536	3,633
Net cash from (for) operating activities	(32,756)	(33,558)	161,169	138,109

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Acquisition of Geauga Lake assets	-	-	-	(144,269)
Capital expenditures	(16,431)	(17,116)	(74,789)	(77,026)
Net cash (for) investing activities	(16,431)	(17,116)	(74,789)	(221,295)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net proceeds from public offering of limited
partnership units	-	-	-	73,268
Net borrowings (payments) on revolving credit loans	73,750	75,950	28,250	50,800
Term debt borrowings	-	-	-	75,000
Term debt payments	-	-	(20,000)	(20,000)
Distributions paid to partners	(24,747)	(24,066)	(98,803)	(93,898)
Termination of interest rate swap agreeements	-	-	2,981	-
Exercise of limited partnership unit options	296	37	1,125	106
Cash paid in repurchase of 0.1% general partner interest	-	-	-	(708)
Net cash from (for) financing activities	49,299	51,921	(86,447)	84,568

CASH
Net increase (decrease) for the period	112	1,247	(67)	1,382
Balance, beginning of period	4,421	3,353	4,600	3,218
Balance, end of period	$ 4,533	$ 4,600	$ 4,533	$ 4,600

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 9,712	$ 10,075	$ 26,001	$ 25,054
Interest capitalized	293	200	695	1,277
Cash payments for income taxes	453	18	9,187	8,846

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 26, 2006 AND MARCH 27, 2005

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 26, 2006 and March 27, 2005 to accompany the quarterly results. Because amounts for the twelve months ended March 26, 2006 include actual 2005 peak season operating results, they may not be indicative of 2006 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership's unaudited condensed consolidated financial statements for the periods ended March 26, 2006 and March 27, 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, which were included in the Form 10-K filed on March 14, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

The Partnership has been recording expense for equity-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," since January 1, 2003. Effective January 1, 2006, the Partnership adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Partnership's consolidated financial statements. Non-cash unit option expense, previously reported as a separate item in the statements of operations, has been reclassified to selling, general and administrative expenses.

Certain prior year balances have been reclassified to conform to current year presentation.

(2) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair near Minneapolis/St. Paul, Minnesota; Worlds of Fun in Kansas City, Missouri; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates separate-gated outdoor water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130 to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Both Castaway Bay and Knott's Berry Farm are open year-round, but Knott's operates at its lowest level of attendance during the first quarter of the year.

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

(4) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Twelve months ended
	03/26/06	03/27/05	03/26/06	03/27/05
(In thousands except per unit amounts)

Basic weighted average units outstanding	53,853	53,487	53,745	52,639
Effect of dilutive units:
Unit options	-	-	1,022	1,169
Phantom units	-	-	164	160

Diluted weighted average units outstanding	53,853	53,487	54,931	53,968

Net income (loss) per unit - basic	$ (0.49)	$ (0.46)	$ 2.96	$ 1.41

Net income (loss) per unit - diluted	$ (0.49)	$ (0.46)	$ 2.89	$ 1.38

The effect of unit options and phantom units on the three months ended March 26, 2006 and March 27, 2005, had they not been antidilutive, would have been 1.0 million and 1.4 million units, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

This management's discussion and analysis is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions during the normal course of business that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2005, as included in the Form 10-K filed on March 14, 2006, for a complete discussion of our significant accounting policies).

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

Results of Operations:

First Quarter -

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our six seasonal amusement parks and five outdoor water parks, as well as daily operations at Knott's Berry Farm and Castaway Bay, which are open year-round. Net revenues for the first quarter of 2006 decreased 4% to $23.9 million from $24.8 million in the same period a year ago, due primarily to a decrease in revenues at our indoor water park resort, Castaway Bay, in Sanduksy, Ohio. This decrease was the result of lower occupancy and average daily room rates at the resort in 2006, which were anticipated in light of increased competition in the Sandusky area and following a very successful inaugural year in 2005. In addition, the first quarter results for 2005 benefited from the earlier timing of the Easter and spring-break seasons compared to the current year, which should benefit the second quarter. The decrease in revenues at Castaway Bay were somewhat offset by improved operating results at Knott's Berry Farm, which benefited from favorable weather comparisons to the first quarter of 2005 when Southern California experienced record rainfall.

Excluding depreciation and other non-cash charges, total operating costs and expenses for the quarter increased slightly to $48.2 million from $47.8 million in 2005. After depreciation and a small non-cash charge for unit options, operating costs and expenses decreased 1% to $51.6 million from $52.2 million in 2005.

Interest expense for the first quarter increased $700,000, or 11%, due in large part to higher short-term rates. In addition, the unamortized loan fees from our previous revolving credit agreement, which was replaced with a new facility in the period, were charged to interest expense.

Included in the 2005 first quarter net income is a non-cash credit of $459,000 to account for the change in fair value of two interest rate swap agreements that expired in that quarter. As such, there is no similar non-cash credit in the current period.

After non-cash credits, interest expense and credit for taxes, our net loss for the period was $26.5 million, or $0.49 per diluted limited partner unit, compared to a net loss of $24.6 million, or $0.46 per unit, a year ago.

Twelve Months Ended March 26, 2006 -

For the twelve months ended March 26, 2006, which included actual 2005 peak season operating results, net revenues increased 5% to $567.9 million from $543.6 million for the twelve months ended March 27, 2005, which included actual 2004 peak season operating results. Over this same period, operating costs and expenses, before depreciation and other non-cash charges, increased only slightly to $374.8 million from $374.3 million. After depreciation and a non-cash charge for unit options, operating income for the twelve month period was $137.1 million compared to $114.5 million over the same period in 2005.

For the twelve-month period ended March 27, 2005, we recognized a non-cash credit of $4.1 million for the change in fair value of the two interest rate swap agreements that expired in the first quarter of 2005. As such, there is no similar non-cash credit in the current twelve-month period. After non-cash credits, interest expense and provision for taxes, net income increased to $158.9 million, or $2.89 per diluted limited partner unit, from $74.3 million, or $1.38 per unit, in the prior period. The increase in net income for the twelve-month period is primarily attributable to the reversal in the third quarter of 2005 of $62.6 million of contingent liabilities recorded in prior years related to publicly traded partnership (PTP) taxes. Excluding the impact of reversing the PTP tax accrual and assuming a comparable accrual throughout the twelve-month period to the same period a year ago, net income for the twelve months ended March 26, 2006 would have been $88.8 million, or $1.61 per unit, compared to $74.3 million, or $1.38 per unit, a year ago.

Liquidity and Capital Resources:

We ended the first quarter of 2006 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 3.3 at March 26, 2006 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

On March 14, 2006, we entered into a new revolving credit agreement with KeyBank National Association and seven other banks as lenders under which we have available a maximum commitment of $250 million through March 2011. This credit facility may be expanded to an increased maximum commitment of $350 million at our option, subject to bank consent. Borrowings under this agreement bear interest at LIBOR plus 75 basis points per annum, with other rate options. Borrowings under the revolving credit facility totaled $179.6 million as of March 26, 2006.

At the end of the quarter, we had $365 million of fixed-rate term debt, with staggered maturities ranging from 2006 to 2018, of which, $40 million is scheduled to mature within the next twelve months.

In August of 2005, we terminated several interest rate swap agreements, which were converting $100 million of fixed-rate term debt to variable rates. In return for terminating the swaps, we received $3.0 million in cash, which has been reflected as deferred income in "Other Liabilities" on the balance sheet and is being amortized over the remaining life of the underlying long-term debt that the swaps were effectively hedging prior to termination.

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21D of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Partnership's Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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

At March 26, 2006, $365 million of our outstanding long-term debt represented fixed-rate debt and $179.6 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.3 million as of March 26, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 26, 2006, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting -

No significant changes were made during the first quarter of 2006 that have materially affected the Partnership's internal control over financial reporting.

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

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: May 4, 2006	/s/ Peter J. Crage
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