Form 10-Q
period 2006-06-25
CEDAR FAIR L P
filed 2006-08-04
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

Yes [ X ] No [ ].

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

Yes [ ] No [ X ]

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

July 1, 2006

53,922,190

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

Part I - Financial Information

Item 1.	Financial Statements	3-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1A.	Risk Factors	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits	14

Signatures		15

Index to Exhibits		16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	6/25/06	12/31/05
ASSETS
Current Assets:
Cash	$ 18,751	$ 4,421
Receivables	16,339	7,259
Inventories	30,138	17,678
Prepaids and other current assets	10,159	11,252
	75,387	40,610
Property and Equipment:
Land	174,081	174,081
Land improvements	169,868	163,952
Buildings	313,549	308,748
Rides and equipment	751,533	714,862
Construction in progress	6,586	23,434
	1,415,617	1,385,077
Less accumulated depreciation	(434,978)	(417,821)
	980,639	967,256
Intangibles and other assets, net	16,223	16,928
	$ 1,072,249	$ 1,024,794

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 40,000	$ 20,000
Accounts payable	29,833	16,590
Distribution payable to partners	25,343	24,747
Deferred revenue	26,136	10,794
Accrued interest	6,917	6,698
Accrued taxes	10,680	21,395
Accrued salaries, wages and benefits	14,178	14,021
Self-insurance reserves	13,464	14,386
Other accrued liabilities	7,747	2,102
	174,298	130,733

Other Liabilities	7,743	8,977

Long-Term Debt:
Revolving credit loans	196,600	105,850
Term debt	325,000	345,000
	521,600	450,850
Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	1	1
Limited partners, 53,920 and 53,797 units outstanding at
June 25, 2006 and December 31, 2005, respectively	363,317	428,943
	368,608	434,234
	$ 1,072,249	$ 1,024,794

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)
	Three months ended		Six months ended		Twelve months ended
	6/25/06	6/26/05	6/25/06	6/26/05	6/25/06	6/26/05

Net revenues:
Admissions	$ 71,434	$ 73,964	$ 79,953	$ 82,145	$290,216	$278,703
Food, merchandise and games	59,588	60,444	71,370	71,678	218,786	211,432
Accommodations and other	14,407	14,444	18,051	19,830	55,426	57,279
	145,429	148,852	169,374	173,653	564,428	547,414

Costs and expenses:
Cost of food, merchandise
and games revenues	16,001	16,047	19,625	19,563	57,668	57,027
Operating expenses	71,146	71,576	107,214	107,281	243,576	248,992
Selling, general and administrative	20,192	21,382	28,665	30,953	72,083	75,375
Depreciation and amortization	18,218	17,486	21,692	20,940	56,517	52,083
	125,557	126,491	177,196	178,737	429,844	433,477

Operating income (loss)	19,872	22,361	(7,822)	(5,084)	134,584	113,937
Interest expense	8,040	6,848	15,241	13,349	28,097	26,458
Other (income)	-	-	-	(459)	-	(2,465)

Income (loss) before taxes	11,832	15,513	(23,063)	(17,974)	106,487	89,944
Provision (credit) for taxes	772	3,243	(7,619)	(5,680)	(51,215)	18,257

Net income (loss)	11,060	12,270	(15,444)	(12,294)	157,702	71,687
Net income allocated to
general partner	-	-	-	-	2	1
Net income (loss) allocated to
limited partners	$ 11,060	$ 12,270	$ (15,444)	$ (12,294)	$157,700	$ 71,686

Basic earnings per limited partner unit:
Weighted average limited partner
units outstanding	53,912	53,619	53,884	53,555	53,818	53,341
Net income (loss) per limited
partner unit	$ 0.21	$ 0.23	$ (0.29)	$ (0.23)	$ 2.93	$ 1.34

Diluted earnings per limited partner unit:
Weighted average limited partner
units outstanding	54,963	54,917	53,884	53,555	54,937	54,668
Net income (loss) per limited
partner unit	$ 0.20	$ 0.22	$ (0.29)	$ (0.23)	$ 2.87	$ 1.31

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 25, 2006

(In thousands, except per unit amounts)

	Limited
	Partner	Limited	General	Special	Total
	Units	Partners'	Partner's	L.P.	Partners'
	Outstanding	Equity	Equity	Interests	Equity

Balance at December 31, 2005	53,797	$ 428,943	$ 1	$ 5,290	$ 434,234

Net (loss)	-	(26,504)	-	-	(26,504)

Partnership distribution declared
($0.47 per limited partnership unit)	-	(25,337)	-	-	(25,337)

Expense recognized for limited
partnership unit options	-	12	-	-	12

Limited partnership unit options
exercised	97	296	-	-	296

Tax effect of units involved in option
exercises and treasury unit transactions	-	(400)	-	-	(400)

Issuance of limited partner units
as compensation	14	411	-	-	411

Balance at March 26, 2006	53,908	377,421	1	5,290	382,712

Net income	-	11,060	-	-	11,060

Partnership distribution declared
($0.47 per limited partnership unit)	-	(25,343)	-	-	(25,343)

Expense recognized for limited
partnership unit options	-	22	-	-	22

Limited partnership unit options
exercised	12	211	-	-	211

Tax effect of units involved in option
exercises and treasury unit transactions	-	(54)	-	-	(54)

Balance at June 25, 2006	53,920	$ 363,317	$ 1	$ 5,290	$ 368,608

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three months ended		Six months ended		Twelve months ended
	6/25/06	6/26/05	6/25/06	6/26/05	6/25/06	6/26/05

CASH FLOWS FROM (FOR) OPERATING
ACTIVITIES
Net income (loss)	$ 11,060	$ 12,270	$(15,444)	$(12,294)	$157,702	$ 71,687
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	18,218	17,486	21,692	20,940	56,517	52,083
Non-cash unit option expense	22	64	34	1,019	128	3,197
Other non-cash (income) expense	(52)	-	27	(459)	(39)	(2,465)
Change in assets and liabilities:
(Increase) in inventories	(6,638)	(6,577)	(12,460)	(11,066)	(1,440)	(1,595)
(Increase) decrease in current and other assets	(11,380)	(16,064)	(7,300)	(25,899)	6,148	(1,110)
Increase (decrease) in accounts payable	11,771	15,330	15,871	20,877	780	(124)
Increase (decrease) in accrued taxes	(8,425)	4,727	(11,169)	6,459	(67,533)	14,580
Increase (decrease) in self-insurance reserves	(326)	654	(922)	(377)	(417)	2,654
Increase in deferred revenue and other
current liabilities	21,680	22,359	21,774	18,707	2,125	2,145
Increase (decrease) in other liabilities	7,795	734	(1,134)	(482)	(59)	3,336
Net cash from operating activities	43,725	50,983	10,969	17,425	153,912	144,388

CASH FLOWS FROM (FOR) INVESTING
ACTIVITIES
Capital expenditures	(21,381)	(28,769)	(37,812)	(45,885)	(67,401)	(85,955)
Net cash (for) investing activities	(21,381)	(28,769)	(37,812)	(45,885)	(67,401)	(85,955)

CASH FLOWS FROM (FOR) FINANCING
ACTIVITIES
Net proceeds from public offering of limited
partnership units	-	-	-	-	-	73,268
Net borrowings (payments) on revolving
credit loans	17,000	16,650	90,750	92,600	28,600	(12,000)
Term debt payments	-	-	-	-	(20,000)	(20,000)
Distributions paid to partners	(25,337)	(24,630)	(50,084)	(48,696)	(99,511)	(95,684)
Termination of interest rate swap agreeements	-	-	-	-	2,981	-
Exercise of limited partnership unit options	211	-	507	37	1,336	40
Cash paid in repurchase of 0.1% general
partner interest	-	-	-	-	-	(708)
Net cash from (for) financing activities	(8,126)	(7,980)	41,173	43,941	(86,594)	(55,084)

CASH
Net increase (decrease) for the period	14,218	14,234	14,330	15,481	(83)	3,349
Balance, beginning of period	4,533	4,600	4,421	3,353	18,834	15,485
Balance, end of period	$ 18,751	$ 18,834	$ 18,751	$ 18,834	$ 18,751	$ 18,834

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$ 5,310	$ 3,178	$ 15,022	$ 13,253	$ 28,133	$ 25,363
Interest capitalized	307	154	600	354	848	1,286
Cash payments for income taxes	1,525	1,068	1,978	1,086	9,644	8,729

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 25, 2006 AND JUNE 26, 2005

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership's amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended June 25, 2006 and June 26, 2005 to accompany the quarterly results. Because amounts for the twelve months ended June 25, 2006 include actual 2005 peak season operating results, they may not be indicative of 2006 full calendar year operations.

(1) Subsequent Event:

On June 30, 2006 (subsequent to the end of the second quarter), the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks Inc. from a subsidiary of CBS Corporation. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada's Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership funded the aggregate purchase price of $1,243 million, (subject to certain post closing adjustments) with a term loan and portions of a revolving loan provided under a new $1,895 million bridge credit agreement it entered into with several banks. The Partnership entered into the bridge agreement, which is available through August 31, 2006, as a form of temporary financing to complete the acquisition and provide an interim source of working capital liquidity, and with the intention of entering into longer-term financing arrangements on or before August 31, 2006. In order ensure an appropriate balance of fixed and variable-rate debt in its long-term financing, the Partnership has fixed the interest rate on $1,000 million of debt through the use of several interest rate swap agreements. These interest rate swaps are forward-starting swaps that are scheduled to begin on October 1, 2006. As part of entering into the new bridge agreement, the Partnership terminated its existing $250 million revolving credit agreement and all outstanding term debt as of June 30, 2006. The cost of early extinguishment of the Partnership's debt was approximately $4.7 million.

(2) Significant Accounting and Reporting Policies:

The Partnership's unaudited condensed consolidated financial statements for the periods ended June 25, 2006 and June 26, 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, which were included in the Form 10-K filed on March 14, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3) Interim Reporting:

The Partnership owns and operates seven amusement parks: Cedar Point in Sandusky, Ohio; Knott's Berry Farm located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair near Minneapolis/St. Paul, Minnesota; Worlds of Fun in Kansas City, Missouri; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; and Michigan's Adventure near Muskegon, Michigan. The Partnership also owns and operates separate-gated outdoor water parks near San Diego and in Palm Springs, California, and adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. Virtually all of the Partnership's revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130 to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Both Castaway Bay and Knott's Berry Farm are open year-round, but Knott's operates at its highest level of attendance during the third quarter of the year.

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

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Six months ended		Twelve months ended
	06/25/06	06/26/05	06/25/06	06/26/05	06/25/06	06/26/05
	(In thousands except per unit amounts)

Basic weighted average units outstanding
outstanding	53,912	53,619	53,884	53,555	53,818	53,341
Effect of dilutive units:
Unit options	908	1,158	-	-	960	1,166
Phantom units	143	140	-	-	159	161

Diluted weighted average units
outstanding	54,963	54,917	53,884	53,555	54,937	54,668

Net income (loss) per unit - basic	$ 0.24	$ 0.23	$ (0.26)	$ (0.23)	$ 2.96	$ 1.34

Net income (loss) per unit - diluted	$ 0.23	$ 0.22	$ (0.26)	$ (0.23)	$ 2.90	$ 1.31

The effect of unit options and phantom units on the six months ended June 25, 2006 and June 26, 2005, had they not been antidilutive, would have been 1.0 million and 1.5 million units, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview :

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

Critical Accounting Policies:

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

Results of Operations:

Second Quarter -

Operating results for the second quarter ended June 25, 2006, reflect a total of two less operating days than the same period a year ago. For the quarter, consolidated net revenues decreased 2%, or $3.5 million, to $145.4 million from $148.9 million in 2005, on a 3% decrease, or 93,000 visits, in combined attendance, a 4% increase, or $1.0 million, in out-of-park revenues and average in-park per capita spending that remained unchanged from 2005. The lower second quarter attendance was largely attributable to shortfalls at several of our northern parks, including Cedar Point, Dorney Park and Geauga Lake, where heavy rains impacted operations in late June. In addition, economic pressures in the Ohio and Michigan areas continue to adversely affect attendance and revenues. Our attendance shortfalls were slightly offset by improved operating results at Worlds of Fun, which benefited from three additional operating days in the second quarter and the successful debut of its new inverted roller coaster, Patriot. An increase in out-of-park revenues at Knott's Berry Farm, which includes results from the Knott's Berry Farm Hotel and an adjacent TGI Friday's, also contributed nicely.

Excluding depreciation and other non-cash charges, total cash operating costs and expenses for the quarter decreased 2%, or $1.6 million, to $107.3 million from $108.9 million in 2005, due in large part to the later timing of advertising programs at Knott's Berry Farm, as well as fewer operating days in the period. After depreciation and other non-cash charges, operating income for the quarter decreased to $19.9 million from $22.4 million a year ago.

Interest expense for the quarter increased approximately $1.2 million to $8.0 million, due in large part to higher short-term rates. After interest expense and a small tax provision, net income for the period was $11.1 million, or $0.20 per diluted limited partner unit, compared to net income of $12.3 million, or $0.22 per unit, a year ago. Reflected in the 2005 second quarter provision for taxes is a contingent liability related to publicly traded partnership (PTP) taxes that was reversed during the third quarter of 2005. The accrual was established when the PTP taxes first came into effect, because we could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, we have a fair amount of evidence as to how the taxes are imposed, including the completion of examinations of our tax filings. Based on this evidence, during the third quarter of 2005, we reversed the contingent liability back into income. Computing a 2005 second-quarter accrual consistent with the current accounting treatment, net income for that period would have been $15.1 million, or $0.28 per diluted limited partner unit.

Six Months Ended June 25, 2006 -

Operating results for the six months ended June 25, 2006, reflect a total of three less operating days than the six months ended June 26, 2005. During the first half of 2006, heavy rainfall in late June in the Midwest, as well as increased competition in the Sandusky area for indoor water parks, negatively impacted our results. For the six months ended June 25, 2006, net revenues decreased 3% to $169.4 million from $173.7 million for the six-month period ended June 26, 2005, on a 2%, or 82,000 visits, decrease in combined attendance, a 1%, or $230,000, increase in out-of-park revenues and average in-park per capita spending that remained unchanged.

Through the first six months of the year, operating costs and expenses, before depreciation and other non-cash charges decreased 1%, or $1.3 million, to $155.5 million, due in part to the later timing of the advertising program at Knott's Berry Farm, as well as fewer operating days in the period. After depreciation and a small non-cash charge for unit options, operating loss increased to $7.8 million from $5.1 million a year ago.

Interest expense for the first six months of the year increased to $15.2 million from $13.3 million in 2005, due to higher short-term rates. In addition, the unamortized loan fees from our previous revolving credit agreement, which was replaced with a new facility in the first quarter of 2006, were charged to interest expense.

Included in the 2005 second quarter net income is a non-cash credit of $459,000 to account for the change in fair value of two interest rate swap agreements that expired during the first quarter of 2005. As such, there is no similar non-cash credit in the current period. After non-cash credits, interest expense and credit for taxes, the net loss for the first six months of the year was $15.4 million, or $0.29 per diluted limited partner unit, compared to a net loss of $12.3 million, or $0.23 per unit a year ago. Assuming a comparable 2005 six-month PTP tax accrual to 2006, net loss for the six months ended June 26, 2005 would have been $9.0 million, or $0.17 per diluted limited partner unit.

Twelve Months Ended June 25, 2006 -

For the twelve months ended June 25, 2006, which included actual 2005 peak season operating results, net revenues increased 3% to $564.4 million from $547.4 million for the twelve months ended June 26, 2005, which included actual 2004 peak season operating results. Over this same period, operating costs and expenses, before depreciation and other non-cash charges, decreased 1% to $373.2 million from $378.2 million. After depreciation and a non-cash charge for unit options, operating income for the twelve month period increased $20.7 million to $134.6 million from $113.9 million over the same period in 2005. This increase was due to the strong performance of our fall promotions, particularly at Knott's Berry Farm, in the fourth quarter of 2005, which is included in the twelve months ended June 25, 2006, compared to the fourth quarter of 2004.

For the twelve-month period ended June 26, 2005, we recognized a non-cash credit of $2.5 million for the change in fair value of the two interest rate swap agreements that expired in the first quarter of 2005. As such, there is no similar non-cash credit in the current twelve-month period. After non-cash credits, interest expense and provision for taxes, net income increased to $157.7 million, or $2.87 per diluted limited partner unit, from $71.7 million, or $1.31 per unit, in the prior period. In addition to the improved operating results, the increase in net income for the current twelve-month period is partly attributable to the reversal in the third quarter of 2005 of $62.6 million of contingent liabilities recorded in prior years related to PTP taxes, as well as higher provisions for PTP taxes of $10.2 million recorded during the twelve-month period ended June 26, 2005.

July 2006 -

Excluding the acquisition of Paramount Parks, combined attendance through the first seven months of the year was down 2%, or 140,000 visits, from 2005. Over the same period, average in-park guest per capita spending was down less than 1% and out-of-park revenues were up $250,000. Soft attendance figures during the early part of the season at several of our northern parks produced the 2% attendance shortfall; while the increase in out-of-park revenues was generated by improved results at Knott's Berry Farm's hotel and adjacent TGI Friday's, offset by soft first-quarter operating results at Castaway Bay. Through the end of July, combined revenues decreased 2%, or $6.7 million, to $322.3 million in 2006 from $329.0 million through the first seven months of 2005, on a same-park basis.

Including results from the Paramount Parks since their acquisition, combined revenues through the end of July totaled $428.2 million. Over this same period, combined attendance totaled 9.7 million visits, average in-park guest per capita spending was $38.22, and out-of-park revenues totaled $56.7 million.

Adjusted EBITDA -

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and all other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the second quarter adjusted EBITDA decreased $1.8 million to $38.1 million due primarily to attendance shortfalls at several of our parks. For the six-month period, adjusted EBITDA decreased $3.0 to $13.9 million due to soft operating results at Castaway Bay during the first quarter and attendance shortfalls at several parks in the second quarter.

Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three and six-month periods ended June 25, 2006 and June 26, 2005.

	Three months ended		Six months ended
	6/25/2006	6/26/2005	6/25/2006	6/26/2005
	(In thousands)

Adjusted EBITDA	$ 38,112	$ 39,911	$ 13,904	$ 16,875
Depreciation and amortization	18,218	17,486	21,692	20,940
Non-cash unit option expense	22	64	34	1,019
Operating income	19,872	22,361	(7,822)	(5,084)
Interest expense	8,040	6,848	15,241	13,349
Other (income)	-	-	-	(459)
Provision (credit) for taxes	772	3,243	(7,619)	(5,680)
Net income (loss)	$ 11,060	$ 12,270	$ (15,444)	$ (12,294)

Liquidity and Capital Resources:

We ended the second quarter of 2006 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 2.3 at June 25, 2006 is the result of our highly seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $365 million of fixed-rate term debt, with staggered maturities ranging from 2007 to 2018, as well as a $250 million revolving credit facility. Borrowings under the revolving credit facility totaled $196.6 million as of June 25, 2006.

On June 30, 2006, in connection with our acquisition of the five Paramount Parks previously owned by CBS Corporation (see Note 1 on page 7 of this quarterly report), we terminated our existing term debt and revolving credit agreements and entered into a new $1,895 million bridge credit agreement. The credit facilities provided under the bridge agreement consist of a term loan in the amount of $1,745 million and commitments to make revolving loans of up to $150 million. We entered into this bridge agreement as a form of temporary financing to complete the acquisition and provide an interim source of working capital liquidity. The term of the bridge agreement expires August 31, 2006, and we intend to enter into a permanent financing arrangement to provide longer-term financing prior to the termination of the bridge agreement.

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers' leisure time and spending, adverse weather conditions, risks concerning the acquisition of the Paramount Parks, unanticipated construction delays, and other factors could affect attendance and in-park guest per capita spending at our parks and cause actual results to differ materially from the Partnership's expectations. The risks and uncertainties concerning the acquisition of the Paramount Parks include, but are not limited to the ability of the Partnership to combine the operations and take advantage of growth, savings and synergy opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from fluctuations in interest rates and, from time to time, currency exchange rates. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

At June 25, 2006, $365 million of our outstanding long-term debt represented fixed-rate debt and $196.6 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $1.3 million as of June 25, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 25, 2006, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership's internal controls over financial reporting in connection with its 2006 second quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS -

With the exception of the new items listed below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following list includes only new risk factors or risk factors that have been modified or have materially changed since year-end.

If the acquisition of the Paramount Parks does not generate the results we anticipate, then the debt we put in place to finance the acquisition could limit our earnings and cash available for distributions.

Our ability to service our debt and maintain our distributions depends in part upon achieving anticipated results from the acquisition of the Paramount Parks. If the acquisition of the Paramount Parks does not generate the anticipated savings from integration, or the acquired parks do not generate the anticipated cash flows from operations, then the debt we put in place to finance the acquisition could limit our earnings and cash available for distribution.

If we are unable to extend or replace on favorable terms the bridge financing that we incurred for the acquisition of the Paramount Parks, then our debt service costs and profitability could be adversely affected.

On June 30, 2006, we entered into a new $1,895 million bridge credit agreement as a form of temporary financing to complete the acquisition of the Paramount Parks and provide an interim source of working capital. We are currently negotiating permanent financing with an institutional lender to replace the bridge financing prior to August 31, 2006, the end of the term of the bridge credit agreement. We cannot guarantee that we will be able to extend or replace on favorable terms the bridge financing prior to August 31, 2006, which could adversely affect our debt service costs and our profitability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

The annual meeting of the limited partners of Cedar Fair, L.P. was held on May 18, 2006 to consider and vote upon the election of two Directors of the general partner for a three-year term expiring in 2009. The following individuals were re-elected to the Board of Directors of the general partner, with votes as indicated opposite each director's name:

Nominee	For	Withheld

Michael D. Kwiatkowski	47,395,053	1,378,302
Steven H. Tishman	47,965,502	807,853

ITEM 6. EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

By Cedar Fair Management, Inc.

General Partner

Date: August 4, 2006	/s/ Peter J. Crage
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