Form 10-Q/A
period 2006-06-25
CEDAR FAIR L P
filed 2006-08-04
CIK 811532

FORM 10 - Q/A

Amendment No. 1

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

Yes [ ] No [ X ]

Title of Class

Units Representing

Limited Partner Interests

Units Outstanding As Of

July 1, 2006

53,922,190

QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended June 25, 2006

EXPLANATORY NOTE

This Form 10-Q/A (the "10-Q/A") is being filed by Cedar Fair, L.P. to correct the Net income (loss) per unit - basic and Net income (loss) per unit - diluted amounts for the three, six and twelve months ended June 25, 2006 in Note 5 of this Quarterly Report on Form 10-Q for the period ended June 25, 2006. Except as described above, no other changes have been made to the Form 10-Q originally filed with the Securities and Exchange Commission on August 4, 2006.

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

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:
	Three months ended		Six months ended		Twelve months ended
	06/25/06	06/26/05	06/25/06	06/26/05	06/25/06	06/26/05
	(In thousands except per unit amounts)

Basic weighted average units outstanding
outstanding	53,912	53,619	53,884	53,555	53,818	53,341
Effect of dilutive units:
Unit options	908	1,158	-	-	960	1,166
Phantom units	143	140	-	-	159	161

Diluted weighted average units
outstanding	54,963	54,917	53,884	53,555	54,937	54,668

Net income (loss) per unit - basic	$ 0.21	$ 0.23	$ (0.29)	$ (0.23)	$ 2.93	$ 1.34

Net income (loss) per unit - diluted	$ 0.20	$ 0.22	$ (0.29)	$ (0.23)	$ 2.87	$ 1.31

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