Form 10-Q
period 2006-09-24
CEDAR FAIR L P
filed 2006-11-03
CIK 811532

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-9444
CEDAR FAIR, L.P.
(Exact name of Registrant as specified in its charter)

DELAWARE	34-1560655

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Cedar Point Drive, Sandusky, Ohio 44870-5259
(Address of principal executive offices)
(zip code)
(419) 626-0830
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

Title of Class Units Representing Limited Partner Interests	Units Outstanding As Of October 1, 2006 54,066,459

CEDAR FAIR, L.P.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/24/06	12/31/05
ASSETS
Current Assets:
Cash and cash equivalents	$87,848	$4,421
Receivables	59,515	7,259
Inventories	31,488	17,678
Prepaids and other current assets	22,480	11,252

	201,331	40,610

Property and Equipment:
Land	330,254	174,081
Land improvements	316,617	163,952
Buildings	582,010	308,748
Rides and equipment	1,243,364	714,862
Construction in progress	17,698	23,434

	2,489,943	1,385,077
Less accumulated depreciation	(487,260)	(417,821)

	2,002,683	967,256

Goodwill	332,478	9,061
Other intangibles, net	66,304	2,349
Other assets	38,032	5,518

	$2,640,828	$1,024,794

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$20,000
Accounts payable	49,360	16,590
Distribution payable to partners	—	24,747
Deferred revenue	23,068	10,794
Accrued interest	10,146	6,698
Accrued taxes	71,488	21,395
Accrued salaries, wages and benefits	31,843	14,021
Self-insurance reserves	20,654	14,386
Other accrued liabilities	28,768	2,102

	252,777	130,733

Deferred Tax Liability	154,789	—

Other Liabilities	35,636	8,977

Long-Term Debt:
Revolving credit loans	—	105,850
Term debt	1,727,550	345,000

	1,727,550	450,850

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	2	1
Limited partners, 54,066 and 53,797 units outstanding at September 24, 2006 and December 31, 2005, respectively	496,006	428,943
Accumulated Other Comprehensive Loss	(31,222)	—

	470,076	434,234

	$2,640,828	$1,024,794

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/24/06	9/25/05	9/24/06	9/25/05	9/24/06	9/25/05
Net revenues:
Admissions	$309,616	$166,912	$389,569	$249,057	$432,920	$285,745
Food, merchandise and games	193,200	117,094	264,570	188,772	294,892	214,677
Accommodations and other	39,333	33,019	57,384	52,849	61,740	58,415

	542,149	317,025	711,523	490,678	789,552	558,837

Costs and expenses:
Cost of food, merchandise and games revenues	46,952	29,874	66,577	49,437	74,746	57,675
Operating expenses	157,546	92,916	264,760	200,197	308,206	246,949
Selling, general and administrative	52,138	29,960	80,803	60,913	94,261	73,529
Depreciation and amortization	56,312	28,102	78,004	49,042	84,727	55,760

	312,948	180,852	490,144	359,589	561,940	433,913

Operating income	229,201	136,173	221,379	131,089	227,612	124,924
Interest expense	34,966	6,464	50,207	19,813	56,599	25,817
Loss on early extinguishment of debt	4,697	—	4,697	—	4,697	—
Other (income)	(54)	—	(54)	(459)	(54)	(1,290)

Income before taxes	189,592	129,709	166,529	111,735	166,370	100,397
Provision (credit) for taxes	56,689	(41,122)	49,070	(46,802)	46,596	(50,398)

Net income	132,903	170,831	117,459	158,537	119,774	150,795
Net income allocated to general partner	1	2	1	2	1	2

Net income allocated to limited partners	$132,902	$170,829	$117,458	$158,535	$119,773	$150,793

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	53,968	53,737	53,912	53,617	53,876	53,581
Net income per limited partner unit	$2.46	$3.18	$2.18	$2.96	$2.22	$2.81

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	54,964	54,994	54,915	54,943	54,930	54,915
Net income per limited partner unit	$2.42	$3.11	$2.14	$2.89	$2.18	$2.75

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2006
(In thousands, except per unit amounts)

	Three	Three	Three
	Months	Months	Months
	Ended	Ended	Ended
	09/24/06	06/25/06	03/26/06
Limited Partnership Units Outstanding
Beginning balance	53,920	53,908	53,797
Limited partnership unit options exercised	146	12	97
Issuance of limited partnership units as compensation	—	—	14

	54,066	53,920	53,908

Limited Partners’ Equity
Beginning balance	$363,317	$377,421	$428,943
Net income (loss)	132,902	11,060	(26,504)
Partnership distribution declared ($0.47 per limited partnership unit)	—	(25,343)	(25,337)
Expense recognized for limited partnership unit options	22	22	12
Limited partnership unit options exercised	242	211	296
Tax effect of units involved in option exercises and treasury unit transactions	(477)	(54)	(400)
Issuance of limited partnership units as compensation	—	—	411

	496,006	363,317	377,421

General Partner’s Equity
Beginning balance	1	1	1
Net income	1	—	—

	2	1	1

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	—	—	—
Current period activity, net of tax ($1,092)	(1,651)	—	—

	(1,651)	—	—

Unrealized loss on cash flow hedging derivatives:
Beginning balance	—	—	—
Current period activity	(29,571)	—	—

	(29,571)	—	—

	(31,222)	—	—

Total Partners’ Equity	$470,076	$368,608	$382,712

Summary of Comprehensive Income
Net income (loss)	$132,903	$11,060	$(26,504)
Other comprehensive loss	(31,222)	—	—

Total Comprehensive Income	$101,681	$11,060	$(26,504)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Nine months ended		Twelve months ended
	9/24/06	9/25/05	9/24/06	9/25/05	9/24/06	9/25/05
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$132,903	$170,831	$117,459	$158,537	$119,774	$150,795
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	56,312	28,102	78,004	49,042	84,727	55,760
Non-cash unit option expense	22	60	56	1,079	90	2,169
Loss on early extinguishment of debt	4,697	—	4,697	—	4,697	—
Other non-cash (income) expense	2,368	—	2,664	(459)	3,642	(1,290)
Change in assets and liabilities, net of effects from acquistion:
(Increase) decrease in current assets	10,041	8,339	(10,406)	(2,727)	2,955	(1,227)
(Increase) decrease in other assets	4,237	8,274	4,601	(17,625)	(905)	(5,778)
Increase (decrease) in accounts payable	(13,199)	2,404	2,672	23,281	(15,064)	1,320
Increase (decrease) in accrued taxes	54,313	(60,451)	38,340	(53,992)	41,379	(58,427)
Increase (decrease) in self-insurance reserves	(109)	469	(1,031)	92	(995)	1,346
Increase (decrease) in deferred revenue and other current liabilities	(39,429)	(17,273)	(17,567)	1,434	(20,008)	87
Increase (decrease) in deferred income taxes and other liabilities	(4,494)	482	(822)	(1)	26	1,298

Net cash from operating activities	207,698	141,237	218,667	158,661	220,318	146,053

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	(1,252,685)	—	(1,252,685)	—	(1,252,685)	—
Capital expenditures	(10,988)	(14,813)	(48,800)	(60,698)	(63,507)	(81,454)

Net cash (for) investing activities	(1,263,673)	(14,813)	(1,301,485)	(60,698)	(1,316,192)	(81,454)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisition of Paramount Parks:
Term debt borrowings	1,745,000	—	1,745,000	—	1,745,000	—
Payment of debt issuance costs	(26,962)	—	(26,962)	—	(26,962)	—
Net borrowings (payments) on revolving credit loans	(196,600)	(95,500)	(105,850)	(2,900)	(72,500)	48,100
Term debt payments, including early termination penalties	(371,053)	(20,000)	(371,053)	(20,000)	(371,053)	(20,000)
Distributions paid to partners	(25,343)	(24,696)	(75,427)	(73,391)	(100,158)	(97,457)
Termination of interest rate swap agreements	—	2,967	—	2,967	—	2,967
Exercise of limited partnership unit options	242	618	749	655	960	655

Net cash from (for) financing activities	1,125,284	(136,611)	1,166,457	(92,669)	1,175,287	(65,735)

CASH
Effect of exchange rate changes on cash	(212)	—	(212)	—	(212)	—
Net increase (decrease) for the period	69,309	(10,187)	83,639	5,294	79,413	(1,136)
Balance, beginning of period	18,751	18,834	4,421	3,353	8,647	9,783

Balance, end of period	$87,848	$8,647	$87,848	$8,647	$87,848	$8,647

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$30,643	$9,364	$45,306	$22,617	$49,053	$24,858
Interest capitalized	226	64	826	418	1,010	870
Cash payments for income taxes	5,091	5,224	7,069	6,310	9,511	9,368
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 24, 2006 AND SEPTEMBER 25, 2005
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended September 24, 2006 and September 25, 2005 to accompany the quarterly results. Because amounts for the twelve months ended September 24, 2006 include 2005 fourth quarter operating results, they may not be indicative of 2006 full calendar year operations.
On June 30, 2006, Cedar Fair, L.P. completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital, which have yet to be finalized. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Bonfante Gardens in Gilroy, California. The results of operations of PPI since June, 30, 2006 are included in the accompanying consolidated financial statements. Further discussion of this transaction can be found under Note 6 to the Unaudited Condensed Consolidated Financial Statements.
(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 24, 2006 and September 25, 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, which were included in the Form 10-K filed on March 14, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
The Partnership has been recording expense for equity-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” since January 1, 2003. Effective January 1, 2006, the Partnership adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Partnership’s consolidated financial statements.
Certain prior period amounts have been reclassified to conform to the current period classification.
In July 2006, the Financial Account Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” contains guidance on the recognition and measurement of uncertain tax positions. The Partnership will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of this interpretation is for periods beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. The Partnership is in the process of determining the effect, if any, this Interpretation will have on its consolidated financial statements.

(2) Interim Reporting:
The Partnership owns and operates 12 amusement parks, five outdoor water parks, one indoor water park and six hotels. In order to more efficiently manage its properties and communicate its results, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Bonfante Gardens in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Castaway Bay, Star Trek: The Experience and Knott’s Berry Farm are open year-round, but Knott’s operates at its highest level of attendance during the third and fourth quarters of the year.
To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park’s operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year.
(3) Derivative Financial Instruments:
Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes.
During the third quarter of 2006, the Partnership entered into several interest rates swap agreements as a means of converting a portion of its variable-rate debt into fixed-rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. These interest rate swap agreements and hedging relationships have been designated and qualify as cash flow hedges. To qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in the fair value of the derivative instruments and the change in the fair value of the expected cash flows. Ineffectiveness, if any, is recorded in other income. The effective portion of the change in the swaps’ fair values is recorded in other comprehensive income.
At September 24, 2006, the Partnership had outstanding interest rate swap agreements with notional amounts totaling $1.0 billion, converting variable-rate debt to an average fixed-rate of 8.11%. The change in fair market value of these agreements, which was obtained from broker quotes, was recorded as a liability of $29.6 million in “Other Liabilities” on the balance sheet at September 24, 2006. No ineffectiveness was recorded in the third quarter of 2006.
(4) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	09/24/06	09/25/05	09/24/06	09/25/05	09/24/06	09/25/05
		(In thousands except per unit amounts)
Basic weighted average units outstanding	53,968	53,737	53,912	53,617	53,876	53,581
Effect of dilutive units:
Unit options	805	1,090	847	1,166	889	1,169
Phantom units	191	167	156	160	165	165

Diluted weighted average units outstanding	54,964	54,994	54,915	54,943	54,930	54,915

Net income per unit – basic	$2.46	$3.18	$2.18	$2.96	$2.22	$2.81

Net income per unit – diluted	$2.42	$3.11	$2.14	$2.89	$2.18	$2.75

(6) Acquisition:
On June 30, 2006, the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation in a cash transaction valued at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital, which have yet to be finalized. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure located in Las Vegas, and a management contract for Bonfante Gardens in Gilroy, California.
The PPI results of operations since June 30, 2006 are included in the accompanying unaudited condensed consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The Partnership is in the process of obtaining third-party valuations of certain tangible and intangible assets, as well as developing its plan of integration; thus the allocation of the purchase price to assets and liabilities is subject to adjustment.
The following table shows the preliminary purchase price allocation and resulting goodwill:

(in thousands)	June 30, 2006

Current assets	$66,636
Property and equipment	1,068,127
Goodwill	324,270
Intangibles and other assets	77,560
Current liabilities	121,761
Deferred taxes and other liabilities	160,470
In connection with the acquisition, the Partnership terminated its existing term debt and revolving credit agreements and entered into a new $2,090 million credit agreement with certain financial institutions (the “Credit Agreement”). The credit facilities provided under the Credit Agreement include a $1,475 million U.S. term loan, $310 million in U.S. revolving loan commitments, a $270 million Canadian term loan and $35 million in Canadian revolving commitments. All facilities other than the Canadian revolving loan commitment bear interest at either a rate based on the London interbank offered rate plus 2.50% or a rate based on the prime rate plus 1.50%. Loans made under the Canadian revolving commitment bear interest at either a rate based on Bankers’ Acceptance plus 2.50% or a rate based on the Canadian Prime Rate plus 1.50%. The Credit Agreement also provides for the issuance of documentary and standby letters of credit. The U.S. term loan matures on August 30, 2012 and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on August 31, 2011 and amortizes at a rate of $2.7 million per year. The U.S. revolving commitment and the Canadian revolving commitment expire on August 30, 2011.
The Partnership’s unaudited condensed consolidated financial statements include the results of operations of PPI since June 30, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Partnership on a pro forma basis, as if the PPI acquisition had occurred at the beginning of the periods presented.

	Three
	Months
	Ended	Nine Months Ended
(In thousands, except per unit amounts)	09/25/05	09/24/06	09/25/05
Net revenues	$549,105	$871,718	$877,293
Operating income	229,984	213,845	201,590
Net income	198,407	56,807	121,630
Net income per limited partner unit-diluted	$3.61	$1.05	$2.21
The pro forma results include depreciation and amortization of fair value adjustments on property and newly created intangibles and post-acquisition related charges. The pro forma results presented do not reflect cost savings, or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. Reflected in the three and nine month results ended September 25, 2005 is a one time reversal of $66.1 million in contingent liabilities related to publicly traded partnership (PTP) taxes.
(7) Goodwill and Other Intangible Assets:
As further described in Note 6, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

Balance at January 1, 2006	$9,061
Acquisition	324,270
Translation and other adjustments	(853)

Balance at September 24, 2006	$332,478

At September 24, 2006, the Partnership’s other intangible assets consisted of the following:

	September 24, 2006
	Gross	Accumulated	Net
(In thousands)	Carrying Amount	Amortization	Carrying Value
Other intangible assets:
Trade names	$52,300	$—	$52,300
License / franchise agreements	14,142	678	13,464
Non-compete agreements	200	10	190
Customer relationships	400	50	350

Total other intangible assets	$67,042	$738	$66,304

Amortization expense of other intangible assets for the three months ended September 24, 2006 was $392,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
On June 30, 2006, we completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation. Upon closing of the transaction, we acquired, indirectly through Magnum Management Corporation, a wholly owned subsidiary of Cedar Fair, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. We also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Bonfante Gardens in Gilroy, California. The acquisition represents a major strategic event in Cedar Fair’s history and is expected to result in cost synergies as well as future growth opportunities. The results of PPI operations have been included in the Unaudited Condensed Consolidated Financial Statements from June 30, 2006, the date of the acquisition. Further discussion of this transaction can be found under Note 6 to the Unaudited Condensed Consolidated Financial Statements.
With this acquisition, we are now 17 distinct amusement parks, covering a much larger diversified footprint. In order to more efficiently manage our properties and communicate our results going forward, we have created regional designations for our parks. The Northern Region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our Western Region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas.
Critical Accounting Policies:
Management’s discussion and analysis is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions during the normal course of business that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the reporting of our financial condition and operating results and involve a higher degree of judgment and complexity (See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2005, as included in the Form 10-K filed on March 14, 2006, for a complete discussion of our significant accounting policies).
Accounting for Business Combinations – Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisal experts for significant business combinations and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.
Property and Equipment – Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased.
Self-Insurance Reserves – Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Revenue Recognition – Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues and certain sponsorship revenues.
Derivative Financial Instruments – The use of derivative financial instruments is accounted for according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures.
Results of Operations:
Our results of operations for the three, nine and twelve months ended September 24, 2006 and September 25, 2005 are not directly comparable due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations are primarily due to this acquisition, we will also discuss operating results on a same-park basis to previous periods.
Third Quarter –
The following table presents key operating and financial information for the three months ended September 24, 2006 and September 25, 2005:

	All Properties (a)	Same Park Comparison (b)
	Three months	Three months	Three months
	ended	ended	ended	Increase (Decrease)
	9/24/06	9/24/06	9/25/05	$	%
		(Amounts in thousands except per capita spending)
Attendance	13,024	7,195	7,246	(51)	(0.7)
Per capita spending	$38.81	$37.61	$37.68	$(0.07)	(0.2)
Out-of-park revenues	$51,519	$47,510	$47,620	$(110)	(0.2)

Net revenues	$542,149	$315,037	$317,025	$(1,988)	(0.6)
Cash operating costs and expenses	256,614	156,067	152,690	3,377	2.2
Depreciation and amortization	56,312	28,705	28,102	603	2.1
Non-cash compensation expense	22	22	60	(38)	(63.3)

Operating income	$229,201	$130,243	$136,173	$(5,930)	(4.4)

(a)	Includes results for all owned and/or managed properties as of September 24, 2006.

(b)	Same park comparison includes properties owned and operated for the full periods in 2006 and 2005 and excludes the acquired parks.
Same-Park Comparison:
For the quarter ended September 24, 2006, consolidated net revenues on a same-park basis decreased less than 1% to $315.0 million from $317.0 million in 2005, on a less than 1% decrease, or approximately 51,000 visits, in combined attendance, and per capita spending and out-of-park revenues which remained relatively unchanged to the same period in 2005. The slight decrease in attendance and subsequent revenues is primarily due to our northern region parks, including Cedar Point and Valleyfair. This region was impacted by higher gas prices and a soft economy during the quarter. This decrease was partially offset by increased attendance and per capita spending at other amusement parks within the region. The southern region, which benefited from a world-class roller coaster introduced at Worlds of Fun, continues to see improved attendance and revenues while the western region’s performance was comparable with the same three months in 2005.

Excluding depreciation and other non-cash charges, total cash operating costs and expenses for the quarter, on a same-park basis, increased 3% to $156.1 million from $152.7 million in 2005. A portion of this increase, approximately $1.7 million, is the result of increased corporate costs due to the acquisition of the Paramount Parks. Since this acquisition on June 30, 2006, we have introduced new staffing at the corporate level that will focus on regional operations, marketing and purchasing opportunities for the new combined company. The increase in corporate costs in the third quarter are expected to be more than offset by reductions in overhead costs at the combined company over the long term. The remainder of this increase was attributable to higher cost of goods sold and seasonal wages in our southern region, which recognized higher attendance trends during the third quarter, and the timing of advertising costs in the western region.
After depreciation and a small non-cash charge for unit options, operating income for the quarter on a same-park basis decreased 4% to $130.2 million from $136.2 million a year ago.
Combined Results:
On a combined basis, consolidated net revenues for the quarter were $542.1 million. Excluding depreciation and other non-cash charges, combined operating costs and expenses were $256.6 million versus $152.7 million for the same period in 2005. After depreciation and a small non-cash charge for unit options, operating income for the quarter, on a combined basis, was $229.2 million compared with $136.2 million in 2005.
Interest expense for the quarter increased approximately $28.5 million to $35.0 million, due to the PPI acquisition and refinancing of existing debt. As part of the refinancing of existing debt, we recognized a loss on the early extinguishment of debt of $4.7 million. Further discussion of this transaction can be found in the “Liquidity and Capital Resources” section and in Note 6 to the Unaudited Condensed Consolidated Financial Statements.
A provision for taxes of $56.7 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $41.1 million for the same period in 2005, when we reversed $66.1 million of contingent liabilities related to PTP taxes.
After interest expense and provision for taxes, combined net income for the period totaled $132.9 million, or $2.42 per diluted limited partner unit, compared with net income of $170.8 million, or $3.11 per unit, a year ago.

Nine Months Ended September 24, 2006 –
The following table presents key operating and financial information for the nine months ended September 24, 2006 and September 25, 2005:

	All
	Properties
	(a)	Same Park Comparison (b)
	Nine months	Nine months	Nine months
	ended	ended	ended	Increase (Decrease)
	9/24/06	9/24/06	9/25/05	$	%
		(Amounts in thousands except per capita spending)
Attendance	16,639	10,811	10,943	(132)	(1.2)
Per capita spending	$38.68	$37.80	$37.87	$(0.07)	(0.2)
Out-of-park revenues	$87,175	$83,166	$83,035	$131	0.2

Net revenues	$711,523	$484,411	$490,678	$(6,267)	(1.3)
Cash operating costs and expenses	412,084	311,537	309,468	2,069	0.7
Depreciation and amortization	78,004	50,397	49,042	1,355	2.8
Non-cash compensation expense	56	56	1,079	(1,023)	(94.8)

Operating income	$221,379	$122,421	$131,089	$(8,668)	(6.6)

(a)	Includes results for all owned and/or managed properties as of September 24, 2006.

(b)	Same park comparison includes properties owned and operated for the full periods in 2006 and 2005 and excludes the acquired parks.
Same-Park Comparison:
For the nine months ended September 24, 2006, net revenues, on a same-park basis, decreased 1% to $484.4 million from $490.7 million for the same period in 2005, on a 1% decrease, or 132,000 visits, in combined attendance and per capita and out-of-park revenues which remained relatively unchanged to the same period in 2005. The decrease in attendance and subsequent decrease in revenues is attributable to our northern region parks, including Cedar Point and Valleyfair. This region continues to be impacted by higher gas prices and a soft economy. These decreases were somewhat offset by favorable attendance in our southern region, where a new world-class roller coaster was introduced at Worlds of Fun.
Excluding depreciation and other non-cash charges, total cash operating costs and expenses for the nine months on a same-park basis increased less than 1% to $311.5 million from $309.5 million in 2005. The increase in cash operating costs is primarily attributable to additional corporate overhead costs relating to the PPI acquisition and higher cost of goods sold and seasonal wages in our southern region, which recognized higher attendance trends during the period. After depreciation and a small non-cash charge for unit options, operating income for the period on a same-park basis decreased 7% to $122.4 million from $131.1 million a year ago.
Combined Results:
On a combined basis, consolidated net revenues for the nine months were $711.5 million. Excluding depreciation and other non-cash charges, combined cash operating costs and expenses were $412.1 million versus $309.5 million for the same period in 2005. After depreciation and a small non-cash charge for unit options, operating income for this period, on a combined basis, was $221.4 million compared with $131.1 million for the nine months ended in 2005.
Interest expense over this same time increased approximately $30.4 million to $50.2 million, due to the acquisition of PPI. We were also required to refinance our existing debt and subsequently recognized a loss on the early extinguishment of debt of $4.7 million. Further discussion of this transaction can be found in the “Liquidity and Capital Resources” section and in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

A provision for taxes of $49.1 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $46.8 million for the same period in 2005, when we reversed $66.1 million of contingent liabilities related to PTP taxes.
After interest expense and provision for taxes, net income for the nine months totaled $117.5 million, or $2.14 per diluted limited partner unit, compared with net income of $158.5 million, or $2.89 per unit, a year ago.
Twelve Months Ended September 24, 2006 –
The following table presents key operating and financial information for the twelve months ended September 24, 2006 and September 25, 2005:

	All Properties (a)	Same Park Comparison (b)
		Twelve	Twelve
	Twelve months	months	months
	ended	ended	ended	Increase (Decrease)
	9/24/06	9/24/06	9/25/05	$	%
		(Amounts in thousands except per capita spending)
Attendance	18,434	12,606	12,529	77	0.6
Per capita spending	$38.49	$37.65	$37.46	$0.19	0.5
Out-of-park revenues	$100,744	$96,734	$97,091	$(357)	(0.4)

Net revenues	$789,552	$562,440	$558,837	$3,603	0.6
Cash operating costs and expenses	477,123	376,576	375,984	592	0.2
Depreciation and amortization	84,727	57,120	55,760	1,360	2.4
Non-cash compensation expense	90	90	2,169	(2,079)	(95.9)

Operating income	$227,612	$128,654	$124,924	$3,730	3.0

(a)	Includes results for all owned and/or managed properties as of September 24, 2006.

(b)	Same park comparison includes properties owned and operated for the full periods in 2006 and 2005 and excludes the acquired parks.
Same-Park Comparison:
For the twelve months ended September 24, 2006, which included actual 2005 fourth quarter operating results, net revenues on a same-park basis increased 1% to $562.4 million from $558.8 million for the twelve-month period ended September 25, 2005, which included actual 2004 fourth quarter operating results. The increase in consolidated revenues was the result of a 1% increase, or 77,000 visits, in combined attendance. Out-of-park revenues and in-park per capita spending remained relatively unchanged to the same period in 2005.
For the twelve months ended September 24, 2006, operating costs and expenses, on a same-park basis before depreciation and other non-cash charges, increased less than 1% to $376.6 million from $376.0 million from the twelve months ended September 25, 2005. This increase is attributable to additional corporate overhead costs due to the recent acquisition of PPI as previously discussed. After depreciation and a small non-cash charge for unit options, operating income for the twelve-month period, on a same-park basis, was $128.7 million, compared with operating income of $124.9 million over the same period in 2005.
Combined Results:
On a combined basis, consolidated net revenues for the twelve months ended September 24, 2006, were $789.6 million. Excluding depreciation and other non-cash charges, combined cash operating costs and expenses were $477.1 million versus $376.0 million for the same period in 2005. After depreciation and a small non-cash charge for unit options, operating income for the twelve months, on a combined basis, was $227.6 million compared with $124.9 million for the same period in 2005.

Interest expense for the twelve month period increased $30.8 million to $56.6 million, due to the acquisition of PPI. We also recognized a $4.7 million loss on the early extinguishment of debt. During this same period, we recorded a provision for taxes of $46.6 million, to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $50.4 million a year ago, which includes the reversal of a PTP tax accrual as previously discussed.
After interest expense and provision for taxes, net income for the twelve months ended September 24, 2006 was $119.8 million, or $2.18 per diluted limited partner unit, compared with net income of $150.8 million, or $2.75 per diluted limited partner unit, for the twelve months ended September 25, 2005.
October 2006 –
Results of operations improved during the month of October, as our fall promotions continue to gain in popularity with guests. Excluding the acquisition of Paramount Parks, combined attendance in October improved year over year erasing much of the shortfall as of September 24, 2006. Over the same period, average in-park guest per capita spending and out-of-park revenues also remained comparable to the prior year.
Including results from the Paramount Parks since their acquisition, combined revenues through the end of October totaled $797.2 million. Over this same period, combined attendance totaled 18.2 million visits, average in-park guest per capita spending was $38.68, and out-of-park revenues totaled $92.6 million.
Integration Progress –
The third quarter was our first quarter of operations with the Paramount Parks. Since the acquisition we have established an integrated management team, begun to recognize cost savings from staffing reductions, consolidated purchasing contracts for services, such as food, energy, entertainment, marketing and sales, and begun the process of streamlining our information systems. We have also launched joint marketing initiatives across all parks for the 2007 season.
Through the end of 2006, we estimate we will recognize incremental restructuring costs of approximately $2-3 million at the PPI properties, which will be more than offset by cost savings of approximately $4.5-5 million.
Adjusted EBITDA –
We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and all other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. For the third quarter adjusted EBITDA increased $121.2 million to $285.5 million due to the acquisition of PPI. On a same park basis, adjusted EBITDA decreased $5.3 million to $159.0 million. This is primarily attributable to increased corporate costs in the near term of $1.7 million as we begin to integrate the five new properties into our existing portfolio of assets and a decrease in operating profits from our northern region parks, Cedar Point and Valleyfair. This decrease was offset slightly by improved results at the other parks within the northern region and our southern region parks, where a new world-class roller coaster was introduced at Worlds of Fun. For the nine-month period, adjusted EBITDA, increased $118.2 to $299.4 million and on a same-park basis adjusted EBITDA decreased $8.3 million to $172.9 million. The decrease in adjusted EBITDA for the nine months is, likewise, attributable to cost incurred to integrate the PPI properties into our existing portfolio and soft attendance at our northern region parks which includes Cedar Point and Valleyfair.
Adjusted EBITDA is provided here as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three, nine, and twelve-month periods ended September 24, 2006 and September 25, 2005.

	Three months ended		Nine months ended		Twelve months ended
	9/24/2006	9/25/2005	9/24/2006	9/25/2005	9/24/2006	9/25/2005
			(In thousands)
Adjusted EBITDA	$285,535	$164,335	$299,439	$181,210	$312,429	$182,853
Depreciation and amortization	56,312	28,102	78,004	49,042	84,727	55,760
Non-cash unit option expense	22	60	56	1,079	90	2,169

Operating income	229,201	136,173	221,379	131,089	227,612	124,924
Interest expense	34,966	6,464	50,207	19,813	56,599	25,817
Loss on early extinguishment of debt	4,697	—	4,697	—	4,697	—
Other (income)	(54)	—	(54)	(459)	(54)	(1,290)
Provision (credit) for taxes	56,689	(41,122)	49,070	(46,802)	46,596	(50,398)

Net income	$132,903	$170,831	$117,459	$158,537	$119,774	$150,795

Liquidity and Capital Resources:
We ended the third quarter of 2006 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at September 24, 2006 is the result of our highly seasonal business and our recent refinancing of debt due to the acquisition of PPI on June 30, 2006. Further discussion of this transaction can be found in Note 6 to the Unaudited Condensed Consolidated Financial Statements. Receivables and inventories are at normal seasonal levels and cash and credit facilities are in place to fund current liabilities.
On June 30, 2006, in connection with our acquisition of the five Paramount Parks previously owned by CBS Corporation, we terminated our existing term debt and revolving credit agreements and entered into a new $2,090 million credit agreement with certain financial institutions (the “Credit Agreement”).
The credit facilities provided under the Credit Agreement include a $1,475 million U.S. term loan, $310 million in U.S. revolving loan commitments, a $270 million Canadian term loan and $35 million in Canadian revolving loan commitments. All facilities other than the Canadian revolving commitment bear interest at either a rate based on the London interbank offered rate plus 2.50% or a rate based on the prime rate plus 1.50%. Loans made under the Canadian revolving commitment bear interest at either a rate based on Bankers’ Acceptance plus 2.50% or a rate based on the Canadian Prime Rate plus 1.50%. The Credit Agreement also provides for the issuance of documentary and standby letters of credit. The U.S. term loan matures on August 30, 2012 and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on August 31, 2011 and amortizes at a rate of $2.7 million per year. The U.S. revolving commitment and the Canadian revolving commitment expire on August 30, 2011.
At the end of the quarter, we had $1,745 million of variable-rate term debt and no outstanding borrowings on our revolving credit facilities. During the quarter, we entered into several interest rate swap agreements as a means of converting a portion of our variable-rate debt into fixed-rate debt.
Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.
Off Balance Sheet Arrangements:
We have no significant off-balance sheet financing arrangements.
Forward Looking Statements
Some of the statements contained in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, constitute forward-looking statements. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors, including general economic conditions, competition for consumers’ leisure time and spending, adverse weather conditions, risks concerning the acquisition of the Paramount Parks, unanticipated construction delays, and other factors could affect attendance and in-park guest per capita spending at our parks and cause actual results to differ materially from our expectations. The risks and uncertainties concerning the acquisition of the Paramount Parks include, but are not limited to our ability to combine the operations and take advantage of growth, savings and synergy opportunities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from fluctuations in interest rates and currency exchange rates. One objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.
At September 24, 2006, $1,000 million of our outstanding long-term debt has been converted to fixed-rate debt through the use of interest rate swap agreements and $745 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $7.5 million as of September 24, 2006.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 24, 2006, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership’s periodic Securities and Exchange Commission filings.
(b) Changes in Internal Control Over Financial Reporting -
There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2006 third quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS –
With the exception of the new items listed below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. The following list includes only new risk factors or risk factors that have been modified or have materially changed since year-end.
If the acquisition of the Paramount Parks does not generate the results we anticipate, then the debt we incurred to finance the acquisition could limit our earnings and cash available for distributions.
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

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: November 3, 2006	/s/ Peter J. Crage Peter J. Crage
Corporate Vice President — Finance
(Chief Financial Officer)

/s/ Brian C. Witherow Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page
		Number
Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24