Form 10-K
period 2006-12-31
CEDAR FAIR L P
filed 2007-03-01
CIK 811532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
Commission file number 1-9444
CEDAR FAIR, L.P.

State of incorporation: DELAWARE	I.R.S. Employer Identification No.: 34-1560655
Principal executive offices: One Cedar Point Drive, Sandusky, Ohio 44870-5259
Registrant’s telephone number: (419) 626-0830
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Depositary Units (Representing Limited Partner Interests)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 25, 2006 of $26.62 per unit was approximately $1,401,014,000.
Number of Depositary Units representing limited partner interests outstanding as of February 1, 2007: 54,110,743
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement for its annual meeting of unitholders to be held in May 2007, which will be filed by the Registrant within 120 days after the close of its 2006 fiscal year.
*********************************
The Exhibit Index is located on page 48
Page 1 of 105 pages

CEDAR FAIR, L.P.

PART I
ITEM 1. BUSINESS.
Introduction
Cedar Fair, L.P., together with its affiliated companies, (the “Partnership”) is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The Partnership is one of the largest regional amusement park operators in the world and owns 12 amusement parks, five outdoor water parks, one indoor water park and six hotels.
On June 30, 2006, the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation. Upon closing of the transaction, the Partnership acquired, indirectly through its wholly owned subsidiary Magnum Management Corporation, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The acquisition represents a major strategic event in Cedar Fair’s history and is expected to result in cost synergies as well as future growth opportunities. The results of PPI operations have been included in the Consolidated Financial Statements from the date of acquisition. Further discussion of the PPI transaction can be found under Note 3 to the Consolidated Financial Statements.
In 2006, including the PPI parks since their acquisition, the Partnership entertained approximately 19.3 million visitors. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott’s Berry Farm, located near Los Angeles in Buena Park, California; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Worlds of Fun located in Kansas City, Missouri; Geauga Lake & Wildwater Kingdom (“Geauga Lake”), located near Cleveland in Aurora, Ohio; Michigan’s Adventure located near Muskegon, Michigan; and the five recently acquired parks noted above.
The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and five separate-gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott’s Berry Farm and Worlds of Fun, the fourth is located near San Diego, and the fifth is in Palm Springs, California. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.
The Partnership’s seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in some cases, October. The five water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximate 130 to 140-day operating season. Both Knott’s Berry Farm and Castaway Bay are open daily on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.
The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of rides and live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating seasons, the parks conduct active television, radio, newspaper and internet advertising campaigns in their major market areas geared toward these two groups.

Description of Parks
Cedar Point
Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for nine consecutive years by Amusement Today’s international survey. It serves a six-state region in the midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park’s total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.
Located adjacent to the park is “Soak City,” a separate-gated water park that features more than 20 water rides and attractions, as well as “Challenge Park,” which includes extra-charge attractions “RipCord,” a free-fall ride from a height of more than 15 stories, “X-Treme Trampoline,” two 18-hole themed miniature golf courses and two go-kart tracks.
Cedar Point also owns and operates four hotel facilities. The park’s only year-round hotel is Castaway Bay, an indoor water park resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. The park’s largest hotel, the historic Hotel Breakers, has more than 600 guest rooms. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center and two outdoor pools. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.
Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for more than 740 boats, including floating docks and full guest amenities. In addition, Cedar Point Marina features a Famous Dave’s Bar-B-Que restaurant and an upscale seafood restaurant, called Bay Harbor, both of which are accessible by the general public. Castaway Bay Marina is a full-service marina featuring 160 slips and full guest amenities. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point, an upscale camping area designed in a nautical New England style, which offers a total of 64 lakefront cottages, 40 cabins and 97 full-service recreation vehicle campsites.
The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 2,800 of the park’s approximately 4,200 seasonal and part-time employees.
Knott’s Berry Farm
Knott’s Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County and a large national and international tourism population.
The park is renowned for its seasonal events, including a special Christmas promotion, “Knott’s Merry Farm,” and a Halloween event called “Knott’s Scary Farm,” which has been held for more than 30 years and was named Best Halloween Event in the industry by Amusement Today’s international survey in 2005.
The Partnership also owns and operates three water parks in California. Adjacent to the theme park is “Knott’s Soak City-Orange County,” a separate-gated seasonal water park that features more than 20 water rides and attractions. Just south of San Diego in Chula Vista, California is “Knott’s Soak City-San Diego,” a seasonal water park which offers its guests more than 20 water rides and attractions. “Knott’s Soak City-Palm Springs” is a 16-acre seasonal water park, located in Palm Springs, California, that offers 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children’s activity area, as well as various food and merchandise shops.
The Partnership also owns and operates the Knott’s Berry Farm Resort Hotel, a 320-room, full-service hotel located adjacent to the park, which features a pool, tennis courts and meeting/banquet facilities.
Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park has received recognition for the Best Kids’ Area in the World for six consecutive years by Amusement Today’s international survey.
The park’s total market area includes approximately 15 million people, and the major areas of dominant influence in this market area, which are Cincinnati, Dayton and Columbus, Ohio, Louisville and Lexington, Kentucky, and Indianapolis, Indiana, include approximately 8 million people.
Canada’s Wonderland
Canada’s Wonderland, a combination amusement and water park located near Toronto in Vaughn, Ontario, first opened in 1981 and was acquired by the Partnership in June of 2006. It is one of the most attended regional amusement parks in North America. Canada’s Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins, and more than 20 cultural festivals featuring renowned music artists from across the world perform every year in the Kingswood Music Theatre, located within the park. The park’s total market area includes approximately 9 million people.
Kings Dominion
Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in June of 2006. The parks total market area includes approximately 19 million people and the major areas of dominant influence in this market area, which are Richmond and Norfolk, Virginia, Raleigh, North Carolina, Baltimore, Maryland and Washington, D.C, include approximately 12 million people.
Carowinds
Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds’ major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park’s total market area includes approximately 14 million people.
Great America
Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June of 2006. The parks total market area includes approximately 13 million people and draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Dorney Park
Dorney Park, a combination amusement and water park located near Allentown in South Whitehall Township, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeast and serves a total market area of approximately 35 million people. The park’s major markets include Philadelphia, New Jersey, New York City, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley.
Valleyfair
Valleyfair, which opened in 1976 and was acquired by the Partnership’s predecessor in 1978, is a combination amusement and water park located near Minneapolis-St. Paul in Shakopee, Minnesota. It is the largest amusement park in Minnesota. Valleyfair’s market area is centered in Minneapolis-St. Paul, which has a population of approximately 3 million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population base of 9 million people.
Worlds of Fun
Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent separate-gated water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.
The park also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park in 20 wood-side cottages, 22 log cabins and 80 deluxe RV sites. Also, included within the Village is a clubhouse with a swimming pool and arcade games.
Oceans of Fun, which requires a separate admission fee, is located adjacent to Worlds of Fun and features a wide variety of water attractions.
Michigan’s Adventure
Michigan’s Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located near Muskegon, Michigan serves a total market area of approximately 5 million people, principally from central and western Michigan and eastern Indiana.
Geauga Lake
Geauga Lake, near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in April of 2004. This family-oriented amusement/water park serves a total market area of approximately 17 million people. The park’s major markets include Cleveland/Akron, Youngstown and Pittsburgh.
Located adjacent to the park are the 145-room Geauga Lake Hotel and the Geauga Lake Campgrounds, which features 300 developed campsites. Both the hotel and campgrounds are owned and operated by the Partnership.

WORKING CAPITAL AND CAPITAL EXPENDITURES
During the operating season, the Partnership carries significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. Amounts are substantially reduced in non-operating periods. Seasonal working capital needs are funded with revolving credit facilities, which are established at levels sufficient to accommodate the Partnership’s peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced daily with the Partnership’s strong positive cash flow during the seasonal operating period.
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
COMPETITION
In general, the Partnership competes with all phases of the recreation industry within its primary market areas, including several destination and regional amusement parks. The Partnership also competes with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.
The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, its proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and entertainment available. The Partnership believes that its amusement parks feature a sufficient quality and variety of rides and attractions, restaurants, gift shops and family atmosphere to make them highly competitive with other parks and forms of entertainment.
GOVERNMENT REGULATION
All rides are run and inspected daily by both the Partnership’s maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership’s insurance carrier and, at Cedar Point, Knott’s Berry Farm, Kings Island, Kings Dominion, Carowinds, Great America, Dorney Park, Geauga Lake, Worlds of Fun and Michigan’s Adventure, by state ride-safety inspectors.
EMPLOYEES
The Partnership has approximately 1,850 full-time employees. During the peak operating season, we have approximately 30,000 seasonal and part-time employees, most of whom are high school and college students. Approximately 2,800 of Cedar Point’s seasonal employees and 400 of Valleyfair’s seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS

Name	Age	Position with General Partner
Richard L. Kinzel	66	Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.
Jacob T. Falfas	55	Jack Falfas has served as Chief Operating Officer since April 2005. Prior to that, he served as Vice President & General Manager of West Coast Operations from 2001 through 2005 and as Vice President & General Manager of Knott’s Berry Farm from December 1997 through 2000.
Peter J. Crage	45	Peter Crage has served as Corporate Vice President of Finance and Chief Financial Officer since July 2005. In August 2004, he rejoined Cedar Fair to serve as Vice President and Corporate Controller after having served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.
Robert A. Decker	46	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	53	Craig Freeman has served as Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.
Brian C. Witherow	40	Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.
H. Philip Bender	51	Phil Bender has served as a Regional Vice President since June of 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.
AVAILABLE INFORMATION
Copies of the Partnership’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership’s Investor Relations Office or through our web site (www.cedarfair.com).
You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership’s reports, proxy statements and other information.

ITEM 1A. RISK FACTORS.
Risks Related to Our Business
We compete with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry.
Our parks compete with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sports events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions and changes in consumer tastes and spending habits. Difficult regional economic conditions can adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different segments of our target customers within our core markets. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.
Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.
Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by continuous bad or extreme weather and also can be adversely affected by forecasts of bad or mixed weather conditions.
The operating season at most of our parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
Eleven of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130 to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.
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
All of our amusement parks feature thrill rides. Although we are safety conscious, there are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors may influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks.
If we lose key personnel, our business may be adversely affected.
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the amusement park industry for an average of more than 20 years. The loss of the services of our key employees could have a materially adverse effect on our business. With the exception of four executive officers, we do not have employment agreements with our key employees.

The terms of our debt agreements could, under certain circumstances, impose limitations upon our activities.
The agreement governing our term debt and our revolving credit facilities include covenants that under some circumstances could limit, among other things, our ability to: incur additional debt; pay distributions to our unitholders; create liens; make certain investments; consolidate or transfer assets; and enter into certain transactions with our affiliates.
Our debt agreement also requires us to maintain specified financial ratios and satisfy certain other financial tests. A breach of any of these covenants could result in an event of default under our debt agreement. If an event of default occurs, our lenders could elect to cause our outstanding debt to become immediately due and payable, requiring it to be refinanced under market conditions at that time.
Rising interest rates could adversely affect the market price of our Units, which in turn may limit our ability to raise capital for future expansion or acquisitions.
As a result of our historically strong cash flow and the increasing cash distributions to our unitholders since our initial public offering in 1987, we believe that investors value our Units based on their yield. In the event of a rise in the prevailing interest rates for similar securities or in general, our Units may be perceived to become less attractive and the market price of our Units may be affected. This in turn could limit our ability to use our Units to raise capital for future expansion or acquisitions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Cedar Point and Soak City are located on approximately 365 acres owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Castaway Bay Waterpark Resort and adjoining TGI Friday’s restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.
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
Knott’s Berry Farm and Knott’s Soak City are situated on approximately 160 acres and 13 acres, respectively, virtually all of which have been developed. Knott’s Soak City-San Diego is located on 65 acres, of which 32 acres have been developed and 33 acres remain available for future expansion. Knott’s Soak City-Palm Springs is located on 21 acres, of which 16 acres have been developed and 5 acres remain available for future expansion.
Kings Island is situated on approximately 680 acres, of which 365 acres have been developed and 315 acres remain available for future expansion.
Canada’s Wonderland is situated on approximately 375 acres, of which 310 acres have been developed and 65 remain available for future expansion. The Partnership also owns approximately 80 acres of property adjacent to the park that is also available for future expansion or other uses.

Kings Dominion is situated on approximately 875 acres, of which 280 acres have been developed and 595 acres remain available for future expansion.
At Carowinds, approximately 110 acres have been developed, and approximately 70 additional acres remain available for future expansion.
Great America is situated on approximately 100 acres, virtually all of which have been developed.
Dorney Park is situated on approximately 200 acres, of which 170 acres have been developed and 30 acres remain available for future expansion.
At Valleyfair, approximately 115 acres have been developed, and approximately 75 additional acres remain available for future expansion.
Worlds of Fun is located on approximately 350 acres, of which 253 acres have been developed and 97 acres remain available for future expansion or other uses.
Geauga Lake is situated on approximately 670 acres, of which 375 acres have been developed, approximately 200 acres are restricted from use under environmental conditions, and 75 acres remain available for future expansion.
Michigan’s Adventure is situated on approximately 235 acres, of which 80 acres have been developed and 155 acres remain available for future expansion.
The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.
All of the Partnership’s property is owned in fee simple without encumbrance, with the exception of Great America in Santa Clara, California. The Partnership leases this land from the City of Santa Clara through a long-term lease agreement that automatically renews through 2039 with options to terminate at the Partnership’s discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.
ITEM 3. LEGAL PROCEEDINGS.
The Partnership is involved in various claims and routine litigation incidental to its business. The Partnership believes that these claims and proceedings are unlikely to have a material adverse effect on the Partnership’s financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S DEPOSITARY UNITS AND RELATED UNITHOLDER MATTERS.
Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2007, there were approximately 9,500 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,950 participants in the Partnership’s distribution reinvestment plan. Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for information regarding the Partnership’s equity incentive plans. The cash distributions declared and the high and low prices of the Partnership’s units are shown in the table below:

2006	Distribution	High	Low

4th Quarter (1)	$—	$28.23	$26.01
3rd Quarter	0.47	26.75	24.12
2nd Quarter	0.47	29.50	25.62
1st Quarter	0.47	29.90	27.81

2005	Distribution	High	Low

4th Quarter	$0.46	$30.58	$25.66
3rd Quarter	0.46	33.01	28.34
2nd Quarter	0.46	32.49	29.50
1st Quarter	0.46	34.00	30.00
NOTE 1 – The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007.
ITEM 6. SELECTED FINANCIAL DATA.

	2006(1)	2005	2004(2)	2003	2002
	(In thousands, except per unit and per capita amounts)
Operating Data
Net revenues	$831,389	$568,707	$541,972	$509,976	$502,851
Operating income	219,496	137,322	117,830	125,149	121,192
Income before taxes	126,564	111,576	97,030	103,806	88,576
Net income	87,477	160,852	78,315	85,888	71,417
Net income per unit – basic	1.62	3.00	1.51	1.70	1.41
Net income per unit – diluted	1.59	2.93	1.47	1.67	1.39

Financial Position
Total assets	$2,510,921	$1,024,794	$993,208	$819,341	$822,257
Working capital (deficit)	(54,750)	(90,123)	(88,557)	(81,917)	(77,101)
Long-term debt	1,777,163	470,850	462,084	368,647	375,150
Partners’ equity	410,615	434,234	370,483	308,891	305,320

Distributions
Declared per limited partner unit (3)	$1.41	$1.84	$1.80	$1.76	$1.66
Paid per limited partner unit	$1.87	$1.83	$1.79	$1.74	$1.65

Other Data
Depreciation and amortization	$90,703	$55,765	$50,690	$44,693	$41,682
Adjusted EBITDA (4)	310,274	194,200	173,018	175,707	170,103
Capital expenditures	59,458	75,655	75,878	39,789	55,279
Combined attendance (5)	19,317	12,738	12,635	12,245	12,380
Combined guest per capita spending (6)	$38.71	$37.68	$36.59	$35.48	$34.50

NOTE 1 –	Operating results for the Paramount Parks are included for the period subsequent to their acquisition date in June 2006.

NOTE 2 –	Operating results for Geauga Lake are included for the period subsequent to the acquisition date in April 2004.

NOTE 3 –	The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007. Therefore, 2006 distributions declared reflect only three quarterly distribution declarations, while four quarterly payments were made in the year.

NOTE 4 –	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating income (the most comparable financial measure) is provided below.

	2006	2005	2004	2003	2002
		(in thousands)
Operating income	$219,496	$137,322	$117,830	$125,149	$121,192
Depreciation and amortization	90,703	55,765	50,690	44,693	41,682
Non-cash unit option expense	75	1,113	4,498	5,865	4,029
Provision for loss on asset retirement	—	—	—	—	3,200

Adjusted EBITDA	$310,274	$194,200	$173,018	$175,707	$170,103

NOTE 5 –	Combined attendance includes attendance figures from the twelve amusement parks, five separately gated outdoor water parks, and Star Trek: The Experience.

NOTE 6 –	Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from these statistics.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
On June 30, 2006, we completed the acquisition of all outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation. Upon closing of the transaction, we acquired, indirectly through our wholly owned subsidiary Magnum Management Corporation the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. We also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy,

California. The acquisition represents a major strategic event in Cedar Fair’s history and is expected to result in cost synergies as well as future growth opportunities. The results of PPI operations have been included in the Consolidated Financial Statements from June 30, 2006, the date of acquisition. Further discussion of the PPI transaction can be found under Note 3 to the Consolidated Financial Statements. Results of operations also include Geauga Lake since its acquisition in April of 2004.
With the acquisition of PPI, we are now 18 distinct locations, covering a much larger and diversified footprint. In order to efficiently manage our properties and communicate our results, we have created regional designations for our parks. The Northern Region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan’s Adventure. The Southern Region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our Western Region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.
The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2006		2005		2004
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$459.5	55.3%	$292.4	51.4%	$276.8	51.1%
Food, merchandise and games	306.9	36.9%	219.1	38.5%	211.2	38.9%
Accommodations and other	65.0	7.8%	57.2	10.1%	54.0	10.0%

Net revenues	831.4	100.0%	568.7	100.0%	542.0	100.0%

Cash operating costs and expenses	521.1	62.7%	374.5	65.9%	369.0	68.1%

Adjusted EBITDA (1)	310.3	37.3%	194.2	34.1%	173.0	31.9%

Depreciation and amortization	90.7	10.9%	55.8	9.8%	50.7	9.4%
Other non-cash costs	0.1	0.0%	1.1	0.2%	4.5	0.8%

Operating income	219.5	26.4%	137.3	24.1%	117.8	21.7%

Interest and other expense, net	88.2	10.6%	25.7	4.5%	20.8	3.8%
Loss on early extinguishment of debt	4.7	0.6%	—	—	—	—

Provision (benefit) for taxes	39.1	4.7%	(49.3)	(8.7%)	18.7	3.4%

Net income	$87.5	10.5%	$160.9	28.3%	$78.3	14.5%

Selective Statistical Information:
Combined attendance (in thousands)		19,317		12,738		12,635
Combined in-park guest per capita spending		$38.71		$37.68		$36.59

(1)	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. For additional information regarding adjusted EBITDA, including a reconciliation of adjusted EBITDA to operating income (the most comparable financial measure), see Note 4 in Item 6, “Selected Financial Data,” on page 13.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the consolidated financial statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results or involve a higher degree of judgment and complexity (see Note 2 to our Consolidated Financial Statements for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and, as a result, actual results could differ from these estimates and assumptions. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses.
Accounting for Business Combinations
Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.
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
Derivative Financial Instruments
Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We only have limited involvement with derivative financial instruments and do not use them for trading purposes.
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

Results of Operations
2006 vs. 2005
Our results for 2006 are not directly comparable to the prior year due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations are primarily due to this acquisition, we will also discuss operating results for 2006 on a same-park basis compared to 2005.
The following table presents key operating and financial information for the years ended December 31, 2006 and 2005.

	All Properties (a)	Same Park Comparison (b)
				Increase (Decrease)
	12/31/06	12/31/06	12/31/05	$	%
	(Amounts in thousands except per capita spending)
Attendance	19,317	12,618	12,738	(120)	(0.9)
Per capita spending	$38.71	$37.82	$37.68	$0.14	0.4
Out-of-park revenues	$103,553	$98,104	$97,091	$1,013	1.0

Net revenues	$831,389	$566,480	$568,707	$(2,227)	(0.4)
Cash operating costs and expenses	521,115	376,130	374,507	1,623	0.4
Depreciation and amortization	90,703	57,492	55,765	1,727	3.1
Non-cash compensation expense	75	75	1,113	(1,038)	(93.3)

Operating income	$219,496	$132,783	$137,322	$(4,539)	(3.3)

(a)	Includes results for all owned and/or managed properties as of December 31, 2006.

(b)	Same park comparison includes properties owned and operated for the full year in 2006 and 2005 and excludes the acquired parks.
Same-Park Comparison:
Consolidated net revenues in 2006 on a same-park basis decreased slightly to $566.5 million from $568.7 million in 2005. The decrease in net revenues was the result of a 1% decrease in combined attendance, a 1% increase in out-of-park revenues and average guest per capita spending which increased slightly. The small decrease in attendance and revenues is primarily due to performance at some of our Northern Region parks. This region was impacted by a continued soft economy coupled with higher gas prices throughout the 2006 operating season. This decrease was partially offset by increased attendance and per capita spending at other parks within the region. The Southern Region, which benefited from a world-class roller coaster introduced at Worlds of Fun, increased attendance and revenues over 10%, while the Western Region parks increased their in-park and out-of-park revenues on relatively steady attendance.
Excluding depreciation, amortization and other non-cash charges, total cash operating costs and expenses, on a same-park basis, increased slightly to $376.1 million from $374.5 million in 2005. The increase was attributable to higher operating costs in our Southern Region due in part to higher attendance, somewhat offset by reduced operating costs at Geauga Lake.
After higher depreciation, offset by lower non-cash charge for unit options, operating income for 2006 on a same-park basis decreased 3% to $132.8 million from $137.3 million a year ago.

Because we strongly emphasize generating cash flow for distributions to our unitholders, a meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits (for additional information regarding adjusted EBITDA and a reconciliation to net income, see Note 4 in Item 6, “Selected Financial Data,” on page 13). In 2006, adjusted EBITDA on a same-park basis decreased 2%, or $3.8 million, to $190.4 million, in large part due to a decrease in operating profits from some of our Northern Region parks. This decrease was offset slightly by improved results at other parks within the Northern Region, our Southern Region parks, where a new world-class roller coaster was introduced at Worlds of Fun, and our Western parks, where in-park and out-of-park spending increased year-over-year. Based on these results, our consolidated adjusted EBITDA margin in 2006 on a same-park basis decreased to 33.6% from 34.1% in 2005.
All Properties:
On a combined basis including the newly acquired parks, consolidated net revenues for 2006 were $831.4 million. Excluding depreciation and other non-cash charges, combined operating costs and expenses were $521.1 million. After depreciation and a small non-cash charge for unit options, operating income for 2006, was $219.5 million compared with $137.3 million in 2005.
Interest expense for the year increased $62.1 million to $88.3 million, due to the acquisition financing and refinancing of existing debt. As part of the refinancing of existing debt, we recognized a loss on the early extinguishment of debt of $4.7 million. Further discussion of this transaction can be found in the “Liquidity and Capital Resources” section and in Note 3 to the Consolidated Financial Statements.
A provision for taxes of $39.1 million was recorded to account for the tax attributes of our corporate subsidiaries ($31.2 million) and publicly traded partnership (PTP) taxes ($7.9 million). This compares with a benefit for taxes of $49.3 for 2005, when we reversed $62.6 million of contingent liabilities related to PTP taxes.
After interest expense and provision for taxes, combined net income for the period totaled $87.5 million, or $1.59 per diluted limited partner unit, compared with net income of $160.9 million, or $2.93 per unit, a year ago.
2005 vs. 2004
Consolidated net revenues in 2005 increased 5%, or $26.7 million, to $568.7 million. The increase in net revenues was the result of a 1% increase in combined attendance across our 12 properties (to 12.7 million from 12.6 million in 2004), a 3% increase in average in-park guest per capita spending (to $37.68 from $36.59 in 2004), and a 12%, or $10.2 million, increase in out-of-park revenues. Although combined attendance increased only 1%, or approximately 100,000 visits, in-park revenues increased approximately $16.5 million on the strength of improved average in-park guest per capita spending. The increase in out-of-park revenues was due to the first full-year performance of the Castaway Bay Indoor Waterpark resort, as well as improved results at our Knott’s Berry Farm Resort Hotel and the introduction of a new T.G.I. Friday’s restaurant at Knott’s in July of 2005.
The increase in attendance in 2005 was led by strong performances from Dorney Park and Michigan’s Adventure, both of which introduced successful new attractions this season, and our two Midwest water parks, which benefited from a hot, dry summer. These gains helped offset attendance shortfalls at our Cedar Point, Valleyfair and Worlds of Fun amusement parks. For the year, combined attendance at our seven amusement parks was unchanged at 11.3 million guests, and attendance at our five water parks totaled 1.5 million guests, up 7% between years. The 3% increase in our average in-park guest per capita spending level in 2005 was principally due to increased admission revenues at our amusement parks.
Excluding depreciation and all other non-cash charges, total operating costs and expenses in 2005 increased 1.5%, or $5.5 million, to $374.5 million from $369.0 million in 2004. This was primarily due to the additional operating costs and expenses of Geauga Lake, which was acquired in April 2004, and the incremental operating costs of Castaway Bay, which opened in November 2004. As a percent of revenues, operating costs decreased between years. After depreciation and a $1.1 million non-cash charge for unit options, operating income in 2005 increased

17% to $137.3 million from $117.8 million a year ago. This increase is primarily attributable to the strong results at Knott’s Berry Farm and Dorney Park.
In 2005, adjusted EBITDA increased 12%, or $21.2 million, to $194.2 million, in large part due to improved operating results at Knott’s Berry Farm. Increased attendance and strong operating results at Dorney Park and Michigan’s Adventure also contributed nicely. Our consolidated adjusted EBITDA margin in 2005 increased to 34.1% from 31.9% in 2004, with adjusted EBITDA margins improving at all of our parks due to a continued focus on controlling operating costs and expenses.
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
After non-cash credits, interest expense and provision for taxes, net income for 2005 totaled $160.9 million, or $2.93 per diluted limited partner unit, compared to net income of $78.3 million, or $1.47 per unit, in 2004.
Reflected in the 2005 provision for taxes is the reversal of $62.6 million of contingent liabilities recorded from 1998 through 2004 related to PTP taxes. The accrual was established when the PTP taxes first came into effect, because we could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, we have more complete evidence as to how the taxes are imposed, including the completion of examinations of our tax filings. Based on this evidence, we determined that the accrual was no longer required and reversed the $62.6 million of contingent liabilities back into income in 2005. The adjustment to the PTP tax accrual, which was partially offset by PTP taxes payable for the year and the impact of the tax attributes of our corporate subsidiaries, resulted in a 2005 net credit for taxes of $49.3 million, which is composed of a $53.6 million credit and a $4.3 million provision, for the PTP tax and income taxes, respectively. It is important to note that since this is a reversal of a previously recorded accrual, it has no affect on our cash flow in the current period. Excluding the impact of reversing the PTP tax accrual and computing a 2005 accrual consistent with the treatment applied in 2004, net income for the year would have been $87.6 million, or $1.59 per diluted limited partner unit, up $9.3 million, or 12%, from 2004.
Liquidity and Capital Resources
We ended 2006 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.5 at December 31, 2006 is the result of our highly seasonal business offset somewhat by the recent refinancing of debt due to the acquisition of PPI on June 30, 2006. Further discussion of this transaction can be found in Note 3 to the Consolidated Financial Statements. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.
Operating Activities
Net cash from operating activities in 2006 increased $5.9 million to $166.4 million compared with $160.5 million in 2005. The increase in operating cash flows is primarily attributable to the operation of the newly acquired parks, substantially offset by higher cash interest payments.
In 2005, net cash from operating activities increased $12.3 million to $160.5 million from $148.2 million in 2004. This increase reflects an increase in operating profit of $19.5 million between years, offset by changes in working capital and higher cash interest payments.

Investing Activities
Investing activities consist principally of acquisitions and capital investments we make in our park and resort properties. During 2006, net cash used for investing activities totaled $1,312.9 million, compared to $75.7 million in 2005 and $220.1 million in 2004. The significant increase in net cash for investing activities in 2006 is primarily attributable to the acquisition of PPI. The amount reported in 2004 includes the acquisition of Geauga Lake.
Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.
For the 2007 operating season, we are investing approximately $83 million in capital improvements at our 18 properties, including the addition of world-class roller coasters at Cedar Point, Kings Island and Valleyfair. The 2007 program will also include new water attractions at Kings Dominion and a new spinning coaster at Knott’s Berry Farm.
In addition to adding great new thrill rides, we are also investing in other capital improvements across our parks, including additional rides and attractions, restaurant renovations, new games and other general improvements.
We believe the combination of a strong capital program, our first full year of operating the newly acquired parks, and our continued focus on guest service, will improve attendance, per capita and operating results company wide in 2007. However, stable population trends in the parks’ market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance.
Financing Activities
Net cash from financing activities totaled $1,173.3 million in 2006, compared to net cash utilized of $83.8 million in 2005 and net cash from financing activities of $73.1 million in 2004. The significant increase in cash from financing activities is attributable to higher borrowings to fund the PPI acquisition.
Capital Resources
In June 2006, and as amended in August 2006, in connection with the acquisition of PPI we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement, reducing interest rate spreads on the term borrowings by 50 basis points (bps). The 50 bps reduction in interest rate is expected to save us approximately $8.0 million in cash interest costs annually.
The credit facilities provided under the Credit Agreement include a $1,475 million U.S. term loan, $310 million in U.S. revolving loan commitments, a $270 million Canadian term loan and $35 million in Canadian revolving loan commitments.
Under the amended agreement, U.S. denominated loans made under the U.S. and Canadian revolving loan commitments currently bear interest at a rate based on LIBOR plus 250 bps. Canadian denominated loans made under the Canadian revolving commitments currently bear interest at a rate based on Bankers’ Acceptance plus 250 bps. All term debt currently bears interest at either a rate based on LIBOR plus 200 bps or a rate based on a prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012 and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012 and amortizes at a rate of $2.7 million per year. The U.S. revolving commitment and the Canadian revolving commitment expire on August 30, 2011. The credit agreement also provides for the issuance of documentary and standby letters of credit.

At December 31, 2006, we had $1,736.3 million of variable-rate term debt and $40.9 million in borrowings under the revolving credit facility. During 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our variable-rate debt to a fixed-rate of 7.6%, after taking into account the February 2007 amendment to the credit agreement. During 2006 we also entered into two cross-currency swap agreements to manage our foreign currency risk exposure on term debt borrowings related to our wholly owned Canadian subsidiary. In February 2007, we terminated the two cross-currency swaps and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively convert $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt.
Of the total term debt, $17.5 million is scheduled to mature in 2007. Based on interest rates in effect at year-end for variable-rate debt, cash interest payments for 2007 would total approximately $136 million, 54% higher than interest paid in 2006, which included only six months of interest payments from the acquisition of the Paramount Parks. In addition, cash distributions in 2007, at the current rate of $1.88 per unit, would total approximately $102 million, 1% higher than the distributions paid in 2006.
Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, debt service, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.
Contractual Obligations
The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2006 (in millions):

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$2,491.9	$148.5	$293.0	$327.7	$1,722.7
Capital expenditures (2)	41.6	35.6	6.0	—	—
Lease & other obligations (3)	34.3	19.7	12.8	0.6	1.2

Total	$2,567.8	$203.8	$311.8	$328.3	$1,723.9

(1)	Represents maturities on long-term debt obligations, plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2006.

(3)	Represents contractual lease and purchase obligations in place at year-end.
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

At December 31, 2006, $1,268.7 million or 71% of our outstanding long-term debt had been converted to fixed-rate debt through the use of interest rate swap agreements and cross-currency interest rate swap agreements (as discussed in “Capital Resources” above) and $508.5 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt would be approximately $5.3 million as of December 31, 2006.
Except for its cross-currency interest rate swap agreements, which hedge a substantial portion of its Canadian subsidiary’s debt, the Partnership is exposed to foreign currency translation on its operations in Canada. The Partnership does not expect currency translation will have a material adverse effect on its financial condition, results of operations or cash flows.
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
Forward Looking Statements
Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in this Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Reference is made to the information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Quarterly operating results for 2006 and 2005, are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted

2006
1st Quarter	$23,945	$(27,694)	$(26,504)	$(0.49)	$(0.49)
2nd Quarter	145,429	19,872	11,060	0.21	0.20
3rd Quarter	542,149	229,201	132,903	2.46	2.42
4th Quarter	119,866	(1,883)	(29,982)	(0.55)	(0.55)

	$831,389	$219,496	$87,477	$1.62	$1.59

2005
1st Quarter	$24,801	$(27,445)	$(24,564)	$(0.46)	$(0.46)
2nd Quarter	148,852	22,361	12,270	0.23	0.22
3rd Quarter	317,025	136,173	170,831	3.18	3.11
4th Quarter	78,029	6,233	2,315	0.04	0.04

	$568,707	$137,322	$160,852	$3.00	$2.93

Note:	To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

Report of Independent Registered Public Accounting Firm
To the Partners of Cedar Fair, L.P.:
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 28, 2007

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/06	12/31/05
ASSETS
Current Assets:
Cash and cash equivalents	$30,203	$4,421
Receivables	21,796	7,259
Inventories	26,377	17,678
Prepaids and other current assets	26,132	11,252

	104,508	40,610

Property and Equipment:
Land	325,617	174,081
Land improvements	315,406	163,952
Buildings	580,588	308,748
Rides and equipment	1,237,790	714,862
Construction in progress	25,288	23,434

	2,484,689	1,385,077
Less accumulated depreciation	(498,980)	(417,821)

	1,985,709	967,256
Goodwill	314,057	9,061
Other Intangibles, net	64,837	985
Other Assets	41,810	6,882

	$2,510,921	$1,024,794

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$20,000
Accounts payable	19,764	16,590
Distribution payable to partners	—	24,747
Deferred revenue	19,490	10,794
Accrued interest	1,345	6,698
Accrued taxes	38,632	21,395
Accrued salaries, wages and benefits	27,537	14,021
Self-insurance reserves	22,124	14,386
Other accrued liabilities	12,916	2,102

	159,258	130,733
Deferred Tax Liability	146,801	—
Other Liabilities	34,534	8,977
Long-Term Debt:
Revolving credit loans	40,888	105,850
Term debt	1,718,825	345,000

	1,759,713	450,850

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	1
Limited partners, 54,092 and 53,797 units outstanding at December 31, 2006 and December 31, 2005, respectively	440,516	428,943
Accumulated other comprehensive loss	(35,192)	—

	410,615	434,234

	$2,510,921	$1,024,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

For the years ended December 31,	2006	2005	2004
Net revenues:
Admissions	$459,475	$292,408	$276,761
Food, merchandise, and games	306,914	219,094	211,260
Accommodations and other	65,000	57,205	53,951

	831,389	568,707	541,972

Costs and expenses:
Cost of food, merchandise and games revenues	80,202	57,606	56,721
Operating expenses	340,264	243,643	242,062
Selling, general and administrative	100,724	74,371	74,669
Depreciation and amortization	90,703	55,765	50,690

	611,893	431,385	424,142

Operating income	219,496	137,322	117,830
Interest expense	88,294	26,205	25,263
Loss on early extinguishment of debt	4,697	—	—
Other income	(59)	(459)	(4,463)

Income before taxes	126,564	111,576	97,030
Provision (benefit) for taxes	39,087	(49,276)	18,715

Net income	$87,477	$160,852	$78,315
Net income (loss) allocated to general partner	1	2	(32)

Net income allocated to limited partners	$87,476	$160,850	$78,347

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding — basic	53,957	53,659	51,968
Net income per limited partner unit — basic	$1.62	$3.00	$1.51

Weighted average limited partner units outstanding — diluted	54,872	54,950	53,315
Net income per limited partner unit — diluted	$1.59	$2.93	$1.47

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2006	2005	2004
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$87,477	$160,852	$78,315
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90,703	55,765	50,690
Non-cash unit option expense	75	1,113	4,498
Loss on early extinguishment of debt	4,697	—	—
Other non-cash (income) expense	3,486	76	(4,432)
Deferred income taxes	12,573	(3,071)	—
Excess tax benefit from unit-based compensation expense	(946)	—	—
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in current assets	34,467	(3,511)	(976)
(Increase) decrease in other assets	1,731	(5,915)	(550)
Increase (decrease) in accounts payable	(26,582)	5,786	(1,047)
Increase (decrease) in accrued taxes	10,280	(49,906)	12,735
Increase in self-insurance reserves	523	128	3,357
Increase (decrease) in deferred revenue and other current liabilities	(46,980)	(538)	2,083
Increase (decrease) in other liabilities	(5,080)	(231)	3,488

Net cash from operating activities	166,424	160,548	148,161

CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	(1,253,461)	—	—
Acquisition of Geauga Lake assets	—	—	(144,269)
Capital expenditures	(59,458)	(75,655)	(75,878)

Net cash (for) investing activities	(1,312,919)	(75,655)	(220,147)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisition of Paramount Parks:
Term debt borrowings	1,745,000	—	—
Payment of debt issuance costs	(27,842)	—	—
Net proceeds from public offering of limited partnership units	—	—	73,268
Net borrowings (payments) on revolving credit loans	(64,962)	30,450	37,650
Term debt borrowings	—	—	75,000
Term debt payments, including early termination penalties	(379,778)	(20,000)	(20,000)
Distributions paid to partners	(100,830)	(98,122)	(92,151)
Termination of interest rate swap agreements	—	2,981	—
Exercise of limited partnership unit options	749	866	86
Excess tax benefit from unit-based compensation expense	946	—	—
Cash paid in repurchase of 0.1% general partner interest	—	—	(708)

Net cash from (for) financing activities	1,173,283	(83,825)	73,145

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,006)	—	—

CASH AND CASH EQUIVALENTS
Net increase for the year	25,782	1,068	1,159
Balance, beginning of year	4,421	3,353	2,194

Balance, end of year	$30,203	$4,421	$3,353

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$90,886	$26,364	$24,027
Interest capitalized	1,158	602	1,214
Cash payments for income taxes	9,736	8,752	8,832
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2006	2005	2004
Limited Partnership Units Outstanding
Beginning balance	53,797	53,480	50,673
Limited partnership unit options exercised	281	294	150
Issuance of limited partnership units as compensation	14	23	1
Issuance of limited partnership units to repurchase 0.1% general partner interest	—	—	89
Sale of limited partnership units	—	—	2,567

	54,092	53,797	53,480

Limited Partners’ Equity

Beginning balance	$428,943	$365,193	$303,536
Net income	87,476	160,850	78,347
Partnership distribution declared (2006 - $1.41; 2005 - $1.84; 2004 - $1.80 per limited partner unit)	(76,098)	(98,802)	(93,874)
Expense recognized for limited partnership unit options	75	1,113	4,498
Limited partnership unit options exercised	749	866	86
Tax effect of units involved in option exercises and treasury unit transactions	(1,040)	(1,031)	—
Issuance of limited partnership units as compensation	411	754	31
Repurchase of 0.1% general partner interest	—	—	(699)
Net proceeds from sale of limited partnership units	—	—	73,268

	440,516	428,943	365,193

General Partner’s Equity
Beginning balance	1	—	65
Net income (loss)	1	2	(32)
Partnership distribution declared	(1)	(1)	(24)
Repurchase of 0.1% general partner interest	—	—	(9)

	1	1	—

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	—	—	—
Current year activity, net of tax ($1,167)	(2,039)	—	—

	(2,039)	—	—

Unrealized loss on cash flow hedging derivatives:
Beginning balance	—	—	—
Current year activity, net of tax ($3,026)	(33,153)	—	—

	(33,153)	—	—

	(35,192)	—	—

Total Partners’ Equity	$410,615	$434,234	$370,483

Summary of Comprehensive Income
Net income	$87,477	$160,852	$78,315
Other comprehensive loss	(35,192)	—	—

Total Comprehensive Income	$52,285	$160,852	$78,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements
(1) Partnership Organization:
Cedar Fair, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership’s general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The General Partner owns a 0.001% interest in the Partnership’s income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2006, there were 54,091,712 outstanding limited partnership units registered on The New York Stock Exchange, net of 270,271 units held in treasury.
The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership’s available cash, as defined.
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
Foreign Currency The financial statements of the Partnership’s Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in partners’ equity. Transaction gains and losses included in the consolidated statements of operations were not material.
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
Inventories The Partnership’s inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.
Property and Equipment Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $90.0 million in 2006, $55.2 million in 2005, and $50.1 million in 2004.

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
The weighted average useful lives combining both methods are approximately:

Land improvements	21 Years
Buildings	24 Years
Rides	17 Years
Equipment	9 Years
Impairment of Long-Lived Assets Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.
Goodwill Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. Goodwill is reviewed annually for impairment. Goodwill related to parks acquired prior to 2006 is tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2006 and determined that goodwill is not impaired. Goodwill related to the Paramount Parks acquisition (see Note 3) will be tested for impairment as of April 1, 2007.
Intangible Assets The Partnership’s intangible assets consist primarily of trade-names. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with SFAS No. 142, the Partnership determined that the trade-names had indefinite lives. Pursuant to SFAS No. 142, indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually or more frequently if impairment indicators arise. The trade-names relate to the acquisition of Paramount Parks and will be tested for impairment as of April 1, 2007.
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
Derivative Financial Instruments The Partnership is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, it may enter into derivative transactions pursuant to its overall financial risk management program. The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes.

The Partnership accounts for the use of derivative financial instruments according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed-rate debt, designated as fair value hedges, the effective portion of the change in fair value of the derivative instrument is reported in “Other assets” or “Other liabilities” with a corresponding adjustment to the liability being hedged. For the ineffective portion of a derivative, the change in fair value, if any, is recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.
Revenue Recognition Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.
Advertising Costs The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park’s operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $41.4 million in 2006, $35.4 million in 2005 and $34.5 million in 2004. Amounts incurred through year-end for the following year’s advertising programs are included in prepaid expenses.
Unit-Based Compensation Effective January 1, 2003, the Partnership began to account for unit options under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2004, SFAS No. 123 was reissued as SFAS No. 123R, “Share-Based Payment,” which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Generally, the approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. The Partnership adopted SFAS No. 123R effective January 1, 2006 following the modified prospective method. Because the vast majority of its outstanding unit options were already fully vested, the adoption of this standard did not have a material effect on its financial statements. The Partnership uses a binomial option-pricing model for all grant date estimations of fair value under SFAS No. 123 and SFAS No. 123R.
Income Taxes The Partnership’s legal structure includes both partnerships and corporate subsidiaries. The Partnership itself is not subject to corporate income taxes; rather the Partnership’s tax attributes (except those of its corporate subsidiaries) are included in the tax returns of its partners. The Partnership’s corporate subsidiaries are subject to entity-level income taxes.
Neither the Partnership’s financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as “passive income” for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

Earnings Per Unit For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2006	2005	2004
(In thousands except per unit amounts)
Basic weighted average units outstanding	53,957	53,659	51,968
Effect of dilutive units:
Unit options (Note 7)	743	1,123	1,163
Phantom units (Note 7)	171	168	184

Diluted weighted average units outstanding	54,872	54,950	53,315

Net income per unit – basic	$1.62	$3.00	$1.51

Net income per unit – diluted	$1.59	$2.93	$1.47

Weighted average unit options of 30,950 in 2006 were excluded from the diluted earnings per unit calculation, as they were anti-dilutive. No unit options were excluded from the 2005 or 2004 calculations.
(3) Acquisitions:
On June 30, 2006, the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation in a cash transaction valued at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital, which have yet to be finalized. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure located in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California.
The PPI results of operations since June 30, 2006 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The Partnership is in the process of obtaining third-party valuations of certain tangible and intangible assets, as well as developing its plan of integration; thus the allocation of the purchase price to assets and liabilities is subject to adjustment.
The following table shows the preliminary total purchase cost allocation and resulting goodwill:

(In thousands)	June 30, 2006

Current assets	$68,448
Property and equipment	1,065,258
Goodwill	309,905
Intangibles and other assets	77,160
Current liabilities	119,557
Deferred taxes and other liabilities	146,985
In connection with the acquisition of PPI, the Partnership terminated its existing term debt and revolving credit agreements and entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). For additional information regarding the Credit Agreement, see the discussion on Long-Term Debt in Note 5.

The Partnership’s consolidated financial statements include the results of operations of PPI since June 30, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Partnership on a pro forma basis, as if the PPI acquisition had occurred at the beginning of the periods presented.

(In thousands, except per unit amounts)	12/31/06	12/31/05
Net revenues	$991,584	$994,518
Operating income	214,201	182,630
Income before taxes	59,706	36,296
Net income	35,427	91,103
Net income per unit – diluted	$0.65	$1.66
The pro forma results include depreciation and amortization of fair value adjustments on property and newly created definite-lived intangibles and post-acquisition related charges. The pro forma results presented do not reflect cost savings, or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. Reflected in the 2005 results is a one time reversal of $62.6 million in contingent liabilities related to publicly traded partnership (PTP) taxes.
On April 8, 2004, the Partnership completed the acquisition of Six Flags Worlds of Adventure, located near Cleveland, Ohio, from Six Flags, Inc., in a cash transaction valued at $144.3 million. The transaction involved the acquisition of substantially all of the assets of the park, including the adjacent hotel and campground, but excluded all animals located at the park, all personal property assets directly related to those animals, the use of the name “Six Flags” and the intellectual property related to that name, and the license to use Warner Bros. characters, all of which were retained by Six Flags. The Partnership assumed the complete operations and management of the park as of April 9, 2004 and renamed the park “Geauga Lake.” The transaction was financed with $75 million of term debt borrowings at a fixed rate of 4.72% and an average term of nine years, with the balance initially financed through the Partnership’s expanded revolving credit agreement with a group of banks.
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
Geauga Lake’s assets, liabilities and results of operations since April 9, 2004 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly the purchase price has been allocated to property and equipment ($144.2 million), inventories ($1.0 million) and current liabilities ($0.9 million) based upon their estimated fair values at the date of acquisition. Pro forma information related to this acquisition has not been presented in the financial statements as the effect of the acquisition was deemed not to be significant.
(4) Goodwill and Other Intangible Assets:
As further described in Note 3, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

Balance at December 31, 2004	$9,061

Balance at December 31, 2005	9,061
Acquisition	309,905
Translation and other adjustments	(4,909)

Balance at December 31, 2006	$314,057

The Partnership’s other intangible assets consisted of the following at December 31, 2006:

	Weighted
	Average		Gross		Net
	Amortization		Carrying	Accumulated	Carrying
(In thousands)	Period		Amount	Amortization	Value
Other intangible assets:
Trade names	—		$51,526	$—	$51,526
License / franchise agreements	10.0	years	14,146	1,015	12,057
Non-compete agreements	5.0	years	200	20	180

Total other intangible assets	9.9	years	$65,872	$1,035	$64,837

Amortization expense of other intangible assets for 2006 was $703,000. Amortization expense of other intangible assets at December 31, 2006, is expected to total $1.3 million from 2007 through 2011.
(5) Long-Term Debt:
Long-term debt at December 31, 2006 and 2005 consisted of the following:

(In thousands)	2006	2005

Revolving credit loans	$40,888	$105,850
Term debt:
June 2006 U.S. term loan at 8.16% average rate (due 2007-2012)	1,467,625	—
June 2006 Canadian term loan at 7.85% average rate (due 2007-2012)	268,650	—
August 1994 senior notes at 8.43% (due 2006)	—	10,000
January 1998 senior notes at 6.68% (due 2007-2011)	—	50,000
August 2001 senior notes at 6.40% (due 2006-2008)	—	30,000
February 2002 senior notes at 6.44% average rate (due 2007-2015)	—	100,000
December 2003 senior notes at 5.38% average rate (due 2009-2018)	—	100,000
April 2004 senior notes at 4.72% (due 2011-2015)	—	75,000

	1,777,163	470,850
Less current portion	17,450	20,000

	$1,759,713	$450,850

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI, the Partnership entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). On February 15, 2007 the Partnership amended the Credit Agreement reducing interest rate spreads on term borrowings under the agreement by 50 basis points (bps) and extending the maturity of the Canadian term loan six months. The facilities provided under the Credit Agreement are collateralized by substantially all of the assets of the Partnership.
Revolving Credit Loans Under the amended Credit Agreement the Partnership has available a $310.0 million U.S. revolving loan commitments and a $35.0 million Canadian revolving loan commitments through August 30, 2011. As of December 31, 2006, borrowings under the credit facilities were $40.9 million at an effective rate of 7.3%. The maximum outstanding revolving credit balance during 2006 was $228.3 million under the credit facilities.
U.S. denominated borrowings under the U.S. revolving loan commitments and the Canadian revolving loan commitments bear interest at either a rate based on LIBOR plus a margin ranging from 175 to 250 basis points (bps) per annum or a rate based prime plus a margin ranging from 75 to 150 bps. Canadian denominated borrowings under the Canadian revolving loan commitments bear interest at either a rate based on Bankers’ Acceptance plus a margin ranging from 75 to 250 bps per annum or a rate based on the Canadian Prime Rate plus a margin ranging from 75 to 150 bps. The agreement also requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities. The amended Credit Agreement also provides for the issuance of documentary and standby letters of credit.
Term Debt The credit facilities provided under the amended Credit Agreement also include a $1,467.6 million U.S. term loan and a $268.7 million Canadian term loan as of December 31, 2006. All term debt bears interest at either a rate based on LIBOR plus 200 bps or a rate based on the prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012, and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012, and amortizes at a rate of $2.7 million per year.
At December 31, 2006, taking into account the effect of the February 2007 amendment to the Credit Agreement, the scheduled annual maturities of term debt were as follows (in thousands):

2007	$17,450
2008	17,450
2009	17,450
2010	17,450
2011	17,450
Thereafter	1,649,025

$1,736,275

The fair value of the aggregate future repayments on term debt at December 31, 2006, was approximately $1,688.2 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The Partnership may prepay its debt without premium or penalty at any time.
The Partnership’s policy is to capitalize interest on major construction projects. Interest of $1.2 million, $0.6 million and $1.2 million was capitalized in 2006, 2005 and 2004, respectively.
Covenants Under the terms of the amended Credit Agreement, the Partnership, among other restrictions, is required to remain below a specified level of leverage, and above a minimum fixed charge coverage ratio. It is also required to comply with certain distribution coverage ratios. The Partnership was in compliance with all covenants as of December 31, 2006.
(6) Derivative Financial Instruments:
During 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6% after the February 2007 amendment to the Credit Agreement. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2006, which was obtained from broker quotes, was recorded as a liability of $27.8 million in “Other Liabilities” on the balance sheet. No ineffectiveness was recorded in 2006.
In October 2006, the Partnership entered into two cross-currency swap agreements to manage its foreign currency risk exposure on term debt borrowings related to its wholly owned Canadian subsidiary. The cross-currency swaps effectively convert $268.7 million of debt, and the associated interest payments, from variable U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.9% fixed-rate Canadian dollar denominated debt. The terms of the cross-currency swaps mirror the terms of the underlying term debt. The Partnership designated the cross currency swaps as foreign currency cash flow hedges. The fair value of the cross-currency swaps was an asset of $4.3 at December 31, 2006. This asset was recorded in “Other Assets” on the balance sheet. No ineffectiveness was recorded in 2006. The Partnership subsequently terminated these two swaps in February 2007 and received $3.9 million in cash upon termination. The swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt.

(7) Partners’ Equity:
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
Equity-Based Incentive Plans In August 2000, the Partnership’s unitholders approved the establishment of an Equity Incentive Plan (the “Plan”) allowing the award of up to 4.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. Grants are generally made by the Compensation Committee during regularly scheduled meetings. As of December 31, 2006, 1.5 million units remained available for issuance under the Plan.
Unit Options Options are issued with an exercise price no less than the market price of the Partnership’s units on the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2006, the Partnership had 1,034,900 variable-price options and 432,950 fixed-price options outstanding under the Plan. There were no unit options granted in 2006, 2005 or 2004.
Approximately $75,000, $1.1 million and $4.5 million in non-cash compensation expense related to unit options was recognized in 2006, 2005 and 2004, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.
Prior to the adoption of SFAS No. 123(R), the Partnership presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, the benefit of tax deductions in excess of recognized compensation cost included in net financing cash flows for the year ended December 31, 2006 was $946,000.
The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2007, based on estimates of option exercises for that period. A summary of unit option activity is presented below:

	2006
		Weighted
		Average
		Exercise
	Unit Options	Price

Outstanding, beginning of year	1,894,330	$13.59
Granted	—	—
Exercised	(424,080)	10.67
Forfeited	(2,400)	22.34

Outstanding, end of year	1,467,850	$12.77

Options exercisable, end of year	1,401,850	$12.21

Cash received from unit option exercises totaled $749,000 in 2006, $866,000 in 2005, and $86,000 in 2004.

The following table summarizes information about unit options outstanding at December 31, 2006:

Options Outstanding					Options Vested
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Range of		Contractual	Exercise		Exercise
Type	Exercise Prices	Unit Options	Life	Price	Unit Options	Price

Variable	$7.39 - $22.96	1,034,900	3.2 years	$8.55	1,030,573	$8.49
Fixed	$17.85 - $28.45	432,950	4.9 years	22.86	410,515	22.69

Outstanding at year-end	$7.39 - $28.45	1,467,850	3.7 years	$12.77	1,441,088	$12.53

Aggregate intrinsic value		$22,094,166			$22,031,570

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $6.8 million, $8.2 million, and $4.8 million, respectively.
A summary of the status of the Partnership’s nonvested unit options at December 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Unit Options	Fair Value

Nonvested, beginning of year	96,877	$2.98
Granted	—	—
Vested	(68,565)	2.83
Forfeited	(1,550)	2.68

Nonvested, end of year	26,762	$3.41

As of December 31, 2006, unrecognized compensation cost related to unit options totaled approximately $91,300. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of units vested during 2006 was approximately $193,800.
Senior Management Long-Term Incentive Compensation In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of “phantom units” are made based upon the Partnership’s operating performance. The awards accrue additional “phantom units” on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as half of the awards are expected to be settled in limited partnership units. Approximately $2.3 million, $1.4 million and $1.1 million in compensation expense related to “phantom units” was recognized in 2006, 2005 and 2004, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.
During 2006, 74,862 “phantom units” were awarded at a grant price of $28.96 per unit. At year-end, the Partnership had 240,632 phantom units outstanding, 206,188 of which were vested, at a weighted average price of $27.82 per unit. The aggregate market value of the “phantom units” vested at year-end, which has been reflected on the balance sheet in “Other liabilities,” was $5.7 million in 2006 and $5.5 million in 2005. At December 31, 2006, unamortized compensation related to unvested phantom unit awards totaled $958,221, which is expected to be amortized over a weighted average period of 2.7 years.
(8) Retirement Plans:
The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $3,411,000 in 2006, $2,742,000 in 2005 and $3,556,000 in 2004. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1,489,000 in 2006, $1,246,000 in 2005 and $754,000 in 2004.
In addition, approximately 135 employees are covered by union-sponsored, multi-employer pension plans for which approximately $767,000, $660,000 and $654,000 were contributed for the years ended December 31, 2006, 2005, and 2004, respectively. The Partnership believes that, as of December 31, 2006, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.
(9) Income and Partnership Taxes
Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a new tax (the PTP tax) levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. Also, under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on the Partnership’s corporate subsidiaries. The Partnership’s 2006 tax provision is $39.1 million, which is composed of $7.9 million and $31.2 million, for the PTP tax and income taxes, respectively.
Reflected in the 2005 provision for taxes is the reversal of $62.6 million of contingent liabilities recorded from 1998 through 2004 related to PTP taxes. The accrual was established when the PTP taxes first came into effect, because the Partnership could not be certain at that time how the taxes would be applied. Now after a number of years of filing returns, management has more complete evidence as to how the taxes are imposed, including the completion of examinations of the Partnership’s tax filings. Based on this evidence, management determined that the accrual was no longer required and reversed the $62.6 million of contingent liabilities into income in 2005. The adjustment to the PTP tax accrual, which was partially offset by PTP taxes payable for the year and the impact of the tax attributes of the Partnership’s corporate subsidiaries, resulted in a 2005 net credit for taxes of $49.3 million, which is composed of a $53.7 million credit and $4.4 million provision, for the PTP tax and income taxes, respectively.
The Partnership provides reserves for liabilities that may arise from tax exposures that result from specific positions taken in its tax returns or from tax planning strategies employed to minimize its tax liabilities. Management determines tax exposure items based on positions asserted by tax authorities, as well as management’s own assessment of exposures from unasserted items. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.
The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. The tax returns of the Partnership and its corporate subsidiaries have been examined through December 2003 and March 1999, respectively.
Significant components of income before income taxes are as follows:

(In thousands)	2006	2005

Domestic	$102,717	$111,576
Foreign	23,847	—

	$126,564	$111,576

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2006	2005

Income taxes:
Current federal	$6,924	$5,967
Current state and local	2,197	1,475
Current foreign	9,470	—

Total current	18,591	7,442

Deferred federal, state and local	13,204	(3,071)
Deferred foreign	(631)	—

Total deferred	12,573	(3,071)

	$31,164	$4,371

The provision for income taxes for the Partnership’s corporate subsidiaries was not material in 2004.
The provision for income taxes for the Partnership’s corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership’s income before provision for income taxes.
The sources and tax effects of the differences are as follows:

(In thousands)	2006	2005

Income tax expense based on the U.S. federal statutory tax rate	$44,297	$39,052
Partnership income not subject to corporate income taxes	(20,921)	(34,776)
State and local taxes, net of federal income tax benefit	4,560	238
Valuation allowance	2,895	—
Nondeductible expenses and other	641	58
Tax credits	(308)	(201)

	$31,164	$4,371

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005

Deferred tax assets:
Options and deferred compensation	$13,348	$12,258
Accrued expenses	7,582	2,017
Foreign tax credits	4,454	—
Derivatives and foreign currency translation	5,761	—
Other, net	689	866

Deferred tax assets	31,834	15,141

Valuation allowance	(2,895)	—

Net deferred tax assets	28,939	15,141

Deferred tax liabilities:
Property	(147,636)	6,546
Intangibles	(10,908)	—

Deferred tax liabilities	(158,544)	6,546

Net deferred tax asset (liability)	($129,605)	$8,595

As of December 31, 2006, the Partnership has $4.5 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. A valuation allowance has been recorded in the current year to reflect uncertainties regarding the use of these foreign tax credits before they begin expiring in 2016. The valuation allowance is based on estimates of taxable income from the foreign jurisdictions in which it operates and the period over which its deferred tax assets will be realized.
The net current and non-current components of deferred taxes recognized as of December 31, 2006 and 2005 in the consolidated balance sheets are as follows:

(In thousands)	2006	2005

Net current deferred tax asset	$17,196	$3,077
Net non-current deferred tax asset (liability)	(146,801)	5,518

Net deferred tax asset (liability)	($129,605)	$8,595

The net current deferred tax asset amounts are included in “Prepaids and other current assets,” and the net non-current deferred tax asset and liability amounts are reported separately in “Other Assets” and “Deferred Tax Liability,” respectively, in the accompanying consolidated balance sheets.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings and other accounts, such as goodwill, as applicable. The Partnership does not expect that the adoption of FIN 48 will have a significant impact on the Partnership’s financial position and results of operations.
(10) Operating Lease Commitments and Contingencies:
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$7,444
2008	6,670
2009	6,111
2010	378
2011	223
Thereafter	1,162

$21,988

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s chief executive officer and chief financial officer, as of December 31, 2006. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of December 31, 2006, the Partnership’s disclosure controls and procedures were effective in timely alerting them to information required to be included in the Partnership’s periodic SEC filings.
Management’s Report on Internal Control over Financial Reporting
The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership’s internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner’s board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management excluded from its assessment the internal controls over financial reporting at Paramount Parks, Inc., which was acquired on June 30, 2006, because it was not required to be assessed in 2006 under the criteria. As a result of its assessment, management concluded that, as of December 31, 2006, the Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal controls over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Partners of Cedar Fair, L.P.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cedar Fair, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Paramount Parks, Inc. which was acquired on June 30, 2006 and whose financial statements constitute 58 percent of total assets and 32 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Paramount Parks, Inc. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Partnership and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 28, 2007
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 28 of this Report.
A. Identification of Directors:
The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be held on or about May 17, 2007 (the “Proxy Statement”) under the captions “Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
B. Identification of Executive Officers:
Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption “Supplemental Item. Executive Officers” in Item I of Part I and is incorporated herein by reference.
C. Code of Ethics:
In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Senior Financial Officers. A copy of the Code is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).
The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on April 13, 2006, stating that the Partnership was in compliance with the NYSE’s Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.
The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for information regarding the Partnership’s equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Certain Relationships and Related Transactions,” “The Board of Directors,” and “Board Committees.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
A. 1. Financial Statements
The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:
A. 2. Financial Statement Schedules
All Schedules are omitted, as the information is not required or is otherwise furnished.
A. 3. Exhibits
The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K filed on April 23, 2004.

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.

2.3	Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed March 23, 2004.

4*	Form of Deposit Agreement.

10.1	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995.

10.2	Cedar Fair, L.P. 2000 Equity Incentive Plan.

10.3	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan.

10.4	Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.5	Employment Agreement with Richard L. Kinzel.

10.6	Employment Agreement with Jacob T. Falfas.

10.7	Employment Agreement with Peter J. Crage.

Exhibit
Number	Description

10.8	Amended and Restated Credit Agreement dated as of February 17, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.

21	Subsidiaries of Cedar Fair, L.P.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED: March 1, 2007

/S/ Richard L. Kinzel

Richard L. Kinzel
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	Chairman, President and Chief	March 1, 2007

	Richard L. Kinzel	Executive Officer, Director

/S/	Peter J. Crage	Corporate Vice President-Finance	March 1, 2007

	Peter J. Crage	(Chief Financial Officer)

/S/	Brian C. Witherow	Vice President and Corporate Controller	March 1, 2007

	Brian C. Witherow	(Chief Accounting Officer)

/S/	Darrel D. Anderson	Director	March 1, 2007

Darrel D. Anderson

/S/	Richard S. Ferreira	Director	March 1, 2007

Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 1, 2007

Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 1, 2007

David L. Paradeau

/S/	Steven H. Tishman	Director	March 1, 2007

Steven H. Tishman

/S/	Thomas A. Tracy	Director	March 1, 2007

Thomas A. Tracy

ANNUAL REPORT ON FORM 10-K
CEDAR FAIR, L.P.
For the Year Ended December 31, 2006
EXHIBIT INDEX

Exhibit
Number	Description	Page

2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K filed on April 23, 2004.	*

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.	*

2.3	Amendment No, 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.	*

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed March 23, 2004.	*

4*	Form of Deposit Agreement.	*

10.1	Cedar Fair, L.P. Executive Severance Plan dated as of July 26, 1995.	50-53

10.2	Cedar Fair, L.P. 2000 Equity Incentive Plan.	54-64

10.3	Cedar Fair, L.P. 2000 Senior Executive Management Incentive Plan.	65-71

10.4	Senior Management Long-Term Incentive Compensation Plan approved November 7, 2002. Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.	*

10.5	Employment Agreement with Richard L. Kinzel.	72-82

10.6	Employment Agreement with Jacob T. Falfas.	83-91

10.7	Employment Agreement with Peter J. Crage.	92-100

10.8	Amended and Restated Credit Agreement dated as of February 17, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.	*

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Page

21	Subsidiaries of Cedar Fair, L.P.	101

23.1	Consent of Independent Registered Public Accounting Firm	102

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	103

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	104

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	105