Form 10-Q
period 2007-03-25
CEDAR FAIR L P
filed 2007-05-04
CIK 811532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Title of Class	Units Outstanding As Of May 1, 2007
Units Representing Limited Partner Interests	54,206,932

CEDAR FAIR, L.P.

INDEX

FORM 10—Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	3/25/07	12/31/06
ASSETS
Current Assets:
Cash and cash equivalents	$22,871	$30,203
Receivables	16,553	21,796
Inventories	37,297	26,377
Prepaids and other current assets	29,886	26,132

	106,607	104,508

Property and Equipment:
Land	326,118	325,617
Land improvements	315,154	315,406
Buildings	581,653	580,588
Rides and equipment	1,236,610	1,237,790
Construction in progress	45,876	25,288

	2,505,411	2,484,689
Less accumulated depreciation	(499,145)	(498,980)

	2,006,266	1,985,709

Goodwill	315,169	314,057
Other Intangibles, net	64,567	64,837
Other Assets	38,138	41,810

	$2,530,747	$2,510,921

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	34,162	19,764
Deferred revenue	29,276	19,490
Accrued interest	9,887	1,345
Accrued taxes	10,209	38,632
Accrued salaries, wages and benefits	12,127	27,537
Self-insurance reserves	21,319	22,124
Other accrued liabilities	18,088	12,916

	152,518	159,258

Deferred Tax Liability	146,801	146,801

Other Liabilities	39,305	34,534

Long-Term Debt:
Revolving credit loans	147,150	40,888
Term debt	1,718,825	1,718,825

	1,865,975	1,759,713

Partners' Equity:
Special L.P. interests	5,290	5,290
General partner	—	1
Limited partners, 54,204 and 54,092 units outstanding at March 25, 2007 and December 31, 2006, respectively	360,886	440,516
Accumulated other comprehensive loss	(40,028)	(35,192)

	326,148	410,615

	$2,530,747	$2,510,921

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/25/07	3/26/06	3/25/07	3/26/06
Net revenues:
Admissions	$11,332	$8,519	$462,288	$292,746
Food, merchandise and games	13,973	11,782	309,105	219,642
Accommodations and other	4,694	3,644	66,050	55,463

	29,999	23,945	837,443	567,851

Costs and expenses:
Cost of food, merchandise and games revenues	4,390	3,624	80,968	57,714
Operating expenses	58,104	36,068	362,300	244,006
Selling, general and administrative	14,069	8,473	106,320	73,273
Depreciation and amortization	4,318	3,474	91,547	55,785

	80,881	51,639	641,135	430,778

Operating income (loss)	(50,882)	(27,694)	196,308	137,073
Interest expense	33,405	7,201	115,358	26,905
Loss on early extinguishment of debt	—	—	4,697	—
Other (income) expense	120	—	(799)	—

Income (loss) before taxes	(84,407)	(34,895)	77,052	110,168
Provision (credit) for taxes	(29,283)	(8,391)	18,195	(48,744)

Net income (loss)	(55,124)	(26,504)	58,857	158,912
Net income (loss) allocated to general partner	(1)	—	—	2

Net income (loss) allocated to limited partners	$(55,123)	$(26,504)	$58,857	$158,910

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	54,129	53,853	54,022	53,745
Net income (loss) per limited partner unit	$(1.02)	$(0.49)	$1.09	$2.96

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	54,129	53,853	54,892	54,931
Net income (loss) per limited partner unit	$(1.02)	$(0.49)	$1.07	$2.89

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 25, 2007

(In thousands, except per unit amounts)

Three Months Ended 03/25/07
Limited Partnership Units Outstanding
Beginning balance	54,092
Limited partnership unit options exercised	60
Issuance of limited partnership units as compensation	52

54,204

Limited Partners' Equity
Beginning balance	$440,516
Net loss	(55,123)
Partnership distribution declared ($0.47 per limited partnership unit)	(25,432)
Expense recognized for limited partnership unit options	16
Limited partnership unit options exercised	12
Tax effect of units involved in option exercises and treasury unit transactions	(597)
Issuance of limited partnership units as compensation	1,494

360,886

General Partner's Equity
Beginning balance	1
Net loss	(1)

—

Special L.P. Interests	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	(2,039)
Current period activity, net of tax ($185)	325

(1,714)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(33,153)
Current period activity, net of tax ($41)	(5,161)

(38,314)

(40,028)

Total Partners' Equity	$326,148

Summary of Comprehensive Loss
Net loss	$(55,124)
Other comprehensive loss	(4,836)

Total Comprehensive Loss	$(59,960)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Twelve months ended
	3/25/07	3/26/06	3/25/07	3/26/06
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

Net income (loss)	$(55,124)	$(26,504)	$58,857	$158,912
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	4,318	3,474	91,547	55,785
Non-cash unit option expense	16	12	79	170
Loss on early extinguishment of debt	—	—	4,697	—
Other non-cash (income) expense	706	79	3,816	13
Change in assets and liabilities, net of effects from acquisition:
(Increase) decrease in current assets	(9,271)	(2,325)	32,037	(4,416)
(Increase) decrease in other assets	204	583	2,425	4,501
Increase (decrease) in accounts payable	12,552	4,100	(17,985)	4,339
Increase (decrease) in accrued taxes	(29,334)	(10,400)	(8,301)	(62,038)
Increase (decrease) in self-insurance reserves	(813)	(596)	306	563
Increase (decrease) in deferred revenue and other current liabilities	10,223	94	(37,130)	2,804
Increase (decrease) in deferred income taxes and other liabilities	(2,488)	(1,273)	(1,760)	536

Net cash from (for) operating activities	(69,011)	(32,756)	128,588	161,169

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES

Acquisition of Paramount Parks, net of cash acquired	—	—	(1,253,564)	—
Capital expenditures	(21,400)	(16,431)	(64,563)	(74,789)

Net cash (for) investing activities	(21,400)	(16,431)	(1,318,127)	(74,789)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES

Net borrowings (payments) on revolving credit loans	106,262	73,750	(32,450)	28,250
Term debt borrowings	—	—	1,745,000	—
Term debt payments, including early termination penalties	—	—	(379,778)	(20,000)
Payment of debt issuance costs	(2,000)	—	(28,310)	—
Distributions paid to partners	(25,432)	(24,747)	(101,463)	(98,803)
Termination of interest rate swap agreements	3,867	—	3,867	2,981
Exercise of limited partnership unit options	12	296	465	1,125
Excess tax benefit from unit-based compensation expense	299	—	1,245	—

Net cash from (for) financing activities	83,008	49,299	1,208,576	(86,447)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	—	(699)	—

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(7,332)	112	18,338	(67)
Balance, beginning of period	30,203	4,421	4,533	4,600

Balance, end of period	$22,871	$4,533	$22,871	$4,533

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$23,805	$9,712	$108,126	$26,001
Interest capitalized	398	293	1,263	695
Cash payments for income taxes	825	453	10,108	9,187

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 25, 2007 AND MARCH 26, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended March 25, 2007 and March 26, 2006 to accompany the quarterly results. Because amounts for the twelve months ended March 25, 2007 include actual 2006 peak season operating results, they may not be indicative of 2007 full calendar year operations.

On June 30, 2006, Cedar Fair, L.P. completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital, which have yet to be finalized. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The results of operations of PPI since June, 30, 2006 are included in the accompanying consolidated financial statements. Further discussion of this transaction can be found under Note 3 to the Consolidated Financial Statements for the year ended December 31, 2006, which was included in the Form 10-K filed on March 1, 2007.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 25, 2007 and March 26, 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, which were included in the Form 10-K filed on March 1, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates 12 amusement parks, five outdoor water parks, one indoor water park and six hotels. In order to more efficiently manage its properties and communicate its results, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake & Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Castaway Bay, Star Trek: The Experience and Knott’s Berry Farm are open year-round, but Knott’s operates at its lowest level of attendance during the first quarter of the year.

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

During 2006, the Partnership entered into several interest rate swap agreements which effectively convert $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at March 25, 2007, which was obtained from broker quotes, was recorded as a liability of $32.4 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the first quarter of 2007.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. In return for terminating the swaps the Partnership received $3.9 million in cash, which has been deferred in “Accumulated other comprehensive loss” on the condensed consolidated balance sheet and is being amortized over the remaining term of the underlying long-term debt that the swaps were effectively hedging prior to termination.

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $1.4 million at March 25, 2007, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the first quarter of 2007.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	03/25/07	03/26/06	03/25/07	03/26/06
	(In thousands except per unit amounts)
Basic weighted average units outstanding	54,129	53,853	54,022	53,745
Effect of dilutive units:
Unit options	—	—	695	1,022
Phantom units	—	—	175	164

Diluted weighted average units outstanding	54,129	53,853	54,892	54,931

Net income (loss) per unit – basic	$(1.02)	$(0.49)	$1.09	$2.96

Net income (loss) per unit – diluted	$(1.02)	$(0.49)	$1.07	$2.89

The effect of unit options and phantom units on the three months ended March 25, 2007 and March 26, 2006, had they not been antidilutive, would have been 800,000 and 1.0 million units, respectively.

(6) Goodwill and Other Intangible Assets:

As further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2006, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. The Partnership is still in the process of obtaining third-party valuations of certain tangible and intangible assets, as well as developing its plan of integration; thus the allocation of the purchase price to assets and liabilities is subject to adjustment. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. A summary of changes in the Partnership’s carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2006	$314,057
Translation adjustment	452
Purchase accounting adjustments	660

Balance at March 25, 2007	$315,169

At March 25, 2007, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$51,597	$—	$51,597
License / franchise agreements	14,146	1,346	12,800
Non-compete agreements	200	30	170

Total other intangible assets	$65,943	$1,376	$64,567

Amortization expense of other intangible assets for the three months ended March 25, 2007 was $341,000.

(7) New Accounting Pronouncements:

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”—On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Partnership, which applied the provisions of FIN 48 on January 1, 2007, has no unrecognized income tax benefits. As such, the implementation of FIN 48 did not have a material effect on its financial position and results of operations. Interest and penalties related to uncertain tax positions, if any, are recognized in income tax expense.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state jurisdictions. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2003.

FASB Statement No. 157, “Fair Value Measurements”—In September 2006, the FASB issued Statement No. 157, which establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the impact this Statement will have on its consolidated financial position and results of operations.

FASB Statement No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities”—In February 2007, the FASB issued Statement No. 159, which permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the impact this Statement will have on its consolidated financial position and results of operations.

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

On June 30, 2006, we completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation. Upon closing of the transaction, we acquired, indirectly through Magnum Management Corporation, a wholly owned subsidiary of Cedar Fair, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. We also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Bonfante Gardens in Gilroy, California. The acquisition represents a major strategic event in Cedar Fair’s history and is expected to result in cost synergies as well as future growth opportunities. The results of PPI operations have been included in the Unaudited Condensed Consolidated Financial Statements from June 30, 2006, the date of the acquisition. With this acquisition we expect to generate 2007 full year revenues between $950 million and $1 billion and full-year adjusted EBITDA in the $320 – $340 million range.

With this acquisition, we are now 18 distinct locations, covering a much larger and diversified footprint. In order to efficiently manage our properties and communicate our results going forward, we have created regional designations for our parks. The Northern Region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our Western Region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

Critical Accounting Policies:

This management’s discussion and analysis is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the reported amounts in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2006, as included in the Form 10-K filed on March 1, 2007, for a complete discussion of our significant accounting policies).

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

Derivative Financial Instruments – Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We only have limited involvement with derivative financial instruments and do not use them for trading purposes.

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

Results of Operations:

Our results of operations for the three and twelve months ended March 25, 2007 and March 26, 2006 are not directly comparable due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations are primarily due to this acquisition, we will also discuss operating results on a same-park basis to previous periods.

First Quarter –

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our 11 seasonal amusement parks and five outdoor water parks, as well as daily operations at Knott’s Berry Farm, Castaway Bay and Star Trek: The Experience, which are open year-round.

The following table presents key financial information for the three months ended March 25, 2007 and March 26, 2006:

	All Properties (a)	Same Park Comparison (b)
	Three months ended 3/25/07	Three months ended 3/25/07	Three months ended 3/26/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Net revenues	$29,999	$25,547	$23,945	$1,602	6.7
Operating costs and expenses	76,563	47,159	48,165	(1,006)	(2.1)
Depreciation and amortization	4,318	3,534	3,474	60	1.7

Operating loss	$(50,882)	$(25,146)	$(27,694)	(2,548)	(9.2)

(a)	Includes results for all owned and/or managed properties as of March 25, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks.

Same-Park Comparison:

For the quarter ended March 25, 2007, consolidated net revenues on a same-park basis increased 7%, or $1.6 million, to $25.5 million from $23.9 million in 2006. This increase was primarily due to improved per capita spending and attendance at our Western Region parks in the quarter.

Excluding depreciation and amortization, total operating costs and expenses for the quarter, on a same-park basis, decreased 2% to $47.1 million from $48.2 million in 2006. The decrease in operating costs is attributable to our continued focus on bringing costs in-line with attendance trends at our Northern Region parks, particularly at Geauga Lake. The savings we generated in operating costs in the period were somewhat offset by higher operating costs in our Western Region parks, resulting from higher attendance.

After depreciation and amortization, the operating loss for the quarter on a same-park basis decreased 9%, or $2.5 million, to $25.1 million from $27.7 million a year ago.

Combined Results:

On a combined basis including the results of the newly acquired parks, consolidated net revenues for the quarter were $30.0 million. Excluding depreciation and amortization, combined operating costs and expenses totaled $76.5 million. After depreciation and amortization, the operating loss for the quarter was $50.9 million compared with $27.7 million in 2006.

As we continue to integrate the acquired parks, we remain focused on reducing costs, particularly when the parks are not in operation. During the first quarter we successfully identified additional operating efficiencies through cost synergies at the new parks.

Interest expense for the first quarter increased $26.2 million to $33.4 million, due to principally to the acquisition. A net credit for taxes of $29.3 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes during the first quarter of 2007. This compared to a net credit for taxes of $8.4 million in the same period a year ago.

After interest expense and the credit for taxes, the net loss for the period totaled $55.1 million, or $1.02 per diluted limited partner unit, compared with a net loss of $26.5 million, or $0.49 per unit, a year ago.

Twelve Months Ended March 25, 2007 –

The following table presents key financial information for the twelve months ended March 25, 2007 and March 26, 2006:

	All Properties (a)	Same Park Comparison (b)
	Twelve months ended 3/25/07	Twelve months ended 3/25/07	Twelve months ended 3/26/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Net revenues	$837,443	$568,083	$567,851	$232	—
Operating costs and expenses	549,588	375,199	374,993	206	0.1
Depreciation and amortization	91,547	57,552	55,785	1,767	3.2

Operating income	$196,308	$135,332	$137,073	(1,741)	(1.3)

(a)	Includes results for all owned and/or managed properties as of March 25, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks.

Same-Park Comparison:

For the twelve months ended March 25, 2007, which included actual 2006 peak season operating results, net revenues on a same-park basis increased slightly to $568.1 million from $567.9 million for the twelve months ended March 26, 2006, which included actual 2005 peak season operating results. Over this same period, operating costs and expenses, on a same-park basis before depreciation and amortization, increased slightly to $375.2 million from $375.0 million a year ago. After depreciation and amortization, operating income for the twelve month period was 1% lower at $135.3 million compared to $137.1 million a year ago, on a same-park basis.

Combined Results:

On a combined basis, consolidated net revenues for the twelve months ended March 25, 2007, were $837.4 million. Excluding depreciation and amortization, combined operating costs and expenses were $549.6 million. After depreciation and amortization, operating income for the twelve months, on a combined basis, was $196.3 million compared with $137.1 million for the same period in 2006.

Interest expense for the twelve month period increased $88.4 million to $115.3 million, due to the acquisition. During the period, we recorded a provision for taxes of $18.2 million to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $48.7 million a year ago, when we reversed $66.1 million of contingent liabilities related to PTP taxes. The twelve-month period ended March 26, 2006, also reflects the recognition of a $4.7 million loss on the early extinguishment of debt during the period.

After interest expense and provision for taxes, net income for the twelve months ended March 25, 2007 was $58.9 million, or $1.07 per diluted limited partner unit, compared with net income of $158.9 million, or $2.89 per diluted limited partner unit, for the twelve months ended March 26, 2006.

Liquidity and Capital Resources:

We ended the first quarter of 2007 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at March 25, 2007 is the result of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement, reducing interest rate spreads on term borrowings under the agreement by 50 basis points (bps). The 50 bps reduction in interest rate is expected to save us approximately $8.0 million in cash interest costs annually.

At the end of the quarter, we had $1,736.3 million of variable-rate term debt and $147.2 million in borrowings under our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively convert $1.0 billion of our variable-rate debt to a fixed rate of 7.6%. In 2007, we terminated two cross-currency swaps, which were effectively converting variable-rate debt related to our wholly owned Canadian subsidiary to fixed-rate debt, and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively convert $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt.

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, debt service, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Partnership’s Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from fluctuations in interest rates, and currency exchange rates on our operations in Canada and, from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

After considering the impact of interest rate swap agreements, at March 25, 2007, $1,269 million of our outstanding long-term debt represented fixed-rate debt and $614 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $6.0 million as of March 25, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 25, 2007, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership’s periodic Securities and Exchange Commission filings.

(b)	Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2007 first quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS –

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.	EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: May 4, 2007	/s/ Peter J. Crage
Peter J. Crage
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number
Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20