Form 10-Q
period 2007-06-24
CEDAR FAIR L P
filed 2007-08-03
CIK 811532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of July 1, 2007
Units Representing Limited Partner Interests	54,214,763

CEDAR FAIR, L.P.

INDEX

FORM 10-Q

P ART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	6/24/07	12/31/06
ASSETS
Current Assets:
Cash and cash equivalents	$36,152	$30,203
Receivables	56,172	21,796
Inventories	47,822	26,377
Prepaids and other current assets	24,336	26,132

	164,482	104,508
Property and Equipment:
Land	335,306	325,617
Land improvements	324,757	315,406
Buildings	591,889	580,588
Rides and equipment	1,303,091	1,237,790
Construction in progress	4,334	25,288

	2,559,377	2,484,689
Less accumulated depreciation	(544,960)	(498,980)

	2,014,417	1,985,709
Goodwill	319,474	314,057
Other Intangibles, net	65,472	64,837
Other Assets	36,530	41,810

	$2,600,375	$2,510,921

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	57,377	19,764
Deferred revenue	71,931	19,490
Accrued interest	8,895	1,345
Accrued taxes	348	38,632
Accrued salaries, wages and benefits	21,251	27,537
Self-insurance reserves	22,122	22,124
Other accrued liabilities	21,986	12,916

	221,360	159,258
Deferred Tax Liability	146,347	146,801
Other Liabilities	31,378	34,534
Long-Term Debt:
Revolving credit loans	146,650	40,888
Term debt	1,714,463	1,718,825

	1,861,113	1,759,713
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	1
Limited partners, 54,215 and 54,092 units outstanding at
June 24, 2007 and December 31, 2006, respectively	340,647	440,516
Accumulated other comprehensive loss	(5,760)	(35,192)

	340,177	410,615

	$2,600,375	$2,510,921

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/24/07	6/25/06	6/24/07	6/25/06	6/24/07	6/25/06
Net revenues:
Admissions	$150,154	$71,434	$161,486	$79,953	$541,008	$290,216
Food, merchandise and games	106,160	59,588	120,133	71,370	355,677	218,786
Accommodations and other	17,700	14,407	22,394	18,051	69,343	55,426

	274,014	145,429	304,013	169,374	966,028	564,428

Costs and expenses:
Cost of food, merchandise and games revenues	26,650	16,001	31,040	19,625	91,617	57,668
Operating expenses	124,177	71,146	182,281	107,214	415,331	243,576
Selling, general and administrative	37,375	20,192	51,444	28,665	123,503	72,083
Depreciation and amortization	45,653	18,218	49,971	21,692	118,982	56,517

	233,855	125,557	314,736	177,196	749,433	429,844

Operating income (loss)	40,159	19,872	(10,723)	(7,822)	216,595	134,584
Interest expense	36,193	8,040	69,598	15,241	143,513	28,097
Other expense, net	179	—	299	—	4,075	—

Income (loss) before taxes	3,787	11,832	(80,620)	(23,063)	69,007	106,487
Provision (credit) for taxes	(1,743)	772	(31,026)	(7,619)	15,680	(51,215)

Net income (loss)	5,530	11,060	(49,594)	(15,444)	53,327	157,702
Net income (loss) allocated togeneral partner	—	—	(1)	—	—	2

Net income (loss) allocated to limited partners	$5,530	$11,060	$(49,593)	$(15,444)	$53,327	$157,700

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	54,208	53,912	54,170	53,884	54,096	53,818
Net income (loss) per limited partner unit	$0.10	$0.21	$(0.92)	$(0.29)	$0.99	$2.93

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,048	54,963	54,170	53,884	54,946	54,937
Net income (loss) per limited partner unit	$0.10	$0.20	$(0.92)	$(0.29)	$0.97	$2.87

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 24, 2007

(In thousands, except per unit amounts)

Six Months Ended 06/24/07
Limited Partnership Units Outstanding
Beginning balance 12/31/06	54,092
Limited partnership unit options exercised	71
Issuance of limited partnership units as compensation	52

54,215

Limited Partners’ Equity
Beginning balance 12/31/06	$440,516
Net loss	(49,593)
Partnership distribution declared ($0.945 per limited partnership unit)	(51,180)
Expense recognized for limited partnership unit options	25
Limited partnership unit options exercised	11
Tax effect of units involved in option exercises and treasury unit transactions	(626)
Issuance of limited partnership units as compensation	1,494

340,647

General Partner’s Equity
Beginning balance 12/31/06	1
Net loss	(1)

—

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance 12/31/06	(2,039)
Current period activity, net of tax ($ 4,003)	7,376

5,337

Unrealized loss on cash flow hedging derivatives:
Beginning balance 12/31/06	(33,153)
Current period activity, net of tax ($ 2,508)	22,056

(11,097)

(5,760)

Total Partners’ Equity	$340,177

Summary of Comprehensive Income (Loss)
Net loss	$(49,594)
Other comprehensive income	29,432

Total Comprehensive Loss	$(20,162)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Six months ended		Twelve months ended
	6/24/07	6/25/06	6/24/07	6/25/06	6/24/07	6/25/06
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$5,530	$11,060	$(49,594)	$(15,444)	$53,327	$157,702
Adjustments to reconcile net income (loss) to net cash from operating activities:
Non-cash expense	49,948	18,188	54,655	21,753	128,019	56,606
Excess tax benefit from unit-based compensation expense	(57)	—	(356)	—	(889)	—
Net change in working capital	20,279	6,578	4,064	5,107	(23,279)	(66,641)
Net change in other assets/liabilities	(581)	7,899	(2,617)	(447)	2,218	6,245

Net cash from operating activities	75,119	43,725	6,152	10,969	159,396	153,912

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	—	—	—	(1,253,058)	—
Capital expenditures	(31,782)	(21,381)	(53,181)	(37,812)	(74,955)	(67,401)

Net cash (for) investing activities	(31,782)	(21,381)	(53,181)	(37,812)	(1,328,013)	(67,401)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(500)	17,000	105,762	90,750	(49,950)	28,600
Term debt borrowings	—	—	—	—	1,745,000	—
Term debt payments, including early termination penalties	(4,362)	—	(4,362)	—	(384,140)	(20,000)
Distributions paid to partners	(25,748)	(25,337)	(51,180)	(50,084)	(101,942)	(99,511)
Termination of interest rate swap agreements	—	—	3,867	—	3,867	2,981
Exercise of limited partnership unit options	(1)	211	11	507	370	1,336
Payment of debt issuance costs	—	—	(2,000)	—	(28,310)	—
Excess tax benefit from unit-based compensation expense	57	—	356	—	889	—

Net cash from (for) financing activities	(30,554)	(8,126)	52,454	41,173	1,185,784	(86,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	498	—	524	—	234	—

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	13,281	14,218	5,949	14,330	17,401	(83)
Balance, beginning of period	22,871	4,533	30,203	4,421	18,751	18,834

Balance, end of period	$36,152	$18,751	$36,152	$18,751	$36,152	$18,751

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$35,988	$5,310	$59,795	$15,022	$136,938	$28,133
Interest capitalized	945	307	1,343	600	1,901	848
Cash payments for income taxes	8,543	1,525	9,368	1,978	17,126	9,644

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 24, 2007 AND JUNE 25, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended June 24, 2007 and June 25, 2006 to accompany the quarterly results. Because amounts for the twelve months ended June 24, 2007 include actual 2006 peak season operating results, they may not be indicative of 2007 full calendar year operations.

On June 30, 2006, Cedar Fair, L.P. completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation at an aggregate cash purchase price of $1.24 billion, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital, which have yet to be finalized. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The results of operations of PPI since June, 30, 2006 are included in the accompanying consolidated financial statements. Further discussion of this transaction can be found under Note 3 to the Consolidated Financial Statements for the year ended December 31, 2006, which was included in the Form 10-K filed on March 1, 2007.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 24, 2007 and June 25, 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, which were included in the Form 10-K filed on March 1, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

During 2006, the Partnership entered into several interest rate swap agreements which effectively convert $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at June 24, 2007, which was obtained from broker quotes, was recorded as a liability of $9.5 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the second quarter of 2007.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. As a result of the termination of the swaps, the Partnership received $3.9 million of cash. The swaps were hedging the functional-currency-equivalent cash flows of debt that was remeasured at spot exchange rates. Accordingly, gains were previously reclassified out of “Accumulated other comprehensive income” (AOCI) into earnings to offset the related FASB Statement No. 52 transaction losses on the debt. This offset the value of the swap and resulted in an overall deferred hedging loss in AOCI of $8.6 million at the termination date, which is being amortized through August 2011 (the original hedge period and remaining term of the underlying debt).

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $17.5 million at June 24, 2007, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the second quarter of 2007.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	06/24/07	06/25/06	06/24/07	06/25/06	06/24/07	06/25/06
	(In thousands except per unit amounts)
Basic weighted average units outstanding	54,208	53,912	54,170	53,884	54,096	53,818
Effect of dilutive units:
Unit options	634	908	—	—	659	960
Phantom units	206	143	—	—	191	159

Diluted weighted average units outstanding	55,048	54,963	54,170	53,884	54,946	54,937

Net income (loss) per unit—basic	$0.10	$0.21	$(0.92)	$(0.29)	$0.99	$2.93

Net income (loss) per unit—diluted	$0.10	$0.20	$(0.92)	$(0.29)	$0.97	$2.87

The effect of unit options and phantom units for the six months ended June 24, 2007 and June 25, 2006, had they not been antidilutive, would have been 805,000 and 1.0 million units, respectively.

(6) Goodwill and Other Intangible Assets:

As further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2006, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. The Partnership obtained third-party valuations of certain tangible and intangible assets during the second quarter of 2007 which were used to adjust the preliminary purchase price allocation of goodwill acquired in 2006. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. During the second quarter of 2007, we completed our annual impairment test on goodwill related to PPI, which did not indicate any impairment of goodwill. A summary of changes in the Partnership’s carrying value of goodwill is as follows (in thousands):

Balance at December 31, 2006	$314,057
Translation adjustment	8,807
Purchase accounting adjustments	(3,390)

Balance at June 24, 2007	$319,474

At June 24, 2007, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$52,919	$—	$52,919
License / franchise agreements	14,046	1,653	12,393
Non-compete agreements	200	40	160

Total other intangible assets	$67,165	$1,693	$65,472

Amortization expense of other intangible assets for the six months ended June 24, 2007 was $658,000. The estimated amortization expense for the remainder of 2007 is $685,000. Estimated amortization expense for the next five years is $1.4 million annually.

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

The Partnership, which applied the provisions of FIN 48 on January 1, 2007, has no unrecognized income tax benefits. As such, the implementation of FIN 48 did not have any effect on its financial position and results of operations. Interest and penalties related to uncertain tax positions, if any, would be recognized in income tax expense.

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

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—In February 2007, the FASB issued Statement No. 159, which permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing the impact this Statement will have on its consolidated financial position and results of operations.

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

On June 30, 2006, we completed the acquisition of all the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation. Upon closing of the transaction, we acquired, indirectly through Magnum Management Corporation, a wholly owned subsidiary of Cedar Fair, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. We also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The acquisition represents a major strategic event in Cedar Fair’s history and is expected to result in cost synergies as well as future growth opportunities. The results of PPI operations have been included in the unaudited condensed consolidated financial statements from June 30, 2006, the date of the acquisition.

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

Accounting for Business Combinations—Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.

Property and Equipment—Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased.

Self-Insurance Reserves—Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Revenue Recognition—Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted at the end of each seasonal period. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues and certain sponsorship revenues.

Derivative Financial Instruments—Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We only have limited involvement with derivative financial instruments and do not use them for trading purposes.

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

Results of Operations:

Our results of operations for the three, six and twelve months ended June 24, 2007 and June 25, 2006 are not directly comparable due to the acquisition of PPI on June 30, 2006. Since material differences in our statements of operations are primarily due to this acquisition, we will also discuss operating results on a same-park basis compared to previous periods.

Second Quarter—

The following table presents key financial information for the three months ended June 24, 2007 and June 25, 2006:

	All Properties (a)	Same Park Comparison (b)
	Three months ended 6/24/07	Three months ended 6/24/07	Three months ended 6/25/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	6,269	3,121	3,226	(105)	(3.3)
Per capita spending	$40.54	$39.96	$38.09	$1.87	4.9
Out-of-park revenues	$27,851	$25,026	$25,783	$(757)	(2.9)

Net revenues	$274,014	$146,596	$145,429	$1,167	0.8
Operating costs and expenses (excluding depreciation and amortization)	188,202	102,274	105,518	(3,244)	(3.1)

Adjusted EBITDA	85,812	44,322	39,911	4,411	11.1
Depreciation and amortization	45,653	20,935	18,218	2,717	14.9

Operating income	$40,159	$23,387	$21,693	$1,694	7.8

(a)	Includes results for all owned and/or managed properties and corporate costs as of June 24, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs.

Same-Park Comparison:

Operating results on a same-park basis for the second quarter ended June 24, 2007, reflect a total of 15 less operating days than the same period a year ago due to management’s decision to adjust certain parks’ operating schedules. The 15 fewer operating days included seven less operating days at Cedar Point and five less operating days at Geauga Lake. For the quarter, consolidated net revenues on a same-park basis increased 1%, or $1.2 million, to $146.6 million from $145.4 million in 2006. This increase was primarily due to a 5% increase in per capita spending across all of the parks, offset somewhat by a 3% decrease, or 105,000 visits, in attendance primarily in the southern and western regions. Out-of-park revenues, including resort hotels, decreased 3%, or $757,000, during the second quarter due largely to the reduction in operating days at Cedar Point and Geauga Lake.

Excluding depreciation and amortization, total operating costs and expenses for the quarter, on a same-park basis, decreased 3% to $102.3 million from $105.5 million in 2006. The decrease in operating costs is attributable to the reduction in operating days for the quarter as well as our continued focus on bringing costs in line with attendance trends at our northern region parks, particularly at Geauga Lake. For the quarter, adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash costs), which management believes is a meaningful measure of the company’s park-level operating results, increased 11%, or $4.4 million, to $44.3 million from $39.9 million a year ago.

For the period, depreciation and amortization expense on a same-park basis increased $2.7 million, or 15%, due primarily to accelerated depreciation at Geauga Lake related to certain rides. After depreciation and amortization, operating income for the quarter on a same-park basis increased 8%, or $1.7 million, to $23.4 million from $21.7 million a year ago.

Combined Results:

On a combined basis including the results of the newly acquired parks, consolidated net revenues for the quarter were $274.0 million. Excluding depreciation and amortization, combined operating costs and expenses totaled $188.2 million, generating adjusted EBITDA of $85.8 million for the quarter. After depreciation and amortization, operating income for the quarter was $40.2 million compared with $19.9 million in 2006.

As we continue to integrate the acquired parks, we remain focused on realizing purchasing efficiencies, implementing a company personnel and wage structure and introducing new pricing and marketing programs. During the second quarter we successfully identified additional operating efficiencies through cost synergies at the new parks and continued to test various pricing and marketing programs.

Interest expense for the second quarter in 2007 compared to the same period in 2006 increased $28.2 million to $36.2 million, due principally to the acquisition of PPI. A credit for taxes of $1.7 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes during the second quarter of 2007. This compared to a provision for taxes of $0.8 million in the same period a year ago.

After interest expense and the credit for taxes, the net income for the period totaled $5.5 million, or $0.10 per diluted limited partner unit, compared with net income of $11.1 million, or $0.20 per unit, a year ago.

Six Months Ended June 24, 2007—

The following table presents key financial information for the six months ended June 24, 2007 and June 25, 2006:

	All Properties (a)	Same Park Comparison (b)
	Six months ended 6/24/07	Six months ended 6/24/07	Six months ended 6/25/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	6,732	3,523	3,615	(92)	(2.5)
Per capita spending	$40.72	$40.01	$38.05	$1.96	5.2
Out-of-park revenues	$37,984	$34,635	$35,713	$(1,078)	(3.0)

Net revenues	$304,013	$172,143	$169,374	$2,769	1.6
Operating costs and expenses (excluding depreciation and amortization)	264,765	146,034	150,684	(4,650)	(3.1)

Adjusted EBITDA	39,248	26,109	18,690	7,419	39.7
Depreciation and amortization	49,971	24,467	21,692	2,775	12.8

Operating income (loss)	$(10,723)	$1,642	$(3,002)	$4,644	N/M *

(a)	Includes results for all owned and/or managed properties and corporate costs as of June 24, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs.
*	N/M—not meaningful

Same-Park Comparison:

Operating results on a same-park basis for the six months ended June 24, 2007, reflect a total of 16 less operating days than the same period a year ago. Through the first half of the year consolidated net revenues on a same-park basis, increased 2% to $172.1 million from $169.4 million for the same period in 2006. The increase in revenues is due to a 5% increase in per capita spending across all of our parks, offset somewhat by a 3% decrease, or 92,000 visits, in combined attendance and a decrease of 3%, or $1.1 million, in out-of-park revenues, including resort hotels.

Excluding depreciation and amortization, total operating costs and expenses for the six months on a same-park basis decreased 3%, or $4.7 million, to $146.0 million from $150.7 million in 2006. The decrease in cash operating costs is primarily attributable to the decrease in operating days and a reduction in operating costs in our northern region, primarily at Geauga Lake. For the period, adjusted EBITDA on a same-park basis totaled $26.1 million, $7.4 million higher than last year, reflecting improved operating results in our northern and western region parks.

For the period, depreciation and amortization expense on a same-park basis increased $2.8 million, or 13%, due primarily to accelerated depreciation at Geauga Lake related to certain rides. After depreciation and amortization, operating income for the period on a same-park basis increased $4.6 million to $1.6 million versus an operating loss of $3.0 million a year ago.

Combined Results:

On a combined basis, consolidated net revenues for the six months were $304.0 million. Excluding depreciation and amortization, combined operating costs and expenses were $264.8 million versus $155.5 million for the same period in 2006. Adjusted EBITDA for the six-month period increased $25.4 million to $39.3 million. After depreciation and amortization, the operating loss for this period, on a combined basis, was $10.7 million compared with $7.8 million for the six months in 2006.

Interest expense over this same time increased approximately $54.4 million to $69.6 million, due to the acquisition of PPI. A credit for taxes of $31.0 million was recorded in 2007 to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $7.6 million for the same period in 2006.

After interest expense and provision for taxes, the net loss for the six months totaled $49.6 million, or $0.92 per diluted limited partner unit, compared with a net loss of $15.4 million, or $0.29 per unit, a year ago.

Twelve Months Ended June 24, 2007—

The following table presents key financial information for the twelve months ended June 24, 2007 and June 25, 2006:

	All Properties (a)	Same Park Comparison (b)
	Twelve months ended 6/24/07	Twelve months ended 6/24/07	Twelve months ended 6/25/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	22,434	12,526	12,658	(132)	(1.0)
Per capita spending	$39.42	$38.37	$37.63	$0.74	2.0
Out-of-park revenues	$105,102	$97,026	$97,376	$(350)	(0.4)

Net revenues	$966,028	$567,914	$564,428	$3,486	0.6
Operating costs and expenses (excluding depreciation and amortization)	630,451	357,685	363,913	(6,228)	(1.7)

Adjusted EBITDA	335,577	210,229	200,515	9,714	4.8
Depreciation and amortization	118,982	60,270	56,517	3,753	6.6

Operating income	$216,595	$149,959	$143,998	$5,961	4.1

(a)	Includes results for all owned and/or managed properties and corporate costs as of June 24, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs.

Same-Park Comparison:

For the twelve months ended June 24, 2007, which included actual 2006 peak season operating results, net revenues on a same-park basis increased 1% to $567.9 million from $564.4 million for the twelve months ended June 25, 2006, which included actual 2005 peak season operating results. The increase in consolidated net revenues was the result of a 2% increase in guest per capita spending, a 1% decrease, or 132,000 visits, in combined attendance and out-of-park revenues which remained relatively unchanged.

For the twelve months ended June 25, 2007, operating costs and expenses, on a same-park basis before depreciation and amortization, decreased to $357.7 million from $363.9 million a year ago. This decrease in operating costs and expenses, combined with a slight increase in revenues, helped produce a 5%, or $9.7 million, increase in adjusted EBITDA for the period. For the twelve month period, depreciation and amortization expense on a same-park basis increased $3.8 million, or 7%, in part due to the accelerated depreciation at Geauga Lake related to ride transfers. After depreciation and amortization, operating income for the twelve month period increased 4% to $150.0 million compared to $144.0 million a year ago, on a same-park basis.

Combined Results:

On a combined basis, consolidated net revenues for the twelve months ended June 24, 2007, were $966.0 million. Excluding depreciation and amortization, combined operating costs and expenses were $630.5 million, generating adjusted EBITDA for the period of $335.6 million. After depreciation and amortization, operating income for the twelve months, on a combined basis, was $216.6 million compared with $134.6 million for the same period in 2006. The twelve months ended June 24, 2007 includes the operations of the PPI parks since their acquisition on June 30, 2006 and therefore, does not reflect a full year of operations by six operating days, the result of our fiscal month close.

Interest expense for the twelve month period increased $115.4 million to $143.5 million, due to the acquisition. During the period, we recorded a provision for taxes of $15.7 million to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a credit for taxes of $51.2 million a year ago, when we reversed $66.1 million of contingent liabilities related to PTP taxes during the third quarter of 2005. The twelve-month period ended June 24, 2007, also reflects $4.1 million of other expense of which the primary component was the recognition of a $4.7 million loss on the early extinguishment of debt during the period.

After interest expense and provision for taxes, net income for the twelve months ended June 24, 2007 was $53.3 million, or $0.97 per diluted limited partner unit, compared with net income of $157.7 million, or $2.87 per diluted limited partner unit, for the twelve months ended June 25, 2006.

July 2007—

Based on preliminary July results, net revenues through the first seven months of the year increased 2%, or $5.2 million, to $329.8 million, on a same park basis. This increase reflects a 6% increase in average in-park guest per capita spending to $39.76, offset somewhat by a decrease in attendance of 3%, or 244,000 visits, and a decrease of 1%, or $472,000, in out-of-park revenues.

Including results from the PPI parks since their acquisition, consolidated net revenues through the first seven months of the year totaled $574.3 million compared with $426.6 million in 2006. Over this same period, combined attendance totaled 12.7 million visits in 2007 versus 9.7 million visits for the same period a year ago and average in-park guest per capita spending was $40.41 compared with $37.78. Out-of-park revenues through July totaled $60.3 million, up from $58.5 million for the first seven months of 2006. Over the past four weeks, consolidated revenues were down 1%, or $3.1 million, largely due to a 7% decrease in attendance, or 363,000 visits. The attendance shortfall was primarily due to changes in pricing methodologies including the elimination of many complimentary tickets. This decrease was substantially offset by a 5% increase in in-park per capita spending to $40.39 and a 3%, or $501,000, increase in out-of-park revenues.

Liquidity and Capital Resources:

We ended the second quarter of 2007 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at June 24, 2007 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI we entered into a new $2.09 billion credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement, reducing interest rate spreads on term borrowings under the agreement by 50 basis points (bps). The 50 bps reduction in interest rate is expected to save us approximately $8.0 million in cash interest costs annually.

At the end of the quarter, we had $1.73 billion of variable-rate term debt and $146.7 million in borrowings under our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively convert $1.0 billion of our variable-rate debt to a fixed rate of 7.6%. During the first quarter of 2007, we terminated two cross-currency swaps, which were effectively converting variable-rate debt related to our wholly owned Canadian subsidiary to fixed-rate debt, and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively convert $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt.

Credit facilities and cash flow from operations are expected to be sufficient to meet working capital needs, debt service, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

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

I TEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

After considering the impact of interest rate swap agreements, at June 24, 2007, $1.27 billion of our outstanding long-term debt represented fixed-rate debt and $611 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $5.2 million as of June 24, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures—

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 24, 2007, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting—

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2007 second quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the limited partners of Cedar Fair, L.P. was held on May 17, 2007 to consider and vote upon the election of three Directors of the general partner for a three-year term expiring in 2010. The following individuals were re-elected to the Board of Directors of the general partner, with votes as indicated opposite each director’s name:

Nominee	For	Withheld
Richard S. Ferreira	46,211,020	1,344,538
Richard L. Kinzel	46,868,471	688,636
Thomas A. Tracy	46,835,651	719,907

ITEM 6.    EXHIBITS

Exhibit (10.1)	Cedar Fair, L.P. Amended and Restated Executive Change of Control Plan

Exhibit (10.2)	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan

Exhibit (10.3)	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan

Exhibit (10.4)	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan

Exhibit (10.5)	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program

Exhibit (10.6)	Employment Agreement with Richard L. Kinzel

Exhibit (10.7)	Employment Agreement with Jacob T. Falfas

Exhibit (10.8)	Employment Agreement with Peter J. Crage

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P. (Registrant)

By:	Cedar Fair Management, Inc.
General Partner

Date: August 2, 2007	/S/ PETER J. CRAGE

Peter J. Crage
Corporate Vice President—Finance
(Chief Financial Officer)

/S/ BRIAN C. WITHEROW

Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (10.1)	Cedar Fair, L.P. Amended and Restated Executive Change of Control Plan

Exhibit (10.2)	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan

Exhibit (10.3)	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan

Exhibit (10.4)	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan

Exhibit (10.5)	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program

Exhibit (10.6)	Employment Agreement with Richard L. Kinzel

Exhibit (10.7)	Employment Agreement with Jacob T. Falfas

Exhibit (10.8)	Employment Agreement with Peter J. Crage

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002