Form 10-Q
period 2007-09-30
CEDAR FAIR L P
filed 2007-11-09
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒.

Title of Class	Units Outstanding As Of
Units Representing	October 1, 2007
Limited Partner Interests	54,227,529

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	9/30/07	12/31/06
ASSETS
Current Assets:
Cash and cash equivalents	$36,970	$30,203
Receivables	58,234	21,796
Inventories	32,116	26,377
Prepaids and other current assets	16,581	26,132

	143,901	104,508
Property and Equipment:
Land	343,647	325,617
Land improvements	320,534	315,406
Buildings	585,035	580,588
Rides and equipment	1,294,998	1,237,790
Construction in progress	12,847	25,288

	2,557,061	2,484,689
Less accumulated depreciation	(608,281)	(498,980)

	1,948,780	1,985,709

Goodwill	321,856	314,057
Other Intangibles, net	66,293	64,837
Other Assets	27,397	41,810

	$2,508,227	$2,510,921

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	41,362	19,764
Deferred revenue	19,700	19,490
Accrued interest	899	1,345
Accrued taxes	91,333	38,632
Accrued salaries, wages and benefits	29,767	27,537
Self-insurance reserves	23,831	22,124
Other accrued liabilities	15,483	12,916

	239,825	159,258

Deferred Tax Liability	130,641	146,801

Other Liabilities	85,650	34,534

Long-Term Debt:
Revolving credit loans	—	40,888
Term debt	1,705,737	1,718,825

	1,705,737	1,759,713
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	1
Limited partners, 54,227 and 54,092 units outstanding at September 30, 2007 and December 31, 2006, respectively	369,201	440,516
Accumulated Other Comprehensive Loss	(28,118)	(35,192)

	346,374	410,615

	$2,508,227	$2,510,921

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/30/07	9/24/06	9/30/07	9/24/06	9/30/07	9/24/06
Net revenues:
Admissions	$320,361	$309,616	$481,847	$389,569	$551,753	$432,920
Food, merchandise and games	202,059	193,200	322,192	264,570	364,536	294,892
Accommodations and other	45,093	39,333	67,487	57,384	75,103	61,740

	567,513	542,149	871,526	711,523	991,392	789,552

Costs and expenses:
Cost of food, merchandise and games revenues	49,518	46,952	80,558	66,577	94,183	74,746
Operating expenses	160,665	157,546	342,946	264,760	418,450	308,206
Selling, general and administrative	65,980	52,138	117,424	80,803	137,345	94,261
Impairment loss on fixed assets	39,218	—	39,218	—	39,218	—
Depreciation and amortization	67,204	56,312	117,175	78,004	129,874	84,727

	382,585	312,948	697,321	490,144	819,070	561,940

Operating income	184,928	229,201	174,205	221,379	172,322	227,612
Interest expense	41,036	34,966	110,634	50,207	149,583	56,599
Other expense, net	1,768	4,643	2,067	4,643	1,200	4,643

Income before taxes	142,124	189,592	61,504	166,529	21,539	166,370
Provision for taxes	87,992	56,689	56,966	49,070	46,983	46,596

Net income (loss)	54,132	132,903	4,538	117,459	(25,444)	119,774
Net income allocated to general partner	1	1	—	1	—	1

Net income (loss) allocated to limited partners	$54,131	$132,902	$4,538	$117,458	$(25,444)	$119,773

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	54,220	53,968	54,188	53,912	54,161	53,876
Net income (loss) per limited partner unit	$1.00	$2.46	$0.08	$2.18	$(0.47)	$2.22

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,068	54,964	55,010	54,915	54,161	54,930
Net income (loss) per limited partner unit	$0.98	$2.42	$0.08	$2.14	$(0.47)	$2.18

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands, except per unit amounts)

Nine Months Ended 09/30/07
Limited Partnership Units Outstanding
Beginning balance 12/31/06	54,092
Limited partnership unit options exercised	83
Issuance of limited partnership units as compensation	52

54,227

Limited Partners’ Equity
Beginning balance 12/31/06	$440,516
Net income	4,538
Partnership distribution declared ($1.42 per limited partnership unit)	(76,932)
Expense recognized for limited partnership unit options	35
Limited partnership unit options exercised	253
Tax effect of units involved in option exercises and treasury unit transactions	(703)
Issuance of limited partnership units as compensation	1,494

369,201

General Partner’s Equity
Beginning balance 12/31/06	1
Net income	—

1

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance 12/31/06	(2,039)
Current period activity, net of tax ($7,399)	13,682

11,643

Unrealized loss on cash flow hedging derivatives:
Beginning balance 12/31/06	(33,153)
Current period activity, net of tax ($1,188)	(6,608)

(39,761)

(28,118)

Total Partners’ Equity	$346,374

Summary of Comprehensive Income
Net income	$4,538
Other comprehensive income	7,074

Total Comprehensive Income	$11,612

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Nine months ended		Twelve months ended
	9/30/07	9/24/06	9/30/07	9/24/06	9/30/07	9/24/06
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$54,132	$132,903	$4,538	$117,459	$(25,444)	$119,774
Adjustments to reconcile net income (loss) to net cash from operating activities:
Non-cash expense	111,345	63,399	166,888	85,421	179,608	93,156
Excess tax benefit from unit-based compensation expense	(10)	(242)	(366)	(749)	(472)	(960)
Net change in working capital	40,100	11,617	45,263	12,008	(450)	8,267
Net change in other assets/liabilities	(11,241)	21	(16,421)	4,528	(10,065)	81

Net cash from operating activities	194,326	207,698	199,902	218,667	143,177	220,318

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	(1,252,685)	—	(1,252,685)	—	(1,252,685)
Capital expenditures	(13,620)	(10,988)	(66,853)	(48,800)	(74,731)	(63,507)

Net cash (for) investing activities	(13,620)	(1,263,673)	(66,853)	(1,301,485)	(74,731)	(1,316,192)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(146,650)	(196,600)	(40,888)	(105,850)	—	(72,500)
Term debt borrowings	—	1,745,000	—	1,745,000	—	1,745,000
Term debt payments, including early termination penalties	(8,726)	(371,053)	(13,088)	(371,053)	(21,813)	(371,053)
Distributions paid to partners	(25,748)	(25,343)	(76,932)	(75,427)	(102,351)	(100,158)
Termination of interest rate swap agreements	—	—	3,867	—	3,867	—
Exercise of limited partnership unit options	242	—	253	—	253	—
Payment of debt issuance costs	—	(26,962)	(2,000)	(26,962)	(1,348)	(26,962)
Excess tax benefit from unit-based compensation expense	10	242	366	749	472	960

Net cash from (for) financing activities	(180,872)	1,125,284	(128,422)	1,166,457	(120,920)	1,175,287

EFFECT OF EXCHANGE RATE CHANGES ON CASH	984	(212)	2,140	(212)	1,596	(212)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	818	69,097	6,767	83,427	(50,878)	79,201
Balance, beginning of period	36,152	18,751	30,203	4,421	87,848	8,647

Balance, end of period	$36,970	$87,848	$36,970	$87,848	$36,970	$87,848

SUPPLEMENTAL INFORMATION
Cash payments for interest expense (1)	$45,303	$30,643	$105,312	$45,306	$151,585	$49,053
Interest capitalized	426	226	1,769	826	2,101	1,010
Cash payments for income taxes	6,741	5,091	16,109	7,069	18,776	9,511

(1)	Cash payments for interest expense for the twelve months ended September 30, 2007 reflects thirteen months of interest payments.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 24, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding twelve-month periods ended September 30, 2007 and September 24, 2006 to accompany the quarterly results. Because amounts for the twelve months ended September 30, 2007 include 2006 fourth quarter operating results, they may not be indicative of 2007 full calendar year operations. Additionally, the twelve month period ended September 30, 2007 includes an additional week compared to the twelve month period ending September 24, 2006.

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

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 30, 2007 and September 24, 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, which were included in the Form 10-K filed on March 1, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates eleven amusement parks, six outdoor water parks, one indoor water park and five hotels. In order to more efficiently manage its properties and communicate its results, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western region parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Castaway Bay, Star Trek: The Experience and Knott’s Berry Farm are open year-round, but Knott’s operates at its highest level of attendance during the third and fourth quarters of the year.

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

During 2006, the Partnership entered into several interest rate swap agreements which effectively convert $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at September 30, 2007, which was obtained from broker quotes, was recorded as a liability of $35.8 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the third quarter of 2007.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. As a result of the termination of the swaps, the Partnership received $3.9 million of cash. The swaps were hedging the functional-currency-equivalent cash flows of debt that was re-measured at spot exchange rates. Accordingly, gains were previously reclassified out of “Accumulated other comprehensive income” (AOCI) into earnings to offset the related FASB Statement No. 52 transaction losses on the debt. This offset the value received on the terminated swaps and resulted in an overall deferred hedging loss in AOCI of $8.6 million at the termination date, which is being amortized through August 2011 (the original hedge period and remaining term of the underlying debt).

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $44.6 million at September 30, 2007, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the third quarter of 2007.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	09/30/07	09/24/06	09/30/07	09/24/06	09/30/07	09/24/06
	(In thousands except per unit amounts)
Basic weighted average units outstanding	54,220	53,968	54,188	53,912	54,161	53,876
Effect of dilutive units:
Unit options	631	805	629	847	—	889
Phantom units	217	191	193	156	—	165

Diluted weighted average units outstanding	55,068	54,964	55,010	54,915	54,161	54,930

Net income (loss) per unit - basic	$1.00	$2.46	$0.08	$2.18	$(0.47)	$2.22

Net income (loss) per unit - diluted	$0.98	$2.42	$0.08	$2.14	$(0.47)	$2.18

The effect of unit options and phantom units for the twelve months ended September 30, 2007, had they not been antidilutive, would have been 640,000 and 196,000 units, respectively.

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

Balance at December 31, 2006	$314,057
Translation adjustment	16,314
Purchase accounting adjustments	(8,515)

Balance at September 30, 2007	$321,856

At September 30, 2007, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$54,110	$—	$54,110
License / franchise agreements	14,046	2,003	12,043
Non-compete agreements	200	60	140

Total other intangible assets	$68,356	$2,063	$66,293

Amortization expense of other intangible assets for the nine months ended September 30, 2007 was $1.0 million. The estimated amortization expense for the remainder of 2007 is $342,000. Estimated amortization expense for the next five years is $1.4 million annually.

(7) Geauga Lake and Wildwater Kingdom Restructuring:

On September 21, 2007, the Board of Directors of Cedar Fair, L.P. announced that Geauga Lake & Wildwater Kingdom, its combined water park/amusement park located in Aurora, Ohio, will be operated exclusively as a water park beginning with the 2008 season.

In connection with this restructuring, Cedar Fair incurred losses associated with non-cash charges for impairment of fixed assets totaling $39.2 million. Certain assets (primarily land and rides), with aggregate net book value totaling approximately $28.0 million at September 30, 2007, are being held for sale and for development and are classified as “Prepaids and other current assets” and “Property and Equipment,” respectively, on the accompanying balance sheet. The company used two independent consulting firms to determine the estimated fair value of such assets.

Additionally, employee costs of $240,000 related to severance and benefits were recorded in the third quarter.

(8) Income and Partnership Taxes:

Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2007, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carryforwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership is levied a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(9) New Accounting Pronouncements:

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” – On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

With this acquisition, we are now 18 distinct locations, covering a much larger and diversified footprint. In order to efficiently manage our properties and communicate our results going forward, we have created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Michigan’s Adventure and Geauga Lake’s Wildwater Kingdom. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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

Impairment of Long-Lived Assets – The carrying values of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

The determination of both undiscounted and discounted cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact the consolidated financial statements.

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

Results of Operations:

Our results of operations for the nine and twelve months ended September 30, 2007 and September 24, 2006 are not directly comparable due to the acquisition of PPI on June 30, 2006. Since material differences in our statements of operations during these periods are primarily due to this acquisition, we will discuss operating results on a same-park basis compared to previous periods.

The third fiscal quarter ended September 30, 2007 also includes an additional week when compared to the third fiscal quarter ended September 24, 2006. During this time our seasonal amusement parks were open weekends only, while our year-round properties (Knott’s Berry Farm, Castaway Bay and Star Trek: The Experience) were in operation for the full week. For ease of comparison, we will also briefly discuss the impact the additional week had on third quarter 2007 revenue and attendance figures.

Third Quarter –

The following table presents key financial information for the three months ended September 30, 2007 and September 24, 2006:

	Three months ended 9/30/07	Three months ended 9/24/06	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)
Attendance	12,875	13,025	(150)	(1.2)
Per capita spending	$40.55	$38.75	$1.80	4.6
Out-of-park revenues	$53,527	$51,279	$2,248	4.4

Net revenues	$567,513	$542,149	$25,364	4.7
Cash operating costs and expenses	276,125	256,614	19,511	7.6

Adjusted EBITDA	291,388	285,535	5,853	2.0
Depreciation and amortization	67,204	56,312	10,892	19.3
Equity-based compensation	38	22	16	72.7
Impairment loss on fixed assets	39,218	—	39,218	—

Operating income	$184,928	$229,201	$(44,257)	(19.3)

For the quarter ended September 30, 2007, which included one more week than the prior year’s third quarter, consolidated net revenues increased 5%, or $25.4 million, to $567.5 million from $542.1 million in 2006. This increase was primarily due to a 5% increase in per capita spending across all of the parks, offset somewhat by a 1% decrease, or 150,000 visits, in attendance primarily in the southern and western regions. Out-of-park revenues, including resort hotels, increased 4%, or $2.2 million.

The additional operating days in the third quarter of 2007 provided approximately a $14 million benefit to revenues in the quarter as well as an additional 304,000 guest visits.

We are pleased with the strength in our in-park per capita spending during the third quarter, which more than offset somewhat disappointing attendance trends during this same period. The 5% increase in guest spending was more than enough to offset the 3% decrease in attendance over a comparable operating period (excluding the 304,000 guest visits during the additional operating days). This is a transitional year for us as we are testing our new markets with various pricing strategies and marketing promotions in an effort to strengthen price integrity at the newly acquired parks. During the 2007 operating season, we made adjustments to ticket distributions at the newly acquired parks, including the elimination of many complimentary tickets. We also made changes to the 2007 season pass programs to make them more comparable to our existing parks. For the quarter ended September 30, 2007, we eliminated over 220,000 complimentary tickets at the newly acquired parks. We also experienced a decrease of approximately 300,000 season pass visits during this same period. While we anticipated a decrease in season pass visitors due to changes in pricing and benefits that were previously offered, the decrease was larger than originally anticipated. We will continue to adjust the season pass programs at all of our parks in an effort to achieve an optimal mix of attendance to maximize revenue and profits. Our long-term strategy is to build integrity into our pricing structure, while offering a high value, high quality experience to our guests.

Excluding depreciation, amortization and other non-cash charges, total operating costs and expenses for the quarter increased 8% to $276.1 million from $256.6 million in 2006 due primarily to the additional operating days in the current period. For the quarter, adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash costs), which management believes is a meaningful measure of the company’s park-level operating results, increased 2%, or $5.8 million, to $291.4 million from $285.5 million a year ago. The majority of this increase is attributable to the additional week in the quarter, aided in part by improved performances at several of our parks located in the northern region.

On September 21, 2007 we announced plans to operate Geauga Lake & Wildwater Kingdom, our property located in Aurora, Ohio, exclusively as a water park beginning in 2008. After four years of operation, we determined that the market demand was not sufficient to support the park as it was structured. We plan to market the excess property and have identified assets to be relocated to other locations, to be sold and/or disposed. In connection with this restructuring, we incurred losses associated with non-cash charges for impairment of fixed assets totaling $39.2 million for the quarter. Further discussion of this transaction can be found in Note 7 to the Unaudited Condensed Consolidated Financial Statements.

For the period, depreciation and amortization expense increased $10.9 million to $67.2 million due primarily to the additional operating days in the current period. After depreciation, amortization and impairment losses, operating income for the quarter decreased to $184.9 million from $229.2 million a year ago.

Interest expense for the third quarter in 2007 compared to the third quarter of 2006 increased $6.1 million to $41.0 million due primarily to the additional days in the current quarter. A provision for taxes of $88.0 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes during the third quarter of 2007, which compares to a provision for taxes of $56.7 million in the same period a year ago. To determine the interim period income tax provision (benefit) of our corporate subsidiaries we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2007 estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carryforwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. This is expected to substantially reverse in the fourth quarter. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be between $15-18 million for the 2007 calendar year.

After interest expense, a charge for impairment of assets and provision for taxes, net income for the period totaled $54.1 million, or $0.98 per diluted limited partner unit, compared with net income of $132.9 million, or $2.42 per unit, a year ago.

Nine Months Ended September 30, 2007 –

The nine months ended September 30, 2007 includes additional operating days when compared with the nine months ended September 24, 2006. During this additional week our seasonal amusement parks were open weekends only, while our year-round properties (Knott’s Berry Farm, Castaway Bay and Star Trek: The Experience) were in operation for the full week. For ease of comparison, we will also briefly discuss the impact the additional week had on the first nine-months of 2007 revenue and attendance figures.

The following table presents key financial information for the nine months ended September 30, 2007 and September 24, 2006:

	All Properties (a)	Same Park Comparison (b)
	Nine months ended 9/30/07	Nine months ended 9/30/07	Nine months ended 9/24/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	19,604	10,688	10,810	(122)	(1.1)
Per capita spending	$40.62	$39.69	$37.75	$1.94	5.1
Out-of-park revenues	$90,421	$84,754	$82,661	$2,093	2.5

Net revenues	$871,526	$503,169	$482,442	$20,727	4.3
Cash operating costs and expenses	540,527	297,744	297,680	64	0.0

Adjusted EBITDA	330,999	205,425	184,762	20,663	11.2
Depreciation and amortization	117,175	55,083	50,779	4,304	8.5
Equity-based compensation	401	—	—	—	—
Impairment loss on fixed assets	39,218	39,218	—	39,218	—

Operating income (loss)	$174,205	$111,124	$133,983	$(22,859)	(17.1)

(a)	Includes results for all owned and/or managed properties and corporate costs as of September 30, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs.

Same-Park Comparison:

Operating results on a same-park basis for the nine months ended September 30, 2007, reflect an additional week compared to the nine months ended September 24, 2006. Through the first nine months of the year, consolidated net revenues on a same-park basis increased 4%, or $20.7 million, to $503.2 million from $482.4 million for the same period in 2006. The increase in revenues is due to a 5% increase in per capita spending across all of our parks, offset somewhat by a 1% decrease, or 122,000 visits, in combined attendance and an increase of 3%, or $2.1 million, in out-of-park revenues, including resort hotels.

On a same-park basis, the additional operating days provided approximately an $8 million benefit to revenues as well as an additional 166,000 guest visits for the current period. Excluding the impact of the additional days of operations, the increase in revenues for the first nine months of the year was the result of increased in-park per capita spending across all of our parks which more than offset a decrease in attendance.

Excluding depreciation, amortization and other non-cash charges, total operating costs and expenses for the first nine months remained relatively unchanged on a same-park basis. A decrease in operating costs and expenses during the first half of the year, resulting from a decrease in operating days and a reduction in operating costs in our northern region, primarily at Geauga Lake, were offset by the additional week in the third quarter. For the period, adjusted EBITDA on a same-park basis totaled $205.4 million, $20.7 million higher than last year. The increase in adjusted EBITDA is the result of improved operating results in our northern and western regions and, to a lesser extent, the additional operating days in 2007.

For the period, depreciation and amortization expense on a same-park basis increased $4.3 million, or 9%, due primarily to the accelerated depreciation on certain Geauga Lake assets and an additional week in 2007. After depreciation, amortization and impairment losses, operating income for the period on a same-park basis decreased to $111.1 million from $134.0 million a year ago.

Combined Results:

On a combined basis, including the newly acquired parks, net revenues for the first nine months of 2007 were $871.5 million compared to $711.5 million in 2006. As mentioned in the “Third Quarter” section above, the additional operating days provided a benefit of approximately $14 million to revenues as well as an additional 304,000 guest visits for the nine-month period ended September 30, 2007.

Excluding depreciation, amortization and other non-cash charges, combined operating costs and expenses were $540.5 million versus $412.1 million a year ago. Adjusted EBITDA for the nine-month period increased $31.6 million to $331.0 million. After depreciation, amortization and a $39.2 million impairment loss from the Geauga Lake restructuring, operating income for the period, on a combined basis, was $174.2 million compared with $221.4 million for the first nine months in 2006.

Interest expense over the nine-month period increased $60.4 million to $110.6 million, due to the acquisition of PPI. A provision for taxes of $57.0 million was recorded in 2007 to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $49.1 million for the same period in 2006. As explained in the “Third Quarter” section above, the tax provision for the current nine-month period reflects a significant variation in the customary relationship between income before taxes and the provision for taxes due to the timing of certain tax adjustments affecting the annual effective tax rate. This is expected to substantially reverse in the fourth quarter. Cash taxes paid or payable are not impacted by these interim tax provisions and are expected to be between $15-18 million for the full 2007 calendar year.

After interest expense and the provision for taxes, net income for the nine months totaled $4.5 million, or $0.08 per diluted limited partner unit, compared with a net income of $117.5 million, or $2.14 per unit, a year ago.

Twelve Months Ended September 30, 2007 –

The twelve months ended September 30, 2007 includes an additional week when compared to the twelve months ended September 24, 2006. During this additional week our seasonal amusement parks were open weekends only, while our year-round properties (Knott’s Berry Farm, Castaway Bay and Star Trek: The Experience) were in operation for the full week. For ease of comparison, we will also briefly discuss the impact the additional week had on the twelve months ended September 30, 2007 revenue and attendance figures.

The following table presents key financial information for the twelve months ended September 30, 2007 and September 24, 2006:

	All Properties (a)	Same Park Comparison (b)
	Twelve months ended 9/30/07	Twelve months ended 9/30/07	Twelve months ended 9/24/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	22,282	12,495	12,606	(111)	(0.9)
Per capita spending	$40.41	$39.43	$37.65	$1.78	4.7
Out-of-park revenues	$106,799	$99,692	$96,734	$2,958	3.1

Net revenues	$991,392	$585,151	$560,471	$24,680	4.4
Cash operating costs and expenses	649,416	371,113	362,753	8,360	2.3

Adjusted EBITDA	341,976	214,038	197,718	16,320	8.3
Depreciation and amortization	129,874	61,796	57,502	4,294	7.5
Equity-based compensation	562	—	—	—	—
Impairment loss on fixed assets	39,218	39,218	—	39,218	—

Operating income	$172,322	$113,024	$140,216	$(27,192)	(19.4)

(a)	Includes results for all owned and/or managed properties and corporate costs as of September 30, 2007.
(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs.

Same-Park Comparison:

For the twelve months ended September 30, 2007, which included actual 2006 fourth quarter operating results, net revenues on a same-park basis increased 4% to $585.2 million from $560.5 million for the twelve months ended September 24, 2006, which included actual 2005 fourth quarter operating results. The increase in consolidated net revenues was the result of a 5% increase in guest per capita spending, a 1% decrease, or 111,000 visits, in combined attendance and a 3% increase, or $3.0 million, in out-of-park revenues.

As mentioned in the “Nine Months Ended September 30, 2007” section above, the current period benefits from the additional operating days in the third quarter. On a same-park basis, the additional operating days provided approximately an $8 million benefit to revenues as well as an additional 166,000 guest visits for the current twelve-month period. Excluding the impact of the additional week in the third quarter, improvement in revenues for the trailing twelve months was the result of increased in-park per capita spending in our northern and western regions which more than offset a decrease in attendance in those same regions.

For the twelve months ended September 30, 2007, operating costs and expenses before depreciation, amortization and other non-cash charges increased 2%, or $8.4 million, to $371.1 million on a same park basis. The increase in net revenues more than offset the increase in operating costs and expenses, producing an 8%, or $16.3 million, increase in adjusted EBITDA for the twelve-month period. For the period, depreciation and amortization expense on a same-park basis increased $4.3 million, or 8%, primarily due to the additional operating days in 2007 and the accelerated depreciation on certain Geauga Lake assets. After depreciation, amortization and impairment losses, operating income for the twelve month period decreased to $113.0 million from $140.2 million a year ago.

Combined Results:

On a combined basis, consolidated net revenues for the twelve months ended September 30, 2007, were $991.4 million. Excluding depreciation, amortization and other non-cash charges, combined operating costs and expenses were $649.4 million, generating adjusted EBITDA for the period of $342.0 million. After depreciation, amortization, other non-cash costs and impairment losses, which totaled $169.7 million, operating income for the twelve months was $172.3 million compared with $227.7 million for the same period in 2006.

Interest expense for the twelve month period increased $93.0 million to $150.0 million, due primarily to the acquisition of PPI. During the period, we recorded a provision for taxes of $47.0 million to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $46.6 million a year ago. As explained in the “Third Quarter” section above, the tax provision for the current twelve-month period reflects a significant variation in the customary relationship between income before taxes and the provision for taxes due to the timing of certain tax adjustments affecting the annual effective tax rate. This is expected to substantially reverse in the fourth quarter. Cash taxes paid or payable are not impacted by these interim tax provisions and are expected to be between $15-18 million for the full 2007 calendar year.

After interest expense, provision for taxes, and the $1.2 million of other expense, the net loss for the twelve months ended September 30, 2007 was $25.4 million, or $0.47 per diluted limited partner unit, compared with net income of $119.8 million, or $2.18 per diluted limited partner unit, for the twelve months ended September 24, 2006.

October 2007 –

Overall, results of operations improved significantly during the month of October, as our fall promotions continue to gain in popularity with our guests. New attractions, along with more than favorable weather conditions in our northern region, resulted in a $6.9 million, or 10%, increase in revenues for the month of October. This increase was a result of a 2% increase in in-park per capita spending and a 7% increase, or 119,000 visits, in attendance, and an 8% increase, or $494,000, in out-of-park revenues.

Combined revenues, including the newly acquired parks, through the end of October totaled $946.3 million. During this same period the parks entertained 20.9 million visitors, average in-park per capita spending totaled $40.62, while our out-of-park revenues, including resort hotels, totaled $96.0 million. On a same-park basis, excluding the results of the newly acquired parks, revenues through the end of October increased 3%, or $16.0 million, to $549.4 million. The increase in revenues is attributable to a 5% increase in in-park per capita spending to $39.93 and a 2% increase, or $1.8 million, in out-of-park revenues. This was slightly offset by a decrease of 2%, or 241,000 visits, in attendance.

Liquidity and Capital Resources:

We ended the third quarter of 2007 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.7 at September 30, 2007 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

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

At the end of the quarter, we had $1.73 billion of variable-rate term debt and no outstanding borrowings on our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from fluctuations in interest rates, and to a lesser extent on currency exchange rates on our operations in Canada and, from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We manage interest rate risk through the use of a combination of interest rate swaps, which fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit loans. We mitigate a portion of our foreign currency exposure from the Canadian dollar through the use of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of our net investment in our Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Canadian operations are not hedged.

After considering the impact of interest rate swap agreements, at September 30, 2007, $1.28 billion of our outstanding long-term debt represented fixed-rate debt and $451 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $5.7 million as of September 30, 2007.

A uniform 1% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $350,000 decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2007, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Partnership’s periodic Securities and Exchange Commission filings.

(b)	Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2007 third quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 5. OTHER INFORMATION

(a) On September 26, 2007, Cedar Fair filed a Form 8-K indicating that Geauga Lake & Wildwater Kingdom will be operated as a waterpark beginning in the 2008 season. At that time and in accordance with Item 2.05 “Costs Associated with Exit or Disposal Activities” of Form 8-K, Cedar Fair indicated that it would provide additional information once it was able to make good faith determinations of the estimated cost associated with the change. Please see Note 7 to the Unaudited Condensed Consolidated Financial Statements for a description of the costs associated with the change.

PART II - OTHER INFORMATION

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

CEDAR FAIR, L.P.
(Registrant)

	By	Cedar Fair Management, Inc.
General Partner

Date: November 8, 2007		/s/ Peter J. Crage
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