Form 10-K
period 2007-12-31
CEDAR FAIR L P
filed 2008-02-29
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 24, 2007 of $28.43 per unit was approximately $1,502,073,000.

Number of Depositary Units representing limited partner interests outstanding as of February 1, 2008: 54,343,256

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement for its annual meeting of unitholders to be held in May 2008, which will be filed by the Registrant within 120 days after the close of its 2007 fiscal year.

*********************************

The Exhibit Index is located on page 51

Page 1 of 85 pages

CEDAR FAIR, L.P.

PART I

ITEM 1.	BUSINESS.

Introduction

Cedar Fair, L.P., together with its affiliated companies, (the “Partnership”) is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The Partnership is one of the largest regional amusement park operators in the world and owns 11 amusement parks, six outdoor water parks, one indoor water park and five hotels.

In 2007, the Partnership entertained more than 22 million visitors. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan’s Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott’s Berry Farm, located near Los Angeles in Buena Park, California; and California’s Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership owns Star Trek: The Experience (“Star Trek”), an interactive adventure in Las Vegas, Nevada, and has a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and six separate-gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott’s Berry Farm and Worlds of Fun, the fourth is located near San Diego, the fifth is in Palm Springs, California, and the sixth is Geauga Lake’s Wildwater Kingdom (“Geauga Lake”) located near Cleveland in Aurora, Ohio, which was previously operated as an amusement park and water park, but will be solely operated as a water park beginning in 2008. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership’s seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The six outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximate 130 to 140-day operating season. Both Knott’s Berry Farm and Castaway Bay are open daily on a year-round basis. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for ten consecutive years by Amusement Today’s international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park’s total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

Located adjacent to the park is “Soak City,” a separate-gated water park that features more than 20 water rides and attractions, as well as “Challenge Park,” which includes extra-charge attractions such as “RipCord,” a free-fall ride from a height of more than 15 stories, “Skyscraper,” a ride that spins riders in a full circle reaching heights of 160 feet, two 18-hole themed miniature golf courses and two go-kart tracks.

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

The park is renowned for its seasonal events, including a special Christmas promotion, “Knott’s Merry Farm,” and a Halloween event called “Knott’s Scary Farm,” which has been held for more than 30 years and was named Best Halloween Event in the industry by Amusement Today’s international survey in 2007.

The Partnership also owns and operates three water parks in California. Adjacent to Knott’s Berry Farm is “Knott’s Soak City-Orange County,” a separate-gated seasonal water park that features more than 20 water rides and attractions. Just south of San Diego in Chula Vista, California is “Knott’s Soak City-San Diego,” a seasonal water park which offers its guests more than 20 water rides and attractions. “Knott’s Soak City-Palm Springs” is a 16-acre seasonal water park, located in Palm Springs, California, that offers 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children’s activity area, as well as various food and merchandise shops.

The Partnership also owns and operates the Knott’s Berry Farm Resort Hotel, a 320-room, full-service hotel located adjacent to Knott’s Berry Farm, which features a pool, tennis courts and meeting/banquet facilities.

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park has received recognition for the Best Kids’ Area in the World for seven consecutive years by Amusement Today’s international survey.

The park’s total market area includes approximately 15 million people, and the major areas of dominant influence in this market area, which are Cincinnati, Dayton and Columbus, Ohio, Louisville and Lexington, Kentucky, and Indianapolis, Indiana, include approximately 8 million people.

Canada’s Wonderland

Canada’s Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in June of 2006. It is one of the most attended regional amusement parks in North America. Canada’s Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year, more than 20 cultural festivals featuring renowned music artists from across the world perform in the Kingswood Music Theatre located within the park. The park’s total market area includes approximately 9 million people.

Kings Dominion

Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in June of 2006. The park’s total market area includes approximately 19 million people and the major areas of dominant influence in this market area, which are Richmond and Norfolk, Virginia, Raleigh, North Carolina, Baltimore, Maryland and Washington, D.C, include approximately 12 million people.

The park also offers Kings Dominion Campground, a camping area featuring a swimming pool, playground, volleyball courts, miniature golf, and laundry facilities. Also, the campground offers a free shuttle service between the campground and amusement park.

Dorney Park

Dorney Park, a combination amusement and water park located near Allentown in South Whitehall Township, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeastern United States and serves a total market area of approximately 35 million people. The park’s major markets include Philadelphia, New Jersey, New York City, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley.

Carowinds

Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds’ major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park’s total market area includes approximately 14 million people.

The park also offers Camp Wilderness Resort, a camping area that offers a convenience and merchandise store, laundry facilities, a swimming pool, miniature golf, shuffleboard, and sand volleyball courts. The campground has over 140 paved, level RV sites with full hookups and 57 spacious tent and pop-up sites with water hookups and electric service. The campground also offers a free shuttle service between the campground and amusement park.

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

The Partnership also owns a dormitory facility located adjacent to the park that houses up to 420 of the park’s approximately 1,700 seasonal employees.

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

Great America

Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June of 2006. The park’s total market area includes approximately 13 million people and draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Michigan’s Adventure

Michigan’s Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located near Muskegon, Michigan serves a total market area of approximately 5 million people, principally from central and western Michigan and eastern Indiana.

Geauga Lake

Geauga Lake, near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in April of 2004. Beginning with the 2008 season, Geauga Lake converts from what has historically been a combination amusement park and water park to a stand-alone water park. This family-oriented water park serves a total market area of approximately 17 million people. The park’s major markets include Cleveland/Akron, Youngstown and Pittsburgh.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership’s maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership’s insurance carrier and, at Cedar Point, Knott’s Berry Farm, Kings Island, Kings Dominion, Carowinds, Great America, Dorney Park, Geauga Lake, Valleyfair, Worlds of Fun and Michigan’s Adventure, by state ride-safety inspectors.

EMPLOYEES

The Partnership has approximately 1,800 full-time employees. During the peak operating season, it has approximately 31,500 seasonal and part-time employees, most of whom are high school and college students. Approximately 2,800 of Cedar Point’s seasonal employees and 400 of Valleyfair’s seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS

Name	Age	Position with General Partner
Richard L. Kinzel	67	Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Jacob T. Falfas	56	Jack Falfas has served as Chief Operating Officer since April 2005. Prior to that, he served as Vice President & General Manager of West Coast Operations from 2001 through 2005 and as Vice President & General Manager of Knott’s Berry Farm from December 1997 through 2000.

Peter J. Crage	46	Peter Crage has served as Corporate Vice President of Finance and Chief Financial Officer since July 2005. In August 2004, he rejoined Cedar Fair to serve as Vice President and Corporate Controller after having served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.

Robert A. Decker	47	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.

Craig J. Freeman	54	Craig Freeman has served as Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.

Brian C. Witherow	41	Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	52	Phil Bender has served as a Regional Vice President since June of 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Richard A. Zimmerman	47	Richard Zimmerman has served as Regional Vice President since June of 2007. Prior to that, he served as Vice President and General Manager of Kings Dominion since 1998.

Duffield E. Milkie	42	Duffield Milkie has served as Corporate Vice President – General Counsel since February 2008. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

AVAILABLE INFORMATION

Copies of the Partnership’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership’s Investor Relations Office or through its web site (www.cedarfair.com).

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

Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130 to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak months of July and August or the important Fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.

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

The agreement governing our term debt and our revolving credit facilities includes covenants that under some circumstances could limit, among other things, our ability to: incur additional debt; pay distributions to our unitholders; create liens; make certain investments; consolidate or transfer assets; and enter into certain transactions with our affiliates.

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

The debt we incurred to finance the acquisition of Paramount Parks, Inc. (PPI) could limit our earnings and cash available for distributions if we do not achieve anticipated savings from integration and increased cash flows.

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

Knott’s Berry Farm and Knott’s Soak City are situated on approximately 147 acres and 13 acres, respectively, virtually all of which have been developed. Knott’s Soak City-San Diego is located on 60 acres, of which 27 acres have been developed and 33 acres remain available for future expansion. Knott’s Soak City-Palm Springs is located on 23 acres, of which 17 acres have been developed and 6 acres remain available for future expansion.

Kings Island is situated on approximately 677 acres, of which 318 acres have been developed and 359 acres remain available for future expansion.

Canada’s Wonderland is situated on approximately 295 acres, virtually all of which have been developed. The Partnership also owns approximately 82 acres of property adjacent to the park that is also available for future expansion or other uses.

At Kings Dominion, approximately 279 acres have been developed and 459 acres remain available for future expansion.

Carowinds is situated on approximately 337 acres, of which 299 acres have been developed and 38 acres remain available for future expansion.

Great America is situated on approximately 181 acres, virtually all of which have been developed.

Dorney Park is situated on approximately 201 acres, of which 178 acres have been developed and 23 acres remain available for future expansion.

At Valleyfair, approximately 113 acres have been developed, and approximately 77 additional acres remain available for future expansion.

Worlds of Fun is located on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

At Geauga Lake, the Partnership owns approximately 671 total acres, of which 65 acres have been developed and are in use at the water park and an additional 35 acres are being held for future expansion. The remaining acreage is being held for sale or future development as part of the operational restructuring there.

Michigan’s Adventure is situated on approximately 250 acres, of which 119 acres have been developed and 131 acres remain available for future expansion.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.

All of the Partnership’s property is owned in fee simple, with the exception of Great America in Santa Clara, California, and encumbered by the February 15, 2007 Amended and Restated credit agreement. The Partnership leases this land from the City of Santa Clara through a long-term lease agreement that automatically renews through 2039 with options to terminate at the Partnership’s discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

The Partnership is involved in various claims and routine litigation incidental to its business. The Partnership believes that these claims and proceedings are unlikely to have a material adverse effect on its financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2008, there were approximately 9,000 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests, including 4,515 participants in the Partnership’s distribution reinvestment plan. Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for information regarding the Partnership’s equity incentive plans. The cash distributions declared and the high and low prices of the Partnership’s units are shown in the table below:

2007	Distribution	High	Low
4th Quarter (1)	$0.475	$24.75	$21.00
3rd Quarter	$0.475	29.80	23.84
2nd Quarter	$0.475	29.28	28.20
1st Quarter	$0.470	29.89	27.55

2006	Distribution	High	Low
4th Quarter (2)	$0.470	$28.23	$26.01
3rd Quarter	$0.470	26.75	24.12
2nd Quarter	$0.470	29.50	25.62
1st Quarter	$0.470	29.90	27.81

NOTE 1 –	The declaration of the 2007 fourth quarter distribution, which was payable February 15, 2008, did not occur until January 2008.

NOTE 2 –	The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P – Movies and Entertainment Index, assuming investment of $100 on December 31, 2002.

	Base Period 2002	Return 2003	Return 2004	Return 2005	Return 2006	Return 2007
Cedar Fair, L.P.	100.00	139.10	157.42	154.84	153.76	113.36
S&P 500	100.00	128.69	142.69	149.70	173.34	182.86
S&P 400	100.00	135.62	157.97	177.81	196.16	211.81
S&P Movies and Entertainment	100.00	126.46	127.83	112.90	144.81	131.00

ITEM 6.	SELECTED FINANCIAL DATA.

	2007	2006 (1)	2005	2004 (2)	2003
	(In thousands, except per unit and per capita amounts)
Operating Data
Net Revenues	$986,973	$831,389	$568,707	$541,972	$509,976
Operating income	154,571	219,496	137,322	117,830	125,149
Income before taxes	9,738	126,564	111,576	97,030	103,806
Net income (loss)	(4,491)	87,477	160,852	78,315	85,888
Net income (loss) per unit - basic	(0.08)	1.62	3.00	1.51	1.70
Net income (loss) per unit - diluted	(0.08)	1.59	2.93	1.47	1.67

Financial Position
Total assets	$2,418,668	$2,510,921	$1,024,794	$993,208	$819,341
Working capital (deficit)	(59,960)	(54,750)	(90,123)	(88,557)	(81,917)
Long-term debt	1,752,911	1,777,163	470,850	462,084	368,647
Partners’ equity	285,092	410,615	434,234	370,483	308,891

Distributions
Declared per limited partner unit (3)	$1.90	$1.41	$1.84	$1.80	$1.76
Paid per limited partner unit	$1.90	1.87	1.83	1.79	1.74

Other Data
Depreciation and amortization	$130,623	$90,703	$55,765	$50,690	$44,693
Adjusted EBITDA (4)	340,668	310,274	194,200	173,018	175,707
Capital expenditures	78,522	59,458	75,655	75,878	39,789
Combined attendance (5)	22,113	19,317	12,738	12,635	12,245
Combined in-park guest per capita spending (6)	$40.60	$38.71	$37.68	$36.59	$35.48

NOTE 1 –	Operating results for the Paramount Parks are included for the period subsequent to their acquisition date in June 2006.

NOTE 2 –	Operating results for Geauga Lake are included for the period subsequent to the acquisition date in April 2004.

NOTE 3 –	The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007. Therefore, 2006 distributions declared reflect only three quarterly distribution declarations, while four quarterly payments were made in the year.

NOTE 4 –	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating income (the most comparable financial measure) is provided below.

	2007	2006	2005	2004	2003
	(in thousands)
Operating income	$154,571	$219,496	$137,322	$117,830	$125,149
Depreciation and amortization	130,623	90,703	55,765	50,690	44,693
Equity-based compensation	576	75	1,113	4,498	5,865
Impairment loss on fixed assets	54,898	-	-	-	-

Adjusted EBITDA	$340,668	$310,274	$194,200	$173,018	$175,707

NOTE 5 –	Combined attendance includes attendance figures from the eleven amusement parks, six separately gated outdoor water parks, and Star Trek: The Experience.

NOTE 6 –	Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from these statistics.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In order to efficiently manage our properties since the PPI acquisition in 2006, we created regional designations for our parks. The Northern Region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan’s Adventure. The Southern Region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our Western Region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2007		2006		2005
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$552.1	55.9%	$459.5	55.3%	$292.4	51.4%
Food, merchandise and games	360.1	36.5%	306.9	36.9%	219.1	38.5%
Accomodations and other	74.8	7.6%	65.0	7.8%	57.2	10.1%

Net revenues	987.0	100.0%	831.4	100.0%	568.7	100.0%

Cash operating costs and expenses	646.3	65.5%	521.1	62.7%	374.5	65.9%

Adjusted EBITDA (1)	340.7	34.5%	310.3	37.3%	194.2	34.1%

Depreciation and amortization	130.6	13.2%	90.7	10.9%	55.8	9.8%
Equity-based compensation	0.6	0.1%	0.1	0.0%	1.1	0.2%
Impairment loss on fixed assets	54.9	5.6%	-	0.0%	-	0.0%

Operating income	154.6	15.7%	219.5	26.4%	137.3	24.1%

Interest and other expense, net	144.9	14.7%	88.2	10.6%	25.7	4.5%
Loss on early extinguishment of debt	-	0.0%	4.7	0.6%	-	0.0%
Provision (benefit) for taxes	14.2	1.4%	39.1	4.7%	(49.3)	-8.7%

Net income (loss)	$(4.5)	-0.5%	$87.5	10.5%	$160.9	28.3%

Selective Statistical Information:
Combined attendance (in thousands)		22,113		19,317		12,738
Combined in-park guest per capita spending		$40.60		$38.71		$37.68

(1)	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. For additional information regarding adjusted EBITDA, including a reconciliation of adjusted EBITDA to operating income (the most comparable financial measure), see Note 4 in Item 6, “Selected Financial Data,” on page 13.

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

Derivative Financial Instruments

Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We do not use derivative financial instruments for trading purposes.

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

Results of Operations

2007 vs. 2006

Our 2007 results are not directly comparable to the prior year due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations are primarily due to this acquisition, we will also discuss operating results for 2007 on a same-park basis compared to 2006.

The following table presents key operating and financial information for the years ended December 31, 2007 and 2006.

	All Properties (a)	Same Park Comparison (b)
				Increase (Decrease)
	12/31/07	12/31/07	12/31/06	$	%
	(Amounts in thousands except per capita spending)
Attendance	22,113	12,428	12,618	(190)	(1.5)
Per capita spending	$40.60	$39.59	$37.82	$1.77	4.7
Out-of-park revenues	$110,397	$99,363	$98,104	$1,259	1.3

Net revenues	$986,973	$584,188	$565,119	$19,069	3.4
Cash operating costs and expenses	646,305	360,052	361,513	(1,461)	(0.4)

Adjusted EBITDA	340,668	224,136	203,606	20,530	10.1
Depreciation and amortization	130,623	61,694	57,492	4,202	7.3
Equity-based compensation	576	-	-	-	-
Impairment loss on fixed assets	54,898	54,898	-	54,898	-

Operating income	$154,571	$107,544	$146,114	$(38,570)	(26.4)

(a)	Includes results for all owned and/or managed properties as of December 31, 2007.

(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs. For same-park comparisons in previous filings, corporate costs were included as a reduction of operating income. For the current and future filings, comparisons will be made on a park-level basis and will exclude all corporate costs.

Same-Park Comparison:

Consolidated net revenues in 2007 on a same-park basis increased to $584.2 million from $565.1 million in 2006. The increase in net revenues was the result of a 5% increase in average in-park guest per capita spending and a 1% increase in out-of-park revenues, partially offset by a 2% decline in combined attendance. Average per capita spending and out-of-park revenues, including hotels, increased steadily across all regions during the year. The Northern Region produced increases in average per capita spending and out-of-park revenues, in large part due to the introduction of world-class roller coasters at both Cedar Point and Valleyfair. This more than offset a slight decrease in attendance in the region.

Excluding depreciation, amortization and other non-cash charges, total cash operating costs and expenses, on a same-park basis, decreased slightly to $360.1 million from $361.5 million in 2006. This decrease was primarily attributable to reduced cash operating costs at Geauga Lake in 2007 as a result of the restructuring, offset somewhat by higher operating costs at Knott’s Berry Farm.

On September 21, 2007 we announced plans to operate Geauga Lake exclusively as a water park beginning in 2008. After four years of operation, we determined that the market demand was not sufficient to support the park as it was structured. We plan to market the excess property and have identified assets to be relocated to other locations and to be sold and/or disposed. In connection with this restructuring, we incurred losses associated with non-cash charges for impairment of fixed assets totaling $54.9 million for the year. Although this restructuring was done to ultimately improve EBITDA at this location, the impact of this decision on future levels of revenues and adjusted EBITDA will not be material. Further discussion of this transaction can be found in Note 11 in the Notes to Consolidated Financial Statements.

For the period, depreciation and amortization expense on a same-park basis increased $4.2 million, or 7%, due primarily to the accelerated depreciation on certain Geauga Lake assets in 2007. After higher depreciation, amortization and impairment losses, operating income for the year on a same-park basis decreased to $107.5 million from $146.1 million a year ago.

Because we strongly emphasize generating cash flow for distributions to our unitholders, a meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits (for additional information regarding adjusted EBITDA and a reconciliation to net income, see Note 4 in Item 6, “Selected Financial Data,” on page 13). In 2007, adjusted EBITDA on a same-park basis increased 10%, or $20.5 million, to $224.1 million, due primarily to strong increases in operating profits at most of our Northern Region parks, including Cedar Point, Dorney Park and Valleyfair. Additionally, this increase in operating profits includes the settlement of a management contract dispute of approximately $3.8 million. Based on these results, our consolidated adjusted EBITDA margin on a same-park basis increased to 38.4% in 2007 from 36.0% in 2006.

All Properties:

On a combined basis, including the newly acquired parks, consolidated net revenues totaled $987.0 million in 2007 compared to $831.4 million in 2006. Excluding depreciation and other non-cash charges, combined operating costs and expenses were $646.3 million versus $521.1 million a year ago.

In 2007, combined adjusted EBITDA increased $30.4 million to $340.7 million, while our adjusted EBITDA margin decreased to 34.5% from 37.3% in 2006. The decrease in margin in 2007 was primarily due to the timing of the acquisition in June 2006, when combined results for the full year 2006 benefited from operating the new parks only during their peak months and avoided the operating costs of the first six months of the year. Included in the increase in adjusted EBITDA of $30.4 million was the settlement of a management contract dispute of approximately $3.8 million.

After depreciation, amortization and the $54.9 million impairment loss from the Geauga Lake restructuring, operating income for the year, on a combined basis, was $154.6 million compared with $219.5 million in 2006.

Interest expense and other expense, net, for the year increased $56.7 million to $144.9 million, primarily due to a full year of interest expense on the acquisition financing compared to only six months in 2006. A provision for taxes of $14.2 million was recorded to account for the tax attributes of our corporate subsidiaries ($5.9 million) and publicly traded partnership (PTP) taxes ($8.3 million). This compares with a provision for taxes of $39.1 for 2006.

After interest expense and provision for taxes, combined net loss for the period totaled $4.5 million, or $0.08 per diluted limited partner unit, compared with net income of $87.5 million, or $1.59 per unit, a year ago.

2006 vs. 2005

Our results for 2006 are not directly comparable to the prior year due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations are primarily due to this acquisition, we will also discuss operating results for 2006 on a same-park basis compared to 2005.

The following table presents key operating and financial information for the years ended December 31, 2006 and 2005.

	All Properties (a)	Same Park Comparison (b)
	12/31/2006	12/31/2006	12/31/2005	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	19,317	12,618	12,738	(120)	(0.9)
Per capita spending	$38.71	$37.82	$37.68	$0.14	0.4
Out-of-park revenues	$103,553	$98,104	$97,091	$1,013	1.0

Net revenues	$831,389	$565,119	$566,541	$(1,422)	(0.3)
Cash operating costs and expenses	521,115	361,513	364,507	(2,994)	(0.8)

Adjusted EBITDA	310,274	203,606	202,034	1,572	0.8
Depreciation and amortization	90,703	57,492	55,765	1,727	3.1
Equity-based compensation	75	-	-	-	-

Operating income	$219,496	$146,114	$146,269	$(155)	(0.0)

(a)	Includes results for all owned and/or managed properties as of December 31, 2006

(b)	Same park comparison includes properties owned and operated for the full periods in 2006 and 2005 and excludes the newly acquired parks and corporate costs. For same-park comparisons in previous filings, corporate costs were included as a reduction of operating income. For the current and future filings, comparisons will be made on a park-level basis and will exclude all corporate costs.

Same-Park Comparison:

Consolidated net revenues in 2006 on a same-park basis decreased slightly to $565.1 million from $566.5 million in 2005. The decrease in net revenues was the result of a 1% decrease in combined attendance, a 1% increase in out-of-park revenues and average guest per capita spending which increased slightly. The small decrease in attendance and revenues is primarily due to performance at several of our Northern Region parks. The region was impacted by a continued soft economy coupled with higher gas prices throughout the 2006 operating season. These soft spots were partially offset by increased attendance and per capita spending at other parks within the region. The Southern Region, which benefited from a world-class roller coaster introduced at Worlds of Fun, produced attendance and revenues increases of more than 10%, while the Western Region parks increased their in-park and out-of-park revenues on relatively steady attendance.

Excluding depreciation, amortization and other non-cash charges, total cash operating costs and expenses, on a same-park basis, decreased slightly to $361.5 million from $364.5 million in 2005. The decrease was attributable to lower operating costs at our Northern Region parks, offset slightly by higher operating costs in our Southern Region due in part to higher attendance.

After higher depreciation, offset by lower non-cash charge for unit options, operating income for 2006 on a same-park basis decreased to $146.1 million from $146.3 million a year ago.

In 2006, adjusted EBITDA on a same-park basis increased one percent, or $1.6 million, to $203.6 million, in part due to slightly improved results at several of our Northern Region parks, our Southern Region parks, where a new world-class roller coaster was introduced at Worlds of Fun, and our Western parks, where in-park and out-of-park spending increased year-over-year. These improved results were slightly offset by decreases in operating profits from some of our Northern Region parks. Based on these results, our consolidated adjusted EBITDA margin in 2006 on a same-park basis increased to 36.0% from 35.7% in 2005.

All Properties:

On a combined basis, including the newly acquired parks, consolidated net revenues for 2006 were $831.4 million. Excluding depreciation and other non-cash charges, combined operating costs and expenses were $521.1 million. After depreciation, amortization and a small non-cash charge for unit options, operating income for 2006 was $219.5 million compared with $137.3 million in 2005.

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

Financial Condition

We ended 2007 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 2.0 at December 31, 2007 is the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2007 increased $15.3 million to $181.7 million compared with $166.4 million in 2006. The increase in operating cash flows between years is primarily attributable to the improved operating results of our legacy parks, largely offset by higher cash interest payments.

Net cash from operating activities in 2006 increased $5.9 million to $166.4 million compared with $160.5 million in 2005. The increase in operating cash flows is primarily attributable to the operation of the newly acquired parks, substantially offset by higher cash interest payments.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our parks and resort properties. During 2007, cash used for investing activities totaled $78.5 million, compared to $1,312.9 million in 2006 and $75.7 million in 2005. The significant increase in cash for investing activities in 2006 was attributable to the acquisition of PPI.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations, while carefully controlling operating and administrative expenses.

For the 2008 operating season, we are investing $88 million in capital improvements at our 18 properties, including the addition of world-class roller coasters at Canada’s Wonderland, Kings Dominion, Dorney Park, Knott’s Berry Farm, and Michigan’s Adventure. The 2008 program will also include the introduction of new water attractions at Carowinds and a new spinning ride at Great America.

In addition to adding great new thrill rides, we are also investing in other capital improvements across our parks, including additional rides and attractions, restaurant renovations, new games and other general improvements.

We believe the combination of a strong capital program, our second full year of operating the newly acquired parks, and our continued focus on guest service, will improve attendance, guest per capita spending and operating results company wide in 2008. However, stable population trends in the parks’ market areas and uncontrollable factors, such as weather, the economy, and competition for leisure time and spending, preclude us from anticipating significant long-term increases in attendance.

Financing Activities

Net cash utilized for financing activities totaled $127.9 million in 2007, compared to net cash from financing activities of $1,173.3 million in 2006 and net cash utilized for financing activities of $83.8 million in 2005. The significant increase in cash from financing activities in 2006 was attributable to higher borrowings to fund the PPI acquisition.

Capital Resources

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the Credit Agreement). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement (the Amended Agreement), reducing interest rate spreads on the term borrowings by 50 basis points (bps).

The credit facilities provided under the February 15, 2007 Amended and Restated Credit Agreement include a $1,467.6 million U.S. term loan, $310 million in U.S. revolving loan commitments, a $268.7 million Canadian term loan and $35 million in Canadian revolving loan commitments.

Under the Amended Agreement, U.S. denominated loans made under the U.S. and Canadian revolving loan commitments currently bear interest at a rate based on LIBOR plus 250 bps. Canadian denominated loans made under the Canadian revolving commitments currently bear interest at a rate based on Bankers’ Acceptance plus 250 bps or Canadian prime plus 150 bps. All term debt currently bears interest at either a rate based on LIBOR plus 200 bps or a rate based on a prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012 and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012 and amortizes at a rate of $2.7 million per year. The U.S. revolving commitment and the Canadian revolving commitment expire on August 30, 2011. The credit agreement also provides for the issuance of documentary and standby letters of credit.

At December 31, 2007, we had $1,718.8 million of variable-rate term debt and $34.1 million in borrowings under the revolving credit facilities. After letters of credit, which totaled $11.5 million at December 31, 2007, we had $299.4 million of available borrowings under our revolving credit agreements. During 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our U.S. variable-rate debt to a fixed-rate of 7.6%, after taking into account the February 2007 amendment to the credit agreement. In January 2008, we entered into several additional interest rate swap agreements which effectively convert another $300.0 million of our variable-rate debt to a fixed rate of 4.7%.

During 2006 we also entered into two cross-currency swap agreements to manage our foreign currency risk exposure on term debt borrowings related to our wholly owned Canadian subsidiary. In February 2007, we terminated the two cross-currency swaps and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt.

Of the total term debt, $17.5 million is scheduled to mature in 2008. Based on interest rates in effect at year-end for variable-rate debt, we expect our aggregate average cost of debt to be in the 6.9% to 7.1% range for 2008 and cash interest payments for 2008 would total approximately $130 million versus actual interest paid of $138 million in 2007. In addition, cash distributions in 2008, at the current rate of $1.92 per unit, would total approximately $104 million, 1.3% higher than the distributions paid in 2007.

Credit facilities and cash flow from operations are expected to be adequate to meet working capital needs, debt service, planned capital expenditures and regular quarterly cash distributions for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2007 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,333.6	$145.9	$288.1	$1,899.6	$-
Capital expenditures (2)	79.8	68.0	11.8	-	-
Lease & other obligations (3)	70.9	20.4	12.0	10.9	27.6

Total	$2,484.3	$234.3	$311.9	$1,910.5	$27.6

(1)	Represents maturities on long-term debt obligations, plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2007.

(3)	Represents contractual lease and purchase obligations in place at year-end.

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

After considering the impact of interest rate swap agreements, at December 31, 2007, $1,265.9 million of our outstanding long-term debt represented fixed-rate debt and $487.0 million represented variable-rate debt. In January of 2008 we hedged an additional $300.0 million of our long-term debt through the use of several new interest rate swaps agreements. Further discussion on these swaps can be found in Note 6 in Item 8. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the January 2008 rate swap agreements, would be approximately $3.4 million as of December 31, 2007.

A uniform 1% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $334,000 decrease in annual operating income.

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

Reference is made to the information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 22 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2007 and 2006 are presented in the table below (in thousands, except per unit amounts):

(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2007
1st Quarter	$29,999	$(50,882)	$(55,124)	$(1.02)	$(1.02)
2nd Quarter	274,014	40,159	5,530	0.10	0.10
3rd Quarter (1)	567,513	184,928	54,132	1.00	0.98
4th Quarter (2)	115,447	(19,634)	(9,029)	(0.17)	(0.17)

	$986,973	$154,571	$(4,491)	$(0.08)	$(0.08)

2006
1st Quarter	$23,945	$(27,694)	$(26,504)	$(0.49)	$(0.49)
2nd Quarter	145,429	19,872	11,060	0.21	0.20
3rd Quarter	542,149	229,201	132,903	2.46	2.42
4th Quarter	119,866	(1,883)	(29,982)	(0.55)	(0.55)

	$831,389	$219,496	$87,477	$1.62	$1.59

(1)	The third quarter of 2007 included two non-cash charges totaling $70.5 million. The first item was a non-cash charge for impairment of assets relating to the Geauga Lake restructuring ($39.2 million). The second item was an increase to provision for taxes, which substantially reversed in the fourth quarter.

(2)	The fourth quarter of 2007 included an additional non-cash charge of $15.7 million for the impairment of assets relating to the Geauga Lake restructuring. This additional impairment charge reflected changes in estimates including management’s plan for the disposition of certain assets. Additionally, the fourth quarter included the substantial reversal of a non-cash charge for provision for taxes made in the third quarter, as noted above.

Note:	To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

Report of Independent Registered Public Accounting Firm

To the Partners of Cedar Fair, L.P.:

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 28, 2008

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	12/31/07	12/31/06
ASSETS
Current Assets:
Cash and cash equivalents	$5,501	$30,203
Receivables	16,516	21,796
Inventories	26,884	26,377
Prepaids and other current assets	13,847	26,132

	62,748	104,508
Property and Equipment:
Land	344,688	325,617
Land improvements	317,811	315,406
Buildings	582,654	580,588
Rides and equipment	1,270,852	1,237,790
Construction in progress	33,997	25,288

	2,550,002	2,484,689
Less accumulated depreciation	(616,440)	(498,980)

	1,933,562	1,985,709
Goodwill	325,418	314,057
Other Intangibles, net	66,098	64,837
Other Assets	30,842	41,810

	$2,418,668	$2,510,921

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	18,566	19,764
Deferred revenue	18,844	19,490
Accrued interest	660	1,345
Accrued taxes	15,836	38,632
Accrued salaries, wages and benefits	18,276	27,537
Self-insurance reserves	21,539	22,124
Other accrued liabilities	11,537	12,916

	122,708	159,258
Deferred Tax Liability	158,304	146,801
Other Liabilities	117,103	34,534
Long-Term Debt:
Revolving credit loans	34,086	40,888
Term debt	1,701,375	1,718,825

	1,735,461	1,759,713
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	-	1
Limited partners, 54,248 and 54,092 units outstanding at December 31, 2007 and December 31, 2006, respectively	334,740	440,516
Accumulated Other Comprehensive Loss	(54,938)	(35,192)

	285,092	410,615

	$2,418,668	$2,510,921

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2007	2006	2005
Net revenues:
Admissions	$552,145	$459,475	$292,408
Food, merchandise, and games	360,055	306,914	219,094
Accommodations and other	74,773	65,000	57,205

	986,973	831,389	568,707

Costs and expenses:
Cost of food, merchandise and games revenues	92,626	80,202	57,606
Operating expenses	419,053	340,264	243,643
Selling, general and administrative	135,202	100,724	74,371
Impairment loss on fixed assets	54,898	-	-
Depreciation and amortization	130,623	90,703	55,765

	832,402	611,893	431,385

Operating income	154,571	219,496	137,322
Interest expense	145,568	88,294	26,205
Loss on early extinguishment of debt	-	4,697	-
Other income	(735)	(59)	(459)

Income before taxes	9,738	126,564	111,576
Provision (benefit) for taxes	14,229	39,087	(49,276)

Net income (loss)	$(4,491)	$87,477	$160,852
Net income (loss) allocated to general partner	-	1	2

Net income (loss) allocated to limited partners	$(4,491)	$87,476	$160,850

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding - basic	54,200	53,957	53,659
Net income (loss) per limited partner unit - basic	$(0.08)	$1.62	$3.00

Weighted average limited partner units outstanding - diluted	54,200	54,872	54,950
Net income (loss) per limited partner unit - diluted	$(0.08)	$1.59	$2.93

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the years ended December 31,	2007	2006	2005
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(4,491)	$87,477	$160,852
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	130,623	90,703	55,765
Non-cash equity-based compensation expense	576	75	1,113
Loss on early extinguishment of debt	-	4,697	-
Impairment loss on fixed assets	54,898	-	-
Other non-cash expense	11,629	3,486	76
Deferred income taxes	19,141	12,573	(3,071)
Excess tax benefit from unit-based compensation expense	(365)	(946)	-
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in current assets	8,068	34,467	(3,511)
(Increase) decrease in other assets	(4,017)	1,731	(5,915)
Increase (decrease) in accounts payable	(1,109)	(26,582)	5,786
Increase (decrease) in accrued taxes	(16,078)	10,280	(49,906)
Increase (decrease) in self-insurance reserves	(826)	523	128
Decrease in deferred revenue and other current liabilities	(8,881)	(46,980)	(538)
Decrease in other liabilities	(7,457)	(5,080)	(231)

Net cash from operating activities	181,711	166,424	160,548

CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	-	(1,253,461)	-
Capital expenditures	(78,522)	(59,458)	(75,655)

Net cash (for) investing activities	(78,522)	(1,312,919)	(75,655)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisition of Paramount Parks:
Term debt borrowings	-	1,745,000	-
Payment of debt issuance costs	-	(27,842)	-
Net borrowings (payments) on revolving credit loans	(6,802)	(64,962)	30,450
Term debt payments, including early termination penalties	(17,450)	(379,778)	(20,000)
Distributions paid to partners	(102,690)	(100,830)	(98,122)
Termination of interest rate swap agreements	-	-	2,981
Payment of debt issuance costs	(2,000)	-	-
Exercise of limited partnership unit options	683	749	866
Excess tax benefit from unit-based compensation expense	365	946	-

Net cash from (for) financing activities	(127,894)	1,173,283	(83,825)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	(1,006)	-

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(24,702)	25,782	1,068
Balance, beginning of year	30,203	4,421	3,353

Balance, end of year	$5,501	$30,203	$4,421

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$138,098	$90,886	$26,364
Interest capitalized	1,467	1,158	602
Cash payments for income taxes	20,666	9,736	8,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands, except per unit amounts)

For the years ended December 31,	2007	2006	2005
Limited Partnership Units Outstanding
Beginning balance	54,092	53,797	53,480
Limited partnership unit options exercised	104	281	294
Issuance of limited partnership units as compensation	52	14	23

	54,248	54,092	53,797

Limited Partners’ Equity
Beginning balance	$440,516	$428,943	$365,193
Net income (loss)	(4,491)	87,476	160,850
Partnership distribution declared (2007 - $1.90; 2006 - $1.41; 2005 - $1.84 per limited partner unit) (1)	(102,690)	(76,098)	(98,802)
Expense recognized for limited partnership unit options	43	75	1,113
Limited partnership unit options exercised	683	749	866
Tax effect of units involved in option exercises and treasury unit transactions	(815)	(1,040)	(1,031)
Issuance of limited partnership units as compensation	1,494	411	754

	334,740	440,516	428,943

General Partner’s Equity
Beginning balance	1	1	-
Net income	-	1	2
Partnership distribution declared	(1)	(1)	(1)
Repurchase of 0.1% general partner interest	-	-	-

	-	1	1

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	(2,039)	-	-
Current year activity, net of tax ($7,718 in 2007 and $1,167 in 2006)	14,794	(2,039)	-

	12,755	(2,039)	-

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(33,153)	-	-
Current year activity, net of tax ($2,071 in 2007 and $3,026 in 2006)	(34,540)	(33,153)	-

	(67,693)	(33,153)	-

	(54,938)	(35,192)	-

Total Partners’ Equity	$285,092	$410,615	$434,234

Summary of Comprehensive Income
Net income (loss)	$(4,491)	$87,477	$160,852
Other comprehensive loss	(19,746)	(35,192)	-

Total Comprehensive Income (Loss)	$(24,237)	$52,285	$160,852

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

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership’s general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The General Partner owns a 0.001% interest in the Partnership’s income, losses and cash distributions, except in defined circumstances, and has full control over all activities of the Partnership. At December 31, 2007 there were 54,248,285 outstanding limited partnership units registered on The New York Stock Exchange, net of 113,698 units held in treasury. At December 31, 2006, there were 54,091,712 outstanding limited partnership units registered, net of 270,271 units held in treasury.

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

Segment Reporting    Although the Partnership manages its parks with a high degree of autonomy, each park has similar economic characteristics and offers similar products and services to similar customers. Therefore, the Partnership operates within the single reportable segment of amusement/water parks with accompanying resort facilities.

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

Cash and Cash Equivalents    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories    The Partnership’s inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $129.3 million in 2007, $90.0 million in 2006, and $55.2 million in 2005.

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

Impairment of Long-Lived Assets    Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. See Note 11 for the impact of SFAS No. 144 in the current year.

Goodwill    Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. Goodwill is reviewed annually for impairment. Goodwill related to parks acquired prior to 2006 is tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2007 and determined that goodwill is not impaired. Goodwill related to the Paramount Parks acquisition (see Note 3) is tested for impairment as of April 1st. The Partnership completed this review during the second quarter in 2007 and determined that goodwill was not impaired.

Intangible Assets    The Partnership’s intangible assets consist primarily of trade-names. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with SFAS No. 142, the Partnership determined that the trade-names had indefinite lives. Pursuant to SFAS No. 142, indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually or more frequently if impairment indicators arise. The Partnership completed this review during the second quarter of 2007 and determined that the intangible assets were not impaired.

Self-Insurance Reserves    Insurance policies have been entered into of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. The Company maintains insurance coverage in excess of self-insured retentions as part of its overall risk management program. Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed. At December 31, 2007 and December 31, 2006 the accrued reserves totaled $21,539 and $22,124, respectively.

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

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park’s operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $54.5 million in 2007, $41.4 million in 2006 and $35.4 million in 2005. Certain costs incurred through year-end for the following year’s advertising programs are included in prepaid expenses.

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

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2007	2006	2005
(In thousands except per unit amounts)
Basic weighted average units outstanding	54,200	53,957	53,659
Effect of dilutive units:
Unit options (Note 7)	-	743	1,123
Phantom units (Note 7)	-	171	168

Diluted weighted average units outstanding	54,200	54,872	54,950

Net income (loss) per unit - basic	$(0.08)	$1.62	$3.00

Net income (loss) per unit - diluted	$(0.08)	$1.59	$2.93

Weighted average unit options and phantom units were excluded from the 2007 diluted earnings per unit calculation as they were anti-dilutive. Weighted average unit options of 30,950 in 2006 were excluded from the diluted earnings per unit calculation, as they were anti-dilutive. No unit options were excluded from the 2005 calculations.

New Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” – On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership adopted FIN 48 on January 1, 2007 (see Note 9). The adoption of FIN 48 was not significant to the Partnership’s consolidated financial statements.

FASB Statement No. 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS No. 157, which establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 157 effective January 1, 2008, and it had no effect on its consolidated financial position and results of operations.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 effective January 1, 2008, and it had no effect on its consolidated financial position and results of operations.

(3) Acquisition:

On June 30, 2006, the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation in a cash transaction valued at an aggregate cash purchase price of $1.24 billion, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure located in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California.

The PPI results of operations since June 30, 2006 are included in the accompanying consolidated financial statements. The acquisition was accounted for as a purchase, and accordingly the purchase price was allocated to assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The table below shows the total purchase cost allocation and resulting goodwill. The Partnership expects approximately $124 million of goodwill to be deductible for tax purposes.

(In thousands)	June 30, 2006
Current assets	$68,610
Property and equipment	1,065,258
Goodwill	304,540
Intangibles and other assets	77,160
Current liabilities	117,598
Deferred taxes and other liabilities	140,459

In connection with the acquisition of PPI, the Partnership terminated existing term debt and revolving credit agreements and entered into a $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). For additional information regarding the Credit Agreement, see the discussion on Long-Term Debt in Note 5.

The Partnership’s consolidated financial statements include the results of operations of PPI since June 30, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Partnership on a pro forma basis, as if the PPI acquisition had occurred at the beginning of the periods presented.

(In thousands, except per unit amounts)	12/31/06	12/31/05
Net revenues	$991,584	$994,518
Operating income	214,201	182,630
Income before taxes	59,706	36,296
Net income	35,427	91,103
Net income per unit – diluted	0.65	1.66

The pro forma results include depreciation and amortization of fair value adjustments on property and newly created definite-lived intangibles and post-acquisition related charges. The pro forma results presented do not reflect cost savings, or revenue enhancements from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. Reflected in the 2005 results is a one time reversal of $62.6 million in contingent liabilities related to publicly traded partnership (PTP) taxes.

(4) Goodwill and Other Intangible Assets:

As further described in Note 3, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

Balance at December 31, 2005	$9,061
Acquisition	309,905
Translation	(4,909)

Balance at December 31, 2006	314,057
Translation	16,726
Purchase accounting and other adjustments	(5,365)

Balance at December 31, 2007	$325,418

The Partnership’s other intangible assets consisted of the following at December 31, 2007 and 2006:

December 31, 2007 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	-	$54,257	$-	$54,257
License / franchise agreements	10.0 years	14,047	2,346	11,701
Non-compete agreements	5.0 years	200	60	140

Total other intangible assets	9.9 years	$68,504	$2,406	$66,098

December 31, 2006 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	-	$51,526	$-	$51,526
License / franchise agreements	10.0 years	14,146	1,015	13,131
Non-compete agreements	5.0 years	200	20	180

Total other intangible assets	9.9 years	$65,872	$1,035	$64,837

Amortization expense of other intangible assets for 2007, 2006, and 2005 was $1,370,000, $703,000, and $580,000, respectively. Amortization expense of other intangible assets at December 31, 2007, is expected to total $1.4 million from 2008 through 2010 and $1.3 million in 2011 and 2012.

(5) Long-Term Debt:

Long-term debt at December 31, 2007 and 2006 consisted of the following:

(In thousands)	2007	2006
Revolving credit loans	$34,086	$40,888
Term debt (1)
June 2006 U.S. term loan averaging 6.85% and 7.85% at 2007 and 2006 (due 2007-2012)	1,452,875	1,467,625
June 2006 Canadian term loan averaging 6.85% and 7.85% at 2007 and 2006 (due 2007-2012)	265,950	268,650

	1,752,911	1,777,163
Less current portion	17,450	17,450

	$1,735,461	$1,759,713

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on our variable-rate term debt (See Note 6).

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

Revolving Credit Loans    Under the amended Credit Agreement the Partnership has available a $310.0 million U.S. revolving loan commitment and a $35.0 million Canadian revolving loan commitment through August 30, 2011. The amended Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of December 31, 2007, borrowings under such credit facilities were $34.1 million at an effective rate of 6.7% and standby letters of credit totaled $11.5 million. After letters of credit, the Partnership has $299.4 million of available borrowings under its credit facilities. The maximum outstanding revolving credit balance during 2007 was $206.5 million under the credit facilities.

U.S. denominated borrowings under the U.S. revolving loan commitments and the Canadian revolving loan commitments bear interest at either a rate based on LIBOR plus a margin ranging from 175 to 250 basis points (bps) per annum or a rate based on prime plus a margin ranging from 75 to 150 bps. Canadian denominated borrowings under the Canadian revolving loan commitments bear interest at either a rate based on Bankers’ Acceptance plus a margin ranging from 175 to 250 bps per annum or a rate based on the Canadian Prime Rate plus a margin ranging from 75 to 150 bps. The agreement also requires the Partnership to pay a commitment fee from 38 to 50 bps per annum on the unused portion of the credit facilities. The amended Credit Agreement also provides for the issuance of documentary and standby letters of credit.

Term Debt    The credit facilities provided under the amended Credit Agreement also include a $1,452.9 million U.S. term loan and a $266.0 million U.S. dollar denominated Canadian term loan as of December 31, 2007. All term debt bears interest at either a rate based on LIBOR plus 200 bps or a rate based on the prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012, and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012, and amortizes at a rate of $2.7 million per year.

At December 31, 2007, the scheduled annual maturities of term debt were as follows (in thousands):

2008	$17,450
2009	17,450
2010	17,450
2011	17,450
2012	1,649,025

$1,718,825

The fair value of our term debt at December 31, 2007, was approximately $1,646.2 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The Partnership may prepay some or all of its debt without premium or penalty at any time.

The Partnership’s policy is to capitalize interest on major construction projects. Interest of $1.5 million, $1.2 million and $0.6 million was capitalized in 2007, 2006 and 2005, respectively.

Covenants    Under the terms of the amended Credit Agreement, the Partnership, among other restrictions, is required to remain below a specified level of leverage, and above a minimum fixed charge coverage ratio. It is also required to comply with certain distribution coverage ratios. The Partnership was in compliance with all covenants as of December 31, 2007.

(6) Derivative Financial Instruments:

In 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6% after the February 2007 amendment to the Credit Agreement. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2007 and 2006, which were obtained from broker quotes, was recorded as a liability of $61.8 million and $27.8 million, respectively, in “Other Liabilities” on the consolidated balance sheet. No ineffectiveness was recorded in 2007 or 2006.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. As a result of the termination of the swaps, the Partnership received $3.9 million of cash. The swaps were hedging the functional-currency-equivalent cash flows of debt that was re-measured at spot exchange rates. Accordingly, gains were previously reclassified out of “Accumulated other comprehensive income” (AOCI) into earnings to offset the related FASB Statement No. 52 transaction losses on the debt. This offset the value received on the terminated swaps and resulted in an overall deferred hedging loss in AOCI of $7.1 million at the termination date, which is being amortized through August 2011 (the original hedge period and remaining term of the underlying debt).

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $50.1 million at December 31, 2007, which was recorded in “Other Liabilities” on the consolidated balance sheet. At December 31, 2006, the fair market value of the cross-currency swaps was an asset of $4.3 million, and was recorded in “Other Assets” on the consolidated balance sheet. No ineffectiveness was recorded in 2007 or 2006.

In January 2008, the Partnership entered into three $100 million interest rate swap agreements which effectively converted $300 million of its variable-rate term debt to a fixed-rate of 4.7%. Cash flows related to these interest rate swap agreements will be included in interest expense over the term of the swap agreements, which are set to expire in July of 2009. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges.

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

Equity-Based Incentive Plans    In August 2000, the Partnership’s unitholders approved the establishment of an Equity Incentive Plan (the “Plan”) allowing the award of up to 4.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. Grants are generally made by the Compensation Committee during regularly scheduled meetings. As of December 31, 2007, 1.5 million units remained available for issuance under the Plan.

Unit Options    Options are issued with an exercise price no less than the market price of the Partnership’s units on the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2007, the Partnership had 936,860 variable-price options and 387,900 fixed-price options outstanding under the Plan. There were no unit options granted in 2007, 2006 or 2005.

Approximately $43,000, $75,000 and $1.1 million in non-cash compensation expense related to unit options was recognized in 2007, 2006 and 2005, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

Prior to the adoption of SFAS No. 123(R), the Partnership presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, the benefit of tax deductions in excess of recognized compensation cost included in net financing cash flows for the years ended December 31, 2007 and 2006 were $365,000 and $946,000, respectively.

A summary of unit option activity is presented below:

	2007
	Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,467,850	$12.77
Granted	-	-
Exercised	(138,490)	11.60
Forfeited	(4,600)	25.04

Outstanding, end of year	1,324,760	$11.42

Options exercisable, end of year	1,316,660	$11.33

Cash received from unit option exercises totaled $683,000 in 2007, $749,000 in 2006, and $866,000 in 2005.

The following table summarizes information about unit options outstanding at December 31, 2007:

Options Outstanding					Options Vested
Type	Range of Exercise Prices	Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Unit Options	Weighted Average Exercise Price
Variable	$5.50 - $ 21.07	936,860	2.2 years	$6.61	935,493	$6.59
Fixed	$17.85 - $ 28.45	387,900	4.0 years	23.03	383,442	22.96

Outstanding at year-end	$5.50 - $ 28.45	1,324,760	2.7 years	$11.42	1,318,935	$11.35

Aggregate intrinsic value		$12,864,587			$12,897,133

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $6.8 million, and $8.2 million, respectively.

A summary of the status of the Partnership’s nonvested unit options at December 31, 2007 is presented below:

	Unit Options	Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	26,762	$3.41
Granted	-	-
Vested	(18,787)	3.27
Forfeited	(2,150)	3.58

Nonvested, end of year	5,825	$3.80

As of December 31, 2007, unrecognized compensation cost related to unit options totaled approximately $22,100. The cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of units vested during 2007 was approximately $61,400.

Senior Management Long-Term Incentive Compensation    In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of “phantom units” are made based upon the Partnership’s operating performance. The awards accrue additional “phantom units” on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as half of the awards are expected to be settled in limited partnership units. Approximately $0.9 million, $2.3 million and $1.4 million in compensation expense related to “phantom units” was recognized in 2007, 2006 and 2005, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

During 2007, 81,724 “phantom units” were awarded at a grant price of $29.89 per unit. At year-end, the Partnership had 277,637 phantom units outstanding, 228,636 of which were vested, at a weighted average price of $21.13 per unit. The aggregate market value of the “phantom units” vested at year-end, which has been reflected on the balance sheet in “Other liabilities,” was $4.8 million in 2007 and $5.7 million in 2006. At December 31, 2007, unamortized compensation related to unvested phantom unit awards totaled $1,035,383, which is expected to be amortized over a weighted average period of 2.6 years.

The Partnership has historically followed a policy of issuing limited partnership units from treasury when available in order to satisfy option exercises and phantom unit payouts. Based on its current treasury balance, the Partnership plans to satisfy unit option exercises and phantom unit payouts in 2008 with newly issued units.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $4,006,000 in 2007, $3,411,000 in 2006 and $2,742,000 in 2005. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1,795,000 in 2007, $1,489,000 in 2006 and $1,246,000 in 2005.

In addition, approximately 135 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1,032,000, $767,000 and $660,000 were contributed for the years ended December 31, 2007, 2006, and 2005, respectively. The Partnership believes that, as of December 31, 2007, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.

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

The Partnership’s 2007 tax provision totaled $14.2 million, which consisted of $8.3 million and $5.9 million for the PTP tax and income taxes, respectively. This compares to the Partnership’s 2006 tax provision of $39.1 million, which consisted of $7.9 million for the PTP tax and $31.2 million for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

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

Significant components of income before taxes are as follows:

(In thousands)	2007	2006	2005
Domestic	$705	$102,717	$111,576
Foreign	9,033	23,847	-

	$9,738	$126,564	$111,576

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2007	2006	2005
Income taxes:
Current federal	$(19,158)	$6,924	$5,967
Current state and local	(417)	2,197	1,475
Current foreign	6,355	9,470	-

Total current	$(13,220)	$18,591	$7,442

Deferred federal, state and local	24,637	13,204	(3,071)
Deferred foreign	(5,496)	(631)	-

Total deferred	19,141	12,573	(3,071)

	$5,921	$31,164	$4,371

The provision for income taxes for the Partnership’s corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership’s income before provision for income taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2007	2006	2005
Income tax expense based on the U.S. federal statutory tax rate	$3,408	$44,297	$39,052
Partnership (income) loss not deductible (taxable) from corporate income	2,586	(20,921)	(34,776)
State and local taxes, net of federal income tax benefit	1,247	4,560	238
Valuation allowance	3,405	2,895	-
Nondeductible expenses and other	1,121	641	58
Benefit of reduced statutory foreign tax rates	(5,429)	-	-
Tax credits	(417)	(308)	(201)

	$5,921	$31,164	$4,371

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax assets:
Options and deferred compensation	$10,585	$13,348
Accrued expenses	5,719	7,582
Foreign tax credits	9,693	4,454
Tax attribute carryforwards	7,353	-
Derivatives and foreign currency translation	-	5,761
Other, net	2,633	689

Deferred tax assets	35,983	31,834
Valuation allowance	(6,300)	(2,895)

Net deferred tax assets	29,683	28,939

Deferred tax liabilities:
Property	(160,992)	(147,636)
Intangibles	(15,737)	(10,908)
Derivatives and foreign currency translation	(5,438)	-

Deferred tax liabilities	(182,167)	(158,544)

Net deferred tax liability	$(152,484)	$(129,605)

As of December 31, 2007, the Partnership has $9.7 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. A $6.3 million valuation allowance has been recorded, $2.9 million in prior years and $3.4 million in the current year, to reflect uncertainties regarding the use of these foreign tax credits before they begin expiring in 2016. The valuation allowance is based on estimates of taxable income from the foreign jurisdictions in which it operates and the period over which its deferred tax assets will be realized.

Additionally, as of December 31, 2007, the Partnership has $7.3 million of tax attribute carryforwards consisting of general business credits ($3.3 million), alternative minimum tax credits ($0.8 million) and the tax effect of state net operating loss carryforwards ($3.2 million). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The state net operating loss carryforwards will begin to expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2007, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($5.4 million benefit) and to the effective U.S. state and local tax rates expected to apply to taxable income in the period when the associated deferred tax assets and liabilities are settled or realized ($1.3 million provision).

The net current and non-current components of deferred taxes recognized as of December 31, 2007 and 2006 in the consolidated balance sheets are as follows:

(In thousands)	2007	2006
Net current deferred tax asset	$5,820	$17,196
Net non-current deferred tax liability	(158,304)	(146,801)

Net deferred tax liability	$(152,484)	$(129,605)

The net current deferred tax asset amounts are included in “Prepaids and other current assets,” and the net non-current deferred tax liability amounts are reported as “Deferred Tax Liability” in the accompanying consolidated balance sheets.

As of December 31, 2007, the Partnership has recorded deferred tax liabilities of $5.4 million to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership, which applied the provisions of FIN 48 on January 1, 2007, has no unrecognized income tax benefits. Further, the Partnership has no tax positions for which it estimates a significant change to the amount of unrecognized tax benefits over the next 12 months. Interest and penalties related to uncertain tax positions, if any, would be recognized in income tax expense.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state jurisdictions. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2004.

(10) Operating Lease Commitments and Contingencies:

The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

2008	$6,864
2009	6,161
2010	5,822
2011	5,599
2012	5,341
Thereafter	27,631

$57,418

Lease expense, which includes short-term rentals for equipment and machinery, for 2007, 2006, and 2005 totaled $10,320,000, $7,627,000 and $3,930,000, respectively. The increase in expense in 2006 and 2007 is attributable to operating the PPI parks for six months in 2006 and for twelve months in 2007.

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(11) Geauga Lake and Wildwater Kingdom Restructuring:

On September 21, 2007, the Board of Directors of Cedar Fair, L.P. announced that Geauga Lake & Wildwater Kingdom, its combined water park/amusement park located in Aurora, Ohio, will be operated exclusively as a water park beginning with the 2008 season.

In connection with this restructuring, Cedar Fair incurred losses associated with non-cash charges for impairment of fixed assets totaling $54.9 million. Certain assets (primarily land and rides), with aggregate net book value totaling approximately $24.0 million at December 31, 2007, are being held for sale and for development and are classified as “Prepaids and other current assets” and “Property and Equipment,” respectively, on the accompanying balance sheet.

Additionally, employee costs of $240,000 related to severance and benefits and inventory costs of $544,000 related to obsolescence, were recorded during the year.

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

The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s chief executive officer and chief financial officer, as of December 31, 2007. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of December 31, 2007, the Partnership’s disclosure controls and procedures were effective in timely alerting them to information required to be included in the Partnership’s periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership’s internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner’s board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte and Touche LLP, an independent registered public accounting firm, has issued an attestation report, on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cedar Fair L.P.:

We have audited the internal control over financial reporting of Cedar Fair L.P. (the “Partnership”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Partnership and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 30 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be held on or about May 15, 2008 (the “Proxy Statement”) under the captions “Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 18, 2007, stating that the Partnership was in compliance with the NYSE’s Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

A. 2. Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K filed on April 23, 2004.

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.

2.3	Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed March 23, 2004.

4*	Form of Deposit Agreement.

10.1	Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

Exhibit Number	Description
10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.5	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008.

10.6	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.7	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.8	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2007.

10.9	Employment Agreement with Robert A. Decker.

10.10	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.

21	Subsidiaries of Cedar Fair, L.P.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.

(Registrant)

DATED:         February 29, 2008

/S/ Richard L. Kinzel
Richard L. Kinzel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard L. Kinzel Richard L. Kinzel	Chairman, President and Chief Executive Officer, Director	February 29, 2008

/S/ Peter J. Crage Peter J. Crage	Corporate Vice President - Finance (Chief Financial Officer)	February 29, 2008

/S/ Brian C. Witherow Brian C. Witherow	Vice President and Corporate Controller (Chief Accounting Officer)	February 29, 2008

/S/ Darrel D. Anderson Darrel D. Anderson	Director	February 29, 2008

/S/ Richard S. Ferreira Richard S. Ferreira	Director	February 29, 2008

/S/ Michael D. Kwiatkowski Michael D. Kwiatkowski	Director	February 29, 2008

/S/ David L. Paradeau David L. Paradeau	Director	February 29, 2008

/S/ Steven H. Tishman Steven H. Tishman	Director	February 29, 2008

/S/ C. Thomas Harvie C. Thomas Harvie	Director	February 29, 2008

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit Number	Description	Page
2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K filed on April 23, 2004.	*

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.	*

2.3	Amendment No, 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.	*

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed March 23, 2004.	*

4*	Form of Deposit Agreement.	*

10.1	Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.5	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008.	53-65

10.6	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.7	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.8	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.9	Employment Agreement with Robert A. Decker.	66-80

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page
10.10	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.	*

21	Subsidiaries of Cedar Fair, L.P.	81

23	Consent of Independent Registered Public Accounting Firm.	82

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	83

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	84

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	85