Form 10-Q
period 2008-03-30
CEDAR FAIR L P
filed 2008-05-09
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of
Units Representing Limited Partner Interests	May 1, 2008 55,020,145

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	3/30/08	12/31/07
ASSETS
Current Assets:
Cash and cash equivalents	$12,054	$5,501
Receivables	6,491	16,516
Inventories	39,128	26,884
Prepaids and other current assets	55,131	13,847

	112,804	62,748
Property and Equipment:
Land	340,953	344,688
Land improvements	316,912	317,811
Buildings	580,411	582,654
Rides and equipment	1,267,186	1,270,852
Construction in progress	59,095	33,997

	2,564,557	2,550,002
Less accumulated depreciation	(620,194)	(616,440)

	1,944,363	1,933,562
Goodwill	323,708	325,418
Other Intangibles, net	65,247	66,098
Other Assets	29,141	30,842

	$2,475,263	$2,418,668

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	36,202	18,566
Deferred revenue	38,080	18,844
Accrued interest	10,538	660
Accrued taxes	10,142	15,836
Accrued salaries, wages and benefits	16,337	18,276
Self-insurance reserves	20,845	21,539
Other accrued liabilities	8,521	11,537

	158,115	122,708
Deferred Tax Liability	154,392	158,304
Other Liabilities	148,269	117,103
Long-Term Debt:
Revolving credit loans	137,791	34,086
Term debt	1,701,375	1,701,375

	1,839,166	1,735,461
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	—
Limited partners, 54,361 and 54,248 units outstanding at March 30, 2008 and December 31, 2007, respectively	265,937	334,740
Accumulated other comprehensive loss	(95,906)	(54,938)

	175,321	285,092

	$2,475,263	$2,418,668

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/30/08	3/25/07	3/30/08	3/25/07
Net revenues:
Admissions	$17,599	$11,332	$558,412	$462,288
Food, merchandise and games	17,696	13,973	363,778	309,105
Accommodations and other	5,107	4,694	75,186	66,050

	40,402	29,999	997,376	837,443

Costs and expenses:
Cost of food, merchandise and games revenues	5,406	4,390	93,642	80,968
Operating expenses	68,285	58,104	429,315	362,300
Selling, general and administrative	16,932	14,069	138,065	106,320
Impairment loss on fixed assets	—	—	54,898	—
Depreciation and amortization	6,183	4,318	132,488	91,547

	96,806	80,881	848,408	641,135

Operating income (loss)	(56,404)	(50,882)	148,968	196,308
Interest expense	32,801	33,405	144,883	115,358
Loss on early extinguishment of debt	—	—	—	4,697
Other (income) expense	(615)	120	(1,470)	(799)

Income (loss) before taxes	(88,590)	(84,407)	5,555	77,052
Provision (credit) for taxes	(44,808)	(29,283)	(1,296)	18,195

Net income (loss)	(43,782)	(55,124)	6,851	58,857
Net income (loss) allocated to general partner	—	(1)	1	—

Net income (loss) allocated to limited partners	$(43,782)	$(55,123)	$6,850	$58,857

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	54,330	54,129	54,248	54,022
Net income (loss) per limited partner unit	$(0.81)	$(1.02)	$0.13	$1.09

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	54,330	54,129	55,088	54,892
Net income (loss) per limited partner unit	$(0.81)	$(1.02)	$0.12	$1.07

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 30, 2008

(In thousands, except per unit amounts)

Three Months Ended 03/30/08
Limited Partnership Units Outstanding
Beginning balance	54,248
Limited partnership unit options exercised	70
Issuance of limited partnership units as compensation	43

54,361

Limited Partners’ Equity
Beginning balance	$334,740
Net loss	(43,782)
Partnership distribution declared ($0.475 per limited partnership unit)	(25,813)
Expense recognized for limited partnership unit options	(7)
Limited partnership unit options exercised	454
Tax effect of units involved in option exercises and treasury unit transactions	(620)
Issuance of limited partnership units as compensation	965

265,937

General Partner’s Equity
Beginning balance	—
Net loss	—

—

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	12,755
Current period activity, net of tax ($856)	(1,597)

11,158

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(67,693)
Current period activity, net of tax ($3,055)	(39,371)

(107,064)

(95,906)

Total Partners’ Equity	$175,321

Summary of Comprehensive Income (Loss)
Net loss	$(43,782)
Other comprehensive loss	(40,968)

Total Comprehensive Income (Loss)	$(84,750)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Twelve months ended
	3/30/08	3/25/07	3/30/08	3/25/07
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(43,782)	$(55,124)	$6,851	$58,857
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	8,261	5,339	140,194	101,384
Impairment loss on fixed assets	—	—	54,898	—
Excess tax benefit from unit-based compensation expense	(53)	(299)	(119)	(1,245)
Net change in working capital	(15,335)	(16,643)	(18,082)	(31,073)
Net change in other assets/liabilities	(2,058)	(2,284)	9,525	665

Net cash (for) from operating activities	(52,967)	(69,011)	193,267	128,588

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	6,431	—	6,431	(1,253,564)
Capital expenditures	(25,309)	(21,400)	(81,882)	(64,563)

Net cash (for) investing activities	(18,878)	(21,400)	(75,451)	(1,318,127)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	103,705	106,262	(9,359)	(32,450)
Term debt borrowings	—	—	—	1,745,000
Term debt payments, including early termination penalties	—	—	(17,450)	(379,778)
Distributions paid to partners	(25,813)	(25,432)	(103,071)	(101,463)
Termination of interest rate swap agreements	—	3,867	—	3,867
Payment of debt issuance costs	—	(2,000)	—	(28,310)
Exercise of limited partnership unit options	454	12	1,125	465
Excess tax benefit from unit-based compensation expense	53	299	119	1,245

Net cash from (for) financing activities	78,399	83,008	(128,636)	1,208,576

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	71	3	(699)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	6,553	(7,332)	(10,817)	18,338
Balance, beginning of period	5,501	30,203	22,871	4,533

Balance, end of period	$12,054	$22,871	$12,054	$22,871

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$21,869	$23,805	$137,096	$108,126
Interest capitalized	465	398	1,534	1,263
Cash payments for income taxes	1,707	825	21,548	10,108

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 30, 2008 AND MARCH 25, 2007

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 30, 2008 and March 25, 2007 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 30, 2008 include actual 2007 peak season operating results, they may not be indicative of 2008 full calendar year operations. Additionally, the fiscal first quarter of 2008 includes an additional five days compared to last year’s fiscal first quarter, and the fiscal twelve-month period ended March 30, 2008 includes an additional week compared to the fiscal twelve month period ended March 25, 2007.

On June 30, 2006, Cedar Fair, L.P. completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital. In the first quarter of 2008, the Partnership received $6.4 million plus interest due to the final settlement of a working capital adjustment. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The results of operations of PPI since June, 30, 2006 are included in the accompanying consolidated financial statements. Further discussion of this transaction can be found under Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, which was included in the Form 10-K filed on February 29, 2008.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 30, 2008 and March 25, 2007 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, which were included in the Form 10-K filed on February 29, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates 11 amusement parks, six outdoor water parks, one indoor water park and five hotels. In order to more efficiently manage its properties, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; California’s Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Castaway Bay, Star Trek: The Experience and Knott’s Berry Farm are open year-round, with Star Trek: the Experience and Knott’s Berry Farm operating at their lowest level of attendance during the first quarter of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted periodically during the season, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park’s operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Derivative Financial Instruments:

Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.

During 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. In January 2008, the Partnership entered into three interest rate swap agreements which effectively converted an additional $300 million of its variable-rate debt to a fixed-rate of 4.7%. Cash flows related to these rate swap agreements will be included in interest expense over the term of the swap agreements, which are set to expire in July 2009. The Partnership has designated the 2006 and 2008 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at March 30, 2008 was recorded as a liability of $95.5 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the first quarter of 2008.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. As a result of the termination of the swaps, the Partnership received $3.9 million of cash. The swaps were hedging the functional-currency-equivalent cash flows of debt that was re-measured at spot exchange rates. Accordingly, gains were previously reclassified out of “Accumulated Other Comprehensive Income (Loss)” (AOCI) into earnings to offset the related FASB Statement (FAS) No. 52 transaction losses on the debt. This offset the value received on the terminated swaps and resulted in an overall deferred hedging loss in AOCI of $7.1 million at the termination date, which is being amortized through August 2011 (the original hedge period and remaining term of the underlying debt).

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively converted the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $49.5 million at March 30, 2008, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in the first quarter of 2008.

(4) Contingencies:

The Partnership is a party to a number of lawsuits and other dispute proceedings arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	03/30/08	03/25/07	03/30/08	03/25/07
	(In thousands except per unit amounts)
Basic weighted average units outstanding	54,330	54,129	54,248	54,022
Effect of dilutive units:
Unit options	—	—	617	695
Phantom units	—	—	222	175

Diluted weighted average units outstanding	54,330	54,129	55,087	54,892

Net income (loss) per unit - basic	$(0.81)	$(1.02)	$0.13	$1.09

Net income (loss) per unit - diluted	$(0.81)	$(1.02)	$0.12	$1.07

The effect of unit options and phantom units on the three months ended March 30, 2008 and March 25, 2007, had they not been antidilutive, would have been 829,000 and 800,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

As further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)
Balance at December 31, 2007	$325,418
Translation	(1,710)

Balance at March 30, 2008	$323,708

At March 30, 2008, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$53,728	$—	$53,728
License / franchise agreements	13,838	2,449	11,389
Non-compete agreements	200	70	130

Total other intangible assets	$67,766	$2,519	$65,247

Amortization expense of other intangible assets for the three months ended March 30, 2008 was $340,000. The estimated amortization expense for the remainder of 2008 is $1.0 million. Estimated amortization expense for the next five years is $1.4 million annually.

(7) Income and Partnership Taxes:

Under FAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2008, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carryforwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(8) Fair Value Measurements:

The Partnership adopted FAS No. 157 on January 1, 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value. Under FAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Partnership did not elect the fair value measurement option under FAS No. 159 for any of its financial assets or liabilities.

In February 2008, the FASB issued two Staff Positions (FSPs) on FAS No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS No. 157. FSP 157-2 delays the effective date of FAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership is applying the deferral guidance FSP 157-2, and accordingly, has not applied the non-recurring disclosure to nonfinancial assets or nonfinancial liabilities valued at fair value on a non-recurring basis.

FAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The table below presents the balances of liabilities measured at fair value as of March 30, 2008 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$95,466	$—	$95,466	$—
Cross-currency swap agreements	49,481	—	49,481	—

Total (1)	$144,947	$—	$144,947	$—

(1)	Included in Other Liabilities on the Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. The Partnership does not consider credit risk to be an input that is significant to the measurement of fair value for the interest rate and cross-currency swaps.

(9) Other New Accounting Pronouncements:

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” - In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Partnership begins with its 2009 fiscal year, with early application encouraged. The Partnership expects that FAS No. 161 will not have a material impact on its financial statements.

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

In order to more efficiently manage our properties after the acquisition of Paramount Parks, Inc. (PPI) in 2006, we created regional designations for our parks. The Northern Region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our Western Region includes Knott’s Berry Farm, California’s Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

Critical Accounting Policies:

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity (See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2007, as included in the Form 10-K filed on February 29, 2008, for a complete discussion of our significant accounting policies).

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

Self-Insurance Reserves – Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Revenue Recognition – Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues and certain sponsorship revenues.

Derivative Financial Instruments – Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We do not use derivative financial instruments for trading purposes.

The use of derivative financial instruments is accounted for according to FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures.

Results of Operations:

First Quarter –

Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and six outdoor water parks, as well as daily operations at Knott’s Berry Farm, Castaway Bay and Star Trek: The Experience, which are open year-round. Operating results for the fiscal first quarter of 2008 reflect a total of five additional days compared to last year’s first quarter. In addition, 2008 first quarter results benefited from an early Easter/Spring Break season which fell during the second quarter in 2007. This allowed us to open several parks, including Kings Dominion, Carowinds and Great America, earlier to take advantage of the early holiday. In total, the number of operating days in the quarter increased by 41 days. Of the additional operating days, 22 are attributable to the earlier park openings and the remaining 19 days are attributable to the five extra days in the 2008 fiscal first quarter.

The following table presents key financial information for the three months ended March 30, 2008 and March 25, 2007:

(In thousands)	Three months ended 3/30/08	Three months ended 3/25/07	Increase $	(Decrease) %
Net revenues	$40,402	$29,999	$10,403	34.7
Cash operating costs and expenses	90,493	76,378	14,115	18.5

Adjusted EBITDA	(50,091)	(46,379)	(3,712)	8.0
Depreciation and amortization	6,183	4,318	1,865	43.2
Equity-based compensation	130	185	(55)	(29.7)

Operating (loss)	$(56,404)	$(50,882)	$(5,522)	10.9

For the quarter ended March 30, 2008, net revenues increased $10.4 million to $40.4 million from $30.0 million in 2007, due primarily to the additional operating days discussed above.

Excluding depreciation and amortization, total cash operating costs and expenses for the quarter increased $14.1 million to $90.5 million from $76.4 million in 2007. The increase in operating costs is attributable to the additional operating days, slightly offset by a reduction in costs at our Geauga Lake property which will operate exclusively as a water park in 2008. Only six of our 18 properties were in operation at the end of the first quarter. The other parks, including our larger parks: Cedar Point and Kings Island located in Ohio and Canada’s Wonderland in Toronto, were in the final stages of preparing to open for the operating season beginning in either April or May.

After depreciation, amortization and all other non-cash costs, the operating loss for the quarter increased $5.5 million to $56.4 million from $50.9 million a year ago. The increased depreciation expense is primarily due to the additional operating days in the first quarter of 2008 when compared with the first quarter of 2007.

Interest expense for the first quarter decreased 2% to $32.8 million in 2008 compared with $33.4 million in 2007. A net credit for taxes of $44.8 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes during the first quarter of 2008 compared with a net credit for taxes of $29.3 million in the same period a year ago. To determine the interim period income tax provision (benefit) of our corporate subsidiaries we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2008 estimated annual effective tax rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carryforwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be between $17-20 million for the 2008 calendar year.

After interest expense and the credit for taxes, the net loss for the period totaled $43.8 million, or $0.81 per diluted limited partner unit, compared with a net loss of $55.1 million, or $1.02 per unit, a year ago.

Twelve Months Ended March 30, 2008 –

Our results of operations for the twelve months ended March 30, 2008 and March 25, 2007 are not directly comparable due to the acquisition of PPI on June 30, 2006. The large increases in net revenues, operating costs and expenses, and depreciation and amortization are all the result of this acquisition. The decrease between years in operating income for the twelve-month period is primarily due to the $54.9 million impairment charge from the Geauga Lake restructuring.

Since material changes in our statements of operations between the two twelve-month periods are primarily due to PPI acquisition, we will discuss operating results on both a combined and same-park basis. The following table presents key financial information for the twelve months ended March 30, 2008 and March 25, 2007:

	All Properties (a)	Same Park Comparison (b)
(In thousands)	Twelve months ended 3/30/08	Twelve months ended 3/30/08	Twelve months ended 3/25/07	Increase $	(Decrease) %
Net revenues	$997,376	$588,905	$566,025	$22,880	4.0
Cash operating costs and expenses	660,501	363,823	360,079	3,744	1.0

Adjusted EBITDA	336,875	225,082	205,946	19,136	9.3
Depreciation and amortization	132,488	61,770	57,552	4,218	7.3
Equity-based compensation	521	—	—	—	—
Impairment loss on fixed assets	54,898	54,898	—	54,898	—

Operating income	$148,968	$108,414	$148,394	$(39,980)	(26.9)

(a)	Includes results for all owned and/or managed properties and corporate costs as of March 30, 2008.

(b)	Same park comparison includes properties owned and operated for the full periods in 2008 and 2007 and excludes the newly acquired parks and corporate costs.

Combined Results:

On a combined basis, net revenues for the twelve months ended March 30, 2008, totaled $997.4 million compared to $837.4 million for the same period a year ago, primarily due to the acquisition of PPI. Excluding depreciation, amortization and the $54.9 million impairment charge, combined cash operating costs and expenses were $660.5 million compared to $549.2 million in 2007, also due to the PPI acquisition. After depreciation, amortization and impairment charges, combined operating income for the twelve months was $149.0 million compared with $196.3 million for the same period in 2007.

Interest expense for the twelve-month period increased $29.4 million to $144.9 million, due to the acquisition of PPI. The twelve-month period ended March 25, 2007 reflects the recognition of a $4.7 million loss on the early extinguishment of debt during the period. During the twelve-month period ended March 30, 2008, we recorded a net credit for taxes of $1.3 million to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $18.2 million a year ago. As explained in the “First Quarter” section above, the tax provision for the current twelve-month period reflects a significant variation in the customary relationship between income before taxes and the provision for taxes due to the amount of certain tax adjustments affecting the annual effective tax rate. Cash taxes paid or payable are not impacted by these interim tax provisions.

After interest expense and net credit for taxes, net income for the twelve months ended March 30, 2008 was $6.9 million, or $0.12 per diluted limited partner unit, compared with net income of $58.9 million, or $1.07 per diluted limited partner unit, for the twelve months ended March 25, 2007.

Same-Park Comparison:

For the twelve months ended March 30, 2008, which includes actual 2007 peak season operating results and an additional week of operations due to the timing of the 2008 first quarter fiscal close, net revenues on a same-park basis increased 4%, or $22.9 million, to $588.9 million from $566.0 million for the twelve months ended March 25, 2007, which included actual 2006 peak season operating results. Over this same period, cash operating costs and expenses, on a same-park basis, increased 1%, or $3.7 million to $363.8 million from $360.1 million a year ago.

In September 2007 we announced plans to operate Geauga Lake exclusively as a water park beginning in 2008. In connection with this restructuring, we incurred losses associated with non-cash charges for impairment of fixed assets totaling $54.9 million. Although this restructuring was done to ultimately improve EBITDA at this location, the impact of this decision on future levels of revenues and adjusted EBITDA will not be material.

For the twelve-month period, depreciation and amortization expense on a same-park basis increased $4.2 million to $61.8 million. The increase in depreciation and amortization expense is primarily attributable to the additional operating days in the twelve months ended March 30, 2008 compared with 2007. After depreciation, amortization and the impairment loss of $54.9 million, operating income for the twelve month period decreased to $108.4 million from $148.4 million a year ago, on a same-park basis.

Liquidity and Capital Resources:

We ended the first quarter of 2008 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at March 30, 2008 is the result of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

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

At the end of the quarter, we had $1,718.8 million of variable-rate term debt and $137.8 million in borrowings under our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our variable-rate debt to a fixed rate of 7.6%, after taking into account the February 2007 amendment to the credit agreement. In January 2008, we entered into several additional interest rate swap agreements which effectively converted another $300.0 million of our variable-rate debt to a fixed rate of 4.7%.

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

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. Although the fair market value of these instruments is recorded as a liability of $145.0 million in “Other Liabilities” on the March 30, 2008 condensed consolidated balance sheet with the offset reducing Partners’ Equity, this is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

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

After considering the impact of interest rate swap agreements, at March 30, 2008, approximately $1.57 billion of our outstanding long-term debt represented fixed-rate debt and approximately $291 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $2.9 million as of March 30, 2008.

A uniform 1% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $600,000 decrease in reported annual operating income.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 30, 2008, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting identified in connection with its 2008 first quarter evaluation that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS –

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

CEDAR FAIR, L.P. (Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: May 9, 2008	/s/ Peter J. Crage
Peter J. Crage Corporate Vice President - Finance (Chief Financial Officer)

/s/ Brian C. Witherow
Brian C. Witherow Vice President and Corporate Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22