Form 10-Q
period 2008-06-29
CEDAR FAIR L P
filed 2008-08-08
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of July 1, 2008
Units Representing Limited Partner Interests	55,048,792

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	6/29/08	12/31/07
ASSETS
Current Assets:
Cash and cash equivalents	$32,911	$5,501
Receivables	45,248	16,516
Inventories	47,517	26,884
Prepaids and other current assets	55,712	13,847

	181,388	62,748
Property and Equipment:
Land	341,654	344,688
Land improvements	326,235	317,811
Buildings	583,108	582,654
Rides and equipment	1,334,140	1,270,852
Construction in progress	14,272	33,997

	2,599,409	2,550,002
Less accumulated depreciation	(663,024)	(616,440)

	1,936,385	1,933,562
Goodwill	323,882	325,418
Other Intangibles, net	64,906	66,098
Other Assets	23,080	30,842

	$2,529,641	$2,418,668

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	62,539	18,566
Deferred revenue	79,654	18,844
Accrued interest	10,225	660
Accrued taxes	10,181	15,836
Accrued salaries, wages and benefits	20,296	18,276
Self-insurance reserves	20,944	21,539
Other accrued liabilities	12,022	11,537

	233,311	122,708
Deferred Tax Liability	158,186	158,304
Other Liabilities	104,706	117,103
Long-Term Debt:
Revolving credit loans	123,451	34,086
Term debt	1,697,013	1,701,375

	1,820,464	1,735,461
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	—
Limited partners, 55,049 and 54,248 units outstanding at June 29, 2008 and December 31, 2007, respectively	259,738	334,740
Accumulated other comprehensive loss	(52,054)	(54,938)

	212,974	285,092

	$2,529,641	$2,418,668

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/29/08	6/24/07	6/29/08	6/24/07	6/29/08	6/24/07
Net revenues:
Admissions	$163,647	$150,154	$181,246	$161,486	$571,905	$541,008
Food, merchandise and games	112,156	106,160	129,852	120,133	369,774	355,677
Accommodations and other	20,431	17,700	25,538	22,394	77,917	69,343

	296,234	274,014	336,636	304,013	1,019,596	966,028

Costs and expenses:
Cost of food, merchandise and games revenues	27,836	26,650	33,242	31,040	94,828	91,617
Operating expenses	124,731	124,177	193,016	182,281	429,957	415,331
Selling, general and administrative	41,859	37,375	58,791	51,444	142,549	123,503
Impairment loss on fixed assets	3,265	—	3,265	—	58,163	—
Depreciation and amortization	44,089	45,653	50,272	49,971	130,924	118,982

	241,780	233,855	338,586	314,736	856,421	749,433

Operating income (loss)	54,454	40,159	(1,950)	(10,723)	163,175	216,595
Interest expense	34,262	36,193	67,063	69,598	142,864	143,513
Other expense, net	167	179	(448)	299	(1,482)	4,075

Income (loss) before taxes	20,025	3,787	(68,565)	(80,620)	21,793	69,007
Provision (credit) for taxes	5,337	(1,743)	(39,471)	(31,026)	5,784	15,680

Net income (loss)	14,688	5,530	(29,094)	(49,594)	16,009	53,327
Net income (loss) allocated to general partner	—	—	—	(1)	1	—

Net income (loss) allocated to limited partners	$14,688	$5,530	$(29,094)	$(49,593)	$16,008	$53,327

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	54,995	54,208	55,407	54,170	55,343	54,096
Net income (loss) per limited partner unit	$0.27	$0.10	$(0.53)	$(0.92)	$0.29	$0.99

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,603	55,048	55,407	54,170	56,125	54,946
Net income (loss) per limited partner unit	$0.26	$0.10	$(0.53)	$(0.92)	$0.29	$0.97

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 29, 2008

(In thousands, except per unit amounts)

Six Months Ended 06/29/08
Limited Partnership Units Outstanding
Beginning balance 12/31/07	54,248
Limited partnership unit options exercised	758
Issuance of limited partnership units as compensation	43

55,049

Limited Partners’ Equity
Beginning balance 12/31/07	$334,740
Net loss	(29,094)
Partnership distributions declared ($0.955 per limited partnership unit)	(52,223)
Expense recognized for limited partnership unit options	(7)
Limited partnership unit options exercised	4,538
Tax effect of units involved in option exercises and treasury unit transactions	819
Issuance of limited partnership units as compensation	965

259,738

General Partner’s Equity
Beginning balance 12/31/07	—
Net loss	—

—

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance 12/31/07	12,755
Current period activity, net of tax ($582)	(1,080)

11,675

Unrealized loss on cash flow hedging derivatives:
Beginning balance 12/31/07	(67,693)
Current period activity, net of tax ($121)	3,964

(63,729)

(52,054)

Total Partners’ Equity	$212,974

Summary of Comprehensive Income (Loss)
Net loss	$(29,094)
Other comprehensive income	2,884

Total Comprehensive Income (Loss)	$(26,210)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Six months ended		Twelve months ended
	6/29/2008	6/24/07	6/29/2008	6/24/07	6/29/2008	6/24/07
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$14,688	$5,530	$(29,094)	$(49,594)	$16,009	$53,327
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	46,071	49,948	54,247	54,655	135,723	128,019
Impairment loss on fixed assets	3,265	—	3,265	—	58,163	—
Excess tax benefit from unit-based compensation expense	(1,380)	(57)	(1,433)	(356)	(1,442)	(889)
Net change in working capital	32,285	20,279	17,264	4,064	(13,647)	(23,279)
Net change in other assets/liabilities	1,027	(581)	(1,216)	(2,617)	19,342	2,218

Net cash from operating activities	95,956	75,119	43,033	6,152	214,148	159,396

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	—	6,431	—	6,431	(1,253,058)
Capital expenditures	(35,467)	(31,782)	(60,738)	(53,181)	(86,231)	(74,955)

Net cash (for) investing activities	(35,467)	(31,782)	(54,307)	(53,181)	(79,800)	(1,328,013)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(14,340)	(500)	89,365	105,762	(23,199)	(49,950)
Term debt borrowings	—	—	—	—	—	1,745,000
Term debt payments, including early termination penalties	(4,362)	(4,362)	(4,362)	(4,362)	(17,450)	(384,140)
Distributions paid to partners	(26,410)	(25,748)	(52,223)	(51,180)	(103,733)	(101,942)
Termination of interest rate swap agreements	—	—	—	3,867	—	3,867
Exercise of limited partnership unit options	4,085	(1)	4,538	11	5,210	370
Payment of debt issuance costs	—	—	—	(2,000)	—	(28,310)
Excess tax benefit from unit-based compensation expense	1,380	57	1,433	356	1,442	889

Net cash from (for) financing activities	(39,647)	(30,554)	38,751	52,454	(137,730)	1,185,784

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15	498	(67)	524	141	234

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	20,857	13,281	27,410	5,949	(3,241)	17,401
Balance, beginning of period	12,054	22,871	5,501	30,203	36,152	18,751

Balance, end of period	$32,911	$36,152	$32,911	$36,152	$32,911	$36,152

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$32,789	$35,988	$54,658	$59,795	$136,594	$136,938
Interest capitalized	390	945	855	1,343	1,633	1,901
Cash payments for income taxes	2,752	8,543	4,318	9,368	14,974	17,126

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 29, 2008 AND JUNE 24, 2007

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period may not be indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 29, 2008 and June 24, 2007 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 29, 2008 include actual 2007 peak season operating results, they may not be indicative of 2008 full calendar year operations. Additionally, the fiscal first six months of 2008 includes an additional week compared to the fiscal first six months of 2007, and the fiscal twelve-month period ended June 29, 2008 includes an additional week compared to the fiscal twelve month period ended June 24, 2007.

On June 30, 2006, Cedar Fair, L.P. completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation at an aggregate cash purchase price of $1,243 million, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital. In the first quarter of 2008, the Partnership received $6.4 million plus interest due to the final settlement of the working capital adjustment. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure in Las Vegas, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. The results of operations of PPI since June 30, 2006 are included in the accompanying consolidated financial statements. Further discussion of this transaction can be found under Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, which was included in the Form 10-K filed on February 29, 2008.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 29, 2008 and June 24, 2007 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, which were included in the Form 10-K filed on February 29, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates 11 amusement parks, six separately gated outdoor water parks, one indoor water park and five hotels. In order to more efficiently manage its properties, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; California’s Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

During 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. In January 2008, the Partnership entered into three interest rate swap agreements which effectively converted an additional $300 million of its variable-rate debt to a fixed-rate of 4.7%. Cash flows related to these rate swap agreements will be included in interest expense over the term of the swap agreements, which are set to expire in July 2009. The Partnership has designated the 2006 and 2008 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at June 29, 2008 was recorded as a liability of $58.0 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

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

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively converted the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $43.6 million at June 29, 2008, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	06/29/08	06/24/07	06/29/08	06/24/07	06/29/08	06/24/07
	(In thousands except per unit amounts)
Basic weighted average units outstanding	54,995	54,208	55,407	54,170	55,343	54,096
Effect of dilutive units:
Unit options	355	634	—	—	548	659
Phantom units	253	206	—	—	234	191

Diluted weighted average units oustanding	55,603	55,048	55,407	54,170	56,125	54,946

Net income (loss) per unit - basic	$0.27	$0.10	$(0.53)	$(0.92)	$0.29	$0.99

Net income (loss) per unit - diluted	$0.26	$0.10	$(0.53)	$(0.92)	$0.29	$0.97

The effect of unit options and phantom units for the six months ended June 29, 2008 and June 24, 2007, had they not been antidilutive, would have been 718,000 and 805,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

As further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, goodwill acquired during 2006 was the result of the completion of the acquisition of PPI. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. During the second quarter of 2008, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to PPI, which did not indicate any impairment. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)
Balance at December 31, 2007	$325,418
Purchase accounting adjustment	(529)
Translation adjustment	(1,007)

Balance at June 29, 2008	$323,882

At June 29, 2008, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$53,827	$—	$53,827
License / franchise agreements	13,738	2,779	10,959
Non-compete agreements	200	80	120

Total other intangible assets	$67,765	$2,859	$64,906

Amortization expense of other intangible assets for the six months ended June 29, 2008 and June 24, 2007 was $680,000 and $658,000, respectively. The estimated amortization expense for the remainder of 2008 is $681,000. Estimated amortization expense for the next five years is $1.4 million annually.

(7) Income and Partnership Taxes:

Under FAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the year-to-date income (loss) of the Partnership’s corporate subsidiaries. For 2008, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

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

In February 2008, the FASB issued two Staff Positions (FSPs) on FAS No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS No. 157. FSP 157-2 delays the effective date of FAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership is applying the deferral guidance of FSP 157-2, and accordingly, has not applied the non-recurring disclosure to nonfinancial assets or nonfinancial liabilities valued at fair value on a non-recurring basis.

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

The table below presents the balances of liabilities measured at fair value as of June 29, 2008 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$57,980	$—	$57,980	$—
Cross-currency swap agreements	43,640	—	43,640	—

Total (1)	$101,620	$—	$101,620	$—

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

(9) Other New Accounting Pronouncements:

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”—In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Partnership begins with its 2009 fiscal year, with early application encouraged. The Partnership expects that FAS No. 161 will not have a material impact on its financial statements.

FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”—In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Partnership is currently evaluating the potential impact, if any, of the adoption of FAS No. 162 on its consolidated financial statements.

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

Adjusted EBITDA:

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, and other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants.

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three, six and twelve-month periods ended June 29, 2008 and June 24, 2007.

	Three months ended		Six months ended		Twelve months ended
	6/29/08 (13 weeks)	6/24/07 (13 weeks)	6/29/08 (26 weeks)	6/24/07 (25 weeks)	6/29/08 (53 weeks)	6/24/07 (52 weeks)
	(In thousands)
Adjusted EBITDA	$102,136	$85,990	$52,045	$39,611	$352,933	$336,123
Depreciation and amortization	44,089	45,653	50,272	49,971	130,924	118,982
Equity-based compensation	328	178	458	363	671	546
Impairment loss on fixed assets	3,265	—	3,265	—	58,163	—

Operating income	54,454	40,159	(1,950)	(10,723)	163,175	216,595
Interest expense	34,262	36,193	67,063	69,598	142,864	143,513
Other (income)	167	179	(488)	299	(1,482)	4,075
Provision for taxes	5,337	(1,743)	(39,471)	(31,026)	5,784	15,680

Net income (loss)	$14,688	$5,530	$(29,054)	$(49,594)	$16,009	$53,327

Results of Operations:

Our results of operations for the three, six and twelve months ended June 29, 2008 and June 24, 2007 are not directly comparable as the current periods include an additional week due to the timing of the fiscal second-quarter close. In addition, current period results are impacted by the restructuring of our Geauga Lake property from a combined amusement park and water park to a stand-alone water park beginning with the 2008 season. Since material differences in our statements of operations are largely due to the additional week in the current fiscal periods, as well as the impact of the Geauga Lake restructuring, we will also discuss operating results on a comparable-period and same-park basis.

Six Months Ended June 29, 2008 –

The fiscal six-month period ended June 29, 2008, consisted of a 26-week period and included a total of 1,162 operating days compared with 25 weeks and 1,046 operating days for the fiscal six-month period ended June 24, 2007.

The following table presents key financial information for the six months ended June 29, 2008 and June 24, 2007:

	Six months ended 6/29/08	Six months ended 6/24/07	Increase (Decrease)
	(26 weeks)	(25 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	7,570	6,732	838	12.4
Per capita spending	$40.45	$40.68	$(0.23)	(0.6)
Out-of-park revenues	$40,479	$38,257	$2,222	5.8

Net revenues	$336,636	$304,013	$32,623	10.7
Cash operating costs and expenses	284,591	264,402	20,189	7.6

Adjusted EBITDA	52,045	39,611	12,434	31.4
Depreciation and amortization	50,272	49,971	301	0.6
Equity-based compensation	458	363	95	26.2
Impairment loss on fixed assets	3,265	—	3,265	—

Operating (loss)	$(1,950)	$(10,723)	$(8,773)	(81.8)

Net revenues for the six months ended June 29, 2008 increased 11%, or $32.6 million, to $336.6 million from $304.0 million during the first six months ended June 24, 2007, primarily due to the extra week of operations in the current fiscal period. The increase in revenues reflects a 12%, or 838,000-visit, increase in attendance and a 1%, or $0.23, decrease in average in-park per capita spending. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, increased 6%, or $2.2 million between years.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses increased 8%, or $20.2 million, to $284.6 million for the period ended June 29, 2008 versus $264.4 million for the same period in 2007, due to the additional week in the current year. As a percent of revenues, cash operating costs and expenses for the six-month period decreased to 84.5% in 2008 from 86.9% a year ago. After depreciation, amortization, a $3.3 million charge for impairment related to the sale of fixed assets at Geauga Lake, and all other non-cash costs, the operating loss for the period decreased $8.8 million to $1.9 million in 2008 compared with $10.7 million in 2007.

Interest expense for the six months ended June 29, 2008 decreased $2.5 million to $67.1 million, due to lower interest rates on our variable-rate debt and our ability to fix an additional $300 million of term debt at a favorable rate through an interest rate swap agreement entered into during the first quarter of 2008, coupled with a lower average daily balance on our revolving credit facilities compared with 2007, offset by an additional week of expense.

During the first half of the year, a credit for taxes of $39.5 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes. This compares with a $31.0 million credit for taxes for the same fiscal six-month period in 2007. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2008 estimated annual effective tax rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be between $17-$20 million for the 2008 calendar year.

After interest expense and the credit for taxes, the net loss for the six months ended June 29, 2008 totaled $29.1 million, or $0.53 per diluted limited partner unit, compared with a net loss of $49.6 million, or $0.92 per unit, for the same period a year ago.

As mentioned above, it is important to note that the current six-month period benefited from an additional week of operations due to the timing of the second quarter fiscal close. In addition, attendance and net revenues were impacted by the restructuring of the Geauga Lake property. Comparing both 2008 and 2007 through the first full six months of the year, and on a same-park (excluding Geauga Lake) and operating week basis, total revenues would be down less than 1% on flat attendance, flat in-park guest per capita spending and a slight decrease in out-of-park revenues.

For the six-month period adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash costs), which management believes is a meaningful measure of the company’s park-level operating results, increased $12.4 million, or 31%, to $52.0 million compared with $39.6 million during the same period a year ago. Comparing both years through a full six months and on a same-park basis (excluding Geauga Lake), adjusted EBITDA would be down approximately $2-$4 million between years due primarily to soft early-season attendance at two of our largest parks, Cedar Point and Knott’s Berry Farm.

Second Quarter –

The second fiscal quarter ended June 29, 2008 and second fiscal quarter ended June 24, 2007, each contain a 13-week period, however, due to the timing of the fiscal calendar, the 2008 second quarter includes an additional 75 operating days when compared to the 2007 second quarter.

The following table presents key financial information for the three months ended June 29, 2008 and June 24, 2007:

	Three months ended 6/29/08	Three months ended 6/24/07	Increase (Decrease)
	(13 weeks)	(13 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	6,865	6,269	596	9.5
Per capita spending	$40.16	$40.49	$(0.33)	(0.8)
Out-of-park revenues	$29,534	$27,847	$1,687	6.1

Net revenues	$296,234	$274,014	$22,220	8.1
Cash operating costs and expenses	194,098	188,024	6,074	3.2

Adjusted EBITDA	102,136	85,990	16,146	18.8
Depreciation and amortization	44,089	45,653	(1,564)	(3.4)
Equity-based compensation	328	178	150	84.3
Impairment on fixed assets	3,265	—	3,265	—

Operating income	$54,454	$40,159	$14,295	35.6

For the quarter ended June 29, 2008, which include the additional operating days, net revenues increased 8%, or $22.2 million, to $296.2 million from $274.0 million in 2007. This increase reflects a 10%, or 596,000-visit, increase in attendance and a 6%, or $1.7 million, increase in out-of-park revenues. Slightly offsetting these increases was a 1%, or $0.33, decrease in average in-park guest per capita spending during the quarter.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter increased 3% to $194.1 million from $188.0 million in 2007 due primarily to the additional operating days in the period. Slightly offsetting this was a reduction in second-quarter operating costs at our Geauga Lake property with its conversion to a stand-alone water park in 2008. After depreciation, amortization, the $3.3 million impairment charge, and other non-cash costs, operating income for the quarter totaled $54.5 million, up $14.3 million from $40.2 million for the second quarter of 2007.

Interest expense for the second quarter in 2008 compared to the same period in 2007 decreased $1.9 million to $34.3 million. The decrease in interest expense is attributable to a combination of lower interest rates on our variable-rate debt, the new interest rate swaps that were entered into during the first quarter of 2008, and a lower average daily balance on our revolving credit facilities during the second quarter of 2008 versus the second quarter of 2007.

During the quarter, a provision for taxes of $5.3 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes, compared to a credit for taxes of $1.7 million in the same period a year ago. After interest expense and the provision/credit for taxes, the net income for the period totaled $14.7 million, or $0.26 per diluted limited partner unit, compared with net income of $5.5 million, or $0.10 per unit, a year ago.

For the quarter, adjusted EBITDA increased 19% to $102.1 million from $86.0 million a year ago. The $16.1 million increase was primarily attributable to the additional operating days in the second quarter of 2008, along with our continued efforts to control operating costs. On a comparable number of operating days and a same-park basis as discussed above, adjusted EBITDA for the second quarter of 2008 would be essentially flat with last year.

Twelve Months Ended June 29, 2008 –

The following table presents key financial information for the twelve months ended June 29, 2008 and June 24, 2007:

	Twelve months ended 6/29/08	Twelve months ended 6/24/07	Increase (Decrease)
	(53 weeks)	(52 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	22,954	22,434	520	2.3
Per capita spending	$40.52	$39.42	$1.10	2.8
Out-of-park revenues	$113,982	$105,102	$8,880	8.4

Net revenues	$1,019,596	$966,028	$53,568	5.5
Cash operating costs and expenses	666,663	629,905	36,758	5.8

Adjusted EBITDA	352,933	336,123	16,810	5.0
Depreciation and amortization	130,924	118,982	11,942	10.0
Equity-based compensation	671	546	125	22.9
Impairment loss on fixed assets	58,163	—	58,163	—

Operating income	$163,175	$216,595	$53,420	(24.7)

Net revenues for the twelve months ended June 29, 2008, were $1.02 billion compared with $966.0 million for the twelve months ended June 24, 2007. The increase in net revenues reflects a 2%, or 520,000-visit, increase in attendance, a 3%, or $1.10, increase in average in-park guest per capita spending and an 8%, or $8.9 million, increase in out-of-park revenues, including our resort hotels. Consistent with the periods above, the fiscal twelve months ended June 29, 2008 includes an additional week when compared to the fiscal twelve months ended June 24, 2007, which represents the largest portion of the increase in revenues between years in the period.

For the twelve-month period, operating costs and expenses, before depreciation, amortization and other non-cash costs, increased 6%, or $36.8 million, to $666.7 million from $629.9 million for the same period a year ago. For the twelve months ended June 29, 2008, we recognized a $58.2 million impairment charge on fixed assets due to the restructuring of Geauga Lake. After this impairment charge, depreciation, amortization and other non-cash expenses, operating income for period totaled $163.2 million compared to operating income of $216.6 million a year ago. The twelve months ended June 24, 2007 includes the operations of the PPI parks since their acquisition on June 30, 2006 and therefore, does not reflect a full year of operations by four days, the result of our fiscal month close.

Interest expense for the twelve months ended June 29, 2008 decreased $649,000 to $142.9 million compared with $143.5 million for the same period in 2007. This decrease is the result of a lower average cost of debt over the period, offset somewhat by the additional week in the current twelve-month period. During the period, we recorded a provision for taxes of $5.8 million to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $15.7 million a year ago. The twelve-month period ended June 24, 2007, also reflected $4.1 million of other expense, of which the primary component was the recognition of a $4.7 million loss on the early extinguishment of debt during the period.

After interest expense, other expense and provision for taxes, net income for the twelve months ended June 29, 2008 was $16.0 million, or $0.29 per diluted limited partner unit, compared with net income of $53.3 million, or $0.97 per diluted limited partner unit, for the twelve months ended June 24, 2007.

For the twelve-month period, adjusted EBITDA increased 5%, or $16.8 million, to $352.9 million in 2008 from $336.1 million in 2007. This increase was primarily due to the additional week in the current year period, and on a comparable basis (excluding Geauga Lake), adjusted EBITDA would be essentially flat between years.

July 2008 –

Based on preliminary July results, revenues for the first seven months of the year increased 2%, or approximately $11 million, on a comparable-park (excluding Geauga Lake) and operating week basis. This increase reflects a 3%, or 359,000-visit, increase in combined attendance through the end of July, slightly down in-park guest per capita spending, and a 2% decrease in out-of-park revenues.

Over the past five weeks, consolidated revenues, on a comparable-park and operating week basis, were up 5%, or approximately $14 million, largely due to a 6% increase in combined attendance, or 379,000 visits, and a $0.8 million increase in out-of-park revenues. Over the same four-week period, average in-park guest per capita spending was slightly down, consistent with the trend through the first six months of the year. Fueling the strong July attendance figures was the solid performance of our parks in the northern and southern regions, which saw attendance increases of approximately 388,000 visits and 37,000 visits, respectively.

Liquidity and Capital Resources:

We ended the second quarter of 2008 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at June 29, 2008 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $1.71 billion of variable-rate term debt and $123.5 million in borrowings under our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

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

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. Although the fair market value of these instruments is recorded as a liability of $101.6 million in “Other Liabilities” on the June 29, 2008 condensed consolidated balance sheet with the offset reducing Partners’ Equity, this is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

Credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future. Our cash flows from operations are also expected to be sufficient to meet regular quarterly cash distributions for the foreseeable future; however, our ability to maintain and increase our distribution payments is also governed by specific requirements of our credit agreement (see Item 1A – Risk Factors on page 19). Although we expect to meet these requirements for the foreseeable future, a downturn in business could have the effect of limiting or suspending distribution payments in the future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Partnership’s Form 10-K as well as this 10-Q, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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

After considering the impact of interest rate swap agreements, at June 29, 2008, approximately $1.57 billion of our outstanding long-term debt represented fixed-rate debt and approximately $273 million represented variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $2.1 million as of June 29, 2008.

A uniform 1% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $400,000 decrease in reported annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 29, 2008, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2008 second quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS –

The following additional risk factor should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our debt agreement contains certain restrictions that if not met, may limit or suspend future distributions.

Our credit agreement governs, amongst other things, the amount of distributions we are permitted to pay. Certain restrictions exist when cash flow from operations, although positive, is not sufficient per the requirements of the credit agreement. Also, we are required to meet certain debt to EBITDA levels to maintain or increase our distribution. We expect to meet these requirements for the foreseeable future; however, a downturn in business could have the effect of limiting or suspending distributions in the future.

There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

The annual meeting of the limited partners of Cedar Fair, L.P. was held on May 15, 2008 to consider and vote upon: 1) the election of two Directors of the general partner for a three-year term expiring in 2011; 2) to consider and vote upon the adoption of the 2008 Omnibus Incentive Plan; and 3) to confirm the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes the results for each proposal voted upon at the annual meeting:

Proposal I. The election of two class III directors to serve until 2011.

Nominee	For	Withheld
Darrel D. Anderson	47,270,592	1,060,776
David L. Paradeau	44,747,042	3,584,326

Proposal II. The adoption of the 2008 Omnibus Incentive Plan

For	Against	Abstain
26,834,282	3,418,087	750,741

Proposal III. The appointment of Deloitte & Touche LLP

For	Against	Abstain
47,403,964	518,159	409,241

ITEM 6. EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

	By	Cedar Fair Management, Inc.
General Partner

Date: August 8, 2008		/s/ Peter J. Crage
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