Form 10-Q
period 2008-09-28
CEDAR FAIR L P
filed 2008-11-07
CIK 811532

FORM 10 - Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of October 1, 2008
Units Representing Limited Partner Interests	55,064,232

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	9/28/08	12/31/07
ASSETS
Current Assets:
Cash and cash equivalents	$71,694	$5,501
Receivables	38,997	16,516
Inventories	32,008	26,884
Prepaids and other current assets	10,960	13,847

	153,659	62,748

Property and Equipment:
Land	338,960	344,688
Land improvements	320,689	317,811
Buildings	580,538	582,654
Rides and equipment	1,323,771	1,270,852
Construction in progress	17,270	33,997

	2,581,228	2,550,002
Less accumulated depreciation	(706,706)	(616,440)

	1,874,522	1,933,562

Goodwill	321,299	325,418
Other Intangibles, net	64,183	66,098
Other Assets	21,597	30,842

	$2,435,260	$2,418,668

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	31,344	18,566
Deferred revenue	22,745	18,844
Accrued interest	9,985	660
Accrued taxes	59,733	15,836
Accrued salaries, wages and benefits	31,693	18,276
Self-insurance reserves	20,993	21,539
Other accrued liabilities	13,948	11,537

	207,891	122,708

Deferred Tax Liability	153,800	158,304
Other Liabilities	105,809	117,103
Long-Term Debt:
Revolving credit loans	—	34,086
Term debt	1,692,650	1,701,375

	1,692,650	1,735,461

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	—
Limited partners, 55,064 and 54,248 units outstanding at September 28, 2008 and December 31, 2007, respectively	324,913	334,740
Accumulated other comprehensive loss	(55,094)	(54,938)

	275,110	285,092

	$2,435,260	$2,418,668

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/28/08	9/30/07	9/28/08	9/30/07	9/28/08	9/30/07
Net revenues:
Admissions	$312,626	$320,361	$493,872	$481,847	$564,170	$551,753
Food, merchandise and games	189,490	202,059	319,342	322,192	357,205	364,536
Accommodations and other	38,206	45,093	63,744	67,487	71,030	75,103

	540,322	567,513	876,958	871,526	992,405	991,392

Costs and expenses:
Cost of food, merchandise and games revenues	47,849	49,518	81,091	80,558	93,159	94,183
Operating expenses	153,149	160,665	346,165	342,946	422,530	418,450
Selling, general and administrative	56,961	65,980	115,752	117,424	133,530	137,345
Loss on impairment / retirement of fixed assets	6,125	39,218	9,390	39,218	25,070	39,218
Depreciation and amortization	60,986	67,204	111,258	117,175	124,706	129,874

	325,070	382,585	663,656	697,321	798,995	819,070

Operating income	215,252	184,928	213,302	174,205	193,410	172,322
Interest expense	31,849	41,036	98,912	110,634	133,588	149,583
Other (income) expense, net	240	1,768	(208)	2,067	(3,010)	1,200

Income before taxes	183,163	142,124	114,598	61,504	62,832	21,539
Provision for taxes	91,614	87,992	52,143	56,966	9,406	46,983

Net income (loss)	91,549	54,132	62,455	4,538	53,426	(25,444)
Net income allocated to general partner	1	1	1	—	1	—

Net income (loss) allocated to limited partners	$91,548	$54,131	$62,454	$4,538	$53,425	$(25,444)

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,058	54,220	55,193	54,188	55,190	54,161
Net income (loss) per limited partner unit	$1.66	$1.00	$1.13	$0.08	$0.97	$(0.47)

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,453	55,068	55,808	55,010	55,861	54,161
Net income (loss) per limited partner unit	$1.65	$0.98	$1.12	$0.08	$0.96	$(0.47)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008

(In thousands, except per unit amounts)

Nine Months Ended 09/28/08
Limited Partnership Units Outstanding
Beginning balance 12/31/07	54,248
Limited partnership unit options exercised	773
Issuance of limited partnership units as compensation	43

55,064

Limited Partners’ Equity
Beginning balance 12/31/07	$334,740
Net income	62,454
Partnership distributions declared ($1.435 per limited partnership unit)	(78,647)
Expense recognized for limited partnership unit options	(2)
Limited partnership unit options exercised	4,538
Tax effect of units involved in option exercises and treasury unit transactions	865
Issuance of limited partnership units as compensation	965

324,913

General Partner’s Equity
Beginning balance 12/31/07	—
Net income	1

1

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance 12/31/07	12,755
Current period activity, net of tax ($904)	(1,678)

11,077

Unrealized loss on cash flow hedging derivatives:
Beginning balance 12/31/07	(67,693)
Current period activity, net of tax ($1,354)	1,522

(66,171)

(55,094)

Total Partners’ Equity	$275,110

Summary of Comprehensive Income (Loss)
Net income	$62,455
Other comprehensive loss	(156)

Total Comprehensive Income (Loss)	$62,299

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Nine months ended		Twelve months ended
	9/28/08	9/30/07	9/28/08	9/30/07	9/28/08	9/30/07
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$91,549	$54,132	$62,455	$4,538	$53,426	$(25,444)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Non-cash expense	62,598	72,127	117,912	127,670	131,375	140,390
Loss on impairment / retirement of fixed assets	6,125	39,218	9,390	39,218	25,070	39,218
Excess tax benefit from unit-based compensation expense	(42)	(10)	(1,475)	(366)	(1,474)	(472)
Net change in working capital	41,791	40,100	58,237	45,263	(14,374)	(450)
Net change in other assets/liabilities	3,917	(11,241)	2,684	(16,421)	31,597	(10,065)

Net cash from operating activities	205,938	194,326	249,203	199,902	225,620	143,177

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, proceeds from working capital adjustment	—	—	6,431	—	6,431	—
Capital expenditures	(12,537)	(13,620)	(73,100)	(66,853)	(85,543)	(74,731)

Net cash (for) investing activities	(12,537)	(13,620)	(66,669)	(66,853)	(79,112)	(74,731)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(123,451)	(146,650)	(34,086)	(40,888)	—	—
Term debt payments, including early termination penalties	(4,363)	(8,726)	(8,725)	(13,088)	(13,087)	(21,813)
Distributions paid to partners	(26,424)	(25,748)	(78,647)	(76,932)	(104,405)	(102,351)
Termination of interest rate swap agreements	—	—	—	3,867	—	3,867
Exercise of limited partnership unit options	—	242	4,538	253	4,968	253
Payment of debt issuance costs	—	—	—	(2,000)	—	(1,348)
Excess tax benefit from unit-based compensation expense	42	10	1,475	366	1,474	472

Net cash (for) financing activities	(154,196)	(180,872)	(115,445)	(128,422)	(111,050)	(120,920)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(422)	984	(896)	2,140	(734)	1,596

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	38,783	818	66,193	6,767	34,724	(50,878)
Balance, beginning of period	32,911	36,152	5,501	30,203	36,970	87,848

Balance, end of period	$71,694	$36,970	$71,694	$36,970	$71,694	$36,970

SUPPLEMENTAL INFORMATION
Cash payments for interest expense (1)	$30,170	$45,303	$84,099	$105,312	$117,643	$151,585
Interest capitalized	151	426	1,006	1,769	1,756	2,101
Cash payments for income taxes	7,099	6,741	11,417	16,109	15,501	18,766

(1)	Cash payments for interest expense for the twelve months ended September 30, 2007 reflects thirteen months of interest payments.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period may not be indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 28, 2008 and September 30, 2007 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 28, 2008 include actual 2007 season operating results, they may not be indicative of 2008 full calendar year operations. Additionally, the fiscal three-month and twelve-month periods ended September 30, 2007 include an additional week compared to the fiscal three-month and twelve-month periods ended September 28, 2008.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 28, 2008 and September 30, 2007 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, which were included in the Form 10-K filed on February 29, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates eleven amusement parks, six separately gated outdoor water parks, one indoor water park and five hotels. In order to more efficiently manage its properties, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western region parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; California’s Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio and Star Trek: The Experience, an interactive adventure in Las Vegas, and it operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Star Trek: The Experience closed to the public on September 2, 2008, after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek: The Experience are not material to the consolidated financial statements. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

During 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are being included in interest expense over the term of the agreements, which are set to expire in August 2012. In January 2008, the Partnership entered into three interest rate swap agreements which effectively converted an additional $300 million of its variable-rate debt to a fixed-rate of 4.7%. Cash flows related to these rate swap agreements are being included in interest expense over the term of the swap agreements, which are set to expire in July 2009. The Partnership has designated the 2006 and 2008 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at September 28, 2008 was recorded as a liability of $57.7 million in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

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

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively converted the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $41.9 million at September 28, 2008, which was recorded in “Other Liabilities” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

The Partnership assesses the effectiveness of its interest rate swaps and cross-currency swaps as defined in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”) on a quarterly basis. During the current quarter, the Partnership has considered the impact of the current credit crisis in the United States in assessing the risk of counterparty default. The Partnership believes that it is still likely that the counterparty for these swaps will continue to act throughout the contract period, and as a result, continues to deem the swaps as effective hedging instruments.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	09/28/08	09/30/07	09/28/08	09/30/07	09/28/08	09/30/07
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,058	54,220	55,193	54,188	55,190	54,161
Effect of dilutive units:
Unit options	112	631	352	629	417	—
Phantom units	283	217	263	193	254	—

Diluted weighted average units outstanding	55,453	55,068	55,808	55,010	55,861	54,161

Net income (loss) per unit - basic	$1.66	$1.00	$1.13	$0.08	$0.97	$(0.47)

Net income (loss) per unit - diluted	$1.65	$0.98	$1.12	$0.08	$0.96	$(0.47)

The effect of unit options and phantom units for the three, nine and twelve months ended September 28, 2008, had they not been antidilutive, would have been 47,000, 95,000, and 113,000 units, respectively. The effect of unit options and phantom units for the three, nine and twelve months ended September 30, 2007, had they not been antidilutive, would have been 2,000, 4,000, and 836,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

As further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, goodwill acquired during 2006 was the result of the completion of the acquisition of Paramount Parks, Inc. (PPI). In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is evaluated for impairment on an annual basis. During the second quarter of 2008, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to PPI, which did not indicate any impairment. A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)
Balance at December 31, 2007	$325,418
Purchase accounting adjustments	(412)
Translation adjustment	(3,707)

Balance at September 28, 2008	$321,299

At September 28, 2008, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$53,446	$—	$53,446
License / franchise agreements	13,738	3,111	10,627
Non-compete agreements	200	90	110

Total other intangible assets	$67,384	$3,201	$64,183

Amortization expense of other intangible assets for both the nine months ended September 28, 2008 and September 30, 2007 was $1.0 million. The estimated amortization expense for the remainder of 2008 is $342,000. Estimated amortization expense for the next five years is $1.4 million annually.

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

The table below presents the balances of liabilities measured at fair value as of September 28, 2008 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$57,676	$—	$57,676	$—
Cross-currency swap agreements	41,850	—	41,850	—

Total (1)	$99,526	$—	$99,526	$—

(1)	Included in Other Liabilities on the Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. The Partnership monitors the credit and nonperformance risk associated with our derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at September 28, 2008.

(9) Other New Accounting Pronouncements:

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” - In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. FAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Partnership begins with its 2009 fiscal year, with early application encouraged. The Partnership expects that FAS No. 161 will not have a material impact on its consolidated financial statements.

FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” - In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Partnership is currently evaluating the potential impact, if any, of the adoption of FAS No. 162 on its consolidated financial statements.

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

In order to more efficiently manage our properties after the acquisition of Paramount Parks, Inc. (PPI) in 2006, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, California’s Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes Star Trek: The Experience, an interactive adventure in Las Vegas, whose operations were closed on September 2, 2008, and the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three, nine and twelve-month periods ended September 28, 2008 and September 30, 2007.

	Three months ended		Nine months ended		Twelve months ended
	9/28/08 (13 weeks)	9/30/07 (14 weeks)	9/28/08 (39 weeks)	9/30/07 (39 weeks)	9/28/08 (52 weeks)	9/30/07 (53 weeks)
	(In thousands )
Net income (loss)	$91,549	$54,132	$62,455	$4,538	$53,426	$(25,444)
Provision for taxes	91,614	87,992	52,143	56,966	9,406	46,983
Interest expense	31,849	41,036	98,912	110,634	133,588	149,583
Depreciation and amortization	60,986	67,204	111,258	117,175	124,706	129,874
Equity-based compensation	181	38	639	401	814	562
Loss on impairment / retirement of fixed assets	6,125	39,218	9,390	39,218	25,070	39,218
Other (income) expense, net	240	1,768	(208)	2,067	(3,010)	1,200

Adjusted EBITDA	$282,544	$291,388	$334,589	$330,999	$344,000	$341,976

Results of Operations:

Our results of operations for the three and twelve-month periods ended September 28, 2008 and September 30, 2007 are not directly comparable as the 2007 periods include an additional seven days due to the timing of the fiscal quarter closes. In addition, reported results are impacted by the restructuring of our Geauga Lake property from a combined amusement park and water park to a stand-alone water park beginning with the 2008 season. Since material differences in our statements of operations are largely due to the additional days in the 2007 fiscal periods, as well as the impact of the Geauga Lake restructuring, we will also discuss operating results on a comparable-period and same-park basis.

Nine Months Ended September 28, 2008 –

The following table presents key financial information for the nine months ended September 28, 2008 and September 30, 2007:

	Nine Months ended 9/28/08 (39 weeks)	Nine months ended 9/30/07 (39 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)
Attendance	20,006	19,604	402	2.1
Per capita spending	$40.28	$40.62	$(0.34)	(0.8)
Out-of-park revenues	$93,976	$94,127	$(151)	(0.2)

Net revenues	$876,958	$871,526	$5,432	0.6
Cash operating costs and expenses	542,369	540,527	1,842	0.3

Adjusted EBITDA	334,589	330,999	3,590	1.1
Depreciation and amortization	111,258	117,175	(5,917)	(5.0)
Equity-based compensation	639	401	238	59.4
Loss on impairment/retirement of fixed assets	9,390	39,218	(29,828)	(76.1)

Operating income	$213,302	$174,205	$39,097	22.4

On the strength of strong July and August results, net revenues for the nine months ended September 28, 2008 increased 1%, or $5.5 million, to $877.0 million from $871.5 million during the first nine months ended September 30, 2007. The increase in revenues reflects a 2%, or 402,000-visit, increase in attendance and a less than 1%, or $0.34, decrease in average in-park per capita spending. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The decrease in average in-park guest per capita spending is primarily due to a fundamental shift in the attendance mix in our southern region. Through the first nine months of 2008, we’ve seen a shift toward season-pass admissions, which have historically had a lower per-capita level associated with them. The decrease in per capita spending in the southern region was somewhat offset by per capita growth in our western region, while our northern region per capita spending was flat compared to 2007. Over this same period, out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, decreased less than 1%, or $151,000 between years.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses increased less than 1%, or $1.8 million, to $542.4 million for the period ended September 28, 2008 versus $540.5 million for the same period in 2007. After depreciation, amortization, a $9.4 million charge for impairment related to the sale of fixed assets at Geauga Lake ($3.3 million) and losses on fixed asset retirements during the period ($6.1 million), and all other non-cash costs, the operating profit for the period increased $39.1 million to $213.3 million in 2008 compared with $174.2 million in 2007. The increase in operating income is primarily due to the restructuring of Geauga Lake. In the third quarter of 2007, we recorded a non-cash impairment charge of $39.2 million at Geauga Lake, and in 2008, we recorded less depreciation due to the restructuring of this property.

Interest expense for the nine months ended September 28, 2008 decreased $11.7 million to $98.9 million, due to lower interest rates on our variable-rate debt and our ability to fix $300 million of term debt at a favorable rate through an interest rate swap agreement entered into during the first quarter of 2008, coupled with a lower average daily balance on our revolving credit facilities compared with 2007.

During the first nine months of the year, a provision for taxes of $52.1 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes. This compares with a $57.0 million provision for taxes for the same fiscal nine-month period in 2007. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2008 estimated annual effective tax rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be $17-$20 million for the 2008 calendar year.

After interest expense and the provision for taxes, net income for the nine months ended September 28, 2008 totaled $62.5 million, or $1.12 per diluted limited partner unit, compared with net income of $4.5 million, or $0.08 per unit, for the same period a year ago.

It is important to note that the 2008 operating results were impacted by the restructuring of Geauga Lake. Comparing 2008 and 2007 through the first full nine months of the year on a same-park (excluding Geauga Lake) basis, total revenues would be up 3% on a 4% increase in attendance, a 1% increase in out-of-park revenues, and a less than 1% decrease in average in-park guest per capita spending.

For the nine-month period, adjusted EBITDA increased $3.6 million, or 1%, to $334.6 million compared with $331.0 million during the same period a year ago. Over this period, EBITDA margins improved by 20 basis points to 38.2% in 2008 from 38.0% in 2007.

Third Quarter –

The fiscal three-month period ended September 28, 2008, consisted of a 13-week period and included a total of 1,255 operating days, compared with 14 weeks and 1,421 operating days for the fiscal three-month period ended September 30, 2007.

The following table presents key financial information for the three months ended September 28, 2008 and September 30, 2007:

	Three months ended 9/28/08 (13 weeks)	Three months ended 9/30/07 (14 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)
Attendance	12,434	12,875	(441)	(3.4)
Per capita spending	$40.18	$40.46	$(0.27)	(0.7)
Out-of-park revenues	$53,500	$56,317	$(2,817)	(5.0)

Net revenues	$540,322	$567,513	$(27,191)	(4.8)
Cash operating costs and expenses	257,778	276,125	(18,347)	(6.6)

Adjusted EBITDA	282,544	291,388	(8,844)	(3.0)
Depreciation and amortization	60,986	67,204	(6,218)	(9.3)
Equity-based compensation	181	38	143	376.3
Loss on impairment / retirement of fixed assets	6,125	39,218	(33,093)	(84.4)

Operating income	$215,252	$184,928	$30,324	16.4

For the quarter ended September 28, 2008, which included 166, or 12%, fewer operating days than the quarter ended September 30, 2007, net revenues decreased 5%, or $27.2 million, to $540.3 million from $567.5 million in 2007. This decrease reflects a 3%, or 441,000-visit, decrease in attendance, a 5%, or $2.8 million, decrease in out-of-park revenues, and a slight decrease of in-park per capita spending. The decreases in attendance and out-of park revenues were due to the fewer operating days in the current fiscal quarter.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter decreased 7% to $257.8 million from $276.1 million in 2007 due to fewer operating days in 2008. After depreciation, amortization, a $6.1 million loss on fixed asset retirements, and other non-cash costs, operating income for the quarter totaled $215.2 million, up $30.3 million from $184.9 million for the third quarter of 2007. As mentioned in the nine-month discussion above, the increase in operating income is primarily due to the restructuring of Geauga Lake, offset somewhat by the number of operating days in the 2008 fiscal quarter. In 2007, we recorded a non-cash impairment charge of $39.2 million at Geauga Lake, and in 2008, we recorded less depreciation due to the restructuring of this property in the prior year.

Interest expense for the third quarter in 2008 compared to the same period in 2007 decreased $9.2 million to $31.8 million. The decrease in interest expense is primarily attributable to a combination of lower interest rates on our variable-rate debt, the new interest rate swaps that were entered into during the first quarter of 2008, a lower average daily balance on our revolving credit facilities during the third quarter of 2008 versus the third quarter of 2007, and the fewer days in 2008.

During the quarter, a provision for taxes of $91.6 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes, compared to a provision for taxes of $88.0 million in the same period a year ago. After interest expense and the provision/credit for taxes, the net income for the period totaled $91.5 million, or $1.65 per diluted limited partner unit, compared with net income of $54.1 million, or $0.98 per unit, a year ago.

For the quarter, adjusted EBITDA decreased 3% to $282.5 million from $291.4 million a year ago. The $8.9 million decrease was primarily attributable to fewer operating days in the third quarter of 2008.

As mentioned above, it is important to note that the third quarter of 2008 included one less week of operations due to the timing of the 2007 second quarter fiscal close. In addition, attendance and net revenues were impacted by the restructuring of the Geauga Lake property. Comparing the third quarter of 2008 and 2007 on a same-park basis (excluding Geauga Lake) and a comparable operating week basis, revenues would be up 6%, the result of strong operating results in July and August, particularly at several parks in our northern region. The increase in revenues resulted from a 7% increase in attendance, a 5% increase in out-of-park revenues, and a 1% decrease in average in-park guest per capita spending during this time.

Twelve Months Ended September 28, 2008 –

The twelve months ended September 28, 2008 includes one fewer week when compared to the twelve months ended September 30, 2007. During this additional week, our seasonal amusement parks were open weekends only, while our year-round park, Knott’s Berry Farm, was in operation for the full week. For ease of comparison, we will also briefly discuss the impact the additional week had on operating results for the twelve months ended September 28, 2008.

The following table presents key financial information for the twelve months ended September 28, 2008 and September 30, 2007:

	Twelve months ended 9/28/08 (52 weeks)	Twelve months ended 9/30/07 (53 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)
Attendance	22,515	22,282	233	1.0
Per capita spending	$40.30	$40.41	$(0.11)	(0.3)
Out-of-park revenues	$110,246	$110,339	$(93)	(0.1)

Net revenues	$992,405	$991,392	$1,013	0.1
Cash operating costs and expenses	648,405	649,416	(1,011)	(0.2)

Adjusted EBITDA	344,000	341,976	2,024	0.6
Depreciation and amortization	124,706	129,874	(5,168)	(4.0)
Equity-based compensation	814	562	252	44.8
Loss on impairment / retirement of fixed assets	25,070	39,218	(14,148)	(36.1)

Operating income	$193,410	$172,322	$21,088	12.2

Net revenues for the twelve months ended September 28, 2008, were $992.4 million compared with $991.4 million for the twelve months ended September 30, 2007. The increase in net revenues reflects a 1%, or 233,000-visit, increase in attendance, essentially flat out-of-park revenues, including our resort hotels, and a less than 1% decrease in average in-park guest per capita spending.

For the twelve-month period, operating costs and expenses, before depreciation, amortization and other non-cash costs, decreased less than 1%, or $1.0 million, to $648.4 million from $649.4 million for the same period a year ago. For the twelve months ended September 28, 2008, we recognized losses of $19.0 million on non-cash impairment charges at Geauga Lake and $6.1 million on retirements of fixed assets. After these losses, depreciation, amortization and other non-cash expenses, operating income for period totaled $193.4 million compared to operating income of $172.3 million a year ago, representing a 12% year-over-year improvement on fewer operating days.

Interest expense for the twelve months ended September 28, 2008 decreased $16.0 million to $133.6 million compared with $149.6 million for the same period in 2007. The decrease in interest expense is attributable to a combination of lower interest rates on our variable-rate debt, the new interest rate swaps that were entered into during the first quarter of 2008, a lower average daily balance on our revolving credit facilities during the twelve-month period ending September 28, 2008 versus the twelve-month period ending September 30, 2007, and the fewer days in the 2008 fiscal period. During the period, we recorded a provision for taxes of $9.4 million to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $47.0 million a year ago.

After interest expense, other expense and provision for taxes, net income for the twelve months ended September 28, 2008 was $53.4 million, or $0.96 per diluted limited partner unit, compared with a net loss of $25.4 million, or $0.47 per diluted limited partner unit, for the twelve months ended September 30, 2007.

For the twelve-month period, adjusted EBITDA totaled $344.0 million in 2008 (a 52-week period), representing approximately a 1%, or $2.0 million, increase from $342.0 million over the same period in 2007 (a 53-week period). The 2008 twelve months ended EBITDA also compares favorably to the 2007 calendar-year EBITDA of $340.7 million as reported in our Form 10-K.

Consistent with the third-quarter discussion above, the twelve-month period ended September 28, 2008 includes one less week of operations than the same period a year ago due to the timing of the fiscal quarter closes. In addition, attendance and net revenues were impacted by the restructuring of the Geauga Lake property. Comparing the twelve-month periods of 2008 and 2007 on a same-park basis (excluding Geauga Lake) and a comparable operating week basis, revenues would be up 4% on a 5% increase in attendance and a less than 1% decrease in guest per capita spending. The increase in attendance and revenues in 2008 was driven by the strong performance of several of the key parks in our northern region in July and August.

October 2008 –

Overall, results of operations have remained strong during most of the month of October, as our fall promotions continue to gain in popularity with our guests. New attractions, including the introduction of the full Haunt event at Dorney Park, Valleyfair and California’s Great America, along with moderate but favorable weather conditions at the majority of our parks, resulted in a $2.6 million, or 3%, increase in revenues for the month of October. This increase was a result of an 11% increase, or 205,000 visits, in attendance, partially offset by a 6% decrease in average in-park per capita spending and a 5% decrease, or $392,000, in out-of-park revenues.

Combined revenues through the end of October totaled $991.4 million. During this same period the parks entertained 22.1 million visitors, average in-park per capita spending totaled $40.15, while our out-of-park revenues, including resort hotels, totaled $101.9 million. Excluding Geauga Lake, revenues through the end of October would have increased 3%, or $28.3 million, to $988.5 million. The increase in revenues is attributable to an increase of 5%, or 1.1 million visits, in attendance, a less than 1% increase in out-of-park revenues, and a 1% decrease in average in-park per capita spending to $40.28.

Liquidity and Capital Resources:

We ended the third quarter of 2008 in sound financial condition in terms of both liquidity and cash flow. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at September 28, 2008 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $1.71 billion of variable-rate term debt and no outstanding borrowings under our revolving credit facilities. Of our total term debt, $17.5 million is scheduled to mature within the next twelve months.

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

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. Although the fair market value of these instruments is recorded as a liability of $99.5 million in “Other Liabilities” on the September 28, 2008 condensed consolidated balance sheet with the offset reducing Partners’ Equity, this is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

Credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future. Our cash flows from operations are also expected to be sufficient to meet regular quarterly cash distributions; however, our ability to maintain and increase our distribution payments is also governed by specific requirements of our credit agreement. Although we expect to meet these requirements, a downturn in business could have the effect of limiting or suspending distribution payments in the future.

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

After considering the impact of interest rate swap agreements, at September 28, 2008, approximately $1.57 billion of our outstanding long-term debt represented fixed-rate debt and approximately $141 million represented variable-rate debt. In addition, any borrowings under our revolving credit facilities represent variable-rate debt. A hypothetical one percentage point increase in the applicable interest rates on our variable-rate debt would increase annual interest expense by approximately $2.4 million as of September 28, 2008.

A uniform 1% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $400,000 decrease in reported annual operating income ($600,000 in annual adjusted EBITDA).

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 28, 2008, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2008 third quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS –

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

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

CEDAR FAIR, L.P.
(Registrant)

By	Cedar Fair Management, Inc. General Partner

Date: November 7, 2008	/s/ Peter J. Crage
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