Form 10-K
period 2008-12-31
CEDAR FAIR L P
filed 2009-03-02
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 29, 2008 of $18.99 per unit was approximately $996,444,666.

Number of Depositary Units representing limited partner interests outstanding as of February 1, 2009: 55,129,378

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement for its annual meeting of unitholders to be held in May 2009, which will be filed by the Registrant within 120 days after the close of its 2008 fiscal year.

*********************************

The Exhibit Index is located on page 54

Page 1 of 66 pages

CEDAR FAIR, L.P.

PART I

ITEM 1.	BUSINESS.

Introduction

Cedar Fair, L.P., together with its affiliated companies, (the “Partnership”) is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, six outdoor water parks, one indoor water park and five hotels.

In 2008, the Partnership entertained more than 22 million visitors. All of the Partnership’s parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan’s Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott’s Berry Farm, located near Los Angeles in Buena Park, California; and California’s Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a management contract for Gilroy Gardens Family Theme Park in Gilroy, California. Star Trek: The Experience (“Star Trek”), an interactive adventure in Las Vegas, Nevada, closed to the public on September 2, 2008, after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek are not material to the consolidated financial statements.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and six separate-gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott’s Berry Farm and Worlds of Fun, the fourth is located near San Diego, the fifth is in Palm Springs, California, and the sixth is Geauga Lake’s Wildwater Kingdom (“Geauga Lake”) located near Cleveland in Aurora, Ohio, which was previously operated as an amusement park and water park, but began operating solely as a water park in 2008. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership’s seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The six outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximate 130 to 140-day operating season. Both Knott’s Berry Farm and Castaway Bay Resort are open daily on a year-round basis. Castaway Bay’s indoor water park is open daily generally from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for eleven consecutive years by Amusement Today’s international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park’s total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

Located adjacent to the park is “Soak City,” a separate-gated water park that features more than 20 water rides and attractions, as well as “Challenge Park,” which features several extra-charge attractions including two 18-hole themed miniature golf courses and two go-kart tracks.

Cedar Point also owns and operates four hotel facilities. The park’s only year-round hotel is Castaway Bay Indoor Waterpark Resort, an indoor water park resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. The park’s largest hotel, the historic Hotel Breakers, has more than 600 guest rooms. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center, one indoor pool and two outdoor pools. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lakefront Sandcastle Suites Hotel, which features 187 suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dockage facilities for more than 740 boats, including floating docks and full guest amenities. In addition, Cedar Point Marina features a Famous Dave’s Bar-B-Que restaurant and an upscale seafood restaurant, called Bay Harbor, both of which are accessible by the general public. Castaway Bay Marina is a full-service marina featuring 160 slips and full guest amenities. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point which offers lakefront cottages, cabins and full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 2,800 of the park’s approximately 4,100 seasonal and part-time employees.

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

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park has received recognition for the Best Kids’ Area in the World for eight consecutive years by Amusement Today’s international survey.

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

Additionally, the park offers Kings Dominion Campground, a camping area featuring a swimming pool, playground, volleyball courts, miniature golf, and laundry facilities. The campground also offers a free shuttle service between the campground and amusement park.

The Partnership also owns a dormitory facility located adjacent to the park that houses up to 440 of the park’s approximately 3,700 seasonal employees.

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

The park also offers Camp Wilderness Resort, a camping area that offers a convenience and merchandise store, laundry facilities, a swimming pool, miniature golf, shuffleboard, and sand volleyball courts. The campground has over 140 RV sites and 57 spacious tent and pop-up sites. The campground also offers a free shuttle service between the campground and amusement park.

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

California’s Great America

California’s Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June of 2006. The park’s total market area includes approximately 13 million people and draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Michigan’s Adventure

Michigan’s Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located near Muskegon, Michigan serves a total market area of approximately 5 million people, principally from central and western Michigan and eastern Indiana.

Geauga Lake’s Wildwater Kingdom

Geauga Lake’s Wildwater Kingdom (Geauga Lake), near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in 2004. Beginning with the 2008 season, Geauga Lake converted from what was historically a combination amusement park and water park to a stand-alone water park. This family-oriented water park serves a total market area of approximately 17 million people. The park’s major markets include Cleveland/Akron, Youngstown and Pittsburgh.

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

COMPETITION

In general, the Partnership competes for discretionary spending with all phases of the recreation industry within its primary market areas, including several destination and regional amusement parks. The Partnership also competes with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership’s maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership’s insurance carrier and, at Cedar Point, Knott’s Berry Farm, Kings Island, Kings Dominion, Carowinds, Great America, Dorney Park, Geauga Lake, Worlds of Fun and Michigan’s Adventure, by state ride-safety inspectors. Valleyfair contracts with a third party to inspect its rides per Minnesota law and submits the third-party report to the state agency.

EMPLOYEES

The Partnership has approximately 1,700 full-time employees. During the peak operating season, it has approximately 35,000 seasonal and part-time employees, most of whom are high school and college students. Approximately 2,800 of Cedar Point’s seasonal employees, 400 of Valleyfair’s seasonal employees, and 440 of Kings Dominion’s seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position with General Partner
Richard L. Kinzel	68	Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Jacob T. Falfas	57	Jack Falfas has served as Chief Operating Officer since April 2005. Prior to that, he served as Vice President & General Manager of West Coast Operations from 2001 through 2005 and as Vice President & General Manager of Knott’s Berry Farm from December 1997 through 2000.

Peter J. Crage	47	Peter Crage has served as Corporate Vice President of Finance and Chief Financial Officer since July 2005. In August 2004, he rejoined Cedar Fair to serve as Vice President and Corporate Controller after having served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.

Robert A. Decker	48	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.

Craig J. Freeman	55	Craig Freeman has served as Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	43	Duffield Milkie has served as Corporate Vice President – General Counsel since February 2008. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

Brian C. Witherow	42	Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	53	Phil Bender has served as a Regional Vice President since June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Richard A. Zimmerman	48	Richard Zimmerman has served as Regional Vice President since June 2007. Prior to that, he served as Vice President and General Manager of Kings Dominion since 1998.

AVAILABLE INFORMATION

Copies of the Partnership’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the Securities and Exchange Commission are available without charge upon written request to the Partnership’s Investor Relations Office or through its web site (www.cedarfair.com).

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership’s reports, proxy statements and other information.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

We compete for discretionary spending with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including the current economic downturn.

Our parks compete for discretionary spending with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sports events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions and changes in consumer tastes and spending habits. The difficult regional economic conditions and recessionary periods may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different segments of our target customers within our core markets. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

Our credit agreement contains certain restrictions that if not met, may limit or suspend future distributions.

Our credit agreement governs, among other things, the amount of distributions we are permitted to pay. Certain restrictions exist when cash flow from operations, although positive, is not sufficient per the requirements of the credit agreement. Also, we are required to meet certain debt to EBITDA levels to maintain or increase our distribution.

The terms of our credit agreement could, under certain circumstances, impose limitations upon our activities.

The agreement governing our term debt and our revolving credit facilities includes covenants that under some circumstances could limit, among other things, our ability to: incur additional debt; pay distributions to our unitholders; create liens; make certain investments; consolidate or transfer assets; and enter into certain transactions with our affiliates.

Our credit agreement also requires us to maintain specified financial ratios and satisfy certain other financial tests. A breach of any of these covenants for any reason, including a decline in operating results due to economic conditions, could result in an event of default under our credit agreement. If an event of default occurs and continues, our lenders could elect to cause our outstanding debt to become immediately due and payable, requiring it to be refinanced under market conditions at that time.

Our inability to reduce our total debt, as well as a continuation of current credit market conditions, could negatively impact our financial condition in the future.

As provided in our credit agreement, our revolving credit facilities mature in August 2011 and our term debt matures in February 2012 and August 2012. Our inability to reduce our debt and reduce our leverage ratios, as well as a continuation of current credit market conditions, could result in higher cash interest costs in the future and/or may limit our ability to refinance the debt.

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

Cedar Point and Soak City are located on approximately 365 acres, virtually all of which have been developed, owned by the Partnership on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Castaway Bay Indoor Waterpark Resort and adjoining TGI Friday’s restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.

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

Knott’s Berry Farm and Knott’s Soak City, located in California, are situated on approximately 147 acres and 13 acres, respectively, virtually all of which have been developed. Knott’s Soak City-San Diego is located on 60 acres, of which 27 acres have been developed and 33 acres remain available for future expansion. Knott’s Soak City-Palm Springs is located on 23 acres, of which 17 acres have been developed and 6 acres remain available for future expansion.

Kings Island, located in Ohio, is situated on approximately 677 acres, of which 318 acres have been developed and 359 acres remain available for future expansion.

Canada’s Wonderland, located near Toronto near Vaughn, Ontario, is situated on approximately 295 acres, virtually all of which have been developed. The Partnership also owns approximately 82 acres of property adjacent to the park.

At Kings Dominion, approximately 279 acres have been developed and 459 acres remain available for future expansion. Kings Dominion is located in Virginia.

Carowinds, located in North Carolina, is situated on approximately 337 acres, of which 299 acres have been developed and 38 acres remain available for future expansion.

Great America, located in California, is situated on approximately 181 acres, virtually all of which have been developed.

Dorney Park, located in Pennsylvania, is situated on approximately 201 acres, of which 178 acres have been developed and 23 acres remain available for future expansion.

Valleyfair is situated on approximately 180 acres, of which 113 acres have been developed, and approximately 77 additional acres remain available for future expansion. Valleyfair is located in Minnesota.

Worlds of Fun, in Missouri, is located on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

At Geauga Lake, the Partnership owns approximately 671 total acres, of which 65 acres have been developed and are in use at the water park and an additional 35 acres are being held for future expansion. The remaining acreage is being held for sale or future development as part of the operational restructuring there. Geauga Lake is located in Ohio.

Michigan’s Adventure, located in Michigan, is situated on approximately 250 acres, of which 119 acres have been developed and 131 acres remain available for future expansion.

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

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2009, there were approximately 8,700 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership’s equity incentive plans. The cash distributions declared and the high and low prices of the Partnership’s units are shown in the table below:

2008	Distribution	High	Low
4th Quarter (1)	$0.480	$20.71	$11.56
3rd Quarter	$0.480	23.32	16.69
2nd Quarter	$0.480	24.71	18.99
1st Quarter	$0.475	23.95	19.73

2007	Distribution	High	Low
4th Quarter (2)	$0.475	$24.75	$21.00
3rd Quarter	$0.475	29.80	23.84
2nd Quarter	$0.475	29.28	28.20
1st Quarter	$0.470	29.89	27.55

NOTE 1 –	The declaration of the 2008 fourth quarter distribution, which was payable February 17, 2009, did not occur until January 2009.

NOTE 2 –	The declaration of the 2007 fourth quarter distribution, which was payable February 15, 2008, did not occur until January 2008.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P – Movies and Entertainment Index, assuming investment of $100 on December 31, 2003.

	Base Period 2003	Return 2004	Return 2005	Return 2006	Return 2007	Return 2008
Cedar Fair, L.P.	100.00	113.17	111.32	110.54	81.49	36.40
S&P 500	100.00	110.88	116.32	134.70	142.10	89.52
S&P 400	100.00	116.48	131.11	144.64	156.18	99.59
S&P Movies and Entertainment	100.00	101.09	89.28	114.51	103.59	60.22

ITEM 6.	SELECTED FINANCIAL DATA.

	2008	2007	2006 (1)	2005	2004
	(In thousands, except per unit and per capita amounts)
Operating Data
Net Revenues	$996,232	$986,973	$831,389	$568,707	$541,972
Operating income	133,923	154,571	219,496	137,322	117,830
Income before taxes	4,771	9,738	126,564	111,576	97,030
Net income (loss)	5,706	(4,491)	87,477	160,852	78,315
Net income (loss) per unit - basic	0.10	(0.08)	1.62	3.00	1.51
Net income (loss) per unit - diluted	0.10	(0.08)	1.59	2.93	1.47

Financial Position
Total assets	$2,186,083	$2,418,668	$2,510,921	$1,024,794	$993,208
Working capital (deficit)	(50,705)	(59,960)	(54,750)	(90,123)	(88,557)
Long-term debt	1,724,075	1,752,911	1,777,163	470,850	462,084
Partners’ equity	106,786	285,092	410,615	434,234	370,483

Distributions
Declared per limited partner unit (2)	$1.92	$1.90	$1.41	$1.84	$1.80
Paid per limited partner unit	$1.92	$1.90	1.87	1.83	1.79

Other Data
Depreciation and amortization	$125,838	$130,623	$90,703	$55,765	$50,690
Adjusted EBITDA (3)	355,890	340,668	310,274	194,200	173,018
Capital expenditures	83,481	78,522	59,458	75,655	75,878
Combined attendance (4)	22,720	22,113	19,317	12,738	12,635
Combined in-park guest per capita spending (5)	$40.13	$40.60	$38.71	$37.68	$36.59

NOTE 1 –	Operating results for the Paramount Parks are included for the period subsequent to their acquisition date in June 2006.

NOTE 2 –	The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007. Therefore, 2006 distributions declared reflect only three quarterly distribution declarations, while four quarterly payments were made in the year.

NOTE 3 –	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of adjusted EBITDA to operating income (the most comparable financial measure) is provided below.

	2008	2007	2006	2005	2004
	(in thousands)
Operating income	$133,923	$154,571	$219,496	$137,322	$117,830
Depreciation and amortization	125,838	130,623	90,703	55,765	50,690
Equity-based compensation	716	576	75	1,113	4,498
Loss on impairment of goodwill and other intangibles	86,988	-	-	-	-
Loss on impairment/retirement of fixed assets	8,425	54,898	-	-	-

Adjusted EBITDA	$355,890	$340,668	$310,274	$194,200	$173,018

NOTE 4 –	Combined attendance includes attendance figures from the eleven amusement parks, six separately gated outdoor water parks, and Star Trek: The Experience.

NOTE 5 –	Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California and Star Trek: The Experience, an interactive adventure in Las Vegas, which closed to the public on September 2, 2008, after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek: The Experience are not material to the consolidated financial statements.

The table below presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2008		2007		2006
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$566.3	56.9%	$552.1	55.9%	$459.5	55.3%
Food, merchandise and games	355.9	35.7%	360.1	36.5%	306.9	36.9%
Accomodations and other	74.0	7.4%	74.8	7.6%	65.0	7.8%

Net revenues	996.2	100.0%	987.0	100.0%	831.4	100.0%

Cash operating costs and expenses	640.3	64.3%	646.3	65.5%	521.1	62.7%

Adjusted EBITDA (1)	355.9	35.7%	340.7	34.5%	310.3	37.3%

Depreciation and amortization	125.9	12.6%	130.6	13.2%	90.7	10.9%
Equity-based compensation	0.7	0.1%	0.6	0.1%	0.1	0.0%
Loss on impairment of goodwill and other intangibles	87.0	8.7%	-	0.0%	-	0.0%
Loss on impairment / retirement of fixed assets	8.4	0.9%	54.9	8.5%	-	0.0%

Operating income	133.9	13.4%	154.6	15.7%	219.5	26.4%

Interest and other expense, net	129.1	12.9%	144.9	14.8%	88.2	10.6%
Loss on early extinguishment of debt	-	0.0%	-	0.0%	4.7	0.6%

Provision (benefit) for taxes	(0.9)	(0.1%)	14.2	1.4%	39.1	4.7%

Net income (loss)	$5.7	0.6%	$(4.5)	(0.5%)	$87.5	10.5%

Selective Statistical Information:
Combined attendance (in thousands)		22,720		22,113		19,317
Combined in-park guest per capita spending		$40.13		$40.60		$38.71

(1)	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. For additional information regarding adjusted EBITDA, including a reconciliation of adjusted EBITDA to operating income (the most comparable financial measure), see Note 3 in Item 6, “Selected Financial Data,” on page 13.

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

Accounting for Business Combinations

Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions at the reporting unit, or park level, are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.

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

Impairment of Long-Lived Assets

The carrying values of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets, including disposition, are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level (park level) for which identifiable, independent cash flows are available.

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

Long-lived Intangible Assets

Goodwill and indefinite-lived trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. We completed this review during the fourth quarter in 2008 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006 (see Note 3 in the Notes to Consolidated Financial Statements) is annually tested for impairment as of April 1st. We completed this review during the second quarter in 2008 and determined that such goodwill and trade-names were not impaired at that time.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

An impairment loss may be recognized if the carrying value of the reporting unit is higher than its fair value, which is estimated using both an income (discounted cash flow) and market approach. See Note 4 in the Notes to Consolidated Financial Statements for a more detailed discussion of these approaches. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

At the end of the fourth quarter of 2008, due to present uncertainty surrounding the economy and general stock price volatility, and volatility in our unit price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an interim impairment test of goodwill and other indefinite-lived intangible assets.

At December 31, 2008 substantially all of our goodwill and trade-name assets relate to the acquisition of the five parks in 2006. After performing a preliminary goodwill and trade-names impairment test as of December 31, 2008, we recognized $79.9 million of estimated goodwill impairment and $7.1 million of trade-names impairment, as the carrying values of goodwill and trade-names for certain parks acquired in 2006 exceeded their fair values. This impairment was driven mainly by an increase in our cost of capital in the fourth quarter of 2008 and lower projected growth rates for certain parks. The preliminary estimate of the goodwill impairment charge will be refined in the first quarter of 2009 after valuation (step 2) procedures have been completed.

It is possible that our assumptions about future performance, as well as the economic outlook, and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations, in future periods.

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

The use of derivative financial instruments is accounted for according to Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures.

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

Results of Operations

2008 vs. 2007

The following table presents key operating and financial information for the years ended December 31, 2008 and 2007.

			Increase (Decrease)
	12/31/08	12/31/07	$	%
	(Amounts in thousands except per capita spending)
Attendance	22,720	22,113	607	2.7
Per capita spending	$40.13	$40.60	$(0.47)	(1.2)
Out-of-park revenues	$109,919	$110,397	$(478)	(0.4)

Net revenues	$996,232	$986,973	$9,259	0.9
Cash operating costs and expenses	640,342	646,305	(5,963)	(0.9)

Adjusted EBITDA	355,890	340,668	15,222	4.5
Depreciation and amortization	125,838	130,623	(4,785)	(3.7)
Equity-based compensation	716	576	140	24.3
Loss on impairment of goodwill and other intangibles	86,988	-	86,988	N/M
Loss on impairment/retirement of fixed assets	8,425	54,898	(46,473)	(84.7)

Operating income	$133,923	$154,571	$(20,648)	(13.4)

N/M - not meaningful

Consolidated net revenues totaled $996.2 million in 2008, increasing $9.2 million, from $987.0 million in 2007, on strong operating results during the peak months of July and August. The increase in net revenues reflects a 3%, or 607,000-visit, increase in combined attendance, partially offset by a slight decrease in out-of park revenues, including our resort hotels, and a 1% decrease in average in-park guest per capita spending. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The decrease in average in-park guest per capita spending is primarily due to a fundamental shift in the attendance mix in our southern region. During the 2008 operating season, we experienced an 8% increase in attendance in the southern region primarily due to a shift toward season-pass admissions, which have historically had a lower per-capita spending level associated with them. Offsetting some of the decrease in per capita spending in the southern region was an increase in per capita spending in our western region, while our northern region per capita spending was flat compared to 2007. Attendance in our northern region increased 3% primarily due to Canada’s Wonderland, which introduced a record breaking ride in 2008, as well as Cedar Point, Kings Island and Michigan’s Adventure all experiencing attendance growth in 2008. These gains were partially offset by lost amusement park attendance resulting from the Geauga Lake restructuring. Our western region experienced a decrease in attendance of slightly more than 1% during 2008, due to softness throughout the second half of 2008 in that region. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complimentary activities located outside of the park gates, decreased less than 1%, or $478,000.

Operating costs and expenses, excluding depreciation, amortization and other non-cash charges, decreased 1%, or $6.0 million, to $640.3 million from $646.3 million a year ago. This decrease was in large part due to lower costs resulting from the restructuring of Geauga Lake and the closure of Star Trek on September 2, 2008, as well as a continued focus on controlling cash operating costs during the season. During 2008, we recognized losses of $3.3 million on non-cash impairment charges at Geauga Lake, $5.1 million on the retirement of fixed assets across all properties, and $87.0 million on the impairment of our goodwill and other intangible assets. This compares to non-cash impairment charges at Geauga Lake of $54.9 million during 2007. The non-cash impairment charges at Geauga Lake were due to a decision made in 2007 to operate Geauga Lake exclusively as a water park beginning in 2008. We are currently marketing excess real property at Geauga Lake. Further discussion of this transaction can be found in Note 12 in the Notes to Consolidated Financial Statements.

During the fourth quarter of 2008, we recorded estimated non-cash charges of $79.9 million and $7.1 million for impairment of goodwill and trade-names, respectively, that were originally recorded when we acquired the parks in 2006. Although the acquisition continues to meet our collective operating and profitability goals, the performance of certain acquired parks has fallen below our original expectations, which when coupled with a higher cost of capital, resulted in these impairment charges. It is important to note that each of the acquired parks remains profitable, and that the goodwill and trade-name write-downs do not affect cash, EBITDA or liquidity. See Note 4 in the Notes to Consolidated Financial Statements for further discussion of these impairment charges.

In 2008, depreciation and amortization decreased $4.8 million from 2007, due primarily to lower depreciation at Geauga Lake resulting from the restructuring of that park after the 2007 season. After lower depreciation and amortization, the non-cash impairment charges and the retirement of fixed assets, operating income for 2008 was $133.9 million compared with $154.6 million in 2007, representing a 13.4% decrease.

Interest expense and other expense, net, for 2008 decreased $15.7 million to $129.2 million from $144.9 million in 2007. The decrease is due to a combination of lower interest rates on our variable-rate debt, the new interest rate swaps that were entered into during the first quarter of 2008, and a lower average balance on our revolving credit facilities during 2008 compared to 2007. A benefit for taxes of $935,000 was recorded in 2008, consisting of a benefit to account for the tax attributes of our corporate subsidiaries of $9.4 million and a provision for publicly traded partnership (PTP) taxes of $8.5 million. This compares with a total provision for taxes of $14.2 million for 2007, comprised of a $5.9 million provision on our corporate subsidiaries and an $8.3 million provision for PTP taxes.

After interest expense and provision for taxes, net income for the period totaled $5.7 million, or $0.10 per diluted limited partner unit, compared with a net loss of $4.5 million, or $0.08 per unit, a year ago.

Because we strongly emphasize cash flow generation, a meaningful measure of our operating results is adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits (for additional information regarding adjusted EBITDA and a reconciliation to net income, see Note 3 in Item 6, “Selected Financial Data,” on page 13). In 2008, adjusted EBITDA increased $15.2 million, or 5%, to $355.9 million, while our adjusted EBITDA margin improved 120 basis points (bps) to 35.7% from 34.5% in 2007. The increase in margin in 2008 was due to increased attendance, strong operating results during the peak summer months of July and August, primarily in our northern region, and continued cost controls.

2007 vs. 2006

Our 2007 results are not directly comparable to 2006 results due to the acquisition of PPI on June 30, 2006. Since material changes to our statements of operations between those years are primarily due to this acquisition, we will also discuss operating results for 2007 on a same-park basis compared to 2006. Management believes this same-park comparison is necessary to reduce the risk of reaching inaccurate conclusions about our 2007 full-year results.

The following table presents key operating and financial information for the years ended December 31, 2007 and 2006.

	All Properties (a)	Same Park Comparison (b)
	12/31/07	12/31/07	12/31/06	Increase (Decrease)
				$	%
	(Amounts in thousands except per capita spending)
Attendance	22,113	12,428	12,618	(190)	(1.5)
Per capita spending	$40.60	$39.59	$37.82	$1.77	4.7
Out-of-park revenues	$110,397	$99,363	$98,104	$1,259	1.3

Net revenues	$986,973	$584,188	$565,119	$19,069	3.4
Cash operating costs and expenses	646,305	360,052	361,513	(1,461)	(0.4)

Adjusted EBITDA	340,668	224,136	203,606	20,530	10.1
Depreciation and amortization	130,623	61,694	57,492	4,202	7.3
Equity-based compensation	576	-	-	-	-
Impairment loss on fixed assets	54,898	54,898	-	54,898	N/M

Operating income	$154,571	$107,544	$146,114	$(38,570)	(26.4)

N/M - not meaningful

(a)	Includes results for all owned and/or managed properties as of December 31, 2007.

(b)	Same park comparison includes properties owned and operated for the full periods in 2007 and 2006 and excludes the newly acquired parks and corporate costs. For same-park comparisons in previous filings, corporate costs were included as a reduction of operating income. For the current filing, comparisons made on a park-level basis exclude all corporate costs.

All Properties:

On a combined basis, including the PPI parks, consolidated net revenues totaled $987.0 million in 2007 compared to $831.4 million in 2006. Excluding depreciation and other non-cash charges, combined operating costs and expenses were $646.3 million in 2007 versus $521.1 million in 2006.

After depreciation, amortization and the $54.9 million impairment loss from the Geauga Lake restructuring, operating income for 2007, on a combined basis, was $154.6 million compared with $219.5 million in 2006.

Interest expense and other expense, net, for 2007 increased $56.7 million to $144.9 million, primarily due to a full year of interest expense on the acquisition financing compared to only six months in 2006. A provision for taxes of $14.2 million was recorded to account for the tax attributes of our corporate subsidiaries ($5.9 million) and publicly traded partnership (PTP) taxes ($8.3 million). This compares with a provision for taxes of $39.1 for 2006.

After interest expense and provision for taxes, combined net loss for 2007 totaled $4.5 million, or $0.08 per diluted limited partner unit, compared with net income of $87.5 million, or $1.59 per unit, in 2006.

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

Excluding depreciation, amortization and other non-cash charges, total cash operating costs and expenses, on a same-park basis, decreased slightly to $360.1 million in 2007 from $361.5 million in 2006. This decrease was primarily attributable to reduced cash operating costs at Geauga Lake in 2007 as a result of the restructuring, offset somewhat by higher operating costs at Knott’s Berry Farm.

For 2007, depreciation and amortization expense on a same-park basis increased $4.2 million, or 7%, due primarily to the accelerated depreciation on certain Geauga Lake assets in 2007. After higher depreciation, amortization and impairment losses, operating income for 2007 on a same-park basis decreased to $107.5 million from $146.1 million in 2006.

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

Financial Condition

With respect to both liquidity and cash flow, we ended 2008 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.8 at December 31, 2008 is the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2008 increased $33.9 million to $215.6 million compared with $181.7 million in 2007. The increase in operating cash flows between years is primarily attributable to the improved operating results of our parks, lower interest and income tax payments, and a favorable change in working capital.

Net cash from operating activities in 2007 increased $15.3 million to $181.7 million compared with $166.4 million in 2006. The increase in operating cash flows between years is primarily attributable to the improved operating results of our legacy parks, largely offset by higher cash interest payments.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our parks and resort properties. During 2008, cash used for investing activities totaled $77.1 million, compared to $78.5 million in 2007 and $1,312.9 million in 2006. Reflected in the 2008 total is $6.4 million received from CBS Corporation as final settlement of a purchase-price working capital adjustment related to the acquisition of PPI. The significant increase in cash for investing activities in 2006 was attributable to the acquisition of PPI.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations. For the 2009 operating season, we are investing approximately $62 million in capital improvements at our 17 properties, with the highlight of the 2009 program being the addition of a $22 million world-class roller coaster at Kings Island. The 2009 program will also include the addition of new roller coasters to the Carowinds and World’s of Fun parks, and a new 350,000-gallon wave pool at Valleyfair.

In addition to great new thrill rides, we are also investing in other capital improvements across our parks, including additional rides and attractions, restaurant renovations, new games, and other general improvements.

Financing Activities

Net cash utilized for financing activities totaled $127.6 million in 2008 and 2007 compared to net cash from financing activities of $1,173.3 million in 2006. The significant increase in cash from financing activities in 2006 was attributable to borrowings necessary to fund the PPI acquisition.

Capital Resources

In June 2006, and as amended in August 2006, in connection with the acquisition of the Paramount Parks, we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the Credit Agreement). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement (the Amended Agreement), reducing interest rate spreads on the term borrowings by 50 bps.

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

At December 31, 2008, we had $1,701.4 million of variable-rate term debt and $22.7 million in borrowings under the revolving credit facilities. After letters of credit, which totaled $11.2 million at December 31, 2008, we had $311.1 million of available borrowings under our revolving credit agreements. During 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our U.S. variable-rate debt to a fixed-rate of 7.6%, after taking into account the February 2007 amendment to the credit agreement. In January 2008, we entered into several additional interest rate swap agreements which effectively converted another $300.0 million of our variable-rate debt to a fixed rate of 4.7%.

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

Of our total term debt, $17.5 million is scheduled to mature in 2009. Based on interest rates in effect at year-end for variable-rate debt, we expect our aggregate average cost of debt to approximate 6.5% in 2009 and cash interest payments would approximate $115 million in 2009 versus actual cash interest paid of $120 million in 2008.

The Amended Agreement includes customary covenants to monitor operating performance, as well as liquidity ratios that govern our partnership distributions. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio. At December 31, 2009, this ratio set forth in the Amended Agreement will decrease to 4.75x debt-to-EBITDA, which if not met, will result in a suspension of our distribution. After scheduled debt amortization of $17.5 million in 2009, our EBITDA for 2009 would have to approximate $355 million to meet the Maximum Consolidated Leverage Ratio, which, in light of current economic conditions and the negative general outlook may be difficult to achieve. Given this fact, as well as the uncertain credit environment, we continue to evaluate our capital structure and review various alternatives for reducing our debt levels. We are considering a wide range of alternatives for reducing debt, including reconsidering the Partnership’s distribution policy based on our overall long-term capital structure objectives, as well as the divestiture of excess land and select assets. No decisions have yet been finalized on the distribution policy or any of the other alternatives being reviewed. Cash distributions in 2009, at the current rate of $1.92 per unit, would total approximately $105 million, essentially in line with the distributions paid in 2008.

Credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2008 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$2,069.4	$116.2	$223.2	$1,730.0	$-
Capital expenditures (2)	63.8	54.1	9.7	-	-
Lease & other obligations (3)	65.1	20.0	11.9	10.9	22.3

Total	$2,198.3	$190.3	$244.8	$1,740.9	$22.3

(1)	Represents maturities on long-term debt obligations, plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2008.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet financing arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Given the current uncertainty of the credit markets and our need to refinance our debt in the future, we are looking at a wide range of alternatives to reduce debt levels and reduce our leverage ratios. As noted above, these alternatives include reconsidering the Partnership’s distribution policy, as well as the divestiture of excess land and select assets. To the extent we are able to successfully execute on these alternatives, we believe it will have a positive impact on our leverage ratio, which in turn should benefit debt refinancing efforts. No decisions have yet been finalized on the distribution policy or any of the other alternatives being considered.

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

After considering the impact of interest rate swap agreements, at December 31, 2008, $1,563.3 million of our outstanding long-term debt represented fixed-rate debt and $160.8 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $3.4 million as of December 31, 2008.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.8 million decrease in annual operating income.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could possibly not be passed along to our guests. In particular, increases in labor, supplies, taxes, and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates which are consistent with federal and state minimum wage laws. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so over the long term. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor.

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

Reference is made to the information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2008 and 2007 are presented in the table below (in thousands, except per unit amounts):

(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2008
1st Quarter	$40,402	$(56,404)	$(43,782)	$(0.81)	$(0.81)
2nd Quarter	296,234	54,454	14,688	0.27	0.26
3rd Quarter (1)	540,322	215,252	91,549	1.66	1.65
4th Quarter (2)	119,274	(79,379)	(56,749)	(1.02)	(1.02)

	$996,232	$133,923	$5,706	$0.10	$0.10

2007
1st Quarter	$29,999	$(50,882)	$(55,124)	$(1.02)	$(1.02)
2nd Quarter	274,014	40,159	5,530	0.10	0.10
3rd Quarter (3)	567,513	184,928	54,132	1.00	0.98
4th Quarter (4)	115,447	(19,634)	(9,029)	(0.17)	(0.17)

	$986,973	$154,571	$(4,491)	$(0.08)	$(0.08)

(1)	The second quarter of 2008 included a non-cash charge of $3.3 million for impairment related to the sale of fixed assets as part of the Geauga Lake restructuring.

(2)	The fourth quarter of 2008 included non-cash charges of $79.9 million and $7.1 million for the estimated impairment of goodwill and trade–names, respectively, originally recorded when we acquired PPI in 2006.

(3)	The third quarter of 2007 included two non-cash charges totaling $70.5 million. The first item was a non-cash charge for impairment of assets relating to the Geauga Lake restructuring ($39.2 million). The second item was an increase to provision for taxes, which substantially reversed in the fourth quarter.

(4)	The fourth quarter of 2007 included an additional non-cash charge of $15.7 million for the impairment of assets relating to the Geauga Lake restructuring. This additional impairment charge reflected changes in estimates including management’s plan for the disposition of certain assets. Additionally, the fourth quarter included the substantial reversal of a non-cash charge for provision for taxes made in the third quarter, as noted above.

Note:	To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.

Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 27, 2009

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	12/31/08	12/31/07
ASSETS
Current Assets:
Cash and cash equivalents	$13,873	$5,501
Receivables	8,518	16,516
Inventories	28,591	26,884
Prepaids and other current assets	13,552	13,847

	64,534	62,748
Property and Equipment:
Land	320,200	344,688
Land improvements	315,519	317,811
Buildings	573,842	582,654
Rides and equipment	1,295,076	1,270,852
Construction in progress	28,110	33,997

	2,532,747	2,550,002
Less accumulated depreciation	(707,656)	(616,440)

	1,825,091	1,933,562
Goodwill	222,602	325,418
Other Intangibles, net	54,078	66,098
Other Assets	19,778	30,842

	$2,186,083	$2,418,668

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,450	$17,450
Accounts payable	14,627	18,566
Deferred revenue	17,590	18,844
Accrued interest	3,395	660
Accrued taxes	16,581	15,836
Accrued salaries, wages and benefits	17,822	18,276
Self-insurance reserves	20,686	21,539
Other accrued liabilities	7,088	11,537

	115,239	122,708
Deferred Tax Liability	124,269	158,304
Derivative Liability	128,214	111,826
Other Liabilities	4,950	5,277
Long-Term Debt:
Revolving credit loans	22,700	34,086
Term debt	1,683,925	1,701,375

	1,706,625	1,735,461
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	-
Limited partners, 55,076 and 54,248 units outstanding at December 31, 2008 and December 31, 2007, respectively	242,123	334,740
Accumulated other comprehensive loss	(140,626)	(54,938)

	106,786	285,092

	$2,186,083	$2,418,668

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2008	2007	2006
Net revenues:
Admissions	$566,266	$552,145	$459,475
Food, merchandise, and games	355,917	360,055	306,914
Accommodations and other	74,049	74,773	65,000

	996,232	986,973	831,389

Costs and expenses:
Cost of food, merchandise and games revenues	90,626	92,626	80,202
Operating expenses	418,550	419,053	340,264
Selling, general and administrative	131,882	135,202	100,724
Loss on impairment of goodwill and other intangibles	86,988	-	-
Loss on impairment / retirement of fixed assets	8,425	54,898	-
Depreciation and amortization	125,838	130,623	90,703

	862,309	832,402	611,893

Operating income	133,923	154,571	219,496
Interest expense	129,561	145,568	88,294
Loss on early extinguishment of debt	-	-	4,697
Other income	(409)	(735)	(59)

Income before taxes	4,771	9,738	126,564
Provision (benefit) for taxes	(935)	14,229	39,087

Net income (loss)	$5,706	$(4,491)	$87,477
Net income allocated to general partner	-	-	1

Net income (loss) allocated to limited partners	$5,706	$(4,491)	$87,476

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding - basic	54,811	54,200	53,957
Net income (loss) per limited partner unit - basic	$0.10	$(0.08)	$1.62

Weighted average limited partner units outstanding - diluted	55,446	54,200	54,872
Net income (loss) per limited partner unit - diluted	$0.10	$(0.08)	$1.59

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the years ended December 31,	2008	2007	2006
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$5,706	$(4,491)	$87,477
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	125,838	130,623	90,703
Non-cash equity-based compensation expense	716	576	75
Loss on early extinguishment of debt	-	-	4,697
Loss on impairment of goodwill and other intangibles	86,988	-	-
Loss on impairment / retirement of fixed assets	8,425	54,898	-
Amortization of debt issuance costs	7,944	8,155	2,761
Other non-cash (income) expense	(445)	3,474	725
Deferred income taxes	(17,827)	19,141	12,573
Excess tax benefit from unit-based compensation expense	(1,729)	(365)	(946)
Change in assets and liabilities, net of effects from acquisitions:
Decrease in current assets	1,674	8,068	34,467
(Increase) decrease in other assets	555	(4,017)	1,731
(Decrease) in accounts payable	(5,101)	(1,109)	(26,582)
Increase (decrease) in accrued taxes	3,725	(16,078)	10,280
Increase (decrease) in self-insurance reserves	(559)	(826)	523
Decrease in deferred revenue and other current liabilities	(2,808)	(8,881)	(46,980)
Increase (decrease) in other liabilities	2,486	(7,457)	(5,080)

Net cash from operating activities	215,588	181,711	166,424

CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	6,431	-	(1,253,461)
Capital expenditures	(83,481)	(78,522)	(59,458)

Net cash (for) investing activities	(77,050)	(78,522)	(1,312,919)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Acquisition of Paramount Parks:
Term debt borrowings	-	-	1,745,000
Payment of debt issuance costs	-	-	(27,842)
Net payments on revolving credit loans	(11,386)	(6,802)	(64,962)
Term debt payments, including early termination penalties	(17,450)	(17,450)	(379,778)
Distributions paid to partners	(105,078)	(102,690)	(100,830)
Payment of debt issuance costs	-	(2,000)	-
Exercise of limited partnership unit options	4,541	683	749
Excess tax benefit from unit-based compensation expense	1,729	365	946

Net cash from (for) financing activities	(127,644)	(127,894)	1,173,283

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,522)	3	(1,006)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	8,372	(24,702)	25,782
Balance, beginning of year	5,501	30,203	4,421

Balance, end of year	$13,873	$5,501	$30,203

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$120,340	$138,098	$90,886
Interest capitalized	1,623	1,467	1,158
Cash payments for income taxes	14,619	20,666	9,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands, except per unit amounts)

For the years ended December 31,	2008	2007	2006
Limited Partnership Units Outstanding
Beginning balance	54,248	54,092	53,797
Limited partnership unit options exercised	785	104	281
Issuance of limited partnership units as compensation	43	52	14

	55,076	54,248	54,092

Limited Partners’ Equity
Beginning balance	$334,740	$440,516	$428,943
Net income (loss)	5,706	(4,491)	87,476
Partnership distribution declared (2008 - $1.92; 2007 - $1.90; 2006 - $1.41 per limited partner unit) (1)	(105,078)	(102,690)	(76,098)
Expense recognized for limited partnership unit options	-	43	75
Limited partnership unit options exercised	4,541	683	749
Tax effect of units involved in option exercises and treasury unit transactions	1,253	(815)	(1,040)
Issuance of limited partnership units as compensation	961	1,494	411

	242,123	334,740	440,516

General Partner’s Equity
Beginning balance	-	1	1
Net income	-	-	1
Partnership distribution declared	(1)	(1)	(1)
Repurchase of 0.1% general partner interest	-	-	-

	(1)	-	1

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	12,755	(2,039)	-
Current year activity, net of tax ($10,112 in 2008, $7,602 in 2007, and $1,167 in 2006)	(18,830)	14,794	(2,039)

	(6,075)	12,755	(2,039)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(67,693)	(33,153)	-
Current year activity, net of tax ($7,689 in 2008, $174 in 2007 and $3,026 in 2006)	(66,858)	(34,540)	(33,153)

	(134,551)	(67,693)	(33,153)

	(140,626)	(54,938)	(35,192)

Total Partners’ Equity	$106,786	$285,092	$410,615

Summary of Comprehensive Income
Net income (loss)	$5,706	$(4,491)	$87,477
Other comprehensive loss	(85,688)	(19,746)	(35,192)

Total Comprehensive Income (Loss)	$(79,982)	$(24,237)	$52,285

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

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership’s general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The General Partner owns a 0.001% interest in the Partnership’s income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2008 there were 55,076,206 outstanding limited partnership units registered on The New York Stock Exchange, net of 485,777 units held in treasury. At December 31, 2007, there were 54,248,285 outstanding limited partnership units registered, net of 113,698 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership’s available cash, as defined in the Partnership Agreement.

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

Foreign Currency    The financial statements of the Partnership’s Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive loss in partners’ equity. Transaction gains and losses included in the consolidated statements of operations were not material.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $124.5 million in 2008, $129.3 million in 2007, and $90.0 million in 2006.

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

The weighted average useful lives combining both methods are approximately:

Land improvements	21 Years
Buildings	24 Years
Rides	18 Years
Equipment	9 Years

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

Goodwill    Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established through independent fair-market appraisals. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets    The Partnership’s other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with SFAS No. 142, the Partnership determined that the trade-names had indefinite lives. Pursuant to SFAS No. 142, indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually for impairment or more frequently if impairment indicators arise. The Partnership’s license and franchise agreements are amortized over the life of the agreement, generally ranging from five to twenty years.

Self-Insurance Reserves    Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2008 and 2007 the accrued reserves totaled $20.7 million and $21.5 million, respectively.

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

The Partnership accounts for the use of derivative financial instruments according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed-rate debt, designated as fair value hedges, the effective portion of the change in fair value of the derivative instrument is reported in “Other Assets” or “Derivative Liability” with a corresponding adjustment to the liability being hedged. For the ineffective portion of a derivative, the change in fair value, if any, is recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

Revenue Recognition    Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park’s operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $55.4 million in 2008, $54.5 million in 2007 and $41.4 million in 2006. Certain costs incurred through year-end for the following year’s advertising programs are included in prepaid expenses.

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

The Partnership’s corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership’s total provision for taxes also includes an amount for the publicly traded partnership (PTP) taxes owed (see Note 9).

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2008	2007	2006
(In thousands except per unit amounts)
Basic weighted average units outstanding	54,811	54,200	53,957
Effect of dilutive units:
Unit options (Note 7)	287	-	743
Phantom units (Note 7)	348	-	171

Diluted weighted average units outstanding	55,446	54,200	54,872

Net income (loss) per unit - basic	$0.10	$(0.08)	$1.62

Net income (loss) per unit - diluted	$0.10	$(0.08)	$1.59

Weighted average unit options of 300,000, 853,000, and 30,950 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2008, 2007, and 2006, respectively.

New Accounting Pronouncements

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Partnership begins with its 2009 fiscal year, with early application encouraged. The Partnership expects that SFAS No. 161 will not have a material impact on its consolidated financial statements.

FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” – In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162

identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

(3) Acquisition:

On June 30, 2006, the Partnership completed the acquisition of all of the outstanding shares of capital stock of Paramount Parks, Inc. (“PPI”) from a subsidiary of CBS Corporation in a cash transaction valued at an aggregate cash purchase price of $1.24 billion, prior to direct acquisition costs and certain adjustments per the purchase agreement related to working capital. Upon closing of the transaction, the Partnership acquired, indirectly through Magnum Management Corporation, its wholly owned subsidiary, the following amusement parks: Canada’s Wonderland near Toronto, Canada; Kings Island near Cincinnati, Ohio; Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Great America located in Santa Clara, California. The Partnership also acquired Star Trek: The Experience, an interactive adventure located in Las Vegas, which subsequently closed in September 2008, and a management contract for Gilroy Gardens Family Theme Park in Gilroy, California.

The PPI results of operations since June 30, 2006 are included in the accompanying consolidated financial statements. The acquisition was accounted for as a purchase, and accordingly the purchase price was allocated to assets and liabilities acquired based upon their estimated fair values at the date of acquisition.

(4) Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2008 and determined the goodwill was not impaired. Goodwill and trade-names related to the PPI acquisition in 2006 (see Note 3) is annually tested for impairment as of April 1st. The Partnership completed this review during the second quarter in 2008 and determined that such goodwill and trade-names were not impaired at that time.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have material impact on the Partnership’s consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Partnership estimates fair value using both an income (discounted cash flows) and market approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The results of the income and market approaches were weighted equally to arrive at a final calculation of fair value.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

A relief-from-royalty model is used to determine whether the fair value of trade-names exceed their carrying amounts. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.

At the end of the fourth quarter of 2008, due to present uncertainty surrounding the economy and stock price volatility generally, and volatility in the Partnership’s unit price in particular, the Partnership concluded a triggering event had occurred indicating potential impairment and performed an impairment test of goodwill and other indefinite-lived intangible assets.

At December 31, 2008 substantially all of the Partnership’s goodwill and trade-name assets relate to the acquisition of the five parks in 2006. As part of the process for performing the step one impairment test of goodwill, the Partnership estimated the fair value of all of its reporting units utilizing the income and market approaches described above to derive an enterprise value of the Partnership, which was reconciled to its overall estimated market capitalization. The estimated market capitalization considers recent trends in the Partnership’s market capitalization and an expected control premium, based on comparable transaction history. After performing a preliminary goodwill and trade-names impairment test as of December 31, 2008, the Partnership estimated that $79.9 million of goodwill and $7.1 million of trade-names were impaired as the carrying values of goodwill and trade-names for certain PPI parks exceeded their fair values. This impairment was driven mainly by an increase in the Partnership’s cost of capital in the fourth quarter of 2008 and lower projected growth rates for certain parks. The preliminary estimate of the goodwill impairment charge will be refined in the first quarter of 2009 after valuation (step 2) procedures have been completed.

A summary of changes in the Partnership’s carrying value of goodwill, including the estimated non-cash charge, is as follows:

(In thousands)
Balance at December 31, 2006	$314,057
Translation	16,726
Purchase accounting and other adjustments	(5,365)

Balance at December 31, 2007	325,418
Translation	(22,464)
Purchase accounting and other adjustments	(484)
Non-cash impairment charge	(79,868)

Balance at December 31, 2008	$222,602

The partnership expects approximately $132 million of goodwill from the PPI amusement parks to be deductible for tax purposes. The Partnership’s other intangible assets consisted of the following at December 31, 2008 and 2007:

December 31, 2008 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	-	$43,670	$-	$43,670
License / franchise agreements	10.2 years	13,750	3,442	10,308
Non-compete agreements	5.0 years	200	100	100

Total other intangible assets	10.1 years	$57,620	$3,542	$54,078

December 31, 2007 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	-	$54,257	$-	$54,257
License / franchise agreements	10.0 years	14,047	2,346	11,701
Non-compete agreements	5.0 years	200	60	140

Total other intangible assets	9.9 years	$68,504	$2,406	$66,098

Amortization expense of other intangible assets for 2008, 2007, and 2006 was $1,363,000, $1,370,000, and $703,000, respectively. Amortization expense of other intangible assets at December 31, 2008, is expected to total $1.4 million from 2009 through 2011 and $1.3 million in 2012 and 2013.

(5) Long-Term Debt:

Long-term debt at December 31, 2008 and 2007 consisted of the following:

(In thousands)	2008	2007
Revolving credit loans	$22,700	$34,086
Term debt (1)
June 2006 U.S. term loan averaging 2.46% and 6.85% at 2008 and 2007 (due 2007-2012)	1,438,125	1,452,875
June 2006 Canadian term loan averaging 2.46% and 6.85% at 2008 and 2007 (due 2007-2012)	263,250	265,950

	1,724,075	1,752,911
Less current portion	17,450	17,450

	$1,706,625	$1,735,461

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on our variable-rate term debt (see Note 6).

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI, the Partnership entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). On February 15, 2007 the Partnership amended the Credit Agreement reducing interest rate spreads on term borrowings under the agreement by 50 basis points (bps) and extending the maturity of the Canadian term loan six months. The facilities provided under the Amended Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Revolving Credit Loans    Under the amended Credit Agreement the Partnership has available a $310.0 million U.S. revolving loan commitment and a $35.0 million Canadian revolving loan commitment through August 30, 2011. The amended Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of December 31, 2008, borrowings under such credit facilities were $22.7 million at an effective rate of 3.6% and standby letters of credit totaled $11.2 million. After letters of credit, the Partnership has $311.1 million of available borrowings under its credit facilities. The maximum outstanding revolving credit balance during 2008 was $191.5 million under the credit facilities.

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

Term Debt    The credit facilities provided under the amended Credit Agreement also include a $1,438.1 million U.S. term loan and a $263.3 million U.S. dollar denominated Canadian term loan as of December 31, 2008. All term debt bears interest at either a rate based on LIBOR plus 200 bps or a rate based on the prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012, and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012, and amortizes at a rate of $2.7 million per year.

At December 31, 2008, the scheduled annual maturities of term debt were as follows (in thousands):

2009	$17,450
2010	17,450
2011	17,450
2012	1,649,025

$1,701,375

The fair value of our term debt at December 31, 2008, was approximately $1,439.3 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of our term debt at December 31, 2007, was approximately $1,646.2 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and average maturities at December 31, 2007. The Partnership may prepay some or all of its debt without premium or penalty at any time.

The Partnership’s policy is to capitalize interest on major construction projects. Interest of $1.6 million, $1.5 million and $1.2 million was capitalized in 2008, 2007 and 2006, respectively.

Covenants    Under the terms of the amended Credit Agreement, the Partnership, among other restrictions, is required to remain below a specified level of leverage, and above a minimum fixed charge coverage ratio. It is also required to comply with certain distribution coverage ratios. The Partnership was in compliance with all covenants as of December 31, 2008.

(6) Derivative Financial Instruments:

In 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6% after the February 2007 amendment to the Credit Agreement. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. In January 2008, the Partnership entered into three interest rate swap agreements which effectively converted an additional $300 million of its variable-rate debt to a fixed-rate of 4.7%. Cash flows related to these rate swap agreements are being included in interest expense over the term of the swap agreements, which are set to expire in July 2009. The Partnership has designated the 2006 and 2008 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2008 and 2007, which were obtained from broker quotes, was recorded as a liability of $114.9 million and $61.8 million, respectively, in “Derivative Liability” on the consolidated balance sheet. No ineffectiveness was recorded in any year presented.

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

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $13.3 million at December 31, 2008 and $50.1 million at December 31, 2007, which was recorded in “Derivative Liability” on the consolidated balance sheet. No ineffectiveness was recorded in any year presented.

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

Equity-Based Incentive Plans    In August 2000, the Partnership’s unitholders approved the establishment of an Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. Grants were made by the Compensation Committee through December 31, 2008. Following the adoption of the 2008 Omnibus Incentive Plan (Omnibus Plan), the Board prohibited any further grants under the Equity Incentive Plan. The Omnibus Plan was approved by the Partnership’s unitholders in May of 2008 and superseded and replaced the following incentive compensation plans: our Amended and Restated Senior Management Long-Term Incentive Compensation Plan, our Amended and Restated 2000 Equity Incentive Plan, and our Amended and Restated 2000 Senior Executive Management Incentive Plan. The Omnibus Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board. Under the Omnibus Plan, the Compensation Committee of the Board may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

Unit Options    Options are issued with an exercise price no less than the market price of the Partnership’s units on the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2008, the Partnership had 137,500 variable-price options and 371,150 fixed-price options outstanding under the Equity Incentive Plan. There were no unit options granted in 2008, 2007 or 2006.

Approximately $0, $43,000 and $75,000 in non-cash compensation expense related to unit options was recognized in 2008, 2007 and 2006, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

A summary of unit option activity in 2008 is presented below:

	2008
	Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,324,760	$11.42
Granted	-	-
Exercised	(810,560)	6.23
Forfeited	(5,550)	25.03

Outstanding, end of year	508,650	$18.15

Options exercisable, end of year	501,350	$18.05

Cash received from unit option exercises totaled $4,541,000 in 2008, $683,000 in 2007, and $749,000 in 2006.

The following table summarizes information about vested unit options outstanding at December 31, 2008:

Vested Options Outstanding
Type	Range of Exercise Prices	Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Variable	$3.58 - $ 19.15	137,500	1.3 years	$4.90
Fixed	$17.85 - $ 28.45	371,150	3.0 years	23.06

Outstanding at year-end	$3.58 - $ 28.45	508,650	2.5 years	$18.15

Aggregate intrinsic value		$-

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $13.1 million, $2.2 million, and $6.8 million, respectively.

A summary of the status of the Partnership’s nonvested unit options at December 31, 2008 is presented below:

	Unit Options	Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	5,825	$3.80
Granted	-	-
Vested	(5,125)	3.77
Forfeited	(700)	4.02

Nonvested, end of year	-	$-

As of December 31, 2008, unrecognized compensation cost related to unit options totaled $0. The total fair value of units vested during 2008 was approximately $19,300.

Senior Management Long-Term Incentive Compensation    In 2002, the Partnership established a long-term incentive compensation plan for senior management, under which annual awards of “phantom units” are made based upon the Partnership’s operating performance. The awards accrue additional “phantom units” on the date of each quarterly distribution paid by the Partnership, calculated at the NYSE closing price on that date. Awards vest over a four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as half of the awards are expected to be settled in limited partnership units. Approximately $0.5 million, $0.9 million and $2.3 million in compensation expense related to “phantom units” was recognized in 2008, 2007 and 2006, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations. Following the May 2008 adoption of the Omnibus Plan, the Board prohibited any further grants under the Senior Management Long-Term Incentive Compensation Plan.

During 2008, 124,231 “phantom units” were awarded at a grant price of $22.12 per unit. At year-end, the Partnership had 363,576 phantom units outstanding, 295,852 of which were vested, at a price of $12.53 per unit. The aggregate market value of the “phantom units” vested at year-end, which has been reflected on the balance sheet in “Other liabilities,” was $3.7 million in 2008 and $4.8 million in 2007. At December 31, 2008, unamortized compensation related to unvested phantom unit awards totaled approximately $848,000, which is expected to be amortized over a weighted average period of 2.6 years.

2008 Omnibus Incentive Compensation Plan (Omnibus Plan)    In 2008, the Partnership established a long-term incentive compensation plan for certain executives and other key employees, under which the Compensation Committee of the Board may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

During 2008, 83,427 “performance units” were awarded at a grant price of $23.17 per unit, all of which remain outstanding at year-end at a price of $12.53 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a multi-year period. The awards vest in the fourth and fifth year after grant, assuming targets are achieved, and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “performance units” has been appropriately excluded from the diluted earnings per unit calculation, as not all performance conditions have been met as of year-end. The estimated aggregate market value of the “performance units” contingently issuable at year-end, which has been reflected on the balance sheet in “Other liabilities,” was approximately $188,000 in 2008. In 2008, approximately $188,000 in compensation expense related to “performance units” was recognized and is included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations. At December 31, 2008, unamortized compensation related to unvested “performance unit” awards totaled approximately $810,000, which is expected to be amortized over a weighted average period of 4.0 years.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2009, based on estimates of option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $3,721,000 in 2008, $4,006,000 in 2007 and $3,411,000 in 2006. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1,635,000 in 2008, $1,795,000 in 2007 and $1,489,000 in 2006.

In addition, approximately 118 employees are covered by union-sponsored, multi-employer pension plans for which approximately $837,000, $1,032,000 and $767,000 were contributed for the years ended December 31, 2008, 2007, and 2006, respectively. The Partnership believes that, as of December 31, 2008, it would have no withdrawal liability as defined by the Multi-employer Pension Plan Amendments Act of 1980.

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

The Partnership’s 2008 tax benefit totaled $935,000, which consisted of an $8.5 million provision for the PTP tax and a $9.4 million benefit for income taxes. This compares to the Partnership’s 2007 tax provision of $14.2 million, which consisted of $8.3 million for the PTP tax and $5.9 million for income taxes, and 2006 tax provision of $39.1 million, which consisted of $7.9 million for the PTP tax and $31.2 million for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2008	2007	2006
Domestic	$(16,979)	$705	$102,717
Foreign	21,750	9,033	23,847

	$4,771	$9,738	$126,564

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2008	2007	2006
Income taxes:
Current federal	$995	$(19,158)	$6,924
Current state and local	171	(417)	2,197
Current foreign	7,269	6,355	9,470

Total current	$8,435	$(13,220)	$18,591

Deferred federal, state and local	(17,107)	24,637	13,204
Deferred foreign	(720)	(5,496)	(631)

Total deferred	(17,827)	19,141	12,573

	$(9,392)	$5,921	$31,164

The provision for income taxes for the Partnership’s corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership’s income before provision for income taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2008	2007	2006
Income tax expense based on the U.S. federal statutory tax rate	$1,670	$3,408	$44,297
Partnership (income) loss not deductible (includible) in corporate income	(20,649)	2,586	(20,921)
State and local taxes, net of federal income tax benefit	(1,907)	759	4,560
Valuation allowance	9,333	3,405	2,895
Impairment of nondeductible goodwill	6,613	-	-
Adjustment of deferred state tax rates	(1,548)	1,343	-
Benefit of reduced statutory foreign tax rates	-	(5,429)	-
Tax credits	(833)	(417)	(308)
Nondeductible expenses and other	(2,071)	266	641

	$(9,392)	$5,921	$31,164

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax assets:
Options and deferred compensation	$6,005	$10,585
Accrued expenses	4,261	5,719
Foreign tax credits	24,052	9,693
Tax attribute carryforwards	19,481	7,353
Derivatives and foreign currency translation	17,495	-
Intangibles	9,538	-
Other, net	1,320	2,633

Deferred tax assets	82,152	35,983
Valuation allowance	(15,634)	(6,300)

Net deferred tax assets	66,518	29,683

Deferred tax liabilities:
Property	(182,881)	(160,992)
Intangibles	-	(15,737)
Derivatives and foreign currency translation	-	(5,438)

Deferred tax liabilities	(182,881)	(182,167)

Net deferred tax liability	$(116,363)	$(152,484)

As of December 31, 2008, the Partnership has $24.1 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. A $15.6 million valuation allowance has been recorded, $6.3 million in prior years and $9.3 million in the current year, to reflect uncertainties regarding the use of these foreign tax credits before they begin expiring in 2016. The valuation allowance is based on estimates of taxable income from the foreign jurisdictions in which it operates and the period over which its deferred tax assets will be realized.

Additionally, as of December 31, 2008, the Partnership has $19.5 million of tax attribute carryforwards consisting of general business credits ($4.1 million), alternative minimum tax credits ($0.8 million) and the tax effect of federal and state net operating loss carryforwards ($10.1 million and $4.5 million, respectively). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The federal and state net operating loss carryforwards will begin to expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2007, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($5.4 million benefit). As of December 31, 2008 and December 31, 2007, the Partnership adjusted its deferred tax assets and liabilities to reflect the effective U.S. state and local tax rates expected to apply to taxable income in the period when the associated deferred tax assets and liabilities are settled or realized ($1.5 million benefit and $1.3 million provision, respectively).

The net current and non-current components of deferred taxes recognized as of December 31, 2008 and 2007 in the consolidated balance sheets are as follows:

(In thousands)	2008	2007
Net current deferred tax asset	$7,906	$5,820
Net non-current deferred tax liability	(124,269)	(158,304)

Net deferred tax liability	$(116,363)	$(152,484)

The net current deferred tax asset amounts are included in “Prepaids and other current assets,” and the net non-current deferred tax liability amounts are reported as “Deferred Tax Liability” in the accompanying consolidated balance sheets.

As of December 31, 2008, the Partnership has recorded deferred tax assets of $17.5 million to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership, which applied the provisions of FIN 48 on January 1, 2007, has no unrecognized income tax benefits. Further, the Partnership has no tax positions for which it estimates a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. The tax returns of the Partnership and its corporate subsidiaries have been examined through December 2003 and March 1999, respectively. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2005.

(10) Operating Lease Commitments and Contingencies:

The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$6,712
2010	6,141
2011	5,776
2012	5,490
2013	5,403
Thereafter	22,300

$51,822

Lease expense, which includes short-term rentals for equipment and machinery, for 2008, 2007, and 2006 totaled $10,117,000, $10,320,000 and $7,627,000, respectively.

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(11) Fair Value Measurements:

The Partnership adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Partnership did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.

In February 2008, the FASB issued two Staff Positions (FSPs) on SFAS No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Partnership is applying the deferral guidance of FSP 157-2, and accordingly, has not applied the non-recurring disclosure to nonfinancial assets or nonfinancial liabilities valued at fair value on a non-recurring basis.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The table below presents the balances of liabilities measured at fair value as of December 31, 2008 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$114,901	$-	$114,901	$-
Cross-currency swap agreements	13,313	-	13,313	-

Total (1)	$128,214	$-	$128,214	$-

(1)	Included in “Derivative Liability” on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment reducing the derivative liabilities by approximately $5.5 million as of December 31, 2008. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2008.

(12) Geauga Lake and Wildwater Kingdom Restructuring:

On September 21, 2007, the Board of Directors of Cedar Fair, L.P. announced that Geauga Lake & Wildwater Kingdom, its combined water park/amusement park located in Aurora, Ohio, would be operated exclusively as a water park beginning with the 2008 season.

In connection with this restructuring, the Partnership incurred losses associated with non-cash charges for impairment of fixed assets totaling $3.3 million in 2008 and $54.9 million in 2007. Land and buildings, with aggregate net book value totaling approximately $23.9 million at December 31, 2008, are being held for sale and / or for development and are classified as “Property and Equipment,” on the accompanying balance sheet.

Additionally, employee costs of $240,000 related to severance and benefits and inventory costs of $544,000 related to obsolescence, were recorded during 2007.

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

The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s chief executive officer and chief financial officer, as of December 31, 2008. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of December 31, 2008, the Partnership’s disclosure controls and procedures were effective in timely alerting them to information required to be included in the Partnership’s periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership’s internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner’s board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report, on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.

Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Partnership and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 31 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be held on or about May 14, 2009 (the “Proxy Statement”) under the captions “Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption “Supplemental Item. Executive Officers of Cedar Fair” in Item I of Part I and is incorporated herein by reference.

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 16, 2008, stating that the Partnership was in compliance with the NYSE’s Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2008.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,263,023	$18.15	2,446,828
Equity compensation plans not approved by unitholders	-	-	-
Total	1,263,023	$18.15	2,446,828

Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for additional information regarding the Partnership’s equity incentive plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Board of Directors,” and “Board Committees.”

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

A. 2. Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description
2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 23, 2004.

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.

2.3	Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-9444) filed March 23, 2004.

4*	Form of Deposit Agreement.

10.1	Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

Exhibit Number	Description
10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.5	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.6	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.

10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2007.

10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.

10.11	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.

10.12	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2008.

10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement.

10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement.

21	Subsidiaries of Cedar Fair, L.P.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Registration Statement on Form S-1 of Cedar Fair, L.P., Registration No. 1-9444, filed April 23, 1987.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED: March 2, 2009	By:	Cedar Fair Management, Inc.
General Partner

/S/ Richard L. Kinzel
Richard L. Kinzel
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Richard L. Kinzel Richard L. Kinzel	Chairman, President and Chief Executive Officer, Director	March 2, 2009

/S/ Peter J. Crage Peter J. Crage	Corporate Vice President - Finance (Principal Financial Officer)	March 2, 2009

/S/ Brian C. Witherow Brian C. Witherow	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2009

/S/ Darrel D. Anderson Darrel D. Anderson	Director	March 2, 2009

/S/ Richard S. Ferreira Richard S. Ferreira	Director	March 2, 2009

/S/ Michael D. Kwiatkowski Michael D. Kwiatkowski	Director	March 2, 2009

/S/ David L. Paradeau David L. Paradeau	Director	March 2, 2009

/S/ Steven H. Tishman Steven H. Tishman	Director	March 2, 2009

/S/ C. Thomas Harvie C. Thomas Harvie	Director	March 2, 2009

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2008

EXHIBIT INDEX

Exhibit Number	Description	Page
2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 23, 2004.	*

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.	*

2.3	Amendment No, 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.	*

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-09444) filed March 23, 2004.	*

4*	Form of Deposit Agreement.	*

10.1	Cedar Fair, L.P. Amended and Restated Executive Change of Control Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.5	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.6	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.	*

10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page

10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.	*

10.11	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.	*

10.12	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2008.	*

10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement.	56-58

10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement.	59-61

21	Subsidiaries of Cedar Fair, L.P.	62

23	Consent of Independent Registered Public Accounting Firm	63

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66