Form 10-Q
period 2009-03-29
CEDAR FAIR L P
filed 2009-05-08
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of May 1, 2009
Units Representing	55,190,761
Limited Partner Interests

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	3/29/09	12/31/08
ASSETS
Current Assets:
Cash and cash equivalents	$7,906	$13,873
Receivables	5,506	8,518
Inventories	37,489	28,591
Prepaids and other current assets	44,484	13,552

	95,385	64,534

Property and Equipment:
Land	318,972	320,200
Land improvements	315,844	315,519
Buildings	572,712	573,842
Rides and equipment	1,295,559	1,295,076
Construction in progress	45,274	28,110

	2,548,361	2,532,747
Less accumulated depreciation	(708,695)	(707,656)

	1,839,666	1,825,091

Goodwill	221,399	222,602
Other Intangibles, net	53,560	54,078
Other Assets	18,281	19,778

	$2,228,291	$2,186,083

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,317	$17,450
Accounts payable	22,361	14,627
Deferred revenue	30,146	17,590
Accrued interest	9,471	3,395
Accrued taxes	10,778	16,581
Accrued salaries, wages and benefits	13,362	17,822
Self-insurance reserves	19,717	20,686
Other accrued liabilities	4,148	7,088

	127,300	115,239

Deferred Tax Liability	126,404	124,269

Derivative Liability	117,885	128,214

Other Liabilities	4,460	4,950

Long-Term Debt:
Revolving credit loans	148,700	22,700
Term debt	1,671,058	1,683,925

	1,819,758	1,706,625

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(2)	(1)
Limited partners, 55,191 and 55,076 units outstanding at March 29, 2009 and December 31, 2008, respectively	162,229	242,123
Accumulated other comprehensive loss	(135,033)	(140,626)

	32,484	106,786

	$2,228,291	$2,186,083

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/29/09	3/30/08	3/29/09	3/30/08
Net revenues:
Admissions	$10,323	$17,599	$558,990	$558,412
Food, merchandise and games	11,453	17,696	349,674	363,778
Accommodations and other	4,690	5,107	73,632	75,186

	26,466	40,402	982,296	997,376

Costs and expenses:
Cost of food, merchandise and games revenues	3,852	5,406	89,072	93,642
Operating expenses	61,080	68,285	411,345	429,315
Selling, general and administrative	13,564	16,932	128,514	138,065
Loss on impairment of goodwill and other intangibles	—	—	86,988	—
Loss on impairment / retirement of fixed assets	30	—	8,455	54,898
Depreciation and amortization	4,214	6,183	123,869	132,488

	82,740	96,806	848,243	848,408

Operating income (loss)	(56,274)	(56,404)	134,053	148,968
Interest expense	28,902	32,801	125,662	144,883
Other (income) expense	(28)	(615)	178	(1,470)

Income (loss) before taxes	(85,148)	(88,590)	8,213	5,555
Provision (credit) for taxes	(31,867)	(44,808)	12,006	(1,296)

Net income (loss)	(53,281)	(43,782)	(3,793)	6,851
Net income (loss) allocated to general partner	(1)	—	—	1

Net income (loss) allocated to limited partners	$(53,280)	$(43,782)	$(3,793)	$6,850

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,127	54,330	55,054	54,248
Net income (loss) per limited partner unit	$(0.97)	$(0.81)	$(0.07)	$0.13

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,127	54,330	55,054	55,088
Net income (loss) per limited partner unit	$(0.97)	$(0.81)	$(0.07)	$0.12

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 29, 2009

(In thousands, except per unit amounts)

Three Months Ended 03/29/09

Limited Partnership Units Outstanding
Beginning balance	55,076
Limited partnership unit options exercised	7
Issuance of limited partnership units as compensation	108

55,191

Limited Partners’ Equity
Beginning balance	$242,123
Net loss	(53,280)
Partnership distribution declared ($0.48 per limited partnership unit)	(26,462)
Expense recognized for limited partnership unit options	(17)
Limited partnership unit options exercised	—
Tax effect of units involved in option exercises and treasury unit transactions	(1,299)
Issuance of limited partnership units as compensation	1,164

162,229

General Partner’s Equity
Beginning balance	(1)
Net loss	(1)

(2)

Special L.P. Interests	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	(6,075)
Current period activity, net of tax $494	(421)

(6,496)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(134,551)
Current period activity, net of tax ($1,645)	6,014

(128,537)

(135,033)

Total Partners’ Equity	$32,484

Summary of Comprehensive Income (Loss)
Net loss	$(53,281)
Other comprehensive income	5,593

Total Comprehensive Income (Loss)	$(47,688)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Twelve months ended
	3/29/09	3/30/08	3/29/09	3/30/08
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(53,281)	$(43,782)	$(3,793)	$6,851
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	5,818	8,261	130,640	140,194
Loss on impairment of goodwill and other intangibles	—	—	86,988	—
Loss on impairment / retirement of fixed assets	30	—	8,455	54,898
Excess tax benefit from unit-based compensation expense	—	(53)	—	(119)
Net change in working capital	(21,716)	(15,335)	(10,857)	(18,082)
Net change in other assets/liabilities	(461)	(2,058)	(12,414)	9,525

Net cash (for) from operating activities	(69,610)	(52,967)	199,019	193,267

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	6,431	—	6,431
Capital expenditures	(22,862)	(25,309)	(81,380)	(81,882)

Net cash (for) investing activities	(22,862)	(18,878)	(81,380)	(75,451)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	126,000	103,705	10,909	(9,359)
Term debt payments, including early termination penalties	(13,000)	—	(30,450)	(17,450)
Distributions paid to partners	(26,462)	(25,813)	(105,727)	(103,071)
Exercise of limited partnership unit options	—	454	4,082	1,125
Excess tax benefit from unit-based compensation expense	—	53	—	119

Net cash from (for) financing activities	86,538	78,399	(121,186)	(128,636)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	(1)	(601)	3

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(5,967)	6,553	(4,148)	(10,817)
Balance, beginning of period	13,873	5,501	12,054	22,871

Balance, end of period	$7,906	$12,054	$7,906	$12,054

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$21,470	$21,869	$119,681	$137,096
Interest capitalized	563	465	1,721	1,534
Cash payments for income taxes	1,557	1,707	14,610	21,548

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 29, 2009 AND MARCH 30, 2008

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 29, 2009 and March 30, 2008 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 29, 2009 include actual 2008 peak season operating results, they may not be indicative of 2009 full calendar year operations. Additionally, the fiscal twelve-month period ended March 29, 2009 includes one less week compared to the fiscal twelve-month period ended March 30, 2008.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 29, 2009 and March 30, 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, which were included in the Form 10-K filed on March 2, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:

The Partnership owns and operates eleven amusement parks, six separately gated outdoor water parks, one indoor water park and five hotels. In order to more efficiently manage its properties, management has created regional designations for the parks. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western region parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; California’s Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. Star Trek: The Experience (Star Trek), an interactive adventure in Las Vegas, was included in the western region until its closure on September 2, 2008. The results of operations of Star Trek are not material to the consolidated financial statements. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

(3) Derivative Financial Instruments:

On January 1, 2009, the Partnership adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” The adoption of SFAS No. 161 had no impact on the Partnership’s condensed consolidated financial statements and only required additional financial statement disclosures. The Partnership has applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.

During 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6%. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2012. In January 2008, the Partnership entered into three interest rate swap agreements which effectively converted an additional $300 million of its variable-rate debt to a fixed-rate of 4.7%. Cash flows related to these rate swap agreements will be included in interest expense over the term of the swap agreements, which are set to expire in July 2009. The Partnership has designated the 2006 and 2008 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at March 29, 2009 was recorded as a liability of $111.9 million in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

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

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively converted the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $5.9 million at March 29, 2009, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of March 29, 2009
Derivatives designated as hedging instruments under SFAS No. 133:

Interest rate swaps	Derivative Liability	$111,942
Cross-currency swaps	Derivative Liability	5,943

Total derivatives designated as hedging instruments under SFAS No. 133		$117,885

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate swaps	N/A	N/A
Cross-currency swaps	N/A	N/A

Total Derivatives		$117,885

Effects of Derivative Instruments on Income and Other Comprehensive Income

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Three months ended March 29, 2009	Three months ended March 29, 2009		Three months ended March 29, 2009
Interest rate swaps	$2,959	Interest Expense	$(13,514)	None
Cross currency swaps	7,370	Interest Expense	(932)	None

Total	$10,329		$(14,446)

(4) Contingencies:

The Partnership is a party to a number of lawsuits and other dispute proceedings arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	03/29/09	03/30/08	03/29/09	03/30/08
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,127	54,330	55,054	54,248
Effect of dilutive units:
Unit options	—	—	—	617
Phantom units	—	—	—	223

Diluted weighted average units outstanding	55,127	54,330	55,054	55,088

Net income (loss) per unit - basic	$(0.97)	$(0.81)	$(0.07)	$0.13

Net income (loss) per unit - diluted	$(0.97)	$(0.81)	$(0.07)	$0.12

The effect of unit options on the three months and twelve months ended March 29, 2009, had they not been antidilutive, would have been 474,000 and 746,000 units, respectively. The effect of unit options on the three months and twelve months ended March 30, 2008, had they not been antidilutive, would have been 829,000 and 49,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2008 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006, as further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2008, as included in the Form 10-K filed on March 2, 2009, is annually tested for impairment as of April 1st.

At the end of the fourth quarter of 2008, due to uncertainty surrounding the economy and stock price volatility generally, and volatility in the Partnership’s unit price in particular, the Partnership concluded a triggering event had occurred indicating potential impairment and performed an impairment test of goodwill and other indefinite-lived intangible assets. After performing a preliminary goodwill and trade-names impairment test as of December 31, 2008, the Partnership estimated that $79.9 million of goodwill and $7.1 million of trade-names were impaired as the carrying values of goodwill and trade-names for certain PPI parks exceeded their fair values. This impairment was driven mainly by an increase in the Partnership’s cost of capital in the fourth quarter of 2008 and lower projected growth rates for certain parks. During the first quarter of 2009, the Company finalized its step-2 testing for the estimated goodwill impairment charge, resulting in no additional impairment charge in the period.

A summary of changes in the Partnership’s carrying value of goodwill for the quarter is as follows:

(In thousands)
Balance at December 31, 2008	$222,602
Translation	(1,203)
Purchase accounting and other adjustments	—

Balance at March 29, 2009	$221,399

At March 29, 2009, the Partnership’s other intangible assets consisted of the following:

March 29, 2009 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$43,500	$—	$43,500
License / franchise agreements	13,744	3,774	9,970
Non-compete agreements	200	110	90

Total other intangible assets	$57,444	$3,884	$53,560

Amortization expense of other intangible assets for both the three months ended March 29, 2009 and March 30, 2008 was $341,000. The estimated amortization expense for the remainder of 2009 is $1.0 million. Estimated amortization expense is expected to total $1.4 million from 2010 through 2011 and $1.3 million in 2012 and 2013.

(7) Income and Partnership Taxes:

Under FAS No. 109, “Accounting for Income Taxes,” income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2009, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carryforwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(8) Fair Value Measurements:

The Partnership adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principles (GAAP), certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Partnership did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.

In February 2008, the FASB issued two Staff Positions (FSPs) on SFAS No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes

of Lease Classification or Measurement Under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of SFAS No. 157. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The application of FSP 157-2 had no effect on the Partnership’s consolidated financial statements.

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

The table below presents the balances of liabilities measured at fair value as of March 29, 2009 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$111,942	$—	$111,942	$—
Cross-currency swap agreements	5,943	—	5,943	—

Total (1)	$117,885	$—	$117,885	$—

(1) Included in “Derivative Liability” on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment reducing the derivative liabilities by approximately $2.0 million as of March 29, 2009. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at March 29, 2009.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California and Star Trek, an interactive adventure in Las Vegas, which closed to the public on September 2, 2008, after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek are not material to the consolidated financial statements.

Critical Accounting Policies:

This management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results and involve a higher degree of judgment and complexity.

Accounting for Business Combinations - Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions at the reporting unit, or park level, are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.

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

Impairment of Long-Lived Assets - The carrying values of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the assets, including disposition, are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level (park level) for which identifiable, independent cash flows are available.

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

Long-lived Intangible Assets - Goodwill and indefinite-lived trade-names are reviewed for impairment annually or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. Goodwill and trade-names related to the PPI acquisition in 2006 are annually tested for impairment as of April 1st.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a decline in expected future cash flows; a sustained decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have an impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

An impairment loss may be recognized if the carrying value of the reporting unit is higher than its fair value, which is estimated using both an income (discounted cash flow) and market approach as required by GAAP. See Note 4 to the Consolidated Financial Statements for the year ended December 31, 2008, as included in the Form 10-K filed on March 2, 2009, for a more detailed discussion of these approaches. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

After performing a preliminary goodwill and trade-names impairment test as of December 31, 2008, we recognized $79.9 million of estimated goodwill impairment and $7.1 million of trade-names impairment, as the carrying values of goodwill and trade-names for certain parks acquired in 2006 exceeded their fair values. This impairment was driven mainly by an increase in our cost of capital in the fourth quarter of 2008 and lower projected growth rates for certain parks. During the first quarter of 2009, we finalized our step-2 testing, and concluded that no adjustment was needed to be made to the amount of goodwill impairment recorded during the fourth quarter of 2008.

It is possible that our assumptions about future performance, as well as the economic outlook, and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that could have a material effect on our financial position and results of operations, in future periods.

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

Derivative Financial Instruments - Derivative financial instruments are only used within our overall risk management program to manage certain interest rate and foreign currency risks from time to time. We do not use derivative financial instruments for trading purposes.

The use of derivative financial instruments is accounted for according to FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures.

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

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three and twelve-month periods ended March 29, 2009 and March 30, 2008.

	Three months ended		Twelve months ended
	3/29/09 (13 weeks)	3/30/08 (13 weeks)	3/29/09 (52 weeks)	3/30/08 (53 weeks)
	(In thousands )
Net income (loss)	$(53,281)	$(43,782)	$(3,793)	$6,851
Provision (benefit) for taxes	(31,867)	(44,808)	12,006	(1,296)
Interest expense	28,902	32,801	125,662	144,883
Depreciation and amortization	4,214	6,183	123,869	132,488
Equity-based compensation	163	130	749	521
Loss on impairment of goodwill and other intangibles	—	—	86,988	—
Loss on impairment / retirement of fixed assets	30	—	8,455	54,898
Other (income) expense, net	(28)	(615)	178	(1,470)

Adjusted EBITDA	$(51,867)	$(50,091)	$354,114	$336,875

Results of Operations:

First Quarter –

Operating results for the first quarter historically include less than 5% of our full-year revenues. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and six outdoor water parks, as well as daily operations at Knott’s Berry Farm and Castaway Bay, which are open year-round. Operating revenues for the fiscal first quarter of 2008 benefited from an early Easter/Spring Break season, which in 2009 falls during the second quarter. The early Easter/Spring break season in 2008 allowed us to open several parks, including Kings Dominion, Carowinds and Great America, earlier to take advantage of the early holiday. In total, the number of operating days in the current quarter decreased by 31 days compared with 2008.

The following table presents key financial information for the three months ended March 29, 2009 and March 30, 2008:

	Three months ended 3/29/09	Three months ended 3/30/08	Increase (Decrease)
(Amounts in thousands)			$	%
Net revenues	$26,466	$40,402	$(13,936)	(34.5)
Cash operating costs and expenses	78,333	90,493	(12,160)	(13.4)

Adjusted EBITDA	(51,867)	(50,091)	(1,776)	(3.5)
Depreciation and amortization	4,214	6,183	(1,969)	(31.8)
Equity-based compensation	163	130	33	25.4
Loss on impairment / retirement of fixed assets	30	—	30	N/M

Operating loss	$(56,274)	$(56,404)	$160	0.3

N/M - not meaningful

For the quarter ended March 29, 2009, net revenues decreased $13.9 million to $26.5 million from $40.4 million in 2008, a result of 31 fewer operating days in the quarter when compared with 2008.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter decreased $12.2 million to $78.3 million from $90.5 million in 2008, again primarily attributable to the decrease in operating days in the period. Only four of our 17 properties were in operation at the end of the first quarter. The other parks, including our larger parks: Cedar Point and Kings Island located in Ohio and Canada’s Wonderland in Toronto, were in the final stages of preparing to open for the operating season.

After depreciation, amortization and all other non-cash costs, the operating loss for the quarter decreased slightly to $56.3 million from $56.4 million a year ago. The decrease in depreciation expense of $2.0 million is primarily due to the decrease in operating days in the first quarter of 2009 when compared with the first quarter of 2008.

Interest expense for the first quarter decreased 12% to $28.9 million in 2009 compared with $32.8 million in 2008, due primarily to lower interest rates on our variable-rate outstanding borrowings. A net credit for taxes of $31.9 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes during the first quarter of 2009 compared with a net credit for taxes of $44.8 million in the same period a year ago. To determine the interim period income tax provision (benefit) of our corporate subsidiaries we apply an estimated annual effective tax rate to our year-to-date income (loss). Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be between $17-20 million for the 2009 calendar year.

After interest expense and the credit for taxes, the net loss for the period totaled $53.3 million, or $0.97 per diluted limited partner unit, compared with a net loss of $43.8 million, or $0.81 per unit, a year ago.

Twelve Months Ended March 29, 2009 –

The twelve months ended March 29, 2009 includes one less week when compared to the twelve months ended March 30, 2008. During this additional week, only our year-round park, Knott’s Berry Farm was in operation. Additionally, the twelve-month period ending March 30, 2008 included the Easter/Spring break season, which allowed us to open several parks earlier.

	Twelve months ended 3/29/09 (52 weeks)	Twelve months ended 3/30/08 (53 weeks)	Increase (Decrease)
(Amounts in thousands)			$	%
Net revenues	$982,296	$997,376	$(15,080)	(1.5)
Cash operating costs and expenses	628,182	660,501	(32,319)	(4.9)

Adjusted EBITDA	354,114	336,875	17,239	5.1
Depreciation and amortization	123,869	132,488	(8,619)	(6.5)
Equity-based compensation	749	521	228	43.8
Loss on impairment of goodwill and other intangibles	86,988	—	86,988	N/M
Loss on impairment / retirement of fixed assets	8,455	54,898	(46,443)	N/M

Operating income	$134,053	$148,968	$(14,915)	(10.0)

N/M - not meaningful

Net revenues for the twelve months ended March 29, 2009, totaled $982.3 million compared to $997.4 million for the same period a year ago. The decrease between years is primarily due to the early timing of the Easter/Spring break season in 2008, as well as one less week of operations in the twelve-month period ended March 29, 2009.

Excluding depreciation, amortization and impairment/retirement charges, operating costs and expenses were $628.2 million compared with $660.5 million in 2008, due in large part to the timing issues noted above. Operating costs and expenses for the twelve months ended March 29, 2009 were also favorably impacted by cost savings associated with the restructuring of Geauga Lake for the 2008 operating season, and cost savings resulting from the later openings of several parks in 2009.

After depreciation, amortization, an impairment charge on goodwill and other intangibles, and a loss on impairment/retirement of fixed assets, operating income for the twelve months totaled $134.1 million compared with $149.0 million for the same period in 2008. During the fourth quarter of 2008, we recorded estimated non-cash charges of $79.9 million and $7.1 million for impairment of goodwill and trade-names, respectively, that were originally recorded when we acquired the PPI parks in 2006. During the first quarter of 2009, we completed our testing of goodwill and determined that no further impairment charges were needed. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks has fallen below our original expectations, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in the fourth quarter of 2008. It is important to note that each of the acquired parks remains profitable, and that the goodwill and trade-name write-downs do not affect cash, adjusted EBITDA or liquidity. During the twelve-months ended March 29, 2009, we recognized losses of $3.3 million on non-cash impairment charges at Geauga Lake and $5.1 million on the retirement of fixed assets across all properties. This compares to non-cash impairment charges at Geauga Lake of $54.9 million during the twelve-month period ended March 30, 2008. The non-cash impairment charges at Geauga Lake were due to a decision made in 2007 to operate Geauga Lake exclusively as a water park beginning in 2008.

Interest expense for the twelve-month period ended March 29, 2009 decreased $19.2 million to $125.7 million, due primarily to a reduction in interest rates along with a reduction outstanding term debt. During the twelve-month period, we recorded a provision for taxes of $12.0 million to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a net credit for taxes of $1.3 million a year ago.

After interest expense and provision for taxes, net loss for the twelve months ended March 29, 2009 was $3.8 million, or $0.07 per diluted limited partner unit, compared with net income of $6.9 million, or $0.12 per diluted limited partner unit, for the twelve months ended March 30, 2008.

For the twelve-month period ended March 29, 2009, adjusted EBITDA increased $17.2 million, or 5%, to $354.1 million. The increase in adjusted EBITDA was due to strong 2008 operating results during the peak summer months of July and August, primarily in our northern region, as well as a continued focus on cost controls across all of our properties during the period.

Liquidity and Capital Resources:

With respect to both liquidity and cash flow, we ended the first quarter of 2009 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at March 29, 2009 is the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

At the end of the quarter, we had $1.688 billion of variable-rate term debt and $148.7 million of outstanding borrowings under our revolving credit facilities. After letters of credit, which totaled $11.1 million at March 29, 2009, we had $185.2 million of available borrowings under our revolving credit agreements. Of our total term debt, $17.3 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our variable-rate debt to a fixed rate of 7.6%. In January 2008, we entered into several additional interest rate swap agreements which effectively converted another $300.0 million of our variable-rate debt to a fixed rate of 4.7%.

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

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. Although the fair market value of these instruments is recorded as a liability of $117.9 million in “Derivative Liability” on the March 29, 2009 condensed consolidated balance sheet with the offset reducing Partners’ Equity, this is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

Given the current uncertainty of the credit markets and our need to refinance our debt in the future, we are looking at a wide range of alternatives to address our capital structure and reduce debt levels. One such alternative examined was our distribution policy. In response to this examination, on March 9, 2009, we announced that we would reduce our annual distribution rate from $1.92 per unit to $1.00 per unit beginning with the distribution declared during the second quarter of 2009. A $0.92 reduction in the per-unit rate, along with scheduled debt repayments and interest savings on the lower debt balance, will allow us to reduce our debt by approximately $200 million over the next three fiscal years. As part of the March 9, 2009 announcement, we also made note of the potential marketing for sale of three of our amusement parks, as well as the continued marketing efforts to sell excess land. The reduction of our distribution, along with the successful execution of selling select assets, will have a positive impact on our leverage ratio, which in turn should benefit debt refinancing efforts. In the first quarter of 2009, we used the cash available from our reduced distribution, to be paid on May 15, 2009, to repay $13.0 million of term debt.

Credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in our Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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

After considering the impact of interest rate swap agreements, at March 29, 2009, $1,563.3 million of our outstanding long-term debt represented fixed-rate debt and $273.8 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $3.7 million as of March 29, 2009.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $3.5 million decrease in annual operating income.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 29, 2009, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2009 first quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	EXHIBITS

Exhibit (10)	Form of Restricted Phantom Unit Award Agreement

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P. (Registrant)

	By	Cedar Fair Management, Inc. General Partner

Date: May 8, 2009		/s/ Peter J. Crage
Peter J. Crage
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

		Page Number
Exhibit (10)	Form of Restricted Phantom Unit Award Agreement	21

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25