Form 10-Q
period 2009-06-28
CEDAR FAIR L P
filed 2009-08-07
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2009
Units Representing	55,207,340
Limited Partner Interests

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	6/28/09	12/31/08
ASSETS
Current Assets:
Cash and cash equivalents	$31,982	$13,873
Receivables	28,263	8,518
Inventories	49,647	28,591
Prepaids and other current assets	48,831	13,552

	158,723	64,534

Property and Equipment:
Land	297,309	320,200
Land improvements	323,957	315,519
Buildings	581,637	573,842
Rides and equipment	1,345,618	1,295,076
Construction in progress	12,368	28,110

	2,560,889	2,532,747
Less accumulated depreciation	(753,611)	(707,656)

	1,807,278	1,825,091

Goodwill	228,942	222,602
Other Intangibles, net	54,187	54,078
Other Assets	46,085	19,778

	$2,295,215	$2,186,083

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$17,183	$17,450
Accounts payable	40,503	14,627
Deferred revenue	73,527	17,590
Accrued interest	9,488	3,395
Accrued taxes	10,200	16,581
Accrued salaries, wages and benefits	17,638	17,822
Self-insurance reserves	21,210	20,686
Other accrued liabilities	12,131	7,088

	201,880	115,239

Deferred Tax Liability	134,243	124,269

Derivative Liability	118,994	128,214

Other Liabilities	4,974	4,950

Long-Term Debt:
Revolving credit loans	135,800	22,700
Term debt	1,653,863	1,683,925

	1,789,663	1,706,625

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(2)	(1)
Limited partners, 55,207 and 55,076 units outstanding at June 28, 2009 and December 31, 2008, respectively	155,876	242,123
Accumulated other comprehensive loss	(115,703)	(140,626)

	45,461	106,786

	$2,295,215	$2,186,083

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/28/09 (13 weeks)	6/29/08 (13 weeks)	6/28/09 (26 weeks)	6/29/08 (26 weeks)	6/28/09 (52 weeks)	6/29/08 (53 weeks)
Net revenues:
Admissions	$150,540	$163,647	$160,863	$181,246	$545,883	$571,905
Food, merchandise and games	96,028	112,156	107,481	129,852	333,546	369,774
Accommodations and other	17,558	20,431	22,248	25,538	70,759	77,917

	264,126	296,234	290,592	336,636	950,188	1,019,596

Costs and expenses:
Cost of food, merchandise and games revenues	24,906	27,836	28,758	33,242	86,142	94,828
Operating expenses	118,042	124,731	179,122	193,016	404,656	429,957
Selling, general and administrative	37,524	41,859	51,088	58,791	124,179	142,549
Loss on impairment of goodwill and other intangibles	—	—	—	—	86,988	—
Loss on impairment / retirement of fixed assets, net	—	3,265	30	3,265	5,190	58,163
Depreciation and amortization	42,977	44,089	47,191	50,272	122,757	130,924

	223,449	241,780	306,189	338,586	829,912	856,421

Operating income (loss)	40,677	54,454	(15,597)	(1,950)	120,276	163,175
Interest expense	30,909	34,262	59,811	67,063	122,309	142,864
Other (income) expense	(177)	167	(205)	(448)	(166)	(1,482)

Income (loss) before taxes	9,945	20,025	(75,203)	(68,565)	(1,867)	21,793
Provision (credit) for taxes	2,557	5,337	(29,310)	(39,471)	9,226	5,784

Net income (loss)	7,388	14,688	(45,893)	(29,094)	(11,093)	16,009
Net income (loss) allocated to general partner	—	—	(1)	—	(1)	1

Net income (loss) allocated to limited partners	$7,388	$14,688	$(45,892)	$(29,094)	$(11,092)	$16,008

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,195	54,995	55,161	55,407	55,111	55,343
Net income (loss) per limited partner unit	$0.13	$0.27	$(0.83)	$(0.53)	$(0.20)	$0.29

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,905	55,603	55,161	55,407	55,111	56,125
Net income (loss) per limited partner unit	$0.13	$0.26	$(0.83)	$(0.53)	$(0.20)	$0.29

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 28, 2009

(In thousands, except per unit amounts)

Six Months Ended 06/28/09
Limited Partnership Units Outstanding
Beginning balance	55,076
Limited partnership unit options exercised	23
Issuance of limited partnership units as compensation	108

55,207

Limited Partners’ Equity
Beginning balance	$242,123
Net loss	(45,892)
Partnership distribution declared ($0.73 per limited partnership unit)	(40,260)
Expense recognized for limited partnership unit options	(17)
Tax effect of units involved in option exercises and treasury unit transactions	(1,242)
Issuance of limited partnership units as compensation	1,164

155,876

General Partner’s Equity
Beginning balance	(1)
Net loss	(1)

(2)

Special L.P. Interests	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	(6,075)
Current period activity, net of tax ($2,638)	2,268

(3,807)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(134,551)
Current period activity, net of tax ($3,240)	22,655

(111,896)

(115,703)

Total Partners’ Equity	$45,461

Summary of Comprehensive Income (Loss)
Net loss	$(45,893)
Other comprehensive income	24,923

Total Comprehensive Income (Loss)	$(20,970)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Six months ended		Twelve months ended
	6/28/09 (13 weeks)	6/29/08 (13 weeks)	6/28/09 (26 weeks)	6/29/08 (26 weeks)	6/28/09 (52 weeks)	6/29/08 (53 weeks)

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$7,388	$14,688	$(45,893)	$(29,094)	$(11,093)	$16,009
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	45,816	46,071	50,997	54,247	131,116	135,723
Loss on impairment of goodwill and other intangibles	—	—	—	—	86,988	—
Loss on impairment / retirement of fixed assets, net	—	3,265	30	3,265	5,190	58,163
Excess tax benefit from unit-based compensation expense	—	(1,380)	—	(1,433)	—	(1,442)
Net change in working capital	32,647	32,285	10,777	17,264	(8,001)	(13,647)
Net change in other assets/liabilities	(282)	1,027	(184)	(1,216)	(16,377)	19,342

Net cash from operating activities	85,569	95,956	15,727	43,033	187,823	214,148

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	—	—	6,431	—	6,431
Capital expenditures	(18,312)	(35,467)	(40,840)	(60,738)	(62,874)	(86,231)

Net cash for investing activities	(18,312)	(35,467)	(40,840)	(54,307)	(62,874)	(79,800)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(12,900)	(14,340)	113,100	89,365	12,349	(23,199)
Term debt payments, including early termination penalties	(17,329)	(4,362)	(30,329)	(4,362)	(43,417)	(17,450)
Distributions paid to partners	(13,798)	(26,410)	(40,260)	(52,223)	(93,115)	(103,733)
Exercise of limited partnership unit options	—	4,085	—	4,538	—	5,210
Excess tax benefit from unit-based compensation expense	—	1,380	—	1,433	—	1,442

Net cash from (for) financing activities	(44,027)	(39,647)	42,511	38,751	(124,183)	(137,730)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	846	15	711	(67)	(1,695)	141

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	24,076	20,857	18,109	27,410	(929)	(3,241)
Balance, beginning of period	7,906	12,054	13,873	5,501	32,911	36,152

Balance, end of period	$31,982	$32,911	$31,982	$32,911	$31,982	$32,911

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$29,344	$32,789	$50,814	$54,658	$116,938	$136,594
Interest capitalized	281	390	844	855	1,612	1,633
Cash payments for income taxes	5,002	2,752	6,559	4,318	16,860	14,974

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 28, 2009 AND JUNE 29, 2008

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 28, 2009 and June 29, 2008 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 28, 2009 include actual 2008 peak season operating results, they may not be indicative of 2009 full calendar year operations. Additionally, the fiscal twelve-month period ended June 28, 2009 includes one less week compared with the fiscal twelve-month period ended June 29, 2008.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 28, 2009 and June 29, 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, which were included in the Form 10-K filed on March 2, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes. Under the original terms of its Credit Agreement, the Partnership was required to swap at least 50% of its aggregate term debt to fixed rates for a period of not less than three years.

The Partnership has effectively converted a total of $1.3 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. Of the swap agreements outstanding, $300 million expired in July 2009 and $1.0 billion are set to expire in August 2012. The Partnership has designated all of its interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at June 28, 2009 was recorded as a liability of $96.8 million in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership has designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $22.2 million at June 28, 2009, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of June 28, 2009
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Derivative Liability	$96,811
Cross-currency swaps	Derivative Liability	22,183

Total derivatives designated as hedging instruments under SFAS No. 133		$118,994

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate swaps	N/A	N/A
Cross-currency swaps	N/A	N/A

Total Derivatives		$118,994

Effects of Derivative Instruments on Income and Other Comprehensive Income:

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Three months ended 6/28/09	Six months ended 6/28/09		Three months ended 6/28/09	Six months ended 6/28/09	Three months ended 6/28/09	Six months ended 6/28/09

Interest rate swaps	$15,132	$18,091	Interest Expense	$(15,563)	$(29,077)	None	None
Cross currency swaps	(16,241)	(8,871)	Interest Expense	(3,825)	(4,757)	None	None

Total	$(1,109)	$9,220		$(19,388)	$(33,834)

The amounts reclassified from accumulated OCI into income for the three and six-month periods noted above are in large part the result of the Partnership’s requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its Credit Agreement.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	06/28/09 (13 weeks)	06/29/08 (13 weeks)	06/28/09 (26 weeks)	06/29/08 (26 weeks)	06/28/09 (52 weeks)	06/29/08 (53 weeks)
	(In thousands except per unit amounts)

Basic weighted average units outstanding	55,195	54,995	55,161	55,407	55,111	55,343
Effect of dilutive units:
Unit options	71	355	—	—	—	548
Phantom units	639	253	—	—	—	234

Diluted weighted average units oustanding	55,905	55,603	55,161	55,407	55,111	56,125

Net income (loss) per unit - basic	$0.13	$0.27	$(0.83)	$(0.53)	$(0.20)	$0.29

Net income (loss) per unit - diluted	$0.13	$0.26	$(0.83)	$(0.53)	$(0.20)	$0.29

The effect of out-of-the-money and/or antidilutive unit options on the three, six, and twelve months ended June 28, 2009, had they not been out of the money or antidilutive, would have been 425,000, 900,000, and 1,152,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, six, and twelve months ended June 29, 2008, had they not been out of the money or antidilutive, would have been 19,000, 718,000, and 68,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2008 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006, as further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2008, as included in the Form 10-K filed on March 2, 2009, is annually tested for impairment as of April 1st. During the second quarter of 2009, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to PPI, which did not indicate any impairment.

A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)
Balance at December 31, 2008	$222,602
Translation	6,340

Balance at June 28, 2009	$228,942

At June 28, 2009, the Partnership’s other intangible assets consisted of the following:

June 28, 2009 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Trade names	$44,567	$—	$44,567
License / franchise agreements	13,644	4,104	9,540
Non-compete agreements	200	120	80

Total other intangible assets	$58,411	$4,224	$54,187

Amortization expense of other intangible assets for the six months ended June 28, 2009 and June 29, 2008 was $670,000 and $680,000, respectively. The estimated amortization expense for the remainder of 2009 is $671,000. Estimated amortization expense is expected to total $1.4 million from 2010 through 2011 and $1.3 million in 2012 and 2013.

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

In February 2008, the FASB issued two Staff Positions (FSPs) on SFAS No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”, and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of SFAS No. 157. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The application of FSP 157-2 had no effect on the Partnership’s condensed consolidated financial statements.

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

The table below presents the balances of liabilities measured at fair value as of June 28, 2009 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

Interest rate swap agreements	$96,811	$—	$96,811	$—

Cross-currency swap agreements	22,183	—	22,183	—

Total (1)	$118,994	$—	$118,994	$—

(1) Included in “Derivative Liability” on the Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment reducing the derivative liabilities by approximately $2.0 million as of June 28, 2009. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at June 28, 2009.

In April 2009, the FASB issued an FSP on SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Partnership’s condensed consolidated financial statements.

The fair value of our term debt at June 28, 2009, was approximately $1,388.8 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. Under terms of the Credit Agreement and swap agreements, the Partnership may prepay some or all of its debt without premium or penalty at any time.

(9) Subsequent Events:

In connection with the preparation of the condensed consolidated financial statements and in accordance with SFAS No. 165, the Partnership evaluated subsequent events after the balance sheet date of June 28, 2009 through August 6, 2009, the date the financial statements were available to be issued.

In July 2009, the Partnership finalized an agreement with the Vaughan Health Campus of Care in Ontario, Canada for the sale of 87 acres of surplus land near Canada’s Wonderland. Net proceeds from the sale of the land total approximately $50 million and will be used entirely to pay down term debt. The Partnership anticipates closing on the transaction in the third quarter of 2009. The aggregate net book value of the land, totaling approximately $29.2 million at June 28, 2009, has been considered an asset held for sale and is classified as “Other assets” on the accompanying condensed consolidated balance sheet.

On August 5, 2009, the Partnership also announced that it has received consent from its lenders to amend its Credit Agreement and that lenders holding approximately $900 million of its term debt agreed to extend the maturity date of their commitments by two years. The extended term debt will mature in 2014 and bears interest at a rate of LIBOR plus 400 basis points. The amendment and extension of the Credit Agreement are subject to the satisfaction of customary closing conditions, which the Partnership expects to finalize shortly.

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

Accounting for Business Combinations - Business combinations are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions at the reporting unit, or park level, are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information obtained during the due diligence process, valuations supplied by independent appraisals and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management in this process.

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

As previously noted, during the second quarter of 2009, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to PPI. No impairment was indicated by the testing.

It is possible that our assumptions about future performance, as well as the economic outlook, and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in an impairment charge that could have a material effect on our financial position and results of operations, in future periods.

Self-Insurance Reserves - Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our condensed consolidated financial statements, are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

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

Adjusted EBITDA:

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants.

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three, six and twelve-month periods ended June 28, 2009 and June 29, 2008.

	Three months ended		Six months ended		Twelve months ended
	6/28/09 (13 weeks)	6/29/08 (13 weeks)	6/28/09 (26 weeks)	6/29/08 (26 weeks)	6/28/09 (52 weeks)	6/29/08 (53 weeks)
	(In thousands)

Net income (loss)	$7,388	$14,688	$(45,893)	$(29,094)	$(11,093)	$16,009
Provision (credit) for taxes	2,557	5,337	(29,310)	(39,471)	9,226	5,784
Interest expense	30,909	34,262	59,811	67,063	122,309	142,864
Depreciation and amortization	42,977	44,089	47,191	50,272	122,757	130,924
Equity-based compensation	296	328	459	458	717	671
Loss on impairment of goodwill and other intangibles	—	—	—	—	86,988	—
Loss on impairment/retirement of fixed assets, net	—	3,265	30	3,265	5,190	58,163
Other (income) expense	(177)	167	(205)	(448)	(166)	(1,482)

Adjusted EBITDA	$83,950	$102,136	$32,083	$52,045	$335,928	$352,933

Results of Operations:

Six Months Ended June 28, 2009 –

The fiscal six-month period ended June 28, 2009, consisted of 26 weeks and included a total of 940 operating days compared with 26 weeks and 979 operating days (excluding Star Trek which closed in September 2008) for the fiscal six-month period ended June 29, 2008. The difference in operating days was primarily the result of the early Easter/Spring break season in 2008, which fell in March allowing us to open several parks, including Kings Dominion, Carowinds and Great America, earlier to take advantage of the early holiday.

The following table presents key financial information for the six months ended June 28, 2009 and June 29, 2008:

	Six months ended 6/28/09 (26 weeks)	Six months ended 6/29/08 (26 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)

Attendance	6,639	7,570	(931)	(12.3)
Per capita spending	$39.50	$40.45	$(0.95)	(2.3)
Out-of-park revenues	$36,575	$40,479	$(3,904)	(9.6)

Net revenues	$290,592	$336,636	$(46,044)	(13.7)
Cash operating costs and expenses	258,509	284,591	(26,082)	(9.2)

Adjusted EBITDA	32,083	52,045	(19,962)	(38.4)
Depreciation and amortization	47,191	50,272	(3,081)	(6.1)
Equity-based compensation	459	458	1	0.2
Loss on impairment / retirement of fixed assets	30	3,265	(3,235)	(99.1)

Operating (loss)	$(15,597)	$(1,950)	$(13,647)	N/M

N/M - not meaningful

Net revenues for the six months ended June 28, 2009 decreased $46.0 million to $290.6 million from $336.6 million during the six months ended June 29, 2008. On a same-park basis, excluding revenues from Star Trek which closed in September 2008, net revenues decreased $40.0 million between years.

The decrease in revenues reflects a 12%, or 931,000-visit, decrease in attendance for the first six months of 2009 when compared with the same period a year ago. This decrease in attendance was the result of a decline in group sales business, which has been negatively affected by the continued uncertainty in the economy, as well as a reduction in season-pass visits due to fewer operating days in 2009 and a decline in the number of season passes sold for the year. In addition, overall attendance numbers were negatively impacted by poor early-season weather, in particular cooler than normal temperatures, at most of our properties. The revenue shortfall also reflects a decrease of 2%, or $0.95, in average in-park guest per capita spending for the period. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Average in-park per capita spending increased in the southern and western regions through the first six months of the year, but this increase was offset by a decline in the northern region. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, decreased 10%, or $3.9 million between years, due primarily to declines in hotel occupancy.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses decreased 9%, or $26.1 million, to $258.5 million for the period ended June 28, 2009 versus $284.6 million for the same period in 2008. This decrease was largely due to the fewer operating days through the first six months of 2009, cost savings from the closure of Star Trek and tight control of operating expenses in the face of decreased revenue. After depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, the operating loss for the period increased $13.7 million to $15.6 million in 2009 from an operating loss of $1.9 million in 2008. Depreciation expense for the period decreased $3.1 million due to the decrease in operating days in 2009. Additionally impacting 2008 results was a $3.3 million impairment charge related to the sale of fixed assets at Geauga Lake as part of that park’s restructuring.

Interest expense for the six months ended June 28, 2009 decreased $7.3 million to $59.8 million, primarily due to lower interest rates on our variable-rate outstanding borrowings along with a reduction in average borrowings.

During the first half of the year, a credit for taxes of $29.3 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes. This compares with a $39.5 million credit for taxes for the same fiscal six-month period in 2008. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2009 estimated annual effective tax rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be between $18-$21 million for the 2009 calendar year.

After interest expense and the credit for taxes, the net loss for the six months ended June 28, 2009 totaled $45.9 million, or $0.83 per diluted limited partner unit, compared with a net loss of $29.1 million, or $0.53 per unit, for the same period a year ago.

For the six-month period, adjusted EBITDA, which management believes is a meaningful measure of the company’s park-level operating results, decreased $20.0 million to $32.0 million compared with $52.0 million during the same period a year ago. The decline in EBITDA is primarily attributable to the decrease in revenues caused by fewer operating days, declines in group business sales and season-pass visits, as well as soft per capita trends. The decline in operating days through the first six months will reverse itself over the last half of the year as we add 70 operating days, for a total of 31 additional operating days in 2009 compared to 2008.

Second Quarter –

The second fiscal quarter ended June 28, 2009 and second fiscal quarter ended June 29, 2008, each contained a 13-week period and had a comparable number of operating days.

The following table presents key financial information for the three months ended June 28, 2009 and June 29, 2008:

	Three months ended 6/28/09 (13 weeks)	Three months ended 6/29/08 (13 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)

Attendance	6,219	6,865	(646)	(9.4)
Per capita spending	$39.43	$40.16	$(0.73)	(1.8)
Out-of-park revenues	$26,340	$29,534	$(3,194)	(10.8)

Net revenues	$264,126	$296,234	$(32,108)	(10.8)
Cash operating costs and expenses	180,176	194,098	(13,922)	(7.2)

Adjusted EBITDA	83,950	102,136	(18,186)	(17.8)
Depreciation and amortization	42,977	44,089	(1,112)	(2.5)
Equity-based compensation	296	328	(32)	(9.8)
Loss on impairment / retirement of fixed assets	—	3,265	(3,265)	—

Operating income	$40,677	$54,454	$(13,777)	(25.3)

For the quarter ended June 28, 2009, net revenues decreased 11%, or $32.1 million, to $264.1 million from $296.2 million in 2008. The decrease reflects a 9% decline in attendance, a 2% decrease in average in-park per capita spending, and an 11%, or $3.2 million, decrease in out-of-park revenues. As mentioned in the six-month discussion above, revenue and attendance declines were primarily due to softness in group sales business, driven by the poor economy, and a decline in season-pass sales and visits due to the soft economy and inclement weather across most of our parks.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter decreased 7%, or $13.9 million, to $180.2 million from $194.1 million in 2008, resulting from the closure of Star Trek in September 2008, as well as a continued focus on controlling cash operating costs across the parks. After depreciation, amortization, other non-cash costs, operating income for the quarter totaled $40.7 million, down $13.8 million from $54.5 million for the second quarter of 2008.

Interest expense for the second quarter of 2009 decreased $3.4 million to $30.9 million. The decrease in interest expense is attributable to lower interest rates on our variable-rate debt, along with lower average term debt borrowings during the period.

During the quarter, a provision for taxes of $2.6 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes, compared to a provision for taxes of $5.3 million in the same period a year ago. After interest expense and the provision for taxes, net income for the quarter totaled $7.4 million, or $0.13 per diluted limited partner unit, compared with net income of $14.7 million, or $0.26 per unit, a year ago.

For the quarter, adjusted EBITDA decreased 18% to $84.0 million from $102.1 million in 2008. The $18.1 million decrease in EBITDA was primarily attributable to soft second-quarter revenues resulting from the decline in attendance and per capita spending, offset somewhat by our continued focus on cost controls across all of our parks during the period.

Twelve Months Ended June 28, 2009 –

The twelve-month period ended June 28, 2009, consisted of 52 weeks compared with 53 weeks in the twelve-month period ended June 29, 2008.

The following table presents key financial information for the twelve months ended June 28, 2009 and June 29, 2008:

	Twelve months ended 6/28/09 (52 weeks)	Twelve months ended 6/29/08 (53 weeks)	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)

Attendance	21,790	22,954	(1,164)	(5.1)
Per capita spending	$39.82	$40.52	$(0.70)	(1.7)
Out-of-park revenues	$106,018	$113,982	$(7,964)	(7.0)

Net revenues	$950,188	$1,019,596	$(69,408)	(6.8)
Cash operating costs and expenses	614,260	666,663	(52,403)	(7.9)

Adjusted EBITDA	335,928	352,933	(17,005)	(4.8)
Depreciation and amortization	122,757	130,924	(8,167)	(6.2)
Equity-based compensation	717	671	46	6.9
Loss on impairment of goodwill and other intangibles	86,988	—	86,988	N/M
Loss on impairment / retirement of fixed assets, net	5,190	58,163	(52,973)	N/M

Operating income	$120,276	$163,175	$(42,899)	(26.3)

N/M - not meaningful

Net revenues for the twelve months ended June 28, 2009, were $950.2 million compared with $1,019.6 million for the twelve months ended June 29, 2008. The decrease of $69.4 million in net revenues reflects a 5%, or 1.2 million-visit decrease in attendance, a 2%, or $0.70, decrease in average in-park guest per capita spending and a 7%, or $8.0 million, decrease in out-of-park revenues, including our resort hotels. The fiscal twelve months ended June 28, 2009 included one less week of operations when compared to the fiscal twelve months ended June 29, 2008. Excluding the additional operating week, revenues would have decreased approximately 2%, or $24.0 million, on a 1% decrease in average in-park per capita spending and an attendance decline of less than one percent.

For the twelve-month period, operating costs and expenses, before depreciation, amortization and other non-cash costs, decreased 8%, or $52.4 million, to $614.3 million from $666.7 million for the same period a year ago. This decrease in costs was due to the one less operating week in the current twelve-month period, as well as continued efforts to control operating costs across all of our regions. Excluding the additional operating week, operating costs would have decreased approximately 4%. For the twelve-month period ended June 28, 2009, we recognized an $87.0 million charge for the impairment of goodwill and other intangible assets relating to the PPI acquisition, and a $5.2 million net charge for the impairment / retirement of fixed assets across all of our properties. This compares with a $58.2 million impairment charge on fixed assets due to the restructuring of Geauga Lake recognized in the twelve-month period ended June 29, 2008. After these impairment charges, depreciation, amortization and other non-cash expenses, operating income for period ended June 28, 2009 totaled $120.3 million compared with operating income of $163.2 million a year ago.

Interest expense for the twelve months ended June 28, 2009 decreased $20.6 million to $122.3 million from $142.9 million for the same period in 2008. This decrease was the result of a lower average cost of debt over the twelve-month period, along with a reduction in average term debt borrowings outstanding during the period. During the twelve months ended June 28, 2009, we recorded a provision for taxes of $9.2 million to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $5.8 million a year ago.

After interest expense, other expense and provision for taxes, the net loss for the twelve months ended June 28, 2009 totaled $11.1 million, or $0.20 per diluted limited partner unit, compared with net income of $16.0 million, or $0.29 per diluted limited partner unit, for the twelve months ended June 29, 2008.

For the 2009 twelve-month period, adjusted EBITDA decreased 5%, or $17.0 million, to $335.9 million, while our adjusted EBITDA margin improved 80 basis points (bps) to 35.4% from 34.6% in 2008. The increase in margin was due in large part to strong operating results during the third and fourth quarters of 2008, primarily in our northern region, as well as continued effective costs controls over the past two seasons. The decrease in adjusted EBITDA in 2009 was largely due to the additional week of operations in the twelve-month period ending June 29, 2008. On a comparable number of weeks, adjusted EBITDA for the trailing-twelve-month periods would be essentially flat.

July 2009 –

Based on preliminary July results, revenues for the first seven months of the year, on a same-park basis, decreased $64.9 million to $561.6 million from $626.5 million for the same period a year ago, on 39, or 4%, fewer operating days, (excluding operations of Star Trek which closed in September 2008). This decrease is the result of a decline in attendance to 12.6 million visitors compared with 14.0 million in 2008, a 1% decrease in average in-park guest per capita spending, and a decrease in out-of-park revenues of $7.7 million to $59.6 million, primarily due to declines in hotel occupancy.

Over the past five weeks, consolidated revenues were down 9%, or approximately $26 million, on a same-park basis. This decrease was largely due to an 8%, or 495,000-visit, decrease in combined attendance and a $5 million decrease in out-of-park revenues. Over the same five-week period, average in-park guest per capita spending was essentially flat. Although modestly better than trends through the first six months of the year, the July-revenue shortfall was primarily due to difficult economic conditions and inconsistent weather patterns, in particular cooler than normal temperatures at most of our parks.

Liquidity and Capital Resources:

With respect to both liquidity and cash flow, we ended the second quarter of 2009 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at June 28, 2009 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $1,671.0 million of variable-rate term debt and $135.8 million of outstanding borrowings under our revolving credit facilities. After letters of credit, which totaled $11.2 million at June 28, 2009, we had $198.0 million of available borrowings under our revolving credit agreements. Of our total term debt, $17.2 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our variable-rate debt to a fixed rate of 7.6%. In January 2008, we entered into several additional interest rate swap agreements which effectively converted another $300.0 million of our variable-rate debt to a fixed rate of 4.7%. The January 2008 swaps expired in July 2009.

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

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. Although the fair market value of these instruments is recorded as a liability of $119.0 million in “Derivative Liability” on the June 28, 2009 condensed consolidated balance sheet with the offset reducing Partners’ Equity, this is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

Given the current uncertainty of the credit markets and our need to refinance our debt in the future, we continue to look at a wide range of alternatives to address our capital structure and reduce debt levels. One such alternative examined was our distribution policy. In response to this examination, in March 2009, we announced that we were reducing our annual distribution rate from $1.92 per unit to $1.00 per unit beginning with the distribution declared during the second quarter of 2009. A $0.92 reduction in the per-unit rate, along with scheduled debt repayments and interest savings on the lower debt balance, will allow us to reduce our debt by approximately $200 million over the next three fiscal years. During the first six months of 2009, we used the cash available from our reduced distributions to repay $26.0 million of term debt.

As part of the March 2009 announcement, we also made note of the marketing for sale of three of our amusement parks, as well as the continued marketing efforts to sell excess land. In July 2009, we finalized an agreement with the Vaughan Health Campus of Care in Ontario, Canada for the sale of 87 acres of surplus land near Canada’s Wonderland. Net proceeds from the sale of the land will total approximately $50 million and will be used entirely to pay down term debt. We expect the transaction to close during the third quarter of 2009. The reduction of our distribution, along with the continued successful execution of selling select assets, will have a positive impact on our leverage ratio, which in turn should benefit upcoming debt refinancing efforts.

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

After considering the impact of interest rate swap agreements, at June 28, 2009, $1,562.6 million of our outstanding long-term debt represented fixed-rate debt and $244.3 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $4.5 million as of June 28, 2009.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $3.6 million decrease in annual operating income.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 28, 2009, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -

There were no significant changes in the Partnership’s internal controls over financial reporting in connection with its 2009 second quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS –

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

The annual meeting of the limited partners of Cedar Fair, L.P. was held on May 14, 2009 to consider and vote upon: 1) the election of two Directors of the general partner for a three-year term expiring in 2012; and 2) to confirm the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes the results for each proposal voted upon at the annual meeting:

Proposal I. The election of two class II directors to serve until 2012.

Nominee	For	Withheld
Michael D. Kwiatkowski	46,071,695	1,889,577
Steven H. Tishman	46,123,810	1,841,674

Proposal II. The appointment of Deloitte & Touche LLP

For	Against	Abstain
47,198,846	445,043	317,189

ITEM 6.	EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By	Cedar Fair Management, Inc.
General Partner

Date: August 7, 2009	/s/ Peter J. Crage
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