Form 10-Q
period 2009-09-27
CEDAR FAIR L P
filed 2009-11-06
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of October 1, 2009
Units Representing Limited Partner Interests	55,207,944

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	9/27/09	12/31/08
ASSETS
Current Assets:
Cash and cash equivalents	$56,203	$13,873
Receivables	30,341	8,518
Inventories	31,799	28,591
Prepaids and other current assets	13,433	13,552

	131,776	64,534

Property and Equipment:
Land	301,800	320,200
Land improvements	324,954	315,519
Buildings	586,639	573,842
Rides and equipment	1,348,440	1,295,076
Construction in progress	18,743	28,110

	2,580,576	2,532,747
Less accumulated depreciation	(811,789)	(707,656)

	1,768,787	1,825,091

Goodwill	235,082	222,602
Other Intangibles, net	50,524	54,078
Other Assets	22,924	19,778

	$2,209,093	$2,186,083

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,496	$17,450
Accounts payable	22,228	14,627
Deferred revenue	27,270	17,590
Accrued interest	10,017	3,395
Accrued taxes	43,656	16,581
Accrued salaries, wages and benefits	28,105	17,822
Self-insurance reserves	21,203	20,686
Other accrued liabilities	20,070	7,088

	189,045	115,239

Deferred Tax Liability	151,824	124,269

Derivative Liability	127,308	128,214

Other Liabilities	7,101	4,950

Long-Term Debt:
Revolving credit loans	—	22,700
Term debt	1,583,663	1,683,925

	1,583,663	1,706,625

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	(1)
Limited partners, 55,208 and 55,076 units outstanding at September 27, 2009 and December 31, 2008, respectively	249,679	242,123
Accumulated other comprehensive loss	(104,817)	(140,626)

	150,152	106,786

	$2,209,093	$2,186,083

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/27/09 (13 weeks)	9/28/08 (13 weeks)	9/27/09 (39 weeks)	9/28/08 (39 weeks)	9/27/09 (52 weeks)	9/28/08 (52 weeks)
Net revenues:
Admissions	$307,011	$312,626	$467,874	$493,872	$540,268	$564,170
Food, merchandise and games	175,591	189,490	283,072	319,342	319,647	357,205
Accommodations and other	37,311	38,206	59,559	63,744	69,864	71,030

	519,913	540,322	810,505	876,958	929,779	992,405

Costs and expenses:
Cost of food, merchandise and games revenues	45,617	47,849	74,375	81,091	83,910	93,159
Operating expenses	156,596	153,149	335,718	346,165	408,103	422,530
Selling, general and administrative	53,233	56,961	104,321	115,752	120,451	133,530
Loss on impairment of goodwill and other intangibles	—	—	—	—	86,988	—
(Gain) loss on impairment / retirement of fixed assets, net	188	6,125	218	9,390	(747)	25,070
Gain on sale of other assets	(23,098)	—	(23,098)	—	(23,098)	—
Depreciation and amortization	66,413	60,986	113,604	111,258	128,184	124,706

	298,949	325,070	605,138	663,656	803,791	798,995

Operating income	220,964	215,252	205,367	213,302	125,988	193,410
Interest expense	31,183	31,849	90,994	98,912	121,643	133,588
Net change in fair value of swaps	3,084	—	3,084	—	3,084	—
Other (income) expense, net	1,508	240	1,303	(208)	1,102	(3,010)

Income before taxes	185,189	183,163	109,986	114,598	159	62,832
Provision (benefit) for taxes	77,575	91,614	48,265	52,143	(4,813)	9,406

Net income	107,614	91,549	61,721	62,455	4,972	53,426
Net income allocated to general partner	2	1	1	1	—	1

Net income allocated to limited partners	$107,612	$91,548	$61,720	$62,454	$4,972	$53,425

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,208	55,058	55,177	55,193	55,148	55,190
Net income per limited partner unit	$1.95	$1.66	$1.12	$1.13	$0.09	$0.97

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,924	55,453	55,887	55,808	55,804	55,861
Net income per limited partner unit	$1.92	$1.65	$1.10	$1.12	$0.09	$0.96

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009

(In thousands, except per unit amounts)

Nine Months Ended 9/27/09
Limited Partnership Units Outstanding
Beginning balance	55,076
Limited partnership unit options exercised	24
Issuance of limited partnership units as compensation	108

55,208

Limited Partners’ Equity
Beginning balance	$242,123
Net income	61,720
Partnership distribution declared ($0.98 per limited partnership unit)	(54,062)
Expense recognized for limited partnership unit options	(26)
Tax effect of units involved in option exercises and treasury unit transactions	(1,240)
Issuance of limited partnership units as compensation	1,164

249,679

General Partner’s Equity
Beginning balance	(1)
Net income	1

—

Special L.P. Interests	5,290

Accumulated Other Comprehensive Loss
Cumulative foreign currency translation adjustment:
Beginning balance	(6,075)
Current period activity, net of tax ($5,514)	5,092

(983)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(134,551)
Current period activity, net of tax ($5,425)	30,717

(103,834)

(104,817)

Total Partners’ Equity	$150,152

Summary of Comprehensive Income
Net income	$61,721
Other comprehensive income	35,809

Total Comprehensive Income	$97,530

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Nine months ended		Twelve months ended
	9/27/09 (13 weeks)	9/28/08 (13 weeks)	9/27/09 (39 weeks)	9/28/08 (39 weeks)	9/27/09 (52 weeks)	9/28/08 (52 weeks)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$107,614	$91,549	$61,721	$62,455	$4,972	$53,426
Adjustments to reconcile net income to net cash from operating activities:
Non-cash expense	68,463	62,598	120,090	117,912	136,792	131,375
Loss on impairment of goodwill and other intangibles	—	—	—	—	86,988	—
(Gain) loss on impairment / retirement of fixed assets, net	188	6,125	218	9,390	(747)	25,070
Gain on sale of other assets	(23,098)	—	(23,098)	—	(23,098)	—
Net change in fair value of swaps	3,084	—	3,084	—	3,084	—
Excess tax benefit from unit-based compensation expense	—	(42)	—	(1,475)	—	(1,474)
Net change in working capital	41,863	41,791	53,182	58,237	(9,395)	(14,374)
Net change in other assets/liabilities	12,329	3,917	9,826	2,684	(4,667)	31,597

Net cash from operating activities	210,443	205,938	225,023	249,203	193,929	225,620

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	—	—	6,431	—	6,431
Sale of Canadian real estate	53,831	—	53,831	—	53,831	—
Capital expenditures	(13,051)	(12,537)	(53,251)	(73,100)	(63,917)	(85,543)

Net cash from (for) investing activities	40,780	(12,537)	580	(66,669)	(10,086)	(79,112)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(135,800)	(123,451)	(22,700)	(34,086)	—	—
Term debt payments, including early termination penalties	(70,887)	(4,363)	(101,216)	(8,725)	(109,941)	(13,087)
Distributions paid to partners	(13,802)	(26,424)	(54,062)	(78,647)	(80,493)	(104,405)
Exercise of limited partnership unit options	—	—	—	4,538	—	4,968
Payment of debt issuance costs	(7,694)	—	(7,694)	—	(7,694)	—
Excess tax benefit from unit-based compensation expense	—	42	—	1,475	—	1,474

Net cash for financing activities	(228,183)	(154,196)	(185,672)	(115,445)	(198,128)	(111,050)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,181	(422)	2,399	(896)	(1,206)	(734)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	24,221	38,783	42,330	66,193	(15,491)	34,724
Balance, beginning of period	31,982	32,911	13,873	5,501	71,694	36,970

Balance, end of period	$56,203	$71,694	$56,203	$71,694	$56,203	$71,694

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$28,847	$30,170	$79,661	$84,099	$115,357	$117,643
Interest capitalized	260	151	1,104	1,006	1,489	1,756
Cash payments for income taxes	6,850	7,099	13,409	11,417	16,611	15,501

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 27, 2009 and September 28, 2008 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 27, 2009 include actual 2008 season operating results, they may not be indicative of 2009 full calendar year operations.

(1) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 27, 2009 and September 28, 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, which were included in the Form 10-K filed on March 2, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(3) Derivative Financial Instruments:

On January 1, 2009, the Partnership adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification’s (ASC) 815 “Derivatives and Hedging” (Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). The adoption of FASB ASC 815 had no impact on the Partnership’s condensed consolidated financial statements and only required additional financial statement disclosures. The Partnership has applied the requirements of FASB ASC 815 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

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

The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated all of its interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at September 27, 2009 was recorded as a liability of $91.8 million in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness was recorded in any period presented.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $35.5 million at September 27, 2009, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps will no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of September 27, 2009
Derivatives designated as hedging instruments under FASB ASC 815:
Interest rate swaps	Derivative Liability	$91,759
Cross-currency swaps	N/A	—

Total derivatives designated as hedging instruments under FASB ASC 815:		$91,759

Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate swaps	N/A	$—
Cross-currency swaps	Derivative Liability	35,549

Total Derivatives		$127,308

Effects of Derivative Instruments on Income and Other Comprehensive Income:

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Three months ended 9/27/09	Nine months ended 9/27/09		Three months ended 9/27/09	Nine months ended 9/27/09		Three months ended 9/27/09	Nine months ended 9/27/09

Interest rate swaps	$5,051	$23,142	Interest Expense	$(13,974)	$(43,051)		$—	$—

Cross currency swaps (1)	(13,566)	(22,067)	Interest Expense	(1,963)	(6,720)	Net change in fair value of swaps	(2,680)	(2,680)

Amortization of ineffective swaps	—	—		—	—	Net change in fair value of swaps	(404)	(404)

Total	$(8,515)	$1,075		$(15,937)	$(49,771)		$(3,084)	$(3,084)

(1)	The cross currency swaps became ineffective in August due to proceeds from a land sale near Canada’s Wonderland being used to pay down debt.

The amounts reclassified from accumulated OCI into income for the three and nine-month periods noted above are in large part the result of the Partnership’s requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its Credit Agreement.

(4) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(5) Earnings per Unit:

Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/27/09 (13 weeks)	9/28/08 (13 weeks)	9/27/09 (39 weeks)	9/28/08 (39 weeks)	9/27/09 (52 weeks)	9/28/08 (52 weeks)
	(In thousands except per unit amounts)

Basic weighted average units outstanding	55,208	55,058	55,177	55,193	55,148	55,190
Effect of dilutive units:
Unit options	64	112	71	352	78	417
Phantom units	652	283	639	263	578	254

Diluted weighted average units oustanding	55,924	55,453	55,887	55,808	55,804	55,861

Net income per unit - basic	$1.95	$1.66	$1.12	$1.13	$0.09	$0.97

Net income per unit - diluted	$1.92	$1.65	$1.10	$1.12	$0.09	$0.96

The effect of out-of-the-money and/or antidilutive unit options on the three, nine, and twelve months ended September 27, 2009, had they not been out of the money or antidilutive, would have been 439,000, 1,338,000, and 1,544,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, nine, and twelve months ended September 28, 2008, had they not been out of the money or antidilutive, would have been 47,000, 95,000, and 113,000 units, respectively.

(6) Goodwill and Other Intangible Assets:

In accordance with FASB ASC 350-10-05 “Intangibles – Goodwill and Other” (SFAS No. 142, “Goodwill and Other Intangible Assets,)” goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2008 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006, as further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2008, as included in the Form 10-K filed on March 2, 2009, is annually tested for impairment as of April 1st. During the second quarter of 2009, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to the PPI parks, which did not indicate any impairment.

A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)
Balance at December 31, 2008	$222,602
Translation	12,480

Balance at September 27, 2009	$235,082

At September 27, 2009, the Partnership’s other intangible assets consisted of the following:

September 27, 2009 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Trade names	$45,437	$—	$45,437
License / franchise agreements	13,644	8,627	5,017
Non-compete agreements	200	130	70

Total other intangible assets	$59,281	$8,757	$50,524

December 31, 2008 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Trade names	$43,670	$—	$43,670
License / franchise agreements	13,750	3,442	10,308
Non-compete agreements	200	100	100

Total other intangible assets	$57,620	$3,542	$54,078

Amortization expense of other intangible assets for the nine months ended September 27, 2009 and September 28, 2008 was $5.2 million and $1.0 million, respectively. The increase in amortization expense is due to a license agreement expiring on December 31, 2009, that management decided not to renew. This decision triggered the acceleration of amortization of the remaining asset, which will result in the asset being fully amortized by December 31, 2009. The estimated amortization expense for the remainder of 2009 is $4.5 million. Estimated amortization expense is expected to total less than $100,000 per year during 2010 through 2014.

(7) Long-Term Debt

On August 12, 2009, the Partnership amended its Credit Agreement, extending $900 million of term debt by two years and increasing interest rate spreads on those term borrowings by 200 basis points (bps). The extended term debt will mature in 2014 and bears interest at a rate of LIBOR plus 400 bps, as long as the Partnership’s corporate rating from Moody’s is better than “B2” or its issuer credit rating from S&P is better than “B”.

The amendment also allows, among other things, the incurrence of secured debt (in the form of loans or bonds), with proceeds to repay existing term loans; up to $150 million of sales/leasebacks, with 100% of net proceeds used to repay existing term loans ahead of extended term loans; asset sales in aggregate of greater than $250 million in Fair Market Value, with 100% of net proceeds used to repay existing term loans ahead of extended term loans, and includes a revolving credit facility commitment reduction equal to 5% of the net proceeds upon such sale; and additional offerings of credit extensions.

Other terms of the amendment included a reduction in the Partnership’s existing $345 million revolving credit facilities, including a $30 million reduction in its U.S. facility and a $5 million reduction in its Canadian facility.

(8) Income and Partnership Taxes:

Under FASB ASC 740-10-05 “Income Taxes” and FASB ASC 830-740-05 “Foreign Currency Matters” (SFAS No. 109, “Accounting for Income Taxes”) income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2009, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(9) Fair Value Measurements:

The Partnership adopted FASB ASC 820 “Fair Value Measurements and Disclosures” and FASB ASC 815-10-05 (SFAS No. 157, “Fair Value Measurements”), on January 1, 2008. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principles (GAAP), certain assets and liabilities must be measured at fair value, and FASB ASC 820-10 and FASB 815-10 detail the disclosures that are required for items measured at fair value. Under FASB ASC 825 “Financial Instruments” (SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”), entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Partnership did not elect the fair value measurement option under FASB ASC 825 for any of its financial assets or liabilities.

FASB ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The table below presents the balances of liabilities measured at fair value as of September 27, 2009 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$91,759	$—	$91,759	$—
Cross-currency swap agreements	35,549	—	35,549	—

Total (1)	$127,308	$—	$127,308	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are provided by the counterparty. The significant inputs, including the LIBOR and foreign currency forward curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment reducing the derivative liabilities by approximately $1.0 million as of September 27, 2009. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at September 27, 2009.

FASB ASC 825-10-65 (FSP on SFAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”), issued in April 2009, requires disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. FASB ASC 825-10-65 amends FASB ASC 270 “Interim Reporting” (APB Opinion No. 28, “Interim Financial Reporting”), to require those disclosures in all interim financial statements. FASB ASC 825-10-65 is effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a material effect on the Partnership’s condensed consolidated financial statements.

The fair value of our term debt at September 27, 2009, was approximately $1,366.4 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. Under terms of the Credit Agreement and swap agreements, the Partnership may prepay some or all of its debt without premium or penalty at any time.

(10) Subsequent Events:

In connection with the preparation of the condensed consolidated financial statements, the Partnership evaluated subsequent events after the balance sheet date of September 27, 2009 through November 6, 2009, the date the financial statements were available to be issued.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, California’s Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California and, in previous periods, Star Trek, an interactive adventure in Las Vegas, which closed to the public on September 2, 2008, after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek are not material to the consolidated financial statements.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•	Accounting for Business Combinations

•	Property and Equipment

•	Impairment of Long-Lived Assets

•	Long-Lived Intangible Assets

•	Self-insurance Reserves

•	Derivative Financial Instruments

•	Revenue Recognition

In the third quarter of 2009, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income for the three, nine and twelve-month periods ended September 27, 2009 and September 28, 2008.

	Three months ended		Nine months ended		Twelve months ended
	9/27/09 (13 weeks)	9/28/08 (13 weeks)	9/27/09 (39 weeks)	9/28/08 (39 weeks)	9/27/09 (52 weeks)	9/28/08 (52 weeks)
	(In thousands )
Net income	$107,614	$91,549	$61,721	$62,455	$4,972	$53,426
Provision (benefit) for taxes	77,575	91,614	48,265	52,143	(4,813)	9,406
Interest expense	31,183	31,849	90,994	98,912	121,643	133,588
Depreciation and amortization	66,413	60,986	113,604	111,258	128,184	124,706
Equity-based compensation	154	181	613	639	690	814
Loss on impairment of goodwilland other intangibles	—	—	—	—	86,988	—
(Gain) loss on impairment/retirement of fixed assets, net	188	6,125	218	9,390	(747)	25,070
(Gain) on sale of other assets	(23,098)	—	(23,098)	—	(23,098)	—
Net change in fair value of swaps	3,084	—	3,084	—	3,084	—
Other (income) expense	1,508	240	1,303	(208)	1,102	(3,010)

Adjusted EBITDA	$264,621	$282,544	$296,704	$334,589	$318,005	$344,000

Results of Operations:

Nine Months Ended September 27, 2009 –

The fiscal nine-month period ended September 27, 2009, consisted of 39 weeks and included a total of 2,195 operating days compared with 39 weeks and 2,170 operating days (excluding Star Trek which closed in September 2008) for the fiscal nine-month period ended September 28, 2008.

The following table presents key financial information for the nine months ended September 27, 2009 and September 28, 2008:

	Nine Months ended 9/27/09	Nine months ended 9/28/08	Increase (Decrease)
	(39 weeks)	(39 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	18,750	20,006	(1,256)	(6.3)
Per capita spending	$39.73	$40.28	$(0.55)	(1.4)
Out-of-park revenues	$86,443	$93,976	$(7,533)	(8.0)

Net revenues	$810,505	$876,958	$(66,453)	(7.6)
Cash operating costs and expenses	513,801	542,369	(28,568)	(5.3)

Adjusted EBITDA	296,704	334,589	(37,885)	(11.3)
Depreciation and amortization	113,604	111,258	2,346	2.1
Equity-based compensation	613	639	(26)	(4.1)
Loss on impairment/retirement of fixed assets	218	9,390	(9,172)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$205,367	$213,302	$(7,935)	(3.7)

N/M - Not meaningful

Although the nine-month period ending September 27, 2009 had an additional 25 operating days, net revenues for the period decreased $66.5 million to $810.5 million from $877.0 million for the nine months ended September 28, 2008. On a same park basis, excluding revenues from Star Trek, which closed in September of 2008, net revenues decreased $57.0 million.

The decrease in revenues reflects a 6%, or 1.3 million visit, decrease in attendance for the first nine months of 2009 when compared with the same period a year ago. The decrease in attendance was the result of a sharp decline in group sales business, which continues to be negatively affected by the poor economy, a decrease in season pass visits due to a decline in season pass sales during the year, and poor weather, particularly cooler than normal temperatures throughout much of the season at our northern and southern regions. The revenue decline also represents a slight decrease of 1%, or $0.55, in average in-park per capita spending for the period. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Through the first nine months of the year, average in-park per capita spending was up slightly in the southern and western regions, but was offset by a decline in the northern region. Excluding the effects of Star Trek, the decrease in per capita spending for the nine month period would have been $0.31, or less than 1%. Over the nine-month period, out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, decreased 8%, or $7.5 million between years, due primarily to declines in occupancy rates at most of our hotel properties.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses decreased 5%, or $28.6 million, to $513.8 million for the period ended September 27, 2009 versus $542.4 million for the same period in 2008. The decrease in operating costs is the direct result of the successful implementation of numerous cost savings initiatives across our parks, as a proactive step to largely offset the impact of the negative attendance trends, and to a lesser extent the closing of Star Trek in late 2008.

In late August, we completed the sale of 87 acres of surplus land at Canada’s Wonderland to the Vaughan Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during the period. After the gain on the sale of the Canadian land, depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating profit for the period decreased $7.9 million to $205.4 million in 2009 compared with $213.3 million in 2008.

Interest expense for the nine months ended September 27, 2009 decreased $7.9 million to $91.0 million, primarily due to lower interest rates on our variable-rate outstanding borrowings along with lower average debt balances. Since the beginning of the year, we’ve retired $101.2 million of term debt through regularly scheduled debt amortization payments, as well as the use of available cash from the reduction in our annual distribution rate and the net proceeds from the sale of excess land at Canada’s Wonderland.

During the first nine months of the year, a provision for taxes of $48.2 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (“PTP”) taxes. This compares with a $52.1 million provision for taxes for the same fiscal nine-month period in 2008. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The 2009 estimated annual effective tax rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from our corporate subsidiaries. The amount of this adjustment has a disproportionate impact on our annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. Cash taxes paid or payable are not impacted by these interim tax provisions and are estimated to be $18-$22 million for the 2009 calendar year.

After interest expense, net change in fair value of swaps, other expense, and the provision for taxes, net income for the nine months ended September 27, 2009 totaled $61.7 million, or $1.10 per diluted limited partner unit, compared with net income of $62.5 million, or $1.12 per unit, for the same period a year ago.

For the nine-month period, adjusted EBITDA decreased $37.9 million, or 11%, to $296.7 million compared with $334.6 million during the same period a year ago. The $37.9 million decrease in EBITDA was attributable to the decline in nine-month revenues resulting largely from decreased attendance and reduced occupancy rates at our resort properties, offset largely by our continued focus on cost controls during the period.

Third Quarter –

The fiscal three-month period ended September 27, 2009, consisted of 13 weeks and included a total of 1,255 operating days compared with 13 weeks and 1,191 operating days (excluding Star Trek which closed in September 2008) for the fiscal three-month period ended September 28, 2008.

The following table presents key financial information for the three months ended September 27, 2009 and September 28, 2008:

	Three months	Three months
	ended	ended
	9/27/09	9/28/08	Increase (Decrease)
	(13 weeks)	(13 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	12,110	12,434	(324)	(2.6)
Per capita spending	$39.85	$40.18	$(0.33)	(0.8)
Out-of-park revenues	$49,868	$53,500	$(3,632)	(6.8)

Net revenues	$519,913	$540,322	$(20,409)	(3.8)
Cash operating costs and expenses	255,292	257,778	(2,486)	(1.0)

Adjusted EBITDA	264,621	282,544	(17,923)	(6.3)
Depreciation and amortization	66,413	60,986	5,427	8.9
Equity-based compensation	154	181	(27)	(14.9)
Loss on impairment / retirement of fixed assets	188	6,125	(5,937)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$220,964	$215,252	$5,712	2.7

N/M - Not meaningful

Net revenues for the quarter ended September 27, 2009 decreased 4%, or $20.4 million, to $519.9 million from $540.3 million in 2008, despite the current quarter having an additional 64 operating days. This decrease reflects a 3%, or 324,000-visit, decline in attendance, a 7%, or $3.6 million, decrease in out-of-park revenues, and a less than 1% decrease of in-park per capita spending. As mentioned in the nine-month discussion above, the revenue and attendance declines were primarily due to shortfalls in our group sales business, a result of the poor economy reducing the number of company and group sponsored activities, and a decline in season-pass sales and visits due to the soft economy and cooler than normal temperatures throughout the operating season across our northern and southern region parks. The decrease in out-of-park revenue was primarily due to softness in occupancy rates at most of our hotel properties.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter decreased 1% to $255.3 million from $257.8 million in 2008, offsetting a portion of the decline in revenues, as a result of continued cost control efforts across our parks.

The third quarter results reflect a $23.1 million gain from the sale of 87 acres of surplus land near Canada’s Wonderland in Toronto, Ontario as part of our strategy to reduce debt. After the gain on the Canadian land sale, depreciation, amortization, loss on impairment / retirement of fixed assets, and other non-cash costs, operating income for the quarter totaled $221.0 million, up $5.7 million from $215.3 million for the third quarter of 2008.

Interest expense for the third quarter in 2009 compared with the same period in 2008 decreased slightly to $31.2 million from $31.8 million. During the quarter, a provision for taxes of $77.6 million was recorded to account for the tax attributes of our corporate subsidiaries and PTP taxes, compared to a provision for taxes of $91.6 million in the same period a year ago. After interest expense, the net change in fair market value of swaps, other (income) expense, and the provision for taxes, the net income for the period totaled $107.6 million, or $1.92 per diluted limited partner unit, compared with net income of $91.5 million, or $1.65 per unit, a year ago.

For the quarter, adjusted EBITDA decreased 6% to $264.6 million from $282.5 million a year ago. The $17.9 million decrease in EBITDA was attributable to the decline in third-quarter revenues resulting largely from decreased attendance and reduced occupancy rates at our resort properties, offset partially by our continued focus on cost controls during the period.

Twelve Months Ended September 27, 2009 –

The twelve-month period ended September 27, 2009, consisted of 52 weeks compared with 52 weeks in the twelve-month period ended September 28, 2008, and had a comparable number of operating days.

The following table presents key financial information for the twelve months ended September 27, 2009 and September 28, 2008:

	Twelve months	Twelve months
	ended	ended
	9/27/09	9/28/08	Increase (Decrease)
	(52 weeks)	(52 weeks)	$	%
	(Amounts in thousands except per capita spending)
Attendance	21,464	22,515	(1,051)	(4.7)
Per capita spending	$39.63	$40.30	$(0.67)	(1.7)
Out-of-park revenues	$102,386	$110,246	$(7,860)	(7.1)

Net revenues	$929,779	$992,405	$(62,626)	(6.3)
Cash operating costs and expenses	611,774	648,405	(36,631)	(5.6)

Adjusted EBITDA	318,005	344,000	(25,995)	(7.6)
Depreciation and amortization	128,184	124,706	3,478	2.8
Equity-based compensation	690	814	(124)	(15.2)
Loss on impairment of goodwill and other intangibles	86,988	—	86,988	N/M
(Gain) loss on impairment / retirement of fixed assets	(747)	25,070	(25,817)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$125,988	$193,410	$(67,422)	(34.9)

N/M - Not meaningful

Net revenues for the twelve months ended September 27, 2009, were $929.8 million compared with $992.4 million for the twelve months ended September 28, 2008, a decrease of $62.6 million. The decrease in net revenues reflects a 5%, or 1.1 million-visit, decrease in attendance, a 2% decrease in average in-park guest per capita spending, and a decrease of 7%, or $7.9 million in out-of-park revenues, primarily due to declines in occupancy levels across our hotel properties. Excluding the effects of Star Trek, which closed in September 2008, net revenues would have decreased $52.5 million, or 5%, on a decrease of less than 1% in average in-park guest per capita spending and a decline in attendance of 4%.

For the twelve-month period, operating costs and expenses, before depreciation, amortization and other non-cash costs, decreased 6%, or $36.6 million, to $611.8 million from $648.4 million for the same period a year ago. For the twelve months ended September 27, 2009, we recognized a $23.1 million gain on the sale of surplus land at Canada’s Wonderland (as discussed above), as well as an $87.0 million charge for the impairment of goodwill and other intangible assets relating to the PPI acquisition.

During the twelve month period ended September 28, 2008, we also recognized losses of $19.0 million on non-cash impairment charges at Geauga Lake and $6.1 million on retirements of fixed assets. After these losses, the gain on the Canadian land sale, depreciation, amortization and other non-cash expenses, operating income for period totaled $126.0 million compared to operating income of $193.4 million a year ago.

Interest expense for the twelve months ended September 27, 2009 decreased $12.0 million to $121.6 million compared with $133.6 million for the same period in 2008. This decrease is primarily due to lower outstanding balances on our term debt, as we’ve paid down $109.9 million in term debt borrowings. During the period, we recorded a benefit for taxes of $4.8 million to account for the tax attributes of our corporate subsidiaries and PTP taxes, which compares with a provision for taxes of $9.4 million a year ago.

After interest expense, net change in fair value of swaps, other expense, and provision for taxes, net income for the twelve months ended September 27, 2009 was $5.0 million, or $0.09 per diluted limited partner unit, compared with net income of $53.4 million, or $0.96 per diluted limited partner unit, for the twelve months ended September 28, 2008.

For the twelve-month period, adjusted EBITDA totaled $318.0 million in 2009, representing approximately an 8%, or $26.0 million, decrease from $344.0 million over the same period in 2008. Over this period, our adjusted EBITDA margin was flat compared with same period a year ago. The decrease in adjusted EBITDA in 2009 was primarily due to revenue shortfalls resulting from the difficult prevailing economic climate in 2009, as well as poor weather conditions, particularly cooler than usual temperatures in all of our regions, substantially offset by our continued focus on controlling costs.

October 2009 –

October operating results have continued to be negatively affected by poor weather conditions, as well as the soft economy. Compared to the record setting performance in October 2008, revenues for the month were down $10.2 million, or 11%. This decrease was in large part the result of a 255,000-visit shortfall in attendance, with flat average in-park per capita spending. Over this same period, out-of-park revenues were down approximately $315,000.

Combined revenues for the first ten months of the year, on a same-park basis (excluding the impact of Star Trek which closed in September 2008), were $912.7 million compared with $983.2 million for the same period a year ago, on 28 more operating days. This is a result of a 6% decrease in attendance to 20.6 million visitors compared with 22.0 million in 2008, a decrease of 1% in average in-park guest per capita spending to $39.65, and a decrease in out-of-park revenues of $8.0 million to $94.5 million, due to declines in hotel occupancy.

Liquidity and Capital Resources:

With respect to both liquidity and cash flow, we ended the third quarter of 2009 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at September 27, 2009 is the result of our seasonal business and careful management of cash flow to reduce borrowings. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

At the end of the quarter, we had $1,600.2 million of variable-rate term debt and no outstanding borrowings under our revolving credit facilities, and cash on hand of $56.2 million. After letters of credit, which totaled $11.2 million at September 27, 2009, we had $298.8 million of available borrowings under our revolving credit agreements. Of our total term debt, $16.5 million is scheduled to mature within the next twelve months.

In 2006, we entered into several interest rate swap agreements which effectively converted $1.0 billion of our variable-rate debt to a fixed rate of 7.6%.

In 2007, we terminated two cross-currency swaps, which were effectively converting variable-rate debt related to our wholly owned Canadian subsidiary to fixed-rate debt, and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of this mismatch of the notional amounts, we’ve determined that the swaps will no longer be highly effective going forward. This resulted in the de-designation of the swaps as of the end of August.

We entered into these various swap arrangements as a means of reducing the risk associated with volatility in interest rates in order to keep our cash interest costs predictable. The fair market value of these instruments is recorded as a liability of $127.3 million in “Derivative Liability” on the September 27, 2009 unaudited condensed consolidated balance sheet with the offset of the effective portion of the swaps reducing Partners’ Equity and the ineffective portion being recorded in the unaudited condensed consolidated statement of operations in “Net change in fair market value of swaps”. The liability and the amounts in Partners’ Equity is expected to reverse over time as the swaps approach their maturity dates and continue to serve their purpose of leveling cash interest costs.

In August of 2009, we entered into an agreement with our lenders to amend our credit agreement and extend a portion of our term debt under that agreement. As part of the amendment, $900 million of term debt scheduled to mature in 2012 was extended by two years to 2014. Other terms of the amendment included a reduction of $35 million in our revolving credit facilities. The extended term debt bears interest at a rate of LIBOR plus 400 bps. Further details of the amendment can be found in our Form 8-K filing on August 14, 2009.

We continue to look at a wide range of alternatives to address our capital structure and reduce debt levels. One such alternative examined was our distribution policy. In response to this examination, in March 2009, we announced that we were reducing our annual distribution rate from $1.92 per unit to $1.00 per unit beginning with the distribution declared during the second quarter of 2009. During the first nine months of 2009, we used the cash available from our reduced distributions to retire $39.0 million of term debt.

Also, as part of the March 2009 announcement, we made note of the marketing for sale of three of our amusement parks, as well as the continued marketing efforts to sell excess land. In August 2009, we completed a transaction with the Vaughan Health Campus of Care in Ontario, Canada for the sale of 87 acres of surplus land near Canada’s Wonderland. Net proceeds from the sale of the land totaled $53.8 million and were used entirely to retire term debt. The reduction of our distribution, along with the successful execution of selling the Canadian land, has allowed us to retire more than $90 million of term debt during the first nine months of 2009.

Our efforts, although successful, have not been enough to offset the decrease in the 2009 operating performance. Based on trailing twelve month results as of September 27, 2009, preliminary October results and a tightening at December 31st of the maximum consolidated leverage ratio within the Credit Agreement, it is expected that we will suspend distributions beginning in 2010 and the cash flow be redirected to retire term debt. If, as expected, the distribution is eliminated in early 2010, we should be able to reduce our debt by approximately $200 million over the next two fiscal years.

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

We manage interest rate risk through the use of a combination of interest rate swaps, which fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit loans. We mitigate a portion of our foreign currency exposure from the Canadian dollar through the use of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of our net investment in our Canadian operations, is accomplished through the use of cross currency swaps. Translation exposures with regard to our Canadian operations are not hedged.

For derivative instruments that are designated and qualify as cash flow hedges under FASB ASC 815, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities under FASB ASC 815 are reported as “Net change in fair value of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized on a straight-line basis, over the remaining life of the interest rate swap, and reported as a component of “Net change in fair value of swaps” in the consolidated statement of operations.

After considering the impact of interest rate swap agreements, at September 27, 2009, $1,261.9 million of our outstanding long-term debt represented fixed-rate debt and $338.3 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $4.4 million as of September 27, 2009.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an approximate $4.1 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 27, 2009, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -

There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2009 third quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: November 6, 2009	/s/ Peter J. Crage
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