Form 10-K
period 2009-12-31
CEDAR FAIR L P
filed 2010-02-26
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from ______________ to ________________

Commission file number 1-9444

CEDAR FAIR, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	34-1560655 (I.R.S. Employer Identification No.)

One Cedar Point Drive Sandusky, Ohio (Address of principal executive office)	44870-5259 (Zip Code)

Registrant’s telephone number, including area code: (419) 626-0830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Units (Representing Limited Partner Interests)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 26, 2009 of $10.56 per unit was approximately $563,031,469.

Number of Depositary Units representing limited partner interests outstanding as of February 15, 2010: 55,266,755

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement for its annual meeting of unitholders to be held in May 2010, which will be filed by the Registrant within 120 days after the close of its 2009 fiscal year.

*********************************

The Exhibit Index is located on page 59

Page 1 of 65 pages

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

In 2009, the Partnership entertained more than 21 million visitors. All of the Partnership’s parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan’s Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott’s Berry Farm, located near Los Angeles in Buena Park, California; and California’s Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a management contract for Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and six separate-gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott’s Berry Farm and Worlds of Fun, the fourth is located near San Diego, the fifth is in Palm Springs, California, and the sixth is Geauga Lake’s Wildwater Kingdom (“Geauga Lake”) located near Cleveland in Aurora, Ohio. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

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

The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of rides and live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating season, the parks conduct active television, radio, newspaper and internet advertising campaigns in their major market areas geared toward these two groups.

Agreement with Private Equity Firm

On December 16, 2009, the Partnership and its general partner entered into a merger agreement with Siddur Holdings, Ltd., a New York corporation (now known as Cedar Holdco Ltd), and Siddur Merger Sub, LLC, a Delaware limited liability company (now known as Cedar Merger Sub LLC), both affiliates of Apollo Global Management (Apollo), providing for Siddur Merger Sub, LLC to be merged with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Siddur Holdings, Ltd. Under terms of the agreement, at the effective time of the merger, each holder of Partnership units will receive $11.50 in cash for each outstanding unit held by that unitholder, subject to certain provisions stated in the merger agreement, and those units will be cancelled. Following the merger, the Partnership will cease to be an independent, publicly traded limited partnership, and unitholders will have no further interest in the Partnership.

The adoption of the merger agreement and approval of the transactions contemplated therein require the affirmative vote of holders representing two-thirds of the outstanding units. On February 10, 2010, the Partnership filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”), which provides a detailed description of the merger agreement. The special meeting of unitholders to consider and vote on the transaction is scheduled for March 16, 2010, and unitholders of record as of the close of business on February 12, 2010 are entitled to vote. Please refer to the proxy statement for a full discussion of the proposed transaction.

The Partnership expects that the transaction will be completed in the second quarter of 2010, subject to satisfaction or waiver of closing conditions, including unitholder approval as discussed above. If the merger is not completed for any reason, the Partnership will remain an independent public company and its units will continue to be listed and traded on the New York Stock Exchange under the symbol “FUN”.

Description of Parks

Cedar Point

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and has been named the Best Amusement Park in the World for twelve consecutive years by Amusement Today’s international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park’s total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

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

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 3,300 of the park’s approximately 3,800 seasonal and part-time employees.

Knott’s Berry Farm

Knott’s Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County and a large national and international tourism population.

The park is renowned for its seasonal events, including a special Christmas promotion, “Knott’s Merry Farm,” and a Halloween event called “Knott’s Scary Farm,” which has been held for more than 30 years and is annually rated one of the best Halloween events in the industry by Amusement Today’s international survey.

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

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park has received recognition for the Best Kids’ Area in the World for nine consecutive years and its 2009 steel roller-coaster, Diamondback, was voted second best new ride for 2009 by Amusement Today’s international survey.

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

The Partnership also owns a dormitory facility located adjacent to the park that houses up to 440 of the park’s approximately 3,800 seasonal employees.

Carowinds

Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds’ major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park’s total market area includes approximately 14 million people.

The park also offers Camp Wilderness Resort, a camping area that offers a convenience and merchandise store, laundry facilities, a swimming pool, miniature golf, shuffleboard, and sand volleyball courts. The campground has more than 140 RV sites and 57 spacious tent and pop-up sites. The campground also offers a free shuttle service between the campground and amusement park.

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

Worlds of Fun

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent separate-gated water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska. In 2009, Worlds of Fun introduced Prowler, a new wooden roller coaster, which was voted best new ride of 2009 by Amusement Today’s international survey.

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

Geauga Lake’s Wildwater Kingdom

Geauga Lake’s Wildwater Kingdom (Geauga Lake), near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in 2004. This family-oriented water park serves a total market area of approximately 17 million people. The park’s major markets include Cleveland, Akron and Youngstown.

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

GOVERNMENT REGULATION

All rides are run and inspected daily by both the Partnership’s maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership’s insurance carrier and, at all parks, except Valleyfair, by state ride-safety inspectors. Valleyfair contracts with a third party to inspect its rides per Minnesota law and submits the third-party report to the state agency.

EMPLOYEES

The Partnership has approximately 1,700 full-time employees. During the peak operating season, it has approximately 34,600 seasonal and part-time employees, most of whom are high school and college students. Approximately 3,300 of Cedar Point’s seasonal employees, 400 of Valleyfair’s seasonal employees, and 440 of Kings Dominion’s seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position with General Partner
Richard L. Kinzel	69	Dick Kinzel has served as Chairman since 2003 and President and Chief Executive Officer since 1986. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972, and from 1978 to 1986 he served as vice president and general manager of Valleyfair.

Jacob T. Falfas	58	Jack Falfas has served as Chief Operating Officer since April 2005. Prior to that, he served as Vice President & General Manager of West Coast Operations from 2001 through 2005 and as Vice President & General Manager of Knott’s Berry Farm from December 1997 through 2000.

Peter J. Crage	48	Peter Crage has served as Corporate Vice President of Finance and Chief Financial Officer since July 2005. In August 2004, he rejoined Cedar Fair to serve as Vice President and Corporate Controller after having served as Vice President of Finance at Delaware North Companies in their Parks and Resorts Division. Prior to that Mr. Crage served as Corporate Treasurer of Cedar Fair from 1999 to 2002.

Robert A. Decker	49	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.

Craig J. Freeman	56	Craig Freeman has served as Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	44	Duffield Milkie has served as Corporate Vice President — General Counsel since February 2008. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

Brian C. Witherow	43	Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	54	Phil Bender has served as a Regional Vice President since June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Richard A. Zimmerman	49	Richard Zimmerman has served as Regional Vice President since June 2007. Prior to that, he served as Vice President and General Manager of Kings Dominion since 1998.

AVAILABLE INFORMATION

Copies of the Partnership’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Partnership’s Investor Relations Office or through its web site (www.cedarfair.com).

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

Risks Related to Our Business

The consummation of our proposed merger with affiliates of Apollo is not certain, and its delay or failure could adversely affect our business and the price of our units.

Completion of the merger is subject to the satisfaction of various conditions, including adoption of the merger by an affirmative vote of two-thirds of our outstanding units. We cannot guarantee that the closing conditions will be satisfied or that the merger will be completed. If our unitholders do not approve the merger, we may be required to pay the affiliates of Apollo for their documented out-of-pocket expenses in connection with the merger agreement up to $6,500,000. In addition, the current market price of our units may reflect a market assumption that the merger will occur, and failure to complete the merger could result in a decline in the market price of our units.

Continued uncertainty about the proposed merger may adversely impact our business and financial condition. We have incurred, and continue to incur, substantial costs in connection with the proposed merger. These costs are primarily associated with fees of attorneys, accountants and financial advisors. While the merger is pending, we are subject to restrictions contained in the merger agreement on the conduct of our business, particularly with respect to capital structure. Until the closing of the merger, management must continue to dedicate substantial time and resources to the proposed merger, and employees may experience uncertainty about their future which may harm our ability to retain key individuals and hire new employees all of which could negatively impact business.

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

Our credit agreement also requires us to maintain specified financial ratios and satisfy certain other financial tests. A breach of any of these covenants for any reason, including a decline in operating results due to economic conditions, could result in an event of default under our credit agreement. If an event of default occurs and continues, our lenders could elect to cause our outstanding debt to become immediately due and payable, requiring it to be refinanced under market conditions at that time. The most critical of these ratios is the Consolidated Leverage Ratio. At December 31, 2009, this ratio, as set forth in our credit agreement, decreased to 5.25x debt-to-EBITDA. To the extent that our 2010 operating results fall below 2009 levels, our ability to satisfy the Consolidated Leverage Ratio, which steps down again at December 31, 2010 to 5.00x consolidated total debt (excluding revolving debt)-to-EBITDA, could be difficult.

Based on 2009 results, our consolidated total debt (excluding revolving debt)-to-EBITDA ratio was 5.14x at December 31, 2009 and in compliance with the covenant. We were in compliance with all other terms of the credit agreement as well as of year-end.

Our credit agreement contains certain restrictions that if not met, may limit our ability to reinstate future distributions.

Our credit agreement governs, among other things, the amount of distributions we are permitted to pay to unitholders. Certain restrictions exist when cash flow from operations, although positive, is below the levels required by the credit agreement. Also, we are required to meet certain debt to EBITDA levels to establish, maintain or increase our distribution. During the fourth quarter of 2009, we indefinitely suspended our distribution. Our ability to reinstate the distribution may be limited or impacted by these various restrictions which could negatively impact the market price of our units.

Our inability to reduce our total debt, as well as a deterioration of credit market conditions, could negatively impact our financial condition in the future.

As provided in our credit agreement, our revolving credit facilities mature in August 2011, while $645 million of our term debt matures in 2012 and $895 million matures in 2014. A failure to reduce our debt and reduce our leverage ratios, as well as a deterioration of current credit market conditions, could result in higher cash interest costs in the future and/or may limit our ability to refinance the debt.

We compete for discretionary spending with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including the current economic downturn.

Our parks compete for discretionary spending with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sports events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. The difficult regional economic conditions and recessionary periods may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different segments of our target customers within our core markets. For example, group sales and season-pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment.

The current negative economic conditions, such as higher unemployment rates, a constrained credit market and housing-related pressures, has affected our guests’ levels of discretionary spending. A continued decrease in discretionary spending due to decreases in consumer confidence in the economy, a continued economic slowdown or further deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The continued materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.

Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, which negatively affects our revenues. Although we believe that our ownership of many parks in different geographic locations reduces the effect that adverse weather can have on our consolidated results, we believe that our operating results in 2009 were adversely affected by abnormally cold and wet weather in a number of our major U.S. markets.

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

We are subject to pending litigation that could delay or prevent the consummation of the proposed merger.

The Partnership, its general partner and its board of directors have been named as defendants in putative class actions filed in various jurisdictions in connection with the proposed merger. The plaintiffs in the litigation seek, among other things, injunctive relief to prevent the consummation of the merger. We believe the lawsuits are without merit and will defend them vigorously, but an unfavorable resolution of any such litigation could delay or prevent completion of the merger.

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

Kings Island, located in Ohio, is situated on approximately 677 acres, of which 326 acres have been developed and 351 acres remain available for future expansion.

Canada’s Wonderland, located near Toronto near Vaughn, Ontario, is situated on approximately 290 acres, virtually all of which have been developed. In 2009, the Partnership sold approximately 87 acres of property adjacent to the park to the Vaughan Health Campus of Care for net proceeds totaling $53.8 million.

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

At Geauga Lake, the Partnership owns approximately 671 total acres, of which 65 acres have been developed and are in use at the water park and an additional 35 acres are being held for future expansion. The remaining acreage is available for sale or for future development. Geauga Lake is located in Ohio.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.

All of the Partnership’s property is owned in fee simple, with the exception of Great America in Santa Clara, California, and encumbered by the August 12, 2009 Amended Agreement. The Partnership leases this land from the City of Santa Clara through a long-term lease agreement that automatically renews through 2039 with options to terminate at the Partnership’s discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Litigation related to the pending merger of the Company

Erie County, Ohio Lawsuits

On January 26, 2010, a Consolidated Amended Class Action Complaint (the “Amended Complaint”) was filed in the Common Pleas Court of Erie County, on behalf of eighteen individual unitholders and all other unitholders of the Partnership, against the Partnership, the Board of Directors and the General Partner of the Partnership (collectively, the “Cedar Fair Defendants”) and Apollo Global Management. The Amended Complaint alleges that the proposed transaction resulted from an unfair and inadequate process and offers an inadequate price. The Amended Complaint further alleges that the preliminary proxy statement regarding the merger on Schedule 14A (the “Preliminary Proxy”), filed with the Securities and Exchange Commission on January 8, 2010, was materially incomplete and misleading and omitted or misstated necessary information. Plaintiffs seek, among other things, an injunction preventing the consummation of the merger.

The Cedar Fair Defendants filed a motion to dismiss the Amended Complaint on February 9, 2010. The motion is currently pending. On February 19, 2010, plaintiffs filed a Motion For Preliminary Injunction based on their claim that the Preliminary Proxy was materially incomplete and misleading and omitted or misstated necessary information. A preliminary injunction hearing has been scheduled for March 10, 2010.

Delaware Lawsuit

On January 20, 2010, an additional putative class action was commenced in the Delaware Court of Chancery by Ruth Walton, a purported unitholder, on behalf of herself and all other unitholders of the Partnership, against the Cedar Fair Defendants, and Apollo Global Management and certain Apollo affiliates, seeking to enjoin the merger on fiduciary duty grounds and making price, process and disclosure allegations similar to those set forth in the Ohio action described above.

On January 29, 2010, the Delaware Court of Chancery granted the Cedar Fair Defendant’s and Apollo Global Management’s request for a stay of the Delaware case.

Northern District of Ohio Lawsuit

On February 5, 2010, an additional putative class action was commenced in the United States District Court for the Northern District of Ohio by Leo Mortiz, a purported unitholder, on behalf of himself and all other unitholders of the Partnership, against the Cedar Fair Defendants seeking to enjoin the merger and alleging that the preliminary proxy is materially misleading in violation of Section 14(a) of the Exchange Act. An amended complaint was filed on February 19, 2010, which is identical to the originally filed complaint except that its claims relate to the definitive proxy filed on February 10, 2010. The Cedar Fair Defendants have not been served with either complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2010, there were approximately 8,200 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership’s equity incentive plans. The cash distributions declared and the high and low prices of the Partnership’s units are shown in the table below:

2009	Distribution	High	Low
4th Quarter	$0.250	$11.41	$6.03
3rd Quarter	$0.250	12.00	9.39
2nd Quarter	$0.250	12.55	8.71
1st Quarter	$0.480	14.10	5.75

2008	Distribution	High	Low
4th Quarter	$0.480	$21.00	$11.25
3rd Quarter	$0.480	23.57	16.14
2nd Quarter	$0.480	25.00	18.94
1st Quarter	$0.475	24.50	19.25

Our 2009 Amended Credit Agreement includes customary covenants to monitor operating performance, as well as liquidity ratios that govern our partnership distributions. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio which applies only to the ability to declare and pay distributions. At December 31, 2009, this ratio set forth in the 2009 Amended Agreement decreased to 4.75x consolidated total debt (excluding revolving debt)-to-EBITDA, and as of such date, our consolidated total debt (excluding revolving debt)-to-EBITDA was 5.14x. Based on our 2009 results, we do not meet this covenant and distributions were suspended as of December 31, 2009.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P – Movies and Entertainment Index, assuming investment of $100 on December 31, 2004.

	Base Period 2004	Return 2005	Return 2006	Return 2007	Return 2008	Return 2009
Cedar Fair, L.P.	100.00	91.93	98.36	78.13	50.79	52.56
S&P 500	100.00	104.91	121.48	128.14	80.73	102.10
S&P 400	100.00	112.56	124.17	134.08	85.50	117.46
S&P Movies and Entertainment	100.00	88.32	113.28	102.48	59.57	87.95

ITEM 6.	SELECTED FINANCIAL DATA.

	2009	2008	2007	2006 (1)	2005
	(In thousands, except per unit and per capita amounts)
Operating Data
Net revenues	$916,075	$996,232	$986,973	$831,389	$568,707
Operating income	185,543	133,923	154,571	219,496	137,322
Income before taxes	50,407	4,771	9,738	126,564	111,576
Net income (loss)	35,429	5,706	(4,491)	87,477	160,852
Net income (loss) per unit — basic	0.64	0.10	(0.08)	1.62	3.00
Net income (loss) per unit — diluted	0.63	0.10	(0.08)	1.59	2.93

Financial Position
Total assets	$2,145,439	$2,186,083	$2,418,668	$2,510,921	$1,024,794
Working capital (deficit)	(70,212)	(50,705)	(59,960)	(54,750)	(90,123)
Long-term debt	1,626,346	1,724,075	1,752,911	1,777,163	470,850
Partners’ equity	127,862	106,786	285,092	410,615	434,234

Distributions
Declared per limited partner unit (2)	$1.23	$1.92	$1.90	$1.41	$1.84
Paid per limited partner unit	1.23	1.92	1.90	1.87	1.83

Other Data
Depreciation and amortization	$132,745	$125,838	$130,623	$90,703	$55,765
Adjusted EBITDA (3)	299,908	355,890	340,668	310,274	194,200
Capital expenditures	69,136	83,481	78,522	59,458	75,655
Combined attendance (4)	21,136	22,720	22,113	19,317	12,738
Combined in-park guest per capita spending (5)	$39.56	$40.13	$40.60	$38.71	$37.68

Notes:

(1)	Operating results for the Paramount Parks are included for the period subsequent to their acquisition date in June 2006.

(2)	The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007. Therefore, 2006 distributions declared reflect only three quarterly distribution declarations, while four quarterly payments were made in the year.

(3)	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of Adjusted EBITDA to net income (the most comparable financial measure) is provided below.

	2009	2008	2007	2006	2005
	(in thousands)
Net income (loss)	$35,429	$5,706	$(4,491)	$87,477	$160,852
Provision (benefit) for taxes	14,978	(935)	14,229	39,087	(49,276)
Other (income) expense	1,260	(409)	(735)	(59)	(459)
Net change in fair value of swaps	9,170	—	—	—	—
Loss on early extinguishment of debt	—	—	—	4,697	—
Interest expense	124,706	129,561	145,568	88,294	26,205
Depreciation and amortization	132,745	125,838	130,623	90,703	55,765
Equity-based compensation	(26)	716	576	75	1,113
Loss on impairment of goodwill and other intangibles	4,500	86,988	—	—	—
Loss on impairment / retirement of fixed assets	244	8,425	54,898	—	—
Gain on sale of other assets	(23,098)	—	—	—	—

Adjusted EBITDA	$299,908	$355,890	$340,668	$310,274	$194,200

(4)	Combined attendance includes attendance figures from the eleven amusement parks, six separately gated outdoor water parks, and Star Trek: The Experience, which closed in September 2008. Attendance for the Paramount Parks is included for the period subsequent to their acquisition in June 2006.

(5)	Combined guest per capita spending includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California and Star Trek: The Experience (Star Trek), an interactive adventure in Las Vegas, which closed to the public on September 2, 2008 after management concluded it would not renew a contract scheduled to expire on December 31, 2008. The results of operations of Star Trek are not material to the consolidated financial statements.

Agreement with Private Equity Firm

On December 16, 2009, the Partnership and its general partner entered into a merger agreement with Siddur Holdings, Ltd., a New York corporation (now known as Cedar Holdco Ltd), and Siddur Merger Sub, LLC, a Delaware limited liability company (now known as Cedar Merger Sub LLC), both affiliates of Apollo, providing for Siddur Merger Sub, LLC to be merged with and into the Partnership, and if requested by Siddur Holdings, Ltd., for the Partnership to be converted to a limited liability company, with the Partnership surviving as a wholly owned subsidiary of Siddur Holdings, Ltd. Under terms of the agreement, at the effective time of the merger, each holder of Partnership units will receive $11.50 in cash for each outstanding unit held by that unitholder, subject to certain provisions stated in the merger agreement, and those units will be cancelled. Following the merger, the Partnership will cease to be an independent, publicly traded limited partnership, and unitholders will have no further interest in the Partnership.

The adoption of the merger agreement and approval of the transactions contemplated therein require the affirmative vote of holders representing two-thirds of the outstanding units. On February 10, 2010, the Partnership filed a definitive proxy statement with the SEC, which provides a detailed description of the merger agreement. The special meeting of unitholders to consider and vote on the transaction is scheduled for March 16, 2010, and unitholders of record as of the close of business on February 12, 2010 are entitled to vote. Please refer to the proxy statement for a full discussion of the proposed transaction.

The Partnership expects that the transaction will be completed in the second quarter of 2010, subject to satisfaction or waiver of closing conditions, including unitholder approval as discussed above. If the merger is not completed for any reason, the Partnership will remain an independent public company and its units will continue to be listed and traded on the New York Stock Exchange under the symbol “FUN”.

The merger agreement contains customary restrictions on the operations of the Company prior to the consummation of the transaction, including certain restrictions related to the incurrence of debt and capital expenditures.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2009		2008		2007
	(In millions)		(In millions)		(In millions)
Net revenues:
Admissions	$532.8	58.2%	$566.3	56.9%	$552.1	55.9%
Food, merchandise and games	316.4	34.5%	355.9	35.7%	360.1	36.5%
Accommodations and other	66.9	7.3%	74.0	7.4%	74.8	7.6%

Net revenues	916.1	100.0%	996.2	100.0%	987.0	100.0%

Cash operating costs and expenses	616.2	67.3%	640.3	64.3%	646.3	65.5%

Adjusted EBITDA (1)	299.9	32.7%	355.9	35.7%	340.7	34.5%

Depreciation and amortization	132.8	14.5%	125.9	12.6%	130.6	13.2%
Equity-based compensation	—	0.0%	0.7	0.1%	0.6	0.1%
Loss on impairment of goodwill and other intangibles	4.5	0.5%	87.0	8.7%	—	0.0%
Loss on impairment / retirement of fixed assets	0.2	0.0%	8.4	0.9%	54.9	5.6%
(Gain) on sale of other assets	(23.1)	(2.5%)	—	0.0%	—	0.0%

Operating income	185.5	20.2%	133.9	13.4%	154.6	15.7%

Interest and other expense, net	126.0	13.8%	129.1	12.9%	144.9	14.8%
Net change in fair value of swaps	9.2	1.0%	—	0.0%	—	0.0%
Provision (benefit) for taxes	14.9	1.6%	(0.9)	(0.1%)	14.2	1.4%

Net income (loss)	$35.4	3.9%	$5.7	0.6%	$(4.5)	(0.5%)

Selective Statistical Information:
Combined attendance (in thousands)		21,136		22,720		22,113
Combined in-park guest per capita		$39.56		$40.13		$40.60

(1)	Adjusted EBITDA represents earnings before interest, taxes, depreciation, and certain other non-cash costs. For additional information regarding Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income (the most comparable financial measure), see Note 3 in Item 6, “Selected Financial Data,” on page 15.

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

Long-Lived Intangible Assets

Goodwill and indefinite-lived trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. We completed this review during the fourth quarter in 2009 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006 is annually tested for impairment as of April 1st. We completed this review during the second quarter in 2009 and determined that such goodwill and trade-names were not impaired.

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

An impairment loss may be recognized if the carrying value of the reporting unit is higher than its fair value, which is estimated using both an income (discounted cash flow) and market approach. See Note 3 in the Notes to Consolidated Financial Statements for a more detailed discussion of these approaches. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

At the end of the fourth quarter, we concluded that based on 2009 operating results and forecasted results, that a review of our trade-names was warranted. After performing this review, we determined that a portion of our trade-names, originally recorded with the PPI acquisition, were impaired. As a result, we recognized $4.5 million of trade-name impairment as of December 31, 2009.

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

The use of derivative financial instruments is accounted for according to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification’s (“ASC”) 815 “Derivatives and Hedging”. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities under FASB ASC 815 are reported as “Net change in fair value of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net change in fair value of swaps” in the consolidated statement of operations.

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

Results of Operations

2009 vs. 2008

The following table presents key operating and financial information for the years ended December 31, 2009 and 2008.

	12/31/09	12/31/08	Increase (Decrease)
			$	%
	(Amounts in thousands except per capita spending)
Attendance	21,136	22,720	(1,584)	(7.0)
Per capita spending	$39.56	$40.13	$(0.57)	(1.4)
Out-of-park revenues	$102,601	$109,919	$(7,318)	(6.7)

Net revenues	$916,075	$996,232	$(80,157)	(8.0)
Cash operating costs and expenses	616,167	640,342	(24,175)	(3.8)

Adjusted EBITDA	299,908	355,890	(55,982)	(15.7)
Depreciation and amortization	132,745	125,838	6,907	5.5
Equity-based compensation	(26)	716	(742)	(103.6)
Loss on impairment of goodwill and other intangibles	4,500	86,988	(82,488)	(94.8)
Loss on impairment / retirement of fixed assets	244	8,425	(8,181)	(97.1)
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$185,543	$133,923	$51,620	38.5

N/M—not meaningful

Consolidated net revenues totaled $916.1 million in 2009, decreasing $80.1 million, from $996.2 million in 2008. The decrease in revenues reflects a 7%, or 1.6 million-visit, decrease in attendance compared with the same period a year ago. The decrease in attendance was primarily the result of a sharp decline in group sales business, which was negatively affected by the poor economy, a decrease in season pass visits due to a decline in season pass sales during the year and poor weather, including particularly cooler than normal temperatures throughout much of the season at our northern and southern regions. The revenue decline also represents a decrease of 1%, or $0.57, in average in-park per capita spending for the year. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Excluding the effects of Star Trek, the decrease in per capita spending for the period would have been $0.34, or less than 1% when compared with the same period in 2008. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, decreased 7%, or $7.3 million between years, due primarily to declines in occupancy rates at most of our hotel properties.

Operating costs and expenses, excluding depreciation, amortization and other non-cash charges, decreased 4%, or $24.1 million, to $616.2 million from $640.3 million a year ago. The decrease in operating costs is the result of the successful implementation of numerous cost-savings initiatives, a reduction in variable costs due to a decrease in attendance, and the closing of Star Trek in late 2008. Together, these items reduced core operating costs by approximately $40.7 million, or 6.4%, in 2009. This reduction in operating costs was offset somewhat by $16.6 million of charges during the year related to the proposed merger and litigation settlements discussed below.

In late August, we completed the sale of 87 acres of surplus land at Canada’s Wonderland to the Vaughan Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during the period. After the gain on the sale of the Canadian land, depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating profit for the period increased $51.6 million to $185.5 million in 2009 compared with $133.9 million in 2008. The increase in operating profit was affected by the recording of non-cash charges in 2009 of $4.5 million for the impairment of trade-names that were originally recorded when we acquired the PPI parks in 2006, compared with non-cash charges of $79.9 million and $7.1 million recorded in 2008 for impairment of goodwill and trade-names, respectively. Although the PPI acquisition continues to meet our collective operating and profitability goals, the performance of certain acquired parks has fallen below our original expectations, which when coupled with a higher cost of capital, resulted in these impairment charges. It is important to note that each of the acquired parks remains profitable, and that the goodwill and trade-name write-downs do not affect cash, EBITDA or liquidity. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of these impairment charges.

In 2009, depreciation and amortization increased $6.9 million from 2008. This increase was due to an increase in amortization expense of $8.4 million, offset by a decrease in depreciation of $1.5 million. The increase in amortization expense reflects the accelerated amortization of the intangible asset related to the Nickelodeon licensing agreement. During the year, management determined it would not be renewing the licensing agreement, which expired on December 31, 2009, thus triggering the accelerated amortization in 2009.

Interest expense for 2009 decreased $4.9 million to $124.7 million from $129.6 million in 2008. The decrease is primarily due to lower interest rates on the Company’s variable-rate outstanding borrowings along with lower average debt balances, offset slightly by a 200 basis point increase in interest costs on $900 million of term-debt borrowings that were extended by two years in August. During 2009, we retired $161.3 million of term debt through regularly scheduled debt amortization payments, as well as the use of available cash from the reduction in our annual distribution rate, the net proceeds from the sale of excess land at Canada’s Wonderland, and the draw of $39 million on our revolving credit facility. Net change in fair value of swaps and other (income) expense, net, increased $10.8 million compared with 2008. This increase was primarily a result of recording a $9.2 million non-cash charge to income for the change in the mark-to-market valuations of the Company’s swaps that had gone ineffective or were de-designated for hedge accounting during the year, as well as the related amortization of amounts previously recorded in Other Comprehensive Loss. In the prior year, the swaps were highly effective and the change in the mark-to-market valuations were appropriately recorded in Other Comprehensive Loss.

A provision for taxes of $14.9 million was recorded in 2009, consisting of a provision to account for the tax attributes of our corporate subsidiaries of $7.9 million and a provision for publicly traded partnership (PTP) taxes of $7.0 million. This compares with a benefit for taxes of $0.9 million in 2008, consisting of a benefit to account for the tax attributes of our corporate subsidiaries of $9.4 million and a provision for publicly traded partnership (PTP) taxes of $8.5 million.

After interest expense and provision for taxes, net income for the period totaled $35.4 million, or $0.63 per diluted limited partner unit, compared with net income of $5.7 million, or $0.10 per unit, a year ago.

A meaningful measure of our operating results is Adjusted EBITDA, which represents earnings before interest, taxes, depreciation, and other non-cash charges and credits (for additional information regarding Adjusted EBITDA and a reconciliation to net income, see Note 3 in Item 6, “Selected Financial Data,” on page 15). In 2009, Adjusted EBITDA decreased $56.0 million, or 16%, to $299.9 million, with our Adjusted EBITDA margin decreasing 300 basis points (bps) to 32.7% from 35.7% in 2008. The decrease in margin in 2009 was due to decrease in net revenues, caused primarily by a decrease in group business, only being partially offset by cost control initiatives implemented in 2009.

Included in the 2009 Adjusted EBITDA of $299.9 million is approximately $5.6 million of costs related to the proposed merger with Apollo. In addition, the 2009 results reflect a $9.0 million settlement of a California class-action lawsuit and a $2.0 million settlement of a licensing dispute with Paramount Pictures. Excluding these charges, our Adjusted EBITDA for 2009 would have totaled $316.5 million, down 11% from 2008, and our Adjusted EBITDA margin would have been 34.6%, down 110 bps from a year ago.

2008 vs. 2007

The following table presents key operating and financial information for the years ended December 31, 2008 and 2007.

			Increase (Decrease)
	12/31/08	12/31/07	$	%
	(Amounts in thousands except per capita spending)
Attendance	22,720	22,113	607	2.7
Per capita spending	$40.13	$40.60	$(0.47)	(1.2)
Out-of-park revenues	$109,919	$110,397	$(478)	(0.4)
Net revenues	$996,232	$986,973	$9,259	0.9
Cash operating costs and expenses	640,342	646,305	(5,963)	(0.9)

Adjusted EBITDA	355,890	340,668	15,222	4.5
Depreciation and amortization	125,838	130,623	(4,785)	(3.7)
Equity-based compensation	716	576	140	24.3
Loss on impairment of goodwill and other intangibles	86,988	—	86,988	N/M
Loss on impairment / retirement of fixed assets	8,425	54,898	(46,473)	(84.7)

Operating income	$133,923	$154,571	$(20,648)	(13.4)

N/M—not meaningful

Consolidated net revenues totaled $996.2 million in 2008, increasing $9.2 million, from $987.0 million in 2007, on strong operating results during the peak months of July and August. The increase in net revenues reflects a 3%, or 607,000-visit, increase in combined attendance, partially offset by a slight decrease in out-of park revenues, including our resort hotels, and a 1% decrease in average in-park guest per capita spending. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The decrease in average in-park guest per capita spending was primarily due to a fundamental shift in the attendance mix in our southern region. During the 2008 operating season, we experienced an 8% increase in attendance in the southern region primarily due to a shift toward season-pass admissions, which have historically had a lower per-capita spending level associated with them. Offsetting some of the decrease in per capita spending in the southern region was an increase in per capita spending in our western region, while our northern region per capita spending was flat compared to 2007. Attendance in our northern region increased 3% primarily due to Canada’s Wonderland, which introduced a record breaking ride in 2008, as well as Cedar Point, Kings Island and Michigan’s Adventure all experiencing attendance growth in 2008. These gains were partially offset by lost amusement park attendance resulting from the Geauga Lake restructuring. Our western region experienced a decrease in attendance of slightly more than 1% during 2008, due to softness throughout the second half of 2008 in that region. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complimentary activities located outside of the park gates, decreased less than 1%, or $478,000.

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

During the fourth quarter of 2008, we recorded non-cash charges of $79.9 million and $7.1 million for impairment of goodwill and trade-names, respectively, that were originally recorded when we acquired the parks in 2006.

Although the acquisition continues to meet our collective operating and profitability goals, the performance of certain acquired parks has fallen below our original expectations, which when coupled with a higher cost of capital, resulted in these impairment charges. It is important to note that each of the acquired parks remains profitable, and that the goodwill and trade-name write-downs do not affect cash, EBITDA or liquidity. See Note 3 in the Notes to Consolidated Financial Statements for further discussion of these impairment charges.

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

In 2008, interest expense and other expense, net, decreased $15.7 million to $129.2 million from $144.9 million in 2007. The decrease is due to a combination of lower interest rates on our variable-rate debt, the new interest rate swaps that were entered into during the first quarter of 2008, and a lower average balance on our revolving credit facilities during 2008 compared to 2007. A benefit for taxes of $0.9 million was recorded in 2008, consisting of a benefit to account for the tax attributes of our corporate subsidiaries of $9.4 million and a provision for publicly traded partnership (PTP) taxes of $8.5 million. This compares with a total provision for taxes of $14.2 million for 2007, comprised of a $5.9 million provision on our corporate subsidiaries and an $8.3 million provision for PTP taxes.

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

Financial Condition

With respect to both liquidity and cash flow, we ended 2009 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 2.1 at December 31, 2009 is the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2009 decreased $30.4 million to $185.2 million compared with $215.6 million in 2008. The decrease in operating cash flows between years is primarily attributable to the decrease in operating results of our parks, being offset by lower interest and income tax payments, and a favorable change in working capital.

Net cash from operating activities in 2008 increased $33.9 million to $215.6 million compared with $181.7 million in 2007. The increase in operating cash flows between years is primarily attributable to the improved operating results of our parks, lower interest and income tax payments, and a favorable change in working capital.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our parks and resort properties. During 2009, cash used for investing activities totaled $15.3 million, compared to $77.1 million in 2008 and $78.5 million in 2007. The change between years is primarily due to the influx of cash from the sale of excess land at Canada’s Wonderland in August of 2009 for $53.8 million. Reflected in the 2008 total is $6.4 million received from CBS Corporation as final settlement of a purchase-price working capital adjustment related to the acquisition of PPI.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as generate increases in guest per capita spending and revenues from guest accommodations. For the 2010 operating season, we are investing approximately $90 million in capital improvements at our 17 properties, with the highlight of the 2010 program being the addition of two signature roller coasters, one at Carowinds and the other at Kings Dominion. These two roller coasters will be themed around Dale Earnhardt, “The Intimidator” and late NASCAR driver, and will be similar to both Behemoth at Canada’s Wonderland and Diamondback at Kings Island, both of which proved to be very successful in the past two seasons. The 2010 program will also include the addition of a family-orientated flume ride at Cedar Point.

In addition to great new thrill rides, we are also investing in other capital improvements across our parks, including the re-theming of children’s areas at five of our parks to the PEANUTS characters and the addition of a night time light show and display at three of our parks similar to a show introduced at Cedar Point in 2009 which proved very popular with guests.

Financing Activities

Net cash utilized for financing activities totaled $173.3 million in 2009, compared with $127.6 million in 2008 and $127.9 million in 2007. The increase in 2009 reflects the retirement of $53.8 million of term debt with funds obtained from the sale of excess land near Canada’s Wonderland. During 2009, we were able to retire in total approximately $161.3 million of term debt.

Liquidity and Capital Resources

In June 2006, and as amended in August 2006, in connection with the acquisition of the Paramount Parks, we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the Credit Agreement). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement (“Amended Agreement”), reducing interest rate spreads on the term borrowings by 50 basis points (bps). In August 2009, the Partnership further amended its Credit Agreement (“2009 Amended Agreement”), extending $900 million of term debt by two years, while increasing interest rate spreads on those term borrowings by 200 bps. The extended term debt will mature in 2014 and bears interest at a rate of LIBOR plus 400 bps, as long as the Partnership’s corporate rating from Moody’s is better than “B2” or its issuer credit rating from S&P is better than “B”.

The 2009 Amended Agreement also allows, among other things, the incurrence of secured debt (in the form of loans or bonds), with proceeds to repay existing term loans; up to $150 million of sales/leasebacks, with 100% of net proceeds used to repay existing term loans ahead of extended term loans; asset sales in aggregate of greater than $250 million in Fair Market Value, with 100% of net proceeds used to repay existing term loans ahead of extended term loans, and includes a revolving credit facility commitment reduction equal to 5% of the net proceeds upon such sale; and additional offerings of credit extensions.

Other terms of the amendment included a reduction in the Partnership’s existing $345 million revolving credit facilities, including a $30 million reduction in its U.S. facility and a $5 million reduction in its Canadian facility. The credit facilities provided under the 2009 Amended Agreement include $280 million in U.S. revolving loan commitments and $30 million in Canadian revolving loan commitments.

Under the 2009 Amended Agreement, U.S. denominated loans made under the U.S. and Canadian revolving loan commitments that mature on August 30, 2011 currently bear interest at a rate based on LIBOR plus 250 bps. Canadian denominated loans made under the Canadian revolving commitments currently bear interest at a rate based on Bankers’ Acceptance plus 250 bps or Canadian prime plus 150 bps. Term debt maturing in 2012 currently bears interest at either a rate based on LIBOR plus 200 bps or a rate based on a prime rate plus 100 bps. The U.S. term loan matures on August 30, 2012 and amortizes at a rate of $14.8 million per year. The Canadian term loan matures on February 17, 2012 and amortizes at a rate of $2.7 million per year. U.S. denominated term loans that mature in 2014 currently bear interest at a rate based on LIBOR plus 400 bps. The credit agreement also provides for the issuance of documentary and standby letters of credit.

At December 31, 2009, we had $1,540.0 million of variable-rate term debt and $86.3 million in borrowings under the revolving credit facilities. After letters of credit, which totaled $12.9 million at December 31, 2009, we had $210.8 million of available borrowings under our revolving credit agreements. In 2006, we entered into five fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed rate on the interest rate swaps is 5.6%. The interest rate swaps are set to mature in October 2011. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective as of October 2009. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter.

During 2006 we also entered into two cross-currency swap agreements to manage our foreign currency risk exposure on term debt borrowings related to our wholly owned Canadian subsidiary. In February 2007, we terminated the two cross-currency swaps and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps will no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009.

Of our total term debt, $16.0 million is scheduled to mature in 2010. Based on interest rates in effect at year-end for variable-rate debt, we expect our aggregate average cost of debt to approximate 8.4% in 2010 and cash interest payments would approximate $126 million in 2010 versus actual cash interest paid of $117 million in 2009.

The 2009 Amended Agreement includes customary covenants to monitor operating performance, as well as liquidity ratios that govern our partnership distributions. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio which applies only to the ability to declare and pay distributions. At December 31, 2009, this ratio set forth in the 2009 Amended Agreement decreased to 4.75x debt-to-EBITDA. Based on our 2009 results, we do not meet this covenant and distributions were suspended as of December 31, 2009.

The 2009 Amended Agreement also requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. In order to comply with and provide cushion relative to this ratio, which stepped down to 5.25x consolidated total debt (excluding revolving debt)-to-EBITDA at December 31, 2009, we drew $39 million on our revolving credit facility to prepay term debt during the fourth quarter. This, along with other actions such as the prepayment of term debt with net proceeds from the Canadian land sale in August, provided important flexibility and adequate cushion under the covenants of our credit agreement during the second half of the year. At year-end, our consolidated total debt (excluding revolving debt)-to-EBITDA ratio was 5.14x, providing a $6 million EBITDA cushion, and was in compliance with the Consolidate Leverage Ratio. We were in compliance with all other terms of the credit agreement as of year-end.

Primarily due to the seasonal nature of our business, we again anticipate drawing on the revolver and prepaying term debt during the first quarter of 2010. This will allow us to comply with and maintain an adequate level of cushion relative to the Consolidated Leverage Ratio up to the start of our parks’ 2010 operating seasons, at which time we will utilize operating cash flows to pay down our revolving credit facility as usual. To the extent that our 2010 attendance levels are negatively impacted by deteriorating economic and market conditions, and our operating results fall below 2009 levels, our ability to satisfy the Consolidated Leverage Ratio, which steps down to 5.00x consolidated total debt (excluding revolving debt)-to-EBITDA at December 31, 2010, could be difficult.

On December 11, 2009, we filed a shelf registration on Form S-3 with the SEC which, when declared effective by the SEC, allows us to offer up to $750 million in debt and/or equity securities. The proposed merger agreement with Apollo includes limitations on financing activities until the transaction is completed or terminated. This restricts our ability to utilize the shelf registration and issue debt or equity securities as a means of addressing capital structure and refinancing issues.

Credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2009 (in millions):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 - Thereafter
Long-term debt (1)	$1,934.1	$120.1	$885.1	$928.9	$—
Capital expenditures (2)	56.1	56.1	—	—	—
Lease & other obligations (3)	94.3	27.6	24.5	13.4	28.8

Total	$2,084.5	$203.8	$909.6	$942.3	$28.8

(1)	Represents maturities on long-term debt obligations, plus contractual interest payments on all debt. See Note 4 in “Notes to Consolidated Financial Statements” for further information.

(2)	Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the exchange rates existing on December 31, 2009.

(3)	Represents contractual lease and purchase obligations in place at year-end.

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

We manage interest rate risk through the use of a combination of interest rate swaps, which fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit loans. We mitigate a portion of our foreign currency exposure from the Canadian dollar through the use of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of our net investment in our Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the effective hedging instrument primarily offsets the gain or loss on the underlying debt. Translation exposures with regard to our Canadian operations are not hedged.

For derivative instruments that are designated and qualify as cash flow hedges under FASB ASC 815, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities under FASB ASC 815 are reported as “Net change in fair value of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net change in fair value of swaps” in the consolidated statement of operations.

After considering the impact of interest rate swap agreements, at December 31, 2009, $1,207.2 million of our outstanding long-term debt represented fixed-rate debt and $419.1 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $3.3 million as of December 31, 2009.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.5 million decrease in annual operating income.

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

Reference is made to the information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2009 and 2008 are presented in the table below (in thousands, except per unit amounts):

(Unaudited)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2009
1st Quarter	$26,466	$(56,274)	$(53,281)	$(0.97)	$(0.97)
2nd Quarter	264,126	40,677	7,388	0.13	0.13
3rd Quarter (1)	519,913	220,964	107,614	1.95	1.92
4th Quarter (2)	105,570	(19,824)	(26,292)	(0.48)	(0.47)

	$916,075	$185,543	$35,429	$0.64	$0.63

2008
1st Quarter	$40,402	$(56,404)	$(43,782)	$(0.81)	$(0.81)
2nd Quarter (3)	296,234	54,454	14,688	0.27	0.26
3rd Quarter	540,322	215,252	91,549	1.66	1.65
4th Quarter (4)	119,274	(79,379)	(56,749)	(1.02)	(1.02)

	$996,232	$133,923	$5,706	$0.10	$0.10

(1)	The third quarter of 2009 included a gain of $23.1 million for a sale of excess land near Canada’s Wonderland.

(2)	The fourth quarter of 2009 included a non-cash charge of $4.5 million for the impairment of trade-names originally recorded when we acquired PPI in 2006.

(3)	The second quarter of 2008 included a non-cash charge of $3.3 million for impairment related to the sale of fixed assets as part of the Geauga Lake restructuring.

(4)	The fourth quarter of 2008 included non-cash charges of $79.9 million and $7.1 million for the impairment of goodwill and trade-names, respectively, originally recorded when we acquired PPI.

Note:	To assure that our highly seasonal operations will not result in misleading comparisons of interim periods, the Partnership has adopted the following reporting procedures: (a) seasonal operating costs are expensed over the operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (b) all other costs are expensed as incurred or ratably over the entire year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.

Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 26, 2010

CEDAR FAIR, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	12/31/09	12/31/08
ASSETS
Current Assets:
Cash and cash equivalents	$11,928	$13,873
Receivables	6,535	8,518
Inventories	27,265	28,591
Current deferred tax asset	6,725	7,906
Prepaid insurance	3,545	3,410
Other current assets	5,310	2,236

	61,308	64,534
Property and Equipment:
Land	305,401	320,200
Land improvements	326,424	315,519
Buildings	589,219	573,842
Rides and equipment	1,351,595	1,295,076
Construction in progress	34,468	28,110

	2,607,107	2,532,747
Less accumulated depreciation	(826,038)	(707,656)

	1,781,069	1,825,091
Goodwill	240,006	222,602
Other Intangibles, net	42,208	54,078
Other Assets	20,848	19,778

	$2,145,439	$2,186,083

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,959	$17,450
Accounts payable	10,040	14,627
Deferred revenue	23,176	17,590
Accrued interest	4,905	3,395
Accrued taxes	17,930	16,581
Accrued salaries, wages and benefits	19,008	17,822
Self-insurance reserves	21,785	20,686
Other accrued liabilities	18,717	7,088

	131,520	115,239
Deferred Tax Liability	138,124	124,269
Derivative Liability	129,662	128,214
Other Liabilities	7,884	4,950
Long-Term Debt:
Revolving credit loans	86,300	22,700
Term debt	1,524,087	1,683,925

	1,610,387	1,706,625
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 55,234 and 55,076 units outstanding at December 31, 2009 and December 31, 2008, respectively	209,854	242,123
Accumulated other comprehensive loss	(87,281)	(140,626)

	127,862	106,786

	$2,145,439	$2,186,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

For the years ended December 31,	2009	2008	2007

Net revenues:
Admissions	$532,814	$566,266	$552,145
Food, merchandise, and games	316,386	355,917	360,055
Accommodations and other	66,875	74,049	74,773

	916,075	996,232	986,973

Costs and expenses:
Cost of food, merchandise and games revenues	84,940	90,626	92,626
Operating expenses	402,728	418,550	419,053
Selling, general and administrative	128,473	131,882	135,202
Loss on impairment of goodwill and other intangibles	4,500	86,988	—
Loss on impairment / retirement of fixed assets	244	8,425	54,898
Gain on sale of other assets	(23,098)	—	—
Depreciation and amortization	132,745	125,838	130,623

	730,532	862,309	832,402

Operating income	185,543	133,923	154,571
Interest expense	124,706	129,561	145,568
Net change in fair value of swaps	9,170	—	—
Other (income) expense	1,260	(409)	(735)

Income before taxes	50,407	4,771	9,738
Provision (benefit) for taxes	14,978	(935)	14,229

Net income (loss)	$35,429	$5,706	$(4,491)
Net income (loss) allocated to general partner	—	—	—

Net income (loss) allocated to limited partners	$35,429	$5,706	$(4,491)

Earnings Per Limited Partner Unit:
Weighted average limited partner units outstanding — basic	55,186	54,811	54,200
Net income (loss) per limited partner unit — basic	$0.64	$0.10	$(0.08)

Weighted average limited partner units outstanding — diluted	55,906	55,446	54,200
Net income (loss) per limited partner unit — diluted	$0.63	$0.10	$(0.08)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the years ended December 31,	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,429	$5,706	$(4,491)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	132,745	125,838	130,623
Non-cash equity-based compensation expense	(26)	716	576
Loss on impairment of goodwill and other intangibles	4,500	86,988	—
Loss on impairment / retirement of fixed assets	244	8,425	54,898
Gain on sale of other assets	(23,098)	—	—
Net change in fair value of swaps	9,170	—	—
Amortization of debt issuance costs	7,773	7,944	8,155
Other non-cash (income) expense	(257)	(445)	3,474
Deferred income taxes	(5,684)	(17,827)	19,141
Excess tax benefit from unit-based compensation expense	—	(1,729)	(365)
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in current assets	551	1,674	8,068
(Increase) decrease in other assets	918	555	(4,017)
Decrease in accounts payable	(2,635)	(5,101)	(1,109)
Increase (decrease) in accrued taxes	1,349	3,725	(16,078)
Increase (decrease) in self-insurance reserves	857	(559)	(826)
Increase (decrease) in deferred revenue and other current liabilities	20,428	(2,808)	(8,881)
Increase (decrease) in other liabilities	2,933	2,486	(7,457)

Net cash from operating activities	185,197	215,588	181,711

CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	6,431	—
Sale of Canadian real estate	53,831	—	—
Capital expenditures	(69,136)	(83,481)	(78,522)

Net cash (for) investing activities	(15,305)	(77,050)	(78,522)

CASH FLOWS (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	63,600	(11,386)	(6,802)
Term debt payments, including early termination penalties	(161,329)	(17,450)	(17,450)
Distributions paid to partners	(67,864)	(105,078)	(102,690)
Payment of debt issuance costs	(7,694)	—	(2,000)
Exercise of limited partnership unit options	4	4,541	683
Excess tax benefit from unit-based compensation expense	—	1,729	365

Net cash (for) financing activities	(173,283)	(127,644)	(127,894)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,446	(2,522)	3

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(1,945)	8,372	(24,702)
Balance, beginning of year	13,873	5,501	30,203

Balance, end of year	$11,928	$13,873	$5,501

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$117,008	$120,340	$138,098
Interest capitalized	1,617	1,623	1,467
Cash payments for income taxes	18,966	14,619	20,666

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands, except per unit amounts)

For the years ended December 31,	2009	2008	2007

Limited Partnership Units Outstanding
Beginning balance	55,076	54,248	54,092
Limited partnership unit options exercised	51	785	104
Issuance of limited partnership units as compensation	107	43	52

	55,234	55,076	54,248

Limited Partners’ Equity
Beginning balance	$242,123	$334,740	$440,516
Net income (loss)	35,429	5,706	(4,491)
Partnership distribution declared (2009 - $1.23; 2008 - $1.92; 2007 - $1.90)	(67,864)	(105,078)	(102,690)
Expense recognized for limited partnership unit options	(26)	—	43
Limited partnership unit options exercised	4	4,541	683
Tax effect of units involved in option exercises and treasury unit transactions	(976)	1,253	(815)
Issuance of limited partnership units as compensation	1,164	961	1,494

	209,854	242,123	334,740

General Partner’s Equity
Beginning balance	(1)	—	1
Partnership distribution declared	—	(1)	(1)

	(1)	(1)	—

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(6,075)	12,755	(2,039)
Current year activity, net of tax (($8,076) in 2009, $10,112 in 2008, and ($7,602) in 2007)	8,497	(18,830)	14,794

	2,422	(6,075)	12,755

Unrealized income (loss) on cash flow hedging derivatives:
Beginning balance	(134,551)	(67,693)	(33,153)
Current year activity, net of tax (($4,783) in 2009, $7,689 in 2008, and $2,071 in 2007)	44,848	(66,858)	(34,540)

	(89,703)	(134,551)	(67,693)

	(87,281)	(140,626)	(54,938)

Total Partners’ Equity	$127,862	$106,786	$285,092

Summary of Comprehensive Income (Loss)
Net income (loss)	$35,429	$5,706	$(4,491)
Other comprehensive income (loss)	53,345	(85,688)	(19,746)

Total Comprehensive Income (Loss)	$88,774	$(79,982)	$(24,237)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)	Partnership Organization:

Cedar Fair, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership’s general partner is Cedar Fair Management, Inc., an Ohio corporation whose shares are held by an Ohio trust (the “General Partner”). The General Partner owns a 0.001% interest in the Partnership’s income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2009 there were 55,234,208 outstanding limited partnership units registered on The New York Stock Exchange, net of 327,774 units held in treasury. At December 31, 2008, there were 55,076,206 outstanding limited partnership units registered, net of 485,777 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership’s available cash, as defined in the Partnership Agreement. Based on financial restrictions within the Partnership’s credit agreement, the General Partner indefinitely suspended the distribution as of December 31, 2009.

On December 16, 2009, the Partnership and its general partner entered into a merger agreement with Siddur Holdings, Ltd., a New York corporation (now known as Cedar Holdco Ltd), and Siddur Merger Sub, LLC, a Delaware limited liability company (now known as Cedar Merger Sub LLC), both affiliates of Apollo, providing for Siddur Merger Sub, LLC to be merged with and into the Partnership, with the Partnership surviving as a wholly owned subsidiary of Siddur Holdings, Ltd. Under terms of the agreement, at the effective time of the merger, each holder of Partnership units will receive $11.50 in cash for each outstanding unit held by that unitholder, subject to certain provisions stated in the merger agreement, and those units will be cancelled. Following the merger, the Partnership will cease to be an independent, publicly traded limited partnership, and unitholders will have no further interest in the Partnership.

The adoption of the merger agreement and approval of the transactions contemplated therein require the affirmative vote of holders representing two-thirds of the outstanding units. On February 10, 2010, the Partnership filed a definitive proxy statement with the SEC, which provides a detailed description of the merger agreement. The special meeting of unitholders to consider and vote on the transaction is scheduled for March 16, 2010, and unitholders of record as of the close of business on February 12, 2010 are entitled to vote. If the merger is not completed for any reason, the Partnership will remain an independent public company and its units will continue to be listed and traded on the New York Stock Exchange under the symbol “FUN”.

The merger agreement contains customary restrictions on the operations of the Partnership prior to the consummation of the transaction, including restrictions related to the incurrence of debt and capital expenditures.

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

Cash and Cash Equivalents    The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories    The Partnership’s inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. All inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $123.0 million in 2009, $124.5 million in 2008, and $129.3 million in 2007.

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

In 2009, the Partnership sold 87 acres of surplus land at Canada’s Wonderland to the Vaughn Health Campus of Care in Ontario, Canada. Net proceeds from the sale totaled $53.8 million, which was used to retire term debt, and resulted in the recognition of a $23.1 million gain during the year.

Impairment of Long-Lived Assets    Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360 “Property, Plant, and Equipment” requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset.

The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

Goodwill    FASB ASC 350 “Intangibles – Goodwill and Other” requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets    The Partnership’s other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with FASB ASC 350, the Partnership determined that the trade-names had indefinite lives. Pursuant to FASB ASC 350, indefinite-lived intangible assets are no longer amortized, but rather are reviewed annually for impairment or more frequently if impairment indicators arise. The Partnership’s license and franchise agreements are amortized over the life of the agreement, generally ranging from five to twenty years.

Self-Insurance Reserves    Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2009 and 2008 the accrued reserves totaled $21.8 million and $20.7 million, respectively.

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

The Partnership accounts for the use of derivative financial instruments according to FASB ASC 815 “Derivatives and Hedging”. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. For the ineffective portion of a derivative, the change in fair value, if any, is reported in “Net change in fair value of swaps” in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

Revenue Recognition    Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina dockage revenues.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park’s operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $52.0 million in 2009, $55.4 million in 2008 and $54.5 million in 2007. Certain costs incurred through year-end for the following year’s advertising programs are included in prepaid expenses.

Unit-Based Compensation    The Partnership accounts for unit-based compensation in accordance with FASB ASC 718-20 “Compensation – Stock Compensation” which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Partnership uses a binomial option-pricing model for all grant date estimations of fair value.

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

The Partnership’s corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership’s total provision for taxes also includes an amount for the publicly traded partnership (PTP) taxes owed (see Note 8).

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used are as follows:

(In thousands except per unit amounts)	2009	2008	2007
Basic weighted average units outstanding	55,186	54,811	54,200
Effect of dilutive units:
Unit options (Note 6)	65	287	—
Phantom units (Note 6)	655	348	—

Diluted weighted average units outstanding	55,906	55,446	54,200

Net income (loss) per unit — basic	$0.64	$0.10	$(0.08)

Net income (loss) per unit — diluted	$0.63	$0.10	$(0.08)

Weighted average unit options of 460,000, 300,000, and 853,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2009, 2008, and 2007, respectively.

(3)	Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2009 and determined the goodwill was not impaired. Goodwill and trade-names related to the PPI acquisition in 2006 is annually tested for impairment as of April 1st. The Partnership completed this review during the second quarter in 2009 and determined that such goodwill and trade-names were not impaired at that time.

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

At the end of the fourth quarter, we concluded that based on 2009 operating results and forecasted results that a review of the carrying amount of our trade-names was warranted. After performing this review, we concluded that a portion of our trade-names originally recorded with the PPI acquisition were impaired. As a result, we recognized $4.5 million of trade-name impairment as of December 31, 2009.

A summary of changes in the Partnership’s carrying value of goodwill is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2007	$325,418	$—	$325,418
Translation	(22,464)	—	(22,464)
Purchase accounting and other adjustments	(484)	—	(484)
Non-cash impairment charge	—	(79,868)	(79,868)

Balance at December 31, 2008	302,470	(79,868)	222,602
Translation	17,404	—	17,404

Balance at December 31, 2009	$319,874	$(79,868)	$240,006

The Partnership’s other intangible assets consisted of the following at December 31, 2009 and 2008:

December 31, 2009 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	—	$41,635	$—	$41,635
License / franchise agreements	15.1 years	13,664	13,151	513
Non-compete agreements	5.0 years	200	140	60

Total other intangible assets	12.0 years	$55,499	$13,291	$42,208

December 31, 2008 (In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	—	$43,670	$—	$43,670
License / franchise agreements	10.2 years	13,750	3,442	10,308
Non-compete agreements	5.0 years	200	100	100

Total other intangible assets	10.1 years	$57,620	$3,542	$54,078

Amortization expense of other intangible assets for 2009, 2008, and 2007 was $9,748,000, $1,363,000, and $1,370,000, respectively. The increase in amortization expense reflects the accelerated amortization of the intangible asset related to the Nickelodeon licensing agreement. During the year, the Partnership determined it would not renew the licensing agreement, which expired on December 31, 2009, thus triggering the accelerated amortization in 2009. Amortization expense of other intangible assets at December 31, 2009, is expected to total less than $100,000 for 2010-2014.

(4)	Long-Term Debt:

Long-term debt at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008
Revolving credit loans	$86,300	$22,700
Term debt (1)
June 2006 U.S. term loan averaging 2.23% and 2.46% at 2009 and 2008 (due 2007-2012)	501,186	1,438,125
June 2006 Canadian term loan averaging 2.23% and 2.46% at 2009 and 2008 (due 2007-2012)	143,500	263,250
June 2006 U.S. term loan averaging 4.23% at 2009 (due 2009-2014)	831,626	—
June 2006 Canadian term loan averaging 4.23% at 2009 (due 2009-2014)	63,734	—

	1,626,346	1,724,075
Less current portion	15,959	17,450

	$1,610,387	$1,706,625

(1) These average interest rates do not reflect the effect of interest rate swap agreements entered into on our variable-rate term debt (see Note 5).

In June 2006, and as amended in August 2006, in connection with the acquisition of PPI, the Partnership entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the “Credit Agreement”). On February 15, 2007 the Partnership amended the Credit Agreement reducing interest rate spreads on term borrowings under the agreement by 50 basis points (bps) and extending the maturity of the Canadian term loan six months. In August 2009, the Partnership further amended its Credit Agreement (2009 Amended Agreement), extending $900 million of term debt by two years, while increasing interest rate spreads on those term borrowings by 200 bps. The extended term debt will mature in 2014 and bears interest at a rate of LIBOR plus 400 bps, as long as the Partnership’s corporate rating from Moody’s is better than “B2” or its issuer credit rating from S&P is better than “B”.

Revolving Credit Loans Under the 2009 Amended Agreement the Partnership has available a $280.0 million U.S. revolving loan commitment and a $30.0 million Canadian revolving loan commitment through August 30, 2011. The 2009 Amended Agreement also provides for the issuance of documentary and standby letters of credit. As of December 31, 2009, borrowings under such credit facilities were $86.3 million at an effective rate of 2.9% and standby letters of credit totaled $12.9 million. After letters of credit, the Partnership has $210.8 million of available borrowings under its credit facilities. The maximum outstanding revolving credit balance during 2009 was $188.0 million under the credit facilities.

U.S. denominated borrowings under the U.S. revolving loan commitments and the Canadian revolving loan commitments bear interest at either a rate based on LIBOR plus a margin ranging from 175 to 250 bps per annum or a rate based on prime plus a margin ranging from 75 to 150 bps. Canadian denominated borrowings under the Canadian revolving loan commitments bear interest at either a rate based on Bankers’ Acceptance plus a margin ranging from 175 to 250 bps per annum or a rate based on the Canadian Prime Rate plus a margin ranging from 75 to 150 bps. The agreement also requires the Partnership to pay a commitment fee from 38 to 50 bps per annum on the unused portion of the credit facilities.

Term Debt The credit facilities provided under the 2009 Amended Agreement include a U.S. term loan and a U.S. dollar denominated Canadian term loan. The U.S. term loan maturing on August 30, 2012 and the Canadian term loan maturing February 17, 2012, bear interest at either a rate based on LIBOR plus 200 bps or a base rate plus 100 bps. The U.S. term loan is amortizing at $5.2 million a year. The Canadian term loan is amortizing at a rate of $1.5 million per year. The U.S. term loan that matures on August 30, 2014, as well as the Canadian term loan maturing on February 17, 2014, bear interest at a rate based on LIBOR plus 400 bps or a base rate plus 300 bps. The U.S term loan is amortizing at $8.6 million a year. The Canadian term loan is amortizing at a rate of $0.7 million per year.

At December 31, 2009, the scheduled annual maturities of term debt were as follows (in thousands):

	2010	2011	2012	2013	2014	Total
U.S. Term note maturing in 2012	$5,194	$5,194	$490,798	$—	$—	$501,186
Canadian Term note maturing in 2012	1,487	1,487	140,526	—	—	143,500
U.S. Term note maturing in 2014	8,618	8,618	8,618	8,618	797,154	831,626
Canadian Term note maturing in 2014	660	660	660	660	61,094	63,734

	$15,959	$15,959	$640,602	$9,278	$858,248	$1,540,046

The fair value of our term debt at December 31, 2009, was approximately $1,334.9 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and maturities. The fair value of our term debt at December 31, 2008, was approximately $1,439.3 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2008.

The Partnership may prepay some or all of its term debt maturing in 2012 without premium or penalty at any time. Term debt maturing in 2014 may be subject to a premium under certain conditions during the two year period ending August 12, 2011. The 2009 Amended Agreement provides for a soft-call premium that is applicable to the term debt maturing 2014. Under this condition, an amendment resulting in a reduction in the Applicable Margin, or a refinancing of the 2014 term debt, would result in a 1% fee to the applicable 2014 term debt lenders.

The Partnership’s policy is to capitalize interest on major construction projects. Interest of $1.6 million in 2009 and 2008, and $1.5 million in 2007, was capitalized.

Covenants Under the terms of the 2009 Amended Agreement, the Partnership, among other restrictions, is required to remain below a specified level of leverage, and above a minimum fixed charge coverage ratio. It is also required to comply with certain distribution coverage ratios. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio which applies only to the Partnership’s ability to declare and pay distributions. At December 31, 2009, this ratio set forth in the 2009 Amended Agreement decreased to 4.75x consolidated total debt (excluding revolving debt)-to-EBITDA, and as such date, our consolidated total debt (excluding revolving debt)-to-EBITDA was 5.14%. Based on 2009 results, the Partnership did not meet this covenant and distributions were suspended as of December 31, 2009. The Partnership was in compliance with all other covenants as of December 31, 2009.

(5)	Derivative Financial Instruments:

In 2006, the Partnership entered into several interest rate swap agreements which effectively converted $1.0 billion of its variable-rate debt to a fixed-rate of 7.6% after the February 2007 amendment to the Credit Agreement. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements, which are set to expire in 2011. The Partnership has designated the 2006 interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2009 and 2008, which were obtained from broker quotes, was recorded as a liability of $83.4 million and $114.9 million, respectively, in “Derivative Liability” on the consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, the swaps were deemed to be ineffective as of October 2009. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) will be amortized through October 2011. The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness.

In February 2007, the Partnership terminated two cross-currency interest rate swap agreements, which were effectively converting $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. As a result of the termination of the swaps, the Partnership received $3.9 million of cash. The swaps were hedging the functional-currency-equivalent cash flows of debt that was re-measured at spot exchange rates. Accordingly, gains were previously reclassified out of “Accumulated other comprehensive income” (AOCI) into earnings to offset the related FASB ASC 830 “Foreign Currency Matters” transaction losses on the debt. This offset the value received on the terminated swaps and resulted in an overall deferred hedging loss in AOCI of $8.6 million at the termination date, which is being amortized through August 2011 (the original hedge period and remaining term of the underlying debt).

The terminated swaps were replaced with two new cross-currency swap agreements, which effectively convert the variable U.S. dollar denominated debt, and the associated interest payments, to 6.3% fixed-rate Canadian dollar denominated debt. The Partnership originally designated the new cross currency swaps as foreign currency cash flow hedges. The fair market value of the cross-currency swaps was a liability of $46.3 million at December 31, 2009 and $13.3 million at December 31, 2008, which was recorded in “Derivative Liability” on the consolidated balance sheet. As a result of paying down a portion of the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps will no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August. The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation.

Fair Value of Derivative Instruments in Consolidated Balance Sheet:

(In thousands):	Consolidated Balance Sheet Location	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$83,359
Cross-currency swaps	N/A	—

Total derivatives designated as hedging instruments:		$83,359

Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$—
Cross-currency swaps	Derivative Liability	46,303

Total derivatives not designated as hedging instruments:		$46,303

Total Derivative Liability		$129,662

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Twelve months ended 12/31/09		Twelve months ended 12/31/09		Twelve months ended 12/31/09

Interest rate swaps	$23,142	Interest Expense	$(43,051)	Net change in fair value of swaps	$8,401
Cross currency swaps (1)	(22,067)	Interest Expense	(6,720)

Total	$1,075		$(49,771)		$8,401

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not in FASB ASC 815 Cash Flow Hedging Relationships		Twelve months ended 12/31/09

Cross currency swaps (1)	Net change in fair value of swaps	$(7,694)

		$(7,694)

(1) The cross currency swaps became ineffective and were de-designated in August 2009.

In addition to the amount of gain (loss) recognized in income on the ineffective portion of derivatives noted in the table above, $17.6 million of expense representing the amortization of amounts in Accumulated OCI for the swaps was recorded in “Net change in fair value of swaps” on the consolidated statements of operations. Offsetting the amortization recorded in “Net change in fair value of swaps” was $7.7 million of income related to the foreign currency gain recognized related to the U.S. dollar denominated Canadian term loan.

The amounts reclassified from accumulated OCI into income for the periods noted above are in large part the result of the Partnership’s requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its Credit Agreement.

(6)	Partners’ Equity:

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

Equity-Based Incentive Plans    In August 2000, the Partnership’s unitholders approved the establishment of an Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. Grants were made by the Compensation Committee through December 31, 2008. Following the adoption of the 2008 Omnibus Incentive Plan (Omnibus Plan), the Board of Directors prohibited any further grants under the Equity Incentive Plan. The Omnibus Plan was approved by the Partnership’s unitholders in May of 2008 and superseded and replaced the following incentive compensation plans: our Amended and Restated Senior Management Long-Term Incentive Compensation Plan, our Amended and Restated 2000 Equity Incentive Plan, and our Amended and Restated 2000 Senior Executive Management Incentive Plan. The Omnibus Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the Omnibus Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

Phantom Units

During 2009, 304,958 “phantom units” were awarded at an average grant price of $9.13 per unit. These awards generally vest over an approximately four-year period and can be paid with cash, limited partnership units, or a combination of both. In 2009, 93,626 “phantom units” were paid out in a combination of limited partnership units and cash. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as half of the awards are expected to be settled in limited partnership units. Approximately $3.0 million, $0.5 million and $0.9 million in compensation expense related to “phantom units” was recognized in 2009, 2008 and 2007, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 682,151 “phantom units” outstanding, 523,770 of which were vested, at a price of $11.41 per unit. The aggregate market value of the “phantom units” vested at year-end, which has been reflected on the balance sheet in “Other Liabilities,” was $6.0 million in 2009 and $3.7 million in 2008. At December 31, 2009, unamortized compensation related to unvested phantom unit awards totaled approximately $1.8 million, which is expected to be amortized over a weighted average period of 2.7 years.

Performance Units

During 2009, 183,222 “performance units” were awarded at a grant price of $9.00 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a multi-year period. The awards vest in the fourth and fifth year after grant, assuming targets are achieved, and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “performance units” has been appropriately excluded from the diluted earnings per unit calculation, as not all performance conditions have been met as of year-end. Approximately $476,000 and $188,000 in 2009 and 2008, respectively, was recorded in compensation expense related to “performance units” and is included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 258,672 “performance units” outstanding at a price of $11.41 per unit. The estimated aggregate market value of the “performance units” contingently issuable at year-end, which has been reflected on the balance sheet in “Other Liabilities,” was approximately $664,000 in 2009 and $188,000 in 2008. At December 31, 2009, unamortized compensation related to unvested “performance unit” awards totaled approximately $1.6 million, which is expected to be amortized over a weighted average period of 3.0 years.

Unit Options

Options are issued with an exercise price no less than the market price of the Partnership’s units on the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2009, the Partnership had 59,800 variable-price options and 368,300 fixed-price options outstanding under the Equity Incentive Plan. There were no unit options granted in 2009, 2008 or 2007.

No non-cash compensation expense relating to unit options was recognized in 2009 or 2008 and approximately $43,000 was recognized in 2007. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

A summary of unit option activity in 2009 is presented below:

	2009
	Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	508,650	$18.15
Granted	—	—
Exercised	(75,100)	3.63
Forfeited	(5,450)	22.15

Outstanding, end of year	428,100	$20.31

Options exercisable, end of year	428,100	$20.31

Cash received from unit option exercises totaled approximately $4,000 in 2009, $4,541,000 in 2008, and $683,000 in 2006.

The following table summarizes information about vested unit options outstanding at December 31, 2009:

Vested Options Outstanding
Type	Range of Exercise Prices	Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Variable	$2.35 - $17.92	59,800	0.4 years	$3.49
Fixed	$17.85 - $28.45	368,300	2.0 years	23.04
Outstanding at year-end	$2.35 - $28.45	428,100	1.8 years	$20.31
Aggregate intrinsic value		$483,000

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $13.1 million, and $2.2 million, respectively.

The Partnership did not have any unvested unit options at December 31, 2009.

As of December 31, 2009, there were no unrecognized compensation costs related to unit options. All options were vested by December 31, 2008.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2010, based on estimates of option exercises for that period.

(7)	Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were $3,559,000 in 2009, $3,721,000 in 2008 and $4,006,000 in 2007. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1,523,000 in 2009, $1,635,000 in 2008 and $1,795,000 in 2007.

In addition, approximately 114 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1,066,000, $837,000 and $1,032,000 were contributed for the years ended December 31, 2009, 2008, and 2007, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans. The Partnership believes that the withdrawal liability from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

(8)	Income and Partnership Taxes:

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a new tax (the PTP tax) levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. Also, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Partnership’s total provision for taxes includes amounts for both the PTP tax and for income taxes on the Partnership’s corporate subsidiaries.

The Partnership’s 2009 tax provision totals $14.9 million, which consists of a $7.0 million provision for the PTP tax and a $7.9 million provision for income taxes. This compares to the Partnership’s 2008 tax benefit of $0.9 million, which consisted of an $8.5 million provision for the PTP tax and a $9.4 million benefit for income taxes, and the 2007 tax provision of $14.2 million, which consisted of an $8.3 million provision for the PTP tax and a $5.9 million provision for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2009	2008	2007
Domestic	$19,440	$(16,979)	$705
Foreign	30,967	21,750	9,033

	$50,407	$4,771	$9,738

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2009	2008	2007
Income taxes:
Current federal	$3,038	$995	$(19,158)
Current state and local	478	171	(417)
Current foreign	10,068	7,269	6,355

Total current	13,584	8,435	(13,220)

Deferred federal, state and local	(1,827)	(17,107)	24,637
Deferred foreign	(3,857)	(720)	(5,496)

Total deferred	(5,684)	(17,827)	19,141

	$7,900	$(9,392)	$5,921

The provision for income taxes for the Partnership’s corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership’s income before provision for income taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2009	2008	2007
Income tax expense based on the U.S. federal statutory tax rate	$17,643	$1,670	$3,408
Partnership (income) loss not deductible (includible) in corporate income	(12,470)	(20,649)	2,586
State and local taxes, net of federal income tax benefit	(444)	(1,907)	759
Valuation allowance	7,684	9,333	3,405
Impairment of nondeductible goodwill	—	6,613	—
Adjustment of deferred state tax rates	—	(1,548)	1,343
Benefit of reduced statutory foreign tax rates	(4,833)	—	(5,429)
Tax credits	(355)	(833)	(417)
Nondeductible expenses and other	675	(2,071)	266

	$7,900	$(9,392)	$5,921

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets:
Options and deferred compensation	$6,925	$6,005
Accrued expenses	4,953	4,261
Foreign tax credits	35,874	24,052
Tax attribute carryforwards	20,620	19,481
Derivatives and foreign currency translation	13,956	17,495
Intangibles	9,465	9,538
Other, net	2,445	1,320

Deferred tax assets	94,238	82,152
Valuation allowance	(23,318)	(15,634)

Net deferred tax assets	70,920	66,518

Deferred tax liabilities:
Property	(196,688)	(182,881)
Foreign currency translation	(5,631)	—

Deferred tax liabilities	(202,319)	(182,881)

Net deferred tax liability	$(131,399)	$(116,363)

As of December 31, 2009, the Partnership has $35.9 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. A $23.3 million valuation allowance has been recorded, $15.6 million in prior years and $7.7 million in the current year, to reflect uncertainties regarding the use of these foreign tax credits before they begin expiring in 2016. The valuation allowance is based on estimates of taxable income from the foreign jurisdictions in which it operates and the period over which its deferred tax assets will be realized.

Additionally, as of December 31, 2009, the Partnership has $20.6 million of tax attribute carryforwards consisting of general business credits ($4.4 million), alternative minimum tax credits ($0.8 million) and the tax effect of federal and state net operating loss carryforwards ($9.4 million and $6.0 million, respectively). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The federal and state net operating loss carryforwards will begin to expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2009 and December 31, 2007, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($4.8 million benefit and $5.4 million benefit, respectively). As of December 31, 2008 and December 31, 2007, the Partnership adjusted its deferred tax assets and liabilities to reflect the effective U.S. state and local tax rates expected to apply to taxable income in the period when the associated deferred tax assets and liabilities are settled or realized ($1.5 million benefit and $1.3 million provision, respectively).

The net current and non-current components of deferred taxes recognized as of December 31, 2009 and 2008 in the consolidated balance sheets are as follows:

(In thousands)	2009	2008
Net current deferred tax asset	$6,725	$7,906
Net non-current deferred tax liability	(138,124)	(124,269)

Net deferred tax liability	$(131,399)	$(116,363)

The net current deferred tax asset amounts are reported as “Current deferred tax asset,” and the net non-current deferred tax liability amounts are reported as “Deferred Tax Liability” in the accompanying consolidated balance sheets.

As of December 31, 2009, the Partnership has recorded deferred tax assets of $2.0 million to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has no unrecognized income tax benefits. Further, the Partnership has no tax positions for which it estimates a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly. The tax returns of the Partnership and its corporate subsidiaries have been examined through December 2003 and March 1999, respectively. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2006.

(9)	Operating Lease Commitments and Contingencies:

The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$6,610
2011	6,012
2012	5,649
2013	5,520
2014	5,368
Thereafter	27,605

$56,764

Lease expense, which includes short-term rentals for equipment and machinery, for 2009, 2008 and 2007 totaled $9,575,000, $10,117,000 and $10,320,000, respectively.

During 2009, the Partnership agreed to a $9.0 million settlement of a California class-action lawsuit. The settlement, which is expected to be paid in 2010, has been recorded as a liability in “Other accrued liabilities” on the consolidated balance sheet and recognized as a charge in “Operating expenses” in the 2009 consolidated statement of operations.

The Partnership is party to three separate lawsuits all seeking to enjoin the proposed merger with Apollo and alleging that the proxy statement regarding the merger is materially misleading. The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(10)	Fair Value Measurements:

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

FASB ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The table below presents the balances of liabilities measured at fair value as of December 31, 2009 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$83,359	$—	$83,359	$—
Cross-currency swap agreements	46,303	—	46,303	—

Total (1)	$129,662	$—	$129,662	$—

(1)	Included in “Derivative Liability” on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and at December 31, 2009 concluded there was no necessary adjustment to be made. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2009.

The table below presents the balances of assets measured at fair value as of December 31, 2009 on a non-recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Trade-names	41,635	—	—	41,635

Total (1)	$41,635	$—	$—	$41,635

(1)	Included in “Other Intangibles, net” on the Consolidated Balance Sheet

A relief-from-royalty model is used to determine whether the fair value of trade-names exceeds their carrying amount. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.

At the end of the fourth quarter, we concluded that based on 2009 operating results and forecasted results, that a review of the carrying amount of our trade-names was warranted. After performing this review, we concluded that a portion of trade-names originally recorded with the PPI acquisition were impaired. As a result, we recognized $4.5 million of trade-name impairment as of December 31, 2009.

(11)	Subsequent Events:

In connection with the preparation of the consolidated financial statements, the Partnership evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership’s internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner’s board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report, on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.

Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Partnership and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 35 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be filed within 120 days of the end of our fiscal year (the “Proxy Statement”) under the captions “Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on May 28, 2009, stating that the Partnership was in compliance with the NYSE’s Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2009.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,822,922	$20.31	2,392,632
Equity compensation plans not approved by unitholders	—	—	—

Total	1,822,922	$20.31	2,392,632

Attention is directed to Note 6 in “Notes to Consolidated Financial Statements” for additional information regarding the Partnership’s equity incentive plans.

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

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

A. 2. Financial Statement Schedules

All Schedules are omitted, as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description

2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 23, 2004.

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.

2.3	Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.

2.4	Agreement and Plan of Merger, dated as of December 16, 2009, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 17, 2009.

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-9444) filed March 23, 2004.

10.1	Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

Exhibit Number	Description

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.5	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q filed on August 3, 2007.

10.6	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.

10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.

10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2007.

10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.

10.11	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.

10.12	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2008.

10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed on March 2, 2009.

10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed on March 2, 2009.

21	Subsidiaries of Cedar Fair, L.P.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P. (Registrant)

DATED: February 26, 2010	By:	Cedar Fair Management, Inc.
General Partner

/S/ RICHARD L. KINZEL
Richard L. Kinzel Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD L. KINZEL Richard L. Kinzel	Chairman, President and Chief Executive Officer, Director	February 26, 2010

/S/ PETER J. CRAGE Peter J. Crage	Corporate Vice President-Finance (Principal Financial Officer)	February 26, 2010

/S/ BRIAN C. WITHEROW Brian C. Witherow	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2010

/S/ DARREL D. ANDERSON Darrel D. Anderson	Director	February 26, 2010

/S/ RICHARD S. FERREIRA Richard S. Ferreira	Director	February 26, 2010

/S/ MICHAEL D. KWIATKOWSKI Michael D. Kwiatkowski	Director	February 26, 2010

/S/ DAVID L. PARADEAU David L. Paradeau	Director	February 26, 2010

/S/ STEVEN H. TISHMAN Steven H. Tishman	Director	February 26, 2010

/S/ C. THOMAS HARVIE C. Thomas Harvie	Director	February 26, 2010

ANNUAL REPORT ON FORM 10-K

CEDAR FAIR, L.P.

For the Year Ended December 31, 2009

EXHIBIT INDEX

Exhibit Number	Description	Page

2.1	Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 23, 2004.	*

2.2	Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 7, 2006.	*

2.3	Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 7, 2006.	*

2.4	Agreement and Plan of Merger, dated as of December 16, 2009, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 17, 2009.	*

3.1	Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A (File No. 001-09444) filed March 23, 2004.	*

10.1	Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.2	Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.3	Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.4	Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.5	Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.6	Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.	*

10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2007.	*

10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008.	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page

10.11	Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2007.	*

10.12	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 20, 2008.	*

10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed on March 2, 2009.	*

10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 2, 2009.	*

21	Subsidiaries of Cedar Fair, L.P.	60

23	Consent of Independent Registered Public Accounting Firm	61

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	62

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	63

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	64