Form 10-Q
period 2010-03-28
CEDAR FAIR L P
filed 2010-05-07
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of
Units Representing	May 1, 2010
Limited Partner Interests	55,324,273

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	3/28/10	12/31/09
ASSETS
Current Assets:
Cash and cash equivalents	$5,374	$11,928
Receivables	5,640	6,535
Inventories	39,455	27,265
Current deferred tax asset	60,854	6,725
Prepaid insurance	2,881	3,545
Other current assets	8,936	5,310

	123,140	61,308

Property and Equipment:
Land	306,941	305,401
Land improvements	330,084	326,424
Buildings	590,506	589,219
Rides and equipment	1,372,926	1,351,595
Construction in progress	39,397	34,468

	2,639,854	2,607,107
Less accumulated depreciation	(830,642)	(826,038)

	1,809,212	1,781,069

Goodwill	242,112	240,006
Other Intangibles, net	42,488	42,208
Other Assets	20,228	20,848

	$2,237,180	$2,145,439

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,546	$15,959
Accounts payable	26,081	10,040
Deferred revenue	39,570	23,176
Accrued interest	10,268	4,905
Accrued taxes	12,458	17,930
Accrued salaries, wages and benefits	15,484	19,008
Self-insurance reserves	21,155	21,785
Other accrued liabilities	18,134	18,717

	158,696	131,520

Deferred Tax Liability	140,513	138,124
Derivative Liability	128,423	129,662
Other Liabilities	6,870	7,884
Long-Term Debt:
Revolving credit loans	216,000	86,300
Term debt	1,484,500	1,524,087

	1,700,500	1,610,387

Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 55,324 and 55,234 units outstanding at March 28, 2010 and December 31, 2009, respectively	170,731	209,854
Accumulated other comprehensive loss	(73,842)	(87,281)

	102,178	127,862

	$2,237,180	$2,145,439

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/28/10	3/29/09	3/28/10	3/29/09

Net revenues:
Admissions	$10,964	$10,323	$533,455	$558,990
Food, merchandise and games	11,910	11,453	316,843	349,674
Accommodations and other	4,442	4,690	66,627	73,632

	27,316	26,466	916,925	982,296

Costs and expenses:
Cost of food, merchandise and games revenues	3,881	3,852	84,969	89,072
Operating expenses	62,752	61,080	404,400	411,345
Selling, general and administrative	17,351	13,564	132,260	128,514
Loss on impairment of goodwill and other intangibles	—	—	4,500	86,988
Loss on impairment / retirement of fixed assets	—	30	214	8,455
(Gain) on sale of other assets	—	—	(23,098)	—
Depreciation and amortization	3,889	4,214	132,420	123,869

	87,873	82,740	735,665	848,243

Operating income (loss)	(60,557)	(56,274)	181,260	134,053
Interest expense	29,614	28,902	125,418	125,662
Net effect of swaps	7,575	—	16,745	—
Other (income) expense	(58)	(28)	1,230	178

Income (loss) before taxes	(97,688)	(85,148)	37,867	8,213
Provision (credit) for taxes	(57,755)	(31,867)	(10,910)	12,006

Net income (loss)	(39,933)	(53,281)	48,777	(3,793)
Net income (loss) allocated to general partner	—	(1)	—	—

Net income (loss) allocated to limited partners	$(39,933)	$(53,280)	$48,777	$(3,793)

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,222	55,127	55,222	55,054
Net income (loss) per limited partner unit	$(0.72)	$(0.97)	$0.88	$(0.07)

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,222	55,127	55,778	55,054
Net income (loss) per limited partner unit	$(0.72)	$(0.97)	$0.87	$(0.07)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 28, 2010

(In thousands)

Three Months Ended 03/28/10

Limited Partnership Units Outstanding
Beginning balance	55,234
Limited partnership unit options exercised	32
Issuance of limited partnership units as compensation	58

55,324

Limited Partners’ Equity
Beginning balance	$209,854
Net loss	(39,933)
Expense recognized for limited partnership unit options	(10)
Tax effect of units involved in option exercises and treasury unit transactions	181
Issuance of limited partnership units as compensation	639

170,731

General Partner’s Equity
Beginning balance	(1)
Net loss	—

(1)

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	2,422
Current period activity, net of tax ($1,763)	1,057

3,479

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(89,703)
Current period activity, net of tax ($626)	12,382

(77,321)

(73,842)

Total Partners’ Equity	$102,178

Summary of Comprehensive Income (Loss)
Net loss	$(39,933)
Other comprehensive income	13,439

Total Comprehensive Income (Loss)	$(26,494)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Twelve months ended
	3/28/10	3/29/09	3/28/10	3/29/09
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(39,933)	$(53,281)	$48,777	$(3,793)
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	4,272	5,818	139,969	130,640
Loss on impairment of goodwill and other intangibles	—	—	4,500	86,988
Loss on impairment / retirement of fixed assets	—	30	214	8,455
(Gain) on sale of other assets	—	—	(23,098)	—
Net effect of swaps	7,575	—	16,745	—
Net change in working capital	(42,477)	(21,716)	(971)	(10,857)
Net change in other assets/liabilities	(921)	(461)	(1,372)	(12,414)

Net cash (for) from operating activities	(71,484)	(69,610)	184,764	199,019

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	—	53,831	—
Capital expenditures	(24,945)	(22,862)	(71,569)	(81,380)

Net cash (for) investing activities	(24,945)	(22,862)	(17,738)	(81,380)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	129,700	126,000	67,300	10,909
Term debt payments, including early termination penalties	(40,000)	(13,000)	(188,329)	(30,450)
Distributions paid to partners	—	(26,462)	(41,402)	(105,727)
Payment of debt issuance costs	—	—	(7,694)	—
Exercise of limited partnership unit options	—	—	—	4,082

Net cash from (for) financing activities	89,700	86,538	(170,125)	(121,186)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	175	(33)	567	(601)

CASH AND CASH EQUIVALENTS
Net (decrease) for the period	(6,554)	(5,967)	(2,532)	(4,148)
Balance, beginning of period	11,928	13,873	7,906	12,054

Balance, end of period	$5,374	$7,906	$5,374	$7,906

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$24,509	$21,470	$120,047	$119,681
Interest capitalized	797	563	1,851	1,721
Cash payments for income taxes	2,568	1,557	19,977	14,610

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 28, 2010 and March 29, 2009 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 28, 2010 include actual 2009 peak season operating results, they may not be indicative of 2010 full calendar year operations.

(1) Termination of Agreement with Private Equity Firm:

On April 6th, 2010, the Partnership and the affiliates of Apollo Global Management (Apollo) mutually terminated the merger agreement originally entered into on December 16, 2009. Consistent with the terms of the agreement, the Partnership paid Apollo $6.5 million to reimburse Apollo for certain expenses incurred in connection with the transaction. In addition, both parties released each other from all obligations with respect to the proposed merger transaction, as well as from any claims arising out of or relating to the merger agreement. The $6.5 million paid to Apollo in April will be recognized as a charge to earnings in the second quarter.

The Partnership remains an independent public company and its units continue to be listed and traded on the New York Stock Exchange under the symbol “FUN.”

(2) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 28, 2010 and March 29, 2009 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, which were included in the Form 10-K filed on February 26, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(3) Interim Reporting:

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

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

(4) Derivative Financial Instruments:

On January 1, 2009, the Partnership adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification’s (ASC) 815. The adoption of FASB ASC 815 had no impact on the Partnership’s condensed consolidated financial statements and only required additional financial statement disclosures. The Partnership has applied the requirements of FASB ASC 815 on a prospective basis.

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

The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated all of its interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at March 28, 2010 was recorded as a liability of $77.7 million in “Derivative Liability” on the condensed consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, the swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through March 28, 2010. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011. The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $50.7 million at March 28, 2010, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of March 28, 2010	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$77,674	$83,359
Cross-currency swaps	N/A	—	—

Total derivatives designated as hedging instruments:		$77,674	$83,359

Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$—	$—
Cross-currency swaps	Derivative Liability	50,749	46,303

Total derivatives not designated as hedging instruments:		$50,749	$46,303

Total Derivative Liability		$128,423	$129,662

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Three months ended 3/28/10	Three months ended 3/29/09		Three months ended 3/28/10	Three months ended 3/29/09		Three months ended 3/28/10	Three months ended 3/29/09

Interest rate swaps	$—	$2,959	Interest Expense	$—	$(13,514)	Net effect of swaps	$5,685	N/A
Cross currency swaps (1)	—	7,370	Interest Expense	—	(932)		N/A	N/A

Total	$—	$10,329		$—	$(14,446)		$5,685	N/A

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not in FASB ASC 815 Cash Flow Hedging Relationships		Three months ended 3/28/10	Three months ended 3/29/09

Cross currency swaps (1)	Net effect of swaps	$(3,650)	N/A

		$(3,650)	N/A

(1)	The cross currency swaps became ineffective and were de-designated in August 2009.

In addition to the amount of gain (loss) recognized in income on the ineffective portion of derivatives noted in the table above, $13.2 million of expense representing the amortization of amounts in Accumulated OCI for the swaps was recorded in “Net effect of swaps” in the condensed consolidated statements of operations. Offsetting the amortization recorded in “Net effect of swaps” was the recognition of a $3.7 million foreign currency gain related to the U.S. dollar denominated Canadian term loan.

The amounts reclassified from accumulated OCI into income for the periods noted above are in large part the result of the Partnership’s initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its Credit Agreement.

(5) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

(6) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	03/28/10	03/29/09	03/28/10	03/29/09
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,222	55,127	55,222	55,054
Effect of dilutive units:
Unit options	—	—	53	—
Phantom units	—	—	503	—

Diluted weighted average units outstanding	55,222	55,127	55,778	55,054

Net income (loss) per unit - basic	$(0.72)	$(0.97)	$0.88	$(0.07)

Net income (loss) per unit - diluted	$(0.72)	$(0.97)	$0.87	$(0.07)

The effect of unit options on the three months and twelve months ended March 28, 2010, had they not been antidilutive, would have been 356,000 and 447,000 units, respectively. The effect of unit options on the three months and twelve months ended March 29, 2009, had they not been antidilutive, would have been 474,000 and 746,000 units, respectively.

(7) Goodwill and Other Intangible Assets:

In accordance with FASB ASC 350-10-05 goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Goodwill and trade-names have been assigned at the reporting unit, or park level, for purposes of impairment testing. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter in 2009 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006, as further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2009 and included in the Form 10-K filed on February 26, 2010, is annually tested for impairment as of April 1st. During the second quarter of 2009, we completed our annual impairment test on goodwill and other non-amortizable intangibles related to the PPI parks, which did not indicate any impairment.

At the end of the fourth quarter of 2009, we concluded that based on 2009 operating results and forecasted results that a review of the carrying amount of our trade-names was warranted. After performing this review, we concluded that a portion of our trade-names originally recorded with the PPI acquisition were impaired. As a result, we recognized $4.5 million of trade-name impairment as of December 31, 2009.

A summary of changes in the Partnership’s carrying value of goodwill for the quarter is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2009	$319,874	$(79,868)	$240,006
Translation	2,106	—	2,106

Balance at March 28, 2010	$321,980	$(79,868)	$242,112

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

At March 28, 2010, the Partnership’s other intangible assets consisted of the following:

March 28, 2010 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$41,933	$—	$41,933
License / franchise agreements	13,664	13,159	505
Non-compete agreements	200	150	50

Total other intangible assets	$55,797	$13,309	$42,488

Amortization expense of other intangible assets for both the three months ended March 28, 2010 and March 29, 2009 was $17,800 and $341,000, respectively. The estimated amortization expense for the remainder of 2010 is $153,000. Estimated amortization expense is expected to total less than $100,000 from 2011 through 2014.

(8) Income and Partnership Taxes:

Under FASB ASC 740-10-05 and FASB ASC 830-740-05 income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2010, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(9) Fair Value Measurements:

The Partnership adopted FASB ASC 820 and FASB ASC 815-10-05 on January 1, 2008. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under Generally Accepted Accounting Principles (GAAP), certain assets and liabilities must be measured at fair value, and FASB ASC 820-10 and FASB 815-10 detail the disclosures that are required for items measured at fair value. Under FASB ASC 825 entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Partnership did not elect the fair value measurement option under FASB ASC 825 for any of its financial assets or liabilities.

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

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

FOR THE PERIODS ENDED MARCH 28, 2010 AND MARCH 29, 2009

The table below presents the balances of liabilities measured at fair value as of March 28, 2010 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$77,674	$—	$77,674	$—
Cross-currency swap agreements	50,749	—	50,749	—

Total (1)	$128,423	$—	$128,423	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and at March 28, 2010 concluded there was no necessary adjustment to be made. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at March 28, 2010.

FASB ASC 825-10-65, issued in April 2009, requires disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. FASB ASC 825-10-65 amends FASB ASC 270 to require those disclosures in all interim financial statements. FASB ASC 825-10-65 is effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a material effect on the Partnership’s condensed consolidated financial statements.

The fair value of our term debt at March 28, 2010, was approximately $1,314.4 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities.

The Partnership may prepay some or all of its debt maturing in 2012 without premium or penalty at any time. Term debt maturing in 2014 may be subject to a premium under certain conditions during the two-year period ending August 12, 2011. The 2009 Amended Credit Agreement provides for a soft-call premium that is applicable to the term debt maturing in 2014. Under this condition, an amendment resulting in a reduction in the Applicable Margin, or a refinancing of the 2014 term debt, would result in a 1% fee to the applicable 2014 term-debt lenders.

(10) Accounting Pronouncements:

In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. The Partnership adopted this guidance as of March 28, 2010 and it did not have a material effect on its condensed consolidated financial statements.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, California’s Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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

In the first quarter of 2010, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Adjusted EBITDA:

We believe that adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, and other non-cash items) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants.

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three and twelve-month periods ended March 28, 2010 and March 29, 2009.

	Three months ended		Twelve months ended
	3/28/10	3/29/09	3/28/10	3/29/09
	(In thousands )
Net income (loss)	$(39,933)	$(53,281)	$48,777	$(3,793)
Provision (benefit) for taxes	(57,755)	(31,867)	(10,910)	12,006
Other (income) expense, net	(58)	(28)	1,230	178
Net effect of swaps	7,575	—	16,745	—
Interest expense	29,614	28,902	125,418	125,662
Depreciation and amortization	3,889	4,214	132,420	123,869
Equity-based compensation	(10)	163	(199)	749
Loss on impairment of goodwill and other intangibles	—	—	4,500	86,988
Loss on impairment / retirement of fixed assets	—	30	214	8,455
(Gain) on sale of other assets	—	—	(23,098)	—

Adjusted EBITDA	$(56,678)	$(51,867)	$295,097	$354,114

Results of Operations:

First Quarter –

Operating results for the first quarter historically include less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and six outdoor water parks, as well as daily operations at Knott’s Berry Farm and Castaway Bay, which are open year-round. In total, the number of operating days in the current quarter was comparative to the number of operating days in 2009.

The following table presents key financial information for the three months ended March 28, 2010 and March 29, 2009:

	Three months ended 3/28/10	Three months ended 3/29/09	Increase (Decrease)
			$	%
(Amounts in thousands)
Net revenues	$27,316	$26,466	$850	3.2
Cash operating costs and expenses	83,994	78,333	5,661	7.2

Adjusted EBITDA	(56,678)	(51,867)	(4,811)	(9.3)
Depreciation and amortization	3,889	4,214	(325)	(7.7)
Equity-based compensation	(10)	163	(173)	N/M
Loss on impairment / retirement of fixed assets	—	30	(30)	N/M

Operating loss	$(60,557)	$(56,274)	$(4,283)	(7.6)

N/M - not meaningful

For the quarter ended March 28, 2010, net revenues increased $850,000, or 3%, to $27.3 million from $26.5 million in 2009, due primarily to increases in early-season attendance in our western and southern regions. Although encouraging, these increases represent a very small number of operating days at only a handful of our parks. At the end of the first quarter, only four of our 17 properties were in operation. The other parks, including our larger parks: Cedar Point and Kings Island located in Ohio and Canada’s Wonderland in Toronto, were in the final stages of preparing to open for the 2010 operating season.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter increased $5.7 million to $84.0 million from $78.3 million in 2009, primarily attributable to legal and other costs incurred in connection with the terminated merger with Apollo of $3.8 million and the negative impact of exchange rates on our Canadian operations (approximately $1.0 million) in the period. During the second quarter of 2010 we expect to incur additional fees related to the terminated merger, including the $6.5 million break-up fee paid to Apollo in April to reimburse them for certain expenses incurred in connection with the transaction.

For the quarter, depreciation and amortization expense decreased $325,000, or 8%, to $3.9 million. This decrease was primarily due to lower amortization expense in the current period resulting from the accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. After depreciation, amortization and all other non-cash costs, the operating loss for the quarter increased to $60.6 million from $56.3 million a year ago.

Interest expense for the first quarter increased 2% to $29.6 million in 2010 compared with $28.9 million in 2009, due primarily to higher interest-rate spreads on the $900 million of term debt that was extended in August 2009 for a period of two years. Offsetting this somewhat was lower interest rates on $300 million of our term debt, resulting from the expiration of fixed-rate interest rate swaps in July 2009. A net credit for taxes of $57.8 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (PTP) taxes during the first quarter of 2010 compared with a net credit for taxes of $31.9 million in the same period a year ago. To determine the interim period income tax provision (benefit) of our corporate subsidiaries we apply an estimated annual effective tax rate to our year-to-date income (loss). The interim period income tax provision (benefit) is distinct from actual cash taxes paid or payable. Actual cash taxes paid or payable are estimated to be between $20-23 million for the 2010 calendar year.

After interest expense and the credit for taxes, the net loss for the three-month period totaled $39.9 million, or $0.72 per diluted limited partner unit, compared with a net loss of $53.3 million, or $0.97 per unit, a year ago. The current quarter net loss reflects approximately $3.8 million of merger costs (as discussed above) and a $7.6 million non-cash charge to income for the change in the mark-to-market valuation of our interest rate swaps that had gone ineffective or were de-designated for hedge accounting during the year, as well as the related amortization of amounts previously recorded in AOCI. In the prior year, these swaps were highly effective and the changes in mark-to-market valuations were appropriately recorded in AOCI and not through earnings. Excluding these merger costs and non-cash charges on the swaps, our first-quarter net loss would have been $29.2 million, or $0.53 per unit.

Twelve Months Ended March 28, 2010 –

The following table presents key financial information for the twelve months ended March 28, 2010 and March 29, 2009:

	Twelve months ended 3/28/10	Twelve months ended 3/29/09	Increase (Decrease)
			$	%
(Amounts in thousands)
Net revenues	$916,925	$982,296	$(65,371)	(6.7)
Cash operating costs and expenses	621,828	628,182	(6,354)	(1.0)

Adjusted EBITDA	295,097	354,114	(59,017)	(16.7)
Depreciation and amortization	132,420	123,869	8,551	6.9
Equity-based compensation	(199)	749	(948)	N/M
Loss on impairment of goodwill and other intangibles	4,500	86,988	(82,488)	N/M
Loss on impairment / retirement of fixed assets	214	8,455	(8,241)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$181,260	$134,053	$47,207	35.2

N/M - not meaningful

Net revenues for the twelve months ended March 28, 2010, totaled $916.9 million compared to $982.3 million for the same period a year ago. The decrease between the years is primarily due to the poor economic conditions in which the parks operated in 2009 compared with 2008, and to a lesser extent inclement weather, including particularly cooler than normal temperatures, throughout much of the 2009 season at our northern and southern parks. The economic conditions in 2009 contributed to a sharp decline in group sales business and a decline in season pass sales, while poor weather led to a decline in season pass visits in 2009 when compared with 2008. Additionally, declines in occupancy rates during 2009 compared with 2008 were experienced at most of our hotel properties.

Excluding depreciation, amortization and impairment/retirement charges, operating costs and expenses were $621.8 million compared with $628.2 million in 2009. This decrease is primarily due to the successful implementation of numerous cost-savings initiatives in 2009, implemented in anticipation of soft revenues for 2009, and a reduction in variable costs due to a decrease in attendance in 2009. The decrease in operating costs and expenses for the twelve months ended March 28, 2010 was offset by the settlement of a California class-action lawsuit ($9.0 million) and the settlement of a licensing dispute with Paramount Pictures ($2.0 million), as well as approximately $9.4 million in costs related to the terminated merger with Apollo.

For the twelve months ended March 28, 2010, depreciation and amortization expense increased $8.6 million, or 7%, from the same period a year ago. This increase reflects the accelerated amortization in the fourth quarter of 2009 of the intangible asset related to the Nickelodeon licensing agreement that was not renewed at the end of 2009. During the fourth quarter of 2009, we also recorded $4.5 million of non-cash charges for the impairment of trade-names that were originally recorded when we acquired the PPI parks in 2006. During the fourth quarter of 2008, we recorded non-cash charges of $79.9 million and $7.1 million for the impairment of goodwill and trade-names, respectively, that were originally recorded when we acquired the PPI parks. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks has fallen below our original expectations, which when coupled with a higher cost of capital, generally resulted in the impairment charges recorded in the fourth quarters of 2009 and 2008. It is important to note that each of the acquired parks remains profitable, and that the goodwill and trade-name write-downs do not affect cash, adjusted EBITDA or liquidity.

In August of 2009, we completed the sale of 87 acres of surplus land at Canada’s Wonderland to the Vaughn Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain, which is reflected in our operating results for the twelve months ended March 28, 2010. After depreciation, amortization, impairment charges on goodwill and other intangibles, a loss on impairment/retirement of fixed assets, and the gain on the sale of the Canadian land, operating income for the twelve-month period totaled $181.3 million compared with $134.1 million for the same period in 2009.

Interest expense for the twelve-month period ended March 28, 2010 decreased $244,000 to $125.4 million, due to lower rates on $300 million of term debt resulting from the expiration of fixed-rate swaps in July 2009, lower average debt borrowings, and the accounting effect of our swaps no longer qualifying for hedge accounting beginning in late 2009, offset by higher interest-rate spreads on the $900 million of extended term debt. During the twelve-month period, we recorded a net credit for taxes of $10.9 million to account for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $12.0 million a year ago.

After interest expense and provision for taxes, net income for the twelve months ended March 28, 2010 was $48.8 million, or $0.87 per diluted limited partner unit, compared with net loss of $3.8 million, or $0.07 per diluted limited partner unit, for the twelve months ended March 29, 2009. Included in the results for the twelve months ended March 28, 2010 were $20.4 million of total costs associated with the terminated merger with Apollo and the two litigation settlements and $16.7 million of non-cash accounting charges to income related to the ineffective and de-designated interest rate swaps.

For the twelve-month period ended March 28, 2010, adjusted EBITDA decreased $59.0 million, or 16.7%, to $295.1 million. This decrease was the result of our soft attendance and revenues in 2009, as well as the incremental cash costs associated with the failed merger and the two litigation settlements (as discussed above). Excluding the merger and litigation costs, adjusted EBITDA would have totaled $315.5 million, down 11% from the same twelve-month period a year ago.

Liquidity and Capital Resources:

With respect to both liquidity and cash flow, we ended the first quarter of 2010 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at March 28, 2010 is the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

In June 2006, and as amended in August 2006, in connection with the acquisition of the PPI parks, we entered into a new $2,090 million credit agreement with several banks and certain “Lenders” party thereto (the Credit Agreement). In February 2007, we took advantage of favorable market conditions and amended the Credit Agreement (the Amended Agreement), reducing interest rate spreads on the term borrowings by 50 basis points (bps). In August 2009, we further amended our Credit Agreement (the 2009 Amended Agreement), extending $900 million of term debt by two years, while increasing interest rate spreads on those term borrowings by 200 bps. The extended term debt will mature in 2014 and bears interest at a rate of LIBOR plus 400 bps, as long as our corporate rating from Moody’s is better than “B2” or its issuer credit rating from S&P is better than “B”.

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

Other terms of the amendment included a reduction in our existing $345 million revolving credit facilities, including a $30 million reduction in our U.S. facility and a $5 million reduction in our Canadian facility. The credit facilities provided under the 2009 Amended Agreement include $280 million in U.S. revolving loan commitments and $30 million in Canadian revolving loan commitments.

Under the 2009 Amended Agreement, U.S. denominated loans made under the U.S. and Canadian revolving loan commitments that mature on August 30, 2011 currently bear interest at a rate based on LIBOR plus 250 bps. Canadian denominated loans made under the Canadian revolving commitments currently bear interest at a rate based on Bankers’ Acceptance plus 250 bps or Canadian prime plus 150 bps. The U.S. term loan maturing on August 30, 2012 and the Canadian term loan maturing February 17, 2012, bear interest at a rate based on LIBOR plus 200 bps or a base rate plus 100 bps. The U.S. term loan is amortizing at $4.8 million a year. The Canadian term loan is amortizing at a rate of $1.5 million per year. The U.S. term loan that matures on August 30, 2014, as well as the Canadian term loan maturing on February 17, 2014, bears interest at a rate based on LIBOR plus 400 bps or a base rate plus 300 bps. The U.S. term loan is amortizing at $8.6 million a year. The Canadian term loan is amortizing at a rate of $0.7 million per year. The Credit Agreement also provides for the issuance of documentary and standby letters of credit.

At March 28, 2010, we had $1,500.0 million of variable-rate term debt and $216.0 million in borrowings under the revolving credit facilities. After letters of credit, which totaled $12.9 million at March 28, 2010, we had $81.1 million of available borrowings under our revolving credit agreements. Of our total term debt, $15.5 million is scheduled to mature within the next twelve months.

In 2006, we entered into five fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed rate on the interest rate swaps is 5.6%. The interest rate swaps are set to mature in October 2011. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued through March 28, 2010. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and first quarter of 2010. The fair market value of these instruments at March 28, 2010 was $77.7 million and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

In 2007, we terminated two cross-currency swaps, which were effectively converting variable-rate debt related to our wholly owned Canadian subsidiary to fixed-rate debt, and received $3.9 million in cash upon termination. We replaced these swaps with two new cross-currency swap agreements, which effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at March 28, 2010 was $50.7 million and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The 2009 Amended Agreement includes customary covenants to monitor operating performance, as well as liquidity ratios that govern our partnership distributions. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio which applies only to the ability to declare and pay distributions. At March 28, 2010, this ratio set forth in the 2009 Amended Agreement was 4.75x debt-to-EBITDA. Based on our twelve month results ending March 28, 2010, we did not meet this covenant and distributions remained suspended as of March 28, 2010.

The 2009 Amended Agreement also requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. As of the quarter-end, this ratio was set at 5.25x consolidated total debt (excluding revolving debt)-to-EBITDA. Primarily due to the seasonal nature of our business, we used our revolver to prepay $40 million of term debt during the first quarter of 2010. This prepayment allowed us to comply with and maintain an adequate level of cushion relative to the Consolidated Leverage Ratio up to the start of our parks’ 2010 operating seasons, at which time we will utilize operating cash flows to pay down our revolving credit facility as usual. To the extent that our 2010 attendance levels are negatively impacted by deteriorating economic and market conditions, and our operating results fall below 2009 levels, our ability to satisfy the Consolidated Leverage Ratio, which steps down to 5.00x consolidated total debt (excluding revolving debt)-to-EBITDA at December 31, 2010, could be difficult. Over the next few months we will be addressing our capital structure, particularly focusing on our debt and on creating a stable structure that we can maintain through difficult economic cycles. At March 28, 2010, our consolidated total debt (excluding revolving debt)-to-EBITDA ratio was 5.09x, providing an $8.9 million EBITDA cushion, which we believe is sufficient, and was in compliance with the Consolidate Leverage Ratio. We were in compliance with all other terms of the Credit Agreement as of March 28, 2010.

In December 2009, we filed a shelf registration statement on Form S-3 with the SEC, which allows us to offer up to $750 million in debt and/or equity securities. In 2010, we intend to look to the debt capital markets in the evaluation of the refinancing of some or all of our existing term debt, as well as the evaluation of our overall long-term capital structure.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K as amended by Item 1A in this Form 10-Q, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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

For derivative instruments that are designated and qualify as cash flow hedges under FASB ASC 815, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities under FASB ASC 815 are reported as “Net effect of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the consolidated statement of operations.

After considering the impact of interest rate swap agreements, at March 28, 2010, $1,260.5 million of our outstanding long-term debt represented fixed-rate debt and $455.5 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $3.5 million as of March 28, 2010.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.7 million decrease in annual operating income.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 28, 2010, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting -

There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2010 first-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As a result of the termination of the merger agreement with Apollo, the Erie County, Ohio lawsuits disclosed under Item 3 of our Annual Report on Form 10-K filed on February 26, 2010, have been settled and dismissed with no material effect on the Partnership’s financial results.

The previously-disclosed putative class action in the Delaware Court of Chancery has been stayed, pending the result of the Erie County, Ohio lawsuits. There have been no further developments relating to the previously-disclosed putative class action in the Northern District of Ohio. The Partnership does not expect these pending lawsuits to materially affect its financial results in future periods.

ITEM 1A.	RISK FACTORS

The two risk factors related to the proposed merger with Apollo set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 are no longer relevant to our business following the termination of the merger agreement. There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

CEDAR FAIR, L.P.
(Registrant)

By	Cedar Fair Management, Inc.
General Partner

Date: May 7, 2010	/S/ PETER J. CRAGE
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