Form 10-Q
period 2010-06-27
CEDAR FAIR L P
filed 2010-08-06
CIK 811532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2010
Units Representing Limited Partner Interests	55,324,273

CEDAR FAIR, L.P.

INDEX

FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	6/27/10	12/31/09
ASSETS
Current Assets:
Cash and cash equivalents	$23,930	$11,928
Receivables	26,782	6,535
Inventories	48,065	27,265
Current deferred tax asset	58,241	6,725
Prepaid insurance	2,466	3,545
Other current assets	11,640	5,310

	171,124	61,308
Property and Equipment:
Land	306,207	305,401
Land improvements	337,579	326,424
Buildings	590,974	589,219
Rides and equipment	1,422,881	1,351,595
Construction in progress	5,449	34,468

	2,663,090	2,607,107
Less accumulated depreciation	(874,164)	(826,038)

	1,788,926	1,781,069

Goodwill	241,109	240,006
Other Intangibles, net	40,838	42,208
Other Assets	18,859	20,848

	$2,260,856	$2,145,439

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,546	$15,959
Accounts payable	41,200	10,040
Deferred revenue	82,428	23,176
Accrued interest	10,207	4,905
Accrued taxes	10,601	17,930
Accrued salaries, wages and benefits	18,307	19,008
Self-insurance reserves	22,454	21,785
Other accrued liabilities	10,162	18,717

	210,905	131,520

Deferred Tax Liability	140,324	138,124

Derivative Liability	115,244	129,662

Other Liabilities	6,530	7,884

Long-Term Debt:
Revolving credit loans	197,000	86,300
Term debt	1,480,615	1,524,087

	1,677,615	1,610,387
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 55,324 and 55,234 units outstanding at June 27, 2010 and December 31, 2009, respectively	166,516	209,854
Accumulated other comprehensive loss	(61,567)	(87,281)

	110,238	127,862

	$2,260,856	$2,145,439

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/27/10	6/28/09	6/27/10	6/28/09	6/27/10	6/28/09

Net revenues:
Admissions	$156,507	$150,540	$167,471	$160,863	$539,422	$545,883
Food, merchandise and games	100,852	96,028	112,762	107,481	321,667	333,546
Accommodations and other	18,228	17,558	22,670	22,248	67,297	70,759

	275,587	264,126	302,903	290,592	928,386	950,188

Costs and expenses:
Cost of food, merchandise and games revenues	26,350	24,906	30,231	28,758	86,413	86,142
Operating expenses	120,939	118,042	183,691	179,122	407,297	404,656
Selling, general and administrative	45,141	37,524	62,492	51,088	139,877	124,179
Depreciation and amortization	43,989	42,977	47,878	47,191	133,432	122,757
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	—	5,890	86,988
Loss on impairment / retirement of fixed assets, net	—	—	—	30	214	5,190
(Gain) on sale of other assets	—	—	—	—	(23,098)	—

	237,809	223,449	325,682	306,189	750,025	829,912

Operating income (loss)	37,778	40,677	(22,779)	(15,597)	178,361	120,276
Interest expense	32,785	30,909	62,399	59,811	127,294	122,309
Net effect of swaps	2,034	—	9,609	—	18,779	—
Other (income) expense	16	(177)	(42)	(205)	1,423	(166)

Income (loss) before taxes	2,943	9,945	(94,745)	(75,203)	30,865	(1,867)
Provision (benefit) for taxes	7,158	2,557	(50,597)	(29,310)	(6,309)	9,226

Net income (loss)	(4,215)	7,388	(44,148)	(45,893)	37,174	(11,093)
Net income (loss) allocated to general partner	—	—	—	(1)	—	(1)

Net income (loss) allocated to limited partners	$(4,215)	$7,388	$(44,148)	$(45,892)	$37,174	$(11,092)

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,324	55,195	55,266	55,161	55,254	55,111
Net income (loss) per limited partner unit	$(0.08)	$0.13	$(0.80)	$(0.83)	$0.67	$(0.20)

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,324	55,905	55,266	55,161	55,841	55,111
Net income (loss) per limited partner unit	$(0.08)	$0.13	$(0.80)	$(0.83)	$0.67	$(0.20)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 27, 2010

(In thousands)

Six Months Ended 6/27/10

Limited Partnership Units Outstanding
Beginning balance	55,234
Limited partnership unit options exercised	32
Issuance of limited partnership units as compensation	58

55,324

Limited Partners’ Equity
Beginning balance	$209,854
Net loss	(44,148)
Expense recognized for limited partnership unit options	(10)
Tax effect of units involved in option exercises and treasury unit transactions	181
Issuance of limited partnership units as compensation	639

166,516

General Partner’s Equity
Beginning balance	(1)
Net loss	—

(1)

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	2,422
Current period activity, net of tax ($953)	604

3,026

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(89,703)
Current period activity, net of tax ($1,247)	25,110

(64,593)

(61,567)

Total Partners’ Equity	$110,238

Summary of Comprehensive Income (Loss)
Net loss	$(44,148)
Other comprehensive income	25,714

Total Comprehensive Income (Loss)	$(18,434)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended		Six months ended		Twelve months ended
	6/27/10	6/28/09	6/27/10	6/28/09	6/27/10	6/28/09
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(4,215)	$7,388	$(44,148)	$(45,893)	$37,174	$(11,093)
Adjustments to reconcile net income (loss) to net cash (for) from operating activities:
Non-cash expense	45,482	45,816	49,848	50,997	139,366	131,116
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	—	5,890	86,988
Loss on impairment / retirement of fixed assets, net	—	—	—	30	214	5,190
(Gain) on sale of other assets	—	—	—	—	(23,098)	—
Net effect of swaps	2,034	—	9,609	—	18,779	—
Net change in working capital	25,271	32,647	(17,228)	10,777	(9,970)	(8,001)
Net change in other assets/liabilities	(193)	(282)	(1,114)	(184)	(689)	(16,377)

Net cash (for) from operating activities	69,769	85,569	(1,643)	15,727	167,666	187,823

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	—	—	—	53,831	—
Capital expenditures	(28,327)	(18,312)	(53,261)	(40,840)	(81,929)	(62,874)

Net cash for investing activities	(28,327)	(18,312)	(53,261)	(40,840)	(28,098)	(62,874)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(19,000)	(12,900)	110,700	113,100	61,200	12,349
Term debt payments, including early termination penalties	(3,886)	(17,329)	(43,886)	(30,329)	(174,886)	(43,417)
Distributions paid to partners	—	(13,798)	—	(40,260)	(27,604)	(93,115)
Payment of debt issuance costs	—	—	—	—	(7,694)	—

Net cash from (for) financing activities	(22,886)	(44,027)	66,814	42,511	(148,984)	(124,183)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	846	92	711	1,364	(1,695)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	18,556	24,076	12,002	18,109	(8,052)	(929)
Balance, beginning of period	5,374	7,906	11,928	13,873	31,982	32,911

Balance, end of period	$23,930	$31,982	$23,930	$31,982	$23,930	$31,982

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$31,809	$29,344	$56,318	$50,814	$122,512	$116,938
Interest capitalized	347	281	1,144	844	1,917	1,612
Cash payments for income taxes	6,969	5,002	9,537	6,559	21,944	16,860

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 27, 2010 AND JUNE 28, 2009

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.

Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 27, 2010 and June 28, 2009 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 27, 2010 include actual 2009 peak season operating results, they may not be indicative of 2010 full calendar year operations.

(1) Termination of Agreement with Private Equity Firm:

On April 6th, 2010, the Partnership and the affiliates of Apollo Global Management (Apollo) mutually terminated the merger agreement originally entered into on December 16, 2009. Consistent with the terms of the agreement, the Partnership paid Apollo $6.5 million to reimburse Apollo for certain expenses incurred in connection with the transaction. In addition, both parties released each other from all obligations with respect to the proposed merger transaction, as well as from any claims arising out of or relating to the merger agreement. The $6.5 million paid to Apollo in April was recognized as a charge to earnings in “Selling, general and administrative” in the second quarter of 2010.

The Partnership remains an independent public company and its units continue to be listed and traded on the New York Stock Exchange under the symbol “FUN.”

(2) Significant Accounting and Reporting Policies:

The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 27, 2010 and June 28, 2009 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, which were included in the Form 10-K filed on February 26, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

(4) Derivative Financial Instruments:

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

The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated all of its interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at June 27, 2010 was recorded as a liability of $68.4 million in “Derivative Liability” on the condensed consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, the swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through June 27, 2010. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011. The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, of which $57.3 million remained still to be amortized in AOCI as of June 27, 2010.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $46.9 million at June 27, 2010, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. As a result of paying down underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of June 27, 2010	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$68,361	$83,359
Cross-currency swaps	N/A	—	—

Total derivatives designated as hedging instruments:		$68,361	$83,359

Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$—	$—
Cross-currency swaps	Derivative Liability	46,883	46,303

Total derivatives not designated as hedging instruments:		$46,883	$46,303

Total Derivative Liability		$115,244	$129,662

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended 6/27/10	Three months ended 6/28/09		Three months ended 6/27/10	Three months ended 6/28/09		Three months ended 6/27/10	Three months ended 6/28/09

Interest rate swaps	$—	$15,132	Interest Expense	$—	$(15,563)	Net effect of swaps	$9,313	N/A
Cross-currency swaps (1)	—	(16,241)	Interest Expense	—	(3,825)		N/A	N/A

Total	$—	$(1,109)		$—	$(19,388)		$9,313	N/A

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended 6/27/10	Three months ended 6/28/09

Cross-currency swaps (1)	Net effect of swaps	$3,451	N/A

		$3,451	N/A

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

In addition to the $12.8 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $13.2 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and $1.6 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a charge to earnings for the quarter of $2.0 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended 6/27/10	Six months ended 6/28/09		Six months ended 6/27/10	Six months ended 6/28/09		Six months ended 6/27/10	Six months ended 6/28/09

Interest rate swaps	$—	$18,091	Interest Expense	$—	$(29,077)	Net effect of swaps	$14,998	N/A
Cross-currency swaps (1)	—	(8,871)	Interest Expense	—	(4,757)		N/A	N/A

Total	$—	$9,220		$—	$(33,834)		$14,998	N/A

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended 6/27/10	Six months ended 6/28/09

Cross-currency swaps (1)	Net effect of swaps	$(199)	N/A

		$(199)	N/A

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

In addition to the $14.8 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $26.5 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and a $2.1 million foreign currency gain in the six-month period related to the U.S. dollar denominated Canadian term loan was recorded during the first six months of 2010 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the six-month period of $9.6 million recorded in “Net effect of swaps.”

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

(6) Earnings per Unit:

Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/27/10	6/28/09	6/27/10	6/28/09	6/27/10	6/28/09
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,324	55,195	55,266	55,161	55,254	55,111
Effect of dilutive units:
Unit options	—	71	—	—	38	—
Phantom units	—	639	—	—	549	—

Diluted weighted average units outstanding	55,324	55,905	55,266	55,161	55,841	55,111

Net income (loss) per unit - basic	$(0.08)	$0.13	$(0.80)	$(0.83)	$0.67	$(0.20)

Net income (loss) per unit - diluted	$(0.08)	$0.13	$(0.80)	$(0.83)	$0.66	$(0.20)

The effect of unit options on the three, six, and twelve months ended June 27, 2010, had they not been out of the money or antidilutive, would have been 263,000, 325,000, and 437,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, six, and twelve months ended June 28, 2009, had they not been out of the money or antidilutive, would have been 425,000, 900,000, and 1,152,000 units, respectively.

(7) Goodwill and Other Intangible Assets:

In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Goodwill related to parks acquired prior to 2006 is annually tested for impairment as of October 1st. The Partnership completed this review during the fourth quarter of 2009 and determined the goodwill was not impaired. Goodwill and trade-names related to the Paramount Parks (PPI) acquisition in 2006, as further described in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2009 and included in the Form 10-K filed on February 26, 2010, is annually tested for impairment as of April 1st. After performing an impairment test of indefinite-lived intangibles as of April 1, 2010, the Partnership determined that $1.4 million of trade-names were impaired as the carrying values of trade-names for certain PPI parks exceeded their fair values. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. The test did not indicate any impairment of goodwill as of April 1, 2010.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 27, 2010 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2009	$319,874	$(79,868)	$240,006
Foreign-exchange translation	1,103	—	1,103

Balance at June 27, 2010	$320,977	$(79,868)	$241,109

At June 27, 2010, the Partnership’s other intangible assets consisted of the following:

June 27, 2010 (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Trade names	$41,790	$—	$41,790
License / franchise agreements	13,564	13,166	398
Non-compete agreements	200	160	40

Total other intangible assets	$55,554	$13,326	$42,228

Amortization expense of other intangible assets for the six months ended June 27, 2010 and June 28, 2009 was $35,000 and $670,000, respectively. The estimated amortization expense for the remainder of 2010 is $36,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2011 through 2014.

(8) Income and Partnership Taxes:

Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2010, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

(9) Fair Value Measurements:

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the FASB’s ASC establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

The three broad levels of inputs defined by the fair value hierarchy are as follows:

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

The table below presents the balances of liabilities measured at fair value as of June 27, 2010 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$68,361	$—	$68,361	$—
Cross-currency swap agreements	46,883	—	46,883	—

Total (1)	$115,244	$—	$115,244	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the derivative liabilities by approximately $725,000 as of June 27, 2010. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at June 27, 2010.

The table below presents the balances of assets at certain PPI parks measured at fair value as of June 27, 2010 on a non-recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3
Trade-names	$10,280	—	—	$10,280

Total (1)	$10,280	$—	$—	$10,280

(1)	Included in “Other Intangibles, net” on the Consolidated Balance Sheet

Trade-names at the Partnership’s other parks are measured and reflected at carrying value as of June 27, 2010, as their fair value exceeded their carrying value. A relief-from-royalty model is used to determine whether the fair value of trade-names exceeds their carrying value. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.

After performing an impairment test of indefinite-lived intangibles as of April 1, 2010, the Partnership determined that $1.4 million of trade-names were impaired as the carrying values of trade-names for certain PPI parks exceeded their fair values. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date.

The fair value of our term debt at June 27, 2010, was approximately $1,329.7 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities.

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

(11) Subsequent Events:

On July 29, 2010, the Partnership finalized the issuance of $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement with “Several Lenders” party thereto (the 2010 Credit Agreement), which includes a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under the Partnership’s existing credit facilities.

Terms of the 2010 Credit Agreement include a reduction in our existing $310 million revolving credit facilities to a combined $260 million facility. Under the new agreement, the Canadian revolving credit facility has a limit of $15 million. U.S. denominated loans made under the U.S. and Canadian facilities bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit.

The U.S. term loan, which amortizes at 0.25% quarterly, or $11.8 million per year, is scheduled to mature in December of 2016 and bears interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.

The $405 million senior unsecured notes will pay interest semi-annually in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

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

In order to efficiently manage our properties, we created regional designations for our parks. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada’s Wonderland, Dorney Park & Wildwater Kingdom, Valleyfair, Geauga Lake’s Wildwater Kingdom and Michigan’s Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott’s Berry Farm, California’s Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott’s Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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

In the second quarter of 2010, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income (loss) for the three, six and twelve-month periods ended June 27, 2010 and June 28, 2009.

	Three months ended		Six months ended		Twelve months ended
	6/27/10	6/28/09	6/27/10	6/28/09	6/27/10	6/28/09
	(In thousands )

Net income (loss)	$(4,215)	$7,388	$(44,148)	$(45,893)	$37,174	$(11,093)
Provision (benefit) for taxes	7,158	2,557	(50,597)	(29,310)	(6,309)	9,226
Other (income) expense, net	16	(177)	(42)	(205)	1,423	(166)
Net effect of swaps	2,034	—	9,609	—	18,779	—
Interest expense	32,785	30,909	62,399	59,811	127,294	122,309
Depreciation and amortization	43,989	42,977	47,878	47,191	133,432	122,757
Equity-based compensation	—	296	(10)	459	(495)	717
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	—	5,890	86,988
Loss on impairment/retirement of fixed assets, net	—	—	—	30	214	5,190
(Gain) on sale of other assets	—	—	—	—	(23,098)	—

Adjusted EBITDA	$83,157	$83,950	$26,479	$32,083	$294,304	$335,928

Results of Operations:

Six Months Ended June 27, 2010 –

The fiscal six-month period ended June 27, 2010, included a total of 900 operating days compared with 940 operating days for the fiscal six-month period ended June 28, 2009. The difference in operating days was primarily the result of the Memorial Day weekend falling a week later in 2010, which resulted in a permanent shift in the 2010-operating calendar and several of our parks opening later when compared with 2009.

The following table presents key financial information for the six months ended June 27, 2010 and June 28, 2009:

	Six months ended	Six months ended	Increase (Decrease)
	6/27/10	6/28/09	$	%
	(Amounts in thousands except per capita spending)

Attendance	7,116	6,639	477	7.2
Per capita spending	$38.50	$39.50	$(1.00)	(2.5)
Out-of-park revenues	$37,586	$36,575	$1,011	2.8

Net revenues	$302,903	$290,592	$12,311	4.2
Cash operating costs and expenses	276,424	258,509	17,915	6.9

Adjusted EBITDA	26,479	32,083	(5,604)	(17.5)
Depreciation and amortization	47,878	47,191	687	1.5
Equity-based compensation	(10)	459	(469)	N/M
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	N/M
Loss on impairment / retirement of fixed assets	—	30	(30)	N/M

Operating (loss)	$(22,779)	$(15,597)	$(7,182)	46.0

N/M - not meaningful

Net revenues for the six months ended June 27, 2010 increased $12.3 million to $302.9 million from $290.6 million during the six months ended June 28, 2009. The increase in revenues reflects a 7%, or 477,000-visit, increase in combined attendance through the first six months of 2010 when compared with the same period a year ago. The improved attendance was largely due to an increase in season-pass visits (up more than 450,000 visits year over year), the result of an increase in the number of season passes sold, particularly in the southern and western regions. In addition, attendance through the first six months of 2010 benefited from an increase in early-season group sales business (up more than 50,000 visits year over year) as many of our parks saw the return of numerous group bookings that were lost in 2009.

The increase in 2010 revenues also reflects an increase of 3%, or approximately $1.0 million, in out-of-park revenues from the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. Slightly offsetting the increases in attendance and out-of-park revenues was a 3% decrease in average in-park guest per capita spending for the period. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. For the six-month period, average in-park per capita spending increased in the northern region, but this increase was offset by declines in average per capita spending in the southern and western regions. The declines in those regions were in part the result of the increase in season pass sales and a shift in the attendance mix toward season pass visits, typically a lower per capita guest. In addition, the increase in revenues for the first six months of the year reflects the impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($2.5 million) in the period.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses increased $17.9 million, to $276.4 million for the period ended June 27, 2010 versus $258.5 million for the same period in 2009. This increase was largely attributable to $10.3 million of costs incurred in connection with the terminated merger with Apollo and $2.5 million of legal and other costs incurred with efforts to refinance our debt. In addition, the increase in operating costs reflects the negative impact of exchange rates on our Canadian operations ($2.9 million) in the period.

Depreciation and amortization expense for the period increased $687,000 due to an increase in depreciation expense of $1.3 million due to new fixed asset additions being offset somewhat by lower amortization expense in the current period resulting from accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. During the second quarter of 2010, we recognized a $1.4 million non-cash charge for the impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2009, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in the second quarter of 2010. It is important to note that each of the acquired parks remains profitable, and that trade-name write-downs do not affect cash, adjusted EBITDA or liquidity. After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, the operating loss for the period increased $7.2 million to $22.8 million in 2010 from an operating loss of $15.6 million in 2009.

Interest expense for the six months ended June 27, 2010 increased $2.6 million to $62.4 million, due primarily to higher interest-rate spreads on the $900 million of term debt that was extended in August 2009 for a period of two years. Offsetting this somewhat was lower interest rates on $300 million of our term debt, resulting from the expiration of fixed-rate interest rate swaps in July 2009.

During the first half of 2010, a benefit for taxes of $50.6 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $29.3 million benefit for taxes for the same fiscal six-month period in 2009. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The interim period income tax provision (benefit) is distinct from actual cash taxes paid or payable. Actual cash taxes paid or payable are estimated to be between $20-23 million for the 2010 calendar year.

After interest expense and the benefit for taxes, the net loss for the six months ended June 27, 2010 totaled $44.1 million, or $0.80 per diluted limited partner unit, compared with a net loss of $45.9 million, or $0.83 per unit, for the same period a year ago.

For the six-month period, adjusted EBITDA, which management believes is a meaningful measure of the company’s park-level operating results, decreased $5.6 million to $26.5 million compared with $32.1 million during the same period a year ago. The decline in adjusted EBITDA is entirely attributable to the $12.8 million of incremental cash costs associated with the terminated merger and the debt refinancing efforts (as discussed above). Excluding these merger and refinancing costs, adjusted EBITDA would have totaled $39.3 million, up 22% from 2009 as a result of increases in both attendance and revenues during the first six months of 2010.

Second Quarter –

The second fiscal quarter ended June 27, 2010 included 804 operating days compared with 842 operating days in the second fiscal quarter ended June 28, 2009, for the same reasons as explained in the six-month discussion above.

The following table presents key financial information for the three months ended June 27, 2010 and June 28, 2009:

	Three months ended	Three months ended	Increase (Decrease)
	6/27/10	6/28/09	$	%
	(Amounts in thousands except per capita spending)

Attendance	6,632	6,219	413	6.6
Per capita spending	$38.56	$39.43	$(0.87)	(2.2)
Out-of-park revenues	$27,761	$26,340	$1,421	5.4

Net revenues	$275,587	$264,126	$11,461	4.3
Cash operating costs and expenses	192,430	180,176	12,254	6.8

Adjusted EBITDA	83,157	83,950	(793)	(0.9)
Depreciation and amortization	43,989	42,977	1,012	2.4
Equity-based compensation	—	296	(296)	N/M
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	N/M

Operating income	$37,778	$40,677	$(2,899)	(7.1)

N/M - not meaningful

For the quarter ended June 27, 2010, net revenues increased 4%, or $11.5 million, to $275.6 million from $264.1 million in 2009. The increase reflects a 7% increase in combined attendance, a 5%, or $1.4 million, increase in out-of-park revenues, offset by a 2% decrease in average in-park per capita spending. As mentioned in the six-month discussion above, revenue and attendance increases were primarily due to an increase in season-pass sales and visits, particularly in our southern and western regions, and an improvement in group sales business. The decrease in average guest per capita spending reflects a shift in the attendance mix toward season pass visits, which is typically a lower per capita guest.

Excluding depreciation, amortization and other non-cash expenses, operating costs and expenses for the quarter increased 7%, or $12.3 million, to $192.5 million from $180.2 million in 2009 due primarily to $6.5 million of costs incurred in connection with the terminated merger with Apollo and $2.5 million of legal and other costs incurred on our debt refinance efforts during the quarter. As mentioned in the six month section above, we recognized a $1.4 million non-cash charge for the impairment of trade-names originally recorded at the time of the PPI acquisition. After depreciation, amortization, loss on impairment of goodwill and other intangibles, and other non-cash costs, operating income for the quarter totaled $37.8 million, down $2.9 million from $40.7 million for the second quarter of 2009.

Interest expense for the second quarter of 2010 increased $1.9 million to $32.8 million. The increase in interest expense is due primarily to higher interest-rate spreads on the $900 million of term debt that was extended in August 2009 for a period of two years. Offsetting this somewhat was lower interest rates on $300 million of our term debt, resulting from the expiration of fixed-rate interest rate swaps in July 2009.

During the quarter, a provision for taxes of $7.2 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $2.6 million in the same period a year ago. After interest expense and the provision for taxes, net loss for the quarter totaled $4.2 million, or $0.08 per diluted limited partner unit, compared with net income of $7.4 million, or $0.13 per unit, a year ago.

For the quarter, adjusted EBITDA decreased less than 1% to $83.2 million from $84.0 million in 2009. The $793,000 decrease in adjusted EBITDA was entirely attributable to the $9.0 million of incremental cash costs associated with the terminated merger and the debt refinancing efforts (as discussed above). Excluding these merger and refinancing costs, adjusted EBITDA would have totaled $92.2 million, up 10% from 2009 as a result of increases in both attendance and revenues during the second quarter.

Twelve Months Ended June 27, 2010 –

The twelve-month period ended June 27, 2010 included a total of 2,386 operating days compared with 2,420 operating days in the twelve-month period ended June 28, 2009, or variance of slightly more than 1%.

The following table presents key financial information for the twelve months ended June 27, 2010 and June 28, 2009:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	6/27/10	6/28/09	$	%
	(Amounts in thousands except per capita spending)

Attendance	21,613	21,790	(177)	(0.8)
Per capita spending	$39.23	$39.82	$(0.59)	(1.5)
Out-of-park revenues	$103,612	$106,018	$(2,406)	(2.3)

Net revenues	$928,386	$950,188	$(21,802)	(2.3)
Cash operating costs and expenses	634,082	614,260	19,822	3.2

Adjusted EBITDA	294,304	335,928	(41,624)	(12.4)
Depreciation and amortization	133,432	122,757	10,675	8.7
Equity-based compensation	(495)	717	(1,212)	N/M
Loss on impairment of goodwill and other intangibles	5,890	86,988	(81,098)	N/M
Loss on impairment / retirement of fixed assets, net	214	5,190	(4,976)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M

Operating income	$178,361	$120,276	$58,085	48.3

N/M - not meaningful

Net revenues for the twelve months ended June 27, 2010, were $928.4 million compared with $950.2 million for the twelve months ended June 28, 2009. The decrease of $21.8 million in net revenues reflects a less than 1%, or 177,000-visit, decrease in combined attendance, a 2%, or $2.4 million, decrease in out-of-park revenues, including our resort hotels, and a 2%, or $0.59, decrease in average in-park guest per capita spending. The decrease between the years is primarily due to the poor economic conditions in which the parks operated in 2009 compared with 2008, and to a lesser extent inclement weather, including particularly cooler than normal temperatures, throughout much of the 2009 season at our northern and southern parks. The economic conditions in 2009 contributed to a sharp decline in group sales business and a decline in season pass sales, while poor weather led to a decline in season pass visits in 2009 when compared with 2008. Additionally, declines in occupancy rates during 2009 compared with 2008 were experienced at most of our hotel properties, which affected out-of-park revenues.

For the twelve-month period, operating costs and expenses, before depreciation, amortization, impairment/retirement charges and other non-cash costs, increased 3%, or $19.8 million, to $634.1 million in 2010 from $614.3 million for the same period a year ago. This increase in costs was entirely due to non-recurring cash costs incurred in connection with the terminated Apollo merger ($15.9 million), legal and other costs incurred on our debt refinance efforts ($2.5 million), the settlement of a class-action lawsuit in California ($9.7 million), and the settlement of a licensing dispute with Paramount Pictures ($2.0 million). Offsetting this increase was the successful implementation of numerous cost-savings initiatives implemented during the second half of 2009 in anticipation of soft revenues during 2009.

For the twelve-month period ended June 27, 2010, depreciation and amortization expense increased $10.7 million, or 9%, from the same period a year ago. This increase reflects the accelerated amortization in the fourth quarter of 2009 of the intangible asset related to the Nickelodeon licensing agreement that was not renewed at the end of 2009. During the current twelve-month period, we recognized $5.9 million of non-cash charges for the impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with an $87.0 million charge for the impairment of goodwill and other intangible assets relating to the PPI acquisition and a $5.2 million net charge for the impairment / retirement of fixed assets across all of our properties recognized in the twelve-month period ended June 28, 2009.

In August of 2009, we completed the sale of 87 acres of surplus land at Canada’s Wonderland to the Vaughn Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain, which is reflected in our operating results for the twelve months ended June 27, 2010. After depreciation, amortization, impairment charges on goodwill and other intangibles, a loss on impairment/retirement of fixed assets, and the gain on the sale of the Canadian land, operating income for the twelve-month period totaled $178.4 million in 2010 compared with $120.3 million for the same period in 2009.

Interest expense for the twelve months ended June 27, 2010 increased $5.0 million to $127.3 million, due to higher interest-rate spreads on the $900 million of term debt that was extended in August 2009 for a period of two years, being offset somewhat by lower interest rates on $300 million of our term debt, resulting from the expiration of fixed-rate interest rate swaps in July 2009. During the twelve months ended June 27, 2010, we recorded a benefit for taxes of $6.3 million to account for PTP taxes and the tax attributes of our corporate subsidiaries, which compares with a provision for taxes of $9.2 million a year ago.

After interest expense, other expense and provision for taxes, net income for the twelve months ended June 27, 2010 totaled $37.2 million, or $0.67 per diluted limited partner unit, compared with a net loss of $11.1 million, or $0.20 per diluted limited partner unit, for the twelve months ended June 28, 2009.

For the 2010 twelve-month period, adjusted EBITDA decreased 12%, or $41.6 million, to $294.3 million, while our adjusted EBITDA margin decreased 370 basis points (bps) to 31.7% from 35.4% in 2009. The decrease in adjusted EBITDA in 2010 was largely due to the $30.1 million of incremental cash costs associated with the terminated merger, debt refinancing efforts and two litigation settlements (as discussed above). Excluding these costs, adjusted EBITDA would have totaled $324.4 million, down 3% from 2009. The decrease in margin was largely due to the incremental cash costs, as well as to soft operating results in the third and fourth quarter of 2009 compared with strong operating results during the third and fourth quarters of 2008, primarily in our northern region.

July 2010 –

Based on preliminary July results, revenues for the first seven months of the year increased approximately $24 million to $587 million from $563 million for the same period a year ago, on 40, or 3%, fewer operating days. This revenue increase reflects a 6% increase in attendance to 13.4 million visitors from 12.6 million in 2009, a 2% decrease in average in-park guest per capita spending, and an increase in out-of-park revenues of $3 million to $64 million, primarily due to improved occupancy levels at our resort properties.

Over the past five weeks, consolidated revenues were up 4%, or approximately $11 million. This increase was largely due to a 5%, or 275,000-visit, increase in combined attendance and a $2 million increase in out-of-park revenues. Over the same five-week period, average in-park guest per capita spending continued to trend down approximately 1% from last year, due in large part to the shift in attendance mix to lower per capita spending visits.

Liquidity and Capital Resources:

With respect to both liquidity and cash flow, we ended the second quarter of 2010 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.2 at June 27, 2010 is the result of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and capital expenditures.

At June 27, 2010, we had $1,496.2 million of variable-rate term debt and $197.0 million in borrowings under our revolving credit facilities. After letters of credit, which totaled $12.9 million at June 27, 2010, we had $100.1 million of available borrowings under our revolving credit agreements. Of our total term debt outstanding at the end of the second quarter, $15.5 million is scheduled to mature within the next twelve months.

Our credit agreement includes customary covenants to monitor operating performance, as well as liquidity ratios that govern our partnership distributions. The most restrictive of these ratios is the Maximum Consolidated Leverage Ratio which applies only to the ability to declare and pay distributions. At June 27, 2010, this ratio covenant was 4.75x debt-to-EBITDA. Based on our twelve-month results ending June 27, 2010, we did not meet this covenant and distributions remained suspended as of the end of the second quarter. We were in compliance with all other terms of the credit agreement as of June 27, 2010.

In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed rate on the interest rate swaps, which mature in October 2011, is 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued through June 27, 2010. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and the first and second quarters of 2010. The fair market value of these instruments at June 27, 2010 was $68.4 million and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at June 27, 2010 was $46.9 million and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

2010 Debt Refinancing -

In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, we entered into a new $1,435 million credit agreement with “Several Lenders” party thereto (the 2010 Credit Agreement), which includes a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our existing credit facilities.

Terms of the 2010 Credit Agreement include a reduction in our existing $310 million revolving credit facilities to a combined $260 million facility. Under the new agreement, the Canadian revolving credit facility has a limit of $15 million. U.S. denominated loans made under the U.S. and Canadian facilities bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit

The U.S. term loan, which amortizes at 0.25% quarterly, or $11.8 million per year, is scheduled to mature in December of 2016 and bears interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.

The $405 million senior unsecured notes will pay interest semi-annually in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

The 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. Beginning with the third quarter of 2010, this ratio is set at 6.25x consolidated total debt (excluding the revolving debt)-to-EBITDA. Based on debt levels at the time of closing, our consolidated total debt (excluding revolving debt)-to-EBITDA ratio was 4.89x under the provisions of the 2010 Credit Agreement, providing $70.3 million of EBITDA cushion on the Consolidated Leverage Ratio.

The 2010 Credit Agreement also includes provisions that allow us to make restricted payments of up to $20 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro forma leverage ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-EBITDA (as defined).

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet financing arrangements.

Forward Looking Statements

Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K, as amended by Item 1A in our Form 10-Q filed on May 7, 2010, and as further amended in our Form 8-K filed on May 20, 2010, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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

We manage interest rate risk through the use of a combination of fixed-rate long-term debt, interest rate swaps, which fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit loans. We mitigate a portion of our foreign currency exposure from the Canadian dollar through the use of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of our net investment in our Canadian operations, is accomplished through the use of cross-currency swaps. Any gain or loss on the effective hedging instrument primarily offsets the gain or loss on the underlying debt. Translation exposures with regard to our Canadian operations are not hedged.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as “Net effect of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the consolidated statement of operations.

At June 27, 2010, on an adjusted basis after giving affect to the July 2010 debt refinancing and the impact of interest rate swap agreements, $1,496.2 million of our outstanding long-term debt represented fixed-rate debt and $197.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings, the cash flow impact of a hypothetical one percentage point change in the applicable interest rates on our variable-rate debt, after the rate swap agreements, would be approximately $1.0 million as of June 27, 2010.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.2 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 27, 2010, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -

There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2010 second-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the termination of the merger agreement with Apollo, the Erie County, Ohio lawsuits originally disclosed under Item 3 of our Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of our quarterly report on Form 10-Q for the quarter ended March 28, 2010, have been dismissed with no material effect on the Partnership’s financial results.

The previously-disclosed putative class action in the Delaware Court of Chancery, originally disclosed under Item 3 of our Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of our quarterly report on Form 10-Q for the quarter ended March 28, 2010, has been stayed, and remains dormant. There have been no further developments relating to the previously-disclosed putative class action in the Northern District of Ohio. The Partnership does not expect these pending lawsuits to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS

Additional risk factors were disclosed in our May 20, 2010 8-K filing. There have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and as modified in Part II, Item 1A in our quarterly report on Form 10-Q for the quarter ended March 28, 2010.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

The annual meeting of the limited partners of Cedar Fair, L.P. was held on June 7, 2010 to consider and vote upon: 1) the election of three Directors of the general partner for a three-year term expiring in 2013; and 2) to confirm the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes the results for each proposal voted upon at the annual meeting:

Proposal I. The election of three class I directors to serve until 2013.

Nominee	For	Withheld	Abstain	Broker Non-votes
Richard S. Ferreira	26,833,812	3,188,065	0	16,431,231
Richard L. Kinzel	26,069,768	3,952,109	0	16,431,231
C. Thomas Harvie	26,870,487	3,151,390	0	16,431,231

Proposal II. The appointment of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-votes
45,287,729	628,494	536,885	0

ITEM 6. EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: August 6, 2010	/s/ Peter J. Crage
Peter J. Crage
Corporate Vice President - Finance
(Chief Financial Officer)

/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text