Form 10-Q
period 2010-09-26
CEDAR FAIR L P
filed 2010-11-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of November 1, 2010
Units Representing Limited Partner Interests	55,333,989

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/26/2010	12/31/2009
ASSETS
Current Assets:
Cash and cash equivalents	$61,701	$11,928
Receivables	34,764	6,535
Inventories	34,930	27,265
Current deferred tax asset	6,725	6,725
Prepaid insurance	842	3,545
Other current assets	5,657	5,310
	144,619	61,308
Property and Equipment:
Land	307,139	305,401
Land improvements	335,210	326,424
Buildings	593,601	589,219
Rides and equipment	1,426,720	1,351,595
Construction in progress	4,544	34,468
	2,667,214	2,607,107
Less accumulated depreciation	(933,247)	(826,038)
	1,733,967	1,781,069
Goodwill	242,374	240,006
Other Intangibles, net	41,000	42,208
Other Assets	41,528	20,848
	$2,203,488	$2,145,439
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,750	$15,959
Accounts payable	24,841	10,040
Deferred revenue	27,437	23,176
Accrued interest	16,219	4,905
Accrued taxes	29,314	17,930
Accrued salaries, wages and benefits	29,234	19,008
Self-insurance reserves	21,631	21,785
Other accrued liabilities	11,885	18,717
	172,311	131,520
Deferred Tax Liability	153,563	138,124
Derivative Liability	110,940	129,662
Other Liabilities	6,662	7,884
Long-Term Debt:
Revolving credit loans	—	86,300
Term debt	1,163,250	1,524,087
Notes	399,434	—
	1,562,684	1,610,387
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 55,331 and 55,234 units outstanding at September 26, 2010 and December 31, 2009, respectively	242,239	209,854
Accumulated other comprehensive loss	(50,200)	(87,281)
	197,328	127,862
	$2,203,488	$2,145,439

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/26/2010	9/27/2009	9/26/2010	9/27/2009	9/26/2010	9/27/2009
Net revenues:
Admissions	$320,920	$307,011	$488,391	$467,874	$553,331	$540,268
Food, merchandise and games	183,268	175,591	296,030	283,072	329,344	319,647
Accommodations and other	40,812	37,311	63,482	59,559	70,798	69,864

	545,000	519,913	847,903	810,505	953,473	929,779

Costs and expenses:
Cost of food, merchandise and games revenues	45,591	45,617	75,822	74,375	86,387	83,910
Operating expenses	152,314	156,596	336,005	335,718	403,015	408,103
Selling, general and administrative	48,443	53,233	110,935	104,321	135,087	120,451
Depreciation and amortization	63,746	66,413	111,624	113,604	130,765	128,184
Loss on impairment of goodwill and other intangibles	—	—	1,390	—	5,890	86,988
(Gain) loss on impairment / retirement of fixed assets, net	319	188	319	218	345	(747)
(Gain) on sale of other assets	—	(23,098)	—	(23,098)	—	(23,098)

	310,413	298,949	636,095	605,138	761,489	803,791

Operating income	234,587	220,964	211,808	205,367	191,984	125,988
Interest expense	41,487	31,183	103,886	90,994	137,598	121,643
Net effect of swaps	3,306	3,084	12,915	3,084	19,001	3,084
Loss on early debt extinguishment	35,289	—	35,289	—	35,289	—
Unrealized/realized foreign currency (gain) loss	(8,178)	700	(8,182)	518	(8,139)	493
Other (income) expense	(1,042)	808	(1,080)	785	(1,166)	609

Income before taxes	163,725	185,189	68,980	109,986	9,401	159
Provision (benefit) for taxes	87,977	77,575	37,380	48,265	4,093	(4,813)

Net income	75,748	107,614	31,600	61,721	5,308	4,972
Net income (loss) allocated to general partner	—	2	—	1	(1)	—

Net income allocated to limited partners	$75,748	$107,612	$31,600	$61,720	$5,309	$4,972

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,328	55,208	55,310	55,177	55,284	55,148
Net income per limited partner unit	$1.37	$1.95	$0.57	$1.12	$0.10	$0.09

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,772	55,924	55,803	55,887	55,837	55,804
Net income per limited partner unit	$1.36	$1.92	$0.57	$1.10	$0.10	$0.09
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED September 26, 2010
(In thousands)

Nine months ended
9/26/10
Limited Partnership Units Outstanding
Beginning balance	55,234
Limited partnership unit options exercised	39
Issuance of limited partnership units as compensation	58

55,331

Limited Partners’ Equity
Beginning balance	$209,854
Net income	31,600
Expense (income) recognized for limited partnership unit options	(47)
Tax effect of units involved in option exercises and treasury unit transactions	193
Issuance of limited partnership units as compensation	639

242,239

General Partner’s Equity
Beginning balance	(1)
Net income	—

(1)

Special L.P. Interests	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	2,422
Current period activity, net of tax ($42)	(2,417)

5

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(89,703)
Current period activity, net of tax ($1,486)	39,498

(50,205)

(50,200)

Total Partners’ Equity	$197,328

Summary of Comprehensive Income (Loss)
Net income	$31,600
Other comprehensive income	37,081

Total Comprehensive Income (Loss)	$68,681

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Nine months ended		Twelve months ended
	9/26/2010	9/27/2009	9/26/2010	9/27/2009	9/26/2010	9/27/2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,748	$107,614	$31,600	$61,721	$5,308	$4,972
Adjustments to reconcile net income to net cash from operating activities:
Non-cash expense	57,862	68,463	107,562	120,090	128,572	136,792
Loss on early extinguishment of debt	35,289	—	35,289	—	35,289	—
Loss on impairment of goodwill and other intangibles	—	—	1,390	—	5,890	86,988
(Gain) Loss on impairment / retirement of fixed assets, net	319	188	319	218	345	(747)
(Gain) on sale of other assets	—	(23,098)	—	(23,098)	—	(23,098)
Net effect of swaps	3,306	3,084	12,915	3,084	19,001	3,084
Net change in working capital	29,237	41,863	12,142	53,182	(21,435)	(9,395)
Net change in other assets/liabilities	11,017	12,329	9,894	9,826	(3,783)	(4,667)

Net cash from operating activities	212,778	210,443	211,111	225,023	169,187	193,929

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	53,831	—	53,831	—	53,831
Capital expenditures	(6,362)	(13,051)	(59,669)	(53,251)	(75,609)	(63,917)

Net cash from (for) investing activities	(6,362)	40,780	(59,669)	580	(75,609)	(10,086)

CASH FLOWS (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(197,000)	(135,800)	(86,300)	(22,700)	—	—
Term debt borrowings	1,175,000	—	1,175,000	—	1,175,000	—
Note borrowings	399,383	—	399,383	—	399,383	—
Term debt payments, including early termination penalties	(1,505,066)	(70,887)	(1,548,952)	(101,216)	(1,609,066)	(109,941)
Distributions paid to partners	—	(13,802)	—	(54,062)	(13,802)	(80,493)
Payment of debt issuance costs	(40,997)	(7,694)	(40,997)	(7,694)	(40,997)	(7,694)

Net cash (for) financing activities	(168,680)	(228,183)	(101,866)	(185,672)	(89,482)	(198,128)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35	1,181	197	2,399	1,402	(1,206)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	37,771	24,221	49,773	42,330	5,498	(15,491)
Balance, beginning of period	23,930	31,982	11,928	13,873	56,203	71,694

Balance, end of period	$61,701	$56,203	$61,701	$56,203	$61,701	$56,203

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$32,892	$28,847	$89,210	$79,661	$126,557	$115,357
Interest capitalized	56	260	1,200	1,104	1,713	1,489
Cash payments for income taxes	6,794	6,850	16,331	13,409	21,888	16,611
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED September 26, 2010 AND September 27, 2009
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 26, 2010 and September 27, 2009 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 26, 2010 include actual 2009 season operating results, they may not be indicative of 2010 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 26, 2010 and September 27, 2009 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, which were included in the Form 10-K filed on February 26, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, six separately gated outdoor water parks, one indoor water park and five hotels. In order to better facilitate discussion of trends in attendance and guest per capita spending than would be possible on a consolidated basis, our eleven amusement parks and six separately gated water parks have been grouped into regional designations. Parks in the Partnership’s northern region include Cedar Point and the adjacent Soak City water park in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada’s Wonderland in Toronto, Canada; Dorney Park & Wildwater Kingdom near Allentown, Pennsylvania; Valleyfair, near Minneapolis/St. Paul, Minnesota; Geauga Lake’s Wildwater Kingdom near Cleveland, Ohio; and Michigan’s Adventure near Muskegon, Michigan. In the southern region are Kings Dominion near Richmond, Virginia; Carowinds near Charlotte, North Carolina; and Worlds of Fun and Oceans of Fun in Kansas City, Missouri. The western region parks include Knott’s Berry Farm, near Los Angeles in Buena Park, California; California’s Great America located in Santa Clara, California; and three Knott’s Soak City water parks located in California. The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and operates Gilroy Gardens Family Theme Park in Gilroy, California under a management contract. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August.
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

(3) Long-Term Debt

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement with “Several Lenders” party thereto (the 2010 Credit Agreement), which includes a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities.

Terms of the 2010 Credit Agreement include a reduction in the Partnership's previous $310 million revolving credit facilities to a combined $260 million facility. Under the new agreement, the Canadian revolving credit facility has a limit of $15 million. U.S. denominated loans made under the U.S. and Canadian facilities bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit.

The U.S. term loan, which amortizes at $11.8 million per year, is scheduled to mature in December of 2016 and bears interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.

The $405 million of senior unsecured notes will pay interest semi-annually in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

The 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. Beginning with the third quarter of 2010, this ratio is set at 6.25x consolidated total debt (excluding the revolving debt)-to-EBITDA. As of September 26, 2010, the Partnership’s consolidated total debt (excluding revolving debt)-to-EBITDA (as defined) ratio was 4.54x, providing $95.4 million of EBITDA cushion on the Consolidated Leverage Ratio.

The 2010 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $20 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should the Partnership’s pro-forma leverage ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-EBITDA.

(4) Derivative Financial Instruments:
Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.
The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated all of these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at September 26, 2010 was recorded as a liability of $59.4 million in “Derivative Liability” on the condensed consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, these swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through September 26, 2010. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011 (the original hedge period). The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, of which $45.9 million remained still to be amortized in AOCI as of September 26, 2010.
The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $47.4 million at September 26, 2010, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. As a result of paying down underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $503,000 still remained to be amortized in AOCI as of September 26, 2010.
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the existing swaps, in September 2010 the Partnership entered into several forward-starting swap agreements that will effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. These forward-starting swap agreements, which have also been designated as cash flow hedges, mature in December 2015 and have fixed LIBOR at a weighted-average rate of 2.6%. The fair market value of these agreements at September 26, 2010 was recorded as a liability of $4.2 million in “Derivative Liability” on the condensed consolidated balance sheet. No ineffectiveness related to these swaps was recorded in any period presented.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		September 26, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$63,575	$83,359
Cross-currency swaps	N/A	—	—

Total derivatives designated as hedging instruments:		$63,575	$83,359

Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$—	$—
Cross-currency swaps	Derivative Liability	47,365	46,303

Total derivatives not designated as hedging instruments:		$47,365	$46,303

Total Derivative Liability		$110,940	$129,662

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	9/26/10	9/27/09		9/26/10	9/27/09		9/26/10	9/27/09
Interest rate swaps	$(4,165)	$5,051	Interest Expense	$—	$(13,974)	Net effect of swaps	$8,951	$—
Cross-currency swaps (1)	—	(13,566)	Interest Expense	—	(1,963)		N/A	N/A

Total	$(4,165)	$(8,515)		$—	$(15,937)		$8,951	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/26/10	9/27/09
Cross-currency swaps (1)	Net effect of swaps	$9	$(3,084)

		$9	$(3,084)

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $9.0 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $12.2 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.1 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a charge to earnings for the quarter of $3.3 million recorded in “Net effect of swaps.” For the quarter, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended		Nine months ended	Nine months ended		Nine months ended	Nine months ended
	9/26/10	9/27/09		9/26/10	9/27/09		9/26/10	9/27/09
Interest rate swaps	$(4,165)	$23,142	Interest Expense	$—	$(43,051)	Net effect of swaps	$23,949	N/A
Cross-currency swaps (1)	—	(22,067)	Interest Expense	—	(6,720)		N/A	N/A

Total	$(4,165)	$1,075		$—	$(49,771)		$23,949	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/26/10	9/27/09
Cross-currency swaps (1)	Net effect of swaps	$(190)	$(3,084)

		$(190)	$(3,084)

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $23.8 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $38.7 million of expense representing the amortization of amounts in AOCI for the swaps and a $2.0 million foreign currency gain in the nine-month period related to the U.S. dollar denominated Canadian term loan was recorded during the first nine months of 2010 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the nine-month period of $12.9 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.
The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership’s initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its 2006 credit agreement.

(5) Goodwill and Other Intangible Assets:
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
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 26, 2010 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2009	$319,874	$(79,868)	$240,006
Foreign-exchange translation	2,368	—	2,368

Balance at September 26, 2010	$322,242	$(79,868)	$242,374

At September 26, 2010 and December 31, 2009, the Partnership’s other intangible assets consisted of the following:

September 26, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$40,580	$—	$40,580
License / franchise agreements	13,564	13,174	390
Non-compete agreements	200	170	30

Total other intangible assets	$54,344	$13,344	$41,000

December 31, 2009
(In thousands)
Other intangible assets:
Trade names	$41,635	$—	$41,635
License / franchise agreements	13,664	13,151	513
Non-compete agreements	200	140	60

Total other intangible assets	$55,499	$13,291	$42,208
Amortization expense of other intangible assets for the nine months ended September 26, 2010 and September 27, 2009 was $53,000 and $5.2 million, respectively. The decrease in amortization expense between periods was due to a license agreement expiring on December 31, 2009, that managment decided not to renew. This decision triggered the acceleration of amortization of the remaining asset, which resulted in the asset being fully amortized by December 31, 2009. The estimated amortization expense for the remainder of 2010 is $18,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2011 through 2014.

(6) Fair Value Measurements:
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

The table below presents the balances of liabilities measured at fair value as of September 26, 2010 and December 31, 2009 on a recurring basis:

September 26, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$63,575	$—	$63,575	$—
Cross-currency swap agreements	47,365	—	47,365	—

Total(1)	$110,940	$—	$110,940	$—

December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap agreements	$83,359	$—	$83,359	$—
Cross-currency swap agreements	46,303	—	46,303	—

Total(1)	$129,662	$—	$129,662	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the derivative liabilities by approximately $1.3 million as of September 26, 2010. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at September 26, 2010.
The fair value of our term debt and notes at September 26, 2010, was approximately $1,544.7 million, based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities.

(7) Termination of Agreement with Private Equity Firm:
On April 6th, 2010, the Partnership and the affiliates of Apollo Global Management (Apollo) mutually terminated the merger agreement originally entered into on December 16, 2009. Consistent with the terms of the agreement, the Partnership paid Apollo $6.5 million to reimburse Apollo for certain expenses incurred in connection with the transaction. In addition, both parties released each other from all obligations with respect to the proposed merger transaction, as well as from any claims arising out of or relating to the merger agreement. The $6.5 million paid to Apollo in April was recognized as a charge to earnings in “Selling, general and administrative” in the second quarter of 2010. Additional third-party costs of approximately $256,000 were recognized as a charge to earnings in “Selling, general and administrative” in the current quarter. The Partnership has incurred approximately $10.5 million in costs associated with the terminated merger through the first nine months of 2010, and a total of $16.2 million of costs since the merger was initially announced.
The Partnership remains an independent public company and its units continue to be listed and traded on the New York Stock Exchange under the symbol “FUN.”

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/26/2010	9/27/2009	9/26/2010	9/27/2009	9/26/2010	9/27/2009
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,328	55,208	55,310	55,177	55,284	55,148
Effect of dilutive units:
Unit options	6	64	14	71	24	78
Phantom units	438	652	479	639	529	578

Diluted weighted average units outstanding	55,772	55,924	55,803	55,887	55,837	55,804

Net income per unit - basic	$1.37	$1.95	$0.57	$1.12	$0.10	$0.09

Net income per unit - diluted	$1.36	$1.92	$0.57	$1.10	$0.10	$0.09

The effect of unit options on the three, nine, and twelve months ended September 26, 2010, had they not been out of the money or antidilutive,

would have been 315,000, 318,000, and 410,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, nine, and twelve months ended September 27, 2009, had they not been out of the money or antidilutive, would have been 439,000, 1,338,000, and 1,544,000 units, respectively.

(9) Income and Partnership Taxes:
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

(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, these matters will not have a material effect in the aggregate on the Partnership’s financial statements.

(11) Accounting Pronouncements:
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

Each of our properties is run by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In order to better facilitate discussion of trends in attendance and guest per capita spending than would be possible on a consolidated basis, our eleven amusement parks and six separately gated water parks have been grouped into regional designations. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada's Wonderland, Dorney Park & Wildwater Kingdom, Valleyfair, Geauga Lake's Wildwater Kingdom and Michigan's Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott's Berry Farm, California's Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott's Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

Aside from attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level, but rather at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the CFO, the park general managers, and two executive vice presidents, who report directly to the CEO and to whom our park general managers report.

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
In the third quarter of 2010, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Adjusted EBITDA:
We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2010 Credit Agreement) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants.

Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies. The table below sets forth a reconciliation of adjusted EBITDA to net income for the three, nine and twelve-month periods ended September 26, 2010 and September 27, 2009.

	Three months ended		Nine months ended		Twelve months ended
	9/26/2010	9/27/2009	9/26/2010	9/27/2009	9/26/2010	9/27/2009
	(In thousands )
Net income	$75,748	$107,614	$31,600	$61,721	$5,308	$4,972
Interest expense	41,487	31,183	103,886	90,994	137,598	121,643
Interest (income)	(1,042)	(25)	(1,080)	(48)	(1,076)	(224)
Provision (benefit) for taxes	87,977	77,575	37,380	48,265	4,093	(4,813)
Depreciation and amortization	63,746	66,413	111,624	113,604	130,765	128,184
EBITDA	267,916	282,760	283,410	314,536	276,688	249,762
Loss on early extinguishment of debt	35,289	—	35,289	—	35,289	—
Other expense, net	—	1,533	—	1,351	—	1,326
Net effect of swaps	3,306	3,084	12,915	3,084	19,001	3,084
Unrealized foreign currency (gain) loss on Notes	(4,789)	—	(4,789)	—	(4,789)	—
Equity-based compensation	(38)	154	(48)	613	(687)	690
Loss on impairment of goodwill and other intangibles	—	—	1,390	—	5,890	86,988
(Gain) loss on impairment/retirement of fixed assets, net	319	188	319	218	345	(747)
(Gain) on sale of other assets	—	(23,098)	—	(23,098)	—	(23,098)
Terminated merger costs	256	—	10,534	—	16,153	—
Refinancing costs	(2,517)	832	—	832	—	832
Licensing dispute settlement costs	—	1,980	—	1,980	—	1,980
Class action settlement costs	—	9,477	276	9,477	276	9,477
Adjusted EBITDA (1)	$299,742	$276,910	$339,296	$308,993	$348,166	$330,294

(1) As permitted and defined in the 2010 Credit Agreement

Results of Operations:
Nine Months Ended September 26, 2010 –
The fiscal nine-month period ended September 26, 2010, included a total of 2,155 operating days compared with 2,195 operating days for the fiscal nine-month period ended September 27, 2009. The difference in operating days was primarily the result of the Memorial Day weekend falling a week later in 2010, which resulted in a permanent shift in the 2010-operating calendar and several of our parks opening later when compared with 2009.

The following table presents key financial information for the nine months ended September 26, 2010 and September 27, 2009:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/26/2010	9/27/2009	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$847,903	$810,505	$37,398	4.6%
Operating costs and expenses	522,762	514,414	8,348	1.6%
Depreciation and amortization	111,624	113,604	(1,980)	(1.7)%
Loss on impairment of goodwill and other intangibles	1,390	—	1,390	N/M
Loss on impairment/retirement of fixed assets	319	218	101	N/M
(Gain) on sale of other assets	—	(23,098)	23,098	N/M
Operating income	$211,808	$205,367	$6,441	3.1%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$339,296	$308,993	$30,303	9.8%
Adjusted EBITDA margin	40.0%	38.1%	—	1.9%
Attendance	19,773	18,750	1,023	5.5%
Per capita spending	$39.35	$39.73	$(0.38)	(1.0)%
Out-of-park revenues	$92,173	$86,443	$5,730	6.6%
Cash operating costs	$522,810	$513,801	$9,009	1.8%
Net revenues for the nine months ended September 26, 2010 increased $37.4 million to $847.9 million from $810.5 million for the nine months ended September 27, 2009 on 40 fewer operating days. The increase in revenues reflects a 6%, or 1.0 million-visit, increase in combined attendance through the first nine months of the year when compared with the same period a year ago. The improved attendance was largely due to an increase in season-pass visits, the result of an increase in the number of season passes sold, particularly at our parks in the southern and western regions. In addition, attendance through the first nine months of 2010 benefited from an increase in group sales business as many of our parks saw the return of numerous group bookings that were lost in 2009.

The increase in 2010 revenues also reflects an increase of 7%, or approximately $5.7 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. Slightly offsetting the increases in attendance and out-of-park revenues was a 1%, or $0.38, decrease in average in-park guest per capita spending for the period. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. For the nine-month period, average in-park per capita spending increased in the northern region, but this increase was offset by declines in average per capita spending in the southern and western regions. The declines in those regions were in part the result of the increase in season pass sales and a shift in the attendance mix toward season pass visits, typically a lower per capita guest. The increase in revenues for the first nine months of the year also reflects the impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($4.4 million) during the period.
Operating costs and expenses increased $8.3 million to $522.7 million for the nine-month period ended September 26, 2010 versus $514.4 million for the same period in 2009. The increase reflects $10.5 million of costs incurred in connection with the terminated Apollo merger, an increase in scheduled maintenance expense across the parks of approximately $6.0 million, and the negative impact of exchange rates on our Canadian operations ($4.1 million) in the period. Partially offsetting these increased costs was a $9.5 million settlement of a California class-action lawsuit and a $2.0 million settlement of a licensing dispute with Paramount Pictures, both which are reflected in the 2009 nine-month results.
Depreciation and amortization expense for the period decreased $2.0 million due primarily to lower amortization expense in the current period resulting from accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. During the second quarter of 2010, we recognized a $1.4 million non-cash charge for the impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2009, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in the second quarter of 2010. It is important to note that each of the acquired parks remains profitable, and that trade-name write-downs do not affect cash, adjusted EBITDA or liquidity.

In August of 2009, we completed the sale of 87 acres of surplus land at Canada's Wonderland to the Vaughan Health Campus of Care in Ontario, Canada, resulting in net proceeds from the sale totaling $53.8 million and resulting in the recognition of a $23.1 million gain during the period.
After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other operating costs, operating income for the nine months ended September 26, 2010 increased $6.4 million, or 3%, to $211.8 million from $205.4 million for the same period in 2009.
In July 2010, we completed the refinancing of our outstanding debt by issuing $405 million of 9.125% senior unsecured notes and entering into a new $1,435 million credit agreement, resulting in the recognition of a $35.3 million loss during the period on the early extinguishment of our previous debt. As a result of the 2010 refinancing, as well as the August 2009 amend and extend of $900 million of term debt, interest-rate spreads were higher for the first nine months of 2010 than the same period a year ago. Based on the higher interest-rate spreads, interest expense for the nine months ended September 26, 2010 increased $12.9 million, or 14%, to $103.9 million.
Through the first nine months of the year, the net effect of swaps increased $9.8 million due to a non-cash charge to earnings of $12.9 million, reflecting the regularly scheduled amortization of amounts in "Accumulated other comprehensive income" (AOCI) related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the period, we also recognized an $8.2 million benefit to earnings for unrealized/realized foreign currency gains, $4.8 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.
During the first nine months of 2010, a provision for taxes of $37.4 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $48.2 million provision for taxes for the same fiscal nine-month period in 2009. To determine the interim period income tax provision (benefit) of our corporate subsidiaries, we apply an estimated annual effective tax rate to our year-to-date income (loss). The interim period income tax provision (benefit) is distinct from actual cash taxes paid or payable, which are estimated to be between $18-20 million for the 2010 calendar year.
After interest expense, loss on early extinguishment of debt, the net effect of swaps, the provision for taxes, and unrealized/realized gains foreign currency (gains) losses, net income for the nine months ended September 26, 2010 totaled $31.6 million, or $0.57 per diluted limited partner unit, compared with net income of $61.7 million, or $1.10 per unit, for the same period a year ago.
For the nine-month period, adjusted EBITDA (as defined by our credit agreement), which management believes is a meaningful measure of the company’s park-level operating results, increased $30.3 million, or 10%, to $339.3 million from $309.0 million during the same period a year ago. The increase in adjusted EBITDA is primarily the result of the 6% increase in attendance and 7% increase in out-of-park revenues during the period, combined with our ability to maintain relatively flat operating expenses. Offsetting the improvement in park-level operating results and adjusted EBITDA were the $10.5 million of costs related to the terminated merger.

Third Quarter –
The third fiscal quarter ended September 26, 2010 included the same number of operating days as the fiscal three-month period ended September 27, 2009.

The following table presents key financial information for the three months ended September 26, 2010 and September 27, 2009:

	Three months ended	Three months ended	Increase (Decrease)
	9/26/2010	9/27/2009	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$545,000	$519,913	$25,087	4.8%
Operating costs and expenses	246,348	255,446	(9,098)	(3.6)%
Depreciation and amortization	63,746	66,413	(2,667)	(4.0)%
Loss on impairment/retirement of fixed assets	319	188	131	N/M
(Gain) on sale of assets	—	(23,098)	23,098	N/M
Operating income	$234,587	$220,964	$13,623	6.2%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$299,742	$276,910	$22,832	8.2%
Adjusted EBITDA margin	55.0%	53.3%	—	1.7%
Attendance	12,657	12,110	547	4.5%
Per capita spending	$39.83	$39.85	$(0.02)	(0.1)%
Out-of-park revenues	$54,587	$49,868	$4,719	9.5%
Cash operating costs	$246,386	$255,292	$(8,906)	(3.5)%
Net revenues for the quarter ended September 26, 2010 increased 5%, or $25.1 million, to $545.0 million from $519.9 million in 2009. This increase reflects a 5% increase in combined attendance, and a 10%, or $4.7 million, increase in out-of-park revenues, driven primarily by our hotel operations. As mentioned in the nine-month discussion above, third quarter revenue and attendance increases likewise were primarily the result of increases in season-pass sales and visits, particularly in our southern and western regions, and an improvement in group sales business. The slight decrease in average guest per capita spending reflects a shift in the attendance mix toward season pass visits, which is typically a lower per capita guest.
Operating costs and expenses for the quarter decreased 4%, or $9.1 million, to $246.3 million from $255.4 million in 2009. The third quarter 2009 results include the settlement charges totaling $11.5 million related to the California class-action lawsuit and the licensing dispute with Paramount Pictures. Somewhat offsetting the savings from the elimination of these charges in the current quarter were increases of approximately $1.5 million in scheduled maintenance costs across our parks in the period. The 2009 third-quarter results also reflect the $23.1 million gain from the sale of 87 acres of surplus land near Canada's Wonderland.
Depreciation and amortization expense for the quarter decreased $2.7 million due to lower amortization expense in the current period resulting from the accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. After depreciation, amortization, loss on impairment / retirement of fixed assets, and gain on sale of other assets, operating income for the quarter totaled $234.6 million, representing an increase of $13.6 million from $221.0 million for the third quarter of 2009.
Interest expense for the third quarter of 2010 increased $10.3 million to $41.5 million, primarily due to the higher interest-rate spreads on our outstanding debt which resulted from our 2010 debt refinancing and the 2009 amend and extend (as discussed in the nine-month results section above). As a result of the refinancing, we recognized a $35.3 million loss during the quarter for the early extinguishment of our previous debt.
For the third quarter, the net effect of swaps increased $0.2 million to a non-cash charge to earnings of $3.3 million, reflecting the regularly scheduled amortization of amounts in AOCI related to the swaps, which was offset somewhat by gains from marking the ineffective and de-designated swaps to market and by foreign currency gains related to the U.S.-dollar denominated Canadian term loan. During the period, we also recognized an $8.2 million benefit to earnings for unrealized/realized foreign currency gains, $4.8 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.
During the quarter, a provision for taxes of $88.0 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $77.6 million in the same period a year ago. After interest expense, loss on early extinguishment of debt, the net effect of swaps, the provision for taxes, and unrealized/realized gains foreign currency (gains) losses, net income for the quarter totaled $75.7 million, or $1.36 per diluted limited partner unit, compared with net income of $107.6 million, or $1.92 per unit, a year ago.
For the third quarter, adjusted EBITDA increased 8% to $299.7 million from $276.9 million in 2009. The $22.8 million increase in adjusted EBITDA was attributable to the increase in revenues, which was driven by attendance gains in season pass visits and group-sales business and improved occupancy at our resort hotels, as well as the decline in operating costs and expenses in the period. For the quarter, adjusted EBITDA margins improved by 170 basis points (bps) to 55.0% from 53.3% a year ago.
Twelve Months Ended September 26, 2010 –
The twelve-month period ended September 26, 2010 included a total of 2,386 operating days compared with 2,420 operating days in the twelve-month period ended September 27, 2009, or approximately 1% fewer operating days.

The following table presents key financial information for the twelve months ended September 26, 2010 and September 27, 2009:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	9/26/2010	9/27/2009	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$953,473	$929,779	$23,694	2.5%
Operating costs and expenses	624,489	612,464	12,025	2.0%
Depreciation and amortization	130,765	128,184	2,581	2.0%
Loss on impairment of goodwill and other intangibles	5,890	86,988	(81,098)	(93.2)%
(Gain) loss on impairment / retirement of fixed assets, net	345	(747)	1,092	N/M
(Gain) on sale of other assets	—	(23,098)	23,098	N/M
Operating income	$191,984	$125,988	$65,996	52.4%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$348,166	$330,294	$17,872	5.4%
Adjusted EBITDA margin	36.5%	35.5%	—	1.0%
Attendance	22,159	21,464	695	3.2%
Per capita spending	$39.23	$39.63	$(0.40)	(1.0)%
Out-of-park revenues	$108,331	$102,386	$5,945	5.8%
Cash operating costs	$625,176	$611,774	$13,402	2.2%
Net revenues for the twelve months ended September 26, 2010, were up 3% to $953.5 million compared with $929.8 million for the twelve months ended September 27, 2009. The increase of $23.7 million in net revenues reflects a 3%, or 695,000-visit, increase in combined attendance, a 6%, or $5.9 million, increase in out-of-park revenues, primarily due to improved occupancy at our resort hotels, and a 1%, or $0.40, decrease in average in-park guest per capita spending. As mentioned in the nine and three-month discussions above, the revenue and attendance increases for the current twelve-month period were primarily the result of increases in season-pass sales and visits and an improvement in group sales business. The slight decrease in average guest per capita spending reflects a shift in the attendance mix toward season pass visits, which is typically a lower per capita guest.
For the twelve-month period, operating costs and expenses increased 2%, or $12.0 million, to $624.4 million in 2010 from $612.4 million for the same period a year ago. This increase reflects $16.2 million of costs incurred in connection with the terminated Apollo merger, an increase in scheduled maintenance expense across the parks of approximately $4.0 million, and the negative impact of exchange rates on our Canadian operations of approximately $4.9 million in the period. Partially offsetting these increases was the $11.5 million of settlement costs, which is reflected in the 2009 trailing-twelve-month results.
For the twelve-month period ended September 26, 2010, depreciation and amortization expense increased $2.6 million from the same period a year ago. This increase reflects the accelerated amortization in the fourth quarter of 2009 of the intangible asset related to the Nickelodeon licensing agreement that was not renewed at the end of 2009. During the current twelve-month period, we recognized $5.9 million of non-cash charges for the impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with an $87.0 million charge for the impairment of goodwill and other intangible assets relating to the PPI acquisition in the twelve-month period ended September 27, 2009.
In August of 2009, we completed the sale of 87 acres of surplus land at Canada’s Wonderland to the Vaughn Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain, which is reflected in our operating results for the twelve months ended September 27, 2009. After depreciation, amortization, impairment charges on goodwill and other intangibles, gain/loss on impairment/retirement of fixed assets, and the gain on the sale of the Canadian land, operating income for the twelve-month period totaled $192.0 million in 2010 compared with $126.0 million for the same period in 2009.

Interest expense for the twelve months ended September 26, 2010 increased $16.0 million to $137.6 million, due primarily to higher interest-rate spreads resulting from the 2010 debt refinancing and the 2009 amend and extend (as discussed in the nine-month results section above). In addition, as a result of the 2010 refinancing we recognized a $35.3 million loss during the twelve-month period for the early extinguishment of our previous debt. During this same period, the net effect of our swaps increased $15.9 million reflecting the regularly scheduled amortization of amounts in AOCI related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S. dollar denominated Canadian term loan. During the period, we also recognized an $8.1 million benefit to earnings for unrealized/realized foreign currency gains, $4.8 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.
Over this same period, we recorded a provision for taxes of $4.1 million to account for PTP taxes and the tax attributes of our corporate subsidiaries, which compares with a benefit for taxes of $4.8 million for the same period a year ago. After interest expense, loss on early extinguishment of debt, the net effect of swaps, the provision (benefit) for taxes, and unrealized/realized gains foreign currency (gains) losses, net income for the twelve months ended September 26, 2010 totaled $5.3 million, or $0.10 per diluted limited partner unit, compared with a net income of $5.0 million, or $0.09 per diluted limited partner unit, for the twelve months ended September 27, 2009.
For the 2010 trailing-twelve-month period, adjusted EBITDA increased 5%, or $17.9 million, to $348.2 million, while our adjusted EBITDA margin increased 100 bps to 36.5% from 35.5% in 2009. The increase in adjusted EBITDA and the improved adjusted EBITDA margin are due to the increase in revenues resulting from the 3% increase in combined attendance and the 6% increase in out-of-park revenues during the period, combined with our ability to control park-level operating expenses during the period.
October 2010 -

October operating results have continued to remain strong across all of our properties. Compared to the soft operating results from October 2009, revenues for October 2010 were up approximately $21 million, or 25%. This increase was largely the result of a 29% increase in combined attendance and an increase of approximately $0.3 million, or 3%, in out-of-park revenues. Over this same period, average in-park guest per capita spending was down approximately 1%.

Based on these preliminary October results, combined revenues for the first ten months of the year were approximately $973 million compared with $914 million for the same period a year ago. This $59 million increase in revenues is the result of an 8% increase in attendance to 22.2 million visitors (compared with 20.6 million in 2009), an increase in out-of-park revenues of $6 million to approximately $101 million, due to improved occupancy at our resort hotels, and a decrease of approximately 1% in average in-park guest per capita spending to $39.30.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2010 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.2 at September 26, 2010 is the result of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and capital expenditures.

In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount (OID) to yield 9.375%. Concurrently with this offering, we entered into a new $1,435 million credit agreement with “Several Lenders” party thereto (the 2010 Credit Agreement), which includes a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our existing credit facilities.
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
At the end of the quarter, we had a total of $1,175.0 million of variable-rate term debt, $399.4 million of fixed-rate debt (including OID), no outstanding borrowings under our revolving credit facilities, and cash on hand of $61.7 million. After letters of credit, which totaled $12.9 million at September 26, 2010, we had $247.1 million of available borrowings under our revolving credit agreements. Of our total term debt outstanding at the end of the third quarter, $11.8 million is scheduled to mature within the next twelve months.
In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on the interest rate swaps, which mature in October 2011, is 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued through September 26, 2010. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and through the first three quarters of 2010. The fair market value of these instruments at September 26, 2010 was a $59.4 million liability, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at September 26, 2010 was a $47.4 million liability, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.26% as of September 26, 2010. The table also presents our cross-currency swaps and their notional amounts and interest rates as of September 26, 2010.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Interest Rate
	$200,000	5.64%	$259,000	6.29%
	200,000	5.64%	200	8.17%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$259,200	6.29%

In order to maintain fixed interest costs on a portion of our domestic term debt beyond the expiration of the existing swaps, in September 2010 we entered into several forward-starting swap agreements that will effectively convert a total of $600 million of LIBOR based variable-rate debt to fixed rates beginning in October 2011. The weighted average fixed rate on these LIBOR based interest rate swaps, which mature in December 2015, is 2.6%. The fair market value of these instruments at September 26, 2010 was a $4.2 million liability, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
The following table presents our forward-starting fixed-rate swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	Interest Rate
	$200,000	2.51%
	75,000	2.54%
	50,000	2.53%
	150,000	2.67%
	50,000	2.53%
	50,000	2.53%
	25,000	2.53%
Total $'s / Average Rate	$600,000	2.56%

The 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. At the end of the third quarter of 2010, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-EBITDA. Based on our trailing-twelve-month results ending September 26, 2010, our consolidated total debt (excluding revolving debt)-to-EBITDA ratio was 4.54x, providing $95.4 million of EBITDA cushion on the Consolidated Leverage Ratio.
The 2010 Credit Agreement also includes provisions that allow us to make restricted payments of up to $20 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma leverage ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-EBITDA (as defined). On October 5, 2010, we announced the declaration of a distribution of $0.25 per limited partner unit to be paid on December 15, 2010.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

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
After considering the impact of interest rate swap agreements, at September 26, 2010, $1,414.4 million of our outstanding long-term debt represented fixed-rate debt and $160.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $115 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $12 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.1 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 26, 2010, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2010 third-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The previously-disclosed putative class action in the Delaware Court of Chancery, originally disclosed under Item 3 of our Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of our quarterly report on Form 10-Q for the quarters ended March 28, 2010, June 27, 2010, and September 26, 2010 has been stayed, and remains dormant. There have been no further developments relating to the previously-disclosed putative class action in the Northern District of Ohio. The Partnership does not expect these pending lawsuits to materially affect its financial results in future periods.

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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date: November 5, 2010	/s/ Peter J. Crage
Peter J. Crage
Executive Vice President - Finance
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text