Form 10-K
period 2010-12-31
CEDAR FAIR L P
filed 2011-03-01
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-9444
CEDAR FAIR, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	34-1560655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Cedar Point Drive
Sandusky, Ohio	44870-5259
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (419) 626-0830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Units (Representing Limited Partner Interests)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 27, 2010 of $12.34 per unit was approximately $656,124,908.

Number of Depositary Units representing limited partner interests outstanding as of February 15, 2011: 55,345,716

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for its annual meeting of unitholders to be held in June 2011, which will be filed by the Registrant within 120 days after the close of its 2010 fiscal year.
************
The Exhibit Index is located on page 56
Page 1 of 63 pages

CEDAR FAIR, L.P.

PART I
ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner") whose shares are held by an Ohio trust . The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, six outdoor water parks, one indoor water park and five hotels.

In 2010, the Partnership entertained more than 22 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a management contract for Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and six separately gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, the fourth is located near San Diego, the fifth is in Palm Springs, California, and the sixth is Geauga Lake's Wildwater Kingdom (“Geauga Lake”) located near Cleveland in Aurora, Ohio. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The six outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximate 130- to 140-day operating season. Both Knott's Berry Farm and Castaway Bay Resort are open daily on a year-round basis. Castaway Bay's indoor water park is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

The demographic groups that are most important to the parks are young people ages 12 through 24 and families. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating season, the parks conduct active television, radio, newspaper and Internet advertising campaigns in their major market areas geared toward these two groups.

Description of Parks

Cedar Point

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and the park has been named the Best Amusement Park in the World for thirteen consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

Located adjacent to the park is “Soak City,” a separately gated water park that features more than 20 water rides and attractions, as well as “Challenge Park,” which features several extra-charge attractions including two 18-hole themed miniature golf courses and two go-kart tracks.

Cedar Point also owns and operates four hotel facilities. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, an indoor water park resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center, one indoor pool and two outdoor pools. Located near the Causeway entrance to the park is Breakers Express, a 350-room, limited-service seasonal hotel. In addition to the Hotel Breakers and Breakers Express, Cedar Point offers the lake-front Sandcastle Suites Hotel, which features 187 suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dock facilities for more than 740 boats, including floating docks and full guest amenities. In addition, Cedar Point Marina features a Famous Dave's Bar-B-Que restaurant and an upscale seafood restaurant, called Bay Harbor, both of which are accessible by the general public. Castaway Bay Marina is a full-service marina featuring 160 slips. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point ,which offers lake-front cottages, cabins and full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 3,300 of the park's approximately 4,100 seasonal and part-time employees.

Knott's Berry Farm

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership late in 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County and a large national and international tourism population.

The park is renowned for its seasonal events, including a special Christmas promotion, “Knott's Merry Farm,” and a Halloween event called “Knott's Scary Farm,” which has been held for more than 30 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey.

The Partnership also owns and operates three water parks in California. Adjacent to Knott's Berry Farm is “Knott's Soak City-Orange County,” a separately gated seasonal water park that features more than 20 water rides and attractions. Just south of San Diego in Chula Vista, California is “Knott's Soak City-San Diego,” a seasonal water park which offers its guests more than 20 water rides and attractions. “Knott's Soak City-Palm Springs” is a 16-acre seasonal water park, located in Palm Springs, California, that offers 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.

The Partnership also owns and operates the Knott's Berry Farm Resort Hotel, a 320-room, full-service hotel located adjacent to Knott's Berry Farm, which features a pool, tennis courts and meeting/banquet facilities.

Canada's Wonderland

Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in June of 2006. It contains more than 200 attractions, including 15 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year, numerous cultural festivals featuring renowned music artists from across the world perform in the Kingswood Music Theatre located within the park. The park's total market area includes approximately 9 million people.

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been named the "Best Kids' Area in the World" for ten consecutive years by Amusement Today, and its newest steel roller coaster, Diamondback, was voted the second best new ride of 2009 by Amusement Today.

The park's total market area includes approximately 15 million people, and the major areas of dominant influence in this market area, which are Cincinnati, Dayton and Columbus, Ohio, Louisville and Lexington, Kentucky, and Indianapolis, Indiana, include approximately 8 million people.

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

Kings Dominion

Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in June of 2006. The park's total market area includes approximately 19 million people and the major areas of dominant influence in this market area, which are Richmond and Norfolk, Virginia, Raleigh, North Carolina, Baltimore, Maryland and Washington, D.C, include approximately 12 million people. In 2010, Kings Dominion introduced Intimidator 305, which was voted the second-best new ride in 2010 by Amusement Today's international survey.

Additionally, the park offers Kings Dominion Campground, a camping area featuring a swimming pool, playground, volleyball courts, miniature golf, and laundry facilities. The campground also offers a free shuttle service between the campground and amusement park.

The Partnership also owns a dormitory facility located adjacent to the park that houses up to 440 of the park's approximately 3,100 seasonal employees.

Carowinds

Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park's total market area includes approximately 14 million people. In 2010, Carowinds introduced Intimidator, which was voted fourth-best new ride in 2010 by Amusement Today's international survey.

The park also offers Camp Wilderness Resort, a camping area that offers a convenience and merchandise store, laundry facilities, a swimming pool, miniature golf, shuffleboard, and sand volleyball courts. The campground has more than 140 RV sites and 57 spacious tent and pop-up sites. The campground also offers a free shuttle service between the campground and amusement park.

Great America

Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June of 2006. The park's total market area includes approximately 13 million people and draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Valleyfair

Valleyfair, which opened in 1976 and was acquired by the Partnership's predecessor in 1978, is a combination amusement and water park located near Minneapolis-St. Paul in Shakopee, Minnesota. It is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, which has a population of approximately 3 million, but the park also draws visitors from other areas in Minnesota and surrounding states with a combined population base of 9 million people.

The Partnership also owns a dormitory facility located adjacent to the park that houses up to 420 of the park's approximately 1,750 seasonal employees.

Worlds of Fun

Worlds of Fun, which opened in 1973, and Oceans of Fun, the adjacent separately gated water park that opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, but also including most of Missouri, as well as portions of Kansas and Nebraska.

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

Geauga Lake

Geauga Lake, located near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in 2004. This family-oriented water park serves a total market area of approximately 17 million people. The park's major markets include Cleveland, Akron and Youngstown.

WORKING CAPITAL AND CAPITAL EXPENDITURES

During the operating season, the Partnership carries significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. Amounts are substantially reduced in non-operating periods. Seasonal working capital needs are funded with revolving credit facilities, which are established at levels sufficient to accommodate the Partnership's peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced daily with the Partnership's strong positive cash flow during the seasonal operating period.

The Partnership believes that annual park attendance is influenced to a large extent by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

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

GOVERNMENT REGULATION

The Partnership's properties and operations are subject to a variety of federal, state and local environmental, health and safety laws and regulations. Currently the Partnership believes it is in substantial compliance with applicable requirements under them. However, such requirements have generally become more strict over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to its properties or operations will not require significant expenditures in the future.

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair contracts with a third party to inspect its rides per Minnesota law and submits the third-party report to the state agency. Carowinds contracts with a third party to inspect its rides located in South Carolina per the law and submits the third-party report to the state agency.

EMPLOYEES

The Partnership has approximately 1,500 full-time employees. During the operating season, the Partnership employs in aggregate approximately 37,000 seasonal and part-time employees, most of whom are high school and college students. Approximately 3,300 of Cedar Point's seasonal employees, 300 of Valleyfair's seasonal employees, and 440 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Richard L. Kinzel	70
Dick Kinzel has served as President and Chief Executive Officer since 1986, and from 2003 through January 2011 he also served as Chairman. Mr. Kinzel has been employed by Cedar Fair or its predecessor since 1972, and from 1978 to 1986 he served as Vice President and General Manager of Valleyfair.

Peter J. Crage	49	Peter Crage has served as Executive Vice President and Chief Financial Officer since November 2010, prior to which he served as Corporate Vice President and Chief Financial Officer since 2005.
H. Philip Bender	55
Phil Bender has served as a Executive Vice President since November 2010, previously serving as Regional Vice President since June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Richard A. Zimmerman	50
Richard Zimmerman has served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007. Prior to that, he served as Vice President and General Manager of Kings Dominion since 1998.

Robert A. Decker	50	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	57
Craig Freeman has served as Corporate Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott's Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	45	Duff Milkie has served as Corporate Vice President - General Counsel since February 2008. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.
Lee Ann Alexakos	55
Lee Ann Alexakos has served as Corporate Vice President of Marketing and Advertising since July 2006. She served as Director of Marketing for Cedar Point from 2004 to July 2006 and as Director of Corporate Marketing Services from 1995 to 2004.

Brian C. Witherow	44
Brian Witherow has served as Vice President and Corporate Controller since July 2005. Prior to that, he served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

David R. Hoffman	42
Dave Hoffman has served as Vice President of Finance and Corporate Tax since November 2010. Prior to that, he served as Vice President of Corporate Tax. Before joining Cedar Fair in 2006, he served as a tax consultant with Ernst & Young.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Partnership's Investor Relations Office or through its web site (www.cedarfair.com).

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information.

ITEM 1A. RISK FACTORS.

We compete for discretionary spending with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including the recent economic downturn.
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

The uncertain economic conditions, such as higher unemployment rates, a constrained credit market and housing-related pressures, have affected our guests' levels of discretionary spending. A continued decrease in discretionary spending due to decreases in consumer confidence in the economy, a continued economic slowdown or further deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The continued materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.
Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, which negatively affect our revenues. We believe that our ownership of many parks in different geographic locations reduces, but does not completely eliminate, the effect that adverse weather can have on our consolidated results. For example, we believe that our operating results in 2009 were adversely affected by abnormally cold and wet weather in a number of our major U.S. markets.

The operating season at most of our parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130- to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.

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
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the amusement park industry for an average of more than 20 years. The loss of the services of our key employees could have a materially adverse effect on our business. With the exception of several executive officers, we do not have employment agreements with our key employees.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.
Our credit agreement and the indenture governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:

•	incur additional debt or issue certain preferred equity;

•	pay distributions on or make distributions in respect of our capital stock or units or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create restrictions on distributions from restricted subsidiaries;

•	create liens on certain assets to secure debt;

•	consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

Our credit agreement requires us to meet certain maximum leverage ratios and minimum fixed charge coverage ratios and the failure to do so may constitute an event of default under our credit agreement. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The most critical of these ratios is the Consolidated Leverage Ratio. At December 31, 2010, this ratio, as set forth in our credit agreement, was 6.25x consolidated total debt (excluding revolving debt)-to-consolidated EBITDA. Based on 2010 results, our consolidated total debt (excluding revolving debt)-to-consolidated EBITDA ratio at December 31, 2010 was in compliance with the covenant at 4.33x, providing $110.2 million of EBITDA cushion on the Consolidated Leverage Ratio. To the extent that our 2011 attendance levels are negatively impacted by deteriorating economic and market conditions, and consolidated adjusted EBITDA falls below approximately $260.0 million, or $56 million below the 2009 level, our ability to satisfy the Consolidated Leverage Ratio, which steps down again at December 31, 2011 to 6.00x consolidated total debt (excluding revolving debt)-to-consolidated EBITDA, could be difficult.

Our credit agreement and the indenture governing our notes also contain liquidity ratios that govern restricted payments, including our ability to declare and pay partnership distributions. Per the terms of the credit agreement, beginning in 2012 our ability to make restricted payments is permitted based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x consolidated total debt (excluding revolving debt)-to-consolidated EBITDA (as defined), measured on a quarterly basis. Per the terms of the indenture governing our notes, our ability to make restricted payments in 2011 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

We were in compliance with all other terms of the credit agreement and indenture governing our notes as of year-end.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.
As of December 31, 2010, after giving consideration to current outstanding interest-rate swap arrangements, we had no indebtedness under our term loan facility that accrues interest at a variable rate that is not swapped to a fixed rate. As of December 31, 2010, we also had in place several forward-starting swap agreements that will effectively convert a portion of our variable-rate debt to fixed rates from October 2011 through December 2015. After the expiration of certain outstanding interest-rate and cross-currency swap arrangements, which is scheduled to occur in October 2011 and February 2012, respectively, and after giving consideration to the forward-starting swap agreements, certain of our borrowings may be at variable rates of interest and exposed us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We are a highly leveraged company. We had $1,601.0 million of outstanding indebtedness as of December 31, 2010 (after giving effect to $15.7 million of outstanding letters of credit under our revolving credit facility and $5.6 million of original issue discount on our notes).
Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	limit our flexibility in planning or reacting to changes in business and future business operations;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing other indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

•
require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness thereby reducing funds available to us for other purposes, such as making strategic acquisitions, introducing new rides and attractions and exploiting business opportunities.

In addition, we may not be able to generate sufficient cash flow from operations, or be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt obligations. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, including our credit agreement and the indenture governing our notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Increased costs of labor and employee health and welfare benefits may impact our results of operations.
Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to competition, increased minimum wage or employee benefit costs, including health care costs, or otherwise, could adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations may be adversely affected.

There is a risk of accidents occurring at amusement parks, which may reduce attendance and negatively impact our revenues.
All of our amusement parks feature thrill rides. Although we are safety conscious, there are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors may influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks.

Instability in general economic conditions throughout the world could impact our profitability and liquidity while increasing our exposure to counter-party risk.
Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and higher prices for consumer goods may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme park industry. The unprecedented levels of disruption and volatility in the credit and financial markets have increased our possible exposure to vendor, concessionaires and customer credit risk because it has made it harder for them to access sufficient capital to meet their liquidity needs. This market turmoil, coupled with a reduction of business activity, generally increases our risks related to our status as an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, such as our credit facilities. The soundness of these counter-parties could adversely affect us. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

Our operations and our ownership of property subject us to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.
We may be required to incur costs to comply with environmental requirements, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

If our customers' credit card data is compromised/stolen, we could be exposed to data loss, litigation and liability, and our reputation could be harmed.
In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could disrupt our operations and any resulting negative publicity could harm our reputation.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.
Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks may reduce attendance, increase insurance premiums, and negatively impact our operating results. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.
We will continue to use commercially reasonable efforts to maintain sufficient insurance coverage. We cannot assure you, however, that we will be able to obtain adequate levels of insurance to protect against suits and judgments in connection with accidents that may occur in our amusement parks.

Turmoil in the credit and capital markets could impede our future ability to refinance our long term debt or prevent us from obtaining additional funds required to effectively operate our business, including funds from our revolving credit facility.
From 2008 through 2010, U.S. and global credit markets experienced significant disruption, making it difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value has resulted in a reduction of public offerings of equity securities. If these conditions persist or worsen, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long-term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long-term debt balance as of December 31, 2010 of $1,579.7 million (excluding $5.6 million of original issue discount on our notes).

Other factors, including local events, natural disasters and terrorist activities, can adversely impact park attendance and our revenues.
Lower attendance may result from various local events, natural disasters or terrorist activities, all of which are outside of our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Castaway Bay Indoor Waterpark Resort and adjoining TGI Friday's restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.

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

Knott's Berry Farm and Knott's Soak City, located in California, are situated on approximately 147 acres and 13 acres, respectively, virtually all of which have been developed. Knott's Soak City-San Diego is located on 60 acres, of which 27 acres have been developed and 33 acres remain available for future expansion. Knott's Soak City-Palm Springs is located on 23 acres, of which 17 acres have been developed and 6 acres remain available for future expansion.

Kings Island, located in Ohio, is situated on approximately 677 acres, of which 326 acres have been developed and 351 acres remain available for future expansion.

Canada's Wonderland, located near Toronto near Vaughn, Ontario, is situated on approximately 290 acres, virtually all of which have been developed.

Kings Dominion, located in Virginia, is situated on approximately 738 acres, of which 279 acres have been developed and 459 acres remain available for future expansion.

Dorney Park, located in Pennsylvania, is situated on approximately 201 acres, of which 178 acres have been developed and 23 acres remain available for future expansion.

Carowinds, located in North Carolina, is situated on approximately 337 acres, of which 299 acres have been developed and 38 acres remain available for future expansion.

Valleyfair, located in Minnesota, is situated on approximately 180 acres, of which 113 acres have been developed and approximately 77 additional acres remain available for future expansion.

Worlds of Fun, located in Missouri, is situated on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

Great America, located in California, is situated on approximately 181 acres, virtually all of which have been developed.

Michigan's Adventure, located in Michigan, is situated on approximately 250 acres, of which 119 acres have been developed and 131 acres remain available for future expansion.

At Geauga Lake, located in Ohio, the Partnership owns approximately 670 total acres, of which 65 acres have been developed and are in use at the water park and an additional 65 acres are available for future expansion. The remaining acreage is available for sale or for future development.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.

All of the Partnership's property is owned in fee simple, with the exception of Great America in Santa Clara, California, and encumbered by the Partnership's credit agreement. The Partnership leases the land at Great America from the City of Santa Clara through a long-term lease agreement that automatically renews through 2039 with options to terminate at the Partnership's discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Q Funding III, L.P. and Q4 Funding, L.P. vs. Cedar Fair Management, Inc.

On October 14, 2010, Q Funding III, L.P. and Q4 Funding, L.P. (together, "Q Funding"), both Cedar Fair, L.P. unitholders, commenced an action in the Delaware Court of Chancery against Cedar Fair Management, Inc. ("CFMI") and Cedar Fair, L.P. The complaint alleges, among other things, that CFMI breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by

indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of CFMI. Q Funding seeks, among other things, (i) a declaratory judgment that under the terms of the Partnership Agreement, all unitholders, including Q Funding, have the right to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI, and (ii) injunctive relief precluding the Company or its representatives from taking any action to interfere with unitholders’ rights to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI at the 2011 annual meeting of Cedar Fair unitholders and subsequent annual meetings of the Cedar Fair unitholders.
The Company filed an answer denying the allegations as set forth in the complaint and the parties are currently engaged in discovery. An evidentiary hearing has been scheduled for April 21, 2011 in the Delaware Court of Chancery.

Delaware Lawsuit

The previously-disclosed putative class action in the Delaware Court of Chancery, originally disclosed under Item 3 of the Partnership's Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of its quarterly report on Form 10-Q for the quarters ended March 28, 2010, June 27, 2010, and September 26, 2010 has been stayed, and remains dormant. The Partnership does not expect this pending lawsuit to materially affect its financial results in future periods.

Northern District of Ohio Lawsuit

On February 5, 2010, a putative class action was commenced in the United States District Court for the Northern District of Ohio by Leo Mortiz, a unitholder, on behalf of himself and all other unitholders of the Partnership, against the Partnership seeking to enjoin the merger agreement with Apollo Management and its related affiliates, and alleging that the preliminary proxy statement regarding the merger on Schedule 14A filed with the Securities and Exchange Commission on January 8, 2010, was materially misleading in violation of Section 14(a) of the Exchange Act. This case is still pending but is currently dormant. On February 18, 2011 the Court issued an order granting the Plaintiff ten days to show cause why the case should not be dismissed for failure to prosecute the claim. The Partnership does not expect this pending lawsuit to materially affect its financial results in future periods.

ITEM 4. (REMOVED AND RESERVED)

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2011, there were approximately 7,600 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plans. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2010	Distribution	High	Low
4th quarter	$0.250	$15.80	$12.93
3rd quarter	—	14.09	10.99
2nd quarter	—	15.79	11.21
1st quarter	—	13.56	10.92

2009
4th quarter	$0.250	$11.41	$6.03
3rd quarter	0.250	12.00	9.39
2nd quarter	0.250	12.55	8.71
1st quarter	0.480	14.10	5.75

The Partnership's credit agreement, as amended on February 25, 2011, includes provisions that allow the Partnership to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, measured on a quarterly basis. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments in 2011 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2005.

	Base Period	Return
	2005	2006	2007	2008	2009	2010
Cedar Fair, L.P.	100.00	106.99	84.99	55.24	57.17	77.24
S&P 500	100.00	115.79	122.15	76.95	97.32	111.98
S&P 400	100.00	110.30	119.12	75.96	104.36	132.16
S&P Movies and Entertainment	100.00	128.26	116.03	67.45	99.58	116.25

ITEM 6. SELECTED FINANCIAL DATA.

	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$977,592	$916,075	$996,232	$986,973	$831,389
Operating income	153,729	185,543	133,923	154,571	219,496
Income (loss) before taxes	(28,322)	50,407	4,771	9,738	126,564
Net income (loss)	(31,567)	35,429	5,706	(4,491)	87,477
Net income (loss) per unit - basic	(0.57)	0.64	0.10	(0.08)	1.62
Net income (loss) per unit - diluted	(0.57)	0.63	0.10	(0.08)	1.59

Balance Sheet Data
Total assets	$2,082,444	$2,145,439	$2,186,083	$2,418,668	$2,510,921
Working capital (deficit)	(98,518)	(70,212)	(50,705)	(59,960)	(54,750)
Long-term debt	1,579,703	1,626,346	1,724,075	1,752,911	1,777,163
Partners' equity	137,136	127,862	106,786	285,092	410,615

Distributions
Declared per limited partner unit (6)	$0.25	$1.23	$1.92	$1.90	$1.41
Paid per limited partner unit	0.25	1.23	1.92	1.90	1.87

Other Data
Depreciation and amortization	$126,796	$132,745	$125,838	$130,623	$90,703
Adjusted EBITDA (7)	359,231	316,512	355,890	340,289	310,274
Capital expenditures	71,706	69,136	83,481	78,522	59,458
Combined attendance (8)	22,794	21,136	22,720	22,113	19,317
Combined in-park guest per capita spending (9)	$39.21	$39.56	$40.13	$40.60	$38.71

Notes:

(1)    Operating results for 2010 include a loss on debt extinguishment of $35.3 million and a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were originally recorded with the PPI acquisition.

(2)    Operating results for 2009 include a gain of $23.1 million for the sale of excess land near Canada's Wonderland and a $4.5 million non-cash charge for the impairment of of trade-names originally recorded with the PPI acquisition.

(3)    Operating results for 2008 include an $87.0 million non-cash charge for the impairment of goodwill and other indefinite-lived intangibles originally recorded with the PPI acquisition in 2006.

(4)    Operating results for 2007 include a $54.9 million non-cash charge for the impairment of long-lived assets at Geauga Lake.

(5)     Operating results for the Paramount Parks are included for the period subsequent to their acquisition date in June 2006.

(6)     The declaration of the 2006 fourth quarter distribution, which was payable February 15, 2007, did not occur until January 2007. Therefore, 2006 distributions declared reflect only three quarterly distribution declarations, while four quarterly payments were made in the year.

(7)     Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of Adjusted EBITDA to net income (loss) is provided below.

	2010	2009	2008	2007	2006
	(In thousands )
Net income (loss)	$(31,567)	$35,429	$5,706	$(4,491)	$87,477
Interest expense	150,285	124,706	129,561	145,568	88,294
Interest (income)	(1,154)	(44)	(970)	(1,114)	(59)
Provision (benefit) for taxes	3,245	14,978	(935)	14,229	39,087
Depreciation and amortization	126,796	132,745	125,838	130,623	90,703
EBITDA	247,605	307,814	259,200	284,815	305,502
Loss on early extinguishment of debt	35,289	—	—	—	4,697
Other expense, net	—	—	361	379	—
Net effect of swaps	18,194	9,170	—	—	—
Unrealized foreign currency (gain) loss on Notes	(17,464)	—	—	—	—
Equity-based compensation	(89)	(26)	716	576	75
Loss on impairment of goodwill and other intangibles	2,293	4,500	86,988	—	—
Loss on impairment/retirement of fixed assets, net	62,752	244	8,425	54,898	—
(Gain) on sale of other assets	—	(23,098)	—	—	—
Terminated merger costs	10,375	5,619	—	—	—
Refinancing costs	—	832	200	—	—
Licensing dispute settlement costs	—	1,980	—	—	—
Class action settlement costs	276	9,477	—	—	—
Adjusted EBITDA	$359,231	$316,512	$355,890	$340,668	$310,274

(8)     Combined attendance includes attendance figures from the eleven amusement parks, six separately gated outdoor water parks, and Star Trek: The Experience, which closed in September 2008. Attendance for the Paramount Parks is included for the period subsequent to their acquisition in June 2006.

(9)     Combined in-park guest per capita spending ("per capita spending") includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

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

Each of our properties is run by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In order to better facilitate discussion of trends in attendance and guest per capita spending than would be possible on a consolidated basis, our eleven amusement parks and six separately gated water parks have been grouped into regional designations. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada's Wonderland, Dorney Park, Valleyfair, Geauga Lake and Michigan's Adventure. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott's Berry Farm, Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott's Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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

For the years ended December 31,	2010		2009		2008
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$568.8	58.2%	$532.8	58.2%	$566.3	56.9%
Food, merchandise and games	337.3	34.5%	316.4	34.5%	355.9	35.7%
Accomodations and other	71.5	7.3%	66.9	7.3%	74.0	7.4%
Net revenues	977.6	100.0%	916.1	100.0%	996.2	100.0%

Operating costs and expenses	632.0	64.6%	616.2	67.3%	641.0	64.3%
Depreciation and amortization	126.8	13.0%	132.8	14.5%	125.9	12.6%
Loss on impairment of goodwill and other intangibles	2.3	0.2%	4.5	0.5%	87.0	8.7%
Loss on impairment / retirement of fixed assets	62.8	6.4%	0.2	—%	8.4	0.9%
(Gain) on sale of other assets	—	—%	(23.1)	(2.5%)	—	—%

Operating income	153.7	15.7%	185.5	20.2%	133.9	13.4%

Interest and other expense, net	149.2	15.3%	125.4	13.8%	130.1	12.9%
Net change in fair value of swaps	18.2	1.9%	9.2	1.0%	—	—%
Loss on early debt extinguishment	35.3	3.6%	—	—	—	—
Unrealized / realized foreign currency (gain) loss	(20.6)	(2.1)%	0.6	0.1%	(1.0)	(0.1)%
Provision (benefit) for taxes	3.2	0.3%	14.9	1.6%	(0.9)	(0.1%)

Net income (loss)	$(31.6)	(3.2)%	$35.4	3.9%	$5.7	0.6%

Other data:
Combined attendance (in thousands)	22,794		21,136		22,720
Combined in-park guest per capita spending	$39.21		$39.56		$40.13

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

At the end of the fourth quarter, we concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing our review, we determined that a portion of the park's fixed assets, the majority of which were originally recorded with the Paramount Parks ("PPI") acquisition, were impaired. As a result, we recognized $62.0 million of fixed-asset impairment as of December 31, 2010.

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Historically, goodwill related to parks acquired prior to 2006 has been annually tested for impairment as of October 1, while goodwill and other indefinite-lived intangibles, including trade-name intangibles, related to the PPI acquisition in 2006 have been annually tested for impairment as of April 1. Effective in December 2010, we changed the date of our annual goodwill impairment tests from April 1 and October 1 to December 31 to more closely align the impairment testing procedures with our long-range planning and forecasting process, which occurs in the fourth quarter each year. We believe the change is preferable since the long-term cash flow projections are a key component in performing our annual impairment tests of goodwill. In addition, we changed the date of our annual impairment test for other indefinite-lived intangibles from April 1 to December 31.

During 2010, we tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. Other indefinite-lived intangibles were tested for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, we determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result we recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in our cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 impairment test, we determined that a portion of the trade-names at Great America, originally recorded with the PPI acquisition, were impaired. As a result, we recognized an additional $0.9 million of trade-name impairment during the fourth quarter of 2010.

The change in accounting principle related to changing the annual goodwill impairment testing date did not delay, accelerate, avoid or cause an impairment charge. As it was impracticable to objectively determine operating and valuation estimates for periods prior to December 31, 2010, we have prospectively applied the change in the annual goodwill impairment testing date from December 31, 2010.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods. At December 31, 2010, two of our reporting units had fair values in excess of their carrying values by greater than 10%, and a third reporting unit had a fair value in excess of its carrying value by 8%.

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

Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as “Net effect of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the consolidated statements of operations.

Revenue Recognition

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on admission tickets for the next operating season, including season passes, are deferred in the year received and recognized as revenue in the following year.

Results of Operations

2010 vs. 2009

The following table presents key operating and financial information for the years ended December 31, 2010 and 2009 (amounts in thousands, except per capita spending and percentages).

			Increase (Decrease)
	12/31/10	12/31/09	$	%

Net revenues	$977,592	$916,075	$61,517	6.7%
Operating costs and expenses	632,022	616,141	15,881	2.6%
Depreciation and amortization	126,796	132,745	(5,949)	(4.5)%
Loss on impairment of goodwill and other intangibles	2,293	4,500	(2,207)	N/M
Loss on impairment/retirement of fixed assets	62,752	244	62,508	N/M
(Gain) on sale of other assets	—	(23,098)	23,098	N/M
Operating income	$153,729	$185,543	$(31,814)	(17.1)%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$359,231	$316,512	$42,719	13.5%
Adjusted EBITDA margin	36.7%	34.6%	—	2.1%
Attendance	22,794	21,136	1,658	7.8%
Per capita spending	$39.21	$39.56	$(0.35)	(0.9)%
Out-of-park revenues	$108,809	$102,601	$6,208	6.1%
Cash operating costs	$632,111	$616,167	$15,944	2.6%

Consolidated net revenues totaled $977.6 million in 2010, increasing $61.5 million, from $916.1 million in 2009. The 7% increase in revenues reflects an 8%, or 1.7 million-visit, increase in attendance from a year ago. The improved attendance was largely due to an increase in season-pass visits, the result of an increase in the number of season passes sold, particularly at our parks in the southern and western regions. In addition, attendance in 2010 benefited from an increase in group sales business as many of our parks saw the return of numerous group bookings that were lost in 2009, as well as favorable weather conditions throughout much of the operating season, including the all important fall season.

The increase in 2010 revenues also reflects an increase of 6%, or approximately $6.2 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The increase in out-of-park revenues was primarily driven by an increase in occupancy and average-daily-room rates at most of our hotel properties. Slightly offsetting the increases in attendance and out-of-park revenues was a less than 1%, or $0.35, decrease in average in-park guest per capita spending for the year. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. For the fiscal year, average in-park per capita spending increased 2% in the northern region, but this increase was offset by declines in per capita spending in the southern and western regions. The declines in those regions were in part the result of the increase in season pass visits. The increase in revenues for the fiscal year also reflects the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.4 million) during the year.

Operating costs and expenses increased $15.9 million, or 3%, to $632.0 million versus $616.1 million for 2009. The increase reflects $10.4 million of costs incurred in 2010 in connection with the terminated Apollo merger, an increase in scheduled maintenance expense across the parks of approximately $9.5 million, increases in operating supplies and seasonal wages of approximately $3.2 million and $2.9 million, respectively, the result of increased attendance, and the negative impact of currency exchange rates on our Canadian operating expenses of approximately $4.5 million during the year. The comparison between years is also affected by certain one-time costs incurred in 2009, including $11.5 million of litigation costs for the settlement of a California class-action lawsuit and a license dispute with Paramount Pictures, as well as $5.6 million of costs for the terminated Apollo merger.

Depreciation and amortization expense for the year decreased $5.9 million due primarily to lower amortization expense in 2010 resulting from the accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. During the second and fourth quarters of 2010, we recognized non-cash charges of $1.4 million and $0.9 million, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with a non-cash charge of $4.5 million for the impairment of trade-names in 2009. Additionally in the fourth quarter, we recognized a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

The comparison of operating income between years is also affected by a $23.1 million gain on the sale of other assets in 2009. In late August of 2009, we completed the sale of 87 acres of surplus land at Canada's Wonderland to the Vaughan Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during 2009. After this gain, as well as depreciation, amortization, impairment losses and all other operating costs, operating income for 2010 decreased $31.8 million to $153.7 million compared with $185.5 million in 2009.

In July 2010, we completed the refinancing of our outstanding debt by issuing $405 million of 9.125% senior unsecured notes and entering into a new $1,435 million credit agreement, resulting in the recognition of a $35.3 million loss during the year on the early extinguishment of our previous debt. As a result of the 2010 financing, as well as the August 2009 amendment that extended $900 million of term debt, interest-rate spreads were higher during 2010 than a year ago. Based on the higher interest-rate spreads, interest expense for 2010 increased $25.6 million to $150.3 million from $124.7 million in 2009.

During 2010, the net effect of our swaps increased $9.0 million to a non-cash charge to earnings of $18.2 million, reflecting the regularly scheduled amortization of amounts in "Accumulated other comprehensive income" (AOCI) related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the year, we also recognized a $20.6 million benefit to earnings for unrealized/realized foreign currency gains, $17.5 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.

A provision for taxes of $3.2 million was recorded in 2010, consisting of a benefit to account for the tax attributes of our corporate subsidiaries of $4.7 million and a provision for publicly traded partnership (PTP) taxes of $7.9 million. This compares with a provision for taxes of $14.9 million in 2009, consisting of $7.9 million for the tax attributes of our corporate subsidiaries and $7.0 million for PTP taxes.

After interest expense and provision for taxes, net loss for the period totaled $31.6 million, or $0.57 per diluted limited partner unit, compared with net income of $35.4 million, or $0.63 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see Note 7 in Item 6, “Selected Financial Data,” on pages 15-16). In 2010, Adjusted EBITDA (as defined by our credit agreement) increased $42.7 million, or 14%, to $359.2 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 210 basis points (bps) to 36.7% from 34.6% in 2009. The increase in margin in 2010 was largely due to increased attendance which led to strong operating results during the peak summer months of July and August, as well as the ever-growing fall season, and continued disciplined cost containment throughout the year.

Results of Operations

2009 vs. 2008

The following table presents key operating and financial information for the years ended December 31, 2009 and 2008 (amounts in thousands, except per capita spending and percentages).

			Increase (Decrease)
	12/31/09	12/31/08	$	%

Net revenues	$916,075	$996,232	$(80,157)	(8.0)%
Operating costs and expenses	616,141	641,058	(24,917)	(3.9)%
Depreciation and amortization	132,745	125,838	6,907	5.5%
Loss on impairment of goodwill and other intangibles	4,500	86,988	(82,488)	N/M
Loss on impairment/retirement of fixed assets	244	8,425	(8,181)	N/M
(Gain) on sale of other assets	(23,098)	—	(23,098)	N/M
Operating income	$185,543	$133,923	$51,620	38.5%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$316,512	$355,890	$(39,378)	(11.1)%
Adjusted EBITDA margin	34.6%	35.7%	—	(1.1)%
Attendance	21,136	22,720	(1,584)	(7.0)%
Per capita spending	$39.56	$40.13	$(0.57)	(1.4)%
Out-of-park revenues	$102,601	$109,919	$(7,318)	(6.7)%
Cash operating costs	$616,167	$640,342	$(24,175)	(3.8)%

Consolidated net revenues totaled $916.1 million in 2009, decreasing $80.1 million, from $996.2 million in 2008. The decrease in revenues reflects a 7%, or 1.6 million-visit, decrease in attendance in 2009 compared with 2008. The decrease in attendance was primarily the result of a sharp decline in group sales business, which was negatively affected by the poor economy, a decrease in season pass visits due to a decline in season pass sales during the year and poor weather, including particularly cooler than normal temperatures throughout much of the season at our northern and southern regions. The revenue decline also represents a decrease of 1%, or $0.57, in average in-park per capita spending for 2009. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Excluding the effects of the closing of Star Trek: The Experience in 2008, the decrease in per capita spending for the period would have been $0.34, or less than 1% when compared with 2008. Out-of-park revenues, which represent the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, decreased 7%, or $7.3 million between years, due primarily to declines in occupancy rates at most of our hotel properties.

Operating costs and expenses, excluding depreciation, amortization and other non-cash charges, decreased 4%, or $24.9 million, to $616.1 million in 2009 from $641.0 million in 2008. The decrease in operating costs was the result of the successful implementation of numerous cost-savings initiatives, a reduction in variable costs due to a decrease in attendance, and the closing of Star Trek: The Experience in late 2008. Together, these items reduced core operating costs by approximately $40.7 million, or 6.4%, in 2009. This reduction in operating costs was offset somewhat by $17.1 million of charges during the year related to the terminated Apollo merger and litigation settlements discussed earlier.

As mentioned in our "2010 vs. 2009" discussion above, in 2009 we recognized a $23.1 million gain on the sale of 87 acres of surplus land at Canada's Wonderland. After the gain on the sale of the Canadian land, depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period increased $51.6 million to $185.5 million in 2009 compared with $133.9 million in 2008. The increase in operating income was affected by the recording of non-cash charges in 2009 of $4.5 million for the impairment of trade-names that were originally recorded when we acquired the PPI parks in 2006, compared with non-cash charges of $79.9 million and $7.1 million recorded in 2008 for impairment of goodwill and trade-names, respectively. See Note 4 in the Notes to Consolidated Financial Statements for further discussion of these impairment charges.

In 2009, depreciation and amortization increased $6.9 million from 2008. This increase was due to an increase in amortization expense of $8.4 million, offset by a decrease in depreciation of $1.5 million. The increase in amortization expense reflects the accelerated amortization of the intangible asset related to the Nickelodeon licensing agreement. During 2009, it was determined that we would not be renewing the licensing agreement, which expired on December 31, 2009, thus triggering the accelerated amortization.
Interest expense for 2009 decreased $4.9 million to $124.7 million from $129.6 million in 2008. The decrease was primarily due to lower interest rates on our variable-rate outstanding borrowings along with lower average debt balances, offset slightly by a 200 basis point increase in interest costs on $900 million of term-debt borrowings that were extended by two years in August 2009. During 2009, we retired $161.3 million of term-debt through regularly scheduled debt amortization payments, as well as the use of available cash from the reduction in our annual distribution rate and the net proceeds from the sale of excess land at Canada's Wonderland. Net change in fair value of swaps and other (income) expense, net, increased $10.8 million compared with 2008. This increase was primarily a result of recording a $9.2 million non-cash charge to income for the change in the mark-to-market valuations of our swaps that had gone ineffective or were de-designated for hedge accounting during the year, as well as the related amortization of amounts previously recorded in Other Comprehensive Loss. In 2008, the swaps were highly effective and the change in the mark-to-market valuations were appropriately recorded in Other Comprehensive Loss.

A provision for taxes of $14.9 million was recorded in 2009, consisting of a provision to account for the tax attributes of our corporate subsidiaries of $7.9 million and a provision for PTP taxes of $7.0 million. This compares with a benefit for taxes of $0.9 million in 2008, consisting of a $9.4 million benefit for the tax attributes of our corporate subsidiaries and a $8.5 million provision for PTP taxes.

After interest expense and provision for taxes, net income for the period totaled $35.4 million, or $0.63 per diluted limited partner unit, compared with net income of $5.7 million, or $0.10 per unit, a year ago.

In 2009, Adjusted EBITDA decreased $39.4 million, or 11%, to $316.5 million, with our Adjusted EBITDA margin decreasing 110 basis points (bps) to 34.6% from 35.7% in 2008. The decrease in margin in 2009 was due to a decrease in net revenues, caused primarily by a decrease in group business, only being partially offset by cost control initiatives implemented in 2009. For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see Note 7 in Item 6, “Selected Financial Data,” on pages 15-16.

Financial Condition

With respect to both liquidity and cash flow, we ended 2010 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 2.4 at December 31, 2010 was the result of our highly seasonal business, as well as the impact of the fair value liability of our interest rate swap agreements that expire in October 2011 becoming current. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2010 decreased $3.1 million to $182.1 million from $185.2 million in 2009. The decrease in operating cash flows between years was primarily attributable to the negative change in working capital, excluding the impact of debt-related and non-cash items, offset somewhat by the increase in the operating results of our parks.

Net cash from operating activities in 2009 decreased $30.4 million to $185.2 million compared with $215.6 million in 2008. The decrease in operating cash flows between years was primarily attributable to the decrease in operating results of our parks, offset by lower interest and income tax payments and a favorable change in working capital.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our parks and resort properties. During 2010, cash used for investing activities totaled $71.7 million for capital investments, compared to $15.3 million in 2009 and $77.1 million in 2008. The change between years was primarily the result of a $53.8 million influx of cash in 2009 from the sale of excess land at Canada's Wonderland. In addition, the 2008 total includes $6.4 million received from CBS Corporation as final settlement of a purchase-price working capital adjustment related to the acquisition of PPI. In 2009 and 2008, cash used for capital investments totaled $69.1 million and $83.5 million, respectively.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2011 operating season, we will be investing approximately $75 million in capital investments across our 17 properties, with the highlight of the 2011 program being the addition of four thrill-seeking 300-foot-tall swing rides, one at each of Cedar Point, Knott's Berry Farm, Canada's Wonderland and Kings Island.

In addition to great new thrill rides, we are also investing in other capital improvements across our parks, including the re-theming of children's areas at three of our parks to the PEANUTS characters and the addition of a night-time light show and display at three of our parks, which will be similar to shows introduced at several of our parks over the past two seasons that have proved to be very popular with guests.

Financing Activities

Net cash utilized for financing activities in 2010, which reflects the July refinancing of our debt, totaled $112.7 million, compared with $173.3 million in 2009 and $127.6 million in 2008. The $60.6 million decrease in cash used for financing activities was primarily attributable to lower distribution payments made to partners in 2010 ($13.8 million) compared to 2009 ($67.9 million). Reflected in the 2009 total is the retirement of $53.8 million of term debt with funds obtained from the sale of excess land near Canada's Wonderland.

Liquidity and Capital Resources

In July 2010, we issued $405 million of 9.125% senior unsecured notes (the "notes") in a private placement, including $5.6 million of original issue discount to yield 9.375%. The notes mature in 2018. Concurrently with this offering, we entered into a new $1,435 million credit agreement (the "2010 Credit Agreement"), which includes a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities. On February 25, 2011, we amended the 2010 Credit Agreement and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. Certain terms of the amendment are described below.
Terms of the 2010 Credit Agreement include a reduction in our previous $310 million revolving credit facilities to a combined $260 million facility. Under the new agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July 2015, also provides for the issuance of documentary and standby letters of credit.
The extended U.S. term loan, as amended on February 25, 2011, will amortize at $11.8 million per year (beginning in 2011) and mature in December 2017. The extended U.S. term loan bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. Until our recent amendment to the 2010 Credit Agreement, the U.S. term loan bore interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.
At December 31, 2010, we had $1,157.1 million of variable-rate term debt, $399.4 million of the fixed-rate notes, and $23.2 million in borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $15.7 million at December 31, 2010, we had $221.1 million of available borrowings under our revolving credit facility. Of our total term debt outstanding at the end of the year, none was scheduled to mature within the next twelve months.
Our $405 million of notes require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on the interest rate swaps, which mature in October 2011, is 5.6%. Based upon our scheduled quarterly regression analysis testing for the effectiveness of the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continuing through December 31, 2010. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and all of 2010. The fair market value of these instruments at December 31, 2010 was a $48.0 million liability, which was recorded in “Current Derivative Liability” on the consolidated balance sheet.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at December 31, 2010 was a $54.5 million liability, which was recorded in “Derivative Liability” on the consolidated balance sheet.
The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.26% as of December 31, 2010. The table also presents our cross-currency swaps and their notional amounts and interest rates as of December 31, 2010.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$258,000	7.31%
	200,000	5.64%	525	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$258,525	7.31%

In order to maintain fixed interest costs on a portion of our domestic term debt beyond the expiration of the existing swaps, in September 2010 we entered into several forward-starting swap agreements that will effectively convert a total of $600 million of LIBOR based variable-rate debt to fixed rates beginning in October 2011. The weighted average fixed rate on these LIBOR based interest rate swaps, which mature in December 2015, is 2.57%. The fair market value of these instruments at December 31, 2010 was $6.3 million, which was recorded in “Other Assets” on the consolidated balance sheet.
The following table presents our forward-starting fixed-rate swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	Interest Rate
	$200,000	2.51%
	75,000	2.54%
	50,000	2.53%
	150,000	2.67%
	50,000	2.53%
	50,000	2.67%
	25,000	2.53%
Total $'s / Average Rate	$600,000	2.57%

The 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. At the end of 2010, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. As of December 31, 2010, our consolidated total debt (excluding revolving debt)-to-consolidated EBITDA ratio was 4.33x, providing $110.2 million of consolidated EBITDA cushion on the Consolidated Leverage Ratio. We were in compliance with all other covenants under the 2010 Credit Agreement as of December 31, 2010.
The 2010 Credit Agreement, as amended February 25, 2011, also includes provisions that allow us to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. The restricted payment limitation in place under the agreement during 2010 and prior to the recent amendment capped the annual amount of permitted restricted payments at $20 million. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma consolidated leverage ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA (as defined), measured on a quarterly basis. Per the terms of the indenture governing our notes, our ability to make restricted payments in 2011 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis. In accordance with these provisions, on October 5, 2010, we announced the declaration of a distribution of $0.25 per limited partner unit, which was paid on December 15, 2010. On February 15, 2011, we announced the declaration of a distribution of $0.08 per limited partner unit, which is payable on March 15, 2011.
In addition to the above mentioned covenants and provisions, the 2010 Credit Agreement contains an initial three-year requirement that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for at least the next twelve months.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2010 (in millions):

	Payments Due by Period
					2016 -
	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt (1)	$2,411.6	$167.8	$301.2	$278.7	$1,663.9
Capital expenditures (2)	72.5	66.7	5.8	—	—
Lease & other obligations (3)	84.4	28.8	19.8	13.4	22.4
Total	$2,568.5	$263.3	$326.8	$292.1	$1,686.3

(1)	Represents maturities on long-term debt obligations, plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2010.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $15.7 million in the letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2010. We have no other significant off-balance sheet financing arrangements.

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
We manage interest rate risk through the use of a combination of fixed-rate long-term debt, interest rate swaps, which fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. We mitigate a portion of our foreign currency exposure from the Canadian dollar through the use of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of our net investment in our Canadian operations, is accomplished through the use of cross-currency swaps. Any gain or loss on the effective hedging instrument primarily offsets the gain or loss on the underlying debt. Translation exposures with regard to our Canadian operations are not hedged.
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
After considering the impact of interest rate swap agreements, at December 31, 2010, all of our outstanding long-term debt represented fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $108 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to a decrease of approximately $12 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.5 million decrease in annual operating income.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could not be passed along to our guests. In particular, increases in labor, supplies, taxes, and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates which are consistent with federal and state minimum wage laws. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so over the long term. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor.

Forward Looking Statements

Some of the statements contained in this report (including the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in this Form 10-K could adversely affect our future financial performance and cause actual results, or our beliefs or strategies, to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 25 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2010 and 2009 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2010
1st Quarter	$27,316	$(60,557)	$(39,933)	$(0.72)	$(0.72)
2nd Quarter	275,587	37,778	(4,215)	(0.08)	(0.08)
3rd Quarter (1)	545,000	234,587	75,748	1.37	1.36
4th Quarter (2)	129,689	(58,079)	(63,167)	(1.14)	(1.14)

	$977,592	$153,729	$(31,567)	$(0.57)	$(0.57)
2009
1st Quarter	$26,466	$(56,274)	$(53,281)	$(0.97)	$(0.97)
2nd Quarter	264,126	40,677	7,388	0.13	0.13
3rd Quarter (3)	519,913	220,964	107,614	1.95	1.92
4th Quarter (4)	105,570	(19,824)	(26,292)	(0.48)	(0.47)

	$916,075	$185,543	$35,429	$0.64	$0.63

(1)	The third quarter of 2010 included a loss on debt extinguishment of $35.2 million, due to the debt refinancing that occurred in July of 2010.

(2)	The fourth quarter of 2010 included a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were recorded with the PPI acquisition in 2006.

(3)	The third quarter of 2009 included a gain of $23.1 million for a sale of excess land near Canada's Wonderland.

(4)	The fourth quarter of 2009 included a non-cash charge of $4.5 million for the impairment of trade-names originally recorded with the PPI acquisition in 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 1, 2011

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2010	12/31/2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,765	$11,928
Receivables	12,340	6,535
Inventories	32,142	27,265
Current deferred tax asset	5,874	6,725
Prepaid insurance	5,009	3,545
Other current assets	5,204	5,310
	70,334	61,308
Property and Equipment:
Land	309,980	305,401
Land improvements	324,734	326,424
Buildings	575,725	589,219
Rides and equipment	1,398,403	1,351,595
Construction in progress	16,746	34,468
	2,625,588	2,607,107
Less accumulated depreciation	(948,947)	(826,038)
	1,676,641	1,781,069
Goodwill	246,259	240,006
Other Intangibles, net	40,632	42,208
Other Assets	48,578	20,848
	$2,082,444	$2,145,439
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$15,959
Accounts payable	10,787	10,040
Deferred revenue	26,328	23,176
Accrued interest	20,409	4,905
Accrued taxes	15,144	17,930
Accrued salaries, wages and benefits	18,220	19,008
Self-insurance reserves	21,487	21,785
Current derivative liability	47,986	—
Other accrued liabilities	8,491	18,717
	168,852	131,520
Deferred Tax Liability	131,830	138,124
Derivative Liability	54,517	129,662
Other Liabilities	10,406	7,884
Long-Term Debt:
Revolving credit loans	23,200	86,300
Term debt	1,157,062	1,524,087
Notes	399,441	—
	1,579,703	1,610,387
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 55,334 and 55,234 units outstanding at December 31, 2010 and 2009, respectively	165,555	209,854
Accumulated other comprehensive loss	(33,708)	(87,281)
	137,136	127,862
	$2,082,444	$2,145,439

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

For the years ended December 31,	2010	2009	2008

Net revenues:
Admissions	$568,762	$532,814	$566,266
Food, merchandise and games	337,356	316,386	355,917
Accommodations and other	71,474	66,875	74,049

	977,592	916,075	996,232

Costs and expenses:
Cost of food, merchandise and games revenues	86,619	84,940	90,626
Operating expenses	411,402	402,728	418,550
Selling, general and administrative	134,001	128,473	131,882
Depreciation and amortization	126,796	132,745	125,838
Loss on impairment of goodwill and other intangibles	2,293	4,500	86,988
Loss on impairment / retirement of fixed assets, net	62,752	244	8,425
(Gain) on sale of other assets	—	(23,098)	—

	823,863	730,532	862,309

Operating income	153,729	185,543	133,923
Interest expense	150,285	124,706	129,561
Net effect of swaps	18,194	9,170	—
Loss on early debt extinguishment	35,289	—	—
Unrealized/realized foreign currency (gain) loss	(20,563)	445	561
Other (income) expense	(1,154)	815	(970)

Income (loss) before taxes	(28,322)	50,407	4,771
Provision (benefit) for taxes	3,245	14,978	(935)

Net income (loss)	(31,567)	35,429	5,706
Net income (loss) allocated to general partner	—	—	—

Net income (loss) allocated to limited partners	$(31,567)	$35,429	$5,706

Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,316	55,186	54,811
Net income (loss) per limited partner unit	$(0.57)	$0.64	$0.10

Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,316	55,906	55,446
Net income (loss) per limited partner unit	$(0.57)	$0.63	$0.10
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,567)	$35,429	$5,706
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	126,796	132,745	125,838
Non-cash equity based compensation expense	(89)	(26)	716
Loss on early debt extinguishment	35,289	—	—
Loss on impairment of goodwill and other intangibles	2,293	4,500	86,988
Loss on impairment / retirement of fixed assets, net	62,752	244	8,425
Gain on sale of other assets	—	(23,098)	—
Net effect of swaps	18,194	9,170	—
Amortization of debt issuance costs	5,671	7,773	7,944
Unrealized foreign currency gain on notes	(17,464)	—	—
Other non-cash (income) expense	(1,893)	(257)	(445)
Deferred income taxes	(14,140)	(5,684)	(17,827)
Excess tax benefit from unit-based compensation expense	—	—	(1,729)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(11,855)	551	1,674
Decrease in other assets	6	918	555
Increase (decrease) in accounts payable	652	(2,635)	(5,101)
Increase (decrease) in accrued taxes	(2,242)	1,349	3,725
Increase (decrease) in self-insurance reserves	(383)	857	(559)
Increase (decrease) in deferred revenue and other current liabilities	7,653	20,428	(2,808)
Increase in other liabilities	2,442	2,933	2,486
Net cash from operating activities	182,115	185,197	215,588

CASH FLOWS (FOR) INVESTING ACTIVITIES
Acquisition of Paramount Parks, net of cash acquired	—	—	6,431
Sale of Canadian real estate	—	53,831	—
Capital expenditures	(71,706)	(69,136)	(83,481)

Net cash (for) investing activities	(71,706)	(15,305)	(77,050)

CASH FLOWS (FOR) FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit loans - previous credit agreement	(86,300)	63,600	(11,386)
Net borrowings on revolving credit loans - existing credit agreement	23,200	—	—
Term debt borrowings	1,175,000	—	—
Note borrowings	399,383	—	—
Term debt payments, including early termination penalties	(1,566,890)	(161,329)	(17,450)
Distributions paid to partners	(13,834)	(67,864)	(105,078)
Payment of debt issuance costs	(43,264)	(7,694)	—
Exercise of limited partnership unit options	7	4	4,541
Excess tax benefit from unit-based compensation expense	—	—	1,729

Net cash (for) financing activities	(112,698)	(173,283)	(127,644)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	126	1,446	(2,522)

CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(2,163)	(1,945)	8,372
Balance, beginning of year	11,928	13,873	5,501

Balance, end of year	$9,765	$11,928	$13,873
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$129,815	$117,008	$120,340
Interest capitalized	1,343	1,617	1,623
Cash payments for income taxes	19,074	18,966	14,619
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2010	2009	2008

Limited Partnership Units Outstanding
Beginning balance	55,234	55,076	54,248
Limited partnership unit options exercised	42	51	785
Issuance of limited partnership units as compensation	58	107	43

	55,334	55,234	55,076

Limited Partners’ Equity
Beginning balance	$209,854	$242,123	$334,740
Net income (loss)	(31,567)	35,429	5,706
Partnership distribution declared (2010 - $0.25; 2009 - $1.23; 2008 - $1.92)	(13,834)	(67,864)	(105,078)
Expense (income) recognized for limited partnership unit options	(89)	(26)	—
Limited partnership unit options exercised	7	4	4,541
Tax effect of units involved in option exercises and treasury unit transactions	545	(976)	1,253
Issuance of limited partnership units as compensation	639	1,164	961

	165,555	209,854	242,123

General Partner’s Equity
Beginning balance	(1)	(1)	—
Partnership distribution declared	—	—	(1)
Net income (loss)	—	—	—

	(1)	(1)	(1)

Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	2,422	(6,075)	12,755
Current year activity, net of tax (($2,952) in 2010, ($8,076) in 2009, $10,112 in 2008)	(6,475)	8,497	(18,830)

	(4,053)	2,422	(6,075)

Unrealized loss on cash flow hedging derivatives:
Beginning balance	(89,703)	(134,551)	(67,693)
Current year activity, net of tax (($5,825) in 2010, ($4,783) in 2009, $7,689 in 2008)	60,048	44,848	(66,858)

	(29,655)	(89,703)	(134,551)

	(33,708)	(87,281)	(140,626)

Total Partners’ Equity	$137,136	$127,862	$106,786

Summary of Comprehensive Income (Loss)
Net income (loss)	$(31,567)	$35,429	$5,706
Other comprehensive income (loss)	53,573	53,345	(85,688)

Total Comprehensive Income (Loss)	$22,006	$88,774	$(79,982)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”) whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2010 there were 55,333,989 outstanding limited partnership units listed on The New York Stock Exchange, net of 227,994 units held in treasury. At December 31, 2009, there were 55,234,208 outstanding limited partnership units listed, net of 327,774 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and with restrictions within the Partnership's 2010 Credit Agreement, the General Partner paid a $0.25 per limited partner unit distribution, or approximately $13.8 million in aggregate, in 2010.

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

Foreign Currency    The financial statements of the Partnership's Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at current currency exchange rates, while income and expenses are translated at average monthly currency exchange rates. Translation gains and losses are included as components of accumulated other comprehensive loss in partners' equity.

In 2010, the Partnership recognized a $20.6 million benefit to earnings for unrealized/realized foreign currency gains, $17.5 million of which represented an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at its Canadian property. All other transaction gains and losses included in the 2010 consolidated statements of operations were not material. Transaction gains and losses included in the 2009 and 2008 consolidated statements of operations were not material.

Segment Reporting Each of Partnership's parks operates autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In order to better facilitate discussion of trends in attendance and guest per capita spending than would be possible on a consolidated basis, the Partnership's eleven amusement parks and six separately gated water parks have been grouped into regional designations. Aside from attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level.

In addition to reviewing and evaluating performance of the business at the individual park level, the structure of Partnership's management incentive compensation systems are centered around the operating results of each park as an integrated operating unit. Therefore, each park represents a separate operating segment of the Partnership's business and the geographical regions do not represent operating segments.
Although the Partnership manages its parks with a high degree of autonomy, each park offers and markets a similar collection of products and services to similar customers. In addition, the parks all have similar economic characteristics no matter their geographic region, in that they all show similar long-term growth trends in key industry metrics such as attendance, guest per capita spending, net revenue, operating costs and operating profit. Therefore, the Partnership operates within the single reportable segment of amusement/water parks with accompanying resort facilities.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $126.7 million in 2010, $123.0 million in 2009, and $124.5 million in 2008.

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. As discussed in Note 4, during 2010 the Partnership changed the testing date for its annual goodwill impairment tests from April 1 and October 1 to December 31 each year. As a result, the Partnership performed goodwill impairment tests as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010, and concluded there was no impairment of the carrying value of the goodwill.

Other Intangible Assets    The Partnership's other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with FASB ASC 350, the Partnership determined that the trade-names had indefinite lives. Pursuant to FASB ASC 350, indefinite-lived intangible assets are no longer amortized, but rather are reviewed, along with goodwill, annually for impairment or more frequently if impairment indicators arise. The Partnership's license and franchise agreements are amortized over the life of the agreement, generally ranging from five to twenty years.

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2010 and 2009 the accrued reserves totaled $21.5 million and $21.8 million, respectively.

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

The Partnership accounts for the use of derivative financial instruments according to FASB ASC 815 “Derivatives and Hedging”. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. For the ineffective portion of a derivative, the change in fair value, if any, is reported in “Net effect of swaps” in earnings together with the changes in fair value of derivatives not designated as hedges. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

Revenue Recognition    Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on admission tickets for the next operating season, including season passes, are deferred in the year received and recognized as revenue in the following year.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $51.8 million in 2010, $52.0 million in 2009 and $55.4 million in 2008. Certain costs incurred through year-end for the following year's advertising programs are included in prepaid expenses.

Unit-Based Compensation    The Partnership accounts for unit-based compensation in accordance with FASB ASC 718-20 “Compensation - Stock Compensation” which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Partnership uses a binomial option-pricing model for all grant date estimations of fair value.

Income Taxes    The Partnership's legal structure includes both partnerships and corporate subsidiaries. The Partnership itself is not subject to corporate income taxes; rather the Partnership's tax attributes (except those of its corporate subsidiaries) are included in the tax returns of its partners. The Partnership's corporate subsidiaries are subject to entity-level income taxes.

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

The Partnership's corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership's total provision for taxes also includes an amount for the publicly traded partnership (PTP) taxes owed (see Note 9).

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used are as follows:

	2010	2009	2008
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,316	55,186	54,811
Effect of dilutive units:
Unit options (Note 7)	—	65	287
Phantom units (Note 7)	—	655	348

Diluted weighted average units outstanding	55,316	55,906	55,446

Net income (loss) per unit - basic	$(0.57)	$0.64	$0.10

Net income (loss) per unit - diluted	$(0.57)	$0.63	$0.10

Weighted average unit options of 304,000, 460,000, and 300,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2010, 2009, and 2008, respectively.

Reclassifications    Certain prior year balances have been reclassified to conform with current year presentation.

(3) Long-Lived Assets:

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The long-lived asset impairment test involves a two-step process. The first step is a comparison of each asset group's carrying value to its estimated undiscounted future cash flows expected to result from the use of the assets, including disposition. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates and future estimates of capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, there is an indication that impairment exists and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the asset group to its carrying value in a manner consistent with the highest and best use of those assets. The Partnership estimates fair value using an income (discounted cash flows) approach, which uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. If the implied fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

At the end of the fourth quarter, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment / retirement of fixed assets" on the consolidated statement of operations.

(4) Goodwill and Other Intangible Assets:

Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit's fair value to its carrying value. The Partnership estimates fair value using both an income (discounted cash flows) and market approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

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

Historically, goodwill related to parks acquired prior to 2006 has been annually tested for impairment as of October 1, while goodwill and other indefinite-lived intangibles, including trade-name intangibles, related to the Paramount Parks (PPI) acquisition in 2006 have been annually tested for impairment as of April 1. Effective in December 2010, the Partnership changed the date of its annual goodwill impairment tests from April 1 and October 1 to December 31 to more closely align the impairment testing procedures with its long-range planning and forecasting process, which occurs in the fourth quarter each year. The Partnership believes the change is preferable since the long-term cash flow projections are a key component in performing its annual impairment tests of goodwill. In addition, the Partnership changed the date of its annual impairment test for other indefinite-lived intangibles from April 1 to December 31.

During 2010, the Partnership tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. During 2010, the Partnership tested other indefinite-lived intangibles for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, it was determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result the Partnership recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 test of indefinite-lived intangibles, it was determined that a portion of the trade-names at Great America, originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $0.9 million of additional trade-name impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment of goodwill and other intangibles" on the consolidated statement of operations. The Partnership recognized a charge to earnings in 2009 of $4.5 million for trade-name impairment and a total charge to earnings in 2008 of $87.0 million for the impairment of goodwill and trade-names.

The change in accounting principle related to changing the annual goodwill impairment testing date did not delay, accelerate, avoid or cause an impairment charge. As it was impracticable to objectively determine operating and valuation estimates for periods prior to December 31, 2010, the Partnership has prospectively applied the change in the annual goodwill impairment testing date from December 31, 2010.

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
(In thousands)
Balance at December 31, 2008	$302,470	$(79,868)	$222,602
Foreign currency exchange translation	17,404	—	17,404

Balance at December 31, 2009	319,874	(79,868)	240,006
Foreign currency exchange translation	6,253	—	6,253

Balance at December 31, 2010	$326,127	$(79,868)	$246,259

The Partnership's other intangible assets consisted of the following at December 31, 2010 and 2009:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	(Amounts in thousands)
December 31, 2010
Other intangible assets:
Trade names	—	$40,227	$—	$40,227
License / franchise agreements	15.0 years	13,569	13,184	385
Non-compete agreements	5.0 years	200	180	20

Total other intangible assets	12.0 years	$53,996	$13,364	$40,632

December 31, 2009
Other intangible assets:
Trade names	—	$41,635	$—	$41,635
License / franchise agreements	15.1 years	13,664	13,151	513
Non-compete agreements	5.0 years	200	140	60

Total other intangible assets	12.0 years	$55,499	$13,291	$42,208

Amortization expense of other intangible assets for 2010, 2009, and 2008 was $73,000, $9,748,000, and $1,363,000, respectively. The increase in amortization expense during 2009 reflects the accelerated amortization of the intangible asset related to the Nickelodeon licensing agreement. During that year, the Partnership determined it would not renew the licensing agreement, which expired on December 31, 2009, thus triggering the accelerated amortization in 2009. Amortization expense of other intangible assets held at December 31, 2010, is expected to total less than $100,000 in each of the years 2011-2015.

(5) Long-Term Debt:

Long-term debt at December 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009

Revolving credit facility	$23,200	$86,300
Term debt (1)
July 2010 U.S. term loan averaging 5.5% at 2010 (due 2010-2016)	1,157,062	—
June 2006 U.S. term loan averaging 2.23% at 2009 (due 2007-2012)	—	501,186
June 2006 Canadian term loan averaging 2.23% at 2009 (due 2007-2012)	—	143,500
June 2006 U.S. term loan averaging 4.23% at 2009 (due 2009-2014)	—	831,626
June 2006 Canadian term loan averaging 4.23% at 2009 (due 2009-2014)	—	63,734
Notes
July 2010 U.S. fixed rate note at 9.125% (due 2018)	399,441	—

	1,579,703	1,626,346
Less: current portion	—	15,959

	$1,579,703	$1,610,387

(1) These average interest rates do not reflect the effect of interest rate swap agreements entered into on our variable-rate term debt (see Note 6).

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes ("the notes"), maturing in 2018, in a private placement, including $5.6 million of original issue discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement (the 2010 Credit Agreement), which includes a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under the Partnership's previous credit facilities. The facilities provided under the 2010 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the notes and co-borrowers of the senior secured credit facilities. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

Revolving Credit Loans    Terms of the 2010 Credit Agreement include a reduction in the Partnership's previous $310 million revolving credit facilities to a combined $260 million facility. Under the new agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2010, borrowings under the revolving credit facility were $23.2 million at an effective rate of 4.5% and standby letters of credit totaled $15.7 million. After letters of credit, the Partnership had $221.1 million of available borrowings under its revolving credit facility as of December 31, 2010. The maximum outstanding revolving credit balance during 2010 was $260.0 million under the revolving credit facility. The 2010 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the 2010 Credit Agreement include a $1,175 million U.S. term loan maturing on December 15, 2016. As of December 31, 2010, the U.S. term loan, which amortizes at $11.8 million per year, bore interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps. In December of 2010, the Partnership prepaid $15 million of the term loan, which in turn was credited against the scheduled amortization for 2011 and for a portion of 2012.

At December 31, 2010, the scheduled annual maturities of term debt were as follows (in thousands):

	2011	2012	2013	2014	2015	2016	Total
U.S. Term loan maturing in 2016	$—	$11,438	$11,750	$11,750	$11,750	$1,110,374	$1,157,062

The fair value of our term debt at December 31, 2010, was approximately $1,146.5 million, based on borrowing rates available as of that date to the Partnership on long-term debt with similar terms and maturities. The fair value of our term debt at December 31, 2009, was approximately $1,334.9 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2009.

The Partnership may prepay some or all of its term debt maturing in 2016 without premium or penalty at any time.

Notes    The notes issued by the Partnership in July 2010 require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

The fair value of the notes at December 31, 2010, was approximately $395.8 million, based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities.

Covenants    The 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. As of December 31, 2010 this ratio is set at 6.25x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. As of December 31, 2010, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 4.33x, providing $110.2 million of consolidated EBITDA cushion on the Consolidated Leverage Ratio. The Partnership was in compliance with all other covenants as of December 31, 2010.

The 2010 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $20 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments in 2011 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including avearge revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

In addition to the above mentioned covenants and provisions, the 2010 Credit Agreement contains an initial three-year requirement that at least 50% of the Partnership's aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.

The Partnership's policy is to capitalize interest on major construction projects. In 2010, interest payments of $1.3 million were capitalized, as compared to interest of $1.6 million capitalized in both 2009 and 2008.

(6) Derivative Financial Instruments:

Derivative financial instruments are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2010, which was obtained from broker quotes, was recorded as a liability of $48.0 million in "Current derivative liability" on the consolidated balance sheet. The fair market value of these agreements at December 31, 2009 was recorded as a liability of $83.4 million in “Derivative Liability” on the consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, the swaps were deemed to be ineffective as of October 2009. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) will be amortized through October 2011. The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, of which $34.4 million remained still to be amortized in AOCI as of December 31, 2010.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $54.5 million at December 31, 2010 and $46.3 million at December 31, 2009, which was recorded in “Derivative Liability” on the consolidated balance sheet. As a result of paying down a portion of the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada's Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $422,000 still remained to be amortized in AOCI as of December 31, 2010.

In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the existing swaps and comply with the 2010 Credit Agreement requirement that at least 50% of the Partnership's aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection, in September 2010 the Partnership entered into several forward-starting swap agreements that will effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. These forward-starting swap agreements, which have also been designated as cash flow hedges, mature in December 2015 and have fixed LIBOR at a weighted-average rate of 2.57%. The fair market value of these agreements at December 31, 2010 was an asset of $6.3 million, which was recorded in "Other Assets" on the consolidated balance sheet. No ineffectiveness related to the forward-starting swaps was recorded in any period presented.

(In thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$6,294	$—
Interest rate swaps	Current Derivative Liability	(47,986)	—
Interest rate swaps	Derivative Liability	—	(83,359)

Total derivatives designated as hedging instruments:		(41,692)	(83,359)

Derivatives not designated as hedging instruments:
Cross-currency swaps	Derivative Liability	(54,517)	(46,303)

Net derivative liability		$(96,209)	$(129,662)

The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.26% as of December 31, 2010. The table also presents our cross-currency swaps and their notional amounts and interest rates as of December 31, 2010.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$258,000	7.31%
	200,000	5.64%	525	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$258,525	7.31%

The following table presents our forward-starting fixed-rate swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	Interest Rate
	$200,000	2.51%
	75,000	2.54%
	50,000	2.53%
	150,000	2.67%
	50,000	2.53%
	50,000	2.67%
	25,000	2.53%
Total $'s / Average Rate	$600,000	2.57%

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships
	Twelve months ended 12/31/10	Twelve months ended 12/31/09		Twelve months ended 12/31/10	Twelve months ended 12/31/09		Twelve months ended 12/31/10	Twelve months ended 12/31/09
Interest rate swaps	$6,294	$23,142	Interest Expense	$—	$(43,051)	Net effect of swaps	$35,372	$8,401
Cross-currency swaps (1)	—	(22,067)	Interest Expense	—	(6,720)		N/A	N/A

Total	$6,294	$1,075		$—	$(49,771)		$35,372	$8,401

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships
		Twelve months ended 12/31/10	Twelve months ended 12/31/09
Cross-currency swaps (1)	Net effect of swaps	$(5,756)	$(7,694)

(1) The cross currency swaps becamce ineffective and were de-designated in August 2009.
In addition to the $29.6 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $50.3 million of expense representing the amortization of amounts in AOCI for the swaps and a $2.5 million foreign currency gain during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the year of $18.2 million recorded in “Net effect of swaps.” For 2010, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the consolidated statements of operations as a result of the debt financing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership's initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its 2006 credit agreement.

(7) Partners' Equity:

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

Equity-Based Incentive Plans    In August 2000, the Partnership's unitholders approved the establishment of an Equity Incentive Plan allowing the award of up to 4.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. Grants were made by the Compensation Committee through December 31, 2008. Following the adoption of the 2008 Omnibus Incentive Plan (Omnibus Plan), the Board of Directors prohibited any further grants under the Equity Incentive Plan. The Omnibus Plan was approved by the Partnership's unitholders in May of 2008 and superseded and replaced the following incentive compensation plans: our Amended and Restated Senior Management Long-Term Incentive Compensation Plan, our Amended and Restated 2000 Equity Incentive Plan, and our Amended and Restated 2000 Senior Executive Management Incentive Plan. The Omnibus Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the Omnibus Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

Phantom Units
During 2010, 207,650 “phantom units” were awarded at an average grant price of $14.51 per unit. These awards generally vest over an approximately four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as half of the awards are expected to be settled in limited partnership units.

Approximately $3.5 million, $3.0 million and $0.5 million in compensation expense related to “phantom units” was recognized in 2010, 2009 and 2008, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 656,673 “phantom units” outstanding, 544,743 of which were vested, at the December 31, 2010 closing price of $15.16 per unit. The aggregate market value of the “phantom units” vested at year-end, which has been reflected on the balance sheet in “Other Liabilities,” was $8.3 million in 2010 and $6.0 million in 2009. At December 31, 2010, unamortized compensation related to unvested phantom unit awards totaled approximately $1.7 million, which is expected to be amortized over a weighted average period of 2.6 years.

Performance Units
During 2010, 40,073 “performance units” were awarded at a grant price of $14.51 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a multi-year period. The awards vest 50% in March 2012 and 50% in March 2013, assuming targets are achieved, and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “performance units” has been appropriately excluded from the diluted earnings per unit calculation, as not all performance conditions have been met as of year-end. Approximately $864,000, $476,000 and $188,000 in 2010, 2009 and 2008, respectively, was recorded in compensation expense related to “performance units” and is included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 298,745 “performance units” outstanding at the December 31, 2010 closing price of $15.16 per unit. The estimated aggregate market value of the “performance units” contingently issuable at year-end, which has been reflected on the balance sheet in “Other Liabilities,” was approximately $1,529,000 in 2010 and $664,000 in 2009. At December 31, 2010, unamortized compensation related to unvested “performance unit” awards totaled approximately $1.5 million, which is expected to be amortized over a weighted average period of 2.0 years.

Unit Options
Options are issued with an exercise price no less than the market price of the Partnership's units on the day before the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2010, the Partnership had 1,400 variable-price options and 340,100 fixed-price options outstanding under the Equity Incentive Plan. There were no unit options granted in 2010, 2009 or 2008.

No non-cash compensation expense relating to unit options was recognized in 2010, 2009 or 2008.

A summary of unit option activity in 2010 and 2009 is presented below:

	2010		2009
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	428,100	$20.31	508,650	$18.15
Granted	—	—	—	—
Exercised	(57,200)	3.16	(75,100)	3.63
Forfeited	(29,400)	21.21	(5,450)	22.15

Outstanding, end of year	341,500	$23.10	428,100	$20.31

Options exercisable, end of year	341,500	$23.10	428,100	$20.31

Cash received from unit option exercises totaled approximately $7,000 in 2010, $4,000 in 2009, and $4,541,000 in 2008.

The following table summarizes information about vested unit options outstanding at December 31, 2010:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Variable	$17.67	—	$17.67	1,400	2.8 years	$17.67
Fixed	$20.60	—	$28.45	340,100	1.0 years	$23.12
Outstanding at year-end	$17.67	—	$28.45	341,500	1.0 years	$23.10

Aggregate intrinsic value				$—

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.6 million, and $13.1 million, respectively.

The Partnership did not have any unvested unit options at December 31, 2010, as all options were vested by December 31, 2008. In addition, there were no unrecognized compensation costs related to unit options as of December 31, 2010.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2011, based on estimates of option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.1 million in 2010, $3.6 million in 2009 and $3.7 million in 2008. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1.5 million in 2010, $1.5 million in 2009 and $1.6 million in 2008.

In addition, approximately 114 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.1 million, $1.1 million and $0.8 million were contributed for the years ended December 31, 2010, 2009, and 2008, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the withdrawal liability from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

(9) Income and Partnership Taxes:

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of taxes payable by the Partnership's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Partnership's total provision for taxes includes amounts for both the PTP tax and for income taxes on the Partnership's corporate subsidiaries.

The Partnership's 2010 tax provision totals $3.2 million, which consists of a $7.9 million provision for the PTP tax and a $4.7 million benefit for income taxes. This compares to the Partnership's 2009 tax provision of $14.9 million, which consisted of a $7.0 million provision for the PTP tax and a $7.9 million provision for income taxes, and the 2008 tax benefit of $0.9 million, which consisted of an $8.5 million provision for the PTP tax and a $9.4 million benefit for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2010	2009	2008

Domestic	$(28,996)	$19,440	$(16,979)
Foreign	674	30,967	21,750

	$(28,322)	$50,407	$4,771

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2010	2009	2008

Income taxes:
Current federal	$1,174	$3,038	$995
Current state and local	1,748	478	171
Current foreign	6,493	10,068	7,269

Total current	9,415	13,584	8,435

Deferred federal, state and local	(8,399)	(1,827)	(17,107)
Deferred foreign	(5,741)	(3,857)	(720)

Total deferred	(14,140)	(5,684)	(17,827)

	$(4,725)	$7,900	$(9,392)

The provision for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income before provision for income taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2010	2009	2008

Income tax expense based on the U.S. federal statutory tax rate	$(9,913)	$17,643	$1,670
Partnership loss (income) not deductible (includible) from (in) corporate income	3,909	(12,470)	(20,649)
State and local taxes, net of federal income tax benefit	(921)	(444)	(1,907)
Valuation allowance	4,425	7,684	9,333
Impairment of nondeductible goodwill	—	—	6,613
Adjustment of deferred state tax rates	—	—	(1,548)
Benefit of reduced statutory foreign tax rates	—	(4,833)	—
Tax credits	(2,706)	(355)	(833)
Nondeductible expenses and other	481	675	(2,071)

	$(4,725)	$7,900	$(9,392)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009

Deferred tax assets:
Options and deferred compensation	$7,053	$6,925
Accrued expenses	5,132	4,953
Foreign tax credits	42,682	35,874
Tax attribute carryforwards	26,335	20,620
Derivatives	2,536	13,956
Intangibles	5,450	9,465
Other, net	1,714	2,445

Deferred tax assets	90,902	94,238

Valuation allowance	(27,743)	(23,318)

Net deferred tax assets	63,159	70,920

Deferred tax liabilities:
Property	(179,611)	(196,688)
Foreign currency translation	(9,504)	(5,631)

Deferred tax liabilities	(189,115)	(202,319)

Net deferred tax liability	$(125,956)	$(131,399)

As of December 31, 2010, the Partnership had $42.7 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. A $27.7 million valuation allowance has been recorded, $23.3 million in prior years and $4.4 million in 2010, to reflect uncertainties regarding the use of these foreign tax credits before they begin expiring in 2016. The valuation allowance is based on estimates of taxable income and loss from the foreign jurisdictions in which the Partnership operates and the period over which its deferred tax assets will be realized.

Additionally, as of December 31, 2010, the Partnership had $26.3 million of tax attribute carryforwards consisting of alternative minimum tax credits ($1.7 million), general business credits ($6.2 million) and the tax effect of federal and state net operating loss carryforwards ($11.1 million and $7.3 million, respectively). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The federal and state net operating loss carryforwards will begin to expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2009, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($4.8 million tax benefit).

The net current and non-current components of deferred taxes recognized as of December 31, 2010 and 2009 in the consolidated balance sheets are as follows:

(In thousands)	2010	2009

Net current deferred tax asset	$5,874	$6,725
Net non-current deferred tax liability	(131,830)	(138,124)

Net deferred tax liability	$(125,956)	$(131,399)

The net current deferred tax asset amounts are reported as “Current deferred tax asset,” and the net non-current deferred tax liability amounts are reported as “Deferred Tax Liability” in the accompanying consolidated balance sheets.

As of December 31, 2010, the Partnership has recorded deferred tax liabilities of $2.6 million to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has no unrecognized income tax benefits. Further, the Partnership has no tax positions for which it estimates a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. As such, the tax returns of the Partnership are subject to examination by federal, state and local tax authorities. If such examinations result in changes to Partnership allocable taxable income or loss, the tax liability of the partners could be changed accordingly. The U.S. tax return of the Partnership has been examined through December 2003. The U.S. tax return of the Partnership's corporate subsidiaries has been examined through March 1999; the March 2009 tax return is currently under examination. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2007.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$6,303
2012	5,865
2013	5,650
2014	5,476
2015	5,397
Thereafter	22,424
$51,115

Lease expense, which includes short-term rentals for equipment and machinery, for 2010, 2009 and 2008 totaled $9.4 million, $9.6 million and $10.2 million, respectively.

Contingencies
The Partnership is party to a lawsuit with its largest unitholder that alleges, among other things, that the General Partner breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of the General Partner. The Partnership has filed an answer denying the allegations as set forth in the complaint.

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters will have a material effect in the aggregate on the Partnership's financial statements.

In 2009, the Partnership agreed to a $9.0 million settlement of a California class-action lawsuit. The settlement, which was paid in 2010, was recorded as a liability in “Other accrued liabilities” on the December 31, 2009 consolidated balance sheet and recognized as a charge in “Operating expenses” in the 2009 consolidated statement of operations.

(11) Fair Value Measurements:

The FASB's ASC emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the FASB’s ASC establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of liabilities measured at fair value as of December 31, 2010 and 2009 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2010
Interest rate swap agreements (1)	$6,294	$—	$6,294	$—
Interest rate swap agreements (2)	(47,986)	—	(47,986)	—
Cross-currency swap agreements (3)	(54,517)	—	(54,517)	—

Total	$(96,209)	$—	$(96,209)	$—

December 31, 2009
Interest rate swap agreements (3)	$(83,359)	$—	$(83,359)	$—
Cross-currency swap agreements (3)	(46,303)	—	(46,303)	—

Total	$(129,662)	$—	$(129,662)	$—

(1) Included in "Other Assets" on the Consolidated Balance Sheet
(2) Included in "Current derivative liability" on the Consolidated Balance Sheet
(3) Included in "Derivative Liability" on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the derivative liabilities by approximately $3.0 million as of December 31, 2010. The Partnership monitors the credit and non-performance risk associated with its derivative counter-parties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2010.

The table below presents the balances of assets measured at fair value as of December 31, 2010 and 2009 on a non-recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2010
Long-lived fixed assets (1)	$46,276	$—	$—	$46,276
Trade-names (2)	697	—	—	697

Total	$46,973	$—	$—	$46,973

December 31, 2009
Trade-names (2)	$41,635	$—	$—	$41,635

Total	$41,635	$—	$—	$41,635

(1) Included in "Net, Property and Equipment" on the Consolidated Balance Sheet
(2) Included in "Other Intangibles, net" on the Consolidated Balance Sheet

A relief-from-royalty model is used to determine whether the fair value of trade-names exceeds their carrying amount. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.

In 2010, the Partnership concluded based on operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, it recognized $62.0 million of fixed-asset impairment during 2010.

After completing its 2010 and 2009 annual reviews of indefinite-lived intangibles for impairment, the Partnership concluded that a portion of trade-names originally recorded with the PPI acquisition were impaired. As a result, the Partnership recognized approximately $2.3 million and $4.5 million of trade-name impairment during 2010 and 2009, respectively.

(12) Termination of Agreement with Private Equity Firm:

On April 6, 2010, the Partnership and the affiliates of Apollo Global Management (Apollo) mutually terminated the merger agreement originally entered into on December 16, 2009. Consistent with the terms of the agreement, the Partnership paid Apollo $6.5 million to reimburse Apollo for certain expenses incurred in connection with the transaction. In addition, both parties released each other from all obligations with respect to the proposed merger transaction, as well as from any claims arising out of or relating to the merger agreement. The $6.5 million paid to Apollo in April was recognized as a charge to earnings in “Selling, general and administrative” in the second quarter of 2010. The Partnership incurred approximately $10.4 million in costs associated with the terminated merger during 2010, and a total of $16.0 million of costs since the merger was initially announced.
The Partnership remains an independent public company and its units continue to be listed and traded on the New York Stock Exchange under the symbol “FUN.”

(13) Subsequent Event:

On February 25, 2011, the Partnership amended its 2010 Credit Agreement and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which will amortize at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. The amendment also modifies the restricted payment provisions of the 2010 Credit Agreement and includes provisions that allow the Partnership to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are still allowed to be made based on an Excess-Cash-Flow formula, should the Partnership's pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership's internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner's board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2010, the Partnership's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal controls over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio
We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Partnership and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
March 1, 2011

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 32 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement for the annual meeting of limited partner unitholders to be filed within 120 days of the end of our fiscal year (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 23, 2010, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2010.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,623,516	$23.10	2,323,387
Equity compensation plans not approved by unitholders	—	—	—
Total	1,623,516	$23.10	2,323,387
Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for additional information regarding the Partnership's equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Board of Directors,” and “Board Committees.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Independent Registered Public Accounting Firm Services and Fees.”

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

2.1
Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K (File No. 001-09444) filed on April 23, 2004.

2.2
Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on July 7, 2006.

2.3
Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 8-K (File No. 001-09444) filed on July 7, 2006.

2.4
Agreement and Plan of Merger, dated as of December 16, 2009, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 17, 2009.

2.5
Termination and Settlement Agreement among Cedar Fair, L.P. and its affiliates, and the Apollo Parties thereto, dated April 5, 2010. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 6, 2010.

3.1
Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-9444) filed March 23, 2004.

4.1
Rights Agreement between Cedar Fair, L.P. and American Stock Transfer and Trust Co., LLC, dated April 5, 2010. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 6, 2010.

4.2
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of July 29, 2010 (including form of 9.125% Senior Notes due 2018). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 29, 2010.

4.3
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.

10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.

10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.

Exhibit Number	Description

10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.

10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.

10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q filed on August 3, 2007.

10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.

10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2007.
10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.
10.11	Employment Agreement with H. Philip Bender. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 23, 2010.
10.12	Employment Agreement with Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 23, 2010.
10.13
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2007.

10.14
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

10.15	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.
10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.18
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

10.19
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, Keybank National Association, Wells Fargo Bank, N.A., UBS Loan Finance LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, dated July 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 29, 2010.

18	Preferability Letter on Goodwill Accounting Change
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     March 1, 2011            By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard L. Kinzel
Richard L. Kinzel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	President and Chief Executive Officer,	March 1, 2011
	Richard L. Kinzel	Director

/S/	Peter J. Crage	Executive Vice President and Chief Financial Officer	March 1, 2011
	Peter J. Crage	(Principal Financial Officer)

/S/	Brian C. Witherow	Vice President and Corporate Controller	March 1, 2011
	Brian C. Witherow	(Principal Accounting Officer)

/S/	C. Thomas Harvie	Chairman	March 1, 2011
C. Thomas Harvie

/S/	Eric L. Affeldt	Director	March 1, 2011
Eric L. Affeldt

/S/	Darrel D. Anderson	Director	March 1, 2011
Darrel D. Anderson

/S/	Richard S. Ferreira	Director	March 1, 2011
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	March 1, 2011
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	March 1, 2011
David L. Paradeau

/S/	Steven H. Tishman	Director	March 1, 2011
Steven H. Tishman

/S/	John M. Scott III	Director	March 1, 2011
John M. Scott III

ANNUAL REPORT ON FORM 10-K
CEDAR FAIR, L.P.
For the Year Ended December 31, 2010

EXHIBIT INDEX

Exhibit Number	Description	Page

2.1
Asset Purchase Agreement between Cedar Fair, L.P. and Six Flags, Inc., Funtime, Inc., Aurora Campground, Inc., Ohio Campgrounds Inc., and Ohio Hotel LLC, dated April 8, 2004. Incorporated herein by reference to Exhibit 2 to the Registrant's Form 8-K (File No. 001-09444) filed on April 23, 2004.
*
2.2
Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated May 22, 2006. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on July 7, 2006.
*
2.3
Amendment No. 1 to the Stock Purchase Agreement between Cedar Fair, L.P. and CBS Corporation, dated June 30, 2006. Incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 8-K (File No. 001-09444)filed on July 7, 2006.
*
2.4
Agreement and Plan of Merger, dated as of December 16, 2009, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 17, 2009.
*
2.5
Termination and Settlement Agreement among Cedar Fair, L.P. and its affiliates, and the Apollo Parties thereto, dated April 5, 2010. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 6, 2010.

*
3.1
Fifth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A (File No. 001-09444) filed March 23, 2004.
*
4.1
Rights Agreement between Cedar Fair, L.P. and American Stock Transfer and Trust Co., LLC, dated April 5, 2010. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 6, 2010.

*
4.2
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of July 29, 2010 (including form of 9.125% Senior Notes due 2018). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 29, 2010.

*
4.3
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.

*
10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
*
10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
*
10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
*
10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
*
10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
*
10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.
*
10.7	2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.	*
10.8	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.	*
10.9	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.	*
10.10	Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page

10.11	Employment Agreement with H. Philip Bender. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 23, 2010.	*
10.12	Employment Agreement with Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 23, 2010.	*
10.13
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2007.
		*
10.14
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

		*
10.15	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.	*
10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.18
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

		*
10.19
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, Keybank National Association, Wells Fargo Bank, N.A., UBS Loan Finance LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, dated July 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 29, 2010.

		*
18	Preferability Letter on Goodwill Accounting Change	58
21	Subsidiaries of Cedar Fair, L.P.	59
23	Consent of Independent Registered Public Accounting Firm	60
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	62
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	63
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes, tagged as blocks of text.
		*