Form 10-K/A
period 2010-12-31
CEDAR FAIR L P
filed 2011-04-29
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K / A
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

Number of Depositary Units representing limited partner interests outstanding as of April 27, 2011: 55,345,716

DOCUMENTS INCORPORATED BY REFERENCE
None
************

CEDAR FAIR, L.P.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the "Amendment" or the "Form 10-K/A") amends the Annual Report on Form 10-K of Cedar Fair, L.P. ("Cedar Fair" or the "Partnership") for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 1, 2011 (the "Original Form 10-K"). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Partnership will not be incorporating by reference to a definitive proxy statement. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Parts III and IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” of the Original Form 10-K.

A. Identification of Directors:

The Board of Directors of Cedar Fair Management, Inc. (“CFMI”) is comprised of nine directors (the “Board”). The Directors are divided into three classes, Class I, Class II, and Class III, each of which currently consists of three Directors. The term of each Director in each respective Class expires in the year noted below when the Director's successor is duly elected and qualified.

The size of the Board was increased to nine Directors by the appointment of Eric L. Affeldt and John M. Scott III as Directors immediately following the 2010 Annual Meeting on June 7, 2010. Cedar Fair has agreed to reduce the number of Directors on its Board back to seven by its 2011 Annual Meeting.

Set forth below is biographical and other information about the Directors, including information concerning the particular experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee and the Board to determine that each should serve as a Director.
Class III Directors serving until 2011:

Darrel D. Anderson, age 66, is currently involved with the management of private investments. He was a general partner of Knott's Berry Farm, Orange County, California's oldest theme amusement park, from 1960 to 1998 and served as chairman of the Knott family board. He is currently a director and chairman of the board of Olive Crest Treatment Centers, the largest provider of residential services for abused children in southern California. He is also Secretary and member of the board and executive committee of Think Together. Think Together is the fastest growing extended day provider to more than 240 schools throughout southern California providing services to over 70,000 children. He is a member of the Audit Committee of CFMI and has been a director since 2004. Mr. Anderson's prior involvement in managing Knott's Berry Farm, one of our largest parks, as well as his experience serving on boards of directors and audit committees give him the skills and qualifications to serve as a Director.

Richard S. Ferreira, age 70, is a retired executive vice president, chief financial officer and Board member of Golf Hosts, Inc., an SEC-reporting company that developed and managed nationally recognized resorts in Colorado and Florida. Mr. Ferreira was associated with Golf Hosts, Inc. for more than 27 years. He also has 17 years of experience as a prior board member of several regional banks. Mr. Ferreira is Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee of CFMI and has been a Director since 1997. Mr. Ferreira's experience as an executive vice president, chief financial officer and board member of Golf Hosts, Inc. brings important knowledge of the resort and entertainment industry, valuable business and management insights and financial expertise to the Board. Through his thirteen years of service on the Board, Mr. Ferreira has extensive knowledge of the Partnership.

David L. Paradeau, age 68, is the owner of D.L. Paradeau Marketing, a consulting firm. He is also the past owner and chief executive officer of Minnesota Zephyr Limited and the Stillwater Grill in Stillwater, Minnesota. Mr. Paradeau was the founder and creator of that railroad dining and entertainment attraction, which was established in 1986 and closed in 2008. He has 45 years of experience in marketing and advertising in the brewing industry and in the amusement and entertainment business, including more than nine years in marketing at Valleyfair in Minneapolis, Minnesota. Mr. Paradeau is a member of the Compensation Committee of CFMI and has been a Director since 2003. Mr. Paradeau is qualified to serve on the Board of Directors primarily as a result of his expertise in marketing and his experience serving as chief executive officer of a dining and entertainment operation.
Class II Directors serving until 2012:
Michael D. Kwiatkowski, age 63, is a real estate agent and has also been a consultant in the food industry since 1996. Prior to that he served as chairman of PCS, which owned and operated a chain of 11 restaurants, from 1986 to 1996. He has more than 30 years of experience in amusement parks and branded restaurant operations. Mr. Kwiatkowski is a member of the Nominating and Corporate Governance Committee and the Audit Committee and chair of the Compensation Committee of CFMI and has been a Director since 2000. Mr. Kwiatkowski is qualified to serve on the Board of Directors primarily as a result of his experience as a consultant and chairman in the food industry, as well as his past experience within the amusement park industry. Mr. Kwiatkowski's experience in owning and managing his own companies brings additional financial knowledge to the Audit Committee.
Steven H. Tishman, age 54, has been a managing director at Rothschild, Inc., in New York, New York, since November 2002. He was a managing director of Robertson Stephens from November 1999 to November 2002, prior to which he was a senior managing director of Bear, Stearns & Co., Inc. Mr. Tishman previously was a director of Odimo, Inc. and Claire's Stores, Inc., publicly traded companies. Mr. Tishman has been a Director since 2003. Mr. Tishman's career as an executive of major financial service firms gives him valuable experience in complex strategic transactions, including financings and mergers and acquisitions. This experience is an important contribution to the knowledge base of the Board and qualifies Mr. Tishman to serve as a Director.

C. Thomas Harvie, age 67, is a retired senior vice president, general counsel and secretary of The Goodyear Tire & Rubber Company, where he had served from 1995 until his retirement in 2009. Prior to that, Mr. Harvie was vice president and associate general counsel at TRW Inc., where he had served since 1976. Mr. Harvie, who has served as a Director since 2008, is Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Mr. Harvie is qualified to serve on the Board of Directors because he brings extensive legal knowledge and expertise to the Board due to his experience counseling publicly traded global corporations. He also provides guidance on regulatory, corporate governance and compliance matters as well as experience in executive compensation matters.
Class I Directors serving until 2013:
Richard L. Kinzel, age 70, has been president and chief executive officer of the Partnership's general partner since 1986 and a member of the Board of Directors since 1986, serving as chairman of the Board from 2003 until January 2011. Mr. Kinzel has been employed by the Partnership or its predecessor since 1972. Mr. Kinzel served on the Advisory Board of KeyCorp, a publicly traded company listed on the New York Stock Exchange, from 1989 to 2008. Mr. Kinzel has 38 years of experience with the Partnership, including many leadership roles in various aspects of the business. This experience and Mr. Kinzel's leadership and management skills provide valuable guidance and operational knowledge to the Board and qualify him to serve on the Board.
Eric L. Affeldt, age 53, has been president and chief executive officer of ClubCorp Inc. since 2006. Prior to joining ClubCorp, he was a principal of KSL Capital Partners, the private equity firm that purchased ClubCorp in 2006. Mr. Affeldt also previously served as president and CEO of KSL's former golf division, KSL Fairways, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California and was a founding partner of KSL Recreation. In addition, he was president of General Aviation Holdings, Inc. Mr. Affeldt is a member of the Audit Committee and the Compensation Committee and has served as a Director since 2010. Mr. Affeldt was appointed as a Director pursuant to the agreement entered into by Cedar Fair with Q Funding III, L.P. and Q4 Funding, L.P. and filed on a Form 8-K with the Securities and Exchange Commission on May 5, 2010. Mr. Affeldt is qualified to serve on the Board of Directors primarily as a result of his experience as president and CEO of a nationally recognized company that conducts business in the entertainment and leisure industry.
John M. Scott, III, age 45, has been president and chief executive officer of Rosewood Hotels & Resorts since 2003. Prior to joining Rosewood Hotels & Resorts, he was the managing director of acquisitions and asset management for Maritz, Wolff & Co., a private equity real estate fund. Mr. Scott began his career with the Interpacific Group where he held senior hotel management positions and in 1994 joined the Walt Disney Company as manager of business development and strategic planning for both Disney Development Company and Walt Disney Attractions groups. Mr. Scott is a member of the Audit Committee and has served as a Director since 2010. Mr. Scott was appointed as a Director pursuant to the agreement entered into by Cedar Fair with Q Funding III, L.P. and Q4 Funding, L.P. and filed on a Form 8-K with the Securities and Exchange Commission on May 5, 2010. Mr. Scott is qualified to serve on the Board of Directors primarily as a result of his experience as president and CEO of a nationally recognized company that conducted business in the hotel industry.

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in the Original Form 10-K under the caption “Supplemental Item. Executive Officers of Cedar Fair” in Item I of Part I and is incorporated herein by reference.
C. Section 16(a) Beneficial Ownership Reporting Compliance:
Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors, and persons who own more than ten percent (10%) of a registered class of Partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent unitholders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) forms they file.
Based solely on a review of Forms 3 and 4 (including amendments to such forms) furnished to the Partnership during 2010 and Forms 5 (including amendments to such forms) furnished with respect to 2010, no Director, officer, or beneficial owner of more than ten percent of the Partnership's outstanding units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2010, except that one Form 4 for Mr. Affeldt involving one transaction was late, and one Form 4 for Mr. Kwiatkowski involving two transactions, was filed late.

D. Code of Ethics:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics, which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Senior Financial Officers. A copy of the Code of Conduct and Ethics is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

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

E. Audit Committee:

The Board of Directors has a standing Audit Committee, which is comprised of Messrs. Anderson, Ferreira, Affeldt and Scott. The Audit Committee is responsible for appointing and meeting with the Partnership's independent registered public accounting firm and for assisting the Board in its oversight of the financial statement reporting, internal audit and risk management functions. The Board has determined that each Committee member is financially literate, and Richard S. Ferreira, the chair of the Committee, is the designated financial expert. The Board has determined that Mr. Ferreira is independent, as defined for Audit Committee members in the listing standards of the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation philosophy and objectives, our methods for determining executive compensation, the elements of executive compensation and the reasons that we have elected to pay these particular elements of compensation. Throughout this Form 10-K/A the individuals listed in the summary compensation table on page 12 are referred to as the “named executive officers.”
Summary
In 2010, we achieved all-time record attendance of 22.8 million visitors and a $61.5 million (7%) increase in consolidated net revenue over 2009 results. Our unit price increased 33% from December 31, 2009 to December 31, 2010, and our parks won multiple Golden Ticket awards from Amusement Today. We also reinstated the quarterly cash distribution to unitholders after successfully refinancing our credit agreement. These results are outstanding when considered against the backdrop of the challenging economic environment in which they were accomplished. In line with our executive compensation program's emphasis on pay for performance, compensation awarded to the named executive officers in 2010 reflected our successful results, including above-target payouts under our annual cash incentive program. In addition, the named executive officers each received grants of time-based phantom unit awards as compensation for their individual achievements, discussed throughout this section, and as a mechanism to encourage these important executives to continue their strong performance for us.
We are well-positioned for sustained, profitable growth, having successfully navigated a period of unprecedented economic distress. Attracting, retaining and grooming a deep and talented management team to lead our company in its pursuit of long-term growth and value creation is a strategic imperative. We promoted three of the named executive officers this year, as part of our ongoing succession planning process. These promotions were the result of these individuals' past contributions to the Partnership and their capacity to make substantial positive contributions in the future, as well as a reflection of the respect they have earned during their tenure with us.
Compensation Philosophy and Objectives
Our compensation program is designed to incentivize our key employees to drive superior results, to give key employees a proprietary and vested interest in our growth and performance, and to enhance our ability to attract and retain exceptional managerial talent upon whom, in large measure, our sustained growth, progress and profitability depend. Our compensation structure rewards both successful individual performance and the consolidated operating results of the Partnership. Our compensation structure and unitholder-approved incentive plan allow us to provide a mix of compensation and give us the flexibility to evolve our compensation philosophy from year to year, as the market, our business or the industry requires.
The objectives of our compensation program are:

•	To provide compensation that motivates, rewards and encourages hard work among employees;

•	To retain those employees with a track record of strong performance;

•	To recruit on a national level the most qualified individuals;

•	To closely align the interests of management with the Partnership's business objectives; and

•	To tie compensation to the achievement of long-term value for all unitholders.

We believe that our compensation levels are effective at retaining our top executives. For example, the five named executive officers have an aggregate of more than 90 years of service with us. Each has held various positions and been elevated within the Partnership. We believe it is important to maintain our ability to recruit, reward and retain key personnel, and we reviewed our compensation levels, benefits and incentive opportunities in 2010 in consultation with Pearl Meyer & Partners so that we can maintain that ability.
The Compensation Committee has reviewed our compensation programs and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. This risk assessment process included a review of the design and operation of our compensation programs, identifying and evaluating situations or compensation elements that may raise material risks, and an evaluation of the controls and processes we have in place to manage those risks. Because we mix different types of compensation, consider various factors in assessing performance and retain, at the Compensation Committee level, discretion in certain compensation matters, we believe that our compensation program provides an effective and appropriate mix of incentives to help ensure the Partnership's performance is focused on long-term value creation and does not encourage our executives to take unreasonable risks with respect to our business.

Determining Executive Compensation
The Board, Compensation Committee and the chief executive officer work together to individualize compensation levels and elements for our executive officers. We combine the compensation elements discussed below in a manner that we believe will optimize the executive's contribution to the Partnership. In general, we work within ranges of base salary commensurate with the executive's scope of responsibilities and use our cash incentive and phantom unit award programs to challenge the executive to achieve superior annual and long-term results for the benefit of the Partnership and its unitholders. We recognize and consider many factors in assessing an individual's value to the Partnership.
We challenge our named executive officers to achieve aggressive budget targets. We provide a potential compensation package that, if performance objectives are met, we believe will reward the executive officer fairly and encourage continued strong performance. Because a portion of this compensation is dependent on performance results, an executive's actual total compensation could vary considerably if we have a year that exceeds or fails to meet expectations. We believe that this is a fair result and appropriately motivates our executives to achieve peak corporate performance over the long term. Those executive officers with expertise that is specific to our amusement park operations and industry will be compensated at levels that we believe are necessary to retain that expertise. Similarly, those executive officers who have a significant positive impact on our operations and performance will be compensated accordingly. The range of targeted compensation is position dependent and may reflect how difficult we believe it would be to replace that particular person.
From time to time, we have consulted nationally recognized independent consulting firms to review and analyze our compensation program, including the compensation levels, the compensation structure and the mix of long-term and short-term compensation for certain of our named executive officers, as compared to compensation of senior management of comparable companies. The Compensation Committee views this as appropriate to ensure it makes informed compensation decisions. The Committee engaged Pearl Meyer & Partners in 2010 to provide information on trends in compensation practices for nine executive-level positions, including the five named executive officer positions. Pearl Meyer did not have a direct role in recommending or determining the amount or form of compensation for our executives. Pearl Meyer compared our pay data (including base salary, target cash incentive and long-term incentive compensation, individually and in the aggregate) against current market data from published and private survey sources as well as 15 peer companies' proxy statements and provided the analysis to the Compensation Committee. The 15 peer companies include: Boyd Gaming Corporation; Ameristar Casinos, Inc.; Madison Square Garden, Inc.; Pinnacle Entertainment, Inc.; Isle of Capri Casinos, Inc.; Six Flags Entertainment Corporation; Life Time Fitness, Inc.; Gaylord Entertainment Co.; Vail Resorts, Inc.; CEC Entertainment, Inc.; International Speedway Corporation; Dreamworks Animation SKG, Inc.; Choice Hotels International, Inc.; Speedway Motorsports, Inc.; and Carmike Cinemas, Inc. The compensation study gave the Committee a general understanding of market practices and market compensation levels in the leisure, hospitality and entertainment industry, and provided a context for making compensation decisions. However, given the unique nature of our business and industry, the Committee believes that benchmarking the compensation of our named executive officers against that of our peer companies is only one of several tools in determining compensation.
Although our Board makes the final compensation decisions for the named executive officers, the process of determining compensation is a collaborative process between the Board, Compensation Committee and the chief executive officer. Our chief executive officer dedicates time annually to review all of his direct reports, including the other named executive officers, as well as all of the park general managers. He reviews each individual against budget targets (for the named executive officers), operational targets (for park managers) and individual performance objectives established before the operating season begins (where applicable) and makes recommendations to the Compensation Committee or Board regarding the compensation of each individual. The Committee or Board then makes compensation determinations and has discretion to modify the chief executive officer's recommendations to higher or lower levels when determined to be appropriate. Decisions regarding the chief executive officer's compensation are made by the Compensation Committee, together with the Board of Directors, based upon its review of his performance and the Partnership's performance.
Our Partnership budget and park budgets for the current fiscal year are approved by the Board in early March, prior to the beginning of the operating season. At that time, the Board also approves the target cash incentive award that can be earned by each named executive officer for the year. The target cash incentive award is stated as a percentage of base salary, is determined at the Compensation Committee's or Board's discretion upon the recommendation of the chief executive officer and correlates to the overall compensation plan for that individual. In past years, the Compensation Committee has also established performance targets for long-term incentive award grants at the March meeting. However, in March 2010, we were party to a merger agreement with affiliates of Apollo Global Management, and due to restrictions imposed by that agreement, we did not make performance-based incentive unit awards in March 2010. Rather, the Committee made time-based phantom unit grants in October 2010 to the named executive officers based on the Partnership's performance during the operating season. For additional details, please see the “Cash Incentive Program” and “Long-Term Incentive Compensation” sections below.
The Board reviews compensation matters after the seasonal parks have closed for the season and the financial results for the season are available. The chief executive officer finalizes his evaluations of the other named executive officers, among others, and prepares recommendations with respect to cash incentive payouts and phantom unit awards for the current year, as well as salary adjustments for the coming year. The chief executive officer generally presents this report to the Compensation Committee and to the Board in October. Based on Partnership performance, park performance and individual performance, the Compensation Committee makes final recommendations with regard to cash incentive payouts, phantom unit awards and any salary adjustments, subject to Board approval.

Elements of 2010 Executive Compensation
Compensation Mix
In light of the objectives and philosophy set forth above, we determined that a mix of the following components of compensation for our named executive officers in 2010 was appropriate:

•	Base salary;

•	Cash incentive compensation;

•	Long-term equity incentive compensation;

•	Retirement benefits; and

•	Perquisites and other welfare benefits.

We balance the total direct compensation for each executive among the above elements in a manner designed to achieve our overall compensation objectives. The table below sets forth for each executive the proportions of his total direct compensation for 2010 represented by certain of the compensation elements. We consider those elements other than retirement-related benefits and benefits generally available to our other employees to be part of “total direct compensation” for these purposes, and we view fixed compensation as comprised of salary and, if their value for 2010 exceeded $10,000, perquisites.
The direct compensation mix for Messrs. Kinzel and Crage, who make business decisions that directly impact our financial results and performance and who have responsibility for our company as a whole, is more heavily weighted towards variable compensation than fixed compensation. Although Messrs. Zimmerman and Bender are executive vice presidents of the Partnership, because their main responsibilities relate to supervising the management of five and six of our parks, respectively, we believe it is appropriate for more of their direct compensation to be in the form of fixed compensation (i.e., salary) and for less of their variable compensation to be in the form of long-term awards than the other executives. Mr. Decker's job responsibilities are unique to our amusement park industry, and he plays a strategic role in our planning and design of the parks. His compensation is therefore more evenly balanced between fixed and direct compensation than the other named executive officers and, because of the long-term impact of his strategic contributions on the Partnership, his long-term variable compensation is more heavily weighted than that of Messrs. Zimmerman and Bender.

Executive Officer	2010 Fixed Compensation	2010 Variable Compensation
	Salary and Perquisites, if applicable	Cash Incentive Award (Short-term; Annual Results)	Unit Awards (Long-term; Delayed Vesting)	Total Variable
Richard L. Kinzel,	31%	33%	36%	69%
President and
Chief Executive Officer
Peter J. Crage,	34%	23%	43%	66%
Executive Vice President
and Chief Financial Officer
Robert A. Decker,	48%	30%	22%	52%
Corporate Vice President -
Planning & Design
H. Philip Bender,	55%	35%	10%	45%
Executive Vice President
Richard A. Zimmerman	62%	27%	11%	38%
Executive Vice President
Base Salary

We use base salaries to provide a guaranteed amount of compensation commensurate with the executive's scope of responsibilities, performance, current compensation levels and career with the Partnership. We do not consider the earnings of prior long-term incentive grants or retirement plans when determining base salary compensation, as awards earned in prior years were earned for prior performance and should not be a factor in current compensation. Base salaries may be adjusted on an annual basis. Messrs. Kinzel, Crage and Decker each have base salaries that are derived from amounts agreed to when we negotiated employment agreements with them in 2007, and Messrs. Bender and Zimmerman have base salaries derived from employment agreements that we entered into with them in 2010. Based on the factors identified above, the Board, or the Compensation Committee, as the case may be, has typically increased on an annual basis the base salary for each of the named executive officers.

2010 Salaries: Although some performance objectives were not achieved in 2009 as a result of the challenging economic and weather conditions, the Compensation Committee recognized that our named executive officers accomplished a number of important objectives that enhanced our 2009 results and positioned the Partnership for long-term value creation. For example, over the course of the year our named executive officers and their teams reduced operating expenses by $27 million from the amount that we budgeted for 2009. In addition, management led initiatives that reduced debt by approximately $110 million and addressed our capital structure by negotiating an amendment to our credit agreement to extend $900 million of our term debt. Finally, our data demonstrates that, while our 2009 results were below the record results we achieved in 2008, we still outperformed our competitors in the amusement park industry during 2009. Given these accomplishments, the Compensation Committee increased the base salary for our named executive officers, though the salary increases for 2010 were proportionately lower than we have traditionally provided in the past.

2011 Salaries: All of our named executive officers received merit increases in base salary for 2011 as indicated in the chart below. The base salary for each named executive officer falls within a range, when considered together with the other elements of compensation, that the chief executive officer and Compensation Committee believes appropriate on an individual basis. Messrs. Crage, Zimmerman and Bender were promoted this year, and the increase in base salary is a reflection of their increased responsibilities. Mr. Crage continues to oversee all financial areas of the Partnership, and now the corporate vice president of administration reports to him, rather than to the chief executive officer. Messrs. Zimmerman and Bender previously served as regional vice presidents, supervising the management of our parks and reporting to the former chief operating officer. Following the departure of the chief operating officer in June 2010, Messrs. Zimmerman and Bender stepped into increased responsibility and now directly report to the chief executive officer. Mr. Kinzel received a raise in salary for 2011 in recognition of his continued efforts to grow our business and continue the development of the management team. We also expect that Mr. Kinzel will be crucial to the successful and fluid transition to a new chief executive officer in 2011. Mr. Decker is the designer and planner for our award winning parks, which earned several top honors at Amusement Today's 2010 Golden Ticket Awards celebration this past year. His merit raise is a recognition of his strategic importance to our company and to the success of our parks.

Executive Officer	2010 Salary	Increase over 2009 Salary	2011 Salary	Increase over 2010 Salary
Kinzel	$1,340,000	3.1%	$1,390,000	3.7%

Crage	$470,000	4.4%	$480,000	2.1%

Decker	$270,000	1.1%	$275,000	1.9%

Bender	$277,000	2.0%	$292,000	5.4%

Zimmerman	$315,500	1.8%	$325,000	3.0%

Cash Incentive Program

Our cash incentive awards provide a component of compensation that is contingent on the achievement of annual performance objectives and is designed to reward achievement of short-term financial and operational goals. In March of each year, the performance objectives are determined for each named executive officer. The performance objectives may be individualized for each position and individual, may be expressed in multiple measures of performance, including individual, business unit, management unit and Partnership performance, and may be weighted differently as between positions and individuals. For 2010, the achievement of budgeted consolidated Adjusted EBITDA was established as the performance objective for all named executive officers. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement. We chose budgeted Adjusted EBITDA as a measure of performance because it tracks core operating performance closely, it crosses geographic and park operating units, it is easy to track and it is reported to our unitholders quarterly. The target budgeted Adjusted EBITDA is generally set to require meaningful year-over-year growth in our business and at a level not to be achieved easily. For example, in a challenging economic environment, an approximately 5.9% increase in budgeted Adjusted EBITDA in 2010 over 2009 results was required to hit the target.

The percentage of base salary that may be earned as a cash incentive for the year also is established in March. The 2010 target award opportunities for the named executive officers, reflected as a percentage of base salary, were as follows: Kinzel 100%; Crage 65%; Decker 60%; Bender 60% and Zimmerman 40%. The target budgeted Adjusted EBITDA for 2010 was approximately $335.1 million. The named executive officers' 2010 award payouts were to be at the percentage of budgeted Adjusted EBITDA achieved, subject to the Compensation Committee's discretion to decrease or increase the award from the amount that would be received based solely on the achievement of the performance objectives. No discretionary increase can result in an award in excess of 150% of the award target. We achieved Adjusted EBITDA of $359.2 million, representing 107% of the target. Based on this high achievement, the cash incentive payouts to each of the named executive officers other than Mr. Decker were at 107% for 2010 of their respective targets and Mr. Decker's cash incentive payout was at 104.3% of target. The Compensation Committee exercised its discretion to slightly reduce Mr. Decker's payout because a new attraction overseen by Mr. Decker did not perform as expected.

The 2010 cash incentive amounts are set forth below:

Executive Officer	2010 Cash Incentive	Cash Incentive as a Percentage of 2010 Salary
Kinzel	$1,433,800	107.0%

Crage	$326,885	69.6%

Decker	$169,007	62.6%

Bender	$177,834	64.2%

Zimmerman	$135,034	42.8%

Long-Term Incentive Compensation
We provide long-term incentive compensation awards to senior management under our 2008 Omnibus Incentive Plan. These long-term incentive awards, together with current fixed and cash incentive compensation, should achieve the total direct compensation level determined by the Board. Our 2008 Omnibus Incentive Plan allows us to grant options, units, unit appreciation rights and other types of performance awards. For the past five years we have relied primarily on our phantom unit grants to provide long-term incentives to our executive officers. We believe that phantom unit awards give key employees a proprietary and vested interest in our growth and performance and align key employees' interests with those of our unitholders, while providing us a cost effective means of compensation.
We granted time-based phantom unit awards in 2010. We believe that the vesting schedule for these awards aids us in retaining executives and motivates superior performance over the long term because the payment of the awards is forfeited if the executive is no longer employed by us as of the vesting date, unless otherwise provided in an employment agreement or grant agreement. Our strong management team possesses vast operations experience and a deep knowledge of our markets and customers and that knowledge is important to our ability to improve results, particularly as we transition the chief executive officer position in 2011. We anticipate that these long-term incentive awards will encourage these executives to remain in our employ for the next several years and motivate them to achieve superior results.
Time-Based Phantom Unit Awards
Time-based phantom unit awards are intended to assist in retaining our executive team in order to accomplish our strategic and long-term objectives. In October 2010, we made time-based phantom unit awards to each named executive officer. These awards will vest and be paid in two equal installments in March 2013 and March 2014, but only if the executive is employed by us as of the vesting date, unless otherwise provided in an employment agreement or grant agreement. These awards accrue additional phantom units from cash distributions and are paid out in the same manner as the performance-based phantom units discussed below. In 2010, the named executive officers received the following time-based phantom unit grants: Kinzel 110,269; Crage 41,351; Zimmerman 3,790; Bender 3,653 and Decker 8,270. These phantom unit grants were compensation for the important roles that the named executive officers played in our 2010 successes, including:

•
Under Mr. Kinzel's leadership, we maintained a strong and distinctive brand known for high-quality, pristine parks that are consistently voted “best in class.” He also led an aggressive marketing campaign leading to an all-time record attendance and Adjusted EBITDA.

•
Mr. Crage led the finance team's efforts to refinance our debt to create a capital structure with a stronger balance sheet and negotiated a credit agreement that allowed the reinstatement of the cash distribution. This increased financial flexibility will allow us to pursue strategic growth opportunities and achieve a sustainable and growing cash distribution.

•
Mr. Decker manages the design and implementation of our investments in trend-setting rides and attractions that lead to increased attendance. In 2010, two new roller coasters made their debuts - Intimidator at Carowinds in Charlotte, NC, and Intimidator 305 at Kings Dominion in Virginia. Both were award winners. We typically debut only one new roller coaster per season, so Mr. Decker's efforts to oversee the debut of two new coasters in 2010 were significant.

•
Messrs. Zimmerman and Bender, as noted above, stepped into expanded management roles including direct supervision of our parks. Their operational expertise and control over park operating costs and budgets brings direct value to the Partnership.

Performance-Based Phantom Unit Awards
Performance-based phantom unit awards are intended to provide rewards for the achievement of established short-term performance objectives. In the past, the Board has approved annual objectives for executives that relate either to park or corporate-level performance or some combination of both in March of the performance year. However, in March 2010, we were party to a merger agreement with affiliates of Apollo Global Management, and due to restrictions imposed by that agreement, we could not make performance-based phantom unit awards.

With respect to awards that are outstanding from prior years, the awards are payable in either cash equivalent, units or a combination of both, as determined by the Board, in two equal installments in the third and fourth years after the grant, to the extent earned on the basis of the performance achieved during the relevant annual period, but only if the executive is employed by us as of the vesting date, unless otherwise provided in an employment agreement, grant agreement or the plan. The phantom unit awards accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on that date. Although the 2008 Omnibus Incentive Plan contains guidelines relative to the percentages that must be achieved and the awards to be granted, the Compensation Committee has the discretion to determine the actual number of phantom units awarded as it deems appropriate.
Change in Control Arrangements
We have a change of control plan in place for certain executives and key employees, and some of our executives (i.e. our named executive officers) are employed under employment agreements that contain change in control provisions. If an executive who would otherwise be covered by the change of control plan has change in control provisions in his employment agreement, then the executive does not participate in the change of control plan while the employment agreement is in effect. The executives who would be covered by the change of control plan (absent a relevant employment agreement) include the chief executive officer, the chief operating officer, the chief financial officer and the corporate vice president-planning & design. Our Board of Directors also has discretion to add other key executive employees to the plan.
During 2007, we entered into amended and restated employment agreements with Messrs. Kinzel, Crage and Decker, each of which provides for certain benefits in change in control situations. During 2010, we entered into employment agreements with Messrs. Zimmerman and Bender in light of their increased responsibilities at the Partnership, which agreements also provide for certain benefits in change in control situations. As such, each of our named executive officers would be entitled to the benefits provided for in their respective employment agreements in a change in control situation and would not be entitled to benefits under the change of control plan. In addition, certain of our incentive plans contain change in control provisions. We believe that the change in control provisions help ensure that, if a change in control situation develops, our management team will act in the best interest of unitholders. The agreements that would apply to our named executive officers in a change of control situation are discussed in more detail under “Potential Payments Upon Termination or Change in Control” below.
Retirement Programs
Our named executive officers participate in our tax-qualified Cedar Fair Retirement Savings Plan. This plan, or a similar plan, is available to all of our employees and contains a 401(k) matching program as well as a profit sharing component. The annual amount of the profit sharing contribution is determined at our sole discretion. Our contributions to this plan for our named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table on page 12. In addition, Mr. Kinzel participates in our Amended and Restated Supplemental Retirement Program described on page 18. Additional contributions to this plan were discontinued on May 2004, and we do not intend to have any other executive officers participate in this plan. In February 2008, we adopted the 2008 Supplemental Retirement Plan to provide supplemental retirement benefits to a broader group of executives, which is described on page 18. Messrs. Crage and Decker participate in the plan. Mr. Crage's account was credited with $100,000 for the 2008, 2009, 2010 and 2011 plan years. Mr. Decker's account was credited with $50,000 for the 2008 and 2009 plan years.
Perquisites
We provide perquisites to our named executive officers that we believe are reasonable, competitive and consistent with our overall compensation philosophy. We believe that these benefits generally allow our executives to work more efficiently and represent a small percentage of overall compensation. For example, in 2010 we provided our named executive officers automobile allowances and offered them discounts on Partnership products. Mr. Kinzel also received a gas allowance, an annual physical exam, the premium payment on a life insurance policy, laundry services and dues for one club membership. See footnote (4) to the Summary Compensation Table on page 12 for a discussion of when the value of perquisites is reported in that table.

SUMMARY COMPENSATION TABLE FOR 2010

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2010. The table also summarizes, for each of our named executive officers, the total compensation paid to or earned by the officer for the fiscal years ended December 31, 2009 and 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Unit Awards (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4) (5)	Total
Richard L. Kinzel	2010	$1,340,000	$—	$1,600,000	$—	$1,433,800	$60,039	$53,709	$4,487,548
President and	2009	$1,300,000	$—	$1,500,000	$—	$1,196,000	$58,126	$44,059	$4,098,185
Chief Executive Officer	2008	$1,250,000	$—	$1,500,000	$—	$1,275,000	$87,306	$47,558	$4,159,864
Peter J. Crage	2010	$470,000	$—	$600,000	$—	$326,885	$88,901	$20,869	$1,506,655
Executive Vice President -	2009	$450,000	$—	$574,995	$—	$269,100	$65,556	$20,469	$1,380,120
Finance and Chief Financial	2008	$425,000	$—	$475,000	$—	$281,775	$68,316	$24,504	$1,274,595
Officer
Robert A. Decker	2010	$270,000	$—	$120,000	$—	$169,007	$9,021	$18,689	$586,717
Corporate Vice President -	2009	$267,000	$—	$114,995	$—	$132,646	$34,095	$18,069	$566,805
Planning and Design	2008	$258,000	$—	$130,000	$—	$157,896	$35,143	$24,012	$605,051

H. Phillip Bender	2010	$277,000	$—	$53,000	$—	$177,834	$—	$20,869	$528,703
Executive Vice President	2009	$271,500	$—	$131,004	$—	$146,121	$—	$32,454	$581,079
	2008	$262,500	$—	$131,000	$—	$155,401	$—	$25,189	$574,090

Richard A. Zimmerman	2010	$315,500	$—	$55,000	$—	$135,034	$—	$20,869	$526,403
Executive Vice President	2009	$310,000	$—	$150,003	$—	$111,228	$—	$20,469	$591,700
	2008	$300,000	$—	$150,000	$—	$114,800	$—	$15,887	$580,687

(1)    The amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of phantom unit awards granted during the fiscal year ended December 31, 2010, 2009 or 2008, as applicable, pursuant to the 2008 Omnibus Incentive Plan. The amounts in column (e) also reflect, for Messrs. Bender and Zimmerman, the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of performance awards granted during the fiscal years ended December 31, 2009 and 2008 pursuant to the 2008 Omnibus Incentive Plan based on the maximum potential payout under the established performance targets. Assumptions used in the calculation of these amounts are discussed in Note 7 to the Partnership's audited financial statements for the fiscal year ended December 31, 2010, included in the Original Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
(2)    The amounts in column (g) reflect cash incentive awards to each of the named executive officers for 2010, 2009 and 2008. See the discussion under “Cash Incentive Program Awards” on page 14 for additional information.

(3)    The amounts in column (h) reflect the aggregate positive change in actuarial present value of the officer's accumulated benefits from the prior year under the Amended and Restated Supplemental Retirement Program or the 2008 Supplemental Retirement Plan which are discussed on page 18 under the heading “Retirement Programs.”
(4)    The amounts shown in column (i) reflect, for each named executive officer, 401(k) matching contributions of 3% of pay and profit sharing contributions of 4% of pay up to the respective limitations imposed under rules of the Internal Revenue Service. The 2010 profit sharing contributions for each named executive officer were approximately $13,519. The amounts in column (i) also reflect, for each named executive officer for whom the total value of perquisites received in a given year was at least $10,000, the aggregate value of perquisites received in that year. The 2008 amount shown in column (i) for Mr. Crage includes perquisites received that year that in the aggregate were less than $10,000. The 2010 amount shown in column (i) for Mr. Kinzel includes the aggregate value of the following types of perquisites: automobile and gas allowance; club dues; discounts on Partnership products and services; laundry services; and life insurance premiums and an annual physical exam provided to Mr. Kinzel pursuant to his employment contract more fully described under the heading “Employment Agreements.” For additional discussion of contributions that we make for our named executive officers under our Retirement Savings Plan and of perquisites we provide our named executive officers, see “Compensation Discussion and Analysis - Elements of 2010 Executive Compensation - Retirement Programs” and “Compensation Discussion and Analysis - Elements of 2010 Executive Compensation - Perquisites.”

(5)    The value attributable to the personal use of company-provided automobiles (calculated in accordance with Internal Revenue Service guidelines) is included as compensation on the W-2 of named executive officers who receive such benefits. This value is included in column (i) for each named executive officer for whom the total value of perquisites for the year was $10,000 or more. Each named executive officer is responsible for paying income tax on such amount.

GRANTS OF PLAN BASED AWARDS TABLE FOR 2010

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Unit and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kinzel	10/28/10	$—	$—	$—	—	—	—	110,269	(2)	—	$—	$1,600,000
	—	$—	$1,340,000	$—	—	—	—	—		—	$—	$—

Crage	10/28/10	$—	$—	$—	—	—	—	41,351	(2)	—	$—	$600,000
	—	$—	$305,500	$—	—	—	—	—		—	$—	$—

Decker	10/28/10	$—	$—	$—	—	—	—	8,270	(2)	—	$—	$120,000
	—	$—	$162,000	$—	—	—	—	—		—	$—	$—

Bender	10/28/10	$—	$—	$—	—	—	—	3,653	(2)	—	$—	$53,000
	—	$—	$166,200	$—	—	—	—	—		—	$—	$—

Zimmerman	10/28/10	$—	$—	$—	—	—	—	3,790	(2)	—	$—	$55,000
	—	$—	$126,200	$—	—	—	—	—		—	$—	$—

(1)
These columns show possible payouts for each named executive officer under 2010 cash incentive awards that were based on the achievement of the consolidated performance measure established in March 2010. The target award opportunity for each named executive officer, assuming achievement of budgeted Adjusted EBITDA, is set forth in column (d). As payouts for these awards were to be at the percentage of budgeted Adjusted EBITDA achieved, subject to the Compensation Committee's discretion under the plan as to payouts, there were no thresholds or maximums associated with these awards. Detail regarding actual amounts paid with respect to these awards is reported in column (g) of the Summary Compensation Table for 2010 for each named executive officer and is provided in the Compensation Discussion and Analysis.

(2)
Amounts reflect time-based phantom units granted under the 2008 Omnibus Incentive Plan. These awards will be payable in cash equivalent or units, or a combination of both, as determined by the Compensation Committee, in March 2013 and March 2014.

NARRATIVE TO SUMMARY COMPENSATION AND GRANTS OF PLAN BASED AWARDS TABLES

Described below is a summary of the terms and conditions of the employment agreements that we have with our named executive officers as well as the programs under which the compensation reflected in the tables was awarded.
Employment Agreements
On July 20, 2007, we entered into amended and restated employment agreements with Messrs. Kinzel, Crage, and Decker. These agreements amend and supersede the previous employment agreements between us and the executive officers that were entered into on December 12, 2006. The amended and restated employment agreements were updated to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and to include change in control provisions with a related tax gross-up. On June 17, 2010, we entered into an employment agreement with Mr. Bender. On June 23, 2010, we entered into an employment agreement with Mr. Zimmerman. Due to the change in control provisions in the employment agreements, Messrs. Kinzel, Crage, Decker, Bender and Zimmerman do not participate in our change in control plan discussed above.

The amended and restated employment agreement with Mr. Kinzel, who is our president and chief executive officer and who served as our Chairman until January 24, 2011, has a term expiring January 2, 2012. The agreement was amended January 24, 2011 to reflect Mr. Kinzel's consent to relinquish his position as Chairman. Pursuant to the agreement, Mr. Kinzel receives an annual base salary of not less than $1.2 million per year. In addition, he is entitled to participate in our welfare benefit programs and various incentive compensation plans on terms no less favorable than provided to our other senior managers and/or officers. We purchased a $2 million term life insurance policy for Mr. Kinzel that will remain in effect through July 23, 2018, whether or not he is employed by us. Mr. Kinzel will continue as a director of the Board until at least December 30, 2014, provided he is elected to the Board. The agreement contains non-solicitation and non-competition provisions.
The amended and restated employment agreement with Peter J. Crage, our executive vice president and chief financial officer, was automatically renewed on December 1, 2010 in accordance with the terms of the agreement. The agreement will renew automatically for a period of two years commencing on December 1, 2012 and on every two-year anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Crage receives an annual base salary of not less than $400,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation and non-competition provisions.
The amended and restated employment agreement with Robert A. Decker, our corporate vice president of planning and design, was automatically renewed on December 1, 2009 in accordance with the terms of the employment agreement. The agreement will renew automatically for a period of eighteen months commencing on June 1, 2011 and on every eighteen-month anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Decker receives an annual base salary of not less than $250,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation and non-competition provisions.
The employment agreement with H. Philip Bender, an executive vice president, took effect on June 17, 2010. The agreement will renew automatically for a period of two years commencing on December 1, 2011 and on every two-year anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Bender receives an annual base salary of not less than $277,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation and non-competition provisions.
The employment agreement with Richard A. Zimmerman, an executive vice president, took effect on June 23, 2010. The agreement will renew automatically for a period of two years commencing on December 1, 2011 and on every two-year anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Zimmerman receives an annual base salary of not less than $315,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation and non-competition provisions.
For a discussion of the benefits that would be provided by the above described agreements in the event of the executive's death, retirement, disability, termination or resignation or upon a change in control, see “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.
Cash Incentive Program Awards
Cash incentive awards for 2010 and 2009 reflected in column (g) of the Summary Compensation Table were made pursuant to our 2008 Omnibus Incentive Plan. For additional detail regarding this program and regarding the 2010 cash incentive awards (including the percentage of 2010 year end salary represented by each executive's 2010 cash incentive award, the percentage of the target award opportunity received by each executive for 2010 and the performance measure for 2010), see “Compensation Discussion and Analysis - Elements of 2010 Executive Compensation - Annual Cash Incentive Program.” Cash incentive awards for 2008 were made pursuant to our Amended and Restated 2000 Senior Executive Management Incentive Plan, which we utilized prior to the unitholders' adoption of the 2008 Omnibus Incentive Plan. Since the unitholders' adoption of the 2008 Omnibus Incentive Plan, we prohibited any further grants under the Amended and Restated 2000 Senior Executive Management Incentive Plan, as the 2008 Omnibus Incentive Plan provides for cash incentive awards.
As all cash incentive awards for the named executive officers for 2010, 2009 and 2008 were tied to the achievement of performance measures and target award opportunities established in March 2010, March 2009 and March 2008, respectively, these awards have been reported in column (g) of the Summary Compensation Table for the applicable year, and the 2010 awards have been reported in column (d) of the Grants of Plan-Based Awards Table for 2010 for each of the named executive officers. With respect to all cash incentive awards reported in column (g) of the Summary Compensation Table, the Compensation Committee has discretion to increase or decrease the awards from the amounts that would be received based solely on the achievement of the performance objectives, but no discretionary increase may result in an award in excess of 150% of the target.

Phantom Unit Awards
In October 2010, October 2009 and October 2008, we granted time-based phantom unit awards to certain executive officers in accordance with our 2008 Omnibus Incentive Plan under the “other unit award” provisions of that plan. The October 2010 phantom unit awards are reflected in the Grants of Plan-Based Awards Table, and the grant date fair value of these awards is included in the 2010 amounts in column (e) of the Summary Compensation Table. The grant date fair value of the 2009 and 2008 time-based phantom unit awards is included in the 2009 or 2008 amount of column (e) of the Summary Compensation Table, as and where applicable. Payouts with respect to the time-based phantom units are subject to the continued employment of the recipient and the passage of time. These time-based phantom units vest and will be payable in cash equivalent, units or a combination of both, as will be determined by the Compensation Committee: for the 2010 awards, 50% in March 2013 and 50% in March 2014; for the 2009 awards, 50% in March 2012 and 50% in March 2013; and for the 2008 awards, 50% in March 2011 and 50% in March 2012. The phantom units accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on such date. If a participant is terminated or resigns prior to any payment under this award, that unpaid amount is forfeited. In the event of death or disability during employment or retirement after age 62, the awards will be paid in a lump sum cash payment within ninety days of the event, subject to compliance with Section 409A of the Code. In the event of a change in control, all restrictions applicable to the time-based phantom unit awards will lapse, and the awards will become fully vested and transferable and will be payable in full.
In March 2009, we granted performance-based phantom unit awards to certain named executive officers under our 2008 Omnibus Incentive Plan. The grant date fair value of the March 2009 phantom unit awards is included in the 2009 amount in column (e) of the Summary Compensation Table, where applicable. The awards were determined by the Compensation Committee and were based on the achievement of annual performance targets and various factors considered by the Compensation Committee. These awards are payable in cash equivalent, units or a combination of both, as determined by the Compensation Committee, 50% in March 2012 and 50% in March 2013. The phantom unit awards accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on such date. If a participant is terminated or resigns prior to any payment of these awards, that unpaid amount is forfeited. In the event of death or disability during employment, actual awards for that year, as well as any unpaid awards for prior years, will be paid in a lump sum cash payment within ninety days of the event, subject to compliance with Section 409A of the Code. In the event of retirement after age 62, actual awards for that year will be prorated and paid, together with any unpaid awards for prior years, in a lump sum cash payment within ninety days of the end of the performance period or retirement date, respectively, subject to compliance with Section 409A of the Code. In the event of a change in control, the percentage of base award for that calendar year will be calculated as if 100% of the target level had been achieved and will be paid in a lump sum cash payment within thirty days following the change of control, subject to compliance with Section 409A of the Code.
Performance Unit Awards
In March 2009 and August 2008, we made multi-year performance unit awards to certain vice presidents and mid-level employees in accordance with the terms of the 2008 Omnibus Incentive Plan. Messrs. Bender and Zimmerman were the only named executive officers to receive such awards. The March 2009 awards are based on the attainment of certain performance targets from 2009 through 2011, and the August 2008 awards are based on the attainment of certain performance targets from June 2008 through 2011. The grant date fair values of these performance awards are reflected in Messrs. Bender's and Zimmerman's 2009 and 2008 amounts reported in Column (e) of the Summary Compensation Table. The amounts in the table reflect the value of the awards at the grant date assuming the highest level of performance is achieved. Messrs. Bender's and Zimmerman's 2009 performance unit awards will vest in the third and fourth year after grant, and their 2008 performance unit awards will vest in the fourth and fifth year after grant, assuming that the applicable performance metrics are achieved and they remain employed. If all performance metrics are met over the three-year period of the 2009 awards, Messrs. Bender and Zimmerman will receive a value equal to 14,556 units and 16,667 units, respectively, payable in cash equivalent, units or a combination of both, as determined by the Compensation Committee. If all performance metrics are met over the three and a half year period of the 2008 awards, Messrs. Bender and Zimmerman will receive a value equal to 5,654 units and 6,474 units, respectively, payable in cash equivalent, units or a combination of both, as determined by the Compensation Committee. If Messrs. Bender or Zimmerman leaves our employment prior to the end of the performance period, their respective performance unit award would be forfeited except in the case of death, disability, or retirement at age 62 or over, in which cases the performance unit award would be prorated and made after the end of the performance period, subject to compliance with Section 409A of the Code. In the event of a change of control, the performance unit awards will be deemed earned and payable in full.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2010

	Option Awards					Unit Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)		Market Value of Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Kinzel	90,000	—	—	$20.60	3/7/11	—		$—	—		—
	150,000	—	—	$24.14	3/7/12	—		$—	—		—
	—	—	—	—	—	27,351	(3)	$414,641	—		—
	—	—	—	—	—	106,669	(4)	$1,617,102	—		—
	—	—	—	—	—	163,684	(5)	$2,481,449	—		—
	—	—	—	—	—	112,140	(6)	$1,700,042	—		—

Crage	—	—	—	—	—	10,197	(3)	$154,587	—		—
	—	—	—	—	—	33,778	(4)	$512,074	—		—
	—	—	—	—	—	62,577	(5)	$948,667	—		—
	—	—	—	—	—	42,053	(6)	$637,523	—		—

Decker	1,000	—	—	$20.70	11/8/11	—		$—	—		—
	10,000	—	—	$24.14	3/7/12	—		$—	—		—
	—	—	—	—	—	2,887	(3)	$43,767	—		—
	—	—	—	—	—	9,245	(4)	$140,154	—		—
	—	—	—	—	—	12,574	(5)	$190,622	—		—
	—	—	—	—	—	8,410	(6)	$127,496	—		—

Bender	1,000	—	—	$20.60	3/7/11	—		$—	—		—
	10,000	—	—	$20.60	3/7/11	—		$—	—		—
	10,000	—	—	$24.14	3/7/12	—		$—	—		—
	—	—	—	—	—	3,715	(6)	$56,319	—		—
	—	—	—	—	—	—		—	20,210	(7)	$306,384	(7)

Zimmerman	—	—	—	—	—	—		$—	—		—
	—	—	—	—	—	3,855	(6)	$58,442	—		—
	—	—	—	—	—	—		—	23,141	(7)	$350,818	(7)

(1)    The amounts include additional units that are credited as a result of the reinvestment of distribution equivalents.
(2)    The market values in this column were calculated by multiplying the closing price of our units as of December 31, 2010 as reported on the NYSE by the number of unvested units.
(3)    These phantom units vest and will be payable either in cash equivalent, units or a combination of both, in March 2011.
(4)    These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2011 and 50% in March 2012.
(5)    Amounts include performance-based phantom units awarded in 2009 and time-based phantom units awarded in 2009, both of which vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2012 and 50% in March 2013.
(6)    These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2013 and 50% in March 2014.

(7)    Amounts include performance units awarded in 2008 and 2009 pursuant to the 2008 Omnibus Incentive Plan that are contingent upon the level of attainment of certain performance targets from June 2008 through 2011 and from 2009 through 2011, respectively. Messrs. Bender and Zimmerman were awarded 5,654 and 6,474 performance units, respectively, in 2008 and 14,556 and 16,667 performance units, respectively, in 2009. The determination of whether and to what extent these performance unit awards are achieved will be made by the Compensation Committee. The amounts set forth in columns (i) and (j) assume that the maximum number of units are awarded. Market value reported in column (j) was calculated by multiplying the closing market price of our units as of December 31, 2010 by the maximum number of units that may be awarded set forth in column (i). The actual number of units awarded vest and will be payable either in cash equivalent, units, or a combination of both, 50% in March 2012 and 50% in March 2013.

OPTION EXERCISES AND UNITS VESTED IN 2010

	Option Awards		Unit Awards (1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Kinzel	—	$—	56,079	$622,750

Crage	—	$—	18,296	$203,185

Decker	—	$—	5,271	$58,537

Bender	16,000	$128,160	—	$—

Zimmerman	—	$—	—	$—

(1)    Reflects the vesting and related value of phantom unit grants made in 2006 and 2007 pursuant to the Amended and Restated Senior Management Long-Term Incentive Compensation Plan, including additional units credited as a result of reinvestment of distribution equivalents.
(2)    The amounts in column (d) reflect the total number of phantom units that vested for each executive in 2010.
(3)     The amount listed for each individual represents the total value of the phantom units that vested in 2010. Of the total phantom units that vested in 2010, Mr. Kinzel received 100% of the value in units, or 56,079 units, and Messrs. Crage and Decker each received 100% of the value in cash.
PENSION BENEFITS FOR 2010

The amounts indicated in the table below represent the December 31, 2010 present value of accumulated benefits payable to each of the named executive officers under the Amended and Restated Supplemental Retirement Program and the 2008 Supplemental Retirement Plan (the “2008 SERP”), as applicable. Mr. Kinzel has reached retirement age under the Amended and Restated Supplemental Retirement Program and has more than 20 years of service. Therefore, if Mr. Kinzel were to retire, he would be entitled to receive the amount indicated below. Because Messrs. Crage and Decker are not yet vested under the 2008 SERP, we have indicated the present value of their accumulated benefits determined using interest rate assumptions consistent with those used in our financial statements.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Cedited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Kinzel	Amended and Restated	38	$1,885,023	$—
	Supplemental Retirement Program

Crage	2008 Supplemental Retirement Plan	8	$222,773	$—

Decker	2008 Supplemental Retirement Plan	11	$78,259	$—

Bender	-	—	$—	$—

Zimmerman	-	—	$—	$—

Amended and Restated Supplemental Retirement Program
Our Amended and Restated Supplemental Retirement Program provides retirement benefits to Mr. Kinzel. Mr. Kinzel has the right to receive cash payments from us upon retirement at age 62 or over, with a minimum of 20 years' service to us. Amounts were allocated in prior years from the general partner fees as approved by the Compensation Committee. No allocations have been made since May 2004. Mr. Kinzel's account accrues interest at the prime rate as established from time to time by our bank. In the event of death, disability or retirement at age 62 or over with 20 years of service, all amounts accrued will vest and become payable. In the event of a change in control, all amounts accrued will vest and fund a trust for the benefit of the participant when the participant retires at age 62 or over, dies or becomes disabled. The accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years. The Amended and Restated Supplemental Retirement Program is not presently open to additional participants, but the 2008 SERP, a description of which follows, is open to additional participants.
2008 Supplemental Retirement Plan
The 2008 SERP provides non-qualified retirement benefits to its participants, who are selected by the Compensation Committee or other committee designated to administer the plan. Plan participants are selected prior to the beginning of a plan year except for 2008, for which year Messrs. Crage and Decker were selected as participants within 30 days of the effective date of the plan. Messrs. Crage and Decker also were designated as participants in the 2008 SERP for the 2009 plan year, and Mr. Crage was designated as a participant in the 2008 SERP for the 2010 and 2011 plan years. Accounts were credited for the 2008, 2009, 2010 and 2011 plan years as described in the Compensation Discussion and Analysis on page 11. Amounts to be credited to participants' accounts are to be made on the basis of base salary except that the amounts credited to accounts during 2008 were prorated as provided in the 2008 SERP. No participant account may be credited more than $100,000 in any plan year, and no more than $250,000 may be credited in the aggregate to all participant accounts in any plan year. The maximum amount that may be credited to all participant accounts during the 2008-2025 time period is $3,350,000. Interest accrues on participants' accounts at the prime rate of our bank, as adjusted each December, and interest accruals will not count towards the preceding limitations on amounts that may be credited under the plan.
Participants who incur a separation from service at age 62 or over before having 20 years of service or who otherwise incur a separation from service, other than as a result of death or disability, forfeit their entire account. In the event of death, disability or separation of service at age 62 or over with at least 20 years of service, all amounts accrued to a participant's account will vest and become payable. In the event of a change in control, all amounts accrued will vest and fund a trust for the benefit of the participant once the participant retires at age 62 or over, dies or becomes disabled. The plan generally provides for the distribution of the accrued balance as a lump sum amount and specifies the time for distribution. Participants may elect to receive the lump sum at a different time or to receive the accrued balance in a number of future payments over a specified period if certain conditions are satisfied. In general, the delay elected by a participant may not exceed 10 years or 5 years depending on when the distribution election is made.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We maintain employment agreements or change in control agreements with all of our named executive officers, and some of the named executive officers also participate in our long-term incentive plans and our supplemental retirement plans. The following summaries describe and quantify the payments that each named executive officer would receive if his employment with us were terminated or if we had a change in control. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the Code. The summaries assume that the termination or change in control occurred on December 31, 2010 and the relevant unit price is the closing market price of our units on the NYSE on December 31, 2010, which was $15.16.
Payments Pursuant to Employment Agreements (other than in connection with a Change in Control)
The following information summarizes payments that our named executive officers will receive in the event of termination with or without cause, death, disability and retirement. For information regarding payments in the event of a change in control, see “Payments Upon a Change in Control” below. For additional information regarding payments in the event of death, disability or retirement, see “Payments Upon Death, Disability or Retirement” below.
Richard L. Kinzel
We have an employment agreement with Mr. Kinzel, our president and chief executive officer. If we terminate Mr. Kinzel's employment for cause, we will not be obligated to make any payment to him other than salary and incentive compensation earned but not yet paid as of the termination date in accordance with the terms of each incentive plan. As defined in his employment agreement, “cause” means (a) conviction of a felony or crime of moral turpitude, (b) failure to perform duties that results in material injury or damage to us, (c) failure to comply with the confidentiality and noncompetition provisions of the agreement, (d) theft, embezzlement or fraud, (e) gross negligence or misconduct relating to our affairs or (f) violation of our policies and procedures related to discrimination or harassment. Mr. Kinzel cannot be terminated for cause if he reasonably and in good faith believed his actions were in our best interests or if he met the standard of conduct for indemnification or reimbursement under our governing documents or the laws of the State of Ohio.
If we terminate Mr. Kinzel's employment other than for cause, Mr. Kinzel will receive a lump-sum payment within twenty business days of termination (or such period of time as may be required by Section 409A of the Code) that consists of (a) his annual base salary earned but unpaid through the date of termination and (b) an amount equal to the present value, using a reasonable interest rate, of his annual base salary on the date of termination and incentive compensation that he would have received had he remained employed for the term of the agreement. The incentive compensation amount will be determined by computing the average incentive compensation that Mr. Kinzel received under the incentive plans during the three years preceding the termination multiplied by the number of years remaining on the employment agreement. In addition, all of Mr. Kinzel's outstanding equity awards, including options and restricted unit awards, will vest and become payable in accordance with the terms of the respective plan and Section 409A. Mr. Kinzel's options will be exercisable until the earlier of the expiration of the option or March 1, 2012. Mr. Kinzel and his spouse will receive lifetime health coverage benefits that, when combined with Medicare, will be substantially similar to the coverage provided to our employees, and any expense for Medicare coverage will be reimbursed by us. We will also maintain the $2 million life insurance policy on Mr. Kinzel's life for the benefit of his designee through July 23, 2018, and Mr. Kinzel will be eligible to participate in our fringe benefit plans and programs on terms no less favorable than provided to our other senior managers and officers through January 2, 2012.
If Mr. Kinzel suffers from a disability, he will receive the same benefits as if he were terminated other than for cause, except that his salary or incentive compensation benefits will be reduced by any payments received by him from any short- or long-term disability plan maintained by us. A disability is defined as a physical or mental illness that renders Mr. Kinzel unable to perform his duties on a full-time basis for a period of six consecutive months as confirmed by a physician selected by us.
If Mr. Kinzel dies during the term of the agreement, Mr. Kinzel's estate will receive all of his compensation earned but not yet paid within ninety days of his death. In addition, all of Mr. Kinzel's outstanding equity awards, including options and restricted unit awards, will vest, and his options will be exercisable until the earlier of the expiration of the option or March 1, 2012. Mr. Kinzel's spouse will receive lifetime health care coverage, including a supplement to Medicare and reimbursement of any expense for Medicare coverage, so that her complete health care coverage is substantially similar to coverage provided to our active employees.
If Mr. Kinzel retires, he and his spouse will receive lifetime health coverage benefits that, when combined with Medicare, will be substantially similar to the coverage provided to our employees, and any expense for Medicare coverage will be reimbursed by us. In addition, all of Mr. Kinzel's outstanding equity awards will vest, and his options will be exercisable until the earlier of the expiration date of the award or 10 years from the date of retirement. All other equity awards will be paid in accordance with the terms of the respective plan and Section 409A.
During the longer of the period during which Mr. Kinzel is receiving benefits and 24 months following the date of termination, he will be subject to a non-competition and a non-solicitation provision. In addition, if Mr. Kinzel is terminated other than for cause, then in order to receive those payments and benefits, Mr. Kinzel must provide a mutually acceptable separation agreement and release.
Peter J. Crage, Robert A. Decker, H. Philip Bender and Richard A. Zimmerman
Each of Messrs. Crage, Decker, Bender and Zimmerman is entitled to certain payments if we terminate his employment other than for cause. As defined in their employment agreements, “cause” means (a) conviction of a felony, (b) failure to perform duties that results in significant injury or damage to us, (c) failure to comply with the confidentiality and noncompetition provisions of the employment agreement, (d) fraud, (e) gross negligence or misconduct relating to our affairs, (f) violation of our policies and procedures related to discrimination or harassment or (g) dishonesty or significant impropriety resulting or intending to result in personal gain to the executive officer at our expense, monetary or otherwise. If the executive officer is terminated for cause, he will receive a lump sum payment on the twentieth business day following termination of his base salary earned but not yet paid as of the date of termination.
If terminated other than for cause, then upon providing a separation and release agreement to us, the executive officer will receive his base salary for the longer of one year or the remaining term of the agreement paid in accordance with our payroll practices. The executive officer will also be entitled to receive medical and dental insurance during the period of time that he receives salary payments.
If the executive officer suffers from a disability, defined as a physical or mental illness that renders him incapable of performing his duties on a full-time basis for six consecutive months, he will receive the same benefits as if he were terminated other than for cause, except that any salary or incentive compensation benefits will be reduced by any payments received from any short- or long-term disability plan maintained by us. If the executive officer dies during the term of his employment agreement, his estate will receive any earned but unpaid compensation and benefits within ninety days of the date of death. We will continue health care coverage for his immediate family for the shorter of 24 months following death or the remainder of the term of the agreement.
Upon termination, Messrs. Crage, Decker, Bender and Zimmerman will be subject to twelve-month non-competition and non-solicitation provisions contained in their employment agreements.
Payments upon Death, Disability or Retirement under our Incentive and Supplemental Retirement Plans
If any named executive officer dies, becomes disabled or retires at age 62 or over while employed by us, any unvested phantom unit awards under our Amended and Restated Senior Management Long-Term Incentive Compensation Plan and any unvested time-based phantom units awarded under our 2008 Omnibus Incentive Plan will be paid in full in a lump sum cash payment within ninety days of the event (or such period of time as required by Section 409A of the Code). In the event of death or disability during employment, actual performance-based phantom unit awards under the 2008 Omnibus Incentive Plan for that year, as well as any unpaid awards for prior years, will be paid in a lump sum cash payment within ninety days of the event (subject to Section 409A). Performance-based phantom unit awards under the 2008 Omnibus Incentive

Plan will be prorated in the event of retirement after age 62 and paid, together with any unpaid such awards for prior years, in a lump sum cash payment within ninety days of the end of the performance period or retirement date, respectively (subject to Section 409A).
In addition, any unvested options held by the executive will vest and become exercisable immediately upon death, disability or retirement at age 62 or over. All amounts accrued under our Amended and Restated Supplemental Retirement Program or our 2008 SERP will also become fully vested and payable upon an executive's death, disability or retirement at age 62 or over with at least 20 years of service. Any cash incentive awards outstanding at the time of death or retirement will be paid on a prorated basis. If Messrs. Zimmerman or Bender dies or becomes disabled while employed by us or retires at age 62 or over from employment with us during the performance period, his performance unit awards under the 2008 Omnibus Incentive Plan will be prorated and paid after the end of the performance period. The named executive officers also will receive payments in these situations as described above under “Payments Pursuant to Employment Agreements (other than in connection with a Change in Control).”
Payments upon a Change in Control under Employment Agreements
In the event of a change in control, Messrs. Kinzel, Crage, Decker, Bender and Zimmerman will receive benefits and payments in accordance with the terms of their employment agreements. Our incentive plans, our Amended and Restated Supplemental Retirement Plan, and our 2008 SERP also contain change-in-control provisions. As discussed above, we amended and restated our plans, supplemental retirement program and employment agreements in 2007 to comply with Section 409A of the Code and to create consistency among the plans and agreements. For example, as amended and restated in 2007, and as provided in connection with adopting our 2008 SERP, our plans and agreements contain the same definitions for “change in control,” “cash compensation,” and other important terms, so that if a change in control occurs under one plan or agreement, it will trigger payment under the other plans and agreements as well.
Each of our incentive plans and employment agreements uses the “change in control” definition provided by Section 409A of the Code. “Change-in-control” events include:

•
a change in ownership of the Partnership which generally would occur when a person or group acquires units representing more than 50 percent of the total fair market value or total voting power of the Partnership;

•
a change in the effective control of the Partnership, which could occur even if a change in ownership has not occurred, and would occur if either (i) a person or group acquires units, all at once or over a period of 12 months, representing 30 percent or more of the total voting power of the Partnership, or (ii) a majority of our directors will have been replaced during a 12-month period by directors not endorsed by a majority of the board before the date of appointment or election; or

•
a change in ownership of a substantial portion of the assets of the Partnership, which would occur if a person or group acquires, all at once or over a period of 12 months, assets from us that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of our assets immediately before the acquisition(s), determined without regard to any liabilities associated with such assets.

Section 409A and its rules contain detailed provisions for determining whether a change-in-control event has occurred. The above descriptions of change-in-control events are general summaries only, and we refer you to Section 409A and its rules for additional detail.
All of our employment agreements and our supplemental retirement plans contain a double trigger change in control provision, which means that two events must occur for a participant to receive payments under the change in control provision. First, a change in control must occur. The second trigger under the employment agreements is that the executive's employment must be terminated within 24 months of the change in control. “Termination” includes involuntary termination of the executive as well as “deemed termination” which occurs if the executive is forced to relocate by more than 35 miles, if he suffers a reduction in base salary or a significant reduction in responsibility or if his position is eliminated. The second trigger under our supplemental retirement plans is the occurrence of a separation from service under the plan. Our incentive plans under which we have awarded phantom units, performance unit awards and unit options contain single trigger change in control provisions.
In each employment agreement, “cash compensation” with respect to any calendar year is defined as (a) the total salary payable, (b) annual cash bonuses earned, even if not paid and (c) with respect to any multi-year bonus, the amount actually paid. Any lump sum payments made pursuant to the employment agreements in connection with a change in control will be paid within sixty days following the termination, subject to the requirements of Section 409A.
Payments of change-in-control amounts or provisions of change-in-control benefits under the employment agreements are conditioned upon the execution and non-revocation of a mutually acceptable separation agreement and release.
Richard L. Kinzel
Pursuant to the terms of Mr. Kinzel's employment agreement, if Mr. Kinzel's employment is terminated (other than for cause) within 24 months of a change in control, Mr. Kinzel will receive:

•
the greater of (A) three times his average annual cash compensation (as defined above), for the three years preceding the year in which the change in control occurred, less US$1; and (B) the sum of: (i) his annual base salary earned but unpaid through the date of termination; (ii) an amount equal to the present value, using a reasonable interest rate, of his annual base salary on the date of termination that he would have received had he remained employed for the term of the employment agreement (which term expires January 2, 2012); (iii) an amount equal to the present value, using a reasonable interest rate of the average incentive compensation that Mr. Kinzel received under the incentive plans during the three years preceding the termination multiplied by the number of years or prorations of years remaining on the employment agreement; and (iv) Mr. Kinzel becoming immediately vested in any award or right, interest or option relating to units awarded pursuant to the incentive plans;

•	lifetime health care coverage, a supplement to Medicare and reimbursement of any expense for Medicare as detailed in the employment agreement for Mr. Kinzel and his spouse;

•	maintenance of a $2 million term life insurance policy on the life of Mr. Kinzel for the benefit of his designee until July 23, 2018;

•
life, disability and accident benefits on terms no less favorable than those provided to our other officers for the longer of (i) the period ending January 2, 2012 or (ii) 3 years, or if shorter, until Mr. Kinzel is re-employed;

•	fringe benefits on terms no less favorable than those received by our other officers until January 2, 2012; and

•	tax gross-up payments to reimburse Mr. Kinzel for any excise taxes he may incur under Sections 280G and 4999 of the Code.

Peter J. Crage, H. Philip Bender and Richard A. Zimmerman
If Mr. Crage's, Bender's, or Zimmerman's employment is terminated (other than for cause) within 24 months of a change in control, each will receive:

•
2.5 times his average annual cash compensation for the 3 years (or such shorter period of time that the executive is employed by us) preceding the year in which the change in control occurred, less US$1;

•
life, disability, accident and health insurance benefits substantially similar to those that were received or entitled to be received prior to termination for the shorter of 30 months or the period until he is re-employed; and

•	tax gross-up payments to reimburse the executive for any excise taxes he may incur under Sections 280G and 4999 of the Code.
Robert A. Decker
If Mr. Decker's employment is terminated (other than for cause) within 24 months of a change in control, he will receive:

•	2 times his average annual cash compensation for the 3 years (or such shorter period of time that he is employed by us) preceding the year in which the change in control occurred, less US$1;

•
life, disability, accident and health insurance benefits substantially similar to those that were received or entitled to be received prior to termination for the shorter of 24 months or the period until he is re-employed; and

•	tax gross-up payments to reimburse him for any excise taxes he may incur under Sections 280G and 4999 of the Code.

Incentive Plan and Supplemental Retirement Plan Payments upon a Change in Control
In addition to the payments and benefits outlined above, our incentive plans and our supplemental retirement plans contain change-in-control provisions that may result in payments to participating named executive officers, summarized below. In the event of a change in control:

•
Unpaid awards from prior years that were made under our Amended and Restated Senior Management Long-Term Incentive Compensation Plan will be paid in a lump sum cash payment within ninety days of the event (or such period of time as may be required by Section 409A of the Code).

•
Grants made under our Amended and Restated 2000 Equity Incentive Plan, including options, unit appreciation rights, restricted units or performance units, will vest, become fully exercisable and be free of all restrictions or limitations. Option holders may elect to “cash out” any options for the difference between the price of the option and the change in control price per unit within 60 days of a change in control.

•
Unless otherwise specified in connection with making a particular award, cash incentive awards made under our 2008 Omnibus Incentive Plan will be deemed to have been earned at 100% of the target level in the year of the change in control and will be paid within 30 days following a change in control.

•
Unless otherwise specified in connection with making a particular award, all long-term incentive awards made under the 2008 Omnibus Incentive Plan (i.e., performance-based phantom unit awards) will be deemed to have been earned at 100% of the target level. All such awards, including any unpaid awards from prior years will be paid in a lump sum cash payment within 30 days of the change in control.

•
Unless otherwise specified in connection with making a particular award, all performance awards made under our 2008 Omnibus Incentive Plan will be deemed to have been earned and payable in full and any other restriction shall lapse. Any such performance awards will be paid within 30 days following a change of control.

•
Unless otherwise specified in connection with making a particular award, all restrictions, limitations and other conditions applicable to any “other unit awards” granted under our 2008 Omnibus Incentive Plan, such as the time-based phantom unit awards granted in October 2008, October 2009, and October 2010, shall lapse and those awards shall become fully vested and transferable. Any such awards will be issued, settled or distributed, as applicable within 30 days following a change in control.

•
All amounts accrued by the named executive officers under our Amended and Restated Supplemental Retirement Program and 2008 SERP will vest and be funded in a trust for the benefit of the executive officers when they retire at or after reaching age 62, die, or become disabled, whichever occurs first.

Richard L. Kinzel
The payments that would have been made to Mr. Kinzel upon a termination of his employment or a change in control of the Partnership as of December 31, 2010, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause		Termination Other than For Cause		Normal Retirement		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$51,538		$51,538		$51,538		$51,538		$51,538		$51,538		$51,538

Severance	—		1,260,583		—		1,260,583	(1)	—		—		1,260,583

Incentive compensation	398,650	(2)	2,166,265		398,650	(2)	2,166,265	(1)	398,650	(2)	304,850	(3)	2,471,115	(4)

Unit Options	—		—		—		—		—		—		—

Phantom units	—		6,213,234		6,213,234		6,213,234		6,213,234		6,213,234		6,213,234

Supplemental retirement	1,885,023		1,885,023		1,885,023		1,885,023		1,885,023		—	(5)	1,885,023

Benefits

Health benefits	—		180,448	(6)	180,448	(6)	180,448	(6)	104,125		—		180,448	(6)

Disability and accident benefits	—		—		—		—		—		—		2,054

Life insurance	—		52,058		—		52,058		2,000,000	(7)	—		52,058

Fringe Benefits	—		8,561		—		8,561		—		—		8,561

Tax gross-up	—		—		—		—		—		—		—

Totals	$2,335,211		$11,817,710		$8,728,893		$11,817,710		$10,652,570		$6,569,622		$12,124,614

(1)	This payment will be decreased by any payments or benefits that Mr. Kinzel receives as a result of long-term or short-term disability plans maintained by the Partnership.

(2)	Amount excludes portion of 2010 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2010 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)	The portion of this amount that relates to the 2010 cash incentive award represents payout at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(5)
Upon a change in control, Mr. Kinzel's supplemental retirement account will be funded in a trust for his benefit when he retires at or after reaching age 62, dies or becomes disabled, whichever occurs first.

(6)	This payment will be decreased by any benefits that Mr. Kinzel receives under Medicare.

(7)	Amount represents proceeds paid out under a life insurance policy purchased by the Partnership for Mr. Kinzel.

Peter J. Crage
The payments that would have been made to Mr. Crage upon a termination of his employment or a change in control of the Partnership as of December 31, 2010, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$18,077	$18,077	$18,077		$18,077		$18,077		$18,077

Severance	—	900,833	900,833	(1)	—		—		1,736,062

Incentive compensation	—	—	—		90,886	(2)	69,501	(3)	69,501	(3)

Unit Options	—	—	—		—		—		—

Phantom units	—	—	2,252,851		2,252,851		2,252,851		2,252,851

Supplemental retirement	—	—	222,773		222,773		—	(4)	222,773

Benefits

Health benefits	—	23,916	23,916		23,916		—		31,195

Disability and accident benefits	—	—	—		—		—		1,838

Life insurance	—	—	—		—		—		720

Tax gross-up	—	—	—		—		—		1,001,909

Totals	$18,077	$942,826	$3,418,450		$2,608,503		$2,340,429		$5,334,926

(1)	This payment will be decreased by any payments or benefits that Mr. Crage receives as a result of long-term or short-term disability plans maintained by the Partnership.

(2)	Amount excludes portion of 2010 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2010 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
Upon a change in control, Mr. Crage's supplemental retirement account will vest and be funded in a trust for his benefit when he retires at or after reaching age 62, dies or becomes disabled, whichever occurs first.

Robert A. Decker
The payments that would have been made to Mr. Decker upon a termination of his employment or a change in control of the Partnership as of December 31, 2010, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$10,385	$10,385	$10,385		$10,385		$10,385		$10,385

Severance	—	270,000	270,000	(1)	—		—		819,185

Incentive compensation	—	—	—		50,544	(2)	43,538	(3)	43,538	(3)

Unit Options	—	—	—		—		—		—

Phantom units	—	—	502,039		502,039		502,039		502,039

Supplemental retirement	—	—	78,259		78,259		—	(4)	78,259

Benefits

Health benefits	—	12,478	12,478		5,199		—		24,956

Disability and accident benefits	—	—	—		—		—		1,470

Life insurance	—	—	—		—		—		576

Tax gross-up	—	—	—		—		—		—

Totals	$10,385	$292,863	$873,161		$646,426		$555,962		$1,480,408

(1)	This payment will be decreased by any payments or benefits that Mr. Decker receives as a result of long-term or short-term disability plans maintained by the Partnership.

(2)	Amount excludes portion of 2010 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2010 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
Upon a change in control, Mr. Decker's supplemental retirement account will vest and be funded in a trust for his benefit when he retires at or after reaching age 62, dies or becomes disabled, whichever occurs first.

H. Philip Bender
The payments that would have been made to Mr. Bender upon a termination of his employment or a change in control of the Partnership as of December 31, 2010, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$10,654	$10,654	$10,654		$10,654		$10,654		$10,654

Severance	—	277,000	277,000	(1)	—		—		1,028,974

Incentive compensation	—	—	—		49,445	(2)	37,811	(3)	37,811	(3)

Unit Options	—	—	—		—		—		—

Phantom units	—	—	56,319		56,319		56,319		56,319

Performance awards	—	—	—	(4)	—	(4)	306,384		306,384

Supplemental retirement	—	—	—		—		—		—

Benefits

Health benefits	—	12,478	12,478		11,438		—		31,195

Disability and accident benefits	—	—	—		—		—		1,838

Life insurance	—	—	—		—		—		720

Tax gross-up	—	—	—		—		—		—

Totals	$10,654	$300,132	$356,451	(5)	$127,856	(5)	$411,168		$1,473,895

(1)	This payment will be decreased by any payments or benefits that Mr. Bender receives as a result of long-term or short-term disability plans maintained by the Partnership.

(2)	Amount excludes portion of 2010 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2010 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Bender had died or had become disabled on December 31, 2010, he would be entitled to receive payments in 2012 and 2013 as provided in his performance unit award as if he were employed on such payment dates. Any such payments would be prorated as of December 31, 2010, the date of death or disability. Any such payments also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the respective performance periods, the maximum value Mr. Bender would receive in these circumstances would be the value of 13,780 units (e.g., the value of 20,210 units, prorated based on the respective performance periods as of December 31, 2010). As Mr. Bender would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Bender of that payment would depend upon the unit price as of the 2012 or 2013 payment date.

(5)
This total does not include any amount that Mr. Bender would receive pursuant to the performance unit awards he was granted in August 2008 and March 2009. Any payment pursuant to that performance unit award would depend on the factors described in the preceding footnote and would increase the total payout reported for this column.

Richard A. Zimmerman
The payments that would have been made to Mr. Zimmerman upon a termination of his employment or a change in control of the Partnership as of December 31, 2010, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$12,135	$12,135	$12,135		$12,135		$12,135		$12,135

Severance	—	315,500	315,500	(1)	—		—		1,036,567

Incentive compensation	—	—	—		37,545	(2)	28,711	(3)	28,711	(3)

Unit Options	—	—	—		—		—		—

Phantom units	—	—	58,442		58,442		58,442		58,442

Performance awards	—	—	—	(4)	—	(4)	350,818		350,818

Supplemental retirement	—	—	—		—		—		—

Benefits

Health benefits	—	12,478	12,478		11,438		—		31,195

Disability and accident benefits	—	—	—		—		—		1,838

Life insurance	—	—	—		—		—		720

Tax gross-up	—	—	—		—		—		427,470

Totals	$12,135	$340,113	$398,555	(5)	$119,560	(5)	$450,106		$1,947,896

(1)	This payment will be decreased by any payments or benefits that Mr. Zimmerman receives as a result of long-term or short-term disability plans maintained by the Partnership.

(2)	Amount excludes portion of 2010 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2010 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Zimmerman had died or had become disabled on December 31, 2010, he would be entitled to receive payments in 2012 and 2013 as provided in his performance unit award as if he were employed on such payment dates. Any such payments would be prorated as of December 31, 2010, the date of death or disability. Any such payments also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the respective performance periods, the maximum value Mr. Zimmerman would receive in these circumstances would be the value of 15,779 units (e.g., the value of 23,141 units, prorated based on the respective performance periods as of December 31, 2010). As Mr. Zimmerman would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Zimmerman of that payment would depend upon the unit price as of the 2012 or 2013 payment date.

(5)
This total does not include any amount that Mr. Zimmerman would receive pursuant to the performance unit award he was granted in August 2008 and March 2009. Any payment pursuant to that performance unit award would depend on the factors described in the preceding footnote and would increase the total payout reported for this column.

DIRECTOR COMPENSATION
The Nominating and Corporate Governance Committee of the Board of Directors recommends the fees paid to Directors and Board Committee members for services in those capacities. The schedule of fees for 2011 is as follows:
1.    For service as a member of the Board, $65,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting, plus $120,000 per annum to be paid in cash, limited partnership units, adjusted for fractional units as needed, or a combination of both;
2.    For service as a Board Committee member, $2,000 per annum (excluding Committee Chairman); and
3.    For service as Chairman of the Board, a fee of $50,000 per annum; for service as Chairman of the Audit Committee of the Board, a fee of $10,000 per annum; for service as the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee, a fee of $5,000 for each per annum; and for service as lead independent Director of the Board, a fee of $10,000 per annum. In light of the appointment of an independent chairman the lead independent director position will be vacated upon the commencement of the 2011 Annual Meeting.
These fees are payable only to non-management Directors. Management Directors receive no additional compensation for service as a Director. All Directors receive reimbursement from the Partnership for reasonable expenses incurred in connection with service in that capacity. Additionally, all Directors are to accumulate 10,000 units within four years of January 1, 2011 for existing Directors and within four years of becoming a Director for future Board members.
Director Compensation for 2010
The table that follows summarizes the compensation paid by the Partnership to non-employee Directors for the fiscal year ended December 31, 2010. The schedule of fees for 2010 was as follows:
1.    For service as a member of the Board, $50,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board, plus $120,000 per annum to be paid in cash, limited partnership units, adjusted for fractional units as needed, or a combination of both;
2.    For service as a Board Committee member, $2,000 per annum (excluding Committee Chairman), plus $250 for attendance at each Committee meeting held on the same date on which the Board of Directors meets and $1,500 for attendance at any additional Committee meeting held on a date other than a date on which the Board of Directors meets; and
3.    For service as lead independent Director of the Board, a fee of $10,000 per annum, for service as Chairman of the Audit Committee of the Board, a fee of $10,000 per annum, and for service as the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee, a fee of $5,000 for each per annum.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash	Unit Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Darrel D. Anderson	$208,000	$—	$—	$—	$—	$—	$208,000
Richard S. Ferreira	$158,247	$60,003	$—	$—	$—	$—	$218,250
C. Thomas Harvie	$87,446	$120,006	$—	$—	$—	$—	$207,452
Michael D. Kwiatkowski	$224,115	$—	$—	$—	$—	$—	$224,115
David L. Paradeau	$203,298	$—	$—	$—	$—	$—	$203,298
Steven H. Tishman	$198,500	$—	$—	$—	$—	$—	$198,500
Eric L. Affeldt	$111,385	$—	$—	$—	$—	$—	$111,385
John M. Scott III	$107,000	$—	$—	$—	$—	$—	$107,000

(1)
Richard L. Kinzel, the Partnership's President and Chief Executive Officer, is not included in this table as he is an employee of the Partnership and thus receives no compensation for his service as a Director. The compensation received by Mr. Kinzel as an employee of the Partnership is shown in the Summary Compensation Table on page 12.

(2)
As of December 31, 2010, each non-employee Director had the following number of options outstanding: Mr. Anderson, -0-; Mr. Ferreira, 400; Mr. Harvie, -0-; Mr. Kwiatkowski, -0-; Mr. Paradeau, 400; Mr. Tishman, -0-; Mr. Affeldt, -0-; and Mr. Scott, -0

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership's proxy statement and the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Michael D. Kwiatkowski, Chairman
Eric Affeldt
C. Thomas Harvie
David Paradeau
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of our Directors who served on the Compensation Committee during 2010 was a current or former officer or an employee of the Partnership or had any relationship with us that would be required to be disclosed by us under applicable related party requirements. There are no interlocking relationships between the Partnership's executive officers or Directors and the board or compensation committee of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth the number of Partnership units beneficially owned by each of the Partnership's directors, each of the named executive officers, all current directors and executive officers as a group, and by each person known by the Partnership to own 5% or more of its units as of April 27, 2011.
Directors and Executive Officers

	Amount and Nature of Beneficial Ownership
	Beneficial		Investment Power		Voting Power		Percentage
Name of Beneficial Owner	Ownership		Sole	Shared	Sole	Shared	of Units (1)

Richard L. Kinzel	1,532,798	(2)	1,485,071	47,727	1,485,071	47,727	2.8%
Peter J. Crage	12,692		12,692	—	12,692	—	*
Robert A. Decker	19,716	(3)	19,716	—	19,716	—	*
Richard A. Zimmerman	10,000		10,000	—	10,000	—	*
H. Philip Bender	37,538	(4)	37,538	—	37,538	—	*
Darrel D. Anderson	19,890		19,890	—	19,890	—	*
Richard S. Ferreira	30,008	(5)	25,913	4,095	25,913	4,095	*
Michael D. Kwiatkowski	3,790		3,790	—	3,790	—	*
David L. Paradeau	7,838	(6)	7,838	—	7,838	—	*
Steven H. Tishman	42,266		42,266	—	42,266	—	*
C. Thomas Harvie	17,680		17,680	—	17,680	—	*
Eric L. Affeldt	13,000		13,000	—	13,000	—	*
John M. Scott III	5,000		5,000	—	5,000	—	*
All Directors and executive officers as a group (18 individuals) (7)	1,781,301		1,728,166	53,135	1,728,166	53,135	3.2%

*    Less than one percent of outstanding units.
(1)    Each beneficial owner's ownership percentage has been calculated assuming full exercise of outstanding options to purchase units, if any, exercisable by such owner within 60 days after April 27, 2011, but no exercise of outstanding options covering units held by any other person. The ownership percentage of the Directors and executive officers as a group has been calculated assuming full exercise of outstanding options that the Directors and executive officers as a group have the right to exercise within 60 days after April 27, 2011, but no exercise of outstanding options covering units held by anyone outside that group.
(2)    Consists of 1,485,071 units as to which Mr. Kinzel has sole voting and investment power (which includes 1,335,071 units beneficially owned as of April 27, 2011 and 150,000 units that Mr. Kinzel has the right to acquire within 60 days of April 27, 2011 through the exercise of options); and 47,727 units for which he has shared voting and investment power.
(3)    Consists of 8,716 units beneficially owned by Mr. Decker as of April 27, 2011 and 11,000 units that he has the right to acquire within 60 days after April 27, 2011 through the exercise of options, as to all of which Mr. Decker has sole voting and investment power.
(4)    Consists of 27,538 units beneficially owned by Mr. Bender as of April 27, 2011 and 10,000 units that he has the right to acquire within 60 days after April 27, 2011 through the exercise of options, as to all of which Mr. Bender has sole voting and investment power.
(5)    Consists of 25,913 units as to which Mr. Ferreira has sole voting and investment power (including 25,513 units beneficially owned as of April 27, 2011 and 400 units that he has the right to acquire within 60 days after April 27, 2011 through the exercise of options); and 4,095 units for which he has shared voting and investment power.
(6)    Consists of 7,438 units beneficially owned by Mr. Paradeau as of April 27, 2011 and 400 units that he has the right to acquire within 60 days after April 27, 2011 through the exercise of options, as to all of which Mr. Paradeau has sole voting and investment power.
(7)    The unit amounts listed include a total of 178,350 units of limited partner interest which all current directors and executive officers as a group have vested options to acquire within 60 days from April 27, 2011.

5% or Greater Unitholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Units

Q Funding III, L.P. Q4 Funding, L.P. Geoffrey Raynor 301 Commerce Street, Suite 3200 Fort Worth, TX 76102	10,021,418 (1)	18.1%	(1)
Neuberger Berman Group LLC Neuberger Berman LLC 605 Third Avenue New York, NY 10158	7,250,015 (2)	13.1%	(2)

(1)    Based upon a Schedule 13D/A filing on April 21, 2011 by Q Funding III, L.P. (“Q Funding”), Q4 Funding, L.P. ("Q4") and Geoffrey Raynor. On the Schedule 13D/A, Q Funding reported sole voting and dispositive power over 3,683,325 units (or 6.7% of the class), and Q4 reported sole voting and dispositive power over 2,687,276 units (or 4.9% of the class). On the Schedule 13D/A, Mr. Geoffrey Raynor reported sole voting and dispositive power over 10,021,418 units (or 18.1% of the class), which amount was reported to include the units reported as beneficially owned by Q Funding and Q4 and an additional 3,650,817 units held directly and indirectly through entities and trusts for the benefit of Mr. Raynor.
(2)    Based upon a Schedule 13F filing by Neuberger Berman Group LLC and Neuberger Berman LLC (collectively, “NB”) on February 14, 2011. On the Schedule 13F, NB reported sole voting power over 6,060,593 units and reported aggregate beneficial ownership of 7,250,015 units.

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
Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” in the Original Form 10-K for additional information regarding the Partnership's equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard Kinzel’s son, Bart Kinzel, Vice President and General Manager of Carowinds, and son-in-law, Tim Boals, Corporate Vice President—Resale and Sponsorships, are employed by Cedar Fair and received compensation of approximately $358,000 and $368,000, respectively, in 2010. Board member Steven Tishman is a managing director of Rothschild Inc., which served as the co-advisor to the merger agreement entered into with affiliates of Apollo Global Management in December 2009 and terminated during 2010. Rothschild Inc. received a fee of $1.5 million from the Partnership in 2009 for a fairness opinion on the transaction. The Board believes that the fees paid to Rothschild were comparable to those that could have been negotiated with an unrelated third party. There were no other transactions that must be disclosed between the Partnership and our officers, directors or any person related to our officers or directors, or with any holder of more than 5% of the outstanding units, during 2010 and through the date of this Form 10-K/A.

All transactions between CFMI and the Partnership on the one hand, and any officer, director or related party on the other hand, are subject to a specific approval process set forth in CFMI's Corporate Governance Guidelines. Each officer and director is expected to bring any relationship or transaction with the Partnership or CFMI in which he or she has a direct or indirect interest to the attention of the Nominating and Corporate Governance Committee. That Committee reviews the transaction and considers, among other things, whether the transaction impacts the independence of any independent Board member, whether the related party's interest in the transaction is material and whether the terms of the transaction are comparable to those that could be negotiated with an unrelated third party. The Committee, or its Chair if so authorized, may approve the transaction. If the transaction is approved by the Chair, the approval is subject to subsequent ratification by the full Committee. If the transaction involves an amount in excess of $120,000 or if a member of the Nominating and Corporate Governance Committee is a party to or involved in the transaction, then the transaction will be reviewed and, if appropriate, approved by the disinterested members of the Board.

BOARD AND COMMITTEE MEMBER INDEPENDENCE
The Board has affirmatively determined that current Board members Darrel D. Anderson, Richard S. Ferreira, Michael D. Kwiatkowski, David L. Paradeau, C. Thomas Harvie, Eric L. Affeldt, and John M. Scott III meet the independence criteria of the NYSE listing standards. The Board has determined that Mr. Tishman is not independent because his firm, Rothschild, Inc., has served as an adviser to the Partnership in the past and may do so again in the future. Mr. Kinzel is also not independent because he is an executive officer of the Partnership.

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each Committee is composed entirely of independent Directors, as that term is defined in the NYSE listing standards, and each member of the Audit Committee is independent as required under Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate fees billed or expected to be billed for the audit and non-audit services provided to us by our principal accountant during the last two fiscal years are set forth below.
Audit Fees
The Partnership was billed by Deloitte $898,498 and $843,499 for professional services rendered for the 2010 and 2009 audits of the annual financial statements and internal control over financial reporting, the review of the financial statements included in Forms 10-Q, and other services in connection with statutory and regulatory filings.
Audit-Related Fees

The Partnership was billed by Deloitte $288,412 and $66,254 for audit-related fees in 2010 or 2009. Audit-related services principally include due diligence, assurance services that are reasonably related to the performance of the audit or review of the Partnership's financial statements and other attestation services or consultations that are not reported under audit fees.
Tax Fees
In 2010, the Partnership was billed by Deloitte $234,166 and $242,350 in fees for services related to tax compliance and tax planning, respectively.  In 2009, the Partnership was billed by Deloitte $180,154 and $91,842 in fees for services related to tax compliance and tax planning, respectively.
Other Fees
There are no fees for professional services rendered by Deloitte that do not fit within the above category descriptions.
The Audit Committee reviews and pre-approves each audit and non-audit service engagement with the Partnership's independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     April 29, 2011            By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard L. Kinzel
Richard L. Kinzel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard L. Kinzel	President and Chief Executive Officer,	April 29, 2011
	Richard L. Kinzel	Director

/S/	Peter J. Crage	Executive Vice President and Chief Financial Officer	April 29, 2011
	Peter J. Crage	(Principal Financial Officer)

/S/	Brian C. Witherow	Vice President and Corporate Controller	April 29, 2011
	Brian C. Witherow	(Principal Accounting Officer)

/S/	C. Thomas Harvie	Chairman	April 29, 2011
C. Thomas Harvie

/S/	Eric L. Affeldt	Director	April 29, 2011
Eric L. Affeldt

/S/	Darrel D. Anderson	Director	April 29, 2011
Darrel D. Anderson

/S/	Richard S. Ferreira	Director	April 29, 2011
Richard S. Ferreira

/S/	Michael D. Kwiatkowski	Director	April 29, 2011
Michael D. Kwiatkowski

/S/	David L. Paradeau	Director	April 29, 2011
David L. Paradeau

/S/	Steven H. Tishman	Director	April 29, 2011
Steven H. Tishman

/S/	John M. Scott III	Director	April 29, 2011
John M. Scott III

EXHIBIT INDEX

Exhibit Number	Description	Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	36
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37