Form 10-Q
period 2011-03-27
CEDAR FAIR L P
filed 2011-05-06
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of May 1, 2011
Units Representing Limited Partner Interests	55,333,989

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/27/2011	12/31/2010
ASSETS
Current Assets:
Cash and cash equivalents	$7,255	$9,765
Receivables	10,377	12,340
Inventories	42,903	32,142
Current deferred tax asset	14,410	5,874
Prepaid insurance	4,251	5,009
Other current assets	7,278	5,204
	86,474	70,334
Property and Equipment:
Land	311,565	309,980
Land improvements	325,040	324,734
Buildings	576,069	575,725
Rides and equipment	1,400,983	1,398,403
Construction in progress	38,310	16,746
	2,651,967	2,625,588
Less accumulated depreciation	(951,982)	(948,947)
	1,699,985	1,676,641
Goodwill	248,426	246,259
Other Intangibles, net	40,921	40,632
Other Assets	64,837	48,578
	$2,140,643	$2,082,444
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	—
Accounts payable	25,090	10,787
Deferred revenue	45,349	26,328
Accrued interest	15,337	20,409
Accrued taxes	5,042	15,144
Accrued salaries, wages and benefits	26,234	18,220
Self-insurance reserves	20,648	21,487
Current derivative liability	90,758	47,986
Other accrued liabilities	9,858	8,491
	250,116	168,852
Deferred Tax Liability	132,563	131,830
Derivative Liability	—	54,517
Other Liabilities	4,368	10,406
Long-Term Debt:
Revolving credit loans	127,114	23,200
Term debt	1,168,200	1,157,062
Notes	399,531	399,441
	1,694,845	1,579,703
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(2)	(1)
Limited partners, 55,346 and 55,334 units outstanding at March 27, 2011 and December 31, 2010, respectively	76,393	165,555
Accumulated other comprehensive loss	(22,930)	(33,708)
	58,751	137,136
	$2,140,643	$2,082,444

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/27/2011	3/28/2010	3/27/2011	3/28/2010
Net revenues:
Admissions	$10,612	$10,964	$568,410	$533,455
Food, merchandise and games	11,782	11,910	337,228	316,843
Accommodations and other	4,475	4,442	71,507	66,627
	26,869	27,316	977,145	916,925
Costs and expenses:
Cost of food, merchandise and games revenues	4,112	3,881	86,850	84,969
Operating expenses	65,128	62,752	413,778	404,400
Selling, general and administrative	20,915	17,351	137,565	132,260
Depreciation and amortization	3,790	3,889	126,697	132,420
Loss on impairment of goodwill and other intangibles	—	—	2,293	4,500
Loss on impairment / retirement of fixed assets, net	196	—	62,948	214
(Gain) on sale of other assets	—	—	—	(23,098)
	94,141	87,873	830,131	735,665
Operating income (loss)	(67,272)	(60,557)	147,014	181,260
Interest expense	41,112	29,614	161,783	125,418
Net effect of swaps	1,887	7,575	12,506	16,745
Loss on early debt extinguishment	—	—	35,289	—
Unrealized/realized foreign currency (gain) loss	(6,888)	(23)	(27,428)	458
Other (income) expense	908	(35)	(211)	772
Income (loss) before taxes	(104,291)	(97,688)	(34,925)	37,867
Provision (benefit) for taxes	(19,599)	(57,755)	41,401	(10,910)
Net income (loss)	(84,692)	(39,933)	(76,326)	48,777
Net income (loss) allocated to general partner	(1)	—	(1)	—
Net income (loss) allocated to limited partners	$(84,691)	$(39,933)	$(76,325)	$48,777
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,343	55,222	55,332	55,222
Net income (loss) per limited partner unit	$(1.53)	$(0.72)	$(1.38)	$0.88
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,343	55,222	55,332	55,778
Net income (loss) per limited partner unit	$(1.53)	$(0.72)	$(1.38)	$0.87

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE THREE MONTHS ENDED March 27, 2011
(In thousands)

Three months ended
3/27/11
Limited Partnership Units Outstanding
Beginning balance	55,334
Limited partnership unit options exercised	—
Issuance of limited partnership units as compensation	12
55,346
Limited Partners’ Equity
Beginning balance	$165,555
Net income (loss)	(84,691)
Partnership distribution declared ($0.08 per limited partnership unit)	(4,428)
Expense (income) recognized for limited partnership unit options	(228)
Tax effect of units involved in option exercises and treasury unit transactions	5
Issuance of limited partnership units as compensation	180
76,393
General Partner’s Equity
Beginning balance	(1)
Net income (loss)	(1)
(2)
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(4,053)
Current period activity, net of tax ($496)	(1,286)
(5,339)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(29,655)
Current period activity, net of tax ($241)	12,064
(17,591)
(22,930)
Total Partners’ Equity	$58,751
Summary of Comprehensive Income (Loss)
Net income (loss)	$(84,692)
Other comprehensive income	10,778
Total Comprehensive Income (Loss)	$(73,914)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Twelve months ended
	3/27/2011	3/28/2010	3/27/2011	3/28/2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(84,692)	$(39,933)	$(76,326)	$48,777
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Non-cash expense (income)	(1,227)	4,272	107,512	139,969
Loss on early extinguishment of debt	—	—	35,289	—
Loss on impairment of goodwill and other intangibles	—	—	2,293	4,500
Loss on impairment / retirement of fixed assets, net	196	—	62,948	214
(Gain) on sale of other assets	—	—	—	(23,098)
Net effect of swaps	1,887	7,575	12,506	16,745
Net change in working capital	14,072	(42,477)	(3,758)	(971)
Net change in other assets/liabilities	(14,519)	(921)	28,851	(1,372)
Net cash from (for) operating activities	(84,283)	(71,484)	169,315	184,764
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	—	—	53,831
Capital expenditures	(20,303)	(24,945)	(67,064)	(71,569)
Net cash (for) investing activities	(20,303)	(24,945)	(67,064)	(17,738)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	103,914	129,700	(88,887)	67,300
Term debt borrowings	22,938	—	1,197,938	—
Note borrowings	—	—	399,383	—
Term debt payments, including early termination penalties	—	(40,000)	(1,526,890)	(188,329)
Distributions paid to partners	(4,428)	—	(18,261)	(41,402)
Exercise of limited partnership unit options	—	—	7	—
Payment of debt issuance costs	(20,490)	—	(63,754)	(7,694)
Net cash from (for) financing activities	101,934	89,700	(100,464)	(170,125)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	142	175	94	567
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(2,510)	(6,554)	1,881	(2,532)
Balance, beginning of period	9,765	11,928	5,374	7,906
Balance, end of period	$7,255	$5,374	$7,255	$5,374
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$44,672	$24,509	$149,978	$120,047
Interest capitalized	399	797	945	1,851
Cash payments for income taxes	66	2,568	16,572	19,977

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED March 27, 2011 AND March 28, 2010
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 27, 2011 and March 28, 2010 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 27, 2011 include actual 2010 season operating results, they may not be indicative of 2011 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 27, 2011 and March 28, 2010 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2010, which were included in the Form 10-K filed on March 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment / retirement of fixed assets" on the condensed consolidated statement of operations.

(4) Goodwill and Other Intangible Assets:
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
A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 27, 2011 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2010	$326,127	$(79,868)	$246,259
Foreign currency translation	2,167	—	2,167
Balance at March 27, 2011	$328,294	$(79,868)	$248,426

At March 27, 2011 and December 31, 2010, the Partnership’s other intangible assets consisted of the following:

March 27, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$40,534	$—	$40,534
License / franchise agreements	668	291	377
Non-compete agreements	200	190	10
Total other intangible assets	$41,402	$481	$40,921

December 31, 2010
(In thousands)
Other intangible assets:
Trade names	$40,227	$—	$40,227
License / franchise agreements	13,569	13,184	385
Non-compete agreements	200	180	20
Total other intangible assets	$53,996	$13,364	$40,632
Amortization expense of other intangible assets for the three months ended March 27, 2011 and March 28, 2010 was $18,000 and $17,800, respectively. The estimated amortization expense for the remainder of 2011 is $34,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2011 through 2014.

(5) Long-Term Debt:

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement with “Several Lenders” party thereto (“the 2010 Credit Agreement”), which included a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities.

Terms of the 2010 Credit Agreement included a reduction in the Partnership's previous $310 million revolving credit facilities to a combined $260 million facility. Under the 2010 Credit Agreement, the Canadian revolving credit facility had a limit of $15 million. U.S. denominated loans made under the U.S. and Canadian facilities bore interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian facility also bore interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit.

In February 2011, the Partnership amended its 2010 Credit Agreement (“Amended 2010 Credit Agreement”) and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

The Partnership's $405 million of senior unsecured notes pay interest semi-annually in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. Beginning with the third quarter of 2010, this ratio is set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA. As of March 27, 2011, the Partnership’s Consolidated Leverage Ratio was 4.48x, providing $99.9 million of consolidated EBITDA cushion on the ratio. The Partnership was in compliance with all other covenants as of March 27, 2011.

The Amended 2010 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $60 million in 2011 and a minimum of $20 million annually thereafter (plus the Available Amount of Excess Cash Flow as defined in the Amended 2010 Credit Agreement), at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x. Per the terms of the indenture governing the Partnership's notes, the ability to make additional restricted payments in 2011 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.

In addition to the above mentioned covenants and provisions, the 2010 Amended Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.

(6) Derivative Financial Instruments:
Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.
The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. The swap agreements outstanding are set to expire in October 2011. The Partnership has designated all of these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at March 27, 2011 was recorded as a liability of $33.5 million in “Current derivative liability” on the condensed consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, these swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through March 27, 2011. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011 (the original hedge period). The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, of which $22.9 million remained still to be amortized in AOCI as of March 27, 2011.
In 2007, the Partnership entered into two cross-currency swap agreements, which effectively converted $268.7 million of term debt at the time related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $57.3 million at March 27, 2011, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet. As a result of paying down underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $266,000 still remained to be amortized in AOCI as of March 27, 2011.
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the existing swaps, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the Partnership's credit agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the forward-starting swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the forward-starting swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015.
On March 15, 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, will effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The combination of the September 2010 swaps and the new March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. The fair market value of these combination swap agreements at March 27, 2011 was an asset of $3.8 million, which was recorded in “Other Assets” on the condensed consolidated balance sheet. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and booked to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		March 27, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$3,808	$6,294
Interest rate swaps	Current deriviative liability	(33,493)	(47,986)
Total derivatives designated as hedging instruments:		$(29,685)	$(41,692)
Derivatives not designated as hedging instruments:
Cross-currency swaps	Current deriviative liability	$(57,265)	$—
Cross-currency swaps	Derivative Liability	—	(54,517)
Total derivatives not designated as hedging instruments:		$(57,265)	$(54,517)
Net derivative liability		$(86,950)	$(96,209)

The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25% as of March 27, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of March 27, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$257,000	7.31%
	200,000	5.64%	850	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$257,850	7.32%

The following table presents our September 2010 and March 2011 forward-starting fixed-rate combination swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
Total $'s / Average Rate	$600,000	2.46%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	3/27/11	3/28/10		3/27/11	3/28/10		3/27/11	3/28/10
Interest rate swaps	$955	$—	Interest Expense	$—	$—	Net effect of swaps	$14,494	$5,685
Total	$955	$—		$—	$—		$14,494	$5,685

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		3/27/11	3/28/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	(1,812)	(3,650)
		$(5,154)	$(3,650)

(1)	The September 2010 swaps became became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $9.3 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $11.5 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.3 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a charge to earnings for the quarter of $1.9 million recorded in “Net effect of swaps.”

For the period ended March 28, 2010, in addition to the $2.0 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $13.2 million of expense representing the amortization of amounts in Accumulated OCI for the swaps was recorded in “Net effect of swaps” in the condensed consolidated statements of operations. Offsetting the amortization recorded in “Net effect of swaps” was the recognition of a $3.7 million foreign currency gain related to the U.S. dollar denominated Canadian term loan.

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	3/27/11	3/28/10		3/27/11	3/28/10		3/27/11	3/28/10
Interest rate swaps	$7,249	$20,183	Interest Expense	$—	$(29,537)	Net effect of swaps	$44,181	$14,086
Cross-currency swaps (1)	—	(29,437)	Interest Expense	—	(5,788)		N/A	N/A
Total	$7,249	$(9,254)		$—	$(35,325)		$44,181	$14,086

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		3/27/11	3/28/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	(3,918)	(11,344)
		$(7,260)	$(11,344)

(1)	The September 2010 swaps became became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $36.9 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $48.5 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.9 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended March 27, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $12.5 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.
For the twelve month period ending March 28, 2010, in addition to the $2.7 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $30.9 million of expense representing the amortization of amounts in AOCI for the swaps and a $11.5 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended March 28, 2010 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $16.7 million recorded in “Net effect of swaps.”
The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership’s initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its credit agreement.

(7) Fair Value Measurements:
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

The table below presents the balances of assets and liabilities measured at fair value as of March 27, 2011 and December 31, 2010 on a recurring basis:

	Total	Level 1	Level 2	Level 3
March 27, 2011
(In thousands)
Interest rate swap agreements (1)	$3,808	$—	$3,808	$—
Interest rate swap agreements (2)	(33,493)	—	(33,493)	—
Cross-currency swap agreements (2)	(57,265)	—	(57,265)	—
Net derivative liability	$(86,950)	$—	$(86,950)	$—

December 31, 2010
Interest rate swap agreements (1)	$6,294	$—	$6,294	$—
Interest rate swap agreements (2)	(47,986)	—	(47,986)	—
Cross-currency swap agreements (3)	(54,517)	—	(54,517)	—
Net derivative liability	$(96,209)	$—	$(96,209)	$—

(1)	Included in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet

(3)	Included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the net derivative liability by approximately $2.4 million as of March 27, 2011. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at March 27, 2011.

There were no assets measured at fair value on a non-recurring basis at March 27, 2011. The table below presents the balances of assets measured at fair value as of December 31, 2010 on a non-recurring basis:

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

After completing its 2010 annual review of indefinite-lived intangibles for impairment, the Partnership concluded that a portion of trade-names originally recorded with the PPI acquisition were impaired. As a result, the Partnership recognized approximately $2.3 million of trade-name impairment during 2010.
The fair value of our term debt at March 27, 2011 was approximately $1,164.5 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value on our notes at March 27, 2011 was approximately $367.8 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/27/2011	3/28/2010	3/27/2011	3/28/2010
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,343	55,222	55,332	55,222
Effect of dilutive units:
Unit options	—	—	—	53
Phantom units	—	—	—	503
Diluted weighted average units outstanding	55,343	55,222	55,332	55,778
Net income (loss) per unit - basic	$(1.53)	$(0.72)	$(1.38)	$0.88
Net income (loss) per unit - diluted	$(1.53)	$(0.72)	$(1.38)	$0.87

The effect of unit options on the three and twelve months ended March 27, 2011, had they not been out of the money or antidilutive, would have been 79,000 and 250,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three and twelve months ended March 28, 2010, had they not been out of the money or antidilutive, would have been 356,000 and 447,000 units, respectively.

(9) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2011, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

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

In 2009, the Partnership agreed to a $9.0 million settlement of a California class-action lawsuit. The settlement, which was paid in 2010, was recognized as a charge in “Operating expenses” in the consolidated statement of operations for the twelve months ended March 28, 2010.

(11) Termination of Agreement with Private Equity Firm:
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

(12) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 9.125% notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 27, 2011 and December 31, 2010 and for the periods ended March 27, 2011 and March 28, 2010. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and senior secured credit facilities, all outstanding debt has been equally reflected within each co-issuer's March 27, 2011 balance sheet in the accompanying consolidating condensed financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$494	$4,393	$2,368	$—	$7,255
Receivables	4,971	70,218	100,370	480,445	(645,627)	10,377
Inventories	—	3,050	3,478	36,375	—	42,903
Current deferred tax asset	—	10,222	779	3,409	—	14,410
Other current assets	187	3,335	3,340	7,410	(2,743)	11,529
	5,158	87,319	112,360	530,007	(648,370)	86,474
Property and Equipment (net)	476,102	1,078	276,949	945,856	—	1,699,985
Investment in Park	442,520	594,576	118,514	47,212	(1,202,822)	—
Intercompany Note Receivable	—	270,188	20,000	—	(290,188)	—
Goodwill	9,061	—	128,147	111,218	—	248,426
Other Intangibles, net	—	—	18,147	22,774	—	40,921
Deferred Tax Asset	—	44,257	—	—	(44,257)	—
Intercompany Receivable	896,807	1,217,635	1,275,247	—	(3,389,689)	—
Other Assets	32,880	20,549	10,182	1,226	—	64,837
	$1,862,528	$2,235,602	$1,959,546	$1,658,293	$(5,575,326)	$2,140,643
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	$11,800	$11,800	$—	$(23,600)	$11,800
Accounts payable	50,550	321,609	48,631	226,326	(622,026)	25,090
Deferred revenue	—	—	5,518	39,831	—	45,349
Accrued interest	6,969	1,660	6,708	—	—	15,337
Accrued taxes	4,144	170	—	3,471	(2,743)	5,042
Accrued salaries, wages and benefits	—	19,813	912	5,509	—	26,234
Self-insurance reserves	—	3,232	1,569	15,847	—	20,648
Current derivative liability	33,493	—	57,265	—	—	90,758
Other accrued liabilities	1,976	5,366	510	2,006	—	9,858
	108,932	363,650	132,913	292,990	(648,369)	250,116
Deferred Tax Liability	—	—	62,831	113,989	(44,257)	132,563
Other Liabilities	—	4,368	—	—	—	4,368
Intercompany Note Payable	—	20,000	—	270,188	(290,188)	—
Long-Term Debt:
Revolving credit loans	127,114	127,114	127,114	—	(254,228)	127,114
Term debt	1,168,200	1,168,200	1,168,200	—	(2,336,400)	1,168,200
Notes	399,531	399,531	399,531	—	(799,062)	399,531
	1,694,845	1,694,845	1,694,845	—	(3,389,690)	1,694,845

Equity	58,751	152,739	68,957	981,126	(1,202,822)	58,751
	$1,862,528	$2,235,602	$1,959,546	$1,658,293	$(5,575,326)	$2,140,643

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,461	$6,943	$1,361	$—	$9,765
Receivables	—	59,686	94,404	508,676	(650,426)	12,340
Inventories	—	1,732	2,536	27,874	—	32,142
Current deferred tax asset	—	1,686	779	3,409	—	5,874
Other current assets	460	1,242	370	8,141	—	10,213
	460	65,807	105,032	549,461	(650,426)	70,334
Property and Equipment (net)	465,364	1,090	268,258	941,929	—	1,676,641
Investment in Park	504,414	642,278	116,053	60,602	(1,323,347)	—
Intercompany Note Receivable	—	270,188	20,000	—	(290,188)	—
Goodwill	9,061	—	125,979	111,219	—	246,259
Other Intangibles, net	—	—	17,840	22,792	—	40,632
Deferred Tax Asset	—	44,450	—	—	(44,450)	—
Intercompany Receivable	886,883	1,107,030	1,165,493	—	(3,159,406)	—
Other Assets	23,855	13,469	9,998	1,256	—	48,578
	$1,890,037	$2,144,312	$1,828,653	$1,687,259	$(5,467,817)	$2,082,444
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$115,116	$303,387	$22,261	$220,449	$(650,426)	$10,787
Deferred revenue	—	—	3,384	22,944	—	26,328
Accrued interest	4,754	72	15,583	—	—	20,409
Accrued taxes	3,899	2,168	6,200	2,877	—	15,144
Accrued salaries, wages and benefits	—	11,433	1,242	5,545	—	18,220
Self-insurance reserves	—	3,354	1,687	16,446	—	21,487
Current derivative liability	47,986	—	—	—	—	47,986
Other accrued liabilities	1,443	5,831	420	797	—	8,491
	173,198	326,245	50,777	269,058	(650,426)	168,852
Deferred Tax Liability	—	—	62,290	113,990	(44,450)	131,830
Derivative Liability	—	—	54,517	—	—	54,517
Other Liabilities	—	10,406	—	—	—	10,406
Intercompany Note Payable	—	20,000	—	270,188	(290,188)	—
Long-Term Debt:
Revolving credit loans	23,200	23,200	23,200	—	(46,400)	23,200
Term debt	1,157,062	1,157,062	1,157,062	—	(2,314,124)	1,157,062
Notes	399,441	399,441	399,441	—	(798,882)	399,441
	1,579,703	1,579,703	1,579,703	—	(3,159,406)	1,579,703

Equity	137,136	207,958	81,366	1,034,023	(1,323,347)	137,136
	$1,890,037	$2,144,312	$1,828,653	$1,687,259	$(5,467,817)	$2,082,444

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$2,057	$3,653	$863	$26,006	$(5,710)	$26,869
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	4,112	—	4,112
Operating expenses	1,475	18,777	5,617	44,969	(5,710)	65,128
Selling, general and administrative	3,442	14,611	923	1,939	—	20,915
Depreciation and amortization	436	11	—	3,343	—	3,790
Loss on impairment / retirement of fixed assets, net	196	—	—	—	—	196
	5,549	33,399	6,540	54,363	(5,710)	94,141
Operating income (loss)	(3,492)	(29,746)	(5,677)	(28,357)	—	(67,272)
Interest expense (income), net	23,240	2,555	12,320	2,916	—	41,031
Net effect of swaps	(1,101)	1,293	1,695	—	—	1,887
Unrealized / realized foreign currency gain	—	—	(6,888)	—	—	(6,888)
Other (income) expense	1,176	(1,291)	838	266	—	989
(Income) loss from investment in affiliates	57,512	30,561	2,461	12,413	(102,947)	—
Income (loss) before taxes	(84,319)	(62,864)	(16,103)	(43,952)	102,947	(104,291)
Provision (benefit) for taxes	373	(8,722)	(3,683)	(7,567)	—	(19,599)
Net income (loss)	$(84,692)	$(54,142)	$(12,420)	$(36,385)	$102,947	$(84,692)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 28, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$2,228	$4,317	$872	$26,443	$(6,544)	$27,316
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	(4)	3,885	—	3,881
Operating expenses	1,381	18,505	5,719	43,691	(6,544)	62,752
Selling, general and administrative	5,010	8,802	756	2,783	—	17,351
Depreciation and amortization	440	11	—	3,438	—	3,889
	6,831	27,318	6,471	53,797	(6,544)	87,873
Operating income (loss)	(4,603)	(23,001)	(5,599)	(27,354)	—	(60,557)
Interest expense (income), net	16,310	6,543	4,467	2,259	—	29,579
Net effect of swaps	5,785	—	1,790	—	—	7,575
Other (income) expense	187	(1,418)	(23)	1,231	—	(23)
(Income) loss from investment in affiliates	12,648	8,616	—	2,078	(23,342)	—
Income (loss) before taxes	(39,533)	(36,742)	(11,833)	(32,922)	23,342	(97,688)
Provision (benefit) for taxes	400	(27,332)	(9,745)	(21,078)	—	(57,755)
Net income (loss)	$(39,933)	$(9,410)	$(2,088)	$(11,844)	$23,342	$(39,933)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,215	$245,319	$113,504	$863,240	$(381,133)	$977,145
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,921	77,929	—	86,850
Operating expenses	5,628	165,022	42,449	581,812	(381,133)	413,778
Selling, general and administrative	13,525	77,263	11,006	35,771	—	137,565
Depreciation and amortization	35,565	95	16,205	74,832	—	126,697
Loss on impairment of goodwill and other intangibles	—	—	—	2,293	—	2,293
Loss on impairment / retirement of fixed assets, net	928	—	20	62,000	—	62,948
	55,646	242,380	78,601	834,637	(381,133)	830,131
Operating income	80,569	2,939	34,903	28,603	—	147,014
Interest expense (income), net	92,243	27,472	39,688	1,180	—	160,583
Net effect of swaps	3,622	1,293	7,591	—	—	12,506
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency gain	—	(3,079)	(24,349)	—	—	(27,428)
Other (income) expense	1,739	(5,996)	2,649	2,597	—	989
(Income) loss from investment in affiliates	26,470	22,043	4,922	12,522	(65,957)	—
Income (loss) before taxes	(68,336)	(38,794)	(6,056)	12,304	65,957	(34,925)
Provision (benefit) for taxes	7,990	18,290	6,533	8,588	—	41,401
Net income (loss)	$(76,326)	$(57,084)	$(12,589)	$3,716	$65,957	$(76,326)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended March 28, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$123,153	$238,959	$108,273	$808,278	$(361,738)	$916,925
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,425	76,544	—	84,969
Operating expenses	5,198	168,553	39,137	553,250	(361,738)	404,400
Selling, general and administrative	12,832	72,709	10,047	36,672	—	132,260
Depreciation and amortization	35,650	46	14,912	81,812	—	132,420
Loss on impairment of goodwill and other intangibles	—	—	—	4,500	—	4,500
Loss on impairment / retirement of fixed assets, net	176	—	33	5	—	214
(Gain) on sale of other assets	—	—	(23,098)	—	—	(23,098)
	53,856	241,308	49,456	752,783	(361,738)	735,665
Operating income (loss)	69,297	(2,349)	58,817	55,495	—	181,260
Interest expense (income), net	59,973	42,779	19,664	2,942	—	125,358
Net effect of swaps	8,854	—	7,891	—	—	16,745
Other (income) expense	1,609	(7,734)	2,536	4,879	—	1,290
(Income) loss from investment in affiliates	(57,391)	(50,144)	—	(28,582)	136,117	—
Income (loss) before taxes	56,252	12,750	28,726	76,256	(136,117)	37,867
Provision (benefit) for taxes	7,475	(18,630)	403	(158)	—	(10,910)
Net income	$48,777	$31,380	$28,323	$76,414	$(136,117)	$48,777

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$(148,150)	$(49,712)	$(3,276)	$(5,672)	$122,527	$(84,283)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	61,895	47,702	(460)	13,390	(122,527)	—
Capital expenditures	(9,563)	—	(4,029)	(6,711)	—	(20,303)
Net cash from (for) investing activities	52,332	47,702	(4,489)	6,679	(122,527)	(20,303)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	98,800	—	5,114	—	—	103,914
Term debt borrowings	13,246	9,358	334	—	—	22,938
Distributions (paid) received	(4,445)	17	—	—	—	(4,428)
Payment of debt issuance costs	(11,783)	(8,332)	(375)	—	—	(20,490)
Net cash from (for) financing activities	95,818	1,043	5,073	—	—	101,934
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	142	—	—	142
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(967)	(2,550)	1,007	—	(2,510)
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$—	$494	$4,393	$2,368	$—	$7,255

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 28, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$(93,298)	$(40,521)	$(8,786)	$19,753	$51,368	$(71,484)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	11,141	40,949	—	(722)	(51,368)	—
Capital expenditures	(7,543)	—	(1,329)	(16,073)	—	(24,945)
Net cash from (for) investing activities	3,598	40,949	(1,329)	(16,795)	(51,368)	(24,945)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	129,700	—	—	—	—	129,700
Term debt payments, including early termination penalties	(40,000)	—	—	—	—	(40,000)
Net cash from (for) financing activities	89,700	—	—	—	—	89,700
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	175	—	—	175
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	428	(9,940)	2,958	—	(6,554)
Balance, beginning of year	—	1,243	9,947	738	—	11,928
Balance, end of year	$—	$1,671	$7	$3,696	$—	$5,374

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$29,032	$(69,646)	$3,838	$16,315	$189,776	$169,315
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	63,939	227,594	(115,594)	13,837	(189,776)	—
Capital expenditures	(28,185)	—	(10,149)	(28,730)	—	(67,064)
Net cash from (for) investing activities	35,754	227,594	(125,743)	(14,893)	(189,776)	(67,064)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(94,000)	—	5,113	—	—	(88,887)
Term debt borrowings	693,247	489,357	15,334	—	—	1,197,938
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	699,625	(696,875)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,311,464)	(7,327)	(208,099)	—	—	(1,526,890)
Distributions (paid) received	(18,335)	74	—	—	—	(18,261)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(33,859)	(19,608)	(10,287)	—	—	(63,754)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(64,786)	(159,125)	126,197	(2,750)	—	(100,464)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	94	—	—	94
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(1,177)	4,386	(1,328)	—	1,881
Balance, beginning of year	—	1,671	7	3,696	—	5,374
Balance, end of year	$—	$494	$4,393	$2,368	$—	$7,255

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 28, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$167,786	$363,917	$19,806	$(148,398)	$(218,347)	$184,764
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(37,328)	(102,593)	—	(78,426)	218,347	—
Sale of Canadian real estate	—	—	53,831	—	—	53,831
Capital expenditures	(23,327)	—	(2,234)	(46,008)	—	(71,569)
Net cash from (for) investing activities	(60,655)	(102,593)	51,597	(124,434)	218,347	(17,738)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	67,300	—	—	—	—	67,300
Intercompany term debt (payments) receipts	7,250	(280,188)	—	272,938	—	—
Term debt payments, including early termination penalties	(132,315)	—	(56,014)	—	—	(188,329)
Distributions (paid) received	(41,672)	270	—	—	—	(41,402)
Return of capital	—	18,718	(18,718)	—	—	—
Payment of debt issuance costs	(7,694)	—	—	—	—	(7,694)
Net cash from (for) financing activities	(107,131)	(261,200)	(74,732)	272,938	—	(170,125)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	567	—	—	567
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	124	(2,762)	106	—	(2,532)
Balance, beginning of year	—	1,547	2,769	3,590	—	7,906
Balance, end of year	$—	$1,671	$7	$3,696	$—	$5,374

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

Each of our properties is run by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In order to better facilitate discussion of trends in attendance and guest per capita spending than would be possible on a consolidated basis, our eleven amusement parks and six separately gated water parks have been grouped into regional designations. The northern region, which is the largest, includes Cedar Point and the adjacent Soak City water park, Kings Island, Canada's Wonderland, Dorney Park & Wildwater Kingdom, Valleyfair, Geauga Lake's Wildwater Kingdom, Michigan's Adventure and the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio. The southern region includes Kings Dominion, Carowinds, Worlds of Fun and Oceans of Fun. Finally, our western region includes Knott's Berry Farm, California's Great America and the Soak City water parks located in Palm Springs, San Diego and adjacent to Knott's Berry Farm. This region also includes the management contract with Gilroy Gardens Family Theme Park in Gilroy, California.

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
Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•	Property and Equipment

•	Impairment of Long-Lived Assets

•	Goodwill and Other Intangible Assets

•	Self-Insurance Reserves

•	Derivative Financial Instruments

•	Revenue Recognition
In the first quarter of 2011, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Adjusted EBITDA:
We believe that adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Amended 2010 Credit Agreement) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of adjusted EBITDA to net income for the three and twelve-month periods ended March 27, 2011 and March 28, 2010.

	Three months ended		Twelve months ended
	3/27/2011	3/28/2010	3/27/2011	3/28/2010
	(In thousands )
Net income (loss)	$(84,692)	$(39,933)	$(76,326)	$48,777
Interest expense	41,112	29,614	161,783	125,418
Interest (income)	(81)	(35)	(1,200)	(60)
Provision (benefit) for taxes	(19,599)	(57,755)	41,401	(10,910)
Depreciation and amortization	3,790	3,889	126,697	132,420
EBITDA	(59,470)	(64,220)	252,355	295,645
Loss on early extinguishment of debt	—	—	35,289	—
Net effect of swaps	1,887	7,575	12,506	16,745
Unrealized foreign currency (gain) loss on Notes	(6,921)	—	(24,385)	—
Non-cash option expense (income)	(228)	(10)	(307)	(199)
Loss on impairment of goodwill and other intangibles	—	—	2,293	4,500
(Gain) loss on impairment/retirement of fixed assets, net	196	—	62,948	214
(Gain) on sale of other assets	—	—	—	(23,098)
Terminated merger costs	—	3,825	6,550	9,444
Refinancing costs	989	—	989	832
Licensing dispute settlement costs	—	—	—	1,980
Class action settlement costs	—	276	—	9,754
Other non-recurring items (as defined)	4,424	—	4,424	—
Adjusted EBITDA (1)	$(59,123)	$(52,554)	$352,662	$315,817

(1) As permitted by and defined in the Amended 2010 Credit Agreement

Results of Operations:

First Quarter -
Operating results for the first quarter historically include less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and six outdoor water parks, as well as daily operations at Knott's Berry Farm and Castaway Bay, which are open year-round. In total, the number of operating days in the current quarter was comparative to the number of operating days in 2010.

The following table presents key financial information for the three months ended March 27, 2011 and March 28, 2010:

	Three months ended	Three months ended	Increase (Decrease)
	3/27/2011	3/28/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$26,869	$27,316	$(447)	(1.6)%
Operating costs and expenses	90,155	83,984	6,171	7.3%
Depreciation and amortization	3,790	3,889	(99)	(2.5)%
Loss on impairment/retirement of fixed assets	196	—	196	N/M
Operating (loss)	$(67,272)	$(60,557)	$(6,715)	11.1%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$(59,123)	$(52,554)	$(6,569)	12.5%
Cash operating costs	$90,383	$83,994	$6,389	7.6%

For the quarter ended March 27, 2011, net revenues decreased 2% to $26.9 million from $27.3 million for the first quarter of 2010. The decrease between periods was primarily due to fewer operating days in the southern region and a small decrease in attendance in the western region, which was primarily due to the timing of the Easter Holiday in 2011 vs. 2010 and which was somewhat offset by increased in-park per capita spending in that same region. At the end of the first quarter, only three of our 17 properties were in operation. The other parks, including our larger parks, Cedar Point and Kings Island located in Ohio and Canada's Wonderland in Toronto, were in the final stages of preparing to open for the 2011 operating season.

Operating costs and expenses for the quarter increased $6.2 million to $90.2 million from $84.0 million in 2010. Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Company’s seasonal amusement and water parks, and daily operations at Knott’s Berry Farm and Castaway Bay. The increase in first-quarter costs reflects $4.4 million of legal and professional costs incurred during the period, including litigation expenses and costs for SEC compliance matters related to Special Meeting requests, as well as an increase in equity-based compensation costs of approximately $3.3 million as a result of a 28% increase in the market value of our limited partner units during the quarter. The increase between years also reflects a $2.3 million timing difference in the pre-opening operating costs at our parks in the northern and southern regions as they actively prepare for their respective openings. Partially offsetting these increases was $3.8 million in expenses incurred during the first quarter of 2010 in connection with the merger agreement with Apollo that was later terminated.

Depreciation and amortization expense for the quarter was essentially comparable to depreciation and amortization for the first quarter of 2010 at $3.8 million. In the current quarter, the loss on impairment/retirement of fixed assets was $196,000, reflecting the normal retirement of fixed assets at two of our properties. After depreciation, amortization and the loss on impairment/retirement of fixed assets, the operating loss for the quarter increased to $67.3 million from $60.6 million a year ago.

As a result of the July 2010 refinancing of our debt, as well as the the February 2011 amendment to our credit agreement (as further discussed in the "Liquidity and Capital Resources" section), interest-rate spreads were higher during the first quarter of 2011 compared with the first quarter of 2010, causing an increase in interest expense. Based on higher interest-rate spreads, interest expense for the first quarter of 2011 increased $11.5 million to $41.1 million compared with $29.6 million for the same period a year ago.

During the first quarter of 2011, the net effect of our swaps decreased $5.7 million to a non-cash charge to earnings of $1.9 million, reflecting the regularly scheduled amortization of amounts in "Accumulated other comprehensive income" (AOCI) related to our outstanding swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the period, as a result of the weakening U.S. dollar, we also recognized a $6.9 million benefit to earnings, principally due to unrealized foreign currency gains on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian subsidiary.

A net benefit for taxes of $19.6 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (PTP) taxes during the first quarter of 2011 compared with a net benefit for taxes of $57.8 million in the same period a year ago. The variation in the first quarter tax benefit recorded year over year is due primarily to a lower estimated annual effective tax rate for the 2011 year, which was impacted by lower expected foreign taxes for 2011 and the related favorable adjustment to the foreign tax credit valuation allowance. Actual cash taxes paid or payable are estimated to be between $8-$10 million for the 2011 calendar year.

After interest expense and the provision for taxes, the net loss for the three-month period totaled $84.7 million, or $1.53 per diluted limited partner unit, compared with a net loss of $39.9 million, or $0.72 per unit, a year ago.

Twelve Months Ended March 27, 2011 -

The following table presents key financial information for the twelve months ended March 27, 2011 and March 28, 2010:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	3/27/2011	3/28/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$977,145	$916,925	$60,220	6.6%
Operating costs and expenses	638,193	621,629	16,564	2.7%
Depreciation and amortization	126,697	132,420	(5,723)	(4.3)%
Loss on impairment of goodwill and other intangibles	2,293	4,500	(2,207)	(49.0)%
Loss on impairment/retirement of fixed assets	62,948	214	62,734	N/M
(Gain) on sale of assets	—	(23,098)	23,098	N/M
Operating income	$147,014	$181,260	$(34,246)	(18.9)%

N/M - Not meaningful

Other Data:
Adjusted EBITDA	$352,662	$315,817	$36,845	11.7%
Adjusted EBITDA margin	36.1%	34.4%	—	1.6%
Cash operating costs	$638,500	$621,828	$16,672	2.7%

Net revenues for the twelve months ended March 27, 2011, totaled $977.1 million compared to $916.9 million for the same period a year ago. The increase in revenues between periods was primarily due to improved attendance during the 2010 season, which is included in the current twelve-month period, compared to attendance from the 2009 season, which is included in the twelve months ended March 28, 2010. The improved attendance in the 2010 season was largely due to an increase in season-pass visits, the result of an increase in the number of season passes sold, particularly at our parks in the southern and western regions. In addition, attendance in the trailing twelve months ended March 27, 2011 benefited from an increase in group sales business as many of our parks saw the return of numerous bookings that were lost in 2009, as well as favorable weather conditions throughout much of the operating season, including the all important fall season. The increase in revenues also included increases in occupancy and average-daily-room rates at most of our hotel properties, as well as the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.7 million) during the twelve-month period.

Operating costs and expenses were $638.2 million compared with $621.6 million for the same period a year ago. This 3% increase reflects the $4.4 million of legal and professional costs incurred during the first quarter of 2011 (as noted above in our discussion of first quarter results of operations), as well as a $5.6 million increase in equity-based compensation resulting from a significant increase in the market value of our limited partner units between periods. The increase in operating costs also reflects an increase in scheduled maintenance expense across the parks of approximately $9.0 million, increases in operating supplies and seasonal wages of approximately $5.3 million and $1.7 million, respectively, the result of increased attendance during the twelve months ended March 27, 2011, and the negative impact of currency exchange rates on our Canadian operating expenses of approximately $3.7 million during the period. The comparison between twelve-month periods is also affected by certain one-time costs incurred in the twelve months ended March 28, 2010 totaling $11.5 million for litigation costs for the settlement of a California class-action lawsuit and a license dispute with Paramount Pictures.

For the twelve months ended March 27, 2011, depreciation and amortization expense decreased $5.7 million, or 4%, from the same period a year ago. Depreciation and amortization expense for the year decreased $9.4 million due to lower amortization expense in 2010 resulting from the accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. Somewhat offsetting this decrease was in an increase in depreciation due to new assets placed in service. During the second and fourth quarters of 2010, we recognized non-cash charges of $1.4 million and $0.9 million, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with a non-cash charge of $4.5 million for the impairment of trade-names in the fourth quarter of 2009. Additionally in the fourth quarter of 2010, we recognized a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties.

The comparison of operating income between years is also affected by a $23.1 million gain on the sale of other assets in 2009. In late August of 2009, we completed the sale of 87 acres of surplus land at Canada's Wonderland to the Vaughan Health Campus of

Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during 2009. Due to this gain and the other reasons mentioned above, operating income for the twelve months ended March 27, 2011 decreased $34.2 million to $147.0 million compared with $181.3 million for the same period a year ago.

As a result of the July 2010 debt refinancing, as well as the February 2011 amendment, interest-rate spreads were higher during trailing twelve months ended March 27, 2011 than a year ago. Based on the higher interest-rate spreads, interest expense for the period increased $36.4 million to $161.8 million from $125.4 million for the same period a year ago.

During the period, the net effect of our swaps decreased $4.2 million to a non-cash charge to earnings of $12.5 million, reflecting the regularly scheduled amortization of amounts in "Accumulated other comprehensive income" (AOCI) related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the period, we also recognized a $27.4 million benefit to earnings for unrealized/realized foreign currency gains, $24.4 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.

A net provision for taxes of $41.4 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (PTP) taxes during the twelve-month period ended March 27, 2011, compared with a net benefit for taxes of $10.9 million during the same twelve-month period a year ago. The variation in the tax provision (benefit) recorded between periods is due primarily to the lower estimated annual effective tax rate for the 2011 year, as noted above in our discussion of first quarter results of operations.

After interest expense and provision for taxes, net loss for the twelve months ended March 27, 2011 was $76.3 million, or $1.38 per diluted limited partner unit, compared with net income of $48.8 million, or $0.87 per diluted limited partner unit, for the twelve months ended March 28, 2010.

For the twelve-month period ended March 27, 2011, adjusted EBITDA increased $36.8 million, or 12%, to $352.7 million. This increase was largely the result of increased attendance in 2010 which led to strong operating results during the peak summer months of July and August, and the ever-growing fall season, as well as continued disciplined cost containment over the last twelve months.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2011 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 2.9 at March 27, 2011 is the result of our seasonal business and derivative liabilities of approximately $90 million which will settle in the next twelve months. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and capital expenditures.

In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount (OID) to yield 9.375%. Concurrently with this offering, we entered into a new $1,435 million credit agreement with “Several Lenders” party thereto ("the 2010 Credit Agreement"), which included a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our existing credit facilities.

On February 25, 2011, we amended the 2010 Credit Agreement ("Amended 2010 Credit Agreement") and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. Under the Amended 2010 Credit Agreement, the extended U.S. term loan amortizes at $11.8 million per year, is scheduled to mature in December of 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.
Terms of the Amended 2010 Credit Agreement also include a $260 million revolving credit facility. Under the agreement, the Canadian revolving credit facility has a limit of $15 million. U.S. denominated loans made under the U.S. and Canadian facilities bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit.
At the end of the quarter, we had a total of $1,180.0 million of variable-rate term debt, $399.5 million of fixed-rate debt (including OID), $127.1 million in outstanding borrowings under our revolving credit facilities, and cash on hand of $7.2 million. After letters of credit, which totaled $15.7 million at March 27, 2011, we had $117.2 million of available borrowings under our revolving credit agreements. Of our total term debt outstanding at the end of the first quarter, $11.8 million is scheduled to mature within the next twelve months.

Our $405 million of senior unsecured notes require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.
In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on the interest rate swaps, which mature in October 2011, is 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued through March 27, 2011. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and through the first three quarters of 2010. The fair market value of these instruments at March 27, 2011 was a $33.5 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at March 27, 2011 was a $57.3 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet. Based on currency exchange rates in place at the end of the first quarter of 2011, we estimate the cash termination costs of the cross-currency swaps will total approximately $48 million in February 2012 .
The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25% as of March 27, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of March 27, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Interest Rate
	$200,000	5.64%	$257,000	7.31%
	200,000	5.64%	850	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$257,850	7.32%

In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the existing swaps, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to our credit agreement, the LIBOR floor on the term loan portion of our credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the forward-starting swaps and the underlying debt. Because of the mismatch of critical terms, we determined the forward-starting swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011.
In order to monetize the difference in the LIBOR floors, in March 2011 we entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, will effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The combination of the September 2010 swaps and the new March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. The fair market value of these combination swap agreements at March 27, 2011 was an asset of $3.8 million, which was recorded in “Other Assets” on the condensed consolidated balance sheet.

The following table presents our September 2010 and March 2011 forward-starting fixed-rate combination swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their effective fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
Total $'s / Average Rate	$600,000	2.46%

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. At the end of the first quarter of 2011, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Based on our trailing-twelve-month results ending March 27, 2011, our Consolidated Leverage Ratio was 4.48x, providing $99.9 million of EBITDA cushion on the ratio. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of March 27, 2011.
The Amended 2010 Credit Agreement also includes provisions that allow us to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. The restricted payment limitation in place under the agreement during 2010 and prior to the recent amendment capped the annual amount of permitted restricted payments at $20 million. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x, measured on a quarterly basis.
The terms of the indenture governing our notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2011 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on February 15, 2011, we announced the declaration of a distribution of $0.08 per limited partner unit, which was paid on March 15, 2011.
In addition to the above mentioned covenants and provisions, the 2010 Amended Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.
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

Forward Looking Statements
Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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
After considering the impact of interest rate swap agreements, at March 27, 2011, $1,657.4 million of our outstanding long-term debt represented fixed-rate debt and $49.3 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $93 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $9 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.2 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 27, 2011, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2011 first-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believes that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions have been combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. The Partnership does not expect the arbitration ruling or the pending lawsuit to materially affect its financial results in future periods.

Q Funding III, L.P. and Q4 Funding, L.P. vs. Cedar Fair Management, Inc.

On October 14, 2010, Q Funding III, L.P. and Q4 Funding, L.P. (together, "Q Funding"), both Cedar Fair, L.P. unitholders, commenced an action in the Delaware Court of Chancery against Cedar Fair Management, Inc. ("CFMI") and Cedar Fair, L.P. The complaint alleges, among other things, that CFMI breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of CFMI. Q Funding seeks, among other things, (i) a declaratory judgment that under the terms of the Partnership Agreement, all unitholders, including Q Funding, have the right to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI, and (ii) injunctive relief precluding the Company or its representatives from taking any action to interfere with unitholders’ rights to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI at the 2011 annual meeting of Cedar Fair unitholders and subsequent annual meetings of the Cedar Fair unitholders. The Partnership filed an answer denying the allegations as set forth in the complaint and the Partnership and Q Funding thereafter engaged in discovery. On March 9, 2011, Q Funding requested a suspension of the litigation scheduled in the nomination rights action and requested that the evidentiary hearing, which was originally scheduled for April 21, 2011, be removed from the Court's calendar. The Partnership supported Q Funding's request and the evidentiary hearing has since been postponed. On April 20, 2011, Q Funding filed a motion for leave to amend and supplement its original complaint, to which the Partnership has yet to respond.

On March 17, 2011, Q Funding commenced an action in the Delaware Court of Chancery against CFMI and Cedar Fair, L.P. seeking declaratory and injunctive relief directing the Partnership to schedule a special meeting of Cedar Fair's unitholders to consider an amendment proposed by plaintiffs to Cedar Fair's Partnership Agreement relating to unitholder nomination rights. On April 13, 2011, the Partnership filed a motion to dismiss the action. A briefing schedule on the motion to dismiss has not yet been set. On May 3, 2011 the Partnership filed a definitive proxy with the Securities and Exchange Commission which set a record date of April 11, 2011 and a meeting date of June 2, 2011 for a special meeting of the Partnership's unitholders.

Delaware Lawsuit

The previously-disclosed putative class action in the Delaware Court of Chancery, originally disclosed under Item 3 of the Partnership's Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of its quarterly report on Form 10-Q for the quarters ended March 28, 2010, June 27, 2010, and September 26, 2010, and under Part I, Item 3 of its Form 10-K at December 31, 2010, has been dismissed with no material effect on the Partnership's financial results.

Northern District of Ohio Lawsuit

The previously-disclosed putative class action in the United States District Court for the Northern District, originally disclosed under Item 3 of the Partnership's Annual Report on Form 10-K filed on February 26, 2010 and updated under Part II, Item 1 of its quarterly report on Form 10-Q for the quarters ended March 28, 2010, June 27, 2010, and September 26, 2010, and under Part I, Item 3 of its Form 10-K at December 31, 2010, has been dismissed with no material effect on the Partnership's financial results.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS

Exhibit (10.1)	Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel, dated January 24, 2011.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 6, 2011	/s/ Peter J. Crage
Peter J. Crage
Executive Vice President and Chief Financial Officer

Date:	May 6, 2011	/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (10.1)	Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel, dated January 24, 2011.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes, tagged as blocks of text