Form 10-Q
period 2011-06-26
CEDAR FAIR L P
filed 2011-08-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2011
Units Representing Limited Partner Interests	55,345,858

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/26/2011	12/31/2010	6/27/2010
ASSETS
Current Assets:
Cash and cash equivalents	$35,679	$9,765	$23,930
Receivables	27,436	12,340	26,782
Inventories	52,264	32,142	48,065
Current deferred tax asset	12,867	5,874	58,241
Prepaid insurance	3,780	5,009	2,466
Other current assets	10,108	5,204	11,640
	142,134	70,334	171,124
Property and Equipment:
Land	310,557	309,980	306,207
Land improvements	335,696	324,734	337,579
Buildings	577,069	575,725	590,974
Rides and equipment	1,443,907	1,398,403	1,422,881
Construction in progress	10,115	16,746	5,449
	2,677,344	2,625,588	2,663,090
Less accumulated depreciation	(992,971)	(948,947)	(874,164)
	1,684,373	1,676,641	1,788,926
Goodwill	247,500	246,259	241,109
Other Intangibles, net	40,819	40,632	40,838
Other Assets	58,906	48,578	18,859
	$2,173,732	$2,082,444	$2,260,856
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	—	15,546
Accounts payable	43,240	10,787	41,200
Deferred revenue	95,734	26,328	82,428
Accrued interest	23,870	20,409	10,207
Accrued taxes	6,703	15,144	10,601
Accrued salaries, wages and benefits	28,379	18,220	18,307
Self-insurance reserves	21,947	21,487	22,454
Current derivative liability	77,573	47,986	—
Other accrued liabilities	12,061	8,491	10,162
	321,307	168,852	210,905
Deferred Tax Liability	129,499	131,830	140,324
Derivative Liability	16,750	54,517	115,244
Other Liabilities	3,963	10,406	6,530
Long-Term Debt:
Revolving credit loans	85,000	23,200	197,000
Term debt	1,165,250	1,157,062	1,480,615
Notes	399,756	399,441	—
	1,650,006	1,579,703	1,677,615
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(2)	(1)	(1)
Limited partners, 55,346, 55,334 and 55,324 units outstanding at June 26, 2011, December 31, 2010 and June 27, 2010, respectively	75,525	165,555	166,516
Accumulated other comprehensive loss	(28,606)	(33,708)	(61,567)
	52,207	137,136	110,238
	$2,173,732	$2,082,444	$2,260,856

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/26/2011	6/27/2010	6/26/2011	6/27/2010	6/26/2011	6/27/2010
Net revenues:
Admissions	$160,619	$156,507	$171,231	$167,471	$572,522	$539,422
Food, merchandise and games	103,989	100,852	115,771	112,762	340,365	321,667
Accommodations and other	19,882	18,228	24,357	22,670	73,161	67,297
	284,490	275,587	311,359	302,903	986,048	928,386
Costs and expenses:
Cost of food, merchandise and games revenues	27,111	26,350	31,223	30,231	87,611	86,413
Operating expenses	124,978	120,939	190,106	183,691	417,817	407,297
Selling, general and administrative	37,233	45,141	58,148	62,492	129,657	139,877
Depreciation and amortization	42,764	43,989	46,554	47,878	125,472	133,432
Loss on impairment of goodwill and other intangibles	—	1,390	—	1,390	903	5,890
Loss on impairment / retirement of fixed assets, net	—	—	196	—	62,948	214
Gain on sale of other assets	—	—	—	—	—	(23,098)
	232,086	237,809	326,227	325,682	824,408	750,025
Operating income (loss)	52,404	37,778	(14,868)	(22,779)	161,640	178,361
Interest expense	42,185	32,785	83,297	62,399	171,183	127,294
Net effect of swaps	(1,432)	2,034	455	9,609	9,040	18,779
Loss on early debt extinguishment	—	—	—	—	35,289	—
Unrealized/realized foreign currency (gain) loss	3,043	19	(3,845)	(4)	(24,404)	623
Other (income) expense	177	(3)	1,085	(38)	(31)	800
Income (loss) before taxes	8,431	2,943	(95,860)	(94,745)	(29,437)	30,865
Provision (benefit) for taxes	3,765	7,158	(15,834)	(50,597)	38,008	(6,309)
Net income (loss)	4,666	(4,215)	(80,026)	(44,148)	(67,445)	37,174
Net income (loss) allocated to general partner	—	—	(1)	—	(1)	—
Net income (loss) allocated to limited partners	$4,666	$(4,215)	$(80,025)	$(44,148)	$(67,444)	$37,174
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,346	55,324	55,341	55,266	55,338	55,254
Net income (loss) per limited partner unit	$0.08	$(0.08)	$(1.45)	$(0.80)	$(1.22)	$0.67
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,825	55,324	55,341	55,266	55,338	55,841
Net income (loss) per limited partner unit	$0.08	$(0.08)	$(1.45)	$(0.80)	$(1.22)	$0.67

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 26, 2011
(In thousands)

Six months ended
6/26/11
Limited Partnership Units Outstanding
Beginning balance	55,334
Limited partnership unit options exercised	—
Issuance of limited partnership units as compensation	12
55,346
Limited Partners’ Equity
Beginning balance	$165,555
Net income (loss)	(80,025)
Partnership distribution declared ($0.18 per limited partnership unit)	(9,962)
Expense (income) recognized for limited partnership unit options	(228)
Tax effect of units involved in option exercises and treasury unit transactions	5
Issuance of limited partnership units as compensation	180
75,525
General Partner’s Equity
Beginning balance	(1)
Net income (loss)	(1)
(2)
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(4,053)
Current period activity, net of tax ($425)	(488)
(4,541)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(29,655)
Current period activity, net of tax $2,756	5,590
(24,065)
(28,606)
Total Partners’ Equity	$52,207
Summary of Comprehensive Income (Loss)
Net income (loss)	$(80,026)
Other comprehensive income	5,102
Total Comprehensive Income (Loss)	$(74,924)

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended		Twelve months ended
	6/26/2011	6/27/2010	6/26/2011	6/27/2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	(80,026)	(44,148)	$(67,445)	$37,174
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Non-cash expense	47,180	49,848	110,354	139,366
Loss on early extinguishment of debt	—	—	35,289	—
Loss on impairment of goodwill and other intangibles	—	1,390	903	5,890
Loss on impairment / retirement of fixed assets, net	196	—	62,948	214
Gain on sale of other assets	—	—	—	(23,098)
Net effect of swaps	455	9,609	9,040	18,779
Net change in working capital	71,694	(17,228)	82,747	(9,970)
Net change in other assets/liabilities	(13,636)	(1,114)	(24,214)	(689)
Net cash from (for) operating activities	25,863	(1,643)	209,622	167,666
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	—	—	53,831
Capital expenditures	(51,685)	(53,261)	(70,130)	(81,929)
Net cash (for) investing activities	(51,685)	(53,261)	(70,130)	(28,098)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	61,800	110,700	(112,000)	61,200
Term debt borrowings	22,938	—	1,197,938	—
Note borrowings	—	—	399,383	—
Term debt payments, including early termination penalties	(2,950)	(43,886)	(1,525,954)	(174,886)
Distributions paid to partners	(9,962)	—	(23,796)	(27,604)
Exercise of limited partnership unit options	—	—	7	—
Payment of debt issuance costs	(20,488)	—	(63,754)	(7,694)
Net cash from (for) financing activities	51,338	66,814	(128,176)	(148,984)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	398	92	433	1,364
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	25,914	12,002	11,749	(8,052)
Balance, beginning of period	9,765	11,928	23,930	31,982
Balance, end of period	$35,679	$23,930	$35,679	$23,930
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$76,252	$56,318	$149,749	$122,512
Interest capitalized	794	1,144	993	1,917
Cash payments for income taxes	1,030	9,537	10,567	21,944
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 26, 2011 AND JUNE 27, 2010
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 26, 2011 and June 27, 2010 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 26, 2011 include actual 2010 season operating results, they may not be indicative of 2011 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 26, 2011 and June 27, 2010 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2010, which were included in the Form 10-K filed on March 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

During 2010, the Partnership tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. During 2010, the Partnership tested other indefinite-lived intangibles for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, it was determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result the Partnership recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 test of indefinite-lived intangibles, it was determined that a portion of the trade-names at California's Great America, originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $0.9 million of additional trade-name impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment of goodwill and other intangibles" on the consolidated statement of operations.

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
A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 26, 2011 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2010	$326,127	$(79,868)	$246,259
Foreign currency translation	1,241	—	1,241
Balance at June 26, 2011	$327,368	$(79,868)	$247,500

At June 26, 2011, December 31, 2010, and June 27, 2010 the Partnership’s other intangible assets consisted of the following:

June 26, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$40,403	$—	$40,403
License / franchise agreements	716	300	416
Non-compete agreements	200	200	—
Total other intangible assets	$41,319	$500	$40,819

December 31, 2010
(In thousands)
Other intangible assets:
Trade names	$40,227	$—	$40,227
License / franchise agreements	13,569	13,184	385
Non-compete agreements	200	180	20
Total other intangible assets	$53,996	$13,364	$40,632

June 27, 2010
(In thousands)
Other intangible assets:
Trade names	$40,400	$—	$40,400
License / franchise agreements	13,564	13,166	398
Non-compete agreements	200	160	40
Total other intangible assets	$54,164	$13,326	$40,838
Amortization expense of other intangible assets for the six months ended June 26, 2011 and June 27, 2010 was $36,000 and $35,000, respectively. The estimated amortization expense for the remainder of 2011 is $17,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2012 through 2015.

(5) Long-Term Debt:

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement (the "2010 Credit Agreement”), which included a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities.

Terms of the 2010 Credit Agreement included a reduction in the Partnership's previous $310 million revolving credit facilities to a combined $260 million facility. Under the 2010 Credit Agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July 2015, also provides for the issuance of documentary and standby letters of credit.

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) including to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

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

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio which is measured on a trailing-twelve month quarterly basis. Since the third quarter of 2010, this ratio has been set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA. Beginning with the fourth quarter of 2011, this ratio will decrease to 6.0x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. As of June 26, 2011, the Partnership’s Consolidated Leverage Ratio was 4.42x, providing $104.1 million of consolidated EBITDA cushion on the ratio as of the end of the second quarter. The Partnership was in compliance with all other covenants as of June 26, 2011.

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

In addition to the above, among other covenants and provisions, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.

(6) Derivative Financial Instruments:
Derivative financial instruments are only used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.
The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. These interest rate swap agreements are set to expire in October 2011. The Partnership has designated all of these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at June 26, 2011 was recorded as a liability of $20.2 million in “Current derivative liability” on the condensed consolidated balance sheet. As a part of the regular quarterly regression analysis testing of the effectiveness of these cash flow swaps, these swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through June 26, 2011. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011 (the original hedge period). The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, of which $11.5 million remained still to be amortized in AOCI as of June 26, 2011.
In 2007, the Partnership entered into two cross-currency swap agreements, which effectively converted $268.7 million of term debt at the time, and the associated interest payments, related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $53.1 million at June 26, 2011, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet. As a result of paying down underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $204,000 still remained to be amortized in AOCI as of June 26, 2011.

In May 2011 the Partnership entered into several foreign currency swap agreements to fix the exchange rate on approximately 50% of the termination payment associated with the cross-currency swap agreements due in February 2012. The fair market value of these foreign currency swap agreements was a liability of $4.3 million at June 26, 2011, which was recorded in "Current derivative liability" on the condensed consolidated balance sheet. The Partnership did not seek hedge accounting treatment on these foreign currency swaps, and as such, changes in fair value of the swaps flow directly through earnings along with changes in fair value on the related, de-designated cross-currency swaps.
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015, $6.7 million of which remained to be amortized in AOCI as of June 26, 2011.
On March 15, 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, will effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and booked to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
On May 2, 2011, the Partnership entered into four additional forward-starting basis-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%.
The fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 forward-starting swaps at June 26, 2011 was a liability of $16.8 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		June 26, 2011	December 31, 2010	June 27, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$6,294	$—
Interest rate swaps	Current derivative liability	(20,193)	(47,986)	—
Interest rate swaps	Derivative Liability	(16,750)	—	68,361
Total derivatives designated as hedging instruments:		$(36,943)	$(41,692)	$68,361
Derivatives not designated as hedging instruments:
Foreign currency swaps	Current derivative liability	$(4,273)	$—	$—
Cross-currency swaps	Current derivative liability	(53,107)	—	—
Cross-currency swaps	Derivative Liability	—	(54,517)	46,883
Total derivatives not designated as hedging instruments:		$(57,380)	$(54,517)	$46,883
Net derivative liability		$(94,323)	$(96,209)	$115,244

The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25% as of June 26, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of June 26, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$257,000	7.31%
	200,000	5.64%	175	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$257,175	7.31%

The following table presents our September 2010 swaps, March 2011 swaps, and May 2011 forward-starting swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended June 26, 2011 and June 27, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	6/26/11	6/27/10		6/26/11	6/27/10		6/26/11	6/27/10
Interest rate swaps	$(20,558)	$—	Interest Expense	$—	$—	Net effect of swaps	$13,300	$9,313
Total	$(20,558)	$—		$—	$—		$13,300	$9,313

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		6/26/11	6/27/10
Cross-currency swaps (1)	Net effect of swaps	3,772	3,451
Foreign currency swaps	Net effect of swaps	(4,306)	—
		$(534)	$3,451

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $12.8 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $11.3 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.1 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a benefit to earnings for the quarter of $1.4 million recorded in “Net effect of swaps.”

For the three-month period ended June 27, 2010, in addition to the $12.8 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $13.2 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and $1.6 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $2.0 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the six-month periods ended June 26, 2011 and June 27, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended	Six months ended		Six months ended	Six months ended		Six months ended	Six months ended
	6/26/11	6/27/10		6/26/11	6/27/10		6/26/11	6/27/10
Interest rate swaps	$(19,703)	$—	Interest Expense	$—	$—	Net effect of swaps	$27,794	$14,998
Total	$(19,703)	$—		$—	$—		$27,794	$14,998

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended	Six months ended
		6/26/11	6/27/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	1,960	(199)
Foreign currency swaps	Net effect of swaps	(4,306)	—
		$(5,688)	$(199)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $22.1 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $22.8 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the six-month period related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a charge to earnings for the six-month period of $0.5 million recorded in “Net effect of swaps.”

For the six month period ended June 27, 2010, in addition to the $14.8 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $26.5 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and $2.1 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $9.6 million recorded in "Net effect of swaps."

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended June 26, 2011 and June 27, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	6/26/11	6/27/10		6/26/11	6/27/10		6/26/11	6/27/10
Interest rate swaps	$(13,409)	$5,051	Interest Expense	$—	$(13,974)	Net effect of swaps	$48,168	$23,399
Cross-currency swaps (2)	—	(13,566)	Interest Expense	—	(1,963)		N/A	N/A
Total	$(13,409)	$(8,515)		$—	$(15,937)		$48,168	$23,399

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		6/26/11	6/27/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	(3,597)	(7,893)
Foreign currency swaps	Net effect of swaps	(4,306)	—
		$(11,245)	$(7,893)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $36.9 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $46.4 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.5 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended June 26, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $9.0 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.
For the twelve month period ending June 27, 2010, in addition to the $15.5 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $44.1 million of expense representing the amortization of amounts in AOCI for the swaps and a $9.8 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended June 27, 2010 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $18.8 million recorded in “Net effect of swaps.”
The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership’s initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of the Amended 2010 Credit Agreement.

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

The table below presents the balances of assets and liabilities measured at fair value as of June 26, 2011, December 31, 2010, and June 27, 2010 on a recurring basis:

	Total	Level 1	Level 2	Level 3
June 26, 2011
(In thousands)
Interest rate swap agreements (1)	$(16,750)	$—	$(16,750)	$—
Interest rate swap agreements (2)	(20,193)	—	(20,193)	—
Cross-currency swap agreements (2)	(53,107)	—	(53,107)	—
Foreign currency swap agreements (2)	(4,273)	—	(4,273)	—
Net derivative liability	$(94,323)	$—	$(94,323)	$—

December 31, 2010
Interest rate swap agreements (3)	$6,294	$—	$6,294	$—
Interest rate swap agreements (2)	(47,986)	—	(47,986)	—
Cross-currency swap agreements (1)	(54,517)	—	(54,517)	—
Net derivative liability	$(96,209)	$—	$(96,209)	$—

June 27, 2010
Interest rate swap agreements (1)	$68,361	$—	$68,361	$—
Cross-currency swap agreements (1)	46,883	—	46,883	—
Net derivative liability	$115,244	$—	$115,244	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet

(3)	Included in "Other assets" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate, cross-currency and foreign currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the net derivative liability by approximately $1.4 million as of June 26, 2011. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at June 26, 2011.

There were no assets measured at fair value on a non-recurring basis at June 26, 2011. The table below presents the balances of assets measured at fair value as of December 31, 2010 and June 27, 2010 on a non-recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2010
Long-lived fixed assets (1)	$46,276	$—	$—	$46,276
Trade-names (2)	697	—	—	697
Total	$46,973	$—	$—	$46,973

June 27, 2010
Trade-names (2)	$10,280	$—	$—	$10,280
Total	$10,280	$—	$—	$10,280
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
The fair value of term debt at June 26, 2011 was approximately $1,176.0 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value on its notes at June 26, 2011 was approximately $372.7 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/26/2011	6/27/2010	6/26/2011	6/27/2010	6/26/2011	6/27/2010
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,346	55,324	55,341	55,266	55,338	55,254
Effect of dilutive units:
Unit options	—	—	—	—	—	38
Phantom units	479	—	—	—	—	549
Diluted weighted average units outstanding	55,825	55,324	55,341	55,266	55,338	55,841
Net income (loss) per unit - basic	$0.08	$(0.08)	$(1.45)	$(0.80)	$(1.22)	$0.67
Net income (loss) per unit - diluted	$0.08	$(0.08)	$(1.45)	$(0.80)	$(1.22)	$0.67

The effect of unit options on the three, six, and twelve months ended June 26, 2011, had they not been out of the money or antidilutive, would have been 55,000, 71,000, and 212,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, six, and twelve months ended June 27, 2010, had they not been out of the money or antidilutive, would have been 263,000, 325,000, and 437,000 units, respectively.

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

In 2009, the Partnership agreed to a $9.0 million settlement of a California class-action lawsuit. The settlement, which was paid in 2010, was recognized as a charge in “Operating expenses” in the consolidated statement of operations for the twelve months ended June 27, 2010.

(11) Termination of Agreement with Private Equity Firm:
On April 6, 2010, the Partnership and the affiliates of Apollo Global Management (Apollo) mutually terminated the merger agreement originally entered into on December 16, 2009. Consistent with the terms of the agreement, the Partnership paid Apollo $6.5 million to reimburse them for certain expenses incurred in connection with the transaction. In addition, both parties released each other from all obligations with respect to the proposed merger transaction, as well as from any claims arising out of or relating to the merger agreement. The $6.5 million paid to Apollo in April was recognized as a charge to earnings in “Selling, general and administrative” in the second quarter of 2010. The Partnership incurred approximately $10.4 million in costs associated with the terminated merger during 2010, and a total of $16.0 million of costs since the merger was initially announced.
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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 26, 2011, December 31, 2010, and June 27, 2010 and for the periods ended June 26, 2011 and June 27, 2010. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's June 26, 2011 and December 31, 2010 balance sheets in the accompanying consolidating condensed financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,000	$2,962	$9,902	$16,815	$—	$35,679
Receivables	584	37,591	73,594	519,401	(603,734)	27,436
Inventories	—	4,187	4,954	43,123	—	52,264
Current deferred tax asset	—	8,679	779	3,409	—	12,867
Other current assets	574	3,825	4,131	8,219	(2,861)	13,888
	7,158	57,244	93,360	590,967	(606,595)	142,134
Property and Equipment (net)	482,409	1,067	272,179	928,718	—	1,684,373
Investment in Park	442,828	607,372	118,514	34,032	(1,202,746)	—
Intercompany Note Receivable	—	269,500	—	—	(269,500)	—
Goodwill	9,061	—	127,220	111,219	—	247,500
Other Intangibles, net	—	—	18,016	22,803	—	40,819
Deferred Tax Asset	—	47,300	—	—	(47,300)	—
Intercompany Receivable	895,647	1,180,981	1,246,984	—	(3,323,612)	—
Other Assets	30,285	17,613	9,795	1,213	—	58,906
	$1,867,388	$2,181,077	$1,886,068	$1,688,952	$(5,449,753)	$2,173,732
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	$11,800	$11,800	$—	$(23,600)	$11,800
Accounts payable	107,705	325,267	9,770	204,232	(603,734)	43,240
Deferred revenue	—	—	18,955	76,779	—	95,734
Accrued interest	6,497	1,442	15,931	—	—	23,870
Accrued taxes	5,849	243	—	3,472	(2,861)	6,703
Accrued salaries, wages and benefits	—	20,560	1,641	6,178	—	28,379
Self-insurance reserves	—	3,489	1,689	16,769	—	21,947
Current derivative liability	20,193	—	57,380	—	—	77,573
Other accrued liabilities	2,677	5,808	658	2,918	—	12,061
	154,721	368,609	117,824	310,348	(630,195)	321,307
Deferred Tax Liability	—	—	62,809	113,990	(47,300)	129,499
Derivative Liability	10,454	6,296	—	—	—	16,750
Other Liabilities	—	3,963	—	—	—	3,963
Intercompany Note Payable	—	—	—	269,500	(269,500)	—
Long-Term Debt:
Revolving credit loans	85,000	85,000	85,000	—	(170,000)	85,000
Term debt	1,165,250	1,165,250	1,165,250	—	(2,330,500)	1,165,250
Notes	399,756	399,756	399,756	—	(799,512)	399,756
	1,650,006	1,650,006	1,650,006	—	(3,300,012)	1,650,006

Equity	52,207	152,203	55,429	995,114	(1,202,746)	52,207
	$1,867,388	$2,181,077	$1,886,068	$1,688,952	$(5,449,753)	$2,173,732

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,040	$3,313	$16,577	$—	$23,930
Receivables	218	15,384	72,623	405,851	(467,294)	26,782
Inventories	—	3,685	4,609	39,771	—	48,065
Current deferred tax asset	—	54,055	801	3,385	—	58,241
Other current assets	953	3,992	1,769	7,392	—	14,106
	1,171	81,156	83,115	472,976	(467,294)	171,124
Property and Equipment (net)	480,838	1,121	264,580	1,042,387	—	1,788,926
Investment in Park	508,094	829,059	—	60,703	(1,397,856)	—
Intercompany Note Receivable	697,813	272,250	—	—	(970,063)	—
Goodwill	9,061	—	120,830	111,218	—	241,109
Other Intangibles, net	—	—	17,111	23,727	—	40,838
Deferred Tax Asset	—	36,986	—	4	(36,990)	—
Other Assets	16,974	—	567	1,318	—	18,859
	$1,713,951	$1,220,572	$486,203	$1,712,333	$(2,872,203)	$2,260,856
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$13,398	$—	$2,148	$—	$—	$15,546
Accounts payable	33,721	286,096	8,028	180,649	(467,294)	41,200
Deferred revenue	—	—	16,346	66,082	—	82,428
Accrued interest	8,565	—	1,642	—	—	10,207
Accrued taxes	5,863	497	128	4,113	—	10,601
Accrued salaries, wages and benefits	—	10,659	1,368	6,280	—	18,307
Self-insurance reserves	—	3,715	1,790	16,949	—	22,454
Other accrued liabilities	741	7,453	484	1,484	—	10,162
	62,288	308,420	31,934	275,557	(467,294)	210,905
Deferred Tax Liability	—	—	46,324	130,990	(36,990)	140,324
Derivative Liability	68,361	—	46,883	—	—	115,244
Other Liabilities	—	6,530	—	—	—	6,530
Intercompany Note Payable	—	697,813	—	272,250	(970,063)	—
Long-Term Debt:
Revolving credit loans	197,000	—	—	—	—	197,000
Term debt	1,276,064	—	204,551	—	—	1,480,615
	1,473,064	—	204,551	—	—	1,677,615

Equity	110,238	207,809	156,511	1,033,536	(1,397,856)	110,238
	$1,713,951	$1,220,572	$486,203	$1,712,333	$(2,872,203)	$2,260,856

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$33,510	$59,616	$29,621	$254,768	$(93,025)	$284,490
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,730	24,381	—	27,111
Operating expenses	1,448	44,059	13,945	158,551	(93,025)	124,978
Selling, general and administrative	3,310	19,155	3,554	11,214	—	37,233
Depreciation and amortization	11,982	12	5,855	24,915	—	42,764
	16,740	63,226	26,084	219,061	(93,025)	232,086
Operating income (loss)	16,770	(3,610)	3,537	35,707	—	52,404
Interest expense (income), net	23,634	2,755	13,376	2,413	—	42,178
Net effect of swaps	(2,017)	(191)	776	—	—	(1,432)
Unrealized / realized foreign currency gain	—	—	3,043	—	—	3,043
Other (income) expense	371	(1,710)	618	905	—	184
(Income) loss from investment in affiliates	(11,980)	(7,619)	(6,417)	4,011	22,005	—
Income (loss) before taxes	6,762	3,155	(7,859)	28,378	(22,005)	8,431
Provision (benefit) for taxes	2,096	(1,196)	(3,855)	6,720	—	3,765
Net income (loss)	$4,666	$4,351	$(4,004)	$21,658	$(22,005)	$4,666

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$33,399	$59,946	$26,724	$248,753	$(93,235)	$275,587
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,605	23,745	—	26,350
Operating expenses	1,318	44,493	12,154	156,209	(93,235)	120,939
Selling, general and administrative	9,865	18,520	3,533	13,223	—	45,141
Depreciation and amortization	11,666	12	5,713	26,598	—	43,989
Loss on goodwill and other intangibles	—	—	—	1,390	—	1,390
	22,849	63,025	24,005	221,165	(93,235)	237,809
Operating income (loss)	10,550	(3,079)	2,719	27,588	—	37,778
Interest expense (income), net	16,405	10,646	4,890	841	—	32,782
Net effect of swaps	2,157	—	(123)	—	—	2,034
Other (income) expense	188	(1,835)	535	1,131	—	19
(Income) loss from investment in affiliates	(6,104)	(4,538)	—	(2,102)	12,744	—
Income (loss) before taxes	(2,096)	(7,352)	(2,583)	27,718	(12,744)	2,943
Provision (benefit) for taxes	2,119	(6,237)	(2,178)	13,454	—	7,158
Net income (loss)	$(4,215)	$(1,115)	$(405)	$14,264	$(12,744)	$(4,215)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$35,567	$63,269	$30,484	$280,774	$(98,735)	$311,359
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,730	28,493	—	31,223
Operating expenses	2,923	62,836	19,562	203,520	(98,735)	190,106
Selling, general and administrative	6,752	33,766	4,477	13,153	—	58,148
Depreciation and amortization	12,418	23	5,855	28,258	—	46,554
Loss on impairment / retirement of fixed assets, net	196	—	—	—	—	196
	22,289	96,625	32,624	273,424	(98,735)	326,227
Operating income (loss)	13,278	(33,356)	(2,140)	7,350	—	(14,868)
Interest expense (income), net	46,874	5,310	25,696	5,329	—	83,209
Net effect of swaps	(3,118)	1,102	2,471	—	—	455
Unrealized / realized foreign currency gain	—	—	(3,845)	—	—	(3,845)
Other (income) expense	1,547	(3,001)	1,456	1,171	—	1,173
(Income) loss from investment in affiliates	45,532	22,942	(3,956)	16,424	(80,942)	—
Income (loss) before taxes	(77,557)	(59,709)	(23,962)	(15,574)	80,942	(95,860)
Provision (benefit) for taxes	2,469	(9,918)	(7,538)	(847)	—	(15,834)
Net income (loss)	$(80,026)	$(49,791)	$(16,424)	$(14,727)	$80,942	$(80,026)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$35,627	$64,263	$27,596	$275,196	$(99,779)	$302,903
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,601	27,630	—	30,231
Operating expenses	2,699	62,998	17,873	199,900	(99,779)	183,691
Selling, general and administrative	14,875	27,322	4,289	16,006	—	62,492
Depreciation and amortization	12,106	23	5,713	30,036	—	47,878
Loss on impairment of goodwill and other intangibles	—	—	—	1,390	—	1,390
	29,680	90,343	30,476	274,962	(99,779)	325,682
Operating income (loss)	5,947	(26,080)	(2,880)	234	—	(22,779)
Interest expense (income), net	32,715	17,189	9,357	3,100	—	62,361
Net effect of swaps	7,942	—	1,667	—	—	9,609
Other (income) expense	375	(3,253)	512	2,362	—	(4)
(Income) loss from investment in affiliates	6,544	4,078	—	(25)	(10,597)	—
Income (loss) before taxes	(41,629)	(44,094)	(14,416)	(5,203)	10,597	(94,745)
Provision (benefit) for taxes	2,519	(33,569)	(11,923)	(7,624)	—	(50,597)
Net income (loss)	$(44,148)	$(10,525)	$(2,493)	$2,421	$10,597	$(44,148)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,326	$244,989	$116,401	$869,255	$(380,923)	$986,048
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,046	78,565	—	87,611
Operating expenses	5,758	164,588	44,240	584,154	(380,923)	417,817
Selling, general and administrative	6,970	77,897	11,027	33,763	—	129,657
Depreciation and amortization	35,881	95	16,347	73,149	—	125,472
Loss on impairment of goodwill and other intangibles	—	—	—	903	—	903
Loss on impairment / retirement of fixed assets, net	928	—	20	62,000	—	62,948
	49,537	242,580	80,680	832,534	(380,923)	824,408
Operating income	86,789	2,409	35,721	36,721	—	161,640
Interest expense (income), net	99,472	19,581	48,174	2,752	—	169,979
Net effect of swaps	(552)	1,102	8,490	—	—	9,040
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency gain	—	(3,079)	(21,325)	—	—	(24,404)
Other (income) expense	1,922	(5,871)	2,751	2,371	—	1,173
(Income) loss from investment in affiliates	20,594	18,962	(1,495)	18,636	(56,697)	—
Income (loss) before taxes	(59,478)	(28,286)	(11,332)	12,962	56,697	(29,437)
Provision (benefit) for taxes	7,967	23,331	4,856	1,854	—	38,008
Net income (loss)	$(67,445)	$(51,617)	$(16,188)	$11,108	$56,697	$(67,445)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended June 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$102,148	$238,828	$108,093	$819,913	$(340,596)	$928,386
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,587	77,826	—	86,413
Operating expenses	5,276	166,734	40,461	535,422	(340,596)	407,297
Selling, general and administrative	21,659	72,281	10,004	35,933	—	139,877
Depreciation and amortization	36,152	46	15,302	81,932	—	133,432
Loss on impairment of goodwill and other intangibles	—	—	—	5,890	—	5,890
Loss on impairment / retirement of fixed assets, net	176	—	33	5	—	214
(Gain) on sale of other assets	—	—	(23,098)	—	—	(23,098)
	63,263	239,061	51,289	737,008	(340,596)	750,025
Operating income (loss)	38,885	(233)	56,804	82,905	—	178,361
Interest expense (income), net	61,517	43,421	19,626	2,671	—	127,235
Net effect of swaps	11,011	—	7,768	—	—	18,779
Other (income) expense	1,609	(7,672)	2,676	4,869	—	1,482
(Income) loss from investment in affiliates	(79,979)	(47,160)	—	(30,957)	158,096	—
Income (loss) before taxes	44,727	11,178	26,734	106,322	(158,096)	30,865
Provision (benefit) for taxes	7,553	(18,135)	(1,486)	5,759	—	(6,309)
Net income	$37,174	$29,313	$28,220	$100,563	$(158,096)	$37,174

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$(77,878)	$(33,953)	$11,033	$4,911	$121,750	$25,863
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	61,587	34,906	(1,312)	26,569	(121,750)	—
Capital expenditures	(29,264)	—	(7,083)	(15,338)	—	(51,685)
Net cash from (for) investing activities	32,323	34,906	(8,395)	11,231	(121,750)	(51,685)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	61,800	—	—	—	—	61,800
Term debt borrowings	13,246	9,358	334	—	—	22,938
Term debt payments, including early termination penalties	(1,707)	(1,205)	(38)	—	—	(2,950)
Intercompany (payments) receipts	—	688	—	(688)	—	—
Distributions (paid) received	(10,001)	39	—	—	—	(9,962)
Payment of debt issuance costs	(11,783)	(8,332)	(373)	—	—	(20,488)
Net cash from (for) financing activities	51,555	548	(77)	(688)	—	51,338
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	398	—	—	398
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	6,000	1,501	2,959	15,454	—	25,914
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$6,000	$2,962	$9,902	$16,815	$—	$35,679

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$(61,354)	$(30,137)	$(1,951)	$48,610	$43,189	$(1,643)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	9,506	34,059	—	(376)	(43,189)	—
Capital expenditures	(17,316)	—	(4,238)	(31,707)	—	(53,261)
Net cash from (for) investing activities	(7,810)	34,059	(4,238)	(32,083)	(43,189)	(53,261)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	110,700	—	—	—	—	110,700
Intercompany term debt (payments) receipts	1,813	(1,125)	—	(688)	—	—
Term debt payments, including early termination penalties	(43,349)	—	(537)	—	—	(43,886)
Net cash from (for) financing activities	69,164	(1,125)	(537)	(688)	—	66,814
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	92	—	—	92
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	2,797	(6,634)	15,839	—	12,002
Balance, beginning of year	—	1,243	9,947	738	—	11,928
Balance, end of year	$—	$4,040	$3,313	$16,577	$—	$23,930

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$67,360	$(64,269)	$9,335	$(1,945)	$199,141	$209,622
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	65,266	221,687	(114,484)	26,672	(199,141)	—
Capital expenditures	(38,113)	—	(10,278)	(21,739)	—	(70,130)
Net cash from (for) investing activities	27,153	221,687	(124,762)	4,933	(199,141)	(70,130)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(112,000)	—	—	—	—	(112,000)
Term debt borrowings	693,247	489,357	15,334	—	—	1,197,938
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	697,813	(695,063)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,309,822)	(8,532)	(207,600)	—	—	(1,525,954)
Distributions (paid) received	(23,892)	96	—	—	—	(23,796)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(33,859)	(19,608)	(10,287)	—	—	(63,754)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(88,513)	(158,496)	121,583	(2,750)	—	(128,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	433	—	—	433
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	6,000	(1,078)	6,589	238	—	11,749
Balance, beginning of year	—	4,040	3,313	16,577	—	23,930
Balance, end of year	$6,000	$2,962	$9,902	$16,815	$—	$35,679

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 27, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH (FOR) FROM OPERATING ACTIVITIES	$141,927	$20,669	$15,290	$111,017	$(121,237)	$167,666
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(33,632)	(34,976)	—	(52,629)	121,237	—
Sale of Canadian real estate	—	—	53,831	—	—	53,831
Capital expenditures	(22,260)	—	(4,762)	(54,907)	—	(81,929)
Net cash from (for) investing activities	(55,892)	(34,976)	49,069	(107,536)	121,237	(28,098)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	61,200	—	—	—	—	61,200
Intercompany term debt (payments) receipts	7,250	(4,500)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(119,010)	—	(55,876)	—	—	(174,886)
Distributions (paid) received	(27,781)	177	—	—	—	(27,604)
Return of capital	—	18,718	(18,718)	—	—	—
Payment of debt issuance costs	(7,694)	—	—	—	—	(7,694)
Net cash from (for) financing activities	(86,035)	14,395	(74,594)	(2,750)	—	(148,984)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,364	—	—	1,364
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	88	(8,871)	731	—	(8,052)
Balance, beginning of year	—	3,952	12,184	15,846	—	31,982
Balance, end of year	$—	$4,040	$3,313	$16,577	$—	$23,930

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

Aside from attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level, but rather at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the interim co-principal financial officers, the park general managers, and two executive vice presidents, who report directly to the CEO and to whom our park general managers report.

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
In the second quarter of 2011, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The table below sets forth a reconciliation of adjusted EBITDA to net income for the three, six, and twelve-month periods ended June 26, 2011 and June 27, 2010.

	Three months ended		Six months ended		Twelve months ended
	6/26/2011	6/27/2010	6/26/2011	6/27/2010	6/26/2011	6/27/2010
	(In thousands )
Net income (loss)	$4,666	$(4,215)	$(80,026)	$(44,148)	$(67,445)	$37,174
Interest expense	42,185	32,785	83,297	62,399	171,183	127,294
Interest income	(7)	(3)	(88)	(38)	(1,204)	(59)
Provision (benefit) for taxes	3,765	7,158	(15,834)	(50,597)	38,008	(6,309)
Depreciation and amortization	42,764	43,989	46,554	47,878	125,472	133,432
EBITDA	93,373	79,714	33,903	15,494	266,014	291,532
Loss on early extinguishment of debt	—	—	—	—	35,289	—
Net effect of swaps	(1,432)	2,034	455	9,609	9,040	18,779
Unrealized foreign currency (gain) loss on Notes	2,831	—	(4,090)	—	(21,554)	—
Non-cash option expense (income)	—	—	(228)	(10)	(307)	(495)
Loss on impairment of goodwill and other intangibles	—	1,390	—	1,390	903	5,890
Loss on impairment/retirement of fixed assets, net	—	—	196	—	62,948	214
Gain on sale of other assets	—	—	—	—	—	(23,098)
Terminated merger costs	80	6,442	80	10,267	188	15,886
Refinancing costs	161	2,517	1,150	2,517	(1,367)	2,517
Licensing dispute settlement costs	—	—	—	—	—	1,980
Class action settlement costs	—	—	—	276	—	9,754
Other non-recurring items (as defined)	847	—	5,271	—	5,271	—
Adjusted EBITDA (1)	$95,860	$92,097	$36,737	$39,543	$356,425	$322,959

(1) As permitted by and defined in the Amended 2010 Credit Agreement

Results of Operations:

Six Months Ended June 26, 2011 -

The following table presents key financial information for the six months ended June 26, 2011 and June 27, 2010:

	Six months ended	Six months ended	Increase (Decrease)
	6/26/2011	6/27/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$311,359	$302,903	$8,456	2.8%
Operating costs and expenses	279,477	276,414	3,063	1.1%
Depreciation and amortization	46,554	47,878	(1,324)	(2.8)%
Loss on impairment of goodwill and other intangibles	—	1,390	(1,390)	N/M
Loss on impairment / retirement of fixed assets, net	196	—	196	N/M
Operating loss	$(14,868)	$(22,779)	$7,911	(34.7)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$36,737	$39,543	$(2,806)	(7.1)%
Cash operating costs	$279,705	$276,424	$3,281	1.2%
Attendance	7,181	7,116	65	0.9%
Per capita spending	$38.92	$38.50	$0.42	1.1%
Out-of-park revenues	$38,743	$37,586	$1,157	3.1%

Net revenues for the six months ended June 26, 2011 increased $8.5 million to $311.4 million from $302.9 million during the six months ended June 27, 2010. The increase in revenues reflects an increase of 65,000 visits in combined attendance through the first six months of 2011 when compared with the same period a year ago, largely due to an increase in season-pass visits (up more than 370,000 visits year-over-year). The increase in season pass visits was the direct result of an increased marketing focus toward season passes at several of our parks, resulting in a significant increase in the number of season passes sold, particularly in the western region.

The increase in revenues also reflects a 1%, or $0.42, increase in average in-park guest per capita spending during the first six months of the year when compared with the first six months of 2010, and a 3%, or $1.2 million, increase in out-of-park revenues from the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. For this year's six-month period, average in-park per capita spending increased in all regions when compared to last year's first six months. In addition, the increase in revenues for the first six months of the year reflects the impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($1.8 million) during the period.

For the six-month period in 2011, costs and expenses increased 1%, or $3.1 million, to $279.5 million from $276.4 million for the same period in 2010, the net result of a $1.0 million increase in cost of goods sold, a $6.4 million increase in operating expenses and a $4.3 million decrease in selling, general and administrative costs. The 3% increase in operating expenses is primarily attributable to timing differences through the first half of the year compared to last year in maintenance costs ($2.6 million unfavorable) and operating supplies ($1.6 million unfavorable), as well as higher wage costs ($1.7 million). The increase in wages is largely the result of increased seasonal staffing levels versus seasonal staffing levels during the first half of 2010. The decrease in selling, general and administrative costs in the period principally reflects the impact of costs from the terminated merger with Apollo during the first half of 2010 ($10.5 million), offset by legal and professional costs incurred in the current period ($5.3 million), including litigation expenses and costs for SEC compliance matters related to Special Meeting requests. In addition, the overall increase in costs and expenses reflects the negative impact of exchange rates on our Canadian operations ($1.4 million) during the first half of the year.

Depreciation and amortization expense for the period decreased $1.3 million, due in large part to the impairment charge taken on the fixed assets of California's Great America at the end of 2010. For the six-month period of 2011, the loss on impairment/

retirement of fixed assets was $0.2 million, reflecting the retirement of fixed assets in the normal course of business at two of our properties. During the second quarter of 2010, we recognized a $1.4 million non-cash charge for the impairment of trade-names originally recorded at the time of the PPI acquisition. After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, the operating loss for the period decreased $7.9 million to $14.9 million in the first half of 2011 from an operating loss of $22.8 million in the first half of 2010.

As a result of the July 2010 refinancing of our debt, as well as the February 2011 amendment to our credit agreement (as further discussed in the "Liquidity and Capital Resources" section), interest-rate spreads, and to a lesser extent long-term borrowings, were higher during the first six months of 2011 compared with the same period in 2010, causing an increase in interest expense. Based on higher interest-rate spreads and somewhat higher long-term borrowings, interest expense for the six-month period in 2011 increased $20.9 million to $83.3 million compared with $62.4 million for the same period a year ago.

The net effect of our swaps decreased $9.1 million between the six month periods, resulting in a non-cash charge to earnings of $0.5 million, for this year's first half, as compared with a $9.6 million non-cash charge to earnings in last year's first half. The difference reflects the regularly scheduled amortization of amounts in Accumulated other comprehensive income ("AOCI") related to the swaps, which were largely offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current year-to-date period, we also recognized a $3.8 million net benefit to earnings for unrealized/realized foreign currency gains, which included a $4.1 million unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

During the first half of 2011, a benefit for taxes of $15.8 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $50.6 million benefit for taxes for the same six-month period in 2010. The year-over-year variation in the tax benefit recorded through the first six months of the year is primarily due to a lower estimated annual effective tax rate for the 2011 year, which was impacted by lower expected foreign taxes for 2011 and the related favorable adjustment to the foreign tax credit valuation allowance. Actual cash taxes paid or payable are estimated to be between $8-10 million for the 2011 calendar year.

After interest expense and the benefit for taxes, the net loss for the six months ended June 26, 2011 totaled $80.0 million, or $1.45 per diluted limited partner unit, compared with a net loss of $44.1 million, or $0.80 per unit, for the same period a year ago.

For the six-month period, adjusted EBITDA (as defined in the Amended 2010 Credit Agreement), which management believes is a meaningful measure of the company's park-level operating results, decreased $2.8 million to $36.7 million compared with $39.5 million during the same period a year ago. The decrease in adjusted EBITDA was primarily the result of the incremental operating costs, which were largely offset by the increase in net revenues year-over-year for the first six months. For additional information regarding adjusted EBITDA, including how we define adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 31-32.

Second Quarter -

The following table presents key financial information for the three months ended June 26, 2011 and June 27, 2010:

	Three months ended	Three months ended	Increase (Decrease)
	6/26/2011	6/27/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$284,490	$275,587	$8,903	3.2%
Operating costs and expenses	189,322	192,430	(3,108)	(1.6)%
Depreciation and amortization	42,764	43,989	(1,225)	(2.8)%
Loss on impairment of goodwill and other intangibles	—	1,390	(1,390)	N/M
Operating income	$52,404	$37,778	$14,626	38.7%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$95,860	$92,097	$3,763	4.1%
Adjusted EBITDA margin	33.7%	33.4%	—	0.3%
Cash operating costs	$189,322	$192,430	$(3,108)	(1.6)%
Attendance	6,725	6,632	93	1.4%
Per capita spending	$38.95	$38.56	$0.39	1.0%
Out-of-park revenues	$28,752	$27,761	$991	3.6%

For the quarter ended June 26, 2011, net revenues increased 3%, or $8.9 million, to $284.5 million from $275.6 million in 2010. This increase reflects a 1% increase in combined attendance, a 4%, or $1.0 million, increase in out-of-park revenues, and a 1% increase in average in-park per capita spending. As mentioned in the six-month discussion above, the increases in attendance and revenue were primarily due to an increase in season-pass sales and visits during the quarter, particularly in our western region.

Costs and expenses for the quarter decreased 2%, or $3.1 million, to $189.3 million from $192.4 million in the first quarter of 2010, the net result of a $0.8 million increase in cost of goods sold, a $4.0 million increase in operating expenses and a $7.9 million decrease in selling, general and administrative costs. The 3% increase in operating expenses is primarily attributable to timing differences during the current quarter compared to last year in maintenance costs ($1.2 million unfavorable) and operating supplies ($0.3 million unfavorable), as well as higher wage costs ($1.2 million). The increase in wages is largely the result of increased seasonal staffing levels versus seasonal staffing levels during the second quarter of 2010. The decrease in selling, general and administrative costs in the quarter reflects the impact of costs from the terminated Apollo merger ($6.4 million) and our debt refinancing ($2.5 million) incurred during the second quarter of 2010 ($6.4 million), offset by legal and professional costs incurred during the second quarter of 2011 ($0.8 million), including litigation expenses and costs for SEC compliance matters related to Special Meeting requests. In addition, the overall increase in costs and expenses reflects the negative impact of exchange rates on our Canadian operations ($1.0 million) during the first half of the year.

Interest expense for the second quarter of 2011 was $42.2 million, representing a $9.4 million increase from the interest expense for the second quarter of 2010. As mentioned in the six month discussion above, as a result of the July 2010 refinancing of our debt, as well as the February 2011 amendment to our credit agreement, interest rates and long-term borrowings were higher during the second quarter of 2011 compared with the same period in 2010, causing an increase in interest expense.

During the second quarter, the net effect of our swaps decreased $3.5 million resulting in a non-cash benefit to earnings of $1.4 million in the second quarter, reflecting the regularly scheduled amortization of amounts in Accumulated other comprehensive income ("AOCI") related to the swaps, as well as gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the 2011 second quarter, we also recognized a $3.0 million net charge to earnings for unrealized/realized foreign currency losses, $2.8 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

During the quarter, a provision for taxes of $3.8 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $7.2 million in the same period a year ago. The variation in the tax provision (benefit) recorded between periods is due primarily to the lower estimated annual effective tax rate for the 2011 year as discussed in the six month section above. After interest expense and the provision for taxes, net income for the quarter totaled $4.7 million, or $0.08 per diluted limited partner unit, compared with a net loss of $4.2 million, or $0.08 per unit, for the second quarter a year ago.

For the current quarter, adjusted EBITDA increased 4% to $95.9 million from $92.1 million in 2010, while our adjusted EBITDA margin (adjusted EBITDA divided by net revenues) increased 30 basis points to 33.7% compared to 33.4%. The $3.8 million increase in adjusted EBITDA was primarily due to the incremental net revenues resulting from the increases in combined attendance, average guest per capita spending and out-of-park revenues. Partially offsetting these gains were higher park-level operating costs during the period. For additional information regarding adjusted EBITDA, including how we define adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 31-32.

Twelve Months Ended June 26, 2011 -

The following table presents key financial information for the twelve months ended June 26, 2011 and June 27, 2010:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	6/26/2011	6/27/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$986,048	$928,386	$57,662	6.2%
Operating costs and expenses	635,085	633,587	1,498	0.2%
Depreciation and amortization	125,472	133,432	(7,960)	(6.0)%
Loss on impairment of goodwill and other intangibles	903	5,890	(4,987)	(84.7)%
Loss on impairment/retirement of fixed assets	62,948	214	62,734	N/M
Gain on sale of assets	—	(23,098)	23,098	N/M
Operating income	$161,640	$178,361	$(16,721)	(9.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$356,425	$322,959	$33,466	10.4%
Adjusted EBITDA margin	36.1%	34.8%	—	1.4%
Cash operating costs	$635,392	$634,577	$815	0.1%
Attendance	22,859	21,613	1,246	5.8%
Per capita spending	$39.34	$39.23	$0.11	0.3%
Out-of-park revenues	$109,972	$103,612	$6,360	6.1%

Net revenues for the twelve months ended June 26, 2011, were $986.0 million compared with $928.4 million for the twelve months ended June 27, 2010. The increase of $57.6 million in net revenues reflects a 6%, or 1.2 million-visit, increase in combined attendance, a 6%, or $6.4 million, increase in out-of-park revenues, including our resort hotels, and a less than 1%, or $0.11, increase in average in-park guest per capita spending. The improved attendance for the current twelve-month period relative to the prior twelve month period reflects strong attendance figures in the second half of the 2010 season and the first half of 2011, largely due to increases in season passes sold and season-pass visits, particularly at our parks in the southern and western regions. In addition, attendance in the trailing twelve months ended June 26, 2011 benefited from an increase in group sales business as many of our parks saw the return of numerous bookings that were lost in 2009, as well as favorable weather conditions throughout much of the second half of 2010 and the first half of 2011 when compared to the second half of 2009 and the first half of 2010. Revenues for the period also benefited from the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $6.5 million).

When comparing the two twelve-month periods, costs and expenses increased $1.5 million, or less than 1%, to $635.1 million from $633.6 million for the same period a year ago, while depreciation and amortization expense decreased $8.0 million, or 6%, between periods. The decrease in depreciation and amortization expense reflects the accelerated amortization in the fourth quarter of 2009 of the intangible asset related to the Nickelodeon licensing agreement that was not renewed at the end of 2009.

During the second and fourth quarters of 2010, we recognized non-cash charges of $1.4 million and $0.9 million, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with a non-cash charge of $4.5 million for the impairment of trade-names in the fourth quarter of 2009. Additionally, in the fourth quarter of 2010 we recognized a non-cash charge of $62.0 million at California's Great America for the partial impairment of the park's fixed assets and a $0.8 million charge for asset retirements across all properties.

The comparison of operating income between periods is also affected by a $23.1 million gain on the sale of other assets in 2009. In late August of 2009, we completed the sale of 87 acres of surplus land at Canada's Wonderland to the Vaughan Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during 2009. Due to this gain and the other reasons mentioned above, operating income for the twelve months ended June 26, 2011 decreased $16.7 million to $161.6 million compared with $178.4 million for the same period a year ago.

As a result of the July 2010 debt refinancing, as well as the February 2011 amendment to the credit agreement, interest-rate spreads and long-term borrowings were higher during the current trailing-twelve-month period than the same period a year ago. Based on the higher interest rates and long-term borrowings, interest expense for the period increased $43.9 million to $171.2 million from $127.3 million for the same period a year ago. Also as the result of the July 2010 refinancing, a $35.3 million loss on the early extinguishment of debt was recognized and recorded in the statement of operations.

The net effect of our swaps decreased $9.7 million between periods, resulting in a non-cash charge to earnings of $9.0 million for the last twelve months and reflecting the regularly scheduled amortization of amounts in Accumulated other comprehensive income ("AOCI") related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the last twelve month period, we also recognized a $24.4 million benefit to earnings for unrealized/realized foreign currency gains, $21.6 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.

A net provision for taxes of $38.0 million was recorded to account for the tax attributes of our corporate subsidiaries and publicly traded partnership (PTP) taxes during the twelve-month period ended June 26, 2011, compared with a net benefit for taxes of $6.3 million during the same twelve-month period a year ago. The variation in the tax provision (benefit) recorded between periods is due primarily to the lower estimated annual effective tax rate for the 2011 year, as noted above in our discussion of six-month operating results.

After interest expense and provision for taxes, net loss for the twelve months ended June 26, 2011 was $67.4 million, or $1.22 per diluted limited partner unit, compared with net income of $37.2 million, or $0.67 per diluted limited partner unit, for the twelve months ended June 27, 2010.

For the twelve-month period ended June 26, 2011, adjusted EBITDA increased $33.5 million, or 10%, to $356.4 million, while our adjusted EBITDA margin (adjusted EBITDA divided by net revenues) increased 130 basis points to 36.1% compared to 34.8% in 2010. This increase was largely the result of increased attendance in the second half of 2010 and first half of 2011, as well as continued disciplined cost containment over the last twelve months. For additional information regarding adjusted EBITDA, including how we define adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 31-32.
July 2011 -

Based on preliminary July results, revenues for the first seven months of the year increased approximately $24 million to $611 million from $587 million for the same period a year ago, on a comparable number of operating days. The revenue increase reflects a 3% increase in attendance to 13.8 million visitors from 13.4 million through the first seven months of 2010 and a 1% increase in average in-park guest per capita spending. Over this same period, out-of-park revenues increased approximately $2 million, or 3%, to $66 million, driven primarily by improved occupancy levels at our resort properties.

Over the past five weeks, consolidated revenues were up 6%, or approximately $18 million. This increase was largely the result of a 5%, or 314,000-visit, increase in combined attendance and a $0.8 million increase in out-of-park revenues. Over the same five-week period, average in-park guest per capita spending continued to trend up roughly 2% over last year.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2011 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 2.3 at June 26, 2011 reflects the impact of our seasonal business, as well as current derivative liabilities of approximately $78 million which will settle in the next twelve months. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and capital expenditures.

In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount (OID) to yield 9.375%. Concurrently with this offering, we entered into a new $1,435 million credit agreement (the "2010 Credit Agreement"), which included a new $1,175 million senior secured term loan facility and a new $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with proceeds from the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our existing credit facilities.

In February 2011, we amended the 2010 Credit Agreement (as so amended, the "Amended 2010 Credit Agreement"), including to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. Under the Amended 2010 Credit Agreement, the extended U.S. term loan amortizes at $11.8 million per year, is scheduled to mature in December of 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.
The Amended 2010 Credit Agreement also includes a $260 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit.
At the end of the quarter, we had a total of $1,177.1 million of variable-rate term debt, $399.8 million of fixed-rate debt (including OID), $85.0 million in outstanding borrowings under our revolving credit facility, and cash on hand of $35.7 million. After letters of credit, which totaled $15.7 million at June 26, 2011, we had $159.3 million of available borrowings under the revolving credit facility under the Amended 2010 Credit Agreement. Of our total term debt outstanding at the end of the second quarter, $11.8 million is scheduled to mature within the next twelve months.
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
In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on the interest rate swaps, which mature in October 2011, is 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued to be deemed ineffective through June 26, 2011. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and through the first two quarters of 2011. The fair market value of these instruments at June 26, 2011 was a $20.2 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at June 26, 2011 was a $53.1 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet.
Based on the change in currency exchange rates from the time we originally entered into the cross-currency swap agreements in 2007, the termination liability of the swaps has increased steadily over time. In order to protect ourselves from further downside risk to the swaps' termination value, in May 2011 we entered into several foreign currency swap agreements to fix the exchange rate on 50% of the liability. In July 2011, we fixed the exchange rate on another 25% of the swap liability, leaving only 25% exposed to further fluctuations in currency exchange rates. The fair market value of the foreign currency swap agreements in place as of June 26, 2011 was a liability of $4.3 million, which was recorded in "Current derivative liability" on the condensed consolidated balance sheet. Based on currency exchange rates in place at the end of the second quarter of 2011 and the exchange rates locked into by the foreign currency swap agreements, we estimate the cash termination costs of the cross-currency swaps will total approximately $55 million in February 2012.
The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25% as of June 26, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of June 26, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Interest Rate
	$200,000	5.64%	$257,000	7.31%
	200,000	5.64%	175	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$257,175	7.31%

In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to our credit agreement, the LIBOR floor on the term loan portion of our credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the September 2010 swaps as of the end of February 2011.
In order to monetize the difference in the LIBOR floors, in March 2011 we entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, will effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%.
On May 2, 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at June 26, 2011 was a liability of $16.8 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.

The following table presents our September 2010 swaps, March 2011 swaps, and May 2011 forward-starting swaps, which become effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their effective fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the second quarter of 2011, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Beginning with the fourth quarter of 2011, this ratio will decrease to 6.0x consolidated total debt (excluding the revolving debt)-to Consolidated EBITDA, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. Based on our trailing-twelve-month results ending June 26, 2011, our Consolidated Leverage Ratio was 4.42x, providing $104.1 million of EBITDA cushion on the ratio at the end of the second quarter. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of June 26, 2011.
The Amended 2010 Credit Agreement also includes provisions that allow us to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. The restricted payment limitation in place under the agreement during 2010 and prior to the recent amendment capped the annual amount of permitted restricted payments at $20 million. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x, measured on a trailing-twelve-month quarterly basis.
The terms of the indenture governing our notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2011 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on May 5, 2011, we announced the declaration of a distribution of $0.10 per limited partner unit, which was paid on June 15, 2011.
In addition to the above, among other covenants and provisions, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of June 26, 2011, we were well within compliance of this requirement.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.7 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 26, 2011. We have no other significant off-balance sheet financing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from fluctuations in interest rates, and to a lesser extent in currency exchange rates on our operations in Canada and, from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.
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
After considering the impact of interest rate swap agreements, at June 26, 2011, $1,656.9 million of our outstanding long-term debt represented fixed-rate debt and $4.9 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $68 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $9 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.8 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the interim co-principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 26, 2011, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and interim co-principal financial officers. Based upon that evaluation, the Chief Executive Officer and interim co-principal financial officers concluded that the Partnership’s disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2011 second-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believes that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions have been combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. The legal briefing in the case was completed on June 24, 2011 and the case is now before the Court awaiting a decision. The Partnership does not expect the arbitration ruling or the pending lawsuit to materially affect its financial results in future periods.

Q Funding III, L.P. and Q4 Funding, L.P. vs. Cedar Fair Management, Inc.

On October 14, 2010, Q Funding III, L.P. and Q4 Funding, L.P. (together, "Q Funding"), both Cedar Fair, L.P. unitholders, commenced an action in the Delaware Court of Chancery against Cedar Fair Management, Inc. ("CFMI") and Cedar Fair, L.P. The complaint alleges, among other things, that CFMI breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of CFMI. Q Funding seeks, among other things, (i) a declaratory judgment that under the terms of the Partnership Agreement, all unitholders, including Q Funding, have the right to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI, and (ii) injunctive relief precluding the Company or its representatives from taking any action to interfere with unitholders’ rights to nominate and solicit proxies in support of candidates for election as directors to the Board of CFMI at the 2011 annual meeting of Cedar Fair unitholders and subsequent annual meetings of the Cedar Fair unitholders. The Partnership filed an answer denying the allegations as set forth in the complaint and the Partnership and Q Funding thereafter engaged in discovery. On March 9, 2011, Q Funding requested a suspension of the litigation scheduled in the nomination rights action and requested that the evidentiary hearing, which was originally scheduled for April 21, 2011, be removed from the Court's calendar. The Partnership supported Q Funding's request and the evidentiary hearing has since been postponed. On April 20, 2011, Q Funding filed a motion for leave to amend and supplement its original complaint to include an additional allegation of breach of fiduciary duty regarding to disclosures contained in the Partnership's 2004 Proxy Statement. The Partnership filed its Answer to the Amended Complaint denying the claims on May 23, 2011.

On March 17, 2011, Q Funding commenced an action in the Delaware Court of Chancery against CFMI and Cedar Fair, L.P. seeking declaratory and injunctive relief directing the Partnership to schedule a special meeting of Cedar Fair's unitholders to consider an amendment proposed by plaintiffs to Cedar Fair's Partnership Agreement relating to unitholder nomination rights. On April 13, 2011, the Partnership filed a motion to dismiss the action. A briefing schedule on the motion to dismiss has not yet been set. On May 3, 2011 the Partnership filed a definitive proxy with the Securities and Exchange Commission which set a record date of April 11, 2011 and a special meeting of the Partnership's unitholders was held on June 2, 2011. Q Funding voluntarily dismissed the suit on June 14, 2011.

On June 14, 2011, Q Funding commenced an action in Delaware Chancery Court against CFMI and Cedar Fair L.P. seeking declaratory and injunctive relief relating to plaintiffs' May 17, 2011 request for a special meeting of Cedar Fair's unitholders to consider, among other things, a proposal to remove CFMI as the general partner of Cedar Fair and to amend the Partnership Agreement to allow unitholders to nominate directors for election to the board of directors of the general partner. This new lawsuit was filed in response to defendants' June 10, 2011 denial of plaintiffs' May 17 special meeting request on the grounds that, as required by the Partnership Agreement, the request failed to: (i) identify and provide adequate information regarding the successor general partner; (ii) provide an opinion of counsel that the removal of CFMI as the general partner of Cedar Fair and the selection and admission of a successor general partner will not result in the loss of limited liability for any limited partner or cause Cedar Fair to be treated as an association taxable as a corporation for federal income tax purposes; and (iii) provide specific language for the proposed amendment to the Partnership Agreement. Q Funding has provided the required legal opinions but has not provided the remainder of the required information. The Partnership has not yet filed an answer and the case is still pending in the Delaware Court. A scheduling conference with the Court is set for mid August.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS

Exhibit (10.1)
Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.

Exhibit (10.2)
Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and H. Philip Bender, dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011.

Exhibit (10.3)	Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Robert A. Decker, dated June 27, 2011.

Exhibit (10.4)
Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Richard Zimmerman, dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 28, 2011.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Interim Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.3)	Certification of Interim Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 5, 2011	/s/ Richard L. Kinzel
Richard L. Kinzel
Chief Executive Officer

Date:	August 5, 2011	/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (10.1)
Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.

Exhibit (10.2)
Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and H. Philip Bender, dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 28, 2011.

Exhibit (10.3)	Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Robert A. Decker, dated June 27, 2011.

Exhibit (10.4)
Amended and Restated Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Richard Zimmerman, dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 28, 2011.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Interim Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.3)	Certification of Interim Co-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes