Form 10-Q
period 2011-09-25
CEDAR FAIR L P
filed 2011-11-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of November 1, 2011
Units Representing Limited Partner Interests	55,345,858

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/25/2011	12/31/2010	9/26/2010
ASSETS
Current Assets:
Cash and cash equivalents	$96,312	$9,765	$61,701
Receivables	38,539	12,340	34,764
Inventories	36,946	32,142	34,930
Current deferred tax asset	5,874	5,874	6,725
Prepaid insurance	2,155	5,009	842
Other current assets	7,144	5,204	5,657
	186,970	70,334	144,619
Property and Equipment:
Land	311,877	309,980	307,139
Land improvements	332,853	324,734	335,210
Buildings	578,249	575,725	593,601
Rides and equipment	1,437,590	1,398,403	1,426,720
Construction in progress	17,315	16,746	4,544
	2,677,884	2,625,588	2,667,214
Less accumulated depreciation	(1,044,353)	(948,947)	(933,247)
	1,633,531	1,676,641	1,733,967
Goodwill	242,149	246,259	242,374
Other Intangibles, net	40,067	40,632	41,000
Other Assets	56,622	48,578	41,528
	$2,159,339	$2,082,444	$2,203,488
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	—	11,750
Accounts payable	28,458	10,787	24,841
Deferred revenue	32,694	26,328	27,437
Accrued interest	13,968	20,409	16,219
Accrued taxes	33,093	15,144	29,314
Accrued salaries, wages and benefits	41,109	18,220	29,234
Self-insurance reserves	21,942	21,487	21,631
Current derivative liability	59,366	47,986	—
Other accrued liabilities	12,247	8,491	11,885
	242,877	168,852	172,311
Deferred Tax Liability	125,588	131,830	153,563
Derivative Liability	33,835	54,517	110,940
Other Liabilities	2,872	10,406	6,662
Long-Term Debt:
Revolving credit loans	—	23,200	—
Term debt	1,156,100	1,157,062	1,163,250
Notes	400,154	399,441	399,434
	1,556,254	1,579,703	1,562,684
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	(1)	(1)
Limited partners, 55,346, 55,334 and 55,331 units outstanding at September 25, 2011, December 31, 2010 and September 26, 2010, respectively	221,611	165,555	242,239
Accumulated other comprehensive loss	(28,988)	(33,708)	(50,200)
	197,913	137,136	197,328
	$2,159,339	$2,082,444	$2,203,488

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/25/2011	9/26/2010	9/25/2011	9/26/2010	9/25/2011	9/26/2010
Net revenues:
Admissions	$333,924	$320,920	$505,155	$488,391	$585,526	$553,331
Food, merchandise and games	191,494	183,268	307,265	296,030	348,591	329,344
Accommodations and other	46,850	40,812	71,207	63,482	79,199	70,798
	572,268	545,000	883,627	847,903	1,013,316	953,473
Costs and expenses:
Cost of food, merchandise and games revenues	48,758	45,591	79,981	75,822	90,778	86,387
Operating expenses	161,452	152,314	351,558	336,005	426,955	403,015
Selling, general and administrative	51,978	48,443	110,126	110,935	133,192	135,087
Depreciation and amortization	62,619	63,746	109,173	111,624	124,345	130,765
Loss on impairment of goodwill and other intangibles	—	—	—	1,390	903	5,890
Loss on impairment / retirement of fixed assets, net	880	319	1,076	319	63,509	345
	325,687	310,413	651,914	636,095	839,682	761,489
Operating income	246,581	234,587	231,713	211,808	173,634	191,984
Interest expense	41,353	41,487	124,650	103,886	171,049	137,598
Net effect of swaps	(3,962)	3,306	(3,507)	12,915	1,772	19,001
Loss on early debt extinguishment	—	35,289	—	35,289	—	35,289
Unrealized/realized foreign currency (gain) loss	18,549	(8,178)	14,704	(8,182)	2,323	(8,139)
Other (income) expense	(250)	(1,042)	835	(1,080)	761	(1,166)
Income (loss) before taxes	190,891	163,725	95,031	68,980	(2,271)	9,401
Provision (benefit) for taxes	38,161	87,977	22,327	37,380	(11,808)	4,093
Net income	152,730	75,748	72,704	31,600	9,537	5,308
Net income (loss) allocated to general partner	2	—	1	—	1	(1)
Net income allocated to limited partners	$152,728	$75,748	$72,703	$31,600	$9,536	$5,309
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,346	55,328	55,345	55,310	55,342	55,284
Net income per limited partner unit	$2.76	$1.37	$1.31	$0.57	$0.17	$0.10
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,828	55,772	55,847	55,803	55,886	55,837
Net income per limited partner unit	$2.74	$1.36	$1.30	$0.57	$0.17	$0.10
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2011
(In thousands)

Nine months ended
9/25/11
Limited Partnership Units Outstanding
Beginning balance	55,334
Limited partnership unit options exercised	—
Issuance of limited partnership units as compensation	12
55,346
Limited Partners’ Equity
Beginning balance	$165,555
Net income	72,703
Partnership distribution declared ($0.30 per limited partnership unit)	(16,604)
Expense (income) recognized for limited partnership unit options	(228)
Tax effect of units involved in option exercises and treasury unit transactions	5
Issuance of limited partnership units as compensation	180
221,611
General Partner’s Equity
Beginning balance	(1)
Net income	1
—
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(4,053)
Current period activity, net of tax $986	2,354
(1,699)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(29,655)
Current period activity, net of tax $5,256	2,366
(27,289)
(28,988)
Total Partners’ Equity	$197,913
Summary of Comprehensive Income (Loss)
Net income	$72,704
Other comprehensive income	4,720
Total Comprehensive Income (Loss)	$77,424

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended		Twelve months ended
	9/25/2011	9/26/2010	9/25/2011	9/26/2010
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	72,704	31,600	$9,537	$5,308
Adjustments to reconcile net income to net cash from (for) operating activities:
Non-cash expense	130,105	107,562	138,905	128,572
Loss on early extinguishment of debt	—	35,289	—	35,289
Loss on impairment of goodwill and other intangibles	—	1,390	903	5,890
Loss on impairment / retirement of fixed assets, net	1,076	319	63,509	345
Net effect of swaps	(3,507)	12,915	1,772	19,001
Net change in working capital	30,463	12,142	10,604	(21,435)
Net change in other assets/liabilities	(8,476)	9,894	(31,006)	(3,783)
Net cash from operating activities	222,365	211,111	194,224	169,187
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(72,880)	(59,669)	(84,914)	(75,609)
Net cash (for) investing activities	(72,880)	(59,669)	(84,914)	(75,609)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(23,200)	(86,300)	—	—
Term debt borrowings	22,938	1,175,000	22,938	1,175,000
Note borrowings	—	399,383	—	399,383
Term debt payments, including early termination penalties	(23,900)	(1,548,952)	(41,838)	(1,609,066)
Distributions paid to partners	(16,604)	—	(30,438)	(13,802)
Exercise of limited partnership unit options	—	—	7	—
Payment of debt issuance costs	(20,490)	(40,997)	(22,757)	(40,997)
Net cash (for) financing activities	(61,256)	(101,866)	(72,088)	(89,482)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,682)	197	(2,611)	1,402
CASH AND CASH EQUIVALENTS
Net increase for the period	86,547	49,773	34,611	5,498
Balance, beginning of period	9,765	11,928	61,701	56,203
Balance, end of period	$96,312	$61,701	$96,312	$61,701
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$124,875	$89,210	$165,480	$126,557
Interest capitalized	868	1,200	1,011	1,713
Cash payments for income taxes	6,020	16,331	8,763	21,888
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 25, 2011 AND SEPTEMBER 26, 2010
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 25, 2011 and September 26, 2010 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 25, 2011 include actual 2010 season operating results, they may not be indicative of 2011 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 25, 2011 and September 26, 2010 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2010, which were included in the Form 10-K filed on March 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment / retirement of fixed assets, net" on the condensed consolidated statement of operations.

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
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 25, 2011 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2010	$326,127	$(79,868)	$246,259
Foreign currency translation	(4,110)	—	(4,110)
September 25, 2011	$322,017	$(79,868)	$242,149

At September 25, 2011, December 31, 2010, and September 26, 2010 the Partnership’s other intangible assets consisted of the following:

September 25, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,645	$—	$39,645
License / franchise agreements	734	312	422
Non-compete agreements	200	200	—
Total other intangible assets	$40,579	$512	$40,067

December 31, 2010
(In thousands)
Other intangible assets:
Trade names	$40,227	$—	$40,227
License / franchise agreements	13,569	13,184	385
Non-compete agreements	200	180	20
Total other intangible assets	$53,996	$13,364	$40,632

September 26, 2010
(In thousands)
Other intangible assets:
Trade names	$40,580	$—	$40,580
License / franchise agreements	13,564	13,174	390
Non-compete agreements	200	170	30
Total other intangible assets	$54,344	$13,344	$41,000
Amortization expense of other intangible assets for the nine months ended September 25, 2011 and September 26, 2010 was $49,000 and $53,000, respectively. The estimated amortization expense for the remainder of 2011 is $9,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2012 through 2015.

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

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) including to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. As the result of an optional $18.0 million debt prepayment made in August 2011, the Partnership has no term-debt principal payments due within the next twelve months.

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

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio which is measured on a trailing-twelve month quarterly basis. Since the third quarter of 2010, this ratio has been set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA. Beginning with the fourth quarter of 2011, this ratio will decrease to 6.0x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. As of September 25, 2011, the Partnership’s Consolidated Leverage Ratio was 4.25x, providing $117.4 million of consolidated EBITDA cushion on the ratio as of the end of the third quarter. The Partnership was in compliance with all other covenants as of September 25, 2011.

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
The Partnership has effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. These interest rate swap agreements are set to expire in October 2011. The Partnership has designated all of these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at September 25, 2011 was recorded as a liability of $4.8 million in “Current derivative liability” on the condensed consolidated balance sheet. As a part of the regular quarterly regression analysis testing of the effectiveness of these cash flow swaps, these swaps were deemed to be ineffective as of October 2009 and continued to be ineffective through September 25, 2011. As a result of this ineffectiveness, losses recorded in “Accumulated other comprehensive income” (AOCI) are being amortized through October 2011 (the original hedge period). The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, and was fully amortized as of September 25, 2011.
In 2007, the Partnership entered into two cross-currency swap agreements, which effectively converted $268.7 million of term debt at the time, and the associated interest payments, related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $37.7 million at September 25, 2011, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet. As a result of paying down underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer match. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $125,000 still remained to be amortized in AOCI as of September 25, 2011.

In May 2011, the Partnership entered into several foreign currency swap agreements to fix the exchange rate on approximately 50% of the termination payment associated with the cross-currency swap agreements due in February 2012 and in July 2011 the Partnership entered into another foreign currency swap agreement to fix the exchange rate on an additional 25% of the termination payment. The fair market value of these foreign currency swap agreements was a liability of $16.8 million at September 25, 2011, which was recorded in "Current derivative liability" on the condensed consolidated balance sheet. The Partnership did not seek hedge accounting treatment on these foreign currency swaps, and as such, changes in fair value of the swaps flow directly through earnings along with changes in fair value on the related, de-designated cross-currency swaps.
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015, $6.4 million of which remained to be amortized in AOCI as of September 25, 2011.
On March 15, 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, will effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
On May 2, 2011, the Partnership entered into four additional forward-starting basis-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%.
The fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 forward-starting swaps at September 25, 2011 was a liability of $33.8 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 25, 2011	December 31, 2010	September 26, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$6,294	$—
Interest rate swaps	Current derivative liability	(4,797)	(47,986)	—
Interest rate swaps	Derivative Liability	(33,835)	—	(63,575)
Total derivatives designated as hedging instruments:		$(38,632)	$(41,692)	$(63,575)
Derivatives not designated as hedging instruments:
Foreign currency swaps	Current derivative liability	$(16,846)	$—	$—
Cross-currency swaps	Current derivative liability	(37,723)	—	—
Cross-currency swaps	Derivative Liability	—	(54,517)	(47,365)
Total derivatives not designated as hedging instruments:		$(54,569)	$(54,517)	$(47,365)
Net derivative liability		$(93,201)	$(96,209)	$(110,940)

The following table presents our existing fixed-rate swaps, which mature October 1, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25% as of September 25, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of September 25, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$256,000	7.31%
	200,000	5.64%	500	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$256,500	7.31%

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended September 25, 2011 and September 26, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	9/25/11	9/26/10		9/25/11	9/26/10		9/25/11	9/26/10
Interest rate swaps	$(17,085)	$(4,165)	Interest Expense	$—	$—	Net effect of swaps	$15,396	$8,951
Total	$(17,085)	$(4,165)		$—	$—		$15,396	$8,951

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/25/11	9/26/10
Cross-currency swaps (1)	Net effect of swaps	13,622	9
Foreign currency swaps	Net effect of swaps	(13,210)	—
		$412	$9

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $15.8 million of net gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $11.2 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.6 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a benefit to earnings for the quarter of $4.0 million recorded in “Net effect of swaps.”

For the three-month period ended September 26, 2010, in addition to the $9.0 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $12.2 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and $0.1 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $3.3 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the nine-month periods ended September 25, 2011 and September 26, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended		Nine months ended	Nine months ended		Nine months ended	Nine months ended
	9/25/11	9/26/10		9/25/11	9/26/10		9/25/11	9/26/10
Interest rate swaps	$(36,788)	$(4,165)	Interest Expense	$—	$—	Net effect of swaps	$43,190	$23,949
Total	$(36,788)	$(4,165)		$—	$—		$43,190	$23,949

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/25/11	9/26/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	15,582	(190)
Foreign currency swaps	Net effect of swaps	(17,516)	—
		$(5,276)	$(190)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $37.9 million of gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $33.9 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.5 million of foreign currency loss in the nine-month period related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a benefit to earnings for the nine-month period of $3.5 million recorded in “Net effect of swaps.”

For the nine month period ended September 26, 2010, in addition to the $23.8 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $38.7 million of expense representing the amortization of amounts in Accumulated OCI for the swaps and $2.0 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $12.9 million recorded in "Net effect of swaps." For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended September 25, 2011 and September 26, 2010:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	9/25/11	9/26/10		9/25/11	9/26/10		9/25/11	9/26/10
Interest rate swaps	$(26,329)	$(4,165)	Interest Expense	$—	$—	Net effect of swaps	$54,613	$32,349
Cross-currency swaps (2)	—	—	Interest Expense	—	—		N/A	N/A
Total	$(26,329)	$(4,165)		$—	$—		$54,613	$32,349

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		9/25/11	9/26/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	10,016	(9,349)
Foreign currency swaps	Net effect of swaps	(17,516)	—
		$(10,842)	$(9,349)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $43.8 million of gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $45.5 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.1 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended September 25, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $1.8 million recorded in “Net effect of swaps.”
For the twelve month period ending September 26, 2010, in addition to the $23.0 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $52.8 million of expense representing the amortization of amounts in AOCI for the swaps and a $10.8 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended September 26, 2010 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $19.0 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

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

The table below presents the balances of assets and liabilities measured at fair value as of September 25, 2011, December 31, 2010, and September 26, 2010 on a recurring basis:

	Total	Level 1	Level 2	Level 3
September 25, 2011
(In thousands)
Interest rate swap agreements (1)	$(33,835)	$—	$(33,835)	$—
Interest rate swap agreements (2)	(4,797)	—	(4,797)	—
Cross-currency swap agreements (2)	(37,723)	—	(37,723)	—
Foreign currency swap agreements (2)	(16,846)	—	(16,846)	—
Net derivative liability	$(93,201)	$—	$(93,201)	$—

December 31, 2010
Interest rate swap agreements (3)	$6,294	$—	$6,294	$—
Interest rate swap agreements (2)	(47,986)	—	(47,986)	—
Cross-currency swap agreements (1)	(54,517)	—	(54,517)	—
Net derivative liability	$(96,209)	$—	$(96,209)	$—

September 26, 2010
Interest rate swap agreements (1)	$(63,575)	$—	$(63,575)	$—
Cross-currency swap agreements (1)	(47,365)	—	(47,365)	—
Net derivative liability	$(110,940)	$—	$(110,940)	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet

(3)	Included in "Other assets" on the Unaudited Condensed Consolidated Balance Sheet

Fair values of the interest rate, cross-currency and foreign currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the net derivative liability by approximately $1.2 million as of September 25, 2011. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at September 25, 2011.

There were no assets measured at fair value on a non-recurring basis at September 25, 2011 or September 26, 2010. The table below presents the balances of assets measured at fair value as of December 31, 2010 on a non-recurring basis:

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
The fair value of term debt at September 25, 2011 was approximately $1,188.2 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value on its notes at September 25, 2011 was approximately $379.3 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/25/2011	9/26/2010	9/25/2011	9/26/2010	9/25/2011	9/26/2010
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,346	55,328	55,345	55,310	55,342	55,284
Effect of dilutive units:
Unit options	—	6	—	14	—	24
Phantom units	482	438	502	479	544	529
Diluted weighted average units outstanding	55,828	55,772	55,847	55,803	55,886	55,837
Net income per unit - basic	$2.76	$1.37	$1.31	$0.57	$0.17	$0.10
Net income per unit - diluted	$2.74	$1.36	$1.30	$0.57	$0.17	$0.10

The effect of unit options on the three, nine, and twelve months ended September 25, 2011, had they not been out of the money or antidilutive, would have been 57,000, 67,000, and 127,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, nine, and twelve months ended September 26, 2010, had they not been out of the money or antidilutive, would have been 315,000, 318,000, and 410,000 units, respectively.

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

(10) Contingencies:
The Partnership is party to a lawsuit with its largest unitholder that alleges, among other things, that the General Partner breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of the General Partner. The Partnership has filed an answer denying the allegations as set forth in the complaint. The Partnership is also party to a lawsuit with its largest unitholder seeking declaratory and injunctive relief directing the Partnership to schedule a special meeting of unitholders to consider, among other things, a proposal to remove CFMI as the general partner of Cedar Fair and to amend the Partnership Agreement to allow unitholders to nominate directors for election to the board of directors of the general partner. The lawsuit was initiated in response to the Partnership's denial of a request for a special meeting on the grounds that the request did not comply with the requirements set forth in the Partnership Agreement.  The Partnership has not yet filed an answer, and the case is still pending.

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters will have a material effect in the aggregate on the Partnership's financial position, results of operations or liquidity.

(11) Pending sale of California's Great America:

On September 16, 2011, the Partnership and its wholly-owned subsidiaries, Cedar Fair Southwest Inc., a Delaware corporation (“Southwest”) and Magnum Management Corporation, an Ohio corporation (“Magnum”), entered into an asset purchase agreement (the “Agreement”) with JMA Ventures, LLC, a California limited liability company (“JMA”), pursuant to which JMA will acquire the assets of California’s Great America for a purchase price of $70 million. Under the terms of the Agreement, JMA has the right to terminate the transaction for any reason within 60 days after the date of execution. The transaction is still subject to the approval of the City of Santa Clara, California, as well as other closing conditions, including the receipt of regulatory approvals. The transaction is anticipated to close by the end of the fourth quarter of 2011.

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

(13) Consolidating Financial Information of Guarantors and Issuers:

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 25, 2011, December 31, 2010, and September 26, 2010 and for the periods ended September 25, 2011 and September 26, 2010. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's September 25, 2011, December 31, 2010 and September 26, 2010 balance sheets in the accompanying consolidating condensed financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$49,000	$2,489	$36,473	$8,350	$—	$96,312
Receivables	3	45,663	81,773	587,910	(676,810)	38,539
Inventories	—	1,684	2,951	32,311	—	36,946
Current deferred tax asset	—	1,686	779	3,409	—	5,874
Other current assets	875	2,091	774	5,559	—	9,299
	49,878	53,613	122,750	637,539	(676,810)	186,970
Property and Equipment (net)	469,782	1,055	257,907	904,787	—	1,633,531
Investment in Park	536,918	684,411	118,514	54,054	(1,393,897)	—
Intercompany Note Receivable	—	269,500	—	—	(269,500)	—
Goodwill	9,061	—	121,869	111,219	—	242,149
Other Intangibles, net	—	—	17,258	22,809	—	40,067
Deferred Tax Asset	—	49,845	—	—	(49,845)	—
Intercompany Receivable	887,219	1,083,987	1,141,302	—	(3,112,508)	—
Other Assets	28,962	16,884	9,616	1,160	—	56,622
	$1,981,820	$2,159,295	$1,789,216	$1,731,568	$(5,502,560)	$2,159,339
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$189,887	$281,605	$27,488	$206,288	$(676,810)	$28,458
Deferred revenue	—	—	3,701	28,993	—	32,694
Accrued interest	6,115	1,364	6,489	—	—	13,968
Accrued taxes	5,189	23,550	—	4,354	—	33,093
Accrued salaries, wages and benefits	—	29,373	2,341	9,395	—	41,109
Self-insurance reserves	—	3,130	1,658	17,154	—	21,942
Current derivative liability	4,797	—	54,569	—	—	59,366
Other accrued liabilities	1,206	4,840	1,277	4,924	—	12,247
	207,194	343,862	97,523	271,108	(676,810)	242,877
Deferred Tax Liability	—	—	61,444	113,989	(49,845)	125,588
Derivative Liability	20,459	13,376	—	—	—	33,835
Other Liabilities	—	2,872	—	—	—	2,872
Intercompany Note Payable	—	—	—	269,500	(269,500)	—
Long-Term Debt:
Term debt	1,156,100	1,156,100	1,156,100	—	(2,312,200)	1,156,100
Notes	400,154	400,154	400,154	—	(800,308)	400,154
	1,556,254	1,556,254	1,556,254	—	(3,112,508)	1,556,254

Equity	197,913	242,931	73,995	1,076,971	(1,393,897)	197,913
	$1,981,820	$2,159,295	$1,789,216	$1,731,568	$(5,502,560)	$2,159,339

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$21,000	$3,646	$29,202	$7,853	$—	$61,701
Receivables	259	46,456	57,237	545,241	(614,429)	34,764
Inventories	—	1,816	2,616	30,498	—	34,930
Current deferred tax asset	—	2,539	801	3,385	—	6,725
Other current assets	828	1,298	861	3,512	—	6,499
	22,087	55,755	90,717	590,489	(614,429)	144,619
Property and Equipment (net)	463,955	1,151	258,887	1,009,974	—	1,733,967
Investment in Park	559,682	705,040	119,326	64,979	(1,449,027)	—
Intercompany Note Receivable	—	271,563	—	—	(271,563)	—
Goodwill	9,061	—	122,095	111,218	—	242,374
Other Intangibles, net	—	—	17,290	23,710	—	41,000
Deferred Tax Asset	—	25,921	—	4	(25,925)	—
Intercompany Receiveable	894,434	1,094,434	1,160,000	—	(3,148,868)	—
Other Assets	20,375	10,217	9,645	1,291	—	41,528
	$1,969,594	$2,164,081	$1,777,960	$1,801,665	$(5,509,812)	$2,203,488
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,750	$11,750	$11,750	$—	$(23,500)	$11,750
Accounts payable	121,855	275,030	6,203	236,182	(614,429)	24,841
Deferred revenue	—	—	4,251	23,186	—	27,437
Accrued interest	7,061	1,980	7,178	—	—	16,219
Accrued taxes	5,527	18,999	—	4,788	—	29,314
Accrued salaries, wages and benefits	—	17,811	2,285	9,138	—	29,234
Self-insurance reserves	—	4,044	1,614	15,973	—	21,631
Other accrued liabilities	1,040	5,132	1,391	4,322	—	11,885
	147,233	334,746	34,672	293,589	(637,929)	172,311
Deferred Tax Liability	—	—	48,498	130,990	(25,925)	153,563
Derivative Liability	62,349	1,226	47,365	—	—	110,940
Other Liabilities	—	6,662	—	—	—	6,662
Intercompany Note Payable	—	—	—	271,563	(271,563)	—
Long-Term Debt:
Term debt	1,163,250	1,163,250	1,163,250	—	(2,326,500)	1,163,250
Notes	399,434	399,434	399,434	—	(798,868)	399,434
	1,562,684	1,562,684	1,562,684	—	(3,125,368)	1,562,684

Equity	197,328	258,763	84,741	1,105,523	(1,449,027)	197,328
	$1,969,594	$2,164,081	$1,777,960	$1,801,665	$(5,509,812)	$2,203,488

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$82,713	$147,138	$84,679	$487,352	$(229,614)	$572,268
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	6,659	42,099	—	48,758
Operating expenses	1,257	69,119	19,397	301,293	(229,614)	161,452
Selling, general and administrative	1,297	30,460	5,064	15,157	—	51,978
Depreciation and amortization	20,337	11	9,554	32,717	—	62,619
Loss on impairment / retirement of fixed assets, net	827	—	10	43	—	880
	23,718	99,590	40,684	391,309	(229,614)	325,687
Operating income	58,995	47,548	43,995	96,043	—	246,581
Interest expense, net	23,948	3,085	13,433	855	—	41,321
Net effect of swaps	(4,112)	(192)	342	—	—	(3,962)
Unrealized / realized foreign currency loss	—	—	18,549	—	—	18,549
Other (income) expense	(30)	(1,711)	616	907	—	(218)
(Income) from investment in affiliates	(118,052)	(58,469)	(8,433)	(16,336)	201,290	—
Income before taxes	157,241	104,835	19,488	110,617	(201,290)	190,891
Provision for taxes	4,511	12,445	3,103	18,102	—	38,161
Net income	$152,730	$92,390	$16,385	$92,515	$(201,290)	$152,730

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$80,132	$144,532	$74,726	$470,028	$(224,418)	$545,000
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	5,855	39,736	—	45,591
Operating expenses	1,290	69,953	17,823	287,666	(224,418)	152,314
Selling, general and administrative	(1,488)	28,866	4,744	16,321	—	48,443
Depreciation and amortization	19,510	11	8,749	35,476	—	63,746
Loss on impairment / retirement of fixed assets, net	299	—	20	—	—	319
	19,611	98,830	37,191	379,199	(224,418)	310,413
Operating income	60,521	45,702	37,535	90,829	—	234,587
Interest expense (income), net	24,215	7,789	9,196	(755)	—	40,445
Net effect of swaps	2,519	—	787	—	—	3,306
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency (gain)	—	(3,079)	(5,099)	—	—	(8,178)
Other (income) expense	188	(1,834)	516	1,130	—	—
(Income) from investment in affiliates	(71,399)	(40,081)	(812)	(79)	112,371	—
Income before taxes	80,167	82,907	22,489	90,533	(112,371)	163,725
Provision for taxes	4,419	34,823	15,254	33,481	—	87,977
Net income	$75,748	$48,084	$7,235	$57,052	$(112,371)	$75,748

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$118,280	$210,407	$115,163	$768,126	$(328,349)	$883,627
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,389	70,592	—	79,981
Operating expenses	4,180	131,955	38,959	504,813	(328,349)	351,558
Selling, general and administrative	8,049	64,226	9,541	28,310	—	110,126
Depreciation and amortization	32,755	34	15,409	60,975	—	109,173
Loss on impairment / retirement of fixed assets, net	1,023	—	10	43	—	1,076
	46,007	196,215	73,308	664,733	(328,349)	651,914
Operating income	72,273	14,192	41,855	103,393	—	231,713
Interest expense, net	70,822	8,395	39,129	6,184	—	124,530
Net effect of swaps	(7,230)	910	2,813	—	—	(3,507)
Unrealized / realized foreign currency loss	—	—	14,704	—	—	14,704
Other (income) expense	1,517	(4,712)	2,072	2,078	—	955
(Income) loss from investment in affiliates	(72,520)	(35,527)	(12,389)	88	120,348	—
Income (loss) before taxes from continuing operations	79,684	45,126	(4,474)	95,043	(120,348)	95,031
Provision (benefit) for taxes	6,980	2,527	(4,435)	17,255	—	22,327
Net income (loss)	$72,704	$42,599	$(39)	$77,788	$(120,348)	$72,704

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$115,759	$208,795	$102,321	$745,225	$(324,197)	$847,903
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,456	67,366	—	75,822
Operating expenses	3,989	132,951	35,696	487,566	(324,197)	336,005
Selling, general and administrative	13,387	56,188	9,033	32,327	—	110,935
Depreciation and amortization	31,616	34	14,462	65,512	—	111,624
Loss on impairment of goodwill and other intangibles	—	—	—	1,390	—	1,390
Loss on impairment / retirement of fixed assets, net	299	—	20	—	—	319
	49,291	189,173	67,667	654,161	(324,197)	636,095
Operating income	66,468	19,622	34,654	91,064	—	211,808
Interest expense, net	56,930	24,978	18,553	2,345	—	102,806
Net effect of swaps	10,461	—	2,454	—	—	12,915
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency (gain)	—	(3,079)	(5,103)	—	—	(8,182)
Other (income) expense	563	(5,087)	1,031	3,493	—	—
(Income) from investment in affiliates	(64,855)	(36,003)	(812)	(103)	101,773	—
Income before taxes	38,538	38,813	8,073	85,329	(101,773)	68,980
Provision for taxes	6,938	1,254	3,331	25,857	—	37,380
Net income	$31,600	$37,559	$4,742	$59,472	$(101,773)	$31,600

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$138,907	$247,595	$126,355	$886,578	$(386,119)	$1,013,316
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,850	80,928	—	90,778
Operating expenses	5,725	163,754	45,814	597,781	(386,119)	426,955
Selling, general and administrative	9,755	79,492	11,347	32,598	—	133,192
Depreciation and amortization	36,708	95	17,152	70,390	—	124,345
Loss on impairment of goodwill and other intangibles	—	—	—	903	—	903
Loss on impairment / retirement of fixed assets, net	1,456	—	10	62,043	—	63,509
	53,644	243,341	84,173	844,643	(386,119)	839,682
Operating income	85,263	4,254	42,182	41,935	—	173,634
Interest expense, net	99,205	14,877	52,411	4,362	—	170,855
Net effect of swaps	(7,183)	910	8,045	—	—	1,772
Unrealized / realized foreign currency loss	—	—	2,323	—	—	2,323
Other (income) expense	1,704	(5,748)	2,852	2,147	—	955
(Income) loss from investment in affiliates	(26,059)	574	(9,116)	2,379	32,222	—
Income (loss) before taxes from continuing operations	17,596	(6,359)	(14,333)	33,047	(32,222)	(2,271)
Provision (benefit) for taxes	8,059	953	(7,295)	(13,525)	—	(11,808)
Net income (loss)	$9,537	$(7,312)	$(7,038)	$46,572	$(32,222)	$9,537

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Months Ended September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$132,616	$241,485	$111,536	$841,548	$(373,712)	$953,473
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,721	77,666	—	86,387
Operating expenses	5,042	161,658	41,755	568,272	(373,712)	403,015
Selling, general and administrative	19,040	69,396	10,527	36,124	—	135,087
Depreciation and amortization	35,532	45	16,044	79,144	—	130,765
Loss on impairment of goodwill and other intangibles	—	—	—	5,890	—	5,890
Loss on impairment / retirement of fixed assets, net	294	—	53	(2)	—	345
	59,908	231,099	77,100	767,094	(373,712)	761,489
Operating income	72,708	10,386	34,436	74,454	—	191,984
Interest expense, net	71,836	39,034	23,693	1,959	—	136,522
Net effect of swaps	13,530	—	5,471	—	—	19,001
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency (gain)	—	(3,079)	(5,060)	—	—	(8,139)
Other (income) expense	777	(7,608)	1,885	4,856	—	(90)
(Income) from investment in affiliates	(51,556)	(48,233)	(812)	(345)	100,946	—
Income (loss) before taxes from continuing operations	13,290	30,272	(1,199)	67,984	(100,946)	9,401
Provision (benefit) for taxes	7,982	8,094	(17,634)	5,651	—	4,093
Net income	$5,308	$22,178	$16,435	$62,333	$(100,946)	$5,308

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$171,861	$51,146	$48,421	$25,378	$(74,441)	$222,365
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(32,504)	(42,133)	(6,352)	6,548	74,441	—
Capital expenditures	(38,121)	—	(10,510)	(24,249)	—	(72,880)
Net cash from (for) investing activities	(70,625)	(42,133)	(16,862)	(17,701)	74,441	(72,880)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,358	334	—	—	22,938
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Intercompany (payments) receipts	—	688	—	(688)	—	—
Distributions (paid) received	(16,668)	64	—	—	—	(16,604)
Payment of debt issuance costs	(11,783)	(8,332)	(375)	—	—	(20,490)
Net cash from (for) financing activities	(52,236)	(7,985)	(347)	(688)	—	(61,256)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,682)	—	—	(1,682)
CASH AND CASH EQUIVALENTS
Net increase for the period	49,000	1,028	29,530	6,989	—	86,547
Balance, beginning of period	—	1,461	6,943	1,361	—	9,765
Balance, end of period	$49,000	$2,489	$36,473	$8,350	$—	$96,312

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$151,851	$(2,175)	$20,250	$48,010	$(6,825)	$211,111
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(42,082)	158,079	(118,168)	(4,654)	6,825	—
Capital expenditures	(20,039)	—	(4,764)	(34,866)	—	(59,669)
Net cash from (for) investing activities	(62,121)	158,079	(122,932)	(39,520)	6,825	(59,669)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(86,300)	—	—	—	—	(86,300)
Term debt borrowings	680,000	480,000	15,000	—	—	1,175,000
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	699,625	(698,250)	—	(1,375)	—	—
Term debt payments, including early termination penalties	(1,341,083)	—	(207,869)	—	—	(1,548,952)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(20,972)	(10,498)	(9,527)	—	—	(40,997)
Net cash from (for) financing activities	(68,730)	(153,501)	121,740	(1,375)	—	(101,866)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	197	—	—	197
CASH AND CASH EQUIVALENTS
Net increase for the period	21,000	2,403	19,255	7,115	—	49,773
Balance, beginning of period	—	1,243	9,947	738	—	11,928
Balance, end of period	$21,000	$3,646	$29,202	$7,853	$—	$61,701

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$103,893	$(7,134)	$25,380	$19,124	$52,961	$194,224
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	22,764	20,629	(1,356)	10,924	(52,961)	—
Capital expenditures	(44,247)	—	(13,179)	(27,488)	—	(84,914)
Net cash from (for) investing activities	(21,483)	20,629	(14,535)	(16,564)	(52,961)	(84,914)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	13,246	9,358	334	—	—	22,938
Intercompany term debt (payments) receipts	—	2,063	—	(2,063)	—	—
Term debt payments, including early termination penalties	(24,211)	(17,091)	(536)	—	—	(41,838)
Distributions (paid) received	(30,559)	121	—	—	—	(30,438)
Payment of debt issuance costs	(12,886)	(9,110)	(761)	—	—	(22,757)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(54,410)	(14,652)	(963)	(2,063)	—	(72,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,611)	—	—	(2,611)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	28,000	(1,157)	7,271	497	—	34,611
Balance, beginning of period	21,000	3,646	29,202	7,853	—	61,701
Balance, end of period	$49,000	$2,489	$36,473	$8,350	$—	$96,312

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 26, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$186,166	$(121,325)	$6,025	$111,483	$(13,162)	$169,187
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(115,055)	277,270	(115,762)	(59,615)	13,162	—
Capital expenditures	(21,775)	—	(5,197)	(48,637)	—	(75,609)
Net cash from (for) investing activities	(136,830)	277,270	(120,959)	(108,252)	13,162	(75,609)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	680,000	480,000	15,000	—	—	1,175,000
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	703,250	(700,500)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,400,123)	—	(208,943)	—	—	(1,609,066)
Distributions (paid) received	(13,891)	89	—	—	—	(13,802)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(20,972)	(10,498)	(9,527)	—	—	(40,997)
Net cash from (for) financing activities	(51,736)	(155,662)	120,666	(2,750)	—	(89,482)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,402	—	—	1,402
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(2,400)	283	7,134	481	—	5,498
Balance, beginning of period	23,400	3,363	22,068	7,372	—	56,203
Balance, end of period	$21,000	$3,646	$29,202	$7,853	$—	$61,701

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

Other than attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level, but rather at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the interim co-principal financial officers, the park general managers, and the COO and an executive vice president, who report directly to the CEO and to whom our park general managers report.

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
Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•Property and Equipment

•Impairment of Long-Lived Assets

•Goodwill and Other Intangible Assets

•Self-Insurance Reserves

•Derivative Financial Instruments

•Revenue Recognition
In the third quarter of 2011, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, nine-, and twelve-month periods ended September 25, 2011 and September 26, 2010.

	Three months ended		Nine months ended		Twelve months ended
	9/25/2011	9/26/2010	9/25/2011	9/26/2010	9/25/2011	9/26/2010
	(In thousands )
Net income	$152,730	$75,748	$72,704	$31,600	$9,537	$5,308
Interest expense	41,353	41,487	124,650	103,886	171,049	137,598
Interest income	(32)	(1,042)	(120)	(1,080)	(194)	(1,076)
Provision (benefit) for taxes	38,161	87,977	22,327	37,380	(11,808)	4,093
Depreciation and amortization	62,619	63,746	109,173	111,624	124,345	130,765
EBITDA	294,831	267,916	328,734	283,410	292,929	276,688
Loss on early extinguishment of debt	—	35,289	—	35,289	—	35,289
Net effect of swaps	(3,962)	3,306	(3,507)	12,915	1,772	19,001
Unrealized foreign currency (gain) loss on Notes	17,314	(4,789)	13,224	(4,789)	549	(4,789)
Non-cash option expense (income)	—	(38)	(228)	(48)	(269)	(687)
Loss on impairment of goodwill and other intangibles	—	—	—	1,390	903	5,890
Loss on impairment/retirement of fixed assets, net	880	319	1,076	319	63,509	345
Terminated merger costs	—	256	80	10,534	(79)	16,153
Refinancing costs	(195)	(2,517)	955	—	955	—
Class action settlement costs	—	—	—	276	—	276
Other non-recurring items (as defined)	836	—	6,107	—	6,107	—
Adjusted EBITDA (1)	$309,704	$299,742	$346,441	$339,296	$366,376	$348,166

(1) As permitted by and defined in the Amended 2010 Credit Agreement

Results of Operations:

Nine Months Ended September 25, 2011 -

The following table presents key financial information for the nine months ended September 25, 2011 and September 26, 2010:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/25/2011	9/26/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$883,627	$847,903	$35,724	4.2%
Operating costs and expenses	541,665	522,762	18,903	3.6%
Depreciation and amortization	109,173	111,624	(2,451)	(2.2)%
Loss on impairment of goodwill and other intangibles	—	1,390	(1,390)	N/M
Loss on impairment / retirement of fixed assets, net	1,076	319	757	N/M
Operating income	$231,713	$211,808	$19,905	9.4%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$346,441	$339,296	$7,145	2.1%
Adjusted EBITDA margin	39.2%	40.0%	—	(0.8)%
Attendance	20,114	19,773	341	1.7%
Per capita spending	$40.15	$39.35	$0.80	2.0%
Out-of-park revenues	$97,622	$92,173	$5,449	5.9%

Net revenues for the nine months ended September 25, 2011 increased $35.7 million to $883.6 million from $847.9 million during the nine months ended September 26, 2010. The 4% increase in revenues reflects a 2% increase in combined attendance (341,000 visits) through the first nine months of 2011 when compared with the same period a year ago, due primarily to an increase in season-pass visits. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a significant increase in the number of season passes sold, particularly in the northern and western regions.

The increase in revenues also reflects a 2%, or $0.80, increase in average in-park guest per capita spending during the first nine months of the year when compared with the first nine months of 2010, and a 6%, or $5.4 million, increase in out-of-park revenues from the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. In-park guest per capita spending represents the amount spent per attendee to gain admission to our parks plus all amounts spent while inside the park gates. For this year's nine-month period, average in-park per capita spending increased across the northern and southern regions, with the northern regions having the largest gain when compared to last year's first nine months, being offset by a slight decline in the western region. The 6% increase in out-of-park revenues primarily reflects improved operating results at our resort properties in 2011, which were driven by increased occupancy rates and higher average-daily-room rates. In addition, the increase in revenues for the first nine months of the year reflects the favorable impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($7.5 million) during the period.

For the nine-month period in 2011, operating costs and expenses increased 4%, or $18.9 million, to $541.7 million from $522.8 million for the same period in 2010. This was the net result of a $4.2 million increase in cost of goods sold and a $15.5 million increase in operating expenses, offset somewhat by a $0.8 million decrease in selling, general and administrative costs. The 5% increase in operating expenses is primarily attributable to $7.7 million of higher wage costs, $3.2 million of higher maintenance costs and $1.9 million of higher operating supply costs. The cost of operating supplies has trended up between years primarily as the direct result of the increase in attendance. The increase in wages is largely the result of increased seasonal labor hours through the first nine months of 2011 compared to 2010, as a result of expanded park operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The decrease in selling, general and administrative costs in the period principally reflects the impact of costs from the terminated merger with Apollo during the first nine months of 2010 ($10.8 million) offset by legal and professional costs incurred during the first nine months of 2011 ($6.1 million), including litigation expenses and costs for SEC compliance matters related to Special Meeting requests. Selling, general and administrative costs in the period were also negatively affected by a $3.1 million increase in our long-term executive compensation plans resulting in large part from the increase in the market price of our units during the period. The overall increase in costs and expenses discussed above reflect the negative impact of exchange rates on our Canadian operations ($2.9 million) during the first nine months of the year.

Depreciation and amortization expense for the period decreased $2.5 million, as a result of the impairment charge taken on the fixed assets of California's Great America at the end of 2010. For the nine-month period of 2011, the loss on impairment/retirement of fixed assets was $1.1 million, reflecting the retirement of fixed assets in the normal course of business at most of our properties. During the second quarter of 2010, we recognized a $1.4 million non-cash charge for the impairment of trade-names originally recorded at the time of the PPI acquisition. After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period increased $19.9 million, or 9%, to $231.7 million for the nine-month period ending September 25, 2011 compared to operating income of $211.8 million for the nine-month period ending September 26, 2010.

As a result of the July 2010 refinancing of our debt, as well as the February 2011 amendment to our credit agreement (as further discussed in the "Liquidity and Capital Resources" section), interest-rate spreads, and to a lesser extent long-term borrowings, were higher during the first nine months of 2011 compared with the same period in 2010, causing an increase in interest expense. Based primarily on higher interest-rate spreads as well as somewhat higher long-term borrowings during the first half of 2011, interest expense for the current-year nine-month period increased $20.8 million to $124.7 million compared with $103.9 million for the same period in 2010.

The net effect of our swaps decreased $16.4 million between the nine-month periods, resulting in a non-cash benefit to earnings of $3.5 million for the first nine months of 2011, which compares to a $12.9 million non-cash charge to earnings the first nine months of 2010. The difference reflects the regularly scheduled amortization of amounts in Accumulated Other Comprehensive Income ("AOCI") related to the swaps, which was offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current nine-month period, we also recognized a $14.7 million net charge to earnings for unrealized/realized foreign currency gains and losses, which included a $13.2 million unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

During the first nine months of 2011, a provision for taxes of $22.3 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $37.4 million provision for taxes for the same nine-month period in 2010. The year-over-year variation in the tax provision recorded through the first nine months of the year is primarily due to a lower estimated annual effective tax rate for the 2011 year, which was impacted by lower expected foreign taxes for 2011 and the related favorable adjustment to the foreign tax credit valuation allowance. Actual cash taxes paid or payable are estimated to be between $8 million and $10 million for the 2011 calendar year.

After interest expense, and the provision for taxes, net income for the nine months ended September 25, 2011 totaled $72.7 million, or $1.30 per diluted limited partner unit, compared with net income of $31.6 million, or $0.57 per diluted limited partner unit, for the nine months ended September 26, 2010.

For the nine-month period, Adjusted EBITDA (as defined in the Amended 2010 Credit Agreement), which we believe is a meaningful measure of the company's park-level operating results, increased $7.1 million to $346.4 million compared with $339.3 million during the same period a year ago. The increase in Adjusted EBITDA was due to the incremental net revenues resulting from the increases in combined attendance, average guest per capita spending and out-of-park revenues. These gains were offset somewhat by incremental operating costs associated with the increase in attendance. For the period, Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) declined by 80 basis points to 39.2% from 40.0%. The margin compression is primarily the result of a shift in the mix of operating profit in 2011 toward our lower margin parks. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see page 33.

Third Quarter -

The following table presents key financial information for the three months ended September 25, 2011 and September 26, 2010:

	Three months ended	Three months ended	Increase (Decrease)
	9/25/2011	9/26/2010	$	%
	(Amounts in thousands except per capita spending)

Net revenues	$572,268	$545,000	$27,268	5.0%
Operating costs and expenses	262,188	246,348	15,840	6.4%
Depreciation and amortization	62,619	63,746	(1,127)	(1.8)%
Loss on impairment / retirement of fixed assets	880	319	561	N/M
Operating income	$246,581	$234,587	$11,994	5.1%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$309,704	$299,742	$9,962	3.3%
Adjusted EBITDA margin	54.1%	55.0%	—	(0.9)%
Attendance	12,933	12,657	276	2.2%
Per capita spending	$40.84	$39.83	$1.01	2.5%
Out-of-park revenues	$58,879	$54,587	$4,292	7.9%

For the quarter ended September 25, 2011, net revenues increased 5%, or $27.3 million, to $572.3 million from $545.0 million in 2010. This increase reflects a 2% increase in combined attendance (276,000 visits) , a 3% increase in average in-park per capita spending, and an 8% ($4.3 million) increase in out-of-park revenues, including from our resort hotels. As mentioned in the nine-month discussion above, the increases in attendance and revenue were primarily due to improved season-pass sales and an increase in season-pass visits during the third quarter of 2011 across all regions. In addition, revenues from our resort properties increased in the current-year period on higher occupancy rates and average-daily-room rates. The increase in revenues for the third quarter of 2011 also reflects the favorable impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($5.7 million) during the period.

Costs and expenses for the quarter increased 6%, or $15.8 million, to $262.2 million from $246.4 million in the third quarter of 2010, the net result of a $3.2 million increase in cost of goods sold, a $9.1 million increase in operating expenses and a $3.5 million increase in selling, general and administrative costs. The 6% increase in operating expenses is primarily attributable to $4.8 million of higher wage costs, as well as minor increases in operating supplies ($0.3 million), utility costs ($0.8 million) and insurance costs ($0.6 million). The cost of operating supplies in the quarter has trended up between years primarily as the direct result of the increase in attendance. The increase in wages is largely the result of increased seasonal labor hours during the third quarter of 2011 compared to 2010, as a result of expanded park operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in selling, general and administrative costs in the quarter reflects the impact of legal and professional costs incurred during the third quarter of 2011 ($0.6 million), including litigation expenses and costs for SEC compliance matters related to Special Meeting requests, as well as the effect of a $2.5 million credit recognized in the third quarter of 2010 related to debt refinancing efforts. The overall increase in costs and expenses discussed above reflects the negative impact of exchange rates on our Canadian operations ($1.6 million) during the current quarter.

Interest expense for the third quarter of 2011 was $41.4 million, representing a $0.1 million decrease from the interest expense for the third quarter of 2010, as our interest rates and long-term borrowings decreased slightly as a result of the February 2011 refinancing.

During the third quarter of 2011, the net effect of our swaps decreased $7.3 million to a non-cash benefit to earnings of $4.0 million, reflecting the regularly scheduled amortization of amounts in AOCI related to interest rate swaps, as well as gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the third quarter of 2011, we also recognized a $18.5 million net charge to earnings for unrealized/realized foreign currency gains and losses, $17.3 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

During the quarter, a provision for taxes of $38.2 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $88.0 million in the same period a year ago. The variation in the tax provision recorded between periods is due primarily to the lower estimated annual effective tax rate for the 2011 year as discussed in the nine month section above.

After interest expense and the provision for taxes, net income for the quarter totaled $152.7 million, or $2.74 per diluted limited partner unit, compared with net income of $75.7 million, or $1.36 per diluted limited partner unit, for the third quarter a year ago.

For the third quarter of 2011, Adjusted EBITDA increased 3% to $309.7 million from $299.7 million in 2010, due primarily to the incremental net revenues resulting from the increases in combined attendance, average guest per capita spending and out-of-park revenues. These gains were partially offset by higher park-level operating costs during the quarter. For the period, Adjusted EBITDA margin (adjusted EBITDA divided by net revenues) declined by 90 basis points to 54.1% from 55.0%. Consistent with our nine-month results, the slight margin compression is primarily the result of a shift in the mix of operating profit during the third quarter of 2011 toward our lower margin parks. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see page 33.

Twelve Months Ended September 25, 2011 -

The following table presents key financial information for the twelve months ended September 25, 2011 and September 26, 2010:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	9/25/2011	9/26/2010	$	%
	(Amounts in thousands except per capita spending)
Net revenues	$1,013,316	$953,473	$59,843	6.3%
Operating costs and expenses	650,925	624,489	26,436	4.2%
Depreciation and amortization	124,345	130,765	(6,420)	(4.9)%
Loss on impairment of goodwill and other intangibles	903	5,890	(4,987)	N/M
Loss on impairment/retirement of fixed assets	63,509	345	63,164	N/M
Operating income	$173,634	$191,984	$(18,350)	(9.6)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$366,376	$348,166	$18,210	5.2%
Adjusted EBITDA margin	36.2%	36.5%	—	(0.4)%
Attendance	23,135	22,159	976	4.4%
Per capita spending	$39.91	$39.23	$0.68	1.7%
Out-of-park revenues	$114,258	$108,331	$5,927	5.5%

Net revenues for the twelve months ended September 25, 2011, were $1,013.3 million compared with $953.5 million for the twelve months ended September 26, 2010. The increase of $59.8 million in net revenues reflects a 4% (976,000 visits) increase in combined attendance, a 5%, ($5.9 million) increase in out-of-park revenues, and a 2% ($0.68) increase in average in-park guest per capita spending. The increase in out-of-park revenues is primarily the result of increased revenues at our resort properties, driven by higher occupancy rates and average-daily-room rates. The improved attendance for the current twelve-month period relative to the prior twelve-month period reflects strong attendance figures in the fourth quarter of 2010 and third quarter of 2011, largely due to increases in season passes sold and season-pass visits. In addition, attendance in the trailing twelve months ended September 25, 2011 benefited from favorable weather conditions throughout much of the fourth quarter of 2010 when compared to the fourth quarter of 2009. Revenues for the period also benefited from the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.9 million).

When comparing the two twelve-month periods, costs and expenses increased $26.4 million, or 4%, to $650.9 million from $624.5 million for the same period a year ago. The increase in costs and expenses was the net result of a $4.4 million increase in cost of goods sold, a $23.9 million increase in operating expenses offset by a $1.9 million decrease in selling, general and administrative costs. Consistent with the trends mentioned in our nine-month discussion above, the 6% increase in operating expenses is primarily attributable to higher wages, maintenance costs and operating supply costs during the current twelve-month period compared to the same period a year ago. In addition, the overall increase in costs and expenses reflects the negative impact of exchange rates on our Canadian operations ($3.3 million) during the twelve-month period compared to the same period a year ago.

Depreciation and amortization expense for the trailing-twelve-month periods decreased $6.4 million between years, resulting primarily from the impairment charge taken on the fixed assets of California's Great America at the end of 2010. During the twelve-month period ended September 25, 2011, we recognized a non-cash charge of $0.9 million for the partial impairment of trade-names originally recorded at the time of the PPI acquisition, which was booked in the fourth quarter of 2010. This compares with a total non-cash charge of $5.9 million for the impairment of trade-names during the twelve-month period ended September 26, 2010, which was recorded in the second quarter of 2010 ($1.4 million) and the fourth quarter of 2009 ($4.5 million). Additionally, in the current trailing-twelve month period we recognized a non-cash charge of $62.0 million at California's Great America for the partial impairment of the park's fixed assets and a $1.5 million charge for asset retirements across all properties. This compares to a non-cash charge of $0.3 million in the same period a year ago for the retirement of assets across our properties. After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the twelve months ended September 25, 2011 decreased $18.4 million to $173.6 million compared with $192.0 million for the same period a year ago.

As a result of the July 2010 debt refinancing, as well as the February 2011 amendment to the credit agreement, interest-rate spreads and long-term borrowings were higher during the current trailing-twelve-month period than the same period a year ago. Based on the higher interest rates and long-term borrowings, interest expense for the period increased $33.4 million to $171.0 million from $137.6 million for the same period a year ago. Also as the result of the July 2010 refinancing, a $35.3 million loss on the early extinguishment of debt was recognized and recorded in the statement of operations.

The net effect of our swaps during the period was a non-cash charge to earnings of $1.8 million, representing a decrease of $17.2 million from the twelve-month period in 2010. This non-cash charge reflects the regularly scheduled amortization of amounts in AOCI related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the last twelve-month period, we also recognized a $2.3 million net charge to earnings for unrealized/realized foreign currency gains and losses, $0.5 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July and held at our Canadian property.

A net benefit for taxes of $11.8 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries during the twelve-month period ended September 25, 2011, compared with a provision for taxes of $4.1 million during the same twelve-month period a year ago. The variation in the tax provision (benefit) recorded between periods is due primarily to the lower estimated annual effective tax rate for the 2011 year, as noted above in our discussion of nine-month operating results.

After interest expense and the provision (benefit) for taxes, net income for the twelve months ended September 25, 2011 was $9.5 million, or $0.17 per diluted limited partner unit, compared with net income of $5.3 million, or $0.10 per diluted limited partner unit, for the twelve months ended September 26, 2010.

For the twelve-month period ended September 25, 2011, Adjusted EBITDA increased $18.2 million, or 5%, to $366.4 million, primarily the result of the revenue growth between years driven by the increase in attendance and per-capita spending, and offset somewhat by incremental operating costs associated with the increase in attendance. For the period, Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) declined by 30 basis points to 36.2% from 36.5%. The margin compression is primarily the result of a shift in the mix of operating profit in 2011 toward our lower margin parks. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see page 33.

October 2011 -

Based on preliminary October results, net revenues for the first ten months of the year increased approximately $46 million to $997 million from $951 million for the same period a year ago, on a comparable number of operating days. The revenue increase reflects a 2% increase in attendance to 22.7 million visitors from 22.2 million through the first ten months of 2010 and a 2% increase in average in-park guest per capita spending. Over this same period, out-of-park revenues increased approximately $6 million, or 6%, to $107 million, driven primarily by improved occupancy levels at our resort properties.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2011 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at September 25, 2011 reflects the impact of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities and capital expenditures.

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

In February 2011, we amended the 2010 Credit Agreement (as so amended, the "Amended 2010 Credit Agreement"), including to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. Under the Amended 2010 Credit Agreement, the extended U.S. term loan is scheduled to mature in December of 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.
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
In August of 2011, we made an $18 million optional prepayment on our variable-rate term debt. As a result of this prepayment, at the end of the third quarter we had no term debt maturities due within the next twelve months. At the end of the quarter, we had a total of $1,156.1 million of variable-rate term debt, $400.2 million of fixed-rate debt (including OID), no outstanding borrowings under our revolving credit facility, and cash on hand of $96.3 million. After letters of credit, which totaled $15.6 million at September 25, 2011, we had $244.4 million of available borrowings under the revolving credit facility under the Amended 2010 Credit Agreement.
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
In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on these interest rate swaps, which matured on October 1, 2011, was 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued to be deemed ineffective through September 25, 2011. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and through 2010 and the first three quarters of 2011. The fair market value of these instruments at September 25, 2011 was a $4.8 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer match. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at September 25, 2011 was a $37.7 million liability, which was recorded in “Current derivative liability” on the condensed consolidated balance sheet.
Based on the change in currency exchange rates from the time we originally entered into the cross-currency swap agreements in 2007, the termination liability of the swaps has increased steadily over time. In order to protect ourselves from further downside risk to the swaps' termination value, in May 2011 we entered into several foreign currency swap agreements to fix the exchange rate on 50% of the liability. In July 2011, we fixed the exchange rate on another 25% of the swap liability, leaving only 25% exposed to further fluctuations in currency exchange rates. The fair market value of the foreign currency swap agreements in place as of September 25, 2011 was a liability of $16.8 million, which was recorded in "Current derivative liability" on the condensed consolidated balance sheet. Based on currency exchange rates in place at the end of the third quarter of 2011 and the exchange rates locked into by the foreign currency swap agreements, we estimate the cash termination costs of the cross-currency swaps will total approximately $50 million in February 2012.
The following table presents fixed-rate swaps in existence as of September 25, 2011, along with their notional amounts and their fixed interest rates, which compare to 30-day LIBOR of 0.25%. These swaps matured on October 1, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of September 25, 2011.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Interest Rate
	$200,000	5.64%	$256,000	7.31%
	200,000	5.64%	500	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$256,500	7.31%

In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 we entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to our credit agreement, the LIBOR floor on the term loan portion of our credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the September 2010 swaps as of the end of February 2011.
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
On May 2, 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at September 25, 2011 was a liability of $33.8 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.

The following table presents our September 2010 swaps, March 2011 swaps, and May 2011 forward-starting swaps, which became effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their effective fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the third quarter of 2011, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Beginning with the fourth quarter of 2011, this ratio will decrease to 6.0x consolidated total debt (excluding the revolving debt)-to consolidated EBITDA, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. Based on our trailing-twelve-month results ending September 25, 2011, our Consolidated Leverage Ratio was 4.25x, providing $117.4 million of EBITDA cushion on the ratio at the end of the third quarter. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of September 25, 2011.
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
In accordance with these debt provisions, on August 3, 2011, we announced the declaration of a distribution of $0.12 per limited partner unit, which was paid on September 15, 2011, bringing the total amount of distributions declared and paid in 2011 to $0.30 per limited partner unit.
In addition to the above, among other covenants and provisions, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of September 25, 2011, we were well within compliance of this requirement.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.6 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 25, 2011. We have no other significant off-balance sheet financing arrangements.

Forward Looking Statements
Some of the statements contained in this report (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations.

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
After considering the impact of interest rate swap agreements that are currently in place, approximately $1.5 billion of our outstanding long-term debt represents fixed-rate debt and approximately $100.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $55 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to an increase of approximately $1.1 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the interim co-principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 25, 2011, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership’s Chief Executive Officer and interim co-principal financial officers. Based upon that evaluation, the Chief Executive Officer and interim co-principal financial officers concluded that the Partnership’s disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2011 third-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On June 14, 2011, Q Funding commenced an action in Delaware Court of Chancery against CFMI and Cedar Fair L.P. seeking declaratory and injunctive relief relating to plaintiffs' May 17, 2011 request for a special meeting of Cedar Fair's unitholders to consider, among other things, a proposal to remove CFMI as the general partner of Cedar Fair and to amend the Partnership Agreement to allow unitholders to nominate directors for election to the board of directors of the general partner. This new lawsuit was filed in response to defendants' June 10, 2011 denial of plaintiffs' May 17 special meeting request on the grounds that, as required by the Partnership Agreement, the request failed to: (i) identify and provide adequate information regarding the successor general partner; (ii) provide an opinion of counsel that the removal of CFMI as the general partner of Cedar Fair and the selection and admission of a successor general partner will not result in the loss of limited liability for any limited partner or cause Cedar Fair to be treated as an association taxable as a corporation for federal income tax purposes; and (iii) provide specific language for the proposed amendment to the Partnership Agreement. Q Funding has provided the required legal opinions but has not provided the remainder of the required information. The Partnership has not yet filed an answer, and the case is still pending in the Delaware Court.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 5. OTHER INFORMATION
At a special meeting of unitholders held on October 27, 2011, the unitholders adopted amendments to the limited partnership agreement of Cedar Fair, L.P. and the regulations of CFMI to give unitholders the right to nominate directors for election to the Board of Directors. The specific procedures and information requirements (including eligibility requirements and timeliness of notice) pursuant to which unitholders can nominate directors for election to the Board of Directors are set forth in Section 6.2(d) of the Sixth Amended and Restated Limited Partnership Agreement, filed with this Quarterly Report as Exhibit 3.1.

ITEM 6. EXHIBITS

Exhibit (2.1)
Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated September 16, 2011, for the sale of assets of California's Great America.

Exhibit (3.1)	Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P.

Exhibit (3.2)	Regulations of Cedar Fair Management, Inc.

Exhibit (10.1)
Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Richard Zimmerman, dated October 14, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.

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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 4, 2011	/s/ Richard L. Kinzel
Richard L. Kinzel
Chief Executive Officer

Date:	November 4, 2011	/s/ Brian C. Witherow
Brian C. Witherow
Vice President and Corporate Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit (2.1)
Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated September 16, 2011, for the sale of assets of California's Great America.

Exhibit (3.1)	Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P.

Exhibit (3.2)	Regulations of Cedar Fair Management, Inc.

Exhibit (10.1)
Employment Agreement, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., and Magnum Management Corporation and Richard Zimmerman, dated October 14, 2011. Incorporated herein by reference to exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.

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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes