Form 10-K
period 2011-12-31
CEDAR FAIR L P
filed 2012-02-29
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 26, 2011 of $18.71 per unit was approximately $994,234,844.

Number of Depositary Units representing limited partner interests outstanding as of February 15, 2012: 55,370,005

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June 2012.
************
The Exhibit Index is located on page 66
Page 1 of 100 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner") whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, six outdoor water parks, one indoor water park and five hotels.

In 2011, the Partnership entertained more than 23 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a contract to manage and operate Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and six separately gated outdoor water parks. Three of the outdoor water parks are located adjacent to Cedar Point, Knott's Berry Farm and Worlds of Fun, the fourth is located near San Diego, the fifth is in Palm Springs, California, and the sixth is Wildwater Kingdom (formerly known as Geauga Lake) located near Cleveland in Aurora, Ohio. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The six outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximately 130- to 140-day operating season. Both Knott's Berry Farm and Castaway Bay Resort are open daily on a year-round basis. Castaway Bay's indoor water park is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point

Cedar Point, which was first developed as a recreational area in 1870, is located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity, and the park has been named the Best Amusement Park in the World for fourteen consecutive years by Amusement Today's international survey. It serves a six-state region in the Midwestern United States, which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, and southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence in this market area, which are Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint, and Lansing, include approximately 15 million people.

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

In addition, Cedar Point Marina features a Famous Dave's Bar-B-Que restaurant and an upscale seafood restaurant, called Bay Harbor, both of which are accessible by the general public. Castaway Bay Marina is a full-service marina featuring 160 slips. Camper Village includes campsites for more than 100 recreational vehicles and Lighthouse Point, which offers lake-front cottages, cabins and full-service recreation vehicle campsites.

The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house up to 3,500 of the park's approximately 4,100 seasonal and part-time employees.

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

Canada's Wonderland

Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in June of 2006. It contains more than 200 attractions, including 16 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year, numerous cultural festivals featuring renowned music artists from across the world perform in the Kingswood Music Theatre located within the park. The park's total market area includes approximately 9 million people.

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been named the "Best Kids' Area in the World" for eleven consecutive years by Amusement Today.

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

Wildwater Kingdom

Wildwater Kingdom, formerly known as Geauga Lake, located near Cleveland, Ohio, was first developed as a recreational area in 1888, and was acquired by the Partnership in 2004. This family-oriented water park serves a total market area of approximately 6 million people. The park's major markets include Cleveland, Akron and Youngstown.

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

GOVERNMENT REGULATION

The Partnership's properties and operations are subject to a variety of federal, state and local environmental, health and safety laws and regulations. Currently, the Partnership believes it is in substantial compliance with applicable requirements under these laws and regulations. However, such requirements have generally become more strict over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to its properties or operations will not require significant expenditures in the future.

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

EMPLOYEES

The Partnership has approximately 1,700 full-time employees. During the operating season, the Partnership employs in aggregate approximately 37,000 seasonal and part-time employees, many of whom are high school and college students. Approximately 3,500 of Cedar Point's seasonal employees, 400 of Valleyfair's seasonal employees, and 440 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Partnership's Investor Relations Office or through its website (www.cedarfair.com).

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

See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	53
Matt Ouimet has served as Chief Executive Officer since January 2012. Prior to that, he served as President of Cedar Fair since June 2011. Before joining Cedar Fair, Matt served as President and Chief Operating Officer for Corinthian Colleges from July 2009 to October 2010 and as Executive Vice President – Operations from January 2009 to June 2009. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from August 2006 to September 2008.

Richard A. Zimmerman	51
Richard Zimmerman has served as Chief Operating Officer since October of 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007. Before serving as Executive Vice President, he served as Vice President and General Manager of Kings Dominion since 1998.

Brian C. Witherow	45
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. He served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	56
Phil Bender has served as Executive Vice President, Operations, since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Robert A. Decker	51	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	58
Craig Freeman has served as Corporate Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott's Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	46
Duff Milkie has served as Corporate Vice President and General Counsel since February 2008 and Corporate Secretary since February 2012. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

David R. Hoffman	43
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Before joining Cedar Fair in 2006, he served as a tax consultant with Ernst & Young.

Kelley Semmelroth	47
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, Kelley served as Senior Vice President, Marketing Planning Director for TD Bank beginning in 2010. From 2005 to 2010, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America.

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
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130- to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.

Unanticipated construction delays in completing capital improvement projects in our parks and resort facilities, or significant ride downtime, can adversely affect our revenues.
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
In connection with credit card sales, we transmit confidential credit card information securely over public networks and store it in our data warehouse. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Although we have not had any cyber-security incident's resulting in a breach, any security breach could expose us to risks of data loss, litigation and liability and could disrupt our operations and any resulting negative publicity could harm our reputation.

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
All of our amusement parks feature thrill rides. The safety of our guests and employees is one of our primary concerns. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks.

If we lose key personnel, our business may be adversely affected.
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of the services of our key employees could have a materially adverse effect on our business. With the exception of several executive officers, we do not have employment agreements with our key employees.

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
Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks could reduce attendance, increase insurance premiums, and negatively impact our operating results. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.
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

Our credit agreement requires us to meet certain maximum leverage ratios and minimum fixed charge coverage ratios and the failure to do so may constitute an event of default under our credit agreement. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The most critical of these ratios is the Consolidated Leverage Ratio. At December 31, 2011, this ratio, as set forth in our credit agreement, was 6.00x consolidated total debt (excluding revolving debt)-to-consolidated EBITDA. Based on 2011 results, our consolidated total debt (excluding revolving debt)-to-consolidated EBITDA ratio at December 31, 2011 was in compliance with the covenant at 4.16x, providing $115.2 million of EBITDA cushion on the Consolidated Leverage Ratio. To the extent that our 2012 attendance levels are negatively impacted by deteriorating economic and market conditions, and consolidated Adjusted EBITDA falls below approximately $260.0 million, based on debt levels at December 31, 2011, our ability to satisfy the Consolidated Leverage Ratio could be difficult.

Our credit agreement and the indenture governing our notes also contain liquidity ratios that govern restricted payments, including our ability to declare and pay partnership distributions. Per the terms of the credit agreement, beginning in 2012 our ability to make restricted payments is permitted based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x consolidated total debt (excluding revolving debt)-to-consolidated EBITDA (as defined), measured on a quarterly basis. Per the terms of the indenture governing our notes, our ability to make restricted payments in 2012 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis. As of December 31, 2011, Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was 4.33x, providing $33.2 million of Consolidated Cash Flow cushion on the ratio.

We were in compliance with all other terms of the credit agreement and indenture governing our notes as of year-end.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.
As of December 31, 2011, after giving consideration to current outstanding interest-rate swap arrangements, we had $99.6 million of indebtedness under our term loan facility that accrues interest at a variable rate and $1,456.8 million that is either fixed or swapped to a fixed rate. After giving consideration to the swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $1,577.6 million of outstanding indebtedness as of December 31, 2011 (after giving effect to $16.5 million of outstanding letters of credit under our revolving credit facility and $4.7 million of unamortized original issue discount on our notes).
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
From 2008 through 2010, U.S. and global credit markets experienced significant disruption, making it difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value has resulted in a reduction of public offerings of equity securities. If these conditions persist or worsen, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long-term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long-term debt as of December 31, 2011 of $1,561.1 million (before reduction of $4.7 million of original issue discount on our notes).

Our tax treatment is dependent on our status as a partnership for federal income tax purposes. If the tax laws were to treat us as a corporation or we become subject to a material amount of entity-level taxation, it may substantially reduce the amount of cash available for distribution to our unitholders.
We are a limited partnership under Delaware law and are treated as a partnership for federal income tax purposes. A change in current tax law may cause us to be taxed as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our entire taxable income at the corporate tax rate, rather than only on the taxable income from our corporate subsidiaries, and may be subject to additional state taxes at varying rates. Further, unitholder distributions would generally be taxed again as corporate distributions or dividends and no income, gains, losses, or deductions would flow through to unitholders. Because additional entity level taxes would be imposed upon us as a corporation, our cash available for distribution could be substantially reduced. Although we are not currently aware of any legislative proposal that would adversely impact our treatment as a partnership, we are unable to predict whether any changes or other proposals will ultimately be enacted.

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

Kings Island, located in Ohio, is situated on approximately 677 acres, of which 349 acres have been developed and 328 acres remain available for future expansion.

Canada's Wonderland, located near Toronto near Vaughn, Ontario, is situated on approximately 290 acres, virtually all of which have been developed.

Kings Dominion, located in Virginia, is situated on approximately 738 acres, of which 279 acres have been developed and 459 acres remain available for future expansion.

Dorney Park, located in Pennsylvania, is situated on approximately 208 acres, of which 181 acres have been developed and 27 acres remain available for future expansion.

Carowinds, located in North Carolina, is situated on approximately 398 acres, of which 299 acres have been developed and 99 acres remain available for future expansion.

Valleyfair, located in Minnesota, is situated on approximately 180 acres, of which 113 acres have been developed and approximately 77 additional acres remain available for future expansion.

Worlds of Fun, located in Missouri, is situated on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

Great America, located in California, is situated on approximately 167 acres, virtually all of which have been developed.

Michigan's Adventure, located in Michigan, is situated on approximately 250 acres, of which 119 acres have been developed and 131 acres remain available for future expansion.

At Wildwater Kingdom, located in Ohio, the Partnership owns approximately 670 total acres, of which 65 acres have been developed and are in use at the water park and an additional 65 acres are available for future expansion. The remaining acreage is available for sale or for future development.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan.

All of the Partnership's property is owned in fee simple, with the exception of Great America in Santa Clara, California, and encumbered by the Partnership's credit agreement. The Partnership leases the land at Great America from the City of Santa Clara through a long-term lease agreement that automatically renews through 2074 with options to terminate at the Partnership's discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believes that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions have been combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement. The parties have thirty (30) days from the date of the ruling in which to file an appeal.  The Partnership believes the liability recorded as of December 31, 2011 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

Q Funding III, L.P. and Q4 Funding, L.P. vs. Cedar Fair Management, Inc.

Nomination Rights Action
On October 14, 2010, Q Funding III, L.P. and Q4 Funding, L.P. (together, "Q Funding"), both Cedar Fair, L.P. unitholders, commenced an action in the Delaware Court of Chancery against Cedar Fair Management, Inc. ("CFMI") and Cedar Fair, L.P. seeking to establish a right to nominate for untiholders.

Q Funding voluntarily dismissed this action without prejudice on November 15, 2011.

June Special Meeting Action
On June 14, 2011, Q Funding commenced an action in the Delaware Court of Chancery against CFMI and Cedar Fair, L.P. seeking declaratory and injunctive relief to the plaintiffs' May 17, 2011 request for a special meeting of Cedar Fair's unitholders to consider, among other things, a proposal to remove CFMI as the general partner of Cedar Fair and to amend the Fifth Amended and Restated Agreement of Limited Partnership (the "LPA") to allow unitholders to nominate directors for election to the board of directors of the general partner.

Q Funding voluntarily dismissed this action without prejudice on November 15, 2011.

Texas and Ohio Filings
In May of 2011 Q Funding also initiated suit in Ohio and Texas against individual board members alleging a breach of fiduciary duty regarding statements included in or omitted from the Partnership's 2004 Proxy statement concerning unitholders' right to nominate directors.  The Company filed a motion to dismiss in both of these cases.

Q Funding voluntarily dismissed the actions in Ohio and Texas without prejudice on January 13, 2012 .

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2012, there were approximately 7,100 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plans, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2011	Distribution	High	Low
4th quarter	$0.70	$23.73	$16.86
3rd quarter	0.12	21.96	16.44
2nd quarter	0.10	22.69	18.09
1st quarter	0.08	20.00	15.03

2010
4th quarter	$0.25	$15.80	$12.93
3rd quarter	—	14.09	10.99
2nd quarter	—	15.79	11.21
1st quarter	—	13.50	10.92

The Partnership's credit agreement, as amended on February 25, 2011, includes provisions that allow the Partnership to make restricted payments up to $20 million in 2012 annually and thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, measured on a quarterly basis. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments in 2012 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2006.

	Base Period	Return
	2006	2007	2008	2009	2010	2011
Cedar Fair, L.P.	$100.00	$79.43	$51.63	$53.43	$72.20	$142.57
S&P 500	100.00	105.49	66.46	84.07	96.70	98.74
S&P 400	100.00	107.98	68.86	94.60	119.80	117.72
S&P Movies and Entertainment	100.00	90.46	52.58	27.53	32.14	35.79

ITEM 6. SELECTED FINANCIAL DATA.

	2011	2010 (1)	2009 (2)	2008 (3)	2007 (4)
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$1,028,472	$977,592	$916,075	$996,232	$986,973
Operating income	238,768	153,729	185,543	133,923	154,571
Income (loss) before taxes	83,995	(28,322)	50,407	4,771	9,738
Net income (loss)	72,158	(31,567)	35,429	5,706	(4,491)
Net income (loss) per unit - basic	1.30	(0.57)	0.64	0.10	(0.08)
Net income (loss) per unit - diluted	1.29	(0.57)	0.63	0.10	(0.08)
Balance Sheet Data
Total assets	$2,074,557	$2,082,444	$2,145,439	$2,186,083	$2,418,668
Working capital (deficit)	(104,928)	(98,518)	(70,212)	(50,705)	(59,960)
Long-term debt	1,556,379	1,579,703	1,626,346	1,724,075	1,752,911
Partners' equity	158,720	137,136	127,862	106,786	285,092
Distributions
Declared per limited partner unit	$1.00	$0.25	$1.23	$1.92	$1.90
Paid per limited partner unit	1.00	0.25	1.23	1.92	1.90
Other Data
Depreciation and amortization	$123,805	$126,796	$132,745	$125,838	$130,623
Adjusted EBITDA (5)	374,576	359,231	316,512	355,890	340,668
Capital expenditures	90,190	71,706	69,136	83,481	78,522
Combined attendance (6)	23,386	22,794	21,136	22,720	22,113
Combined in-park guest per capita spending (7)	$40.03	$39.21	$39.56	$40.13	$40.60

Notes:

(1)
Operating results for 2010 include a loss on debt extinguishment of $35.3 million and a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were originally recorded with the PPI acquisition.

(2)
Operating results for 2009 include a gain of $23.1 million for the sale of excess land near Canada's Wonderland and a $4.5 million non-cash charge for the impairment of trade-names originally recorded with the PPI acquisition.

(3)	Operating results for 2008 include an $87.0 million non-cash charge for the impairment of goodwill and other indefinite-lived intangibles originally recorded with the PPI acquisition in 2006.

(4)	Operating results for 2007 include a $54.9 million non-cash charge for the impairment of long-lived assets at Wildwater Kingdom (formerly known as Geauga Lake).

(5)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income (loss) to Adjusted EBITDA is provided below.

(6)	Combined attendance includes attendance figures from the eleven amusement parks, six separately gated outdoor water parks, and Star Trek: The Experience, which closed in September 2008.

(7)
Combined in-park guest per capita spending ("per capita spending") includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	2011	2010	2009	2008	2007
	(In thousands )
Net income (loss)	$72,158	$(31,567)	$35,429	$5,706	$(4,491)
Interest expense	157,185	150,285	124,706	129,561	145,568
Interest income	(157)	(1,154)	(44)	(970)	(1,114)
Provision (benefit) for taxes	11,837	3,245	14,978	(935)	14,229
Depreciation and amortization	123,805	126,796	132,745	125,838	130,623
EBITDA	364,828	247,605	307,814	259,200	284,815
Loss on early extinguishment of debt	—	35,289	—	—	—
Other expense, net	—	—	—	361	379
Net effect of swaps	(13,119)	18,194	9,170	—	—
Unrealized foreign currency (gain) loss	9,830	(17,464)	—	—	—
Equity-based compensation	(239)	(89)	(26)	716	576
Loss on impairment of goodwill and other intangibles	—	2,293	4,500	86,988	—
Loss on impairment/retirement of fixed assets, net	2,565	62,752	244	8,425	54,898
Gain on sale of other assets	—	—	(23,098)	—	—
Terminated merger costs	230	10,375	5,619	—	—
Refinancing costs	955	—	832	200	—
Licensing dispute settlement costs	—	—	1,980	—	—
Class action settlement costs	—	276	9,477	—	—
Other non-recurring costs (1)	9,526	—	—	—	—
Adjusted EBITDA	$374,576	$359,231	$316,512	$355,890	$340,668

(1)
Other non-recurring costs as defined in the 2010 Amended Credit Agreement. Includes litigation expenses and costs for SEC compliance matters related to Special Meeting requests, costs associated with the relocation of a future ride, and costs associated with the transition to a new advertising agency.

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

Aside from attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level, but rather at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the park general managers, and the Executive Vice President, Operations.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2011		2010		2009
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$596.0	57.9%	$568.8	58.2%	$532.8	58.2%
Food, merchandise and games	349.5	34.0%	337.3	34.5%	316.4	34.5%
Accommodations and other	83.0	8.1%	71.5	7.3%	66.9	7.3%
Net revenues	1,028.5	100.0%	977.6	100.0%	916.1	100.0%
Operating costs and expenses	663.3	64.5%	632.0	64.6%	616.2	67.3%
Depreciation and amortization	123.8	12.0%	126.8	13.0%	132.8	14.5%
Loss on impairment of goodwill and other intangibles	—	—%	2.3	0.2%	4.5	0.5%
Loss on impairment / retirement of fixed assets	2.6	0.3%	62.8	6.4%	0.2	—%
Gain on sale of other assets	—	—%	—	—%	(23.1)	(2.5%)
Operating income	238.8	23.2%	153.7	15.7%	185.5	20.2%
Interest and other expense, net	158.0	15.3%	149.2	15.3%	125.4	13.8%
Net effect of swaps	(13.1)	(1.3)%	18.2	1.9%	9.2	1.0%
Loss on early debt extinguishment	—	—%	35.3	3.6%	—	—%
Unrealized / realized foreign currency (gain) loss	9.9	1.0%	(20.6)	(2.1)%	0.6	0.1%
Provision for taxes	11.8	1.1%	3.2	0.3%	14.9	1.6%
Net income (loss)	$72.2	7.0%	$(31.6)	(3.2)%	$35.4	3.9%
Other data:
Combined attendance (in thousands)	23,386		22,794		21,136
Combined in-park guest per capita spending	$40.03		$39.21		$39.56

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

There was no impairment of long-lived assets in 2011. At the end of the fourth quarter in 2010, we concluded based on operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing our review, we determined that a portion of the park's fixed assets, the majority of which were originally recorded with the Paramount Parks ("PPI") acquisition, were impaired. As a result, we recognized $62.0 million of fixed-asset impairment as of December 31, 2010.

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

Until December 2010, goodwill related to parks acquired prior to 2006 was tested annually for impairment as of October 1, while goodwill and other indefinite-lived intangibles, including trade-name intangibles, related to the PPI acquisition in 2006 were tested annually for impairment as of April 1. Effective in December 2010, we changed the date of our annual goodwill impairment tests from April 1 and October 1 to December 31 to more closely align the impairment testing procedures with our long-range planning and forecasting process, which occurs in the fourth quarter each year. We believe the change is preferable since the long-term cash flow projections are a key component in performing our annual impairment tests of goodwill. In addition, we changed the date of our annual impairment test for other indefinite-lived intangibles from April 1 to December 31.

For 2011, we completed the review of goodwill and other indefinite-lived intangibles as of December 31, 2011 and determined the goodwill was not impaired. During 2010, we tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. Other indefinite-lived intangibles were tested for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, we determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result we recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in our cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 impairment test, we determined that a portion of the trade-names at Great America, originally recorded with the PPI acquisition, were impaired. As a result, we recognized an additional $0.9 million of trade-name impairment during the fourth quarter of 2010.

The change in accounting principle related to changing the annual goodwill impairment testing date did not delay, accelerate, avoid or cause an impairment charge. As it was impracticable to objectively determine operating and valuation estimates for periods prior to December 31, 2010, we have prospectively applied the change in the annual goodwill impairment testing date from December 31, 2010.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods. At December 31, 2011, all three of our reporting units had fair values in excess of their carrying values by greater than 10%.

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

Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as “Net effect of swaps” in the consolidated statement of operations. Additionally, the “Accumulated other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the consolidated statements of operations.

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

Income Taxes

The Partnership's legal structure includes both partnerships and corporate subsidiaries. As a publicly traded partnership, the Partnership is subject to an entity-level tax (the "PTP tax"). Accordingly, the Partnership itself is not subject to corporate income taxes; rather, the Partnership's tax attributes (except those of the corporate subsidiaries) are included in the tax returns of its partners. The Partnership's corporate subsidiaries are subject to entity-level income taxes. The Partnership's "Provision for taxes" includes both the PTP tax and the income taxes from the corporate subsidiaries.

The Partnership's corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rate expected to apply in the year in which those temporary differences are expected to be recovered or settled.

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2010, the Partnership had recorded a $27.7 million valuation allowance related to the deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the accumulated federal net operating loss carryforward, the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2011, we claimed a refund for foreign taxes paid in previous years. The recovery of prior year taxes resulted in a redetermination of the foreign tax credit carryforwards and a $1.4 million reduction in the valuation allowance related to these carryforwards. Also during 2011, we began to utilize the federal tax net operating loss carryforward and updated our long term estimates of domestic and foreign source income. Based on these updated estimates, we believe a release of a portion of the valuation allowance was warranted. We recorded a partial release of valuation allowance of $9.0 million during the fourth quarter of 2011 based on our projected foreign tax credit utilization. The total valuation allowance reduction results in a $10.4 million tax benefit in 2011. As of December 31, 2011, we had $40.4 million of deferred tax assets associated with the foreign tax credit carryforwards and a $17.3 million related valuation allowance.

There is inherent uncertainty in the estimates used to project the amount of foreign tax credit carryforwards that are more likely than not to be realized. It is possible that our future income projections, as well as the economic outlook and related conclusions regarding the valuation allowance could change, which may result in additional valuation allowance being recorded or may result in additional valuation allowance reductions, which may have a material negative or positive effect on our reported financial position and results of operations in future periods.

Results of Operations

2011 vs. 2010

The following table presents key operating and financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per capita spending and percentages).

			Increase (Decrease)
	12/31/11	12/31/10	$	%

Net revenues	$1,028,472	$977,592	$50,880	5.2%
Operating costs and expenses	663,334	632,022	31,312	5.0%
Depreciation and amortization	123,805	126,796	(2,991)	(2.4)%
Loss on impairment of goodwill and other intangibles	—	2,293	(2,293)	N/M
Loss on impairment/retirement of fixed assets	2,565	62,752	(60,187)	N/M
Operating income	$238,768	$153,729	$85,039	55.3%
Other Data:
Adjusted EBITDA	$374,576	$359,231	$15,345	4.3%
Adjusted EBITDA margin	36.4%	36.7%	—	(0.3)%
Attendance	23,386	22,794	592	2.6%
Per capita spending	$40.03	$39.21	$0.82	2.1%
Out-of-park revenues	$117,556	$108,761	$8,795	8.1%
N/M - Not meaningful

Consolidated net revenues totaled $1,028.5 million in 2011, increasing $50.9 million, from $977.6 million in 2010. The 5% increase in revenues reflects a 3%, or 0.6 million-visit, increase in attendance from a year ago and a 2%, or $0.82, increase in average in-park guest per capita spending for the year. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The improved attendance for 2011 compared to 2010 is largely due to increases in season passes sold and season-pass visits. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a significant increase in the number of season passes sold.

The increase in 2011 revenues also reflects an increase of 8%, or approximately $8.8 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The increase in out-of-park revenues was primarily driven by an increase in occupancy and average-daily-room rates at most of our hotel properties. The increase in revenues for the fiscal year also reflects the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.5 million) during 2011.

Operating costs and expenses increased $31.3 million, or 5%, to $663.3 million versus $632.0 million for 2010 and were in line with expectations. The increase in costs and expenses was the result of a $5.4 million increase in cost of goods sold, a $19.4 million increase in operating expenses, and a $6.4 increase in selling, general and administrative costs. The increase in operating expenses is primarily attributable to higher wages of $11.5 million, $4.8 million of higher maintenance costs and $2.6 million of higher operating supply costs. The cost of operating supplies has trended up primarily as a result of higher attendance. The increase in wages is largely due to increased season labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in selling, general and administrative costs reflects the impact of $9.7 million of non-recurring costs incurred in 2011, including litigation expenses and costs for SEC compliance matters related to Special Meeting requests, as well as costs associated with the relocation of a future ride and costs associated with the transition to a new advertising agency. Additionally, selling, general and administrative costs increased due to an increase in costs associated with our long-term executive compensation plans resulting in large part from the increase in the market price of our units during the period. The comparison is impacted by approximately $10.4 million of expense recorded in 2010 for the terminated merger and a $2.5 million non-recurring payroll tax credit received in 2010. The overall increase in costs and expenses also reflects the negative impact of exchange rates on our Canadian operations ($2.9 million) during 2011.

During 2011, we recognized $2.6 million in non-cash charges for the retirement of assets in the normal course of business. This compares to a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Additionally, non-cash charges of $1.4 million and $0.9 million were recorded during the second and fourth quarters of 2010, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

Depreciation and amortization expense for 2011 decreased $3.0 million resulting primarily from the impairment charge taken on the fixed assets of California's Great America at the end of 2010. After depreciation and amortization, as well impairment charges and all other operating costs, operating income for 2011 increased $85.0 million to $238.7 million from $153.7 million in 2010.

Interest expense for the year increased $6.9 million to $157.2 million from $150.3 million in 2010, primarily due to an increase in the amortization of loan fees of $4.3 million, which were incurred as a result of the July 2010 debt refinancing, as well as the February 2011 amendment to the credit agreement. Additionally, interest expense increased due to higher average interest-rates as result of refinancing a portion of term debt with the bond indenture in July 2010. This increase in rates was slightly offset by a decline in rates on our derivative portfolio during the fourth quarter of 2011, as $1.0 billion of derivatives matured and were replaced by derivatives with lower effective interest rates. Also, as the result of the July 2010 refinancing, a $35.3 million loss on the early extinguishment of debt was recognized and recorded in the statement of operations for 2010.

During 2011, the net effect of our swaps increased $31.3 million to a non-cash benefit to earnings of $13.1 million, reflecting gains from marking the ineffective and de-designated swaps to market, offset somewhat by the regularly scheduled amortization of amounts in "Accumulated other comprehensive income" ("AOCI") related to the swaps and foreign currency losses related to the U.S.-dollar denominated Canadian term loan in the current period. During the year, we also recognized a $9.9 million charge to earnings for unrealized/realized foreign currency losses, $8.8 million of which represents unrealized foreign currency losses on the U.S.-dollar denominated notes issued in July 2010 and held by our Canadian subsidiary.

A provision for taxes of $11.8 million was recorded in 2011, consisting of a provision for the tax attributes of our corporate subsidiaries of $3.5 million and a provision for publicly traded partnership (PTP) taxes of $8.3 million. This compares with a provision for taxes of $3.2 million in 2010, consisting of a benefit of $4.7 million for the tax attributes of our corporate subsidiaries and a provision of $7.9 million for PTP taxes.

After interest expense and provision for taxes, net income for the period totaled $72.1 million, or $1.29 per diluted limited partner unit, compared with net loss of $31.6 million, or $0.57 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 5 in Item 6, “Selected Financial Data,” on pages 14-15). In 2011, Adjusted EBITDA increased $15.4 million, or 4%, to $374.6 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreasing 30 basis points (bps) to 36.4% from 36.7% in 2010.The margin compression is primarily the result of a shift in the mix of operating profit in 2011 toward our lower margin parks.

Results of Operations

2010 vs. 2009

The following table presents key operating and financial information for the years ended December 31, 2010 and 2009 (amounts in thousands, except per capita spending and percentages).

			Increase (Decrease)
	12/31/10	12/31/09	$	%

Net revenues	$977,592	$916,075	$61,517	6.7%
Operating costs and expenses	632,022	616,141	15,881	2.6%
Depreciation and amortization	126,796	132,745	(5,949)	(4.5)%
Loss on impairment of goodwill and other intangibles	2,293	4,500	(2,207)	N/M
Loss on impairment/retirement of fixed assets	62,752	244	62,508	N/M
Gain on sale of other assets	—	(23,098)	23,098	N/M
Operating income	$153,729	$185,543	$(31,814)	(17.1)%
Other Data:
Adjusted EBITDA	$359,231	$316,512	$42,719	13.5%
Adjusted EBITDA margin	36.7%	34.6%	—	2.1%
Attendance	22,794	21,136	1,658	7.8%
Per capita spending	$39.21	$39.56	$(0.35)	(0.9)%
Out-of-park revenues	$108,761	$102,601	$6,160	6.0%
N/M - Not meaningful

Consolidated net revenues totaled $977.6 million in 2010, increasing $61.5 million, from $916.1 million in 2009. The 7% increase in revenues reflects an 8%, or 1.7 million-visit, increase in attendance from 2009. The improved attendance was largely due to an increase in season-pass visits, the result of an increase in the number of season passes sold, particularly at our parks in the southern and western regions. In addition, attendance in 2010 benefited from an increase in group sales business as many of our parks saw the return of numerous group bookings that were lost in 2009, as well as favorable weather conditions throughout much of the operating season, including the all important fall season.

The increase in 2010 revenues also reflects an increase of 6%, or approximately $6.2 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The increase in out-of-park revenues was primarily driven by an increase in occupancy and average-daily-room rates at most of our hotel properties. Slightly offsetting the increases in attendance and out-of-park revenues was a less than 1%, or $0.35, decrease in average in-park guest per capita spending during 2010. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. For the fiscal year, average in-park per capita spending increased 2% in the northern region, but this increase was offset by declines in per capita spending in the southern and western regions. The declines in those regions were in part the result of the increase in season pass visits. The increase in revenues for the fiscal year also reflects the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.4 million) during 2010.

Operating costs and expenses increased $15.9 million in 2010, or 3%, to $632.0 million versus $616.1 million for 2009. The increase reflects $10.4 million of costs incurred in 2010 in connection with the terminated Apollo merger, an increase in scheduled maintenance expense across the parks of approximately $9.5 million, increases in operating supplies and seasonal wages of approximately $3.2 million and $2.9 million, respectively, the result of increased attendance, and the negative impact of currency exchange rates on our Canadian operating expenses of approximately $4.5 million during 2010. The comparison between 2010 and 2009 is also affected by certain one-time costs incurred in 2009, including $11.5 million of litigation costs for the settlement of a California class-action lawsuit and a license dispute with Paramount Pictures, as well as $5.6 million of costs for the terminated Apollo merger.

Depreciation and amortization expense for 2010 decreased $5.9 million due primarily to lower amortization expense in 2010 resulting from the accelerated amortization in 2009 of the intangible asset related to the Nickelodeon licensing agreement, which was not renewed at the end of 2009. During the second and fourth quarters of 2010, we recognized non-cash charges of $1.4 million and $0.9 million, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. This compares with a non-cash charge of $4.5 million for the impairment of trade-names in 2009. Additionally in the fourth quarter of 2010, we recognized a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

The comparison of operating income between 2010 and 2009 is also affected by a $23.1 million gain on the sale of other assets in 2009. In late August of 2009, we completed the sale of 87 acres of surplus land at Canada's Wonderland to the Vaughan Health Campus of Care in Ontario, Canada as part of our ongoing efforts to reduce debt. Net proceeds from this sale totaled $53.8 million and resulted in the recognition of a $23.1 million gain during 2009. After this gain, as well as depreciation, amortization, impairment losses and all other operating costs, operating income for 2010 decreased $31.8 million to $153.7 million compared with $185.5 million in 2009.

In July 2010, we completed the refinancing of our outstanding debt by issuing $405 million of 9.125% senior unsecured notes and entering into a new $1,435 million credit agreement, resulting in the recognition of a $35.3 million loss during the year on the early extinguishment of our previous debt. As a result of the 2010 financing, as well as the August 2009 amendment that extended $900 million of term debt, interest-rate spreads were higher during 2010 than in 2009. Based on the higher interest-rate spreads, interest expense for 2010 increased $25.6 million to $150.3 million from $124.7 million in 2009.

During 2010, the net effect of our swaps increased $9.0 million to a non-cash charge to earnings of $18.2 million, reflecting the regularly scheduled amortization of amounts in AOCI related to the swaps, offset somewhat by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During 2010, we also recognized a $20.6 million benefit to earnings for unrealized/realized foreign currency gains, $17.5 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July and held at our Canadian property.

A provision for taxes of $3.2 million was recorded in 2010, consisting of a benefit to account for the tax attributes of our corporate subsidiaries of $4.7 million and a provision for PTP taxes of $7.9 million. This compares with a provision for taxes of $14.9 million in 2009, consisting of $7.9 million for the tax attributes of our corporate subsidiaries and $7.0 million for PTP taxes.

After interest expense and provision for taxes, net loss for 2010 totaled $31.6 million, or $0.57 per diluted limited partner unit, compared with net income of $35.4 million, or $0.63 per unit, in 2009.

In 2010, Adjusted EBITDA increased $42.7 million, or 14%, to $359.2 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 210 basis points (bps) to 36.7% from 34.6% in 2009. The increase in margin in 2010 was largely due to increased attendance which led to strong operating results during the peak summer months of July and August, as well as the ever-growing fall season, and continued disciplined cost containment throughout 2010. (For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 5 in Item 6, “Selected Financial Data,” on pages 14-15).

Financial Condition

With respect to both liquidity and cash flow, we ended 2011 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 2.1 at December 31, 2011 was the result of our highly seasonal business, as well as the impact of the fair value liability of our cross-currency swap agreements that expire in February 2012 becoming current. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2011 increased $36.1 million to $218.2 million from $182.1 million in 2010. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks and positive change in working capital.

Net cash from operating activities in 2010 decreased $3.1 million to $182.1 million from $185.2 million in 2009. The decrease in operating cash flows between years was primarily attributable to the negative change in working capital, excluding the impact of debt-related and non-cash items, offset somewhat by the increase in the operating results of our parks.

Investing Activities

Investing activities consist principally of acquisitions and capital investments we make in our parks and resort properties. During 2011, cash used for investing activities totaled $90.2 million, compared to $71.7 million in 2010 and $15.3 million in 2009. The increase in 2011 was due to the timing of capital expenditures for rides being placed into service in 2012. The change between 2009 and 2010 was primarily the result of a $53.8 million influx of cash in 2009 from the sale of excess land at Canada's Wonderland.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2012 operating season, we will be investing approximately $90 million in capital investments across our 17 properties, with the highlight of the 2012 program being the addition of Leviathan, a 306-foot tall steel coaster, at Canada's Wonderland. In addition to Leviathan, a thrill-seeking 300-foot-tall swing ride, successfully introduced at four parks in 2011, will be installed at both Kings Dominion and Carowinds.

In addition to new thrill rides, we are also investing in other capital improvements across our parks, including the introduction of four dinosaur attractions at Cedar Point, Canada's Wonderland, Kings Dominion, and Dorney Park and the addition of restaurants, entertainment offerings and resort upgrades across our properties.

Financing Activities

Net cash utilized for financing activities in 2011, which reflects the February refinancing of our debt, totaled $100.7 million, compared with $112.7 million in 2010 and $173.3 million in 2009. An increase in distribution payments in 2011 ($55.3 million vs. $13.8 million in 2010) was somewhat offset by an increase in cash from operating activities. The decrease between 2010 and 2009 of $60.6 million was primarily attributable to lower distribution payments made to partners in 2010 ($13.8 million) compared to 2009 ($67.9 million). Reflected in the 2009 total is the retirement of $53.8 million of term debt with funds obtained from the sale of excess land near Canada's Wonderland.

Liquidity and Capital Resources

In July 2010, we issued $405 million of 9.125% senior unsecured notes (the "notes") in a private placement, including $5.6 million of original issue discount to yield 9.375%. The notes mature in 2018. Concurrently with this offering, we entered into a new $1,435 million credit agreement (the "2010 Credit Agreement"), which includes a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities. On February 25, 2011, we amended the 2010 Credit Agreement (as so amended, the "Amended 2010 Credit Agreement") and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. Certain terms of the amendment are described below.
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
The extended U.S. term loan, as amended on February 25, 2011, amortizes at $11.8 million per year and matures in December 2017. As a result of an optional $18 million pre-payment made in August 2011, other than the payment to be made as a result of the Excess Cash Flow ("ECF") computation discussed below, there are no scheduled maturities for the next 12 months after this filing. The extended U.S. term loan bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. Until our amendment to the 2010 Credit Agreement, the U.S. term loan bore interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.

At December 31, 2011, we had $1,156.1 million of variable-rate term debt, $400.3 million of the fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.5 million at December 31, 2011, we had $243.5 million of available borrowings under our revolving credit facility. Of our total term debt outstanding at the end of the year, none is scheduled to mature within the next twelve months, but we will be required to make a prepayment on the term loan based on an ECF provision in the Amended 2010 Credit Agreement. The ECF computation is based on our Senior Secured Leverage Ratio as of December 31, 2011. As a result of the ECF computation, a mandatory prepayment of $15.9 million will be made by June 30, 2012 per the Amended 2010 Credit Agreement and is reflected in the Consolidated Balance Sheet in "Current maturities of long-term debt."
Our $405 million face value of notes require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.

In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on those interest rate swaps, which matured in October 2011, was 5.6%. Based upon our scheduled quarterly regression analysis testing for the effectiveness of the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued through their maturity. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 through October of 2011.
In 2007, we entered into two cross-currency swap agreements, which mature in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer matched. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. The fair market value of these instruments at December 31, 2011 was a $37.6 million liability, which was recorded in “Current derivative liability” on the consolidated balance sheet. Based on the change in currency exchange rates from the time we originally entered into the cross-currency swap agreements in 2007, the termination liability of the swaps has increased steadily over time. In order to minimize further downside risk to the swaps' termination value, in May 2011 we entered into several foreign currency swap agreements to fix the exchange rate on 50% of the liability. In July 2011, we fixed the exchange rate on another 25% of the swap liability, leaving only 25% exposed to further fluctuations in currency exchange rates. The fair market value of the foreign currency swap agreements in place as of December 31, 2011 was a liability of $13.2 million, which was also recorded in "Current derivative liability" on the condensed consolidated balance sheet. Based on currency exchange rates in place at the termination date and the exchange rates contracted in the foreign currency swap agreements, the cash termination costs of the cross-currency swaps totaled $50.5 million on February 17, 2012.
In addition to the above mentioned covenants and provisions, the Amended 2010 Credit Agreement contains an initial three-year requirement that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of December 31, 2011, we were in compliance with this requirement as discussed below.
In order to maintain fixed interest costs on a portion of our domestic term debt beyond the expiration of the swaps that matured in October 2011, in September 2010 we entered into several forward-starting swap agreements that effectively convert a total of $600 million of LIBOR based variable-rate debt to fixed rates beginning in October 2011. The weighted average fixed rate on these LIBOR based interest rate swaps, which mature in December 2015, is 2.57%.
In order to monetize the difference in the LIBOR floors, in March 2011 we entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%.
On May 2, 2011, we entered into four additional forward-starting interest-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at December 31, 2011 was a liability of $32.4 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.

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

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. At the end of 2011, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. As of December 31, 2011, our consolidated total debt (excluding revolving debt)-to-consolidated EBITDA ratio was 4.16x, providing $115.2 million of consolidated EBITDA cushion on the Consolidated Leverage Ratio. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of December 31, 2011.
The Amended 2010 Credit Agreement, also includes provisions that allowed us to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma consolidated leverage ratio be less than or equal to 4.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA (as defined), measured on a quarterly basis. Per the terms of the indenture governing our notes, our ability to make restricted payments in 2011 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis. In accordance with these provisions, on November 3, 2011, we announced the declaration of a distribution of $0.70 per limited partner unit, which was paid on December 15, 2011. On February 21, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, which is payable on March 15, 2012.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for at least the next twelve months.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2011 (in millions):

	Payments Due by Period
					2017 -
	Total	2012	2013-2014	2015-2016	Thereafter

Long-term debt (1)	$2,246.4	$172.3	$229.6	$207.8	$1,636.7
Capital expenditures (2)	58.0	58.0	—	—	—
Lease & other obligations (3)	78.0	28.1	19.8	12.3	17.8
Total	$2,382.4	$258.4	$249.4	$220.1	$1,654.5

(1)
Represents maturities and mandatory prepayments on long-term debt obligations (including the February 2012 swap termination), plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2011.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $16.5 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2011. We have no other significant off-balance sheet financing arrangements.

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
We manage interest rate risk through the use of a combination of fixed-rate long-term debt, interest rate swaps that fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. Translation exposures with regard to our Canadian operations are not hedged.
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
After considering the impact of interest rate swap agreements, at December 31, 2011, approximately $1.5 billion of our outstanding long-term debt represents fixed-rate debt and approximately $100.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $54 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $2.4 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2011 and 2010 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2011
1st Quarter	$26,869	$(67,272)	$(84,692)	$(1.53)	$(1.53)
2nd Quarter	284,490	52,404	4,666	0.08	0.08
3rd Quarter	572,268	246,581	152,730	2.76	2.74
4th Quarter	144,845	7,055	(546)	(0.01)	(0.01)
	$1,028,472	$238,768	$72,158	$1.30	$1.29
2010
1st Quarter	$27,316	$(60,557)	$(39,933)	$(0.72)	$(0.72)
2nd Quarter	275,587	37,778	(4,215)	(0.08)	(0.08)
3rd Quarter (1)	545,000	234,587	75,748	1.37	1.36
4th Quarter (2)	129,689	(58,079)	(63,167)	(1.14)	(1.14)
	$977,592	$153,729	$(31,567)	$(0.57)	$(0.57)

(1)	The third quarter of 2010 included a loss on debt extinguishment of $35.2 million, due to the debt refinancing that occurred in July of 2010.

(2)	The fourth quarter of 2010 included a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were recorded with the PPI acquisition in 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 29, 2012

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2011	12/31/2010
ASSETS
Current Assets:
Cash and cash equivalents	$35,524	$9,765
Receivables	7,611	12,340
Inventories	33,069	32,142
Current deferred tax asset	10,345	5,874
Prepaid insurance	4,233	5,009
Other current assets	7,733	5,204
	98,515	70,334
Property and Equipment:
Land	312,859	309,980
Land improvements	333,423	324,734
Buildings	579,136	575,725
Rides and equipment	1,423,370	1,398,403
Construction in progress	33,892	16,746
	2,682,680	2,625,588
Less accumulated depreciation	(1,044,589)	(948,947)
	1,638,091	1,676,641
Goodwill	243,490	246,259
Other Intangibles, net	40,273	40,632
Other Assets	54,188	48,578
	$2,074,557	$2,082,444
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$—
Accounts payable	12,856	10,787
Deferred revenue	29,594	26,328
Accrued interest	15,762	20,409
Accrued taxes	16,008	15,144
Accrued salaries, wages and benefits	33,388	18,220
Self-insurance reserves	21,243	21,487
Current derivative liability	50,772	47,986
Other accrued liabilities	7,899	8,491
	203,443	168,852
Deferred Tax Liability	135,446	131,830
Derivative Liability	32,400	54,517
Other Liabilities	4,090	10,406
Long-Term Debt:
Revolving credit loans	—	23,200
Term debt	1,140,179	1,157,062
Notes	400,279	399,441
	1,540,458	1,579,703
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	(1)
Limited partners, 55,346, and 55,334 outstanding at December 31, 2011 and December 31, 2010, respectively	182,438	165,555
Accumulated other comprehensive loss	(29,008)	(33,708)
	158,720	137,136
	$2,074,557	$2,082,444

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

For the years ended December 31,	2011	2010	2009
Net revenues:
Admissions	$596,042	$568,762	$532,814
Food, merchandise and games	349,436	337,356	316,386
Accommodations and other	82,994	71,474	66,875
	1,028,472	977,592	916,075
Costs and expenses:
Cost of food, merchandise and games revenues	92,057	86,619	84,940
Operating expenses	430,851	411,402	402,728
Selling, general and administrative	140,426	134,001	128,473
Depreciation and amortization	123,805	126,796	132,745
Loss on impairment of goodwill and other intangibles	—	2,293	4,500
Loss on impairment / retirement of fixed assets, net	2,565	62,752	244
Gain on sale of other assets	—	—	(23,098)
	789,704	823,863	730,532
Operating income	238,768	153,729	185,543
Interest expense	157,185	150,285	124,706
Net effect of swaps	(13,119)	18,194	9,170
Loss on early debt extinguishment	—	35,289	—
Unrealized/realized foreign currency (gain) loss	9,909	(20,563)	445
Other (income) expense	798	(1,154)	815
Income (loss) before taxes	83,995	(28,322)	50,407
Provision for taxes	11,837	3,245	14,978
Net income (loss)	72,158	(31,567)	35,429
Net income allocated to general partner	1	—	—
Net income (loss) allocated to limited partners	$72,157	$(31,567)	$35,429
Basic earnings (loss) per limited partner unit:
Weighted average limited partner units outstanding	55,345	55,316	55,186
Net income (loss) per limited partner unit	$1.30	$(0.57)	$0.64
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,886	55,316	55,906
Net income (loss) per limited partner unit	$1.29	$(0.57)	$0.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$72,158	$(31,567)	$35,429
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	123,805	126,796	132,745
Non-cash equity based compensation expense	(239)	(89)	(26)
Loss on early debt extinguishment	—	35,289	—
Loss on impairment of goodwill and other intangibles	—	2,293	4,500
Loss on impairment / retirement of fixed assets, net	2,565	62,752	244
Gain on sale of other assets	—	—	(23,098)
Net effect of swaps	(13,119)	18,194	9,170
Amortization of debt issuance costs	10,000	5,671	7,773
Unrealized foreign currency (gain) loss on notes	8,753	(17,464)	—
Other non-cash income	—	(1,893)	(257)
Deferred income taxes	4,637	(14,140)	(5,684)
Change in operating assets and liabilities:
(Increase) decrease in current assets	1,686	(11,855)	551
Decrease in other assets	173	6	918
Increase (decrease) in accounts payable	(1,144)	652	(2,635)
Increase (decrease) in accrued taxes	835	(2,242)	1,349
Increase (decrease) in self-insurance reserves	(206)	(383)	857
Increase in deferred revenue and other current liabilities	14,170	7,653	20,428
Increase (decrease) in other liabilities	(5,897)	2,442	2,933
Net cash from operating activities	218,177	182,115	185,197
CASH FLOWS (FOR) INVESTING ACTIVITIES
Sale of Canadian real estate	—	—	53,831
Capital expenditures	(90,190)	(71,706)	(69,136)
Net cash (for) investing activities	(90,190)	(71,706)	(15,305)
CASH FLOWS (FOR) FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit loans - previous credit agreement	—	(86,300)	63,600
Net (payments) borrowings on revolving credit loans - existing credit agreement	(23,200)	23,200
Term debt borrowings	22,938	1,175,000	—
Note borrowings	—	399,383	—
Term debt payments, including early termination penalties	(23,900)	(1,566,890)	(161,329)
Distributions paid to partners	(55,347)	(13,834)	(67,864)
Payment of debt issuance costs	(21,214)	(43,264)	(7,694)
Exercise of limited partnership unit options	5	7	4
Net cash (for) financing activities	(100,718)	(112,698)	(173,283)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,510)	126	1,446
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	25,759	(2,163)	(1,945)
Balance, beginning of year	9,765	11,928	13,873
Balance, end of year	$35,524	$9,765	$11,928
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$153,326	$129,815	$117,008
Interest capitalized	1,835	1,343	1,617
Cash payments for income taxes	6,135	19,074	18,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2011	2010	2009

Limited Partnership Units Outstanding
Beginning balance	55,334	55,234	55,076
Limited partnership unit options exercised	—	42	51
Issuance of limited partnership units as compensation	12	58	107
	55,346	55,334	55,234
Limited Partners’ Equity
Beginning balance	$165,555	$209,854	$242,123
Net income (loss)	72,157	(31,567)	35,429
Partnership distribution declared (2011 - $1.00; 2010 - $0.25; 2009 - $1.23)	(55,347)	(13,834)	(67,864)
Income recognized for limited partnership unit options	(239)	(89)	(26)
Limited partnership unit options exercised	5	7	4
Tax effect of units involved in option exercises and treasury unit transactions	127	545	(976)
Issuance of limited partnership units as compensation	180	639	1,164
	182,438	165,555	209,854
General Partner’s Equity
Beginning balance	(1)	(1)	(1)
Partnership distribution declared	—	—	—
Net income	1	—	—
	—	(1)	(1)
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(4,053)	2,422	(6,075)
Current year activity, net of tax ($245 in 2011, ($2,952) in 2010, ($8,076) in 2009)	933	(6,475)	8,497
	(3,120)	(4,053)	2,422
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(29,655)	(89,703)	(134,551)
Current year activity, net of tax ($5,508 in 2011, ($5,825) in 2010, ($4,783) in 2009)	3,767	60,048	44,848
	(25,888)	(29,655)	(89,703)
	(29,008)	(33,708)	(87,281)
Total Partners’ Equity	$158,720	$137,136	$127,862

Consolidated Statements of Comprehensive Income
Net income (loss)	$72,158	$(31,567)	$35,429
Other comprehensive income	4,700	53,573	53,345
Total Comprehensive Income	$76,858	$22,006	$88,774

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”) whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2011 there were 55,346,287 outstanding limited partnership units listed on The New York Stock Exchange, net of 215,696 units held in treasury. At December 31, 2010, there were 55,333,989 outstanding limited partnership units listed, net of 227,994 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and with restrictions within the Partnership's Amended 2010 Credit Agreement, the General Partner paid a $1.00 per limited partner unit distribution, or approximately $55.3 million in aggregate, in 2011.

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

In 2011, the Partnership recognized a $9.9 million charge to earnings for unrealized/realized foreign currency losses, $8.8 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July 2010 and held at its Canadian property. In 2010, the Partnership recognized a $20.6 million benefit to earnings for unrealized/realized foreign currency gains, $17.5 million of which represented an unrealized foreign currency gain on the U.S.-dollar denominated notes held at its Canadian property. All other transaction gains and losses included in the 2011, 2010 and 2009 consolidated statements of operations were not material.

Segment Reporting Each of the Partnership's parks operates autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In addition to reviewing and evaluating performance of the business at the individual park level, the structure of the Partnership's management incentive compensation systems are centered around the operating results of each park as an integrated operating unit. Therefore, each park represents a separate operating segment of the Partnership's business. Although the Partnership manages its parks with a high degree of autonomy, each park offers and markets a similar collection of products and services to similar customers. In addition, the parks all have similar economic characteristics, in that they all show similar long-term growth trends in key industry metrics such as attendance, guest per capita spending, net revenue, operating costs and operating profit. Therefore, the Partnership operates within the single reportable segment of amusement/water parks with accompanying resort facilities.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $123.8 million in 2011, $126.7 million in 2010, and $123.0 million in 2009. As a result of the retirements of fixed assets at our parks in 2011, a total of $2.6 million was charged to earnings and was recorded in "Loss on impairment / retirement of fixed assets, net" on the Consolidated Statements of Operations.

Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the acquisition cost of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Management periodically reviews the composite groups to ensure that retirements have not extended the asset lives beyond their estimated remaining economic life. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.

As a result of the retirement of a ride from a composite group at one of the parks in 2011, $8.8 million of net book value is being recorded in accumulated depreciation and will be depreciated over an extended useful life for the applicable composite group of assets.

The weighted average useful lives combining both methods are approximately:

Land improvements	21 Years
Buildings	25 Years
Rides	18 Years
Equipment	9 Years

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. As discussed in Note 4, during 2010 the Partnership changed the testing date for its annual goodwill impairment tests from April 1 and October 1 to December 31 each year. The Partnership performed its annual goodwill impairment tests as of December 31, 2011 and concluded there was no impairment of the carrying value of the goodwill.

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

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2011 and 2010 the accrued reserves totaled $21.2 million and $21.5 million, respectively.

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

Revenue Recognition    Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at the Partnership's facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on admission tickets for the next operating season, including season passes, are deferred in the year received and recognized as revenue in the following year.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $53.0 million in 2011, $51.8 million in 2010 and $52.0 million in 2009. Certain costs incurred through year-end for the following year's advertising programs are included in prepaid expenses.

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

Income Taxes    The Partnership's legal structure includes both partnerships and corporate subsidiaries. As a publicly traded partnership, the Partnership is subject to an entity-level tax (the "PTP tax"). Accordingly, the Partnership itself is not subject to corporate income taxes; rather, the Partnership's tax attributes (except those of the corporate subsidiaries) are included in the tax returns of its partners. The Partnership's corporate subsidiaries are subject to entity-level income taxes.

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

The Partnership's corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership's total provision for taxes includes PTP taxes owed (see Note 9).

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used are as follows:

	2011	2010	2009
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,345	55,316	55,186
Effect of dilutive units:
Unit options (Note 7)	—	—	65
Phantom units (Note 7)	541	—	655
Diluted weighted average units outstanding	55,886	55,316	55,906
Net income (loss) per unit - basic	$1.30	$(0.57)	$0.64
Net income (loss) per unit - diluted	$1.29	$(0.57)	$0.63

Weighted average unit options of 63,000, 304,000, and 460,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2011, 2010, and 2009, respectively.

New Accounting Pronouncements In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires that an entity report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but continuous statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership expects that ASU 2011-05 will not have a material impact on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. When adopted, this guidance is not expected to impact the Partnership's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, "Employers Participation in Multiemployer Benefit Plans", which amends ASC 715-80 by increasing the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other post retirement benefits. ASU 2011-09 is effective for fiscal years endings after December 15, 2011. The Partnership is not subject to the guidance as none of the Multiemployer Benefit Plans in which the Partnership participates are individually significant.

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

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment / retirement of fixed assets, net" on the Consolidated Statement of Operations.

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

Until December 2010, goodwill related to parks acquired prior to 2006 was tested for impairment as of October 1, while goodwill and other indefinite-lived intangibles, including trade-name intangibles, related to the Paramount Parks (PPI) acquisition in 2006 were tested annually for impairment as of April 1. Effective in December 2010, the Partnership changed the date of its annual goodwill impairment tests from April 1 and October 1 to December 31 to more closely align the impairment testing procedures with its long-range planning and forecasting process, which occurs in the fourth quarter each year. The Partnership believes the change is preferable since the long-term cash flow projections are a key component in performing its annual impairment tests of goodwill. In addition, the Partnership changed the date of its annual impairment test for other indefinite-lived intangibles from April 1 to December 31.

The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2011 and no impairment was indicated. During 2010, the Partnership tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. During 2010, the Partnership tested other indefinite-lived intangibles for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, it was determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result the Partnership recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 test of indefinite-lived intangibles, it was determined that a portion of the trade-names at Great America, originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $0.9 million of additional trade-name impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment of goodwill and other intangibles" on the consolidated statement of operations. The Partnership recognized a charge to earnings in 2009 of $4.5 million for trade-name impairment.

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

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
(In thousands)
Balance at December 31, 2009	$319,874	$(79,868)	$240,006
Foreign currency exchange translation	6,253	—	6,253
Balance at December 31, 2010	326,127	(79,868)	246,259
Foreign currency exchange translation	(2,769)	—	(2,769)
Balance at December 31, 2011	$323,358	$(79,868)	$243,490

The Partnership's other intangible assets consisted of the following at December 31, 2011 and 2010:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	(Amounts in thousands)
December 31, 2011
Other intangible assets:
Trade names	—	$39,835	$—	$39,835
License / franchise agreements	15.0 years	760	322	438
Total other intangible assets	15.0 years	$40,595	$322	$40,273

December 31, 2010
Other intangible assets:
Trade names	—	$40,227	$—	$40,227
License / franchise agreements	15.0 years	13,569	13,184	385
Non-compete agreements	5.0 years	200	180	20
Total other intangible assets	12.0 years	$53,996	$13,364	$40,632

Amortization expense of other intangible assets for 2011, 2010, and 2009 was $58,000, $73,000, and $9,748,000, respectively. The increase in amortization expense during 2009 reflects the accelerated amortization of the intangible asset related to the Nickelodeon licensing agreement. During that year, the Partnership determined it would not renew the licensing agreement, which expired on December 31, 2009, thus triggering the accelerated amortization in 2009. Amortization expense of other intangible assets held at December 31, 2011, is expected to total less than $100,000 in each of the years 2012-2016.

(5) Long-Term Debt:

Long-term debt at December 31, 2011 and 2010:

(In thousands)	2011	2010

Revolving credit facility (due 2015)	$—	$23,200
Term debt (1)
February 2011 Amended U.S. term loan averaging 4.0% at 2011 (due 2011-2017)	1,156,100	—
July 2010 U.S. term loan averaging 5.5% at 2010 (due 2010-2016)	—	1,157,062
Notes
July 2010 U.S. fixed rate note at 9.125% (due 2018)	400,279	399,441
	1,556,379	1,579,703
Less: current portion	15,921	—
	$1,540,458	$1,579,703

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6).

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

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. As the result of an optional $18.0 million debt prepayment made in August 2011, the Partnership has no scheduled amortizing term-debt principal payments due within the next twelve months. The Amended 2010 Credit Agreement includes an Excess Cash Flow ("ECF") computation based on the Partnership's Senior Secured Leverage Ratio as of December 31, 2011. As a result of the ECF computation, a mandatory prepayment of $15.9 million must be made by June 30, 2012, and is recorded on the Consolidated Balance Sheet in "Current maturities of long-term debt."

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

Revolving Credit Loans    Terms of the Amended 2010 Credit Agreement include a combined $260.0 million facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15.0 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2011, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $16.5 million. After letters of credit, the Partnership had $243.5 million of available borrowings under its revolving credit facility as of December 31, 2011. The maximum outstanding balance during 2011 was $159.7 million under the revolving credit facility. The Amended 2010 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the Amended 2010 Credit Agreement include a $1,175 million U.S. term loan maturing on December 15, 2017. As of December 31, 2011, the U.S. term loan, bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

At December 31, 2011, the scheduled annual maturities of term debt were as follows (in thousands):

	2012	2013	2014	2015	2016	2017	Total
U.S. Term loan maturing in 2017	$15,921	$11,500	$11,800	$11,800	$11,800	$1,093,279	$1,156,100

The fair value of the term debt at December 31, 2011, was approximately $1,159.3 million, based on borrowing rates available as of that date to the Partnership on long-term debt with similar terms and maturities. The fair value of the term debt at December 31, 2010, was approximately $1,146.5 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2010.

The Partnership may prepay some or all of its term debt maturing in 2017 without premium or penalty at any time.

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

The fair value of the notes at December 31, 2011, was approximately $368.1 million, based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities. The fair value of the notes at December 31, 2010, was approximately $395.8 million, based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities.

Covenants    The 2010 Amended Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. As of December 31, 2011 this ratio is set at 6.0x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. As of December 31, 2011, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 4.16x, providing $115.2 million of consolidated EBITDA cushion on the Consolidated Leverage Ratio. The Partnership was in compliance with all other covenants as of December 31, 2011.

The 2010 Amended Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $20 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. Per the terms of the indenture governing the notes, the ability to make restricted payments in 2011 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x consolidated total indebtedness (including average revolving debt)-to-consolidated EBITDA, measured on a quarterly basis.

In addition to the above mentioned covenants and provisions, the 2010 Amended Credit Agreement contains an initial three-year requirement that at least 50% of the Partnership's aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.

The Partnership's policy is to capitalize interest on major construction projects. In 2011, interest payments of $1.8 million were capitalized, as compared to interest of $1.3 million in 2010 and $1.6 million capitalized in 2009.

(6) Derivative Financial Instruments:

Derivative financial instruments are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership has effectively converted a total of $800 million of its variable-rate debt to fixed rates through the use of several interest rate swap agreements entered into in September 2010, March 2011, and May 2011. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. In September 2010, the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in "Accumulated other comprehensive income" (AOCI) through the date of de-designation are being amortized through December 2015, $6.0 million of which remained to be amortized in AOCI as of December 31, 2011.
On March 15, 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively convert $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
On May 2, 2011, the Partnership entered into four additional forward-starting interest-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%.
The combined fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 forward-starting swaps at December 31, 2011 was a liability of $32.4 million, which was recorded in “Derivative Liability” on the consolidated balance sheet. The fair market value of the September 2010 swaps at December 31, 2010 was an asset of $6.3 million, which was recorded in "Other Assets" on the consolidated balance sheet.

Prior to the forward swaps taking effect in October 2011, the Partnership had effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. These swap agreements expired in October 2011. The Partnership designated these interest rate swap agreements and hedging relationships as cash flow hedges. The fair market value of these agreements at December 31, 2010, which was obtained from broker quotes, was recorded as a liability of $48.0 million in "Current derivative liability" on the consolidated balance sheet. As a part of our quarterly regression analysis testing of the effectiveness of these cash flow swaps, the swaps were deemed to be ineffective as of October 2009. As a result of this ineffectiveness, losses recorded in AOCI were amortized through October 2011. The amount recorded in AOCI to be amortized was $91.8 million at the time of ineffectiveness, all of which was amortized into earnings as of December 31, 2011.

The Partnership has also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expire in February 2012, are included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $37.6 million at December 31, 2011, which was recorded in "Current derivative liability" on the consolidated balance sheet and $54.5 million at December 31, 2010, which was recorded in “Derivative Liability” on the consolidated balance sheet. As a result of paying down a portion of the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada's Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer matched. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation, of which approximately $32,000 still remained to be amortized in AOCI as of December 31, 2011.

In May 2011, the Partnership entered into several foreign currency swap agreements to fix the exchange rate on approximately 50% of the termination payment associated with the cross-currency swap agreements due in February 2012 and in July 2011 the Partnership entered into another foreign currency swap agreement to fix the exchange rate on an additional 25% of the termination payment. The fair market value of these foreign currency swap agreements was a liability of $13.2 million at December 31, 2011, which was recorded in "Current derivative liability" on the condensed consolidated balance sheet. The Partnership did not seek hedge accounting treatment on these foreign currency swaps, and as such, changes in fair value of the swaps flow directly through earnings along with changes in fair value on the related, de-designated cross-currency swaps.

(In thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$6,294
Interest rate swaps	Current Derivative Liability	—	(47,986)
Interest rate swaps	Derivative Liability	(32,400)	—
Total derivatives designated as hedging instruments:		(32,400)	(41,692)

Derivatives not designated as hedging instruments:
Foreign-currency swaps	Current derivative liability	(13,155)	—
Cross-currency swaps	Current derivative liability	(37,617)	—
Cross-currency swaps	Derivative Liability	—	(54,517)
Total derivatives not designated as hedging instruments:		(50,772)	(54,517)
Net derivative liability		$(83,172)	$(96,209)
The following table presents our forward-starting fixed-rate swaps, which became effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates which compare to 30-day LIBOR of 0.29% as of December 31, 2011. The table also presents our cross-currency swaps and their notional amounts and interest rates as of December 31, 2011.

($'s in thousands)	Forward-Starting Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	2.40%	$255,000	7.31%
	75,000	2.43%	825	9.50%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%	$255,825	7.32%
The following table presents our fixed-rate swaps, which matured October 3, 2011, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	5.64%
	200,000	5.64%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships
	Twelve months ended 12/31/11	Twelve months ended 12/31/10		Twelve months ended 12/31/11	Twelve months ended 12/31/10		Twelve months ended 12/31/11	Twelve months ended 12/31/10
Interest rate swaps	$(35,353)	$6,294	Interest Expense	$(3,023)	$—	Net effect of swaps	$47,987	$35,372

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships
		Twelve months ended 12/31/11	Twelve months ended 12/31/10
Interest rate swaps (1)	Net effect of swaps	$(3,342)	$—
Cross-currency swaps (2)	Net effect of swaps	16,098	(5,756)
Foreign currency swaps	Net effect of swaps	(13,665)	—
		$(909)	$(5,756)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross currency swaps became ineffective and were de-designated in August 2009.
In addition to the $47.1 million of gain recognized in income on the ineffective portion of both designated and not designated derivatives noted in the table above, $33.6 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.4 million foreign currency loss during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the year of $13.1 million recorded in “Net effect of swaps.”
For 2010, in addition to the $29.6 million of gain recognized in income on the ineffective portion of both designated and not designated derivatives noted in the table above, $50.3 million of expense representing the amortization of amounts in AOCI for the swaps and a $2.5 million foreign currency gain during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the year of $18.2 million recorded in “Net effect of swaps.” For 2010, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the consolidated statements of operations as a result of the debt financing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership's initial three-year requirement to swap at least 50% of its aggregate term debt to fixed rates under the terms of its 2010 Amended Credit Agreement.

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

Phantom Units
During 2011, 201,157 “phantom units” were awarded at an average grant price of $19.61 per unit. These awards generally vest over an approximately four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $5.4 million, $3.5 million and $3.0 million in compensation expense related to “phantom units” was recognized in 2011, 2010 and 2009, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 649,107 “phantom units” outstanding, 527,589 of which were vested, at the December 31, 2011 closing price of $21.50 per unit. The aggregate market value of the “phantom units” vested at year-end has been reflected on the balance sheet with the current portion recorded in "Accrued salaries and wages" and the long-term portion recorded in “Other Liabilities.” At December 31, 2011, the current and long-term portions were $9.7 million and $1.6 million, respectively. At December 31, 2010, the current and long-term portions were $1.8 million and $6.5 million, respectively. At December 31, 2011, unamortized compensation related to unvested phantom unit awards totaled approximately $2.6 million, which is expected to be amortized over a weighted average period of 2.7 years.

Performance Units
During 2011, 35,756 “performance units” were awarded at a grant price of $19.20 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a multi-year period. The awards vest 50% in March 2012 and 50% in March 2013, assuming targets are achieved, and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “performance units” has been appropriately excluded from the diluted earnings per unit calculation, as not all performance conditions have been met as of year-end. Approximately $2,605,000, $864,000 and $476,000 in 2011, 2010 and 2009, respectively, was recorded in compensation expense related to “performance units” and is included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

At year-end, the Partnership had 344,546 “performance units” outstanding at the December 31, 2011 closing price of $21.50 per unit. The estimated aggregate market value of the “performance units” contingently issuable at year-end has been reflected on the balance sheet, with the current portion being recorded in "Accrued salaries and wages" and the long-term portion in “Other Liabilities.” At December 31, 2011 the current and long-term portions were each $2,067,000 in 2011. At December 31, 2010, the entire aggregate market value was recorded as a long-term liability of $1,529,000. At December 31, 2011, unamortized compensation related to unvested “performance unit” awards totaled approximately $0.7 million, which is expected to be amortized over a weighted average period of 1.0 years.

Unit Options
Options are issued with an exercise price no less than the market price of the Partnership's units on the day before the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. All options vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2011, the Partnership had 600 variable-price options and 223,900 fixed-price options outstanding under the Equity Incentive Plan. There were no unit options granted in 2011, 2010 or 2009.

No non-cash compensation expense relating to unit options was recognized in 2011, 2010 or 2009.

A summary of unit option activity in 2011 and 2010 is presented below:

	2011		2010
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	341,500	$23.10	428,100	$20.31
Granted	—	—	—	—
Exercised	(6,300)	20.29	(57,200)	3.16
Forfeited	(110,700)	20.60	(29,400)	21.21
Outstanding, end of year	224,500	$24.40	341,500	$23.10
Options exercisable, end of year	224,500	$24.40	341,500	$23.10

Cash received from unit option exercises totaled approximately $5,000 in 2011, $7,000 in 2010, and $4,000 in 2009.

The following table summarizes information about vested unit options outstanding at December 31, 2011:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Variable	$16.67	—	$16.67	600	1.8 years	$16.67
Fixed	$22.65	—	$28.45	223,900	0.4 years	$24.42
Outstanding at year-end	$16.67	—	$28.45	224,500	0.4 years	$24.40

Aggregate intrinsic value ($'s in thousands)				$3

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.0 million, $0.5 million, and $0.6 million, respectively.

The Partnership did not have any unvested unit options at December 31, 2011. In addition, there were no unrecognized compensation costs related to unit options as of December 31, 2011.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2012, based on estimates of option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $3.9 million in 2011, $4.1 million in 2010 and $3.6 million in 2009. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1.6 million in 2011, $1.5 million in 2010 and $1.5 million in 2009.

In addition, approximately 140 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.2 million, $1.1 million and $1.1 million were contributed for the years ended December 31, 2011, 2010, and 2009, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the withdrawal liability from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

(9) Income and Partnership Taxes:

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of taxes payable by the Partnership's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Partnership's "Provision for taxes" includes amounts for both the PTP tax and for income taxes on the Partnership's corporate subsidiaries.

The Partnership's 2011 tax provision totals $11.8 million, which consists of an $8.3 million provision for the PTP tax and a $3.5 million provision for income taxes. This compares to the Partnership's 2010 tax provision of $3.2 million, which consisted of a $7.9 million provision for the PTP tax and a $4.7 million benefit for income taxes, and the 2009 tax provision of $15.0 million which consisted of a $7.0 million provision for the PTP tax and a $7.9 million provision for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2011	2010	2009

Domestic	$104,713	$(28,996)	$19,440
Foreign	(20,718)	674	30,967
	$83,995	$(28,322)	$50,407

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2011	2010	2009

Income taxes:
Current federal	$399	$1,174	$3,038
Current state and local	894	1,748	478
Current foreign	(2,381)	6,493	10,068
Total current	(1,088)	9,415	13,584
Deferred federal, state and local	5,791	(8,399)	(1,827)
Deferred foreign	(1,154)	(5,741)	(3,857)
Total deferred	4,637	(14,140)	(5,684)
	$3,549	$(4,725)	$7,900

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2011	2010	2009

Income tax provision (benefit) based on the U.S. federal statutory tax rate	$29,398	$(9,913)	$17,643
Partnership loss (income) not deductible (includible) from (in) corporate income	(16,344)	3,909	(12,470)
State and local taxes, net of federal income tax benefit	2,003	(921)	(444)
Valuation allowance	(10,460)	4,425	7,684
Benefit of reduced statutory foreign tax rates	—	—	(4,833)
Tax credits	(1,791)	(2,706)	(355)
Nondeductible expenses and other	743	481	675
	$3,549	$(4,725)	$7,900

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2011and 2010 are as follows:

(In thousands)	2011	2010

Deferred tax assets:
Options and deferred compensation	$10,236	$7,053
Accrued expenses	3,841	5,132
Foreign tax credits	40,439	42,682
Tax attribute carryforwards	20,209	26,335
Derivatives	6,808	2,536
Intangibles	508	5,450
Other	1,789	1,714
Deferred tax assets	83,830	90,902
Valuation allowance	(17,283)	(27,743)
Net deferred tax assets	66,547	63,159
Deferred tax liabilities:
Property	(186,648)	(179,611)
Foreign currency translation	(5,000)	(9,504)
Deferred tax liabilities	(191,648)	(189,115)
Net deferred tax liability	$(125,101)	$(125,956)

As of December 31, 2011, the Partnership had $40.4 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. During 2011, the Partnership claimed a refund for foreign taxes paid in previous years. The recovery of prior year taxes resulted in a redetermination of the foreign tax credit carryforwards and a $1.4 million reduction in the valuation allowance related to these carryforwards. Also during 2011, the Partnership began to utilize the federal tax net operating loss carryforward and updated its long term estimates of domestic and foreign source income. Based on these updated estimates and on projected foreign tax credit utilization, the Partnership recorded a partial release of valuation allowance of $9.0 million during the fourth quarter of 2011. As of December 31, 2011, a $17.3 million valuation allowance has been recorded, $27.7 million in prior years net of a total reduction in 2011 of $10.4 million, to reflect uncertainties regarding the use of the remaining available foreign tax credits before they begin expiring in 2016.

Additionally, as of December 31, 2011, the Partnership had $20.2 million of tax attribute carryforwards consisting of alternative minimum tax credits ($0.8 million), general business credits ($8.9 million) and the tax effect of federal and state net operating loss carryforwards ($3.1 million and $7.4 million, respectively). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The federal and state net operating loss carryforwards will expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2009, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($4.8 million tax benefit).

The net current and non-current components of deferred taxes recognized as of December 31, 2011 and 2010 in the consolidated balance sheets are as follows:

(In thousands)	2011	2010

Net current deferred tax asset	$10,345	$5,874
Net non-current deferred tax liability	(135,446)	(131,830)
Net deferred tax liability	$(125,101)	$(125,956)

The Partnership has recorded deferred tax assets of $2.6 million and deferred tax liabilities of $2.6 million as of December 31, 2011 and 2010, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has no unrecognized income tax benefits. Further, the Partnership has no tax positions for which it estimates a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. As such, the tax returns of the Partnership are subject to examination by federal, state and local tax authorities. If such examinations result in changes to Partnership allocable taxable income or loss, the tax liability of the partners could be changed accordingly. The U.S. tax return of the Partnership has been examined through December 2003. The U.S. tax return of the Partnership's corporate subsidiaries has been examined through March 1999; the March 2009 tax return is currently under examination. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2008.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$6,290
2013	5,953
2014	5,644
2015	5,590
2016	5,499
Thereafter	17,661
$46,637

Lease expense, which includes short-term rentals for equipment and machinery, for 2011, 2010 and 2009 totaled $9.7 million, $9.4 million and $9.6 million, respectively.

Contingencies
The Partnership was party to a lawsuit with its largest unitholder that alleged, among other things, that the General Partner breached the terms of the Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) by indicating that unitholders may lack the right to nominate candidates, or to solicit proxies in support of new candidates, for election to the board of directors of the General Partner. The Partnership has filed an answer denying the allegations as set forth in the complaint. The unitholder voluntarily dismissed this action without prejudice in the fourth quarter of 2011.

The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Fair Value Measurements:

The FASB's ASC 820 "Fair Value Measurement" emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the FASB’s ASC 820 establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of liabilities measured at fair value as of December 31, 2011 and 2010 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2011
Interest rate swap agreements (1)	$(32,400)	$—	$(32,400)	$—
Cross-currency swap agreements (2)	(37,617)	—	(37,617)	—
Foreign currency swap agreements (2)	(13,155)	—	(13,155)	—
Total	$(83,172)	$—	$(83,172)	$—

December 31, 2010
Interest rate swap agreements (3)	$6,294	$—	$6,294	$—
Interest rate swap agreements (2)	(47,986)	—	(47,986)	—
Cross-currency swap agreements (1)	(54,517)	—	(54,517)	—
Total	$(96,209)	$—	$(96,209)	$—

(1)	Included in "Derivative Liability" on the Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Consolidated Balance Sheet

(3)	Included in "Other Assets" on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the derivative liabilities by approximately $1.3 million as of December 31, 2011. The Partnership monitors the credit and non-performance risk associated with its derivative counter-parties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2011.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2011. The table below presents the balances of assets measured at fair value as of December 31, 2010 on a non-recurring basis:

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

(13) Sale of California's Great America:

On September 16, 2011, the Partnership and its wholly-owned subsidiaries, Cedar Fair Southwest Inc., a Delaware corporation and Magnum Management Corporation, an Ohio corporation entered into an asset purchase agreement (as amended on November 15, 2011 and November 17, 2011, the “Agreement”) with JMA Ventures, LLC, a California limited liability company (“JMA”), pursuant to which JMA agreed to acquire the assets of California’s Great America for a purchase price of $70 million. On December 2, 2011 under the terms of the Agreement, JMA provided Cedar Fair with written notice to terminate the transaction. California's Great America will continue to operate as part of the Partnership's continuing operations.

(14) Consolidating Financial Information of Guarantors and Issuers:

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2011 and December 31, 2010 and for the periods ended December 31, 2011, December 31, 2010, and December 31, 2009. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying consolidating condensed financial statements have been included.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's December 31, 2011 and December 31, 2010 balance sheets in the accompanying consolidating condensed financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$512	$31,540	$3,472	$—	$35,524
Receivables	—	62,408	69,285	411,852	(535,934)	7,611
Inventories	—	1,547	2,703	28,819	—	33,069
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Other current assets	508	13,461	1,027	7,822	(10,852)	11,966
	508	84,167	105,327	455,299	(546,786)	98,515
Property and Equipment, net	469,877	1,044	266,218	900,952	—	1,638,091
Investment in Park	521,441	661,533	118,514	40,550	(1,342,038)	—
Intercompany Note Receivable	—	93,845	—	—	(93,845)	—
Goodwill	9,061	—	123,210	111,219	—	243,490
Other Intangibles, net	—	—	17,448	22,825	—	40,273
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	887,344	1,084,112	1,141,302	—	(3,112,758)	—
Other Assets	27,641	16,158	9,353	1,036	—	54,188
	$1,915,872	$1,988,505	$1,781,372	$1,531,881	$(5,143,073)	$2,074,557
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	175,968	144,868	25,631	202,323	(535,934)	12,856
Deferred revenue	—	—	2,891	26,703	—	29,594
Accrued interest	198	131	15,433	—	—	15,762
Accrued taxes	3,909	—	7,374	15,577	(10,852)	16,008
Accrued salaries, wages and benefits	—	26,916	1,076	5,396	—	33,388
Self-insurance reserves	—	3,977	1,711	15,555	—	21,243
Current derivative liability	—	—	50,772	—	—	50,772
Other accrued liabilities	1,247	5,568	252	832	—	7,899
	197,243	197,381	121,061	266,386	(578,628)	203,443
Deferred Tax Liability	—	—	58,501	124,591	(47,646)	135,446
Derivative Liability	19,451	12,949	—	—	—	32,400
Other Liabilities	—	4,090	—	—	—	4,090
Intercompany Note Payable	—	—	—	93,845	(93,845)	—
Long-Term Debt:
Revolving credit loans	—	—	—	—	—	—
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,279	400,279	400,279	—	(800,558)	400,279
	1,540,458	1,540,458	1,540,458	—	(3,080,916)	1,540,458

Equity	158,720	233,627	61,352	1,047,059	(1,342,038)	158,720
	$1,915,872	$1,988,505	$1,781,372	$1,531,881	$(5,143,073)	$2,074,557

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,461	$6,943	$1,361	$—	$9,765
Receivables	—	59,686	94,404	508,676	(650,426)	12,340
Inventories	—	1,732	2,536	27,874	—	32,142
Current deferred tax asset	—	1,686	779	3,409	—	5,874
Other current assets	460	1,242	370	8,141	—	10,213
	460	65,807	105,032	549,461	(650,426)	70,334
Property and Equipment, net	465,364	1,090	268,258	941,929	—	1,676,641
Investment in Park	504,414	642,278	116,053	60,602	(1,323,347)	—
Intercompany Note Receivable	—	270,188	20,000	—	(290,188)	—
Goodwill	9,061	—	125,979	111,219	—	246,259
Other Intangibles, net	—	—	17,840	22,792	—	40,632
Deferred Tax Asset	—	44,450	—	—	(44,450)	—
Intercompany Receivable	886,883	1,107,030	1,165,493	—	(3,159,406)	—
Other Assets	23,855	13,469	9,998	1,256	—	48,578
	$1,890,037	$2,144,312	$1,828,653	$1,687,259	$(5,467,817)	$2,082,444
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$115,116	$303,387	$22,261	$220,449	$(650,426)	$10,787
Deferred revenue	—	—	3,384	22,944	—	26,328
Accrued interest	4,754	72	15,583	—	—	20,409
Accrued taxes	3,899	2,168	6,200	2,877	—	15,144
Accrued salaries, wages and benefits	—	11,433	1,242	5,545	—	18,220
Self-insurance reserves	—	3,354	1,687	16,446	—	21,487
Current derivative liability	47,986	—	—	—	—	47,986
Other accrued liabilities	1,443	5,831	420	797	—	8,491
	173,198	326,245	50,777	269,058	(650,426)	168,852
Deferred Tax Liability	—	—	62,290	113,990	(44,450)	131,830
Derivative Liability	—	—	54,517	—	—	54,517
Other Liabilities	—	10,406	—	—	—	10,406
Intercompany Note Payable	—	20,000	—	270,188	(290,188)	—
Long-Term Debt:
Revolving credit loans	23,200	23,200	23,200	—	(46,400)	23,200
Term debt	1,157,062	1,157,062	1,157,062	—	(2,314,124)	1,157,062
Notes	399,441	399,441	399,441	—	(798,882)	399,441
	1,579,703	1,579,703	1,579,703	—	(3,159,406)	1,579,703

Equity	137,136	207,958	81,366	1,034,023	(1,323,347)	137,136
	$1,890,037	$2,144,312	$1,828,653	$1,687,259	$(5,467,817)	$2,082,444

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$141,149	$251,064	$126,972	$901,120	$(391,833)	$1,028,472
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,932	82,125	—	92,057
Operating expenses	5,491	165,409	45,765	606,019	(391,833)	430,851
Selling, general and administrative	10,073	84,270	11,314	34,769	—	140,426
Depreciation and amortization	36,837	47	17,290	69,631	—	123,805
Loss on impairment / retirement of fixed assets, net	990	—	(61)	1,636	—	2,565
	53,391	249,726	84,240	794,180	(391,833)	789,704
Operating income	87,758	1,338	42,732	106,940	—	238,768
Interest expense, net	84,391	15,030	52,814	4,793	—	157,028
Net effect of swaps	(12,214)	718	(1,623)	—	—	(13,119)
Unrealized / realized foreign currency gain	—	—	9,909	—	—	9,909
Other (income) expense	1,705	(7,798)	2,349	4,699	—	955
(Income) loss from investment in affiliates	(66,667)	(17,491)	(10,649)	13,222	81,585	—
Income (loss) before taxes	80,543	10,879	(10,068)	84,226	(81,585)	83,995
Provision (benefit) for taxes	8,385	(23,000)	2,983	23,469	—	11,837
Net income (loss)	$72,158	$33,879	$(13,051)	$60,757	$(81,585)	$72,158

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,386	$245,983	$113,513	$863,677	$(381,967)	$977,592
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,917	77,702	—	86,619
Operating expenses	5,534	164,750	42,551	580,534	(381,967)	411,402
Selling, general and administrative	15,093	71,454	10,839	36,615	—	134,001
Depreciation and amortization	35,569	95	16,205	74,927	—	126,796
Loss on impairment of goodwill and other intangibles	—	—	—	2,293	—	2,293
Loss on impairment / retirement of fixed assets, net	732	—	20	62,000	—	62,752
	56,928	236,299	78,532	834,071	(381,967)	823,863
Operating income	79,458	9,684	34,981	29,606	—	153,729
Interest expense, net	85,313	31,460	31,835	523	—	149,131
Net effect of swaps	10,508	—	7,686	—	—	18,194
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency loss	—	(3,079)	(17,484)	—	—	(20,563)
Other (income) expense	750	(6,123)	1,811	3,562	—	—
(Income) loss from investment in affiliates	(18,394)	98	2,461	2,188	13,647	—
Income (loss) before taxes	(23,550)	(12,672)	(1,786)	23,333	(13,647)	(28,322)
Provision (benefit) for taxes	8,017	(320)	471	(4,923)	—	3,245
Net income (loss)	$(31,567)	$(12,352)	$(2,257)	$28,256	$(13,647)	$(31,567)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$122,722	$238,123	$108,133	$807,568	$(360,471)	$916,075
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,433	76,507	—	84,940
Operating expenses	5,397	167,891	38,130	551,781	(360,471)	402,728
Selling, general and administrative	9,338	72,395	9,886	36,854	—	128,473
Depreciation and amortization	35,649	46	14,912	82,138	—	132,745
Loss on impairment of goodwill and other intangibles	—	—	—	4,500	—	4,500
Loss on impairment / retirement of fixed assets, net	206	—	33	5	—	244
(Gain) on sale of other assets	—	—	(23,098)	—	—	(23,098)
	50,590	240,332	48,296	751,785	(360,471)	730,532
Operating income (loss)	72,132	(2,209)	59,837	55,783	—	185,543
Interest expense (income), net	57,799	49,279	19,650	(2,066)	—	124,662
Net effect of swaps	3,069	—	6,101	—	—	9,170
Unrealized / realized foreign currency loss	—	—	445	—	—	445
Other (income) expense	1,609	(8,214)	2,673	4,791	—	859
(Income) loss from investment in affiliates	(33,059)	(42,528)	—	(25,504)	101,091	—
Income (loss) before taxes	42,714	(746)	30,968	78,562	(101,091)	50,407
Provision (benefit) for taxes	7,285	(7,858)	5,668	9,883	—	14,978
Net income (loss)	$35,429	$7,112	$25,300	$68,679	$(101,091)	$35,429

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$150,007	$(149,519)	$51,639	$187,397	$(21,347)	$218,177
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(17,026)	(19,255)	(5,118)	20,052	21,347	—
Capital expenditures	(41,851)	—	(19,344)	(28,995)	—	(90,190)
Net cash from (for) investing activities	(58,877)	(19,255)	(24,462)	(8,943)	21,347	(90,190)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,357	335	—	—	22,938
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Intercompany (payments) receipts	—	176,343	—	(176,343)	—	—
Distributions (paid) received	(55,562)	215	—	—	—	(55,347)
Payment of debt issuance costs	(11,783)	(8,332)	(1,099)	—	—	(21,214)
Exercise of limited partnership unit options	—	5	—	—	—	5
Net cash from (for) financing activities	(91,130)	167,825	(1,070)	(176,343)	—	(100,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,510)	—	—	(1,510)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(949)	24,597	2,111	—	25,759
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$—	$512	$31,540	$3,472	$—	$35,524

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$83,885	$(60,455)	$(3,649)	$41,756	$120,578	$182,115
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	13,185	220,841	(113,173)	(275)	(120,578)	—
Capital expenditures	(26,165)	—	(7,433)	(38,108)	—	(71,706)
Net cash from (for) investing activities	(12,980)	220,841	(120,606)	(38,383)	(120,578)	(71,706)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(63,100)	—	—	—	—	(63,100)
Term debt borrowings	680,000	480,000	15,000	—	—	1,175,000
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	699,625	(696,875)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,351,464)	(7,327)	(208,099)	—	—	(1,566,890)
Distributions (paid) received	(13,891)	57	—	—	—	(13,834)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(22,075)	(11,277)	(9,912)	—	—	(43,264)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(70,905)	(160,168)	121,125	(2,750)	—	(112,698)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	126	—	—	126
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	218	(3,004)	623	—	(2,163)
Balance, beginning of year	—	1,243	9,947	738	—	11,928
Balance, end of year	$—	$1,461	$6,943	$1,361	$—	$9,765

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$139,738	$60,328	$19,961	$(186,113)	$151,283	$185,197
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(6,081)	200,695	—	(43,331)	(151,283)	—
Sale of Canadian real estate	—	—	53,831	—	—	53,831
Capital expenditures	(23,160)	—	(1,099)	(44,877)	—	(69,136)
Net cash from (for) investing activities	(29,241)	200,695	52,732	(88,208)	(151,283)	(15,305)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	63,600	—	—	—	—	63,600
Intercompany note borrowings (issuance)	—	(275,000)	—	275,000	—	—
Intercompany term debt (payments) receipts	7,250	(5,187)	—	(2,063)	—	—
Term debt payments, including early termination penalties	(105,315)	—	(56,014)	—	—	(161,329)
Distributions (paid) received	(68,342)	478	—	—	—	(67,864)
Return of capital	—	18,718	(18,718)	—	—	—
Payment of debt issuance costs	(7,694)	—	—	—	—	(7,694)
Exercise of limited partnership unit options	4	—	—	—	—	4
Net cash from (for) financing activities	(110,497)	(260,991)	(74,732)	272,937	—	(173,283)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,446	—	—	1,446
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	32	(593)	(1,384)	—	(1,945)
Balance, beginning of year	—	1,211	10,540	2,122	—	13,873
Balance, end of year	$—	$1,243	$9,947	$738	$—	$11,928

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2011, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership's internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner's board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2011, the Partnership's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal controls over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio
We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Partnership and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 29, 2012

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

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2012 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on July 8, 2011, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2011.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	703,267	$24.40	2,328,719
Equity compensation plans not approved by unitholders	—	—	—
Total	703,267	$24.40	2,328,719
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

2.6
Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated September 16, 2011, for the sale of assets of California's Great America. Incorporated herein by reference to Exhibit 2.1 to the Registrants Form 10-Q (File No. 001-9444) filed on November 4, 2011.

2.7
First Amendment to Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated November 15, 2011, for the sale of assets of California's Great America.

2.8
Second Amendment to Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated November 17, 2011, for the sale of assets of California's Great America.

2.9
Notice of Termination of Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated December 2, 2011, for the sale of assets of California's Great America.

3.1
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-9444) filed November 4, 2011.

3.2	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 001-9444) filed November 4, 2011.
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
10.8
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011.

10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.
10.10	Employment Agreement with Richard A. Zimmerman, dated June 23, 2010. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 23, 2010.
10.11	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011.
10.12	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.
10.13	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.
10.14	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2007.
10.15	2007 Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.
10.16
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011.

10.17	Employment Agreement with H. Philip Bender, dated June 17, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 23, 2010.
10.18	Employment Agreement with David Hoffman dated June 17, 2010.
10.19	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011.
10.20
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2007.

10.21
Amendment No. 1 dated August 12, 2009 to the Amended and Restated Credit Agreement dated as of February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 14,2009.

10.22
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

10.23	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.
10.24	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.25	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.26	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009
10.27
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

10.28
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

10.29
Amendment No. 1, dated February 25, 2011, to Credit Agreement, among Cedar Fair, L.P.,Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, KeyBank National Association, Wells Fargo Bank, N.A., UBS Loan Finance, LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 3, 2011.

10.30	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011.

Exhibit Number	Description

21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and Comprehensive Income and, (v) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 29, 2012        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	February 29, 2012
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 29, 2012
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 29, 2012
	David R. Hoffman	(Principal Accounting Officer)

/S/	C. Thomas Harvie	Chairman	February 29, 2012
C. Thomas Harvie

/S/	Eric L. Affeldt	Director	February 29, 2012
Eric L. Affeldt

/S/	Gina D. France	Director	February 29, 2012
Gina D. France

/S/	Richard L. Kinzel	Director	February 29, 2012
Richard L. Kinzel

/S/	Tom Klein	Director	February 29, 2012
Tom Klein

/S/	Michael D. Kwiatkowski	Director	February 29, 2012
Michael D. Kwiatkowski

/S/	Steven H. Tishman	Director	February 29, 2012
Steven H. Tishman

/S/	John M. Scott III	Director	February 29, 2012
John M. Scott III

EXHIBIT INDEX

Exhibit Number	Description	Page

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

		*
2.6
Asset Purchase Agreement between Cedar Fair, L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated September 16, 2011, for the sale of assets of California's Great America. Incorporated herein by reference to Exhibit 2.1 to the Registrants Form 10-Q (File No. 001-9444) filed on November 4, 2011.
		*
2.7	First Amendment to Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated November 15, 2011, for the sale of assets of California's Great America.	69
2.8	Second Amendment to Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated November 17, 2011, for the sale of assets of California's Great America.	72
2.9	Notice of Termination of Asset Purchase Agreement between Cedar Fair , L.P., Cedar Fair Southwest Inc., and Magnum Management Corporation and JMA Ventures, LLC, dated December 2, 2011, for the sale of assets of California's Great America.	75
3.1
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-9444) filed November 4, 2011.
		*
3.2	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 001-9444) filed November 4, 2011.	*
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
10.8
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011.
*
10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.	*
10.10	Employment Agreement with Richard A. Zimmerman, dated June 23, 2010. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 23, 2010.	*
10.11	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011.	*
10.12	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.	*
10.13	2007 Amended and Restated Employment Agreement with Jacob T. Falfas. Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.	*
10.14	2007 Amended and Restated Employment Agreement with Peter J. Crage. Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007.	*
10.15	2007 Employment Agreement with Robert A. Decker. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.	*
10.16
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011.
*
10.17	Employment Agreement with H. Philip Bender, dated June 17, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 23, 2010.	*
10.18	Employment Agreement with David Hoffman dated June 17, 2010.	77
10.19	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011.	*
10.20
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 21, 2007.
*
10.21
Amendment No. 1 dated August 12, 2009 to the Amended and Restated Credit Agreement dated as of February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 14,2009.
*
10.22
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

*
10.23	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.	*
10.24	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.25	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.14 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.26	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009	*
10.27
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

*
10.28
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

*
10.29
Amendment No. 1, dated February 25, 2011, to Credit Agreement, among Cedar Fair, L.P.,Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, KeyBank National Association, Wells Fargo Bank, N.A., UBS Loan Finance, LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 3, 2011.
*
10.30	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011.	*
21	Subsidiaries of Cedar Fair, L.P.	96

EXHIBIT INDEX (continued)

23	Consent of Independent Registered Public Accounting Firm	97
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	98
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	100
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and Comprehensive Income and, (v) related notes.
		*