Form 10-K/A
period 2011-12-31
CEDAR FAIR L P
filed 2012-04-27
CIK 811532

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

Number of Depositary Units representing limited partner interests outstanding as of April 20, 2012: 55,423,770

DOCUMENTS INCORPORATED BY REFERENCE
None
************

CEDAR FAIR, L.P.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the "Amendment" or the "Form 10-K/A") amends the Annual Report on Form 10-K of Cedar Fair, L.P. ("Cedar Fair" or the "Partnership") for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2012 (the "Original Form 10-K"). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Partnership will not be incorporating by reference to a definitive proxy statement. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Parts III and IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

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
Class II Directors serving until 2012:
Michael D. Kwiatkowski, age 64, is a real estate agent and has also been a consultant in the food industry since 1996. Prior to that he served as chairman of PCS, which owned and operated a chain of 11 restaurants, from 1986 to 1996. He has more than 30 years of experience in amusement parks and branded restaurant operations. Mr. Kwiatkowski is a member of the Nominating and Corporate Governance Committee and chair of the Compensation Committee of CFMI and has been a Director since 2000. Mr. Kwiatkowski is qualified to serve on the Board of Directors primarily as a result of his experience as a consultant and chairman in the food industry, as well as his past experience within the amusement park industry.
Steven H. Tishman, age 55, is the Global Head of M&A at Houlihan Lokey. Mr. Tishman had been a managing director at Rothschild, Inc., in New York, New York, from November 2002 through 2011. He was a managing director of Robertson Stephens from November 1999 to November 2002, prior to which he was a senior managing director of Bear, Stearns & Co., Inc. Mr. Tishman previously was a director of Odimo, Inc., Nautica Enterprises Inc. and Claire's Stores, Inc., publicly traded companies. Mr. Tishman has been a Director since 2003. Mr. Tishman's career as an executive of major financial service firms gives him valuable experience in complex strategic transactions, including financings and mergers and acquisitions. This experience is an important contribution to the knowledge base of the Board and qualifies Mr. Tishman to serve as a Director.
C. Thomas Harvie, age 68, is a retired senior vice president, general counsel and secretary of The Goodyear Tire & Rubber Company, where he had served from 1995 until his retirement in 2009. Prior to that, Mr. Harvie was vice president and associate general counsel at TRW Inc., where he had served since 1976. Mr. Harvie, who has served as a Director since 2008, is Chairman of the Board, a member of the Nominating and Corporate Governance Committee, a member of the Audit Committee and a member of the Compensation Committee. Mr. Harvie is qualified to serve on the Board of Directors because he brings extensive legal knowledge and expertise to the Board due to his experience counseling publicly traded global corporations. He also provides guidance on regulatory, corporate governance and compliance matters as well as experience in executive compensation matters.
Class I Directors serving until 2013:
Richard L. Kinzel, age 71, was president and chief executive officer of the Partnership's general partner from 1986 through January 2012 and has been a member of the Board of Directors since 1986, serving as chairman of the Board from 2003 until January 2011. Mr. Kinzel had been employed by the Partnership or its predecessor since 1972. Mr. Kinzel served on the Advisory Board of KeyCorp, a publicly traded company listed on the New York Stock Exchange, from 1989 to 2008. Mr. Kinzel has 39 years of experience with the Partnership, including many leadership roles in various aspects of the business. This experience and Mr. Kinzel's leadership and management skills provide valuable guidance and operational knowledge to the Board and qualify him to serve on the Board.
Eric L. Affeldt, age 54, has been president and chief executive officer of ClubCorp Inc. since 2006. Prior to joining ClubCorp, he was a principal of KSL Capital Partners, the private equity firm that purchased ClubCorp in 2006. Mr. Affeldt also previously served as president and CEO of KSL's former golf division, KSL Fairways, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California and was a founding partner of KSL Recreation. In addition, he was president of General Aviation Holdings, Inc. Mr. Affeldt is the Chairman of the Corporate Governance and Nominating Committee and is a member of the Audit Committee and has served as a Director since 2010. Mr. Affeldt was appointed as a Director pursuant to the agreement entered into by Cedar Fair with Q Funding III, L.P. and Q4 Funding, L.P. and filed on a Form 8-K with the Securities and Exchange Commission on May 5, 2010. Mr. Affeldt is qualified to serve on the Board of Directors primarily as a result of his experience as president and CEO of a nationally recognized company that conducts business in the entertainment and leisure industry.
John M. Scott, III, age 46, was president and chief executive officer of Rosewood Hotels & Resorts 2003 through August 2011. Prior to joining Rosewood Hotels & Resorts, he was the managing director of acquisitions and asset management for Maritz, Wolff & Co., a private equity real estate fund. Mr. Scott began his career with the Interpacific Group where he held senior hotel management positions and in 1994 joined the Walt Disney Company as manager of business development and strategic planning for both Disney Development Company and Walt Disney

Attractions groups. Mr. Scott serves on the board of Kimpton Hotels and Restaurants, a private company. Mr. Scott is a member of the Audit Committee and the Compensation Committee and has served as a Director since 2010. Mr. Scott was appointed as a Director pursuant to the agreement entered into by Cedar Fair with Q Funding III, L.P. and Q4 Funding, L.P. and filed on a Form 8-K with the Securities and Exchange Commission on May 5, 2010. Mr. Scott is qualified to serve on the Board of Directors primarily as a result of his experience as president and CEO of a nationally recognized company that conducts business in the hotel industry.
Class III Directors serving until 2014:
Gina D. France, age 53, is president and CEO of France Strategic Partners LLC, a private strategic planning and transaction advisory firm. Before founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young LLP and led the firm's Center for Strategic Transactions® (CST) in Cleveland, Ohio. Ms. France previously served as a managing director of Ernst & Young Corporate Finance LLC and an investment banker with Lehman Brothers. Ms. France also serves on the Corporate Board of FirstMerit Corporation, a $14.1 billion bank holding company where she is chair of the Governance and Nominating Committee and serves as an SEC-designated financial expert on the Audit Committee; and has served as a Director of Dawn Food Products, Inc., one of the world's largest manufacturers and distributors of bakery products. Ms. France was recommended to the Corporate Governance and Nominating Committee by third party advisors to the Partnership. Ms. France, who has served as a Director since 2011, is the Chairperson of the Audit Committee and is a member of the Corporate Governance and Nominating Committee. Ms. France is qualified to serve on the Board of Directors because of her leadership experiences in the investment banking, accounting and financial services field and her experiences as a board member of several nationally recognized companies.
Matthew A. Ouimet, age 54, has been president of the Partnership's General Partner since June 2011 and chief executive officer since January of 2012, and a member of the Board of Directors since August 2011. Mr. Ouimet was President and Chief Operating Officer for Corinthian Colleges from July 2009 to October 2010 and as Executive Vice President – Operations for Corinthian Colleges from January 2009 to June 2009. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from August 2006 to September 2008. Before joining Starwood, Matt spent 17 years at The Walt Disney Company, where he last served as President of the Disneyland Resort. He also served in a variety of other business development and financial positions during his employment with Disney, including President of Disney Cruise Line and Executive General Manager of Disney Vacation Club. This experience and Mr. Ouimet's leadership and management skills qualify Mr. Ouimet to serve on the Board of Directors.
Tom Klein, age 49, has been president of Sabre Holdings since January 2010. Prior to joining Sabre in 1994, he held a variety of sales, marketing and operations positions at American Airlines and Consolidated Freightways, Inc. In 2006 and 2007, he was recognized by Business Travel News as one of the "25 Most Influential Executives." In 2010, he was appointed to the Board of Directors for Brand USA by U.S. Secretary of Commerce Gary Locke. He also serves on the executive committee of the World Travel and Tourism Council. Mr. Klein has served as a director since January 2012 and is a member of the Audit Committee and the Compensation Committee. Mr. Klein is qualified to serve on the Board of Directors primarily as a result of his experience as a president of a company in the technology and travel industry.

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
Based solely on a review of Forms 3, 4 and 5 (including amendments to such forms) furnished to the Partnership during and with respect to 2011, except as set forth below, no Director, officer, or beneficial owner of more than ten percent of the Partnership's outstanding units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2011. One late Form 4 was filed for each of the following individuals, with the number of transactions indicated in the parentheses: Ms. France (1), Mr. Scott III (2), Ms. Alexakos (2), Mr. Bender (1), Mr. Decker (1), Mr. Freeman (1), Mr. Hoffman (1), Mr. Kinzel (1), Mr. Milkie (1), Mr. Witherow (1), and Mr. Zimmerman (1).

D. Code of Ethics:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics, which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Senior Financial Officers. The Board revised the Code of Conduct and Ethics in March of 2012. A copy of the Code of Conduct and Ethics is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

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

E. Audit Committee:

The Board of Directors has a standing Audit Committee, which is comprised of Ms. France and Messrs. Harvie, Affeldt, Klein and Scott. The Audit Committee is responsible for appointing and meeting with the Partnership's independent registered public accounting firm and for assisting the Board in its oversight of the financial statement reporting, internal audit and risk management functions. The Board has determined that each Committee member is financially literate, and Gina D. France, the chair of the Committee, is the designated financial expert. The Board has determined that Ms. France is independent, as defined for Audit Committee members in the listing standards of the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation philosophy and objectives, our methods for determining executive compensation, the elements of executive compensation and the reasons that we have elected to pay these particular elements of compensation. The summary highlights our 2011 business results and the impact of those results on our compensation decisions as well as actions we have taken recently to modify and update our compensation programs. The full impact of some of the changes we made will not be reflected until 2012 executive compensation is reported in our 2013 proxy statement because they were made after the 2011 executive compensation program had been developed and implemented. A detailed discussion of our compensation philosophy and practices follows the summary.
Throughout this Form 10-K/A the individuals listed in the Summary Compensation Table on page 14 are referred to as the “named executive officers.” We have included discussion and disclosure for our former chief executive officer, Richard Kinzel, and former chief financial officer, Peter Crage, because this information is required by applicable rules and regulations.

Summary
We believe in strongly linking our compensation with performance. Consistent with that philosophy, and based on the record breaking results achieved in 2011 summarized immediately below, the overall compensation to our named executive officers for 2011 increased over 2010 compensation. Our annual cash incentive program paid out at above-target numbers because our financial performance exceeded the target amount set by our Compensation Committee. In addition, the named executive officers each received salary increases in recognition of their individual achievements and unit-based awards as a mechanism to retain these executives and to encourage them to drive long-term performance. Payouts to executives who had received our performance-based long-term incentive awards were paid at 65% of the maximum level based on the level of achievement of cumulative Adjusted EBITDA for the 2008-2011 time periods.
In 2011 we achieved the following results for our unitholders:

•	Record net revenues of $1.028 billion, up 5.2% from 2010;

•	Record attendance at our parks of 23.4 million guests, a 2.6% increase from our record attendance in 2010;

•	Our unit price increased 42% from December 31, 2010 to December 30, 2011; and

•	We declared cash distributions to our unitholders totaling $1.00 for 2011.
In response to our first annual “say on pay” vote, for which we received the support of the majority of the votes cast, we undertook in 2011 a comprehensive review of our executive compensation program in order to identify ways to improve our program, to implement best practices and to maintain the integrity of our compensation process. Our Compensation Committee retained and worked closely with a nationally recognized independent compensation consultant to suggest modifications that would directly align our compensation with business results. Our management team and our Board also engaged directly with unitholders throughout 2011, which included meetings with investment firms and institutional stockholders, including individual and group meetings. These meetings focused on our business, our initiatives and our industry and offered the opportunity for general dialogue about topics of interest to the participants. At several of these meetings, investors or potential investors shared thoughts relating to the pay-for-performance aspects of our compensation program and the level of management's equity ownership. After discussion and study, the Board of Directors has instituted the following modifications, updates and changes to our compensation program, the majority of which are effective in 2012.

Recent Modifications to Compensation Program
Established Circuit-Breakers for Cash Incentive Awards
We established a threshold target of 85% of the target consolidated Adjusted EBITDA number for the annual cash incentive program. If this threshold is not met, there is no payout under the cash incentive program.
There will be no payout under the annual cash incentive program if we are unable to pay distributions to our unitholders due to loan covenants.

Modified Cash Incentive Performance Goals to Drive both Company Achievement and Individual Achievement
We changed the weighting of performance goals in our annual cash incentive program from 100% weighted for a consolidated Adjusted EBITDA target, to an 85% weighting for consolidated Adjusted EBITDA and a 15% weighting for individual goals and objectives. This weighting will incentivize executives to achieve specific individual goals established by the Board to drive overall company performance.

Increased Alignment of Management's Financial Interest with Unitholder Interests through Long-Term Incentive Program Modifications
We adjusted the mix of long-term incentive compensation in order to better align our management's financial interest with that of our unitholders, and have initiated a long-term incentive compensation package for our named executive officers for 2012 that includes options (25%), performance units (25%) and time-based restricted units (50%).

Eliminated Excise Tax “Gross Ups” from Employment Agreements We have eliminated excise tax “gross up” payments from all of our named executive officer employment agreements.
Implemented a Clawback Provision For the CEO and his direct reports, the 2012 cash incentive opportunity includes a clawback provision.
Adopted Mandatory Unit Ownership Guidelines
We adopted mandatory unit ownership guidelines for our chief executive officer and his direct reports. Within 5 years of adoption of the guidelines, our chief executive officer must own units valued at four times his salary, and his direct reports must own units valued at two times their respective salaries.

One of the primary objectives of our compensation philosophy is to attract and retain highly-qualified executives. During this past year we have recruited new talent and promoted existing talent in crucial executive positions, and these successes in recruitment and retention reflect favorably on our compensation structure and program. Many of our compensation decisions for 2011 reflect new roles assumed by our executives during the year, the importance of ensuring a successful leadership transition and the importance of attracting, retaining and grooming our deep and talented management team to lead our company in its pursuit of long-term growth and value creation. These efforts have resulted in a new and energized management team led by Mr. Ouimet, a 20 year veteran of the leisure and hospitality industry, who became our president in June 2011, and chief executive officer in January 2012.
Compensation Philosophy and Objectives
Our compensation program is designed to incentivize our key employees to drive superior results, to give key employees a proprietary and vested interest in our growth and performance, and to enhance our ability to attract and retain exceptional managerial talent upon whom, in large measure, our sustained growth, progress and profitability depend. Our executive compensation structure rewards both successful individual performance and the consolidated operating results of the Partnership. Our executive compensation program is in large part designed around Adjusted EBITDA as the key performance objective.  Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement.  We use Adjusted EBITDA as the key measure of performance because it tracks core operating performance closely, it crosses geographic and park operating units, it is easy to track and report to our unitholders on a regular basis, and because it is a primary factor in assessing free cash flow available for distributions which we believe is the key investment focus of our unitholders. While unit price appreciation, which is driven by earnings growth, is an important factor, we view our units as a total return investment that is anchored by the attractive yield of our distributions to unitholders.
Overall, our unitholder-approved incentive plan allows us to provide a mix of compensation that drives our management team to achieve strong annual results as well as deliver long-term value for all unitholders. Our compensation structure provides us with the flexibility to evolve our compensation philosophy and program from year to year, as the market, our business or the industry requires.

Determining Executive Compensation
We combine the compensation elements discussed below in a manner that we believe will optimize the executive's contribution to the Partnership. We recognize and consider many factors in assessing an individual's value. In general, we work within ranges of base salary commensurate with the executive's scope of responsibilities and use our cash incentive and unit-based award programs to challenge the executive to achieve superior annual and long-term results for the benefit of the Partnership and its unitholders. Because a portion of this compensation is dependent on performance results, an executive's actual total compensation could vary considerably if we have a year that exceeds or fails to meet expectations. We believe that this is a fair result and appropriately motivates our executives to achieve peak corporate performance over the long term. The range of targeted compensation is position dependent and may reflect how difficult we believe it would be to replace that particular person.

We engage independent consultants from time to time to assist us in reviewing and analyzing our compensation program and market practices. In 2011, we engaged Korn Ferry to assist us with the search for a chief executive officer and later to provide input related to determining the compensation package to recruit Mr. Ouimet. Korn Ferry's input included providing the Committee with information regarding compensation packages of chief executive officers at similarly situated companies as well as recommendations for an appropriate salary and benefits package to be offered to Mr. Ouimet. In addition, as part of the search process the Committee reviewed the compensation study conducted for us by Pearl Meyer & Partners in 2010, along with an earlier study by Mercer, and discussed possible compensation terms in detail with Korn Ferry. Additional detail regarding Mr. Ouimet's compensation for 2011 is described below under “Elements of 2011 Executive Compensation,” and a summary of the terms of his employment agreement is provided under the headings “Narrative to Summary Compensation and Grants of Plan Based Awards Table - Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”
The Pearl Meyer & Partners study mentioned above included information on trends in compensation practices for nine executive-level positions. Pearl Meyer compared our pay data (including base salary, target cash incentive and long-term incentive compensation, individually and in the aggregate) against market data from published and private survey sources as well as 15 peer companies' proxy statements. In addition to considering the information in connection with hiring our new chief executive officer, the general understanding of market practices that the Committee gained from the Pearl Meyer study provided context for other named executive officer compensation decisions for 2011.
This past year also provided an opportunity to reassess our compensation practices, processes and levels in connection with multiple promotions and movement in our executive officer ranks. We took the opportunity to revisit historical compensation practices and assess their effectiveness, and the Compensation Committee engaged Hay Group in October 2011 to assist with this process. Hay Group conducted a comprehensive review of our executive compensation program and made recommendations on possible changes to the structure of our program to our Compensation Committee. The Hay Group analysis included a review of our cash incentive program, long-term incentive program, and change in control arrangements. Hay Group also conducted a study of compensation levels for certain of our executive positions as compared to compensation levels for similar positions at comparable companies, including levels of base salaries, target total cash compensation (i.e., base salary and target bonus) and total direct compensation (i.e., base salary, target bonus and long-term incentive). Hay Group also assisted the Committee in assessing market practices with respect to executive and director equity ownership guidelines.
Hay Group compared our current programs, practices and compensation levels to market data from published and private survey sources as well as proxy statement information on the current programs, practices and compensation levels of 19 peer companies. Hay Group assisted the Committee in reviewing the peer group used in connection with the Pearl Meyer study and recommended certain refinements to that group. The selection of peer group members focused on U.S. publicly traded companies with a significant focus on recreation and entertainment, with similar business models to ours, with annual revenues between ½ to 2 ½ times our revenues and with a market capitalization comparable to ours. The goal was for peer group companies to meet the majority of these criteria. We added seven new companies (Bob Evans Farms; Buckle, Inc.; Cinemark Holdings, Inc.; DSW, Inc.; Finish Line, Inc.; Marriot Vacations Worldwide; and Texas Roadhouse, Inc.) and removed three companies that previously had been part of our peer group (Boyd Gaming Corporation; Isle of Capri Casinos, Inc.; and Life Time Fitness, Inc.) as a result of this review. The revised peer group has a reduced focus on the gaming sector, a broader family entertainment scope and lower median and average stock price volatility, and includes the following 19 companies:

Ameristar Casinos, Inc.	DreamWorks Animation, Inc.	Marriott Vacations Worldwide
Bob Evans Farms	DSW, Inc.	Pinnacle Entertainment, Inc.
Buckle, Inc.	Finish Line, Inc.	Six Flags Entertainment Corp.
Carmike Cinemas, Inc.	Gaylord Entertainment Co.	Speedway Motorsports, Inc.
CEC Entertainment, Inc.	International Speedway Corp.	Texas Roadhouse, Inc.
Choice Hotels International, Inc.	Madison Square Garden Co.	Vail Resorts, Inc.
Cinemark Holdings, Inc.
The Committee and Hay Group interacted extensively, discussing the appropriate mix of compensation to retain executives and drive performance, certain unique features of our company, our goal to increase alignment with our unitholders through required executive unit ownership guidelines and the mechanics and costs of various compensation features. The Hay Group recommended certain modifications to our cash incentive and long-term incentive programs, including the utilization of a different mix of unit-based award opportunities than we have used in recent years and we have adopted multiple updates and modifications following this collaborative process, all of which are in place for 2012.
Although our Board makes the final compensation decisions for the named executive officers, the process of determining compensation is a collaborative one between the Board, Compensation Committee and the chief executive officer. Our chief executive officer dedicates time annually to review all of his direct reports, including the other named executive officers, as well as all of the park general managers. He reviews each individual against budget targets (for the named executive officers), operational targets (for park managers) and achievement of individual performance objectives established before the operating season begins (where applicable) and makes recommendations to the Compensation Committee or Board regarding the compensation of each individual. The Committee or Board then makes compensation determinations and adjustments when determined to be appropriate to the chief executive officer's recommendations in accordance with the applicable compensation plans. Decisions regarding the chief executive officer's compensation are made by the Compensation Committee, together with the Board of Directors, based upon its review of his performance and the Partnership's performance.

The Board reviews compensation matters after the seasonal parks have closed and financial results for the season are available. The chief executive officer finalizes his evaluations of the other named executive officers, among others, performance against the established targets and achievement of their individual performance objectives and based upon that determination prepares calculations with respect to cash incentive payouts and equity compensation awards for the current year, as well as recommendations for compensation adjustments for the coming year. The chief executive officer generally presents this report to the Compensation Committee and to the Board in October. Based on Partnership performance, park performance and individual performance, the Compensation Committee makes final calculations with regard to cash incentive payouts, equity compensation awards and recommends any compensation adjustments, subject to Board approval and final audited results.

Elements of 2011 Executive Compensation
Compensation Mix
In light of the objectives and philosophy set forth above, we determined that a mix of the following components of compensation for our named executive officers in 2011 was appropriate:

•	Base salary;

•	Cash incentive compensation and/or cash bonus, as applicable;

•	Long-term equity incentive compensation;

•	Retirement benefits; and

•	Perquisites or supplemental compensation and other welfare benefits.
We seek to balance the compensation for each executive among the above elements in a manner designed to achieve our overall compensation objectives. In setting cash incentive and equity incentive components of compensation for each executive, we look to the relationship of those components to the executive's salary and consider the total direct compensation that is represented by salary, cash incentive awards and unit-based awards. The mix of compensation and relative levels of each element is position dependent and may vary year-to-year.
Compensation Mix - 2012 Update
The compensation mix for 2012 will continue to include the above elements but, as discussed above, we have refined the long-term equity incentive compensation component in order to place more emphasis on performance and alignment with the interests of our unitholders. Accordingly, the long-term incentive compensation component for each named executive officer for 2012 includes a mix of performance units, options and time-vested restricted units, and those awards represent 25%, 25% and 50%, respectively, of the executive's target long-term incentive compensation. We expect in future years that the mix of the long-term incentive compensation will continue to be reflective of an increased emphasis on performance and alignment with the interests of our unitholders.
Base Salary
We use base salaries to provide a fixed amount of compensation commensurate with the executive's scope of responsibilities, performance, current compensation levels, career with the Partnership and other experience. We do not consider the earnings of prior long-term incentive grants or retirement plans when determining base salary compensation, as awards earned in prior years were earned for prior performance, and we do not believe they should be a factor in current compensation. Base salaries may be reviewed and adjusted from time to time, subject to the terms of applicable employment agreements. Based on the factors identified above, the Board, or the Compensation Committee, as the case may be, adjusts the base salary for each of the named executive officers on an annual basis and in connection with promotions. See “Narrative to Summary Compensation and Grants of Plan Based Awards Tables - Employment Agreements” for additional information on the terms of the employment agreements.
The base salary for each named executive officer falls within a range, when considered together with the other elements of compensation, that the chief executive officer and Compensation Committee believe is appropriate on an individual basis. Our named executive officers who were employed during 2010 received merit increases in base salary for 2011. Base salaries for 2011 and 2012 are indicated below, together with a discussion of the reason for the indicated increase in base salaries.

Executive Officer	2011 Salary	2012 Salary	Discussion
Ouimet	$750,000	$850,000
Mr. Ouimet's starting annual salary was set at $750,000 at his time of hire. His raise for 2012 recognizes his strong performance in assuming our most important leadership positions and his role in achieving our record 2011 results.

Zimmerman	$325,000	$425,000	Mr. Zimmerman was promoted from regional vice president to chief operating officer in October 2011. His salary was increased to $425,000 at that time, and was not further increased for 2012.

Witherow	$191,109	$350,000	Mr. Witherow was promoted recently to executive vice president and chief financial officer and received a raise commensurate with market comparables for that position.

Decker	$275,000	$284,000	Mr. Decker's increase in base salary for 2012 was in recognition of his strong planning and design work for our award winning parks.

Bender	$292,000	$325,000
Mr. Bender assumed additional responsibilities for operationalizing company-wide quality improvement initiatives, such as overall improvement in food quality, in October 2011.  His salary was increased to $325,000 at that time, and was not further increased for 2012.

Hoffman	$200,000	$250,000	Mr. Hoffman was promoted recently to senior vice president and chief accounting officer and received a raise commensurate with market comparables for that position.

Cash Incentive Program
Our cash incentive awards provide a component of compensation that is contingent on the achievement of annual performance objectives and is designed to reward achievement of short-term financial and operational goals. The performance objectives and percentage of base salary that may be earned as cash incentive are determined for each named executive officer by March of each year. The performance objectives may be individualized for each position and individual, may be expressed in multiple measures of performance, including individual, business unit, management unit and Partnership performance, and may be weighted differently between positions and individuals.
For 2011, the achievement of a target consolidated Adjusted EBITDA was established as the performance objective for all named executive officers. The target Adjusted EBITDA is generally set at a level which is challenging and that we believe is appropriate in light of prior year results. We use Adjusted EBITDA as the key measure of performance because it tracks core operating performance closely, it crosses geographic and park operating units, and because it is a primary factor in assessing free cash flow available for distributions which we believe is the key investment focus of our unitholders. The target Adjusted EBITDA for 2011 was set at $362.9 million.

The 2011 target award opportunities for the named executive officers who were employed when targets were set in March 2011, reflected as a percentage of base salary in effect at that time, were as follows: Zimmerman 60%; Witherow 35%; Decker 60%; Bender 65%; Hoffman 25%; Kinzel 100% and Crage 65%. The named executive officers' 2011 award payouts were to be at the percentage of target Adjusted EBITDA achieved, excluding the impact of our incentive plans, subject to the Compensation Committee's discretion to decrease or increase the award. No such discretion was exercised in connection with the 2011 payouts. For 2011 we achieved Adjusted EBITDA of approximately $374.6 million and based on this high achievement, the cash incentive payouts to each of the named executive officers (other than Mr. Crage, who was not employed with us at year end) were at 104% of their respective targets.
The 2011 cash incentive payouts for the named executive officers other than Mr. Ouimet are set forth below:

Executive Officer	2011 Cash Incentive	Cash Incentive as a Percentage of 2011 Salary
Zimmerman	$202,800	62%

Witherow	$69,564	36%

Decker	$171,600	62%

Bender	$197,392	68%

Hoffman	$52,000	26%

Kinzel	$1,445,600	104%

Cash Incentive Program - 2012 Update
We reviewed our cash incentive program as part of Hay Group's overall review of our compensation program. Based on their recommendation and discussion with the Compensation Committee, our short-term cash incentive award program will place more weight on individual performance goals and will not be paid out if the performance metric falls below the threshold goal. In 2012, 85% of the target cash incentive awards for our named executive officers will be based on an approved target for consolidated Adjusted EBITDA for the fiscal year, and 15% of the target awards will be based on the achievement of individual performance goals.
Payouts of the company performance-based portion of the award will be based on specified threshold, target and maximum levels of performance as compared to the targeted level of Adjusted EBITDA and will be interpolated for performance between those levels. For example, payouts of the company performance-based portion of the 2012 cash awards will be at the following scale (with amounts interpolated between the various levels): Adjusted EBITDA of less than 85% of the target, 0% payout; Adjusted EBITDA of 85% of the target, 50% payout; Adjusted EBITDA of 100% of the target, 100% payout; and Adjusted EBITDA of 105% or more, 150% payout. Payout of the individual performance-based portion of the award will depend on the achievement of a specified threshold, target or maximum number of individual performance goals, with payout at 50%, 100% and 150% for 2012 awards. Maximum payout of the cash incentive awards will be 150% of the target award, and no cash incentive awards will be paid to the executives in the event that Adjusted EBITDA falls below the threshold level of performance or the company is not able to pay a distribution during the applicable year due to loan covenants. Participants who leave employment prior to the date of payment will forfeit any unpaid cash incentive award unless otherwise provided in an employment agreement. Thus, these awards are designed not only to motivate performance but also to encourage retention of key employees.
For 2012, the cash incentive opportunities for our chief executive officer and his direct reports includes a clawback provision. This clawback provision has a 24-month lookback and is triggered upon a financial restatement that results in lower bonus payouts than originally delivered.
Bonuses
Mr. Ouimet received a cash bonus of $416,712 for 2011. This amount represents 104% of his base salary for 2011, pro-rated for the amount of time he was employed during 2011. Mr. Ouimet received a minimum cash bonus of 100% of his pro-rated salary for 2011 under his employment agreement as part of recruiting him to join our company. In approving Mr. Ouimet's final bonus amount, we determined that Mr. Ouimet's bonus should represent the same percentage of his target for 2011 as the cash incentive award payouts represent for our other named executive officers because of his strong start with our company in 2011 and because he played a critical role in the achievement of the record results in our operating season. For 2012 and future years, under his employment agreement, Mr. Ouimet will be eligible for a cash incentive award with a target amount of 100% of his base salary, subject to the satisfaction of performance and other criteria set by the Board in consultation with him (including discretionary components). We awarded Messrs. Witherow and Hoffman special one time cash bonuses of $15,000 for 2011, and we also covered taxes on the special bonuses for both so that they would receive the full amount of the award. These special bonuses were in recognition of both of these executives being instrumental in running our corporate finance division and providing continuity following the departure of Mr. Crage in June.
Long-Term Incentive Compensation
We provide long-term incentive compensation awards to senior management under our 2008 Omnibus Incentive Plan which allows us to grant options, units, unit appreciation rights, performance awards and other types of unit-based awards. For the past five years we have relied primarily on our phantom unit grants to provide long-term incentives to our executive officers, with certain members of management having received performance unit awards. We utilized these types of awards because we believe they give key employees a proprietary and vested interest in our growth and performance and align key employees' interests with those of our unitholders, while providing us a cost effective means of compensation. We also believe that the vesting schedule for these awards aids us in retaining executives and motivates superior performance over the long term because the payment of the awards is forfeited if the executive is no longer employed by us as of the vesting date, unless otherwise provided in an employment agreement or grant agreement.
Long-Term Incentive Compensation - 2012 Update
We have modified our long-term incentive program for 2012, as a result of our overall review of our compensation program in consultation with Hay Group. Beginning in 2012, each named executive officer will receive a unit-based award that includes a mix of time-based restricted units, performance unit awards and options. In 2012, the target award will be allocated 50%, 25% and 25%, respectively, among these types of awards. The target long-term incentive award value will be determined as a percentage of base salary and then converted to a number of units for each named executive officer. We currently intend to make long-term incentive awards each year, with rolling three-year performance periods. Options will vest in annual increments over a three-year period. The performance unit awards and restricted unit awards will have continuous employment requirements, subject to certain exceptions, and will accrue distribution equivalents. Restricted units will be non-transferable during the restricted period.

Award recipients will be eligible to receive up to a specified percentage of the target number of potential performance units for a particular performance period. The number of units payable will depend on the level of attainment of the performance objectives specified for the performance period, as determined by the Committee, and no awards will be paid if the threshold level of performance is not achieved. Awards for 2012 have a performance period of January 1, 2012 - December 31, 2014, and are based on the level of achievement of cumulative Adjusted EBITDA versus the target during that period. Payouts of the 2012 awards will be at the following scale (with amounts interpolated between the various levels): cumulative Adjusted EBITDA of less than 85% of the target, 0% payout; cumulative Adjusted EBITDA of 85% of the target, 50% payout; cumulative Adjusted EBITDA of 100% of the target, 100% payout; and cumulative Adjusted EBITDA of 105% or more, up to a maximum payout of 150% of the target.
Time-Based Phantom Unit Awards
Time-based phantom unit awards are intended to assist in retaining our executive team in order to accomplish our strategic and long-term objectives. Mr. Ouimet received an initial award of 54,201 time-based phantom units in connection with entry into his employment agreement in June, with a grant date value of approximately $1,000,000. These phantom units will vest in two equal installments in June 2014 and June 2015 if Mr. Ouimet remains employed as of each payment date, subject to the terms of his award agreement. The phantom units subject to this award accrue additional phantom units from distributions that we make, subject to the same vesting terms and conditions.
In October 2011, we made time-based phantom unit awards to each named executive officer other than Mr. Witherow, who had received a performance unit award earlier in the year, and Mr. Crage, who resigned in June. These awards will vest and be paid in two equal installments in March 2014 and March 2015, but only if the executive is employed by us as of the payment date, unless otherwise provided in an employment agreement or grant agreement. These awards accrue additional phantom units from cash distributions and are paid out in cash, units or a combination of both, as determined by the Committee. Mr. Kinzel's award will be payable in July 2012 as a result of his January 2012 retirement, pursuant to his employment agreement. The October 2011 time-based phantom unit grants were as follows: Ouimet 24,950; Zimmerman 2,495; Decker 5,988; Bender 4,242; Hoffman 2,495 and Kinzel 79,840. These phantom unit grants were made in light of our record 2011 operating season results and were compensation for the important roles that the named executive officers played in our 2011 successes, as further described above. The award to Mr. Ouimet reflected the Board's belief that he played a critical role in the achievement of the additional growth, successful executive management team transition, and record year in 2011.
Performance Unit Awards
In March 2011, we made performance unit awards under our 2008 Omnibus Incentive Plan to certain vice presidents and key employees, including Mr. Witherow. The 2011 performance unit awards were based on the attainment of specified levels of Adjusted EBITDA during 2011, as further discussed below. The awards are payable in cash, units or a combination of both, as determined by the Compensation Committee, 50% in March 2012 and 50% in March 2013.
We made similar performance unit awards to certain of our named executive officers and key employees in 2008, 2009 and 2010, which also were based on the attainment of specified levels of cumulative Adjusted EBITDA for the applicable performance period. Mr. Witherow received these awards in each of those years. Messrs. Zimmerman, Bender and Hoffman received performance unit awards in 2008 and 2009, but each received time-based phantom unit awards in lieu of performance unit awards in 2010 and 2011.
As the performance periods for each of the 2008, 2009, 2010 and 2011 grants all ended on December 31, 2011, 50% of the performance units for each year vested and were paid out in March 2012. The remaining 50% will vest and be paid in March 2013, subject to the continuous employment requirements of the award agreements. Each year's awards were to be paid based on a sliding scale of performance objectives for the applicable performance period, tied to the achievement of specified levels of cumulative Adjusted EBITDA. The goals for the June 2, 2008 through December 31, 2011 performance period were as follows: cumulative Adjusted EBITDA in excess of $1,531 million, 100% payout; cumulative Adjusted EBITDA in excess of $1,456 million, 75% payout; cumulative Adjusted EBITDA in excess of $1,411 million, 50% payout; cumulative Adjusted EBITDA of less than $1,381 million, 0% payout. The goals for the 2009, 2010 and 2011 awards were set at levels consistent with the 2008 - 2011 targets. All of the 2008, 2009, 2010 and 2011 awards were paid out at 65% of the maximum level, based on achievement of cumulative Adjusted EBITDA of $1,438 million from June 2, 2008 through December 31, 2011, and based on the equivalent level of achievement of Adjusted EBITDA for the performance period applicable to the relevant award.
Employment Agreements and Change in Control Arrangements
We currently have employment agreements with each of our named executive officers except Mr. Witherow. We had employment agreements with Messrs. Kinzel and Crage during their employment. We amended the employment agreements with Messrs. Zimmerman, Bender, and Decker in 2011, and amended the employment agreement with Mr. Hoffman in 2012, to remove provisions entitling those officers to tax gross-up payments for any excise taxes incurred under Sections 280G or 4999 of the Internal Revenue Code and to provide for a cap on aggregate change in control payments, distributions, and benefits that constitute parachute payments. Similarly, our new employment agreement with Mr. Ouimet does not provide for any tax gross-up payments. The 2011 amendments to the employment agreements of Messrs. Bender, Decker, and Zimmerman also provide for those officers to receive certain benefits in the event of termination other than for cause before June 30, 2013, which we determined to be an appropriate modification in light of the transitions in our management team and the importance of retaining those executives. We intend to enter into an employment agreement with Brian Witherow which will incorporate the changes to the compensation program adopted by the Board in 2012.
Each employment agreement provides for certain benefits in termination and change-in-control situations, and we have a change-of-control plan in place for certain executives and key employees. If an executive who would otherwise be covered by the change-of-control plan has change-in-control provisions in his employment agreement, then the executive does not participate in the change-of-control plan while the employment agreement is in effect. In addition, certain of our incentive plans contain change-in-control provisions. Our compensation consultant reviewed our change-in-control arrangements in connection with its review of our compensation programs and determined that our arrangements were appropriate and consistent with market terms. The agreements that would apply to our named executive officers in a change-of-control situation are discussed in more detail under “Potential Payments Upon Termination or Change in Control” below.

Retirement Programs
Our named executive officers participate in our tax-qualified Cedar Fair Retirement Savings Plan. This plan, or a similar plan, is available to all of our employees and contains a 401(k) matching program as well as a profit sharing component. The annual amount of the profit sharing contribution is determined at our sole discretion. Our contributions to this plan for our named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table on page 14. In addition, Mr. Kinzel participated in our Amended and Restated Supplemental Retirement Program described on page 22 while employed with us and is entitled to receive certain cash payments under the program as a result of his retirement. Additional contributions to this plan were discontinued on May 2004, and we do not intend to have any other executive officers participate in this plan. In February 2008, we adopted the 2008 Supplemental Retirement Plan to provide supplemental retirement benefits to a broader group of executives, which is described on page 22. Mr. Decker participates in this plan, and his account was credited with $50,000 for the 2008 and 2009 plan years. Additional contributions to this plan were discontinued in 2011, and we do not intend to have any other executive officers participate in this plan. Mr. Crage participated in our tax-qualified Retirement Savings Plan and in our 2008 SERP during his employment but forfeited his accounts under both plans in connection with his departure.
Perquisites and Supplemental Compensation
We provide perquisites or supplemental compensation to our named executive officers that we believe are reasonable, competitive and consistent with our overall compensation philosophy. We believe that these benefits generally allow our executives to work more efficiently and represent a small percentage of overall compensation. Mr. Ouimet's employment agreement provides for supplemental compensation at an annual rate of $50,000, which is intended to provide for a fixed annual amount in lieu of individual perquisites other than one-time relocation expenses, an annual physical exam and de minimis perquisites such as discounts on our products.
In 2011 we provided Messrs. Zimmerman, Bender, Decker and Crage (during his employment) with automobile allowances. We also offered our named executive officers (other than Messrs. Witherow and Hoffman) discounts on Partnership products. Mr. Kinzel also received a gas allowance, an annual physical exam, the premium payment on a life insurance policy, laundry services and dues for one club membership. See footnote 5 to the Summary Compensation Table on page 14 for a discussion of when the value of perquisites is reported in that table.

Risk Assessment Process

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

SUMMARY COMPENSATION TABLE FOR 2011

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2011. The table also summarizes, for each of our named executive officers for 2011 who was also one of our named executive officers for 2010 and/or 2009, the total compensation paid to or earned by the officer for the fiscal years ended December 31, 2010 and 2009.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary		Bonus (1)	Unit Awards (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5) (6)	Total
Richard L. Kinzel (7)	2011	$1,390,000		$—	$1,600,000	$—	$1,445,600	$62,014	$52,481	$4,550,095
Former President and	2010	$1,340,000		$—	$1,600,000	$—	$1,433,800	$60,039	$53,709	$4,487,548
Chief Executive Officer	2009	$1,300,000		$—	$1,500,000	$—	$1,196,000	$58,126	$44,059	$4,098,185

Matthew A. Ouimet (8)	2011	$400,685		$416,712	$1,500,000	$—	$—	$—	$28,738	$2,346,135
President and
Chief Executive Officer

Richard A. Zimmerman	2011	$346,644		$—	$50,000	$—	$202,800	$—	$19,635	$619,079
Chief Operating Officer	2010	$315,500		$—	$55,000	$—	$135,034	$—	$20,869	$526,403
	2009	$310,000		$—	$150,003	$—	$111,228	$—	$20,469	$591,700

Brian C. Witherow (9)	2011	$191,109		$15,000	$85,402	$—	$69,564	$—	$27,778	$388,853
Executive Vice President
and Chief Financial Officer

Robert A. Decker	2011	$275,000		$—	$120,000	$—	$171,600	$17,025	$19,635	$603,260
Corporate Vice President -	2010	$270,000		$—	$120,000	$—	$169,007	$9,021	$18,689	$586,717
Planning and Design	2009	$267,000		$—	$114,995	$—	$132,646	$34,095	$18,069	$566,805

H. Philip Bender	2011	$299,504		$—	$85,000	$—	$197,392	$—	$19,635	$601,531
Executive Vice President	2010	$277,000		$—	$53,000	$—	$177,834	$—	$20,869	$528,703
	2009	$271,500		$—	$131,004	$—	$146,121	$—	$32,454	$581,079

David R. Hoffman (10)	2011	$200,000		$15,000	$50,000	$—	$52,000	$—	$27,797	$344,797
Senior Vice President and
Chief Accounting Officer

Peter J. Crage (11)	2011	$264,430	(12)	$—	$—	$—	$—	$—	$16,328	$280,758
Former Executive Vice	2010	$470,000		$—	$600,000	$—	$326,885	$88,901	$20,869	$1,506,655
President and Chief Financial	2009	$450,000		$—	$574,995	$—	$269,100	$65,556	$20,469	$1,380,120
Officer

(1)
The amounts in column (d) reflect cash bonuses to certain of our named executive officers for 2011. Mr. Ouimet received a cash bonus for 2011 representing 104% of his 2011 base salary, pro-rated for the amount of time he was employed during 2011. Mr. Ouimet was entitled to a minimum cash bonus equal to his pro-rated salary for 2011 under his employment agreement. Messrs. Witherow and Hoffman were awarded special discretionary cash bonuses in 2011 in recognition of both of these executives being instrumental in running our corporate finance division and providing continuity following the departure of Mr. Crage in June 2011. Those special bonuses were in addition to the cash incentive awards to Messrs. Witherow and Hoffman reported in column (g).

(2)
The amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of phantom unit awards granted during the fiscal year ended December 31, 2011, 2010 or 2009, as applicable, pursuant to the 2008 Omnibus Incentive Plan. Messrs. Bender and Zimmerman received performance awards in 2009, and Mr. Witherow received performance awards in 2011, 2010 and 2009. The 2009 amounts in column (e) for Messrs. Bender and Zimmerman, and the amounts in column (e) for Mr. Witherow, reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of performance awards granted during the fiscal years ended December 31, 2011, 2010, and 2009, as applicable, pursuant to the 2008 Omnibus Incentive Plan based on the maximum potential payout under the established performance targets. Assumptions used in the calculation of these amounts are discussed in Note 7 to the Partnership's audited financial statements for the fiscal year ended December 31, 2011, included in the Original Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

(3)
The amounts in column (g) reflect cash incentive awards to the named executive officers for 2011, 2010 and 2009. See the discussion under “Cash Incentive Program Awards and Bonuses” on page 18 for additional information.

(4)
The amounts in column (h) reflect the aggregate positive change in actuarial present value of the officer's accumulated benefits from the prior year under the Amended and Restated Supplemental Retirement Program or the 2008 Supplemental Retirement Plan which are discussed on page 13 under the heading “Retirement Programs.” The aggregate change in actuarial present value of Mr. Crage's accumulated benefits under the 2008 Supplemental Retirement Plan was -$222,773 as Mr. Crage forfeited his account under the 2008 Supplemental Retirement Plan in connection with his departure.

(5)
The amounts shown in column (i) reflect, for each named executive officer (other than Mr. Ouimet), 401(k) matching contributions of 3% of pay and profit sharing contributions of 4% of pay up to the respective limitations imposed under rules of the Internal Revenue Service. The 2011 profit sharing contributions for each named executive officer who received them were approximately $12,285. Mr. Ouimet was not eligible for 401(k) matching or profit sharing contributions in 2011 because employees must complete one year of service before becoming eligible. The amounts shown in column (i) for Messrs. Witherow and Hoffman also include amounts paid to Messrs. Witherow and Hoffman to cover taxes associated with their special discretionary cash bonuses for 2011 described above in footnote (1). The amounts in column (i) also reflect, for each named executive officer for whom the total value of perquisites received in a given year was at least $10,000, the aggregate value of perquisites received in that year. The 2011 amount shown in column (i) for Mr. Kinzel includes the aggregate value of the following types of perquisites: automobile and gas allowance; club dues; discounts on Partnership products and services; laundry services; and life insurance premiums and an annual physical exam provided to Mr. Kinzel pursuant to his employment contract more fully described under the heading “Employment Agreements.” The 2011 amount shown in column (i) for Mr. Ouimet includes the aggregate value of the following: supplemental compensation earned for 2011 under Mr. Ouimet's employment agreement ($26,528); relocation expenses provided to Mr. Ouimet in accordance with his employment agreement; and discounts on Partnership products and services. See “Employment Agreements” for additional discussion of Mr. Ouimet's employment agreement. For additional discussion of contributions that we make for our named executive officers under our Retirement Savings Plan and of perquisites we provide our named executive officers, see “Compensation Discussion and Analysis - Elements of 2011 Executive Compensation - Retirement Programs” and “Compensation Discussion and Analysis - Elements of 2011 Executive Compensation - Perquisites and Supplemental Compensation.”

(6)
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

(7)	Mr. Kinzel retired effective January 2, 2012.

(8)	Mr. Ouimet joined our company as President on June 20, 2011. He became our Chief Executive Officer on January 3, 2012, upon Mr. Kinzel's retirement.

(9)
Mr. Witherow served as interim co-principal financial officer for a portion of 2011. He was promoted to Executive Vice President and Chief Financial Officer in January 2012. Mr. Witherow's 2010 and 2009 compensation is not included because he was not a named executive officer in 2010 or 2009.

(10)
Mr. Hoffman served as interim co-principal financial officer for a portion of 2011. Mr. Hoffman's 2010 and 2009 compensation is not included because he was not a named executive officer in 2010 or 2009.

(11)	Mr. Crage resigned effective June 22, 2011. For additional compensation details related to Mr. Crage's resignation please refer to page 23.

(12)	The 2011 amount in column (c) for Mr. Crage includes $36,923 of accrued and unused vacation that was paid to him in cash upon his resignation.

GRANTS OF PLAN BASED AWARDS TABLE FOR 2011

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Unit and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kinzel	10/26/11	$—	$—	$—	—	—	—	79,840	(2)	—	$—	$1,600,000
	—	$—	$1,390,000	$—	—	—	—	—		—	$—	$—

Ouimet	10/26/11	$—	$—	$—	—	—	—	24,950	(3)	—	$—	$500,000
	6/20/11	$—	$—	$—	—	—	—	54,201	(4)	—	$—	$1,000,000

Zimmerman	10/26/11	$—	$—	$—	—	—	—	2,495	(3)	—	$—	$50,000
	—	$—	$195,000	$—	—	—	—	—		—	$—	$—

Witherow	3/29/11	$—	$—	$—	—	4,448 (5)	4,448 (5)	—		—	$—	$85,402
	—	$—	$66,888	$—	—	—	—	—		—	$—	$—

Decker	10/26/11	$—	$—	$—	—	—	—	5,988	(3)	—	$—	$120,000
	—	$—	$165,000	$—	—	—	—	—		—	$—	$—

Bender	10/26/11	$—	$—	$—	—	—	—	4,242	(3)	—	$—	$85,000
	—	$—	$189,800	$—	—	—	—	—		—	$—	$—

Hoffman	10/26/11	$—	$—	$—	—	—	—	2,495	(3)	—	$—	$50,000
	—	$—	$50,000	$—	—	—	—	—		—	$—	$—

Crage	—	$—	$312,000	$—	—	—	—	—		—	$—	$—

(1)
These columns show possible payouts under 2011 cash incentive awards that were based on the achievement of the consolidated performance measure established in March 2011. The target award opportunity, assuming achievement of budgeted Adjusted EBITDA, is set forth in column (d). As payouts for these awards were to be at the percentage of target Adjusted EBITDA achieved, excluding the impact of our incentive plans and subject to the Compensation Committee's discretion under the plan as to payouts, there were no thresholds or maximums associated with these awards. Detail regarding actual amounts paid with respect to these awards is reported in column (g) of the Summary Compensation Table for 2011 for each named executive officer and is provided in the Compensation Discussion and Analysis. Although a target award was established for Mr. Crage in March, he forfeited his entire potential award in connection with his resignation and did not receive a payout for this potential award. Mr. Ouimet joined us in June 2011 and his employment agreement provided for a minimum cash bonus for 2011. His final bonus for 2011 is reported in the Summary Compensation Table.

(2)	Amounts reflect time-based phantom units granted under the 2008 Omnibus Incentive Plan. These awards will be payable in July 2012 per Mr. Kinzel's employment contract.

(3)
Amounts reflect time-based phantom units granted under the 2008 Omnibus Incentive Plan. These awards will be payable in cash equivalent or units, or a combination of both, as determined by the Compensation Committee, in March 2014 and March 2015.

(4)
Amounts reflect time-based phantom units granted under the 2008 Omnibus Incentive Plan. These awards will be payable in cash equivalent or units, or a combination of both, as determined by the Compensation Committee, in June 2014 and June 2015 per Mr. Ouimet's employment contract.

(5)
Amounts reflect a performance unit award granted under the 2008 Omnibus Incentive Plan, payable in cash equivalent or units, or a combination of both, as determined by the Compensation Committee. There are no thresholds associated with this award. The performance period ended December 31, 2011. Based upon the level of attainment of Adjusted EBITDA for the performance period, 65% of these units, or 2,891 units, became payable, subject to the continuous employment requirements of the award. Half of the final award vested and was paid out in March 2012, and the remaining half will vest and be paid out in March 2013. See “Compensation Discussion Analysis - Elements of 2011 Compensation - Performance Unit Awards” and “Narrative to Summary Compensation and Grant of Plan Based Awards Tables - Performance Unit Awards” for additional information.

NARRATIVE TO SUMMARY COMPENSATION AND GRANTS OF PLAN BASED AWARDS TABLES

The description that follows summarizes the terms and conditions of our employment agreements with Messrs. Kinzel, Ouimet, Zimmerman, Decker, Bender, Hoffman and Crage. It also summarizes terms of and the programs under which the compensation reflected in the tables was awarded. Additional information is provided in the “Compensation Discussion and Analysis” and “Potential Payments upon Termination or Change in Control” sections.
Employment Agreements
Mr. Kinzel retired as our president and chief executive officer upon the expiration of his employment term on January 2, 2012. While he was employed with us, Mr. Kinzel received an annual base salary of not less than $1.2 million per year in accordance with his amended and restated employment agreement. In addition, he was entitled to participate in our welfare benefit programs and various incentive compensation plans on terms no less favorable than provided to our other senior managers and/or officers. We purchased a $2 million term life insurance policy for Mr. Kinzel that will remain in effect through July 23, 2018. Under the agreement, Mr. Kinzel will continue as a director of the Board until at least December 30, 2014, provided he is elected to the Board. The agreement contains non-solicitation, non-competition, confidentiality and assignment of inventions provisions.
The employment agreement with Matthew A. Ouimet, our president and chief executive officer, took effect on June 20, 2011 and will terminate December 31, 2014. Under the agreement, Mr. Ouimet receives a base salary at an annual rate of $750,000, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. He received a pro-rated portion of that salary for 2011 based on the portion of the year he was employed, and his annual salary has been increased for 2012 as discussed in the Compensation Discussion and Analysis. Mr. Ouimet is eligible for an annual cash incentive award, with a target amount equal to 100% of his base salary, subject to the satisfaction of performance and other criteria set by the Board in consultation with him. His agreement provided for a minimum cash bonus for 2011 of 100% of his pro-rated base salary. Pursuant to the agreement, we granted Mr. Ouimet an initial equity award of time-based restricted phantom units valued at $1 million on the grant date, which is further discussed below in the “Phantom Unit Awards” section. Beginning in 2012, Mr. Ouimet is eligible for annual unit grants under our 2008 Omnibus Incentive Plan, with a target award date value of 100% of base salary and a maximum award value of up to 150% of base salary, subject to satisfaction of performance criteria and other criteria set by the Board in consultation with him. Any Omnibus Plan awards will immediately vest upon a change in control. Mr. Ouimet is eligible to participate in any benefit and compensation plans, including medical, disability and life insurance plans, that we offer from time to time on the same basis as our other senior executives. His agreement also provides for supplemental compensation at an annual rate of $50,000, payable in monthly installments, for us to cover the cost of an annual physical exam and for certain relocation expenses. The employment agreement does not limit the manner in which Mr. Ouimet may spend his supplemental compensation. The agreement contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions.
The amended and restated employment agreement with Richard A. Zimmerman, our chief operating officer, took effect on October 14, 2011 and will terminate December 31, 2014. Pursuant to the agreement, Mr. Zimmerman receives a base salary at an annual rate of $425,000, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. Mr. Zimmerman is eligible for an annual cash incentive award, with a target amount equal to 75% of his base salary, subject to the satisfaction of performance and other criteria set by the Board in consultation with him. Beginning in 2012, Mr. Zimmerman is eligible for annual unit grants under the 2008 Omnibus Incentive Plan, with a target award date value of 100% of base salary and a maximum award value of up to 150% of base salary, subject to satisfaction of performance criteria and other criteria set by the Board in consultation with him. Any Omnibus Plan awards will immediately vest upon a change in control. Mr. Zimmerman is eligible to participate in any benefit and compensation plans, including medical, disability and life insurance plans, that we offer from time to time on the same basis as our other senior executives. His agreement also provides for an auto allowance at an annual rate of $8,400, payable in monthly installments. The agreement contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions.
The amended and restated employment agreement with Robert A. Decker, our corporate vice president of planning and design, took effect on June 27, 2011. The agreement will renew automatically for a period of eighteen months commencing on December 1, 2012 and on every eighteen-month anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Decker receives an annual base salary of not less than $250,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation, non-competition, confidentiality and assignment of inventions provisions.
The amended and restated employment agreement with H. Philip Bender, an executive vice president, automatically renewed on December 1, 2011 according to the terms of the agreement. The agreement will renew automatically for a period of two years commencing on December 1, 2013 and on every two-year anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, Mr. Bender receives an annual base salary of not less than $277,000 per year. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation, non-competition, confidentiality and assignment of inventions provisions.

The employment agreement with David Hoffman, senior vice president and chief accounting officer, automatically renewed on December 1, 2011 according to the terms of the agreement and was amended April 24, 2012. The agreement will renew automatically for a period of two years commencing on December 1, 2013 and on every two-year anniversary thereafter unless either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. Pursuant to the agreement, prior to the amendment, Mr. Hoffman received an annual base salary of not less than $190,000 per year. He will receive an annual base salary of not less than $250,000 under his amended agreement. He also is entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation, non-competition, confidentiality and assignment of inventions provisions.
Peter J. Crage resigned as our executive vice president and chief financial officer in June 2011. While he was employed, pursuant to his employment agreement, Mr. Crage received an annual base salary of not less than $400,000 per year. He was entitled to participate in one or more of our incentive compensation plans and equity incentive plans at a level determined by the Board and in our welfare benefit plans and other benefit programs. The agreement contains non-solicitation, non-competition, confidentiality and assignment of inventions provisions. All benefits and compensation to Mr. Crage ceased on the last day of his employment.
For a discussion of the benefits that would be provided by the above described agreements in the event of the executive's death, retirement, disability or other terminations or upon a change in control, see “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.
Cash Incentive Program Awards and Bonuses
Cash incentive awards reported in column (g) of the Summary Compensation Table for 2011, 2010, and 2009 were made pursuant to our 2008 Omnibus Incentive Plan and were tied to the achievement of performance measures and target award opportunities established by March of the applicable year. The 2011 awards have been reported in column (d) of the Grants of Plan-Based Awards Table for 2011. The Compensation Committee has discretion to increase or decrease all of these cash incentive awards from the amounts that would be received based solely on the achievement of the performance objectives, but no discretionary increase may result in an award in excess of 150% of the target. For additional detail regarding this program and regarding the 2011 cash incentive awards (including the percentage of 2011 starting salary represented by each executive's 2011 cash incentive award, the percentage of the target award opportunity received by each executive for 2011 and the performance measure for 2011), see “Compensation Discussion and Analysis - Elements of 2011 Executive Compensation - Annual Cash Incentive Program.”
A portion of the amount reported for Mr. Ouimet in column (d) of the Summary Compensation Table represents his minimum cash bonus for 2011 under his employment agreement, and the amounts in that column for Messrs. Witherow and Hoffman represent special one time cash bonuses in 2011 due to a change in job responsibilities. See footnotes (1) and (5) to the Summary Compensation Table for additional information.
Although a target award was established for Mr. Crage in March 2011, he forfeited his entire potential award in connection with his resignation and did not receive a cash incentive award payout for 2011.
Phantom Unit Awards
In October 2011, October 2010, and October 2009, we granted time-based phantom unit awards to certain executive officers under the “other unit award” provisions of our 2008 Omnibus Incentive Plan. The October 2011 phantom unit awards are reflected in the Grants of Plan-Based Awards Table, and the grant date fair values of these awards are included in column (e) of the Summary Compensation Table, as and where applicable. Payouts with respect to the time-based phantom units are subject to the continued employment of the recipient and the passage of time. These time-based phantom units vest and will be payable in cash equivalent, units or a combination of both, as will be determined by the Compensation Committee: for the 2011 awards, 50% in March 2014 and 50% in March 2015; for the 2010 awards, 50% in March 2013 and 50% in March 2014; and for the 2009 awards, 50% in March 2012 and 50% in March 2013. The phantom units accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on such date.
Mr. Ouimet received an initial award of 54,201 time-based phantom units in connection with entry into his employment agreement in June, with a grant date value of approximately $1,000,000. These phantom units are reflected in the Grants of Plan-Based Awards Table, and their grant date fair value is included in Mr. Ouimet's 2011 amount in column (e) of the Summary Compensation Table. These phantom units will vest in two equal installments in June 2014 and June 2015 if Mr. Ouimet remains employed as of each payment date. The phantom units subject to this award accrue additional phantom units from distributions that we make, subject to the same vesting terms and conditions.
If a participant is terminated or resigns prior to any payment under the time-based phantom unit awards, the unpaid amount is forfeited. In the event of death or disability during employment or retirement after age 62, the awards will be paid in a lump sum cash payment within ninety days of the event, subject to compliance with Section 409A of the Code. In the event of a change in control, all restrictions applicable to the time-based phantom unit awards will lapse, and the awards will become fully vested and transferable and will be payable in full.
In March 2009 we granted performance-based phantom unit awards to certain named executive officers under our 2008 Omnibus Incentive Plan. The grant date fair value of the 2009 phantom unit awards is included in column (e) of the Summary Compensation Table, where applicable. The awards were determined by the Compensation Committee and were based on the achievement of annual performance targets and various factors considered by the Compensation Committee. These awards are payable in cash equivalent, units or a combination of both, as determined by the Compensation Committee. 50% of the awards were paid in March 2012 and 50% will be paid in March 2013. The phantom unit awards accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on such date. If a participant is terminated or resigns prior to any payment of these awards, that unpaid amount is forfeited. In the event of death or disability during employment, actual awards for that year, as well as any unpaid awards for prior years, will be paid in a lump sum cash payment within ninety days of the event, subject to compliance with Section 409A of the Code. In the event of retirement after age 62, actual awards for that year will be prorated and paid, together with any unpaid awards for prior years, in a lump sum cash payment within ninety days of the end of the performance period or retirement date, respectively, subject to compliance with Section 409A of the Code. In the event of a change in control, the percentage of the award for that calendar year will be calculated as if 100% of the target level had been achieved and will be paid in a lump sum cash payment within thirty days following the change of control, subject to compliance with Section 409A of the Code.
All of Mr. Kinzel's outstanding phantom unit awards vested immediately upon his retirement in January. Those awards will be paid in July 2012 pursuant to Mr. Kinzel's employment agreement.
Performance Unit Awards
In 2011, 2010, 2009 and 2008, we made performance unit awards to certain vice presidents and mid-level employees under the terms of the 2008 Omnibus Incentive Plan. Messrs. Bender, Hoffman, Witherow, and Zimmerman are the only named executive officers who received such awards. The awards were based on the attainment of specified levels of Adjusted EBITDA for 2011, September 2010 through 2011, 2009 through 2011 and June 2008 through 2011, respectively. The maximum numbers of performance units that each executive was eligible to receive for the 2011, 2010, 2009 and 2008 awards were as follows: Mr. Bender (14,556 units for 2009; 5,654 units for 2008); Mr. Hoffman (10,056 units for 2009; 3,906 units for 2008); Mr. Witherow (4,448 units for 2011; 6,023 units for 2010; 9,489 units for 2009; 3,686 units for 2008); and Mr. Zimmerman (16,667 units for 2009; 6,474 units for 2008). The grant date fair values of the performance awards are reflected in Messrs. Bender's, Hoffman's, Witherow's and Zimmerman's 2011, 2010, and 2009 amounts reported in Column (e) of the Summary Compensation Table, as appropriate, assuming the highest level of performance is achieved.
The performance periods for all of these grants ended December 31, 2011, after which the Compensation Committee determined that each year's awards had been achieved at 65% of the maximum based upon the level of achievement of Adjusted EBITDA during the applicable performance periods. See the “Performance Unit Awards” section of the Compensation Discussion and Analysis for further information. 50% of these awards vested and were paid out in a combination of cash and units in March 2012. The remaining 50% will vest and be paid out in the first 90 days of 2013, so long as the executive remains in our employment. Awards are payable in cash equivalent, units or a combination of both, as determined by the Compensation Committee. If any of Messrs. Bender, Hoffman, Witherow, or Zimmerman leaves our employment prior to the final payment date of the award, any subsequent award payment would be forfeited except in the case of death, disability, or retirement at age 62 or over. In the event of a change of control, the performance unit awards will be deemed earned and payable in full.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2011

	Option Awards					Unit Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)		Market Value of Units That Have Not Vested (2)		Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Kinzel	150,000	—	—	$24.14	3/7/12	—		—		—	—
	—	—	—	—	—	56,148	(3)	$1,207,175		—	—
	—	—	—	—	—	171,601	(3)	$3,689,420		—	—
	—	—	—	—	—	120,290	(3)	$2,586,232		—	—
	—	—	—	—	—	82,391	(3)	$1,771,409		—	—

Ouimet	—	—	—	—	—	56,264	(4)	$1,209,679		—	—
	—	—	—	—	—	25,747	(8)	$553,565		—	—

Zimmerman	—	—	—	—	—	4,135	(7)	$88,902		—	—
	—	—	—	—	—	2,575	(8)	$55,357		—	—
	—	—	—	—	—	15,042	(9)	$323,403	(9)	—	—

Witherow	1,000	—	—	$22.65	11/7/12	—		—		—	—
	1,000	—	—	$28.45	11/6/13	—		—		—	—
	200	—	—	$17.49	11/6/13	—		—		—	—
	—	—	—	—	—	15,370	(9)	$330,455	(9)	—	—

Decker	10,000	—	—	$24.14	3/7/12	—		—		—	—
	—	—	—	—	—	4,866	(5)	$104,622		—	—
	—	—	—	—	—	13,182	(6)	$283,411		—	—
	—	—	—	—	—	9,022	(7)	$193,967		—	—
	—	—	—	—	—	6,179	(8)	$132,856		—	—

Bender	10,000	—	—	$24.14	3/7/12	—		—		—	—
	—	—	—	—	—	3,985	(7)	$85,669		—	—
	—	—	—	—	—	4,377	(8)	$94,106		—	—
	—	—	—	—	—	13,137	(9)	$282,446	(9)	—	—

Hoffman	—	—	—	—	—	3,759	(7)	$80,820		—	—
	—	—	—	—	—	2,575	(8)	$55,357		—	—
	—	—	—	—	—	9,075	(9)	$195,113	(9)	—	—

Crage	—	—	—	—	—	—		—		—	—

(1)	Phantom unit amounts in this column include additional units that are credited as a result of the reinvestment of distribution equivalents.

(2)	The market values in this column were calculated by multiplying the closing price of our units as of December 30, 2011 as reported on the NYSE by the number of unvested units.

(3)	Pursuant to Mr. Kinzel's employment agreement, these phantom units vested in January 2012 and will be payable in cash in July 2012.

(4)	These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in June 2014 and 50% in June 2015.

(5)	These phantom units vested and were paid in a combination of units and cash in March 2012.

(6)
Amounts include performance-based phantom units awarded in 2009 and time-based phantom units awarded in 2009. Of these units, 50% vested in March 2012 and were paid in a combination of units and cash. The remaining 50% of both awards will vest and be payable either in cash equivalent, units or a combination of both in March 2013.

(7)	These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2013 and 50% in March 2014.

(8)	These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2014 and 50% in March 2015.

(9)
Amounts represent the aggregate number of performance units earned under performance unit awards made in 2008, 2009, 2010, and 2011 pursuant to the 2008 Omnibus Incentive Plan, as applicable. Each of these awards was contingent upon the level of attainment of certain performance targets for the specified performance periods, each of which ended December 31, 2011. Following the end of the performance periods, the Compensation Committee determined that each of the 2008, 2009, 2010 and 2011 performance awards had been earned at the 65% level based on the level of achievement of the applicable performance targets. The amounts in column (g) for these awards represent the aggregate number of units payable at that level of performance for all awards made in 2008 through 2011, and the market value in column (h) was calculated by multiplying the closing market price of our units as of December 30, 2011 by the number of units in column (g).  In addition to the attainment of Partnership-level performance objectives, the performance awards also were made subject to the executive's continued employment with us through the applicable payment dates. Of the performance unit amounts in column (g), 50% of the total performance units for each executive vested and were paid in cash equivalent or a combination of cash and units in March 2012. The remaining 50% of the total number of units shown will vest and be payable in cash equivalent, units or a combination of both in March 2013. For additional information regarding these awards, including more detail regarding the years in which Messrs. Bender, Hoffman, Witherow and Zimmerman received these awards, see “Compensation Discussion and Analysis - Elements of 2011 Compensation - Performance Unit Awards” and “Narratives to Summary Compensation and Grants of Plan Based Awards Table - Performance Unit Awards.”

OPTION EXERCISES AND UNITS VESTED IN 2011

	Option Awards		Unit Awards (1)
(a)	(b)	(c)	(d)	(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Kinzel	—	$—	80,686	$1,596,520

Crage	—	$—	27,087	$536,012

Ouimet	—	$—	—	$—

Zimmerman	—	$—	—	$—

Witherow	600	$648	—	$—

Decker	—	$—	7,510	$148,610

Bender	—	$—	—	$—

Hoffman	—	$—	—	$—

(1)
Reflects the vesting and related value of phantom unit grants made in 2007 and 2008 pursuant to the Amended and Restated Senior Management Long-Term Incentive Compensation Plan, including additional units credited as a result of reinvestment of distribution equivalents.

(2)	The amounts in column (d) reflect the total number of phantom units that vested for each executive in 2011.

(3)
The amount listed for each individual represents the total value of the phantom units that vested in 2011. Of the total phantom units that vested in 2011, Messrs. Kinzel, Crage and Decker received 100% of the value in cash.

PENSION BENEFITS FOR 2011

The amounts indicated in the table below represent the December 31, 2011 present value of accumulated benefits payable to each of the named executive officers under the Amended and Restated Supplemental Retirement Program and the 2008 Supplemental Retirement Plan (the “2008 SERP”), as applicable. Mr. Kinzel became entitled to receive the amount indicated below upon his retirement. Because Mr. Decker is not yet vested under the 2008 SERP, we have indicated the present value of his accumulated benefits determined using interest rate assumptions consistent with those used in our financial statements.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Kinzel	Amended and Restated	39	$1,947,037	$—
Supplemental Retirement Program
Crage	-	—	$—	$—

Ouimet	-	—	$—	$—

Zimmerman	-	—	$—	$—

Witherow	-	—	$—	$—

Decker	2008 Supplemental Retirement Plan	12	$95,284	$—

Bender	-	—	$—	$—

Hoffman	-	—	$—	$—

Amended and Restated Supplemental Retirement Program
Our Amended and Restated Supplemental Retirement Program provides retirement benefits to Mr. Kinzel. Amounts accrued to Mr. Kinzel under the program, as set forth in the table below, vested and became payable a result of his retirement in January 2012. Amounts were allocated in prior years from the general partner fees as approved by the Compensation Committee. No allocations have been made since May 2004. Mr. Kinzel's account accrues interest at the prime rate as established from time to time by our bank. The accrued balance may be distributed in a lump sum or in a number of future payments over a period not to exceed 10 years. We do not intend to have any other executive officers participate in this plan.
2008 Supplemental Retirement Plan
The 2008 SERP provides non-qualified retirement benefits to its participants, who are selected by the Compensation Committee or other committee designated to administer the plan. Mr. Decker was designated a participant and his account was credited with $50,000 for the 2008 and 2009 plan years. Mr. Crage was designated as a participant and his account was credited with $100,000 for the 2008, 2009, 2010 and 2011 plan years, but he forfeited his entire account when he resigned in June 2011. Additional contributions to this plan were discontinued in 2011, and we do not intend to have any other executive officers participate in this plan.
Credits under the 2008 SERP were made on the basis of base salary, with no participant account being credited more than $100,000 in any plan year, and no more than $250,000 being credited in the aggregate to all participant accounts in any plan year. Accounts earn interest at the prime rate of our bank, as adjusted each December. Participants who incur a separation from service at age 62 or over before having 20 years of service or who otherwise incur a separation from service, other than as a result of death or disability, forfeit their entire account. Accounts vest and become payable in the event of death, disability or separation of service at age 62 or over with at least 20 years of service, and vest upon a change in control and fund a trust for the benefit of the participant once the participant retires at age 62 or over, dies or becomes disabled. Distribution of the accrued balance generally will be made as a lump sum amount at the time specified in the plan. Participants may elect to receive the lump sum at a different time or to receive the accrued balance in a number of future payments over a specified period if certain conditions are satisfied. In general, the delay elected by a participant may not exceed 10 years or 5 years depending on when the distribution election is made.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following summaries describe and quantify the payments that each named executive officer would receive if his employment with us were terminated or if we had a change in control. These payments and benefits derive from a combination of employment agreements or our change of control plan (as applicable), our long-term incentive plans, and our supplemental retirement plans. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the Code. The summaries assume that the termination or change in control occurred on December 30, 2011 and the relevant unit price is the closing market price of our units on the NYSE on December 30, 2011, which was $21.50 per unit.
Mr. Kinzel retired as our chief executive officer on January 2, 2012, and we discuss his retirement-related payments and benefits below. We also have included disclosure for him of termination and change in control payment amounts for various scenarios as of December 30, 2011 as required by Securities and Exchange Commission rules and regulations, although Mr. Kinzel is no longer eligible to receive any such payments from us.

Mr. Crage resigned his position as executive vice president and chief financial officer effective June 22, 2011. All compensation and benefits to Mr. Crage ceased on the last day of his employment. He received his accrued and unpaid salary through the date of resignation, along with compensation for earned but unused vacation time, as reflected in the Summary Compensation Table for 2011. Mr. Crage forfeited his potential cash incentive award for 2011, his outstanding phantom unit awards, his account under our tax-qualified retirement savings plan and his account under our 2008 SERP in connection with his resignation.

Payments Pursuant to Employment Agreements (other than in connection with a Change in Control)
The following information summarizes payments that our named executive officers will receive in the event of termination with or without cause, death, disability and retirement. For information regarding payments in the event of a change in control, see “Payments Upon a Change in Control under Employment Agreements or Change of Control Plan” and “Incentive Plan and Supplemental Retirement Plan Payments upon a Change of Control” below. For additional information regarding payments in the event of death, disability or retirement, see “Payments Upon Death, Disability or Retirement under our Incentive and Supplemental Retirement Plans” below.
Richard L. Kinzel
Upon his retirement, Mr. Kinzel and his spouse became eligible to receive lifetime health coverage benefits that, when combined with Medicare, will be substantially similar to the coverage provided to our employees. We also will reimburse any expense for Medicare coverage. We estimate that these health benefits will have an approximate value of $190,863 but the actual value could differ from that amount (including as a result of actual inflation and longevity). We also paid Mr. Kinzel his earned but unpaid salary (approximately $53,462) and his earned but unpaid vacation (approximately $213,844). The unpaid portion of Mr. Kinzel's cash incentive award for 2011 ($413,525) became payable upon his retirement in accordance with the Omnibus Plan, subject to 409A.
In addition, all of Mr. Kinzel's outstanding equity awards, which had an approximate market value of $9,254,236, and his account under our Amended and Restated Supplemental Retirement Program, which was valued at $1,947,037, became vested and payable upon his retirement in accordance with those programs and 409A. All of Mr. Kinzel's outstanding unit options were fully vested prior to his retirement, and he exercised them in full prior to their expiration date of March 7, 2012.
If we had terminated Mr. Kinzel's employment for cause as of December 30, 2011, we would not have been obligated to make any payment to him other than salary and incentive compensation earned but not yet paid as of the termination date in accordance with the terms of each incentive plan. As defined in his employment agreement, “cause” meant (a) conviction of a felony or crime of moral turpitude, (b) failure to perform duties that results in material injury or damage to us, (c) failure to comply with the confidentiality and non-competition provisions of the agreement, (d) theft, embezzlement or fraud, (e) gross negligence or misconduct relating to our affairs or (f) violation of our policies and procedures related to discrimination or harassment.
If we had terminated Mr. Kinzel's employment other than for cause as of December 30, 2011, Mr. Kinzel would have received a lump-sum payment within twenty business days of termination (or such period of time as may be required by Section 409A of the Code) consisting of (a) his annual base salary earned but unpaid through the date of termination and (b) an amount equal to the present value, using a reasonable interest rate, of his annual base salary on the date of termination and incentive compensation that he would have received had he remained employed for the term of the agreement. The incentive compensation amount would have been determined by computing the average incentive compensation that Mr. Kinzel received under the incentive plans during the three years preceding the termination multiplied by the number of years remaining on the employment agreement. In addition, all of Mr. Kinzel's outstanding equity awards, including options and restricted unit awards, would have vested and become payable in accordance with the terms of the respective plan and Section 409A, and he would have been entitled to exercise his options until March 1, 2012. Mr. Kinzel and his spouse would have received lifetime health coverage benefits that, when combined with Medicare, would have been substantially similar to the coverage provided to our employees, and any expense for Medicare coverage would have been reimbursed by us. We also would have maintained the $2 million life insurance policy on Mr. Kinzel's life for the benefit of his designee through July 23, 2018, and Mr. Kinzel would have been eligible to participate in our fringe benefit plans and programs on terms no less favorable than provided to our other senior managers and officers through January 2, 2012.
If Mr. Kinzel had been terminated as a result of a disability, he would have received the same benefits as if he had been terminated other than for cause, except that his salary or incentive compensation benefits would have been reduced by any payments received by him from any short- or long-term disability plan maintained by us. A disability is defined as a physical or mental illness that renders Mr. Kinzel unable to perform his duties on a full-time basis for a period of six consecutive months as confirmed by a physician selected by us.

If Mr. Kinzel had died on December 30, 2011, Mr. Kinzel's estate would have received all of his compensation earned but not yet paid within ninety days of his death. In addition, all of Mr. Kinzel's outstanding equity awards, including options and restricted unit awards, would have vested, and his options would have been exercisable until March 1, 2012. Mr. Kinzel's spouse would have received receive lifetime health care coverage, including a supplement to Medicare and reimbursement of any expense for Medicare coverage, so that her complete health care coverage would have been substantially similar to coverage provided to our active employees.
During the longer of the period during which Mr. Kinzel is receiving benefits and 24 months following the date of termination, he will be subject to a non-competition and a non-solicitation provision. In addition, if Mr. Kinzel had been terminated other than for cause, then in order to receive those payments and benefits, Mr. Kinzel would have been required to provide a mutually acceptable separation agreement and release.
Matthew A. Ouimet and Richard A. Zimmerman
If Mr. Ouimet's or Mr. Zimmerman's employment is terminated for any reason other than by us without cause, by the executive for good reason, or by death or disability, which we refer to in this discussion and the tables below as the “general termination scenario,” the executive will be entitled to receive a lump sum payment within 30 days following termination consisting of accrued and unpaid base salary and supplemental compensation (in the case of Mr. Ouimet) or auto allowance (in the case of Mr. Zimmerman), reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued through the date of termination. The executive also will be entitled to any unpaid cash bonus earned with respect to a fiscal year ending on or prior to the date of termination, payable at the same time payment would have been made had he continued to be employed, and all other accrued amounts or benefits he is due under our benefit plans, programs or policies (other than severance).
If Mr. Ouimet or Mr. Zimmerman resigns for good reason, if we terminate Mr. Ouimet other than for cause or if we terminate Mr. Zimmerman other than for cause after June 30, 2013 (in each case, other than in connection with a change in control), the executive will be entitled to:

•
An amount equal to his base salary, payable at the same time salary otherwise would be paid over a specified period (12 months for Mr. Ouimet, and the longer of 12 months or the remaining term of his employment agreement for Mr. Zimmerman). The first payment would be made on the first regularly scheduled payroll date following the 60th day after the termination. If Mr. Ouimet's termination occurs prior to the earlier of his third anniversary of employment and the vesting of the time-based phantom unit grant made on June 20, 2011, his base salary continuation benefit will increase to two times base salary;

•
A pro-rata portion of his cash bonus for the fiscal year of termination, based on actual performance (with qualitative performance criteria being deemed satisfied in full). This amount would be prorated based on the number of days he is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next fiscal year;

•
Payment of the monthly COBRA continuation coverage premium under our medical plan (less the amount of the executive's contribution as if he was an active employee), until the earliest of twelve months after termination, the date the executive is no longer eligible for COBRA or the date that he obtains other employment with medical benefits. The first COBRA premium payment would be made following the timely delivery of a general release (and, for Mr. Ouimet, on the 60th day following the termination); and

•	The payments described above for the general termination scenario.

If we terminate Mr. Zimmerman's employment other than for cause or in connection with a change in control on or before June 30, 2013 (including by written notice of non-renewal or as a result of disability), he will receive his base salary for the longer of eighteen (18) months or the remaining term of his employment agreement, to be paid in accordance with our payroll practices at the time. In addition, as of the termination date, he will be 100% vested in any outstanding time-based and performance-based phantom unit awards, payment of which will be made pursuant to the terms of the original award agreements without regard to the continued employment requirements. Any benefit credited to his account under the 2008 Supplemental Retirement Plan will be 100% vested as of the termination of employment and paid in accordance with such plan. He will be entitled to full payment of all cash awards outstanding under the 2008 Omnibus Incentive Plan, including without limitation any current and long-term incentive compensation plan awards, without proration for less than full employment in the year of termination and to be paid otherwise in accordance with the plan and any award agreement without regard to any requirement for continued employment. He also will have the right to continue medical and dental insurance coverage offered pursuant to COBRA during the period of time that he receives salary payments and will be entitled to reimbursement from us for the monthly premiums if permitted under applicable law.
If Mr. Ouimet's or Mr. Zimmerman's employment is terminated by reason of death, Mr. Ouimet's employment is terminated as a result of disability, or Mr. Zimmerman's employment is terminated as a result of disability after June 30, 2013, the executive or his legal representatives will be entitled to receive a pro-rata portion of his cash bonus for the fiscal year of termination, based on actual performance (with qualitative performance criteria being deemed satisfied in full). This amount would be prorated based on the number of days he is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next fiscal year. The executive also would receive the payments described above for the general termination scenario.
Mr. Ouimet's and Mr. Zimmerman's agreements provide for a process by which we and the executive will indicate whether the parties are willing to enter into a new employment agreement prior to expiration of the agreement. If the parties desire to enter into a new employment agreement, but the new agreement is not executed prior to expiration of the current agreement and the executive's employment is terminated immediately following expiration, the executive will be entitled to receive an amount equal to his base salary, payable at the same time salary otherwise would be paid over a specified period (12 months for Mr. Ouimet, and the longer of 12 months or the remaining term of his employment agreement for Mr. Zimmerman). The first payment would be made on the first regularly scheduled payroll date following the 60th day after the termination.

The executive also would receive the payments described above for the general termination scenario.
Any termination payments to Mr. Ouimet or Mr. Zimmerman under their respective employment agreements are subject to execution, timely delivery, and non-revocation of a general release in favor of Cedar Fair. In addition, Mr. Ouimet or Mr. Zimmerman will be subject to non-competition and non-solicitation provisions contained in their employment agreements for the period in which he is receiving severance payments (if his employment is terminated without cause or for good reason, and not for death or disability) or for twelve months (if employment is terminated for any reason other than without cause or for good reason).
For purposes of Mr. Ouimet's and Mr. Zimmerman's employment agreements, “cause” means: (i) willful and continued failure to perform his duties or follow the lawful direction of the Board (or, for Mr. Zimmerman, the chief executive officer or the Board) or a material breach of fiduciary duty after written notice of the breach; (ii) theft, fraud, or dishonesty with regard to Cedar Fair or in connection with the executive's duties; (iii) indictment for or conviction of (or guilty or no contest plea to) a felony or any lesser offense involving fraud or moral turpitude; (iv) material violation of our code of conduct or similar written policies after written notice specifying the violation; (v) willful misconduct unrelated to us that has, or is likely to have, a material negative impact on us after written notice specifying the failure or breach; (vi) gross negligence or willful misconduct relating to our affairs; (vii) material breach by the executive of his employment agreement; (viii) a final and nonappealable determination by a court or other governmental body that the executive has materially violated federal or state securities laws; or (ix) a breach or contravention of another employment agreement or other agreement or policy by virtue of the executive's employment with us or performance of his duties, or the existence of any other limitation on his activities on our behalf except for confidentiality obligations to former employers. “Disability” means a physical or mental incapacity or disability that renders or is likely to render Mr. Ouimet or Mr. Zimmerman unable to perform his material duties for either 180 days in any twelve-month period or 90 consecutive days, as determined by a physician selected by us.
“Good reason” means, without the executive's express consent: (i) any material diminution in his responsibilities, authorities or duties; (ii) any material reduction in his (x) aggregate amount of base salary and supplemental compensation (for Mr. Ouimet) or base salary and auto allowance (for Mr. Zimmerman), or (y) target cash incentive opportunity (except in the event of an across the board reduction in base salary or target cash incentive opportunity applicable to substantially all of our senior executives); (iii) a forced relocation of his place of employment by the greater of seventy (70) miles or the distance constituting a “material change in the geographic location” of his place of employment under Section 409A; or (iv) a material breach of his employment agreement by us. The events described in (i), (ii) and (iii) will not constitute “good reason” unless the executive notifies us in writing and we fail to cure the situation within the time periods specified in the agreement.
Robert A. Decker, H. Philip Bender, and David R. Hoffman
Each of Messrs. Decker, Bender and Hoffman is entitled to certain payments if we terminate his employment other than for cause. As defined in their employment agreements, “cause” means (a) conviction of (or guilty or no contest plea to) a felony, (b) failure to perform duties that results in significant injury or damage to us, (c) failure to comply with the confidentiality and non-competition provisions of the employment agreement, (d) fraud, (e) gross negligence or misconduct relating to our affairs, (f) violation of our policies and procedures related to discrimination or harassment or (g) dishonesty or significant impropriety resulting or intending to result in personal gain to the executive officer at our expense, monetary or otherwise. If the executive officer is terminated for cause, he will receive a lump sum payment on the twentieth business day following termination of his base salary earned but not yet paid as of the date of termination.
If we terminate Mr. Bender's or Mr. Decker's employment other than for cause or in connection with a change in control on or before June 30, 2013 (including by written notice of non-renewal), the executive, upon providing a timely separation and release agreement to us, will receive his base salary for the longer of eighteen (18) months or the remaining term of his employment agreement, to be paid in accordance with our payroll practices at the time. In addition, as of the termination date, the executive will be 100% vested in any outstanding time-based and performance-based phantom unit awards, payment of which will be made pursuant to the terms of the original award agreements without regard to the continued employment requirements. Any benefit credited to the executive's account under the 2008 Supplemental Retirement Plan will be 100% vested as of the termination of employment and paid in accordance with such plan. The executive will be entitled to full payment of all cash awards outstanding under the 2008 Omnibus Incentive Plan, including without limitation any current and long-term incentive compensation plan awards, without proration for less than full employment in the year of termination and to be paid otherwise in accordance with the plan and any award agreement without regard to any requirement for continued employment. The executive also will have the right to continue medical and dental insurance coverage offered pursuant to COBRA during the period of time that he receives salary payments and will be entitled to reimbursement from us for the monthly premiums if permitted under applicable law.
If Mr. Bender or Mr. Decker is terminated other than for cause after June 30, 2013 (including by written notice of non-renewal), then upon providing a timely separation and release agreement to us, the executive officer will receive his base salary for the longer of one year or the remaining term of the agreement paid in accordance with our payroll practices. The executive also will have the right to continue medical and dental insurance coverage offered pursuant to COBRA during the period of time that he receives salary payments and will be entitled to reimbursement from us for the monthly premiums if permitted under applicable law.
If Mr. Hoffman is terminated other than for cause (including by written notice of non-renewal), then upon providing a separation and release agreement to us, he will receive his base salary for the longer of one year or the remaining term of the agreement paid in accordance with our payroll practices. Under his agreement as in effect on December 30, 2011, he also would have been entitled to receive medical and dental insurance during the period of time that he receives salary payments. Under his current agreement, he would have the right to continue medical and dental coverage under COBRA during that period and would be entitled to reimbursement from us of the monthly premiums if permitted under applicable law.

If the executive officer suffers from a disability, defined as a physical or mental illness that renders him incapable of performing his duties on a full-time basis for six consecutive months, he will receive the same benefits as if he were terminated other than for cause, except that any salary or incentive compensation benefits will be reduced by any payments received from any short- or long-term disability plan maintained by us. If the executive officer dies during the term of his employment agreement, his estate will receive any earned but unpaid compensation and benefits within ninety days of the date of death. The executive's spouse and eligible dependents will have the right to continue medical and dental insurance coverage offered pursuant to COBRA for the shorter of 24 months following death or the remainder of the term of the agreement, and will be entitled to reimbursement from us for the monthly premiums if permitted under applicable law. Mr. Hoffman's agreement as in effect on December 30, 2011, provided for us to continue health care coverage for his spouse and eligible dependents for the shorter of 24 months following death or the remainder of the term of the agreement.
Upon termination, Messrs. Decker, Bender and Hoffman will be subject to twelve-month non-competition and non-solicitation provisions contained in their employment agreements.
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
All amounts accrued under our Amended and Restated Supplemental Retirement Program or our 2008 SERP will also become fully vested and payable upon an executive's death, disability or retirement at age 62 or over with at least 20 years of service. Any cash incentive awards outstanding at the time of death or retirement will be paid on a prorated basis. Performance unit awards under the 2008 Omnibus Incentive Plan will be payable in the event of death or disability while employed by us, or retirement at age 62 or over from employment with us, with amounts being prorated where the death, separation from service due to disability or retirement occurs during the performance period. Restrictions on 2012 restricted unit awards will lapse upon death, disability or retirement. Options awarded under the 2008 Omnibus Incentive Plan will expire on the earlier of the ten year anniversary of the grant date or the date that is thirty (30) days after a separation from service under the plan. The named executive officers also will receive payments in these situations as described above under “Payments Pursuant to Employment Agreements (other than in connection with a Change in Control).”

Payments upon a Change in Control under Employment Agreements or Change of Control Plan
In the event of a change in control, Messrs. Ouimet, Decker, Bender, Zimmerman, and Hoffman will receive benefits and payments in accordance with the terms of their employment agreements, and Mr. Witherow will receive benefits and payments in accordance with the terms of our Amended and Restated Executive Change of Control Plan (the “CIC Plan”). Mr. Kinzel also would have been entitled to change-in-control benefits under his employment agreement. Our incentive plans, our Amended and Restated Supplemental Retirement Plan, and our 2008 SERP also contain change-in-control provisions.
Each of our incentive plans and employment agreements uses the “change in control” definition provided by Section 409A of the Code or a definition based on the 409A definition. As a result, if a change in control occurs under one plan or agreement, it will trigger payment under the other plans and agreements as well. “Change-in-control” events include:

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
All of our employment agreements and our supplemental retirement plans contain a double trigger change in control provision, which means that two events must occur for a participant to receive payments under the change in control provision. First, a change in control must occur. The second trigger under the employment agreements is that the executive's employment must be terminated within 24 months of the change in control. The second trigger under our supplemental retirement plans is the occurrence of a separation from service under the plan. Our incentive plans under which we have awarded phantom units, performance units and unit options contain single trigger change in control provisions.
Terminations for “good reason” (as defined above) by Messrs. Ouimet and Zimmerman and “deemed terminations” under the other executives' employment agreements and our CIC Plan qualify for change in control protection in addition to involuntary terminations. A “deemed termination” occurs if the executive is forced to relocate by more than 35 miles, if he suffers a reduction in base salary or a significant reduction in responsibility or if his position is eliminated, subject to certain notice and cure provisions.
In each employment agreement that provides for certain benefits based on “cash compensation” and in our CIC Plan, “cash compensation” with respect to any calendar year is defined as (a) the total salary payable, (b) annual cash bonuses earned, even if not paid and (c) with respect to any multi-year bonus, the amount actually paid. Any lump sum payments made pursuant to the employment agreements in connection with a change in control will be paid within sixty days following the termination, subject to the requirements of Section 409A.
Certain of our employment agreements cap the present value of the aggregate payments, distributions and benefits provided to or for the executive's benefit which constitute parachute payments under Section 280G of the Code at 299% of the base amount (as defined for purposes of Section 280G). If the present value exceeds the cap, the payments, distributions and benefits to the executive will be reduced in the order specified in his employment agreement so that the reduced amount will result in no portion of his payments, distributions and benefits being subject to excise tax. We refer to this type of provision as a “280G cap and cutback provision” below.
Payments of change-in-control amounts or provisions of change-in-control benefits under the employment agreements are conditioned upon the execution and non-revocation of a mutually acceptable separation agreement and release.
Richard L. Kinzel
Pursuant to the terms of Mr. Kinzel's employment agreement, if Mr. Kinzel's employment had been terminated (other than for cause) as of December 30, 2011, within 24 months of a change in control, Mr. Kinzel would have received:

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

•	fringe benefits on terms no less favorable than those received by our other officers until January 2, 2012; and

•	tax gross-up payments to reimburse Mr. Kinzel for any excise taxes he may have incurred under Sections 280G and 4999 of the Code.
Matthew A. Ouimet
If we terminate Mr. Ouimet's employment without cause (other than for death or disability) or Mr. Ouimet resigns for good reason within 24 months of a change in control, he will receive the same payments and benefits to which he would be entitled if he incurs such a termination other than following a change in control (discussed above), except that the base salary amount will be two times his base salary and will be paid in a lump sum on the next regularly scheduled payroll date following the 60th day after his termination.
Richard A. Zimmerman
If we terminate Mr. Zimmerman's employment without cause (other than for death or disability) or Mr. Zimmerman resigns for good reason within 24 months of a change in control, he will receive the same payments and benefits to which he would be entitled if he were to incur such a termination after June 30, 2013 and other than following a change in control (discussed above), except that: (i) in lieu of the continuation of base salary, he will receive 2.5 times his average annual cash compensation for the 3 years preceding the year in which the change of control occurred, less US$1; and (ii) he will have the right to continue medical and dental insurance coverage under COBRA during the 30 month period following the termination, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law. Mr. Zimmerman's payments and benefits in this scenario are subject to a 280G cap and cutback provision.

H. Philip Bender
If Mr. Bender's employment is terminated (other than for cause) within 24 months of a change in control:

•
he will receive 2.5 times his average annual cash compensation for the 3 years (or such shorter period of time that the executive is employed by us) preceding the year in which the change in control occurred, less US$1; and

•
he will have the right to continue medical and dental insurance coverage under COBRA for the shorter of the 30 month period following the termination or until he is re-employed, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law.

Mr. Bender's payments and benefits in this scenario are subject to a 280G cap and cutback provision.
Robert A. Decker
If Mr. Decker's employment is terminated (other than for cause) within 24 months of a change in control, he will receive:

•	2 times his average annual cash compensation for the 3 years (or such shorter period of time that he is employed by us) preceding the year in which the change in control occurred, less US$1; and

•
he will have the right to continue medical and dental insurance coverage under COBRA for the shorter of the 24 month period following the termination or until he is re-employed, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law.

Mr. Decker's payments and benefits in this scenario are subject to a 280G cap and cutback provision.
David R. Hoffman
If Mr. Hoffman's employment is terminated (other than for cause) within 24 months of a change in control, he will receive 2.5 times his average annual cash compensation for the 3 years (or such shorter period of time that he is employed by us) preceding the year in which the change in control occurred, less US$1.
Under his agreement as in effect on December 30, 2011, Mr. Hoffman also would have received:

•
life, disability, accident and health insurance benefits substantially similar to those that were received or entitled to be received prior to termination for the shorter of 30 months or the period until he is re-employed; and

•	tax gross-up payments to reimburse him for any excise taxes he may have incurred under Sections 280G and 4999 of the Code.
Following year-end, we amended Mr. Hoffman's employment agreement to remove the tax gross-up provision, institute a cap on parachute payments and modify the insurance-related benefits. Under his current employment agreement, in lieu of the life, disability, accident and health insurance benefits discussed above, Mr. Hoffman would have the right to continue medical and dental insurance coverage under COBRA for the shorter of the 30 month period following the termination or until he is re-employed, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law. In addition, under the amended agreement, payments and benefits to Mr. Hoffman in this scenario are subject to a 280G cap and cutback provision.
Brian C. Witherow
If Mr. Witherow's employment is terminated (other than for cause) within 24 months of a change in control, he will receive payments and benefits pursuant to our CIC Plan. The level of benefits under the CIC Plan depends on the employee's position, and Mr. Witherow's status has changed for purposes of the plan following year-end due to his promotion to chief financial officer.
Had Mr. Witherow been terminated (other than for cause) as of December 30, 2011 within 24 months of a change in control, he would have received:

•	Eighty percent (80%) of two times his average annual cash compensation for the three years preceding the year in which the change in control occurred, less US$1; and

•
life, disability, accident and health insurance benefits substantially similar to those that he received or was entitled to receive prior to termination for the shorter of 12 months or the period until he became re-employed.

Shortly after the end of 2011, Mr. Witherow became our chief financial officer. Based on his current position, if Mr. Witherow were to experience such a termination within 24 months of a change in control, he would receive:

•	two and one-half times his average annual cash compensation for the three years preceding the year in which the change in control occurred, less US$1; and

•
life, disability, accident and health insurance benefits substantially similar to those that he received or was entitled to receive prior to termination for the shorter of 30 months or the period until he is re-employed.

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

•
Unless otherwise specified in connection with making a particular award, all performance awards made under our 2008 Omnibus Incentive Plan will be deemed to have been earned and payable in full and any other restriction shall lapse. Any such performance awards will be paid within 30 days following a change of control. 2012 performance awards will be deemed earned at the target level.

•
Unless otherwise specified in connection with making a particular award, all restrictions, limitations and other conditions applicable to any “other unit awards” granted under our 2008 Omnibus Incentive Plan, such as the time-based phantom unit awards granted in October 2009, October 2010 and October 2011, shall lapse and those awards shall become fully vested and transferable. Any such awards will be issued, settled or distributed, as applicable within 30 days following a change in control.

•	All restrictions applicable to any 2012 restricted unit awards will lapse and restricted units will become fully vested and transferable.

•
Any outstanding unvested options under the 2008 Omnibus Incentive Plan will vest and become fully exercisable. Option holders may elect to “cash out” any options within 60 days of a change in control for the difference between the price of the option and the fair market value per unit at the time of the election.

•
All amounts accrued by the named executive officers under our Amended and Restated Supplemental Retirement Program and 2008 SERP will vest and be funded in a trust for the benefit of the executive officers when they retire at or after reaching age 62, die, or become disabled, whichever occurs first.

Richard L. Kinzel
The payments that would have been made to Mr. Kinzel upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows. Mr. Kinzel retired shortly thereafter, upon which he became entitled to payments and benefits consistent with the "Normal Retirement" column, and as a result of which he is no longer eligible to receive payments or benefits in the other scenarios presented below.

Executive Benefits and Payments Upon Separation	Termination For Cause		Termination Other than For Cause		Normal Retirement		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$53,462		$53,462		$53,462		$53,462		$53,462		$53,462		$53,462

Severance	—		3,620		—		3,620	(1)	—		—		3,620

Incentive compensation	413,525	(2)	6,609		413,525	(2)	6,609	(1)	413,525	(2)	357,925	(3)	364,534	(4)

Unit Options	—		—		—		—		—		—		—

Phantom units	—		9,254,236		9,254,236		9,254,236		9,254,236		9,254,236		9,254,236

Supplemental retirement	1,947,037		1,947,037		1,947,037		1,947,037		1,947,037		—	(5)	1,947,037

Benefits

Health benefits	—		190,863	(6)	190,863	(6)	190,863	(6)	102,928		—		190,863

Disability and accident benefits	—		—		—		—		—		—		2,097

Life insurance	—		47,519		—		47,519		2,000,000	(7)	—		47,519

Fringe Benefits	—		23		—		23		—		—		23

Tax gross-up	—		—		—		—		—		—		—

Totals	$2,414,024		$11,503,369		$11,859,123		$11,503,369		$13,771,188		$9,665,623		$11,863,391

(1)	This payment would have been decreased by any payments or benefits that Mr. Kinzel received as a result of long-term or short-term disability plans maintained by the Partnership.
(2)     Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)	The portion of this amount that relates to the 2011 cash incentive award represents payout at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(5)
Upon a change in control, Mr. Kinzel's supplemental retirement account would have been funded in a trust for his benefit when he retires at or after reaching age 62, dies or becomes disabled, whichever occurs first.

(6)     This payment would have been decreased by any benefits that Mr. Kinzel received under Medicare.
(7)     Amount represents proceeds paid out under a life insurance policy purchased by the Partnership for Mr. Kinzel.

Matthew A. Ouimet
The payments that would have been made to Mr. Ouimet upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	General Termination Scenario		Termination Other than For Cause or For Good Reason		Termination upon Non-renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$28,846		$28,846		$28,846		$28,846		$28,846		$28,846		$28,846

Severance	—		1,500,000		750,000		—		—		—		1,500,000

Incentive compensation	119,204	(1)	119,204	(1)	119,204	(1)	119,204	(1)	119,204	(1)	103,176	(2)	119,204	(1)

Unit Options	—		—		—		—		—		—		—

Phantom units	—		—		—		1,763,244		1,763,244		1,763,244		1,763,244

Benefits

Health benefits	—		14,464		—		—		—		—		14,464

Totals	$148,050		$1,662,514		$898,050		$1,911,294		$1,911,294		$1,895,266		$3,425,758

(1)	Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(2)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

Richard A. Zimmerman
The payments that would have been made to Mr. Zimmerman upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	General Termination Scenario		Termination Other than For Cause		Termination for Good Reason		Termination upon Non-Renewal		Disability		Death		Change in Control Only		Termination Upon Change in Control
Compensation

Earned but unpaid salary	$16,346		$16,346		$16,346		$16,346		$16,346		$16,346		$16,346		$16,346

Severance	—		1,275,000		1,275,000		425,000		1,275,000		—		—		1,004,363	(1)

Incentive compensation	58,013	(2)	58,013	(2)	58,013	(2)	58,013	(2)	58,013	(2)	58,013	(2)	50,213	(3)	58,013	(2)

Unit Options	—		—		—		—		—		—		—		—

Phantom units	—		144,259		—		—		144,259		144,259		144,259		144,259

Performance awards	—		—		—		—		323,403	(4)	323,403	(4)	497,532	(5)	497,532	(5)

Benefits

Health benefits	—		43,393		14,464		—		43,393		—		—		36,161

Totals	$74,359		$1,537,011		$1,363,823		$499,359		$1,860,414		$542,021		$708,350		$1,756,674

(1)	Amount was decreased by $70,148 to comply with the 280G cap and cutback provision of Mr. Zimmerman's employment agreement.
(2)    Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Zimmerman had died or had become disabled on December 30, 2011, he would be entitled to receive payments in 2012 and 2013 as provided in his 2008-2011 performance unit awards as if he were employed on such payment dates. As Mr. Zimmerman would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Zimmerman of those payments would depend upon the unit price as of the 2012 or 2013 payment date and may differ from the amount in the table.

(5)	Amount reflects the value at December 30, 2011 of the maximum number of performance units then outstanding that would have become payable in full had a change in control occurred on that date.

Brian C. Witherow
The payments that would have been made to Mr. Witherow upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$7,350	$7,350	$7,350		$7,350		$7,350		$7,350

Severance	—	—	—		—		—		347,298	(1)

Incentive compensation	—	—	19,899	(2)	19,899	(2)	17,224	(3)	17,224	(3)

Unit Options	—	—	—		—		—		—

Performance Units	—	—	330,455	(4)	330,455	(4)	508,389	(5)	508,389	(5)

Benefits

Health benefits	—	—	—		—		—		14,464	(1)

Disability and accident benefits	—	—	—		—		—		735	(1)

Life insurance	—	—	—		—		—		288	(1)

Totals	$7,350	$7,350	$357,704		$357,704		$532,963		$895,748	(1)

(1)
Mr. Witherow became chief financial officer after the assumed termination date. Had Mr. Witherow been chief financial officer at December 30, 2011, his termination upon change in control amounts would have differed from those reflected in the table as follows: his severance amount would have been $542,654; his health benefit amount would have been $36,161; his disability and accident benefits would have been $1,838; his life insurance benefit would have been $720; and his total payments would have been $1,114,335.

(2)     Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Witherow had died or had become disabled on December 30, 2011, he would be entitled to receive payments in 2012 and 2013 as provided in his 2008-2011 performance unit awards as if he were employed on such payment dates. As Mr. Witherow would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Witherow of those payments would depend upon the unit price as of the 2012 or 2013 payment date and may differ from the amount in the table.

(5)	Amount reflects the value at December 30, 2011 of the maximum number of performance units then outstanding that would have become payable in full had a change in control occurred on that date.

Robert A. Decker
The payments that would have been made to Mr. Decker upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$10,577	$10,577		$10,577		$10,577		$10,577		$10,577

Severance	—	412,500		412,500	(1)	—		—		849,079

Incentive compensation	—	49,088	(2)	49,088	(1)(2)	49,088	(2)	42,488	(3)	42,488	(3)

Unit Options	—	—		—		—		—		—

Phantom units	—	714,856		714,856		714,856		714,856		714,856

Supplemental retirement	—	95,284		95,284		95,284		—	(4)	95,284

Benefits

Health benefits	—	21,696		21,696		13,259		—		28,929

Totals	$10,577	$1,304,001		$1,304,001		$883,064		$767,921		$1,741,213

(1)	This payment will be decreased by any payments or benefits that Mr. Decker receives as a result of long-term or short-term disability plans maintained by the Partnership.
(2)     Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
Upon a change in control, Mr. Decker's supplemental retirement account will vest and be funded in a trust for his benefit when he retires at or after reaching age 62, dies or becomes disabled, whichever occurs first.

H. Philip Bender
The payments that would have been made to Mr. Bender upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$12,500	$12,500		$12,500		$12,500		$12,500		$12,500

Severance	—	622,917		622,917	(1)	—		—		1,078,419

Incentive compensation	—	56,466	(2)	56,466	(1)(2)	56,466	(2)	48,874	(3)	48,874	(3)

Unit Options	—	—		—		—		—		—

Phantom units	—	179,775		179,775		179,775		179,775		179,775

Performance awards	—	—		282,446	(4)	282,446	(4)	434,515	(5)	434,515	(5)

Benefits

Health benefits	—	27,723		27,723		27,723		—		36,161

Totals	$12,500	$899,381		$1,181,827		$558,910		$675,664		$1,790,244

(1)	This payment will be decreased by any payments or benefits that Mr. Bender receives as a result of long-term or short-term disability plans maintained by the Partnership.
(2)    Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Bender had died or had become disabled on December 30, 2011, he would be entitled to receive payments in 2012 and 2013 as provided in his 2008-2011 performance unit awards as if he were employed on such payment dates. As Mr. Bender would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Bender of those payments would depend upon the unit price as of the 2012 or 2013 payment date and may differ from the amount in the table.

(5)	Amount reflects the value at December 30, 2011 of the maximum number of performance units then outstanding that would have become payable in full had a change in control occurred on that date.

David R. Hoffman
The payments that would have been made to Mr. Hoffman upon a termination of his employment or a change in control of the Partnership as of December 30, 2011, are as follows:

Executive Benefits and Payments Upon Separation	Termination For Cause	Termination Other than For Cause	Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation

Earned but unpaid salary	$7,692	$7,692	$7,692		$7,692		$7,692		$7,692

Severance	—	383,333	383,333	(1)	—		—		582,502	(6)

Incentive compensation	—	—	—		14,875	(2)	12,875	(3)	12,875	(3)

Unit Options	—	—	—		—		—		—

Phantom units	—	—	136,177		136,177		136,177		136,177

Performance awards	—	—	195,113	(4)	195,113	(4)	300,183	(5)	300,183	(5)

Benefits

Health benefits	—	24,873	24,873		24,873		—		32,443	(6)

Disability and accident benefits	—	—	—		—		—		1,838	(6)

Life insurance	—	—	—		—		—		720	(6)

Tax gross-up	—	—	—		—		—		250,224	(6)

Totals	$7,692	$415,898	$747,188		$378,730		$456,927		$1,324,654	(6)

(1)	This payment will be decreased by any payments or benefits that Mr. Hoffman receives as a result of long-term or short-term disability plans maintained by the Partnership.
(2)    Amount excludes portion of 2011 cash incentive award paid prior to the assumed termination date.

(3)	This payment represents payout of the 2011 cash incentive award at 100% of the target level less the amount of the award paid as of the assumed date of change in control.

(4)
If Mr. Hoffman had died or had become disabled on December 30, 2011, he would be entitled to receive payments in 2012 and 2013 as provided in his 2008-2011 performance unit awards as if he were employed on such payment dates. As Mr. Hoffman would not receive that value until the scheduled payment dates in 2012 or 2013, the dollar value to Mr. Hoffman of those payments would depend upon the unit price as of the 2012 or 2013 payment date and may differ from the amount in the table.

(5)	Amount reflects the value at December 30, 2011 of the maximum number of performance units outstanding that would have become payable in full had a change in control occurred on that date.

(6)
As discussed above, Mr. Hoffman's employment agreement was amended after year-end. Had his current agreement been in effect as of the assumed termination date, he would not have been entitled to the tax gross-up amount or the disability and accident or life insurance benefits set forth in this column of the table. His payments would have been subject to a 280G cap and cutback provision, and he would have received COBRA health coverage with approximately the same value as set forth in the table. Accordingly, had Mr. Hoffman's current employment agreement been in effect at the assumed termination date, his severance would have been reduced to $498,261 to comply with the 280G cap and cutback provision and the total amount in this column would have been $987,630.

DIRECTOR COMPENSATION
The Nominating and Corporate Governance Committee of the Board of Directors recommends the fees paid to Directors and Board Committee members for services in those capacities. The schedule of fees for 2012 is as follows:

1.
For service as a member of the Board, a retainer of $65,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting, plus $120,000 per annum to be paid in cash, limited partnership units, adjusted for fractional units as needed, or a combination of both;

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

These fees are payable only to non-management Directors. Management Directors receive no additional compensation for service as a Director. All Directors receive reimbursement from the Partnership for reasonable expenses incurred in connection with service in that capacity. Additionally, all Directors are to accumulate units equal to four times the annual cash retainer within four years of January 1, 2011 for existing Directors and within four years of becoming a Director for future Board members.
Director Compensation for 2011
The table that follows summarizes the compensation paid by the Partnership to non-employee Directors for the fiscal year ended December 31, 2011. The schedule of fees for 2011 was as follows:

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

2.	For service as a Board Committee member, $2,000 per annum (excluding Committee Chairman); and

3.
For service as Chairman of the Board, a fee of $50,000 per annum; for service as Chairman of the Audit Committee of the Board, a fee of $10,000 per annum; for service as the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee, a fee of $5,000 for each per annum; and for service as lead independent Director of the Board, a fee of $10,000 per annum. In light of the appointment of an independent chairman the lead independent director position was vacated upon the commencement of the 2011 Annual Meeting.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash	Unit Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
C. Thomas Harvie	$114,827	$120,000	$—	$—	$—	$—	$234,827
Eric L. Affeldt	$191,404	$—	$—	$—	$—	$—	$191,404
Gina D. France (3)	$37,019	$60,000	$—	$—	$—	$—	$97,019
Michael D. Kwiatkowski	$77,192	$120,000	$—	$—	$—	$—	$197,192
John M. Scott III	$187,962	$—	$—	$—	$—	$—	$187,962
Steven H. Tishman	$65,000	$120,000	$—	$—	$—	$—	$185,000
Darrel D. Anderson (3)	$97,096	$—	$—	$—	$—	$—	$97,096
Richard S. Ferreira (3)	$102,288	$—	$—	$—	$—	$—	$102,288
David L. Paradeau (3)	$97,096	$—	$—	$—	$—	$—	$97,096

(1)
Richard L. Kinzel, the Partnership's former Chief Executive Officer, and Matthew A. Ouimet, the Partnership's current President and Chief Executive Officer, are not included in this table as they were employees of the Partnership in 2011and thus received no compensation for their service as a Director. The compensation received by Messrs. Kinzel and Ouimet as an employee of the Partnership is shown in the Summary Compensation Table on page 14.

(2)	As of December 31, 2011, no non-employee Director had any options outstanding.

(3)	Term ended on July 7, 2011 for Messrs. Anderson, Ferreira, and Paradeau. Term began on July 7, 2011 for Ms. France.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership's proxy statement and the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Michael D. Kwiatkowski, Chairman
C. Thomas Harvie
Tom Klein
John M. Scott III
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of our Directors who served on the Compensation Committee during 2011 was a current or former officer or an employee of the Partnership or had any relationship with us that would be required to be disclosed by us under applicable related party requirements. There are no interlocking relationships between the Partnership's executive officers or Directors and the board or compensation committee of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth the number of Partnership units beneficially owned by each of the Partnership's directors, each of the named executive officers, all current directors and executive officers as a group, and by each person known by the Partnership to own 5% or more of its units as of April 20, 2012.
Directors and Executive Officers

	Amount and Nature of Beneficial Ownership
	Beneficial		Investment Power		Voting Power (1)		Percentage
Name of Beneficial Owner	Ownership (1)		Sole	Shared	Sole	Shared	of Units (2)

Richard L. Kinzel	1,217,928		1,168,936	48,992	1,168,936	48,992	2.2%
Matthew A. Ouimet	46,419		17,635	—	46,419	—	*
Richard A. Zimmerman	35,746		28,550	—	35,746	—	*
Brian C. Witherow	21,740	(3)	14,425	1,389	20,351	1,389	*
H. Philip Bender	41,165		37,038	—	41,165	—	*
David R. Hoffman	5,385		3,269	—	5,385	—	*
Robert A. Decker	21,247		17,647	—	21,247	—	*
Peter J. Crage	—		—	—	—	—	—
C. Thomas Harvie	23,182		23,182	—	23,182	—	*
Eric L. Affeldt	20,000		20,000	—	20,000	—	*
Gina D. France	9,778		9,778	—	9,778	—	*
Tom Klein	2,000		2,000	—	2,000	—	*
Michael D. Kwiatkowski	15,922		15,922	—	15,922	—	*
John M. Scott III	10,000		10,000	—	10,000	—	*
Steven H. Tishman	50,282		50,282	—	50,282	—	*
All Directors and executive officers as a group (17 individuals) (4)	1,551,016		1,437,505	51,266	1,499,750	51,266	2.8%

*	Less than one percent of outstanding units.

(1)
Includes restricted units over which there is voting power, but no investment power, as follows: Mr. Ouimet, 28,784; Mr. Zimmerman, 7,196; Mr. Witherow, 5,926; Mr. Bender, 4,127; Mr. Hoffman, 2,116; Mr. Decker, 3,600; and all executive officers and directors as a group (17 individuals) 62,245.

(2)
Each beneficial owner's ownership percentage has been calculated assuming full exercise of outstanding options to purchase units, if any, exercisable by such owner within 60 days after April 20, 2012, but no exercise of outstanding options covering units held by any other person. The ownership percentage of the Directors and executive officers as a group has been calculated assuming full exercise of outstanding options that the Directors and executive officers as a group have the right to exercise within 60 days after April 20, 2012, but no exercise of outstanding options covering units held by anyone outside that group.

(3)
Consists of 20,351 units as to which Mr. Witherow has sole voting and investment power (which includes 19,151 units beneficially owned as of April 20, 2012 and 1,200 units that Mr. Witherow has the right to acquire within 60 days of April 20, 2012 through the exercise of options); and 1,389 units for which he has shared voting and investment power.

(4)
The unit amounts listed include a total of 2,700 units of limited partner interest which all current directors and executive officers as a group have vested options to acquire within 60 days from April 20, 2012.

5% or Greater Unitholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Units

Neuberger Berman Group LLC Neuberger Berman LLC 605 Third Avenue New York, NY 10158	7,949,011 (1)	14.4%	(1)
Q Funding III, L.P.
Q4 Funding, L.P.
Amalgamated Gadget, L.P.
Acme Energized, L.P.
Geoffrey Raynor
301 Commerce Street, Suite 3200
Forth Worth, TX 76102	7,076,998 (2)	0.128	(2)

(1)
Based upon a Schedule 13G/A filing by Neuberger Berman Group LLC and Neuberger Berman LLC (collectively, “NB”) on February 14, 2012. On the Schedule 13G/A, NB reported shared voting power over 6,405,060 units and reported shared dispositive power over and aggregate beneficial ownership of 7,949,011 units.

(2)
Based upon a Schedule 13D/A filing on January 10, 2012 by Q Funding III, L.P. (“Q Funding”), Q4 Funding, L.P. ("Q4"), Amalgamated Gadget, L.P. ("Amalgamated"), Acme Energized, L.P. ("Acme"), and Geoffrey Raynor. On the Schedule 13D/A, Q Funding reported sole voting and dispositive power over 445,810 units (or 0.8% of the class), Q4 reported sole voting and dispositive power over 971,340 units (or 1.8% of the class), Amalgamated reported sole voting and dispositive power over 3,012,039 units (or 5.4% of the class), and Acme reported sole voting and dispositive power over 69,647 units (or 0.1% of the class). On the Schedule 13D/A, Mr. Geoffrey Raynor reported sole voting and dispositive power over 7,076,998 units (or 12.8% of the class), which amount was reported to include the units reported as beneficially owned by Q Funding, Q4, Amalgamated, and Acme and an additional 2,578,162 units held directly and indirectly through entities and trusts for the benefit of Mr. Raynor.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard Kinzel’s son, Bart Kinzel, Vice President and General Manager of Carowinds, and son-in-law, Tim Boals, Corporate Vice President—Resale and Sponsorships, are employed by Cedar Fair and received compensation of approximately $387,835 and $373,639, respectively, in

2011. There were no other transactions that must be disclosed between the Partnership and our officers, directors or any person related to our officers or directors, or with any holder of more than 5% of the outstanding units, during 2011 and through the date of this Form 10-K/A.

The Board's Corporate Governance Guidelines include policies and procedures for the review and approval of interested transactions, which are defined as transactions in which CFMI or the Partnership participate and any executive officer, director, director nominee or other related party has a direct or indirect material interest. The definition of interested transactions is intended to cover the types of transactions subject to Regulation S-K Item 404 and excludes certain types of transactions consistent with that regulation. The policy generally presumes a related party's interest to be material unless clearly incidental in nature or determined in accordance with the policy to be immaterial in nature.

Each executive officer, director and director nominee is required to notify the Chair of the Nominating and Corporate Governance Committee of his or her intention to enter into, or to cause CFMI or the Partnership to enter into, an interested transaction. The Committee reviews the material facts of all interested transactions requiring its approval, and the disinterested members of the Committee either approve or disapprove the entry into the interested transaction. The policy also provides a mechanism for Committee review and ratification or modification of any interested transactions as to which advance approval is not feasible or that were entered into in error. In determining whether to approve or ratify a transaction, the Committee considers whether or not the transaction is in, or not inconsistent with, the best interests of the Partnership, taking into account the following (among other factors it considers appropriate): (i) the position within or relationship of the related party with the Partnership or CMFI, (ii) the extent of the related party's interest in the transaction, (iii) the business purpose for and reasonableness of the transaction, including available alternatives for achieving the business purpose, (iv) whether the terms of the transaction are comparable to those that could be negotiated with an unrelated third party, (v) whether the transaction impacts the independence or objectivity of director or executive officer, and (vi) whether the transaction creates the perception of impropriety. Authority is delegated under the policy to the Committee Chair to pre-approve or ratify any interested transactions that do not involve a director and that are expected to involve less than $120,000, subject to subsequent review by the Committee. No director is allowed to participate in any discussion or approval of an interested transaction for which he or she is a related party, except for providing material information as to the transaction and for counting to determine the presence of a quorum to act on the transaction. An ad hoc committee of at least two independent directors may be designated by the Board where less than two members of the Committee would be available to review an interested transaction involving a member of a Committee.

BOARD AND COMMITTEE MEMBER INDEPENDENCE
The Board has affirmatively determined that current Board members Gina D. France, Michael D. Kwiatkowski, C. Thomas Harvie, Eric L. Affeldt, John M. Scott III, and Tom Klein meet the independence criteria of the NYSE listing standards. The Board has determined that Mr. Tishman is not independent because he was managing director of Rothschild, Inc. through 2011, and has served as an adviser to the Partnership in the past and may do so again in the future. Mr. Kinzel is also not independent because he was an executive officer of the Partnership during 2011. Mr. Ouimet is also not independent because he is an executive officer of the Partnership.

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
Audit Fees
The Partnership was billed by Deloitte $924,896 and $898,498 for professional services rendered for the 2011 and 2010 audits of the annual financial statements and internal control over financial reporting, the review of the financial statements included in Forms 10-Q, and other services in connection with statutory and regulatory filings.
Audit-Related Fees

The Partnership was billed by Deloitte $0 and $288,412 for audit-related fees in 2011 and 2010. Audit-related services principally include due diligence, assurance services that are reasonably related to the performance of the audit or review of the Partnership's financial statements and other attestation services or consultations that are not reported under audit fees.

Tax Fees
In 2011, the Partnership was billed by Deloitte $220,873 and $103,165 in fees for services related to tax compliance and tax planning, respectively.  In 2010, the Partnership was billed by Deloitte $234,166 and $242,350 in fees for services related to tax compliance and tax planning, respectively.
Other Fees
There are no fees for professional services rendered by Deloitte that do not fit within the above category descriptions.
The Audit Committee reviews and pre-approves each audit and non-audit service engagement with the Partnership's independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

10.31	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.
10.32	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.
10.33	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.
10.34
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc.; Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012.

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

CEDAR FAIR, L.P.
(Registrant)

DATED:     April 27, 2012            By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer,	April 27, 2012
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	April 27, 2012
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	April 27, 2012
	David R. Hoffman	(Principal Accounting Officer)

/S/	C. Thomas Harvie	Chairman	April 27, 2012
C. Thomas Harvie

/S/	Eric L. Affeldt	Director	April 27, 2012
Eric L. Affeldt

/S/	Gina D. France	Director	April 27, 2012
Gina D. France

/S/	Richard L. Kinzel	Director	April 27, 2012
Richard L. Kinzel

/S/	Tom Klein	Director	April 27, 2012
Tom Klein

/S/	Michael D. Kwiatkowski	Director	April 27, 2012
Michael D. Kwiatkowski

/S/	John M. Scott III	Director	April 27, 2012
John M. Scott III

/S/	Steven H. Tishman	Director	April 27, 2012
Steven H. Tishman

EXHIBIT INDEX

Exhibit Number	Description	Page

10.31	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.	*
10.32	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.	*
10.33	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.	*
10.34
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc.; Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012.
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