Form 10-Q
period 2012-03-25
CEDAR FAIR L P
filed 2012-05-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of May 1, 2012
Units Representing Limited Partner Interests	55,423,770

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/25/2012	12/31/2011	3/27/2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,319	$35,524	$7,255
Receivables	6,693	7,611	10,377
Inventories	44,486	33,069	42,903
Current deferred tax asset	15,120	10,345	14,410
Prepaid advertising	11,139	812	3,382
Income tax refundable	9,013	—	—
Other current assets	10,258	11,154	8,147
	104,028	98,515	86,474
Property and Equipment:
Land	314,133	312,859	311,565
Land improvements	334,087	333,423	325,040
Buildings	580,121	579,136	576,069
Rides and equipment	1,423,360	1,423,370	1,400,983
Construction in progress	62,951	33,892	38,310
	2,714,652	2,682,680	2,651,967
Less accumulated depreciation	(1,046,162)	(1,044,589)	(951,982)
	1,668,490	1,638,091	1,699,985
Goodwill	245,808	243,490	248,426
Other Intangibles, net	40,607	40,273	40,921
Other Assets	54,193	54,188	64,837
	$2,113,126	$2,074,557	$2,140,643
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	15,921	11,800
Accounts payable	28,212	12,856	25,090
Deferred revenue	50,754	29,594	45,349
Accrued interest	10,314	15,762	15,337
Accrued taxes	8,820	16,008	5,042
Accrued salaries, wages and benefits	33,562	33,388	26,234
Self-insurance reserves	21,754	21,243	20,648
Current derivative liability	—	50,772	90,758
Other accrued liabilities	6,104	7,899	9,858
	175,441	203,443	250,116
Deferred Tax Liability	135,746	135,446	132,563
Derivative Liability	32,280	32,400	—
Other Liabilities	2,235	4,090	4,368
Long-Term Debt:
Revolving credit loans	155,004	—	127,114
Term debt	1,140,179	1,140,179	1,168,200
Notes	400,373	400,279	399,531
	1,695,556	1,540,458	1,694,845
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	—	(2)
Limited partners, 55,424, 55,346 and 55,346 units outstanding at March 25, 2012, December 31, 2011 and March 27, 2011, respectively	96,417	182,438	76,393
Accumulated other comprehensive loss	(29,838)	(29,008)	(22,930)
	71,868	158,720	58,751
	$2,113,126	$2,074,557	$2,140,643

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/25/2012	3/27/2011	3/25/2012	3/27/2011
Net revenues:
Admissions	$11,670	$10,612	$597,100	$568,410
Food, merchandise and games	12,532	11,782	350,186	337,228
Accommodations and other	3,996	4,475	82,515	71,507
	28,198	26,869	1,029,801	977,145
Costs and expenses:
Cost of food, merchandise and games revenues	4,087	4,112	92,032	86,850
Operating expenses	71,285	65,128	437,008	413,778
Selling, general and administrative	17,984	20,915	137,495	137,565
Depreciation and amortization	3,846	3,790	123,861	126,697
Loss on impairment of goodwill and other intangibles	—	—	—	2,293
Loss on impairment / retirement of fixed assets, net	92	196	2,461	62,948
	97,294	94,141	792,857	830,131
Operating income (loss)	(69,096)	(67,272)	236,944	147,014
Interest expense	26,803	41,112	142,876	161,783
Net effect of swaps	(970)	1,887	(15,976)	12,506
Loss on early debt extinguishment	—	—	—	35,289
Unrealized/realized foreign currency (gain) loss	(8,192)	(6,888)	8,605	(27,428)
Other (income) expense	(16)	908	(126)	(211)
Income (loss) before taxes	(86,721)	(104,291)	101,565	(34,925)
Provision (benefit) for taxes	(21,539)	(19,599)	9,897	41,401
Net income (loss)	(65,182)	(84,692)	91,668	(76,326)
Net income (loss) allocated to general partner	(1)	(1)	1	(1)
Net income (loss) allocated to limited partners	$(65,181)	$(84,691)	$91,667	$(76,325)

Net income (loss)	$(65,182)	$(84,692)	$91,668	$(76,326)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,169)	(1,286)	1,050	(8,818)
Unrealized income (loss) on cash flow hedging derivatives	339	12,064	(7,958)	59,730
Other comprehensive income (loss), (net of tax)	(830)	10,778	(6,908)	50,912
Total Comprehensive Income (Loss)	$(66,012)	$(73,914)	$84,760	$(25,414)
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,378	55,343	55,353	55,332
Net income (loss) per limited partner unit	$(1.18)	$(1.53)	$1.66	$(1.38)
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,378	55,343	55,847	55,332
Net income (loss) per limited partner unit	$(1.18)	$(1.53)	$1.64	$(1.38)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 25, 2012
(In thousands)

Three months ended
3/25/12
Limited Partnership Units Outstanding
Beginning balance	55,346
Limited partnership unit options exercised	13
Issuance of limited partnership units as compensation	65
55,424
Limited Partners’ Equity
Beginning balance	$182,438
Net loss	(65,181)
Partnership distribution declared ($0.40 per limited partnership unit)	(22,151)
Expense recognized for limited partnership unit options	48
Tax effect of units involved in option exercises and treasury unit transactions	(437)
Issuance of limited partnership units as compensation	1,700
96,417
General Partner’s Equity
Beginning balance	—
Net loss	(1)
(1)
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(3,120)
Current period activity, net of tax $671	(1,169)
(4,289)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,888)
Current period activity, net of tax ($318)	339
(25,549)
(29,838)
Total Partners’ Equity	$71,868

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Twelve months ended
	3/25/2012	3/27/2011	3/25/2012	3/27/2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(65,182)	(84,692)	$91,668	$(76,326)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Non-cash expense	737	(1,227)	149,101	107,512
Loss on early extinguishment of debt	—	—	—	35,289
Loss on impairment of goodwill and other intangibles	—	—	—	2,293
Loss on impairment / retirement of fixed assets, net	92	196	2,461	62,948
Net effect of swaps	(970)	1,887	(15,976)	12,506
Net change in working capital	(12,228)	14,072	(9,337)	(3,758)
Net change in other assets/liabilities	(4,381)	(14,519)	2,612	28,851
Net cash from (for) operating activities	(81,932)	(84,283)	220,529	169,315
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(27,468)	(20,303)	(97,355)	(67,064)
Net cash (for) investing activities	(27,468)	(20,303)	(97,355)	(67,064)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	155,004	103,914	27,890	(88,887)
Term debt borrowings	—	22,938	—	1,197,938
Note borrowings	—	—	—	399,383
Derivative settlement	(50,450)	—	(50,450)	—
Term debt payments, including early termination penalties	—	—	(23,900)	(1,526,890)
Distributions paid to partners	(22,151)	(4,428)	(73,070)	(18,261)
Exercise of limited partnership unit options	48	—	53	7
Payment of debt issuance costs	—	(20,490)	(723)	(63,754)
Excess tax benefit from unit-based compensation expense	(437)	—	(437)	—
Net cash from (for) financing activities	82,014	101,934	(120,637)	(100,464)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(819)	142	(2,473)	94
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(28,205)	(2,510)	64	1,881
Balance, beginning of period	35,524	9,765	7,255	5,374
Balance, end of period	$7,319	$7,255	$7,319	$7,255
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$30,471	$44,672	$139,126	$149,978
Interest capitalized	752	399	2,188	945
Cash payments for income taxes	138	66	6,207	16,572
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 25, 2012 AND MARCH 27, 2011
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 25, 2012 and March 27, 2011 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 25, 2012 include actual 2011 season operating results, they may not be indicative of 2012 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 25, 2012 and March 27, 2011 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2011, which were included in the Form 10-K filed on February 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the condensed consolidated statement of operations. There has been no subsequent impairment on these assets.

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. Until December 2011, goodwill related to parks acquired prior to 2006 was tested annually tested for impairment as of October 1, while goodwill and other indefinite-lived intangibles, including trade-name intangibles, related to the Paramount Parks (PPI) acquisition in 2006 were tested annually for impairment as of April 1. Effective in December 2010, the Partnership changed the date of its annual goodwill impairment tests from April 1 and October 1 to December 31 to more closely align the impairment testing procedures with its long-range planning and forecasting process, which occurs in the fourth quarter each year. The Partnership believes the change was preferable since the long-term cash flow projections are a key component in performing its annual impairment tests of goodwill. In addition, the Partnership changed the date of its annual impairment test for other indefinite-lived intangibles from April 1 to December 31.

During 2010, the Partnership tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. During 2010, the Partnership tested other indefinite-lived intangibles for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, it was determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result the Partnership recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 test of indefinite-lived intangibles, it was determined that a portion of the trade-names at California's Great America, originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $0.9 million of additional trade-name impairment during the fourth quarter of 2010 which was recorded in "Loss on impairment of goodwill and other intangibles" on the consolidated statement of operations.

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

The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2011 and no impairment was indicated. In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. We adopted this guidance during the first quarter of 2012 and it did not impact the Partnership's consolidated financial statements.
A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 25, 2012 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2011	$323,358	$(79,868)	$243,490
Foreign currency translation	2,318	—	2,318
March 25, 2012	$325,676	$(79,868)	$245,808

At March 25, 2012, December 31, 2011, and March 27, 2011 the Partnership’s other intangible assets consisted of the following:

March 25, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$40,163	$—	$40,163
License / franchise agreements	775	331	444
Total other intangible assets	$40,938	$331	$40,607

December 31, 2011
(In thousands)
Other intangible assets:
Trade names	$39,835	$—	$39,835
License / franchise agreements	760	322	438
Total other intangible assets	$40,595	$322	$40,273

March 27, 2011
(In thousands)
Other intangible assets:
Trade names	$40,534	$—	$40,534
License / franchise agreements	668	291	377
Non-compete agreements	200	190	10
Total other intangible assets	$41,402	$481	$40,921
Amortization expense of other intangible assets for the three months ended March 25, 2012 and March 27, 2011 was $9,000 and $18,000, respectively. The estimated amortization expense for the remainder of 2012 is $26,000. Estimated amortization expense is expected to total less than $100,000 in each year from 2012 through 2015.

(5) Long-Term Debt:

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement (the "2010 Credit Agreement”), which included a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under the previous credit facilities.

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

In February 2011, the Partnership amended the 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. As the result of an optional $18.0 million debt prepayment made in August 2011, the Partnership has no remaining scheduled term-debt principal payments due within the next twelve months, but we are required to make a prepayment due to the Excess Cash Flow ("ECF") provision in the Amended 2010 Credit Agreement based on our Senior Secured Leverage Ratio as of December 31, 2011. As a result of the ECF provision and as described in the mandatory debt repayment section of the debt agreement, the mandatory prepayment of $15.9 million must be made by June 30, 2012, and is recorded on the Consolidated Balance Sheet in "Current maturities of long-term debt."

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

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio which is measured on a trailing-twelve month quarterly basis. The Consolidated Leverage ratio is set at 6.0x consolidated total debt- (excluding the revolving debt) to-Consolidated EBITDA and will remain at that level through the end of the third quarter in 2013, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. As of March 25, 2012, the Partnership’s Consolidated Leverage Ratio was 4.19x, providing $112.5 million of consolidated EBITDA cushion on the ratio as of the end of the first quarter. The Partnership was in compliance with all other covenants under the Amended 2010 Credit Agreement as of March 25, 2012.

The Amended 2010 Credit Agreement also includes provisions that allowed the Partnership to make restricted payments of up to $20 million. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments in 2012 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.

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
The Partnership had effectively converted a total of $1.0 billion of its variable-rate debt to fixed rates through the use of several interest rate swap agreements through October 1, 2011. Cash flows related to these interest rate swap agreements were included in interest expense over the term of the agreements. These interest rate swap agreements expired in October 2011. The Partnership had designated all of these interest rate swap agreements and hedging relationships as cash flow hedges.
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015, $6.5 million of which remained to be amortized in AOCI as of March 25, 2012.
In March 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
In May 2011, the Partnership entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively converted another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%.

The fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 swaps at March 25, 2012 was a liability of $32.3 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
In 2007, the Partnership entered into two cross-currency swap agreements, which effectively converted $268.7 million of term debt at the time, and the associated interest payments, related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements were included in interest expense over the term of the agreement. These swap agreements expired in February 2012.
In May 2011 and July 2011, the Partnership entered into several foreign currency swap agreements to fix the exchange rate on approximately 75% of the termination payment associated with the cross-currency swap agreements that expired in February 2012. The Partnership did not seek hedge accounting treatment on these foreign currency swaps, and as such, changes in fair value of the swaps flowed directly through earnings along with changes in fair value on the related, de-designated cross-currency swaps. In February 2012, all of the cross-currency and related currency swap agreements were settled for $50.5 million.
Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		March 25, 2012	December 31, 2011	March 27, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$—	$3,808
Interest rate swaps	Current derivative liability	—	—	(33,493)
Interest rate swaps	Derivative Liability	(32,280)	(32,400)
Total derivatives designated as hedging instruments		$(32,280)	$(32,400)	$(29,685)
Derivatives not designated as hedging instruments:
Foreign currency swaps	Current derivative liability	$—	$(13,155)	$—
Cross-currency swaps	Current derivative liability	—	(37,617)	(57,265)
Total derivatives not designated as hedging instruments		$—	$(50,772)	$(57,265)
Net derivative liability		$(32,280)	$(83,172)	$(86,950)

The following table presents our September 2010 swaps, March 2011 swaps, and May 2011 swaps, which became effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates.

($'s in thousands)	Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%

The following table presents our fixed-rate swaps, which matured in October 2011, and the cross-currency swap which matured in February 2012, along with their notional amounts and their fixed interest rates:

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$255,000	7.31%
	200,000	5.64%	150	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$255,150	7.31%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended March 25, 2012 and March 27, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	3/25/12	3/27/11		3/25/12	3/27/11		3/25/12	3/27/11
Interest rate swaps	$120	$955	Interest Expense	$(2,793)	$—	Net effect of swaps	$—	$14,494
Total	$120	$955		$(2,793)	$—		$—	$14,494

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		3/25/12	3/27/11
Interest rate swaps (1)	Net effect of swaps	—	(3,342)
Cross-currency swaps (2)	Net effect of swaps	(4,999)	(1,812)
Foreign currency swaps	Net effect of swaps	6,278	—
		$1,279	$(5,154)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $1.3 million of net gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $0.5 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the quarter. The net effect of these amounts resulted in a benefit to earnings for the quarter of $1.0 million recorded in “Net effect of swaps.”

For the three-month period ended March 27, 2011, in addition to the $9.3 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $11.5 million of expense representing the amortization of amounts in AOCI for the swaps and $0.3 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $1.9 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt"

in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended March 25, 2012 and March 27, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	3/25/12	3/27/11		3/25/12	3/27/11		3/25/12	3/27/11
Interest rate swaps	$(36,088)	$7,249	Interest Expense	$(5,816)	$—	Net effect of swaps	$33,493	$44,181

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		3/25/12	3/27/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	12,911	(3,918)
Foreign currency swaps	Net effect of swaps	(7,387)	—
		$5,524	$(7,260)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $39.0 million of gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $22.7 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.3 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended March 25, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $16.0 million recorded in “Net effect of swaps.”
For the twelve month period ending March 27, 2011, in addition to the $36.9 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $48.5 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.9 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended March 27, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $12.5 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.
The amounts reclassified from AOCI into income for the periods noted above are in large part the result of the Partnership’s initial three-year requirement to swap at least 75% of its aggregate term debt to fixed rates under the terms of the Amended 2010 Credit Agreement.

(7) Fair Value Measurements:
The FASB Accounting Standards Codification (ASC) relating to fair value measurements emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the FASB’s ASC establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.
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

The table below presents the balances of assets and liabilities measured at fair value as of March 25, 2012, December 31, 2011, and March 27, 2011 on a recurring basis:

	Total	Level 1	Level 2	Level 3
March 25, 2012
(In thousands)
Interest rate swap agreements (1)	$(32,280)	$—	$(32,280)	$—
Net derivative liability	$(32,280)	$—	$(32,280)	$—

December 31, 2011
Interest rate swap agreements (1)	$(32,400)	$—	$(32,400)	$—
Cross-currency swap agreements (2)	(37,617)	—	(37,617)	—
Foreign currency swap agreements (2)	(13,155)	—	(13,155)	—
Net derivative liability	$(83,172)	$—	$(83,172)	$—

March 27, 2011
Interest rate swap agreements (3)	$3,808	$—	$3,808	$—
Interest rate swap agreements (2)	(33,493)	—	(33,493)	—
Cross-currency swap agreements (2)	(57,265)	—	(57,265)	—
Net derivative liability	$(86,950)	$—	$(86,950)	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet

(3)	Included in "Other assets" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate, cross-currency and foreign currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment increasing the net derivative liability by approximately $1.0 million as of March 25, 2012. The Partnership monitors the credit and non-performance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment at March 25, 2012.
There were no assets measured at fair value on a non-recurring basis at March 25, 2012, December 31, 2011, or March 27, 2011.

In 2010, the Partnership concluded based on operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, it recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010.

After completing its 2010 annual review of indefinite-lived intangibles for impairment, the Partnership concluded that a portion of trade-names originally recorded with the PPI acquisition were impaired. As a result, the Partnership recognized approximately $2.3 million of trade-name impairment during second and fourth quarters of 2010. A relief-from-royalty model is used to determine whether the fair value of trade-names exceeds their carrying amount. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.
The fair value of term debt at March 25, 2012 was approximately $1,156.3 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at March 25, 2012 was approximately $355.5 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities. The fair value of the term debt and notes were based on Level 2 inputs.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/25/2012	3/27/2011	3/25/2012	3/27/2011
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,378	55,343	55,353	55,332
Effect of dilutive units:
Unit options	—	—	2	—
Phantom units	—	—	492	—
Diluted weighted average units outstanding	55,378	55,343	55,847	55,332
Net income (loss) per unit - basic	$(1.18)	$(1.53)	$1.66	$(1.38)
Net income (loss) per unit - diluted	$(1.18)	$(1.53)	$1.64	$(1.38)

The effect of unit options on the three and twelve months ended March 25, 2012, had they not been out of the money or antidilutive, would have been 2,000 and 47,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three and twelve months ended March 27, 2011, had they not been out of the money or antidilutive, would have been 79,000 and 250,000 units, respectively.

(9) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. For 2012, the estimated annual effective rate includes the effect of an anticipated adjustment to the valuation allowance that relates to foreign tax credit carry-forwards arising from the corporate subsidiaries. The amount of this adjustment has a disproportionate impact on the annual effective tax rate that results in a significant variation in the customary relationship between the provision for taxes and income before taxes in interim periods. In addition to income taxes on its corporate subsidiaries, the Partnership pays a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.

During the quarter the Partnership accrued $1.0 million for unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 25, 2012, December 31, 2011, and March 27, 2011 and for the three and twelve month periods ended March 25, 2012 and March 27, 2011. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying consolidating condensed financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's March 25, 2012, December 31, 2011 and March 27, 2011 balance sheets in the accompanying consolidating condensed financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
March 25, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$397	$119	$6,803	$—	$7,319
Receivables	—	82,892	59,911	370,246	(506,356)	6,693
Inventories	—	3,321	3,678	37,487	—	44,486
Current deferred tax asset	—	11,014	772	3,334	—	15,120
Other current assets	359	5,907	11,851	12,293	—	30,410
	359	103,531	76,331	430,163	(506,356)	104,028
Property and Equipment (net)	478,928	1,035	279,363	909,164	—	1,668,490
Investment in Park	467,408	669,235	118,514	28,943	(1,284,100)	—
Intercompany Note Receivable	—	104,165	—	—	(104,165)	—
Goodwill	9,061	—	125,528	111,219	—	245,808
Other Intangibles, net	—	—	17,776	22,831	—	40,607
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	889,442	1,239,210	1,294,302	—	(3,422,954)	—
Other Assets	26,323	16,288	9,608	1,974	—	54,193
	$1,871,521	$2,181,110	$1,921,422	$1,504,294	$(5,365,221)	$2,113,126
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	60,297	232,001	26,302	215,968	(506,356)	28,212
Deferred revenue	—	—	5,413	45,341	—	50,754
Accrued interest	3,089	1,706	5,519	—	—	10,314
Accrued taxes	4,925	340	261	3,294	—	8,820
Accrued salaries, wages and benefits	—	26,989	781	5,792	—	33,562
Self-insurance reserves	—	4,212	1,716	15,826	—	21,754
Other accrued liabilities	462	3,312	226	2,104	—	6,104
	84,694	284,481	56,139	288,325	(538,198)	175,441
Deferred Tax Liability	—	—	58,801	124,591	(47,646)	135,746
Derivative Liability	19,403	12,877	—	—	—	32,280
Other Liabilities	—	2,235	—	—	—	2,235
Intercompany Note Payable	—	—	—	104,165	(104,165)	—
Long-Term Debt:
Revolving credit loans	155,004	155,004	155,004	—	(310,008)	155,004
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,373	400,373	400,373	—	(800,746)	400,373
	1,695,556	1,695,556	1,695,556	—	(3,391,112)	1,695,556

Equity	71,868	185,961	110,926	987,213	(1,284,100)	71,868
	$1,871,521	$2,181,110	$1,921,422	$1,504,294	$(5,365,221)	$2,113,126

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$512	$31,540	$3,472	$—	$35,524
Receivables	—	62,408	69,285	411,852	(535,934)	7,611
Inventories	—	1,547	2,703	28,819	—	33,069
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Other current assets	508	13,461	1,027	7,822	(10,852)	11,966
	508	84,167	105,327	455,299	(546,786)	98,515
Property and Equipment (net)	469,877	1,044	266,218	900,952	—	1,638,091
Investment in Park	521,441	661,533	118,514	40,550	(1,342,038)	—
Intercompany Note Receivable	—	93,845	—	—	(93,845)	—
Goodwill	9,061	—	123,210	111,219	—	243,490
Other Intangibles, net	—	—	17,448	22,825	—	40,273
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	887,344	1,084,112	1,141,302	—	(3,112,758)	—
Other Assets	27,641	16,158	9,353	1,036	—	54,188
	$1,915,872	$1,988,505	$1,781,372	$1,531,881	$(5,143,073)	$2,074,557
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	175,968	144,868	25,631	202,323	(535,934)	12,856
Deferred revenue	—	—	2,891	26,703	—	29,594
Accrued interest	198	131	15,433	—	—	15,762
Accrued taxes	3,909	—	7,374	15,577	(10,852)	16,008
Accrued salaries, wages and benefits	—	26,916	1,076	5,396	—	33,388
Self-insurance reserves	—	3,977	1,711	15,555	—	21,243
Current derivative liability	—	—	50,772	—	—	50,772
Other accrued liabilities	1,247	5,568	252	832	—	7,899
	197,243	197,381	121,061	266,386	(578,628)	203,443
Deferred Tax Liability	—	—	58,501	124,591	(47,646)	135,446
Derivative Liability	19,451	12,949	—	—	—	32,400
Other Liabilities	—	4,090	—	—	—	4,090
Intercompany Note Payable	—	—	—	93,845	(93,845)	—
Long-Term Debt:
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,279	400,279	400,279	—	(800,558)	400,279
	1,540,458	1,540,458	1,540,458	—	(3,080,916)	1,540,458

Equity	158,720	233,627	61,352	1,047,059	(1,342,038)	158,720
	$1,915,872	$1,988,505	$1,781,372	$1,531,881	$(5,143,073)	$2,074,557

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$494	$4,393	$2,368	$—	$7,255
Receivables	4,971	70,218	100,370	480,445	(645,627)	10,377
Inventories	—	3,050	3,478	36,375	—	42,903
Current deferred tax asset	—	10,222	779	3,409	—	14,410
Other current assets	187	3,335	3,340	7,410	(2,743)	11,529
	5,158	87,319	112,360	530,007	(648,370)	86,474
Property and Equipment (net)	476,102	1,078	276,949	945,856	—	1,699,985
Investment in Park	442,520	594,576	118,514	47,212	(1,202,822)	—
Intercompany Note Receivable	—	270,188	20,000	—	(290,188)	—
Goodwill	9,061	—	128,147	111,218	—	248,426
Other Intangibles, net	—	—	18,147	22,774	—	40,921
Deferred Tax Asset	—	44,257	—	—	(44,257)	—
Intercompany Receiveable	896,807	1,217,635	1,275,247	—	(3,389,689)	—
Other Assets	32,880	20,549	10,182	1,226	—	64,837
	$1,862,528	$2,235,602	$1,959,546	$1,658,293	$(5,575,326)	$2,140,643
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	$11,800	$11,800	$—	$(23,600)	$11,800
Accounts payable	50,550	321,609	48,631	226,326	(622,026)	25,090
Deferred revenue	—	—	5,518	39,831	—	45,349
Accrued interest	6,969	1,660	6,708	—	—	15,337
Accrued taxes	4,144	170	—	3,471	(2,743)	5,042
Accrued salaries, wages and benefits	—	19,813	912	5,509	—	26,234
Self-insurance reserves	—	3,232	1,569	15,847	—	20,648
Current derivative liability	33,493	—	57,265	—	—	90,758
Other accrued liabilities	1,976	5,366	510	2,006	—	9,858
	108,932	363,650	132,913	292,990	(648,369)	250,116
Deferred Tax Liability	—	—	62,831	113,989	(44,257)	132,563
Other Liabilities	—	4,368	—	—	—	4,368
Intercompany Note Payable	—	20,000	—	270,188	(290,188)	—
Long-Term Debt:
Revolving credit loans	127,114	127,114	127,114	—	(254,228)	127,114
Term debt	1,168,200	1,168,200	1,168,200	—	(2,336,400)	1,168,200
Notes	399,531	399,531	399,531	—	(799,062)	399,531
	1,694,845	1,694,845	1,694,845	—	(3,389,690)	1,694,845

Equity	58,751	152,739	68,957	981,126	(1,202,822)	58,751
	$1,862,528	$2,235,602	$1,959,546	$1,658,293	$(5,575,326)	$2,140,643

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 25, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$1,456	$2,577	$266	$27,932	$(4,033)	$28,198
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	4,087	—	4,087
Operating expenses	1,335	20,436	5,657	47,890	(4,033)	71,285
Selling, general and administrative	1,332	13,696	760	2,196	—	17,984
Depreciation and amortization	463	9	—	3,374	—	3,846
Loss on impairment / retirement of fixed assets, net	82	—	10	—	—	92
	3,212	34,141	6,427	57,547	(4,033)	97,294
Operating loss	(1,756)	(31,564)	(6,161)	(29,615)	—	(69,096)
Interest expense (income), net	11,158	6,615	10,403	(1,389)	—	26,787
Net effect of swaps	173	332	(1,475)	—	—	(970)
Unrealized / realized foreign currency loss	—	—	(8,192)	—	—	(8,192)
Other (income) expense	187	(3,035)	197	2,651	—	—
Loss from investment in affiliates	50,491	23,083	3,230	24,916	(101,720)	—
Loss before taxes	(63,765)	(58,559)	(10,324)	(55,793)	101,720	(86,721)
Provision (benefit) for taxes	1,417	(11,672)	(2,334)	(8,950)	—	(21,539)
Net loss	$(65,182)	$(46,887)	$(7,990)	$(46,843)	$101,720	$(65,182)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,169)	—	(1,169)	—	1,169	(1,169)
Unrealized income (loss) on cash flow hedging derivatives	339	98	21	—	(119)	339
Other comprehensive income (loss), (net of tax)	(830)	98	(1,148)	—	1,050	(830)
Total Comprehensive (Loss)	$(66,012)	$(46,789)	$(9,138)	$(46,843)	$102,770	$(66,012)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$2,057	$3,653	$863	$26,006	$(5,710)	$26,869
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	4,112	—	4,112
Operating expenses	1,475	18,777	5,617	44,969	(5,710)	65,128
Selling, general and administrative	3,442	14,611	923	1,939	—	20,915
Depreciation and amortization	436	11	—	3,343	—	3,790
Loss on impairment / retirement of fixed assets, net	196	—	—	—	—	196
	5,549	33,399	6,540	54,363	(5,710)	94,141
Operating loss	(3,492)	(29,746)	(5,677)	(28,357)	—	(67,272)
Interest expense, net	23,240	2,555	12,320	2,916	—	41,031
Net effect of swaps	(1,101)	1,293	1,695	—	—	1,887
Unrealized / realized foreign currency (gain)	—	—	(6,888)	—	—	(6,888)
Other (income) expense	1,176	(1,291)	838	266	—	989
Loss from investment in affiliates	57,512	30,561	2,461	12,413	(102,947)	—
Loss before taxes	(84,319)	(62,864)	(16,103)	(43,952)	102,947	(104,291)
Provision (benefit) for taxes	373	(8,722)	(3,683)	(7,567)	—	(19,599)
Net loss	$(84,692)	$(54,142)	$(12,420)	$(36,385)	$102,947	$(84,692)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,286)	—	(1,286)	—	1,286	(1,286)
Unrealized income on cash flow hedging derivatives	12,064	359	58	—	(417)	12,064
Other comprehensive income (loss), (net of tax)	10,778	359	(1,228)	—	869	10,778
Total Comprehensive (Loss)	$(73,914)	$(53,783)	$(13,648)	$(36,385)	$103,816	$(73,914)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended March 25, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$140,548	$249,988	$126,375	$903,046	$(390,156)	$1,029,801
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,932	82,100	—	92,032
Operating expenses	5,351	167,068	45,805	608,940	(390,156)	437,008
Selling, general and administrative	7,963	83,355	11,151	35,026	—	137,495
Depreciation and amortization	36,864	45	17,290	69,662	—	123,861
(Gain) loss on impairment / retirement of fixed assets, net	876	—	(51)	1,636	—	2,461
	51,054	250,468	84,127	797,364	(390,156)	792,857
Operating income (loss)	89,494	(480)	42,248	105,682	—	236,944
Interest expense, net	72,309	19,090	50,897	488	—	142,784
Net effect of swaps	(10,940)	(243)	(4,793)	—	—	(15,976)
Unrealized / realized foreign currency loss	—	—	8,605	—	—	8,605
Other (income) expense	716	(9,542)	1,708	7,084	—	(34)
(Income) loss from investment in affiliates	(73,688)	(24,969)	(9,880)	25,725	82,812	—
Income (loss) before taxes from continuing operations	101,097	15,184	(4,289)	72,385	(82,812)	101,565
Provision (benefit) for taxes	9,429	(25,950)	4,332	22,086	—	9,897
Net income (loss)	$91,668	$41,134	$(8,621)	$50,299	$(82,812)	$91,668
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,050	—	1,050	—	(1,050)	1,050
Unrealized income (loss) on cash flow hedging derivatives	(7,958)	(9,638)	254	—	9,384	(7,958)
Other comprehensive income (loss), (net of tax)	(6,908)	(9,638)	1,304	—	8,334	(6,908)
Total Comprehensive Income (Loss)	$84,760	$31,496	$(7,317)	$50,299	$(74,478)	$84,760

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,215	$245,319	$113,504	$863,240	$(381,133)	$977,145
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,921	77,929	—	86,850
Operating expenses	5,628	165,022	42,449	581,812	(381,133)	413,778
Selling, general and administrative	13,525	77,263	11,006	35,771	—	137,565
Depreciation and amortization	35,565	95	16,205	74,832	—	126,697
Loss on impairment of goodwill and other intangibles	—	—	—	2,293	—	2,293
Loss on impairment / retirement of fixed assets, net	928	—	20	62,000	—	62,948
	55,646	242,380	78,601	834,637	(381,133)	830,131
Operating income	80,569	2,939	34,903	28,603	—	147,014
Interest expense, net	92,243	27,472	39,688	1,180	—	160,583
Net effect of swaps	3,622	1,293	7,591	—	—	12,506
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency (gain)	—	(3,079)	(24,349)	—	—	(27,428)
Other (income) expense	1,739	(5,996)	2,649	2,597	—	989
Loss from investment in affiliates	26,470	22,043	4,922	12,522	(65,957)	—
Income (loss) before taxes from continuing operations	(68,336)	(38,794)	(6,056)	12,304	65,957	(34,925)
Provision for taxes	7,990	18,290	6,533	8,588	—	41,401
Net income (loss)	$(76,326)	$(57,084)	$(12,589)	$3,716	$65,957	$(76,326)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(8,818)	—	(8,818)	—	8,818	(8,818)
Unrealized income on cash flow hedging derivatives	59,730	2,275	8,051	—	(10,326)	59,730
Other comprehensive income (loss), (net of tax)	50,912	2,275	(767)	—	(1,508)	50,912
Total Comprehensive Income (Loss)	$(25,414)	$(54,809)	$(13,356)	$3,716	$64,449	$(25,414)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(176,434)	$18,220	$(37,239)	$(6,627)	$120,148	$(81,932)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	54,033	52,300	2,208	11,607	(120,148)	—
Capital expenditures	(8,374)	—	(7,125)	(11,969)	—	(27,468)
Net cash from (for) investing activities	45,659	52,300	(4,917)	(362)	(120,148)	(27,468)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	153,000	—	2,004	—	—	155,004
Derivative settlement	—	—	(50,450)	—		(50,450)
Intercompany (payments) receipts	—	(10,320)	—	10,320	—	—
Distributions (paid) received	(22,225)	74	—	—	—	(22,151)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	48	—	—	—	48
Excess tax benefit from unit-based compensation expense	—	(437)	—	—	—	(437)
Net cash from (for) financing activities	130,775	(70,635)	11,554	10,320	—	82,014
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(819)	—	—	(819)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(115)	(31,421)	3,331	—	(28,205)
Balance, beginning of period	—	512	31,540	3,472	—	35,524
Balance, end of period	$—	$397	$119	$6,803	$—	$7,319

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(148,150)	$(49,712)	$(3,276)	$(5,672)	$122,527	$(84,283)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	61,895	47,702	(460)	13,390	(122,527)	—
Capital expenditures	(9,563)	—	(4,029)	(6,711)	—	(20,303)
Net cash from (for) investing activities	52,332	47,702	(4,489)	6,679	(122,527)	(20,303)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	98,800	—	5,114	—	—	103,914
Term debt borrowings	13,246	9,358	334	—	—	22,938
Distributions (paid) received	(4,445)	17	—	—	—	(4,428)
Payment of debt issuance costs	(11,783)	(8,332)	(375)	—	—	(20,490)
Net cash from financing activities	95,818	1,043	5,073	—	—	101,934
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	142	—	—	142
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(967)	(2,550)	1,007	—	(2,510)
Balance, beginning of period	—	1,461	6,943	1,361	—	9,765
Balance, end of period	$—	$494	$4,393	$2,368	$—	$7,255

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 25, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$121,724	$(81,587)	$17,677	$186,442	$(23,727)	$220,529
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(24,888)	(14,659)	(2,449)	18,269	23,727	—
Capital expenditures	(40,662)	—	(22,440)	(34,253)	—	(97,355)
Net cash from (for) investing activities	(65,550)	(14,659)	(24,889)	(15,984)	23,727	(97,355)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	31,000	—	(3,110)	—	—	27,890
Intercompany term debt (payments) receipts	—	166,023	—	(166,023)	—	—
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Distributions (paid) received	(73,343)	273	—	—	—	(73,070)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Exercise of limited partnership unit options	—	53	—	—	—	53
Excess tax benefit from unit-based compensation	—	(437)	—	—	—	(437)
Net cash from (for) financing activities	(56,174)	96,149	5,411	(166,023)	—	(120,637)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,473)	—	—	(2,473)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(97)	(4,274)	4,435	—	64
Balance, beginning of period	—	494	4,393	2,368	—	7,255
Balance, end of period	$—	$397	$119	$6,803	$—	$7,319

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 27, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$29,032	$(69,646)	$3,838	$16,315	$189,776	$169,315
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	63,939	227,594	(115,594)	13,837	(189,776)	—
Capital expenditures	(28,185)	—	(10,149)	(28,730)	—	(67,064)
Net cash from (for) investing activities	35,754	227,594	(125,743)	(14,893)	(189,776)	(67,064)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit	(94,000)	—	5,113	—	—	(88,887)
Term debt borrowings	693,247	489,357	15,334	—	—	1,197,938
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	699,625	(696,875)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,311,464)	(7,327)	(208,099)	—	—	(1,526,890)
Distributions (paid) received	(18,335)	74	—	—	—	(18,261)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(33,859)	(19,608)	(10,287)	—	—	(63,754)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(64,786)	(159,125)	126,197	(2,750)	—	(100,464)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	94	—	—	94
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(1,177)	4,386	(1,328)	—	1,881
Balance, beginning of period	—	1,671	7	3,696	—	5,374
Balance, end of period	$—	$494	$4,393	$2,368	$—	$7,255

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
Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:

•Property and Equipment

•Impairment of Long-Lived Assets

•Goodwill and Other Intangible Assets

•Self-Insurance Reserves

•Derivative Financial Instruments

•Revenue Recognition

•	Income Taxes
In the first quarter of 2012, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and twelve-month periods ended March 25, 2012 and March 27, 2011.

	Three months ended		Twelve months ended
	3/25/2012	3/27/2011	3/25/2012	3/27/2011
	(In thousands )
Net income (loss)	$(65,182)	$(84,692)	$91,668	$(76,326)
Interest expense	26,803	41,112	142,876	161,783
Interest income	(16)	(81)	(92)	(1,200)
Provision (benefit) for taxes	(21,539)	(19,599)	9,897	41,401
Depreciation and amortization	3,846	3,790	123,861	126,697
EBITDA	(56,088)	(59,470)	368,210	252,355
Loss on early extinguishment of debt	—	—	—	35,289
Net effect of swaps	(970)	1,887	(15,976)	12,506
Unrealized foreign currency (gain) loss on Notes	(8,249)	(6,921)	8,502	(24,385)
Non-cash equity expense (income)	1,700	(228)	1,689	(307)
Loss on impairment of goodwill and other intangibles	—	—	—	2,293
Loss on impairment/retirement of fixed assets, net	92	196	2,461	62,948
Terminated merger costs	—	989	230	6,550
Refinancing costs	—	—	(34)	989
Other non-recurring items (as defined)	1,721	4,424	6,823	4,424
Adjusted EBITDA (1)	$(61,794)	$(59,123)	$371,905	$352,662

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
The following table presents key financial information for the three months ended March 25, 2012 and March 27, 2011:

	Three months ended	Three months ended	Increase (Decrease)
	3/25/2012	3/27/2011	$	%
	(Amounts in thousands)

Net revenues	$28,198	$26,869	$1,329	4.9%
Operating costs and expenses	93,356	90,155	3,201	3.6%
Depreciation and amortization	3,846	3,790	56	1.5%
Loss on impairment / retirement of fixed assets	92	196	(104)	N/M
Operating loss	$(69,096)	$(67,272)	$(1,824)	2.7%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$(61,794)	$(59,123)	$(2,671)	4.5%

For the quarter ended March 25, 2012, net revenues increased 5% to $28.2 million from $26.9 million for the first quarter of 2011. The increase between periods was primarily due to the strong performance in both attendance and per-capita spending at Knott's Berry Farm, the company's only year-round property, compared with its first quarter results in 2011. At the end of the first quarter, only three of our 17 properties were in operation. The other parks, including our larger parks, Cedar Point and Kings Island located in Ohio and Canada's Wonderland in Toronto, were in the final stages of preparing to open for the 2012 operating season.

Operating costs and expenses for the quarter increased $3.2 million to $93.4 million from $90.2 million in 2011 and were in line with expectations. Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at the Company’s seasonal amusement and water parks, and daily operations at Knott’s Berry Farm and Castaway Bay. The increase in first-quarter costs reflects a $6.2 million increase in operating expenses and a $3.0 million decrease in selling, general and administrative (SG&A) expenses. The cost of food, merchandise and games revenues remained substantially unchanged. Operating expenses increased due to several factors. First, due to mild weather across all properties during the quarter, we were able to accelerate pre-opening maintenance projects into the first quarter, increasing year-over-year expense by approximately $1.8 million. During the first quarter, we had an increase of approximately $2.7 million of public liability and workers compensation expense due to the settlement of a claim and an increase in our reserves based on management's estimates of future claims. Finally, employment related costs increased approximately $1.7 million due to overall increases in non-recurring severance payments, an increase in wage expense related to normal merit increases, and equity based compensation resulting from unit market price increases. SG&A expenses decreased approximately $3.0 million compared to the first quarter of 2011 due primarily to a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests slightly offset by incremental increases in costs to support 2012 initiatives including a new e-commerce platform and general infrastructure improvements.

Interest expense for the first quarter of 2012 was $26.8 million, representing a $14.3 million decrease compared to the first quarter of 2011, primarily due to an approximate 300 basis point (bp) reduction in effective interest rates. The reduction in rates relates to derivatives with average effective interest rates of 5.62%, which matured in the fourth quarter of 2011, being replaced with derivatives with an average cost of 2.6%.

During the first quarter of 2012, the net effect of our swaps increased $2.9 million to a non-cash benefit to earnings of $1.0 million, reflecting the regularly scheduled amortization of amounts in AOCI related to interest rate swaps, as well as gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the first quarter of 2012, we also recognized an $8.2 million net benefit to earnings for unrealized/realized foreign currency gains and losses, $7.6 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

During the quarter, a benefit for taxes of $21.5 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a benefit for taxes of $19.6 million in the same period a year ago. Actual cash taxes paid or payable are estimated to be between $10-$12 million for the 2012 calendar year.

After interest expense and the provision for taxes, net loss for the quarter totaled $65.2 million, or $1.18 per diluted limited partner unit, compared with net loss of $84.7 million, or $1.53 per diluted limited partner unit, for the first quarter a year ago. The net loss decrease is due to the favorable operating performance and lower interest expense resulting from an overall improvement in our average cost of borrowings.

Twelve Months Ended March 25, 2012 -

The following table presents key financial information for the twelve months ended March 25, 2012 and March 27, 2011:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	3/25/2012	3/27/2011	$	%
	(Amounts in thousands)
Net revenues	$1,029,801	$977,145	$52,656	5.4%
Operating costs and expenses	666,535	638,193	28,342	4.4%
Depreciation and amortization	123,861	126,697	(2,836)	(2.2)%
Loss on impairment of goodwill and other intangibles	—	2,293	(2,293)	N/M
Loss on impairment/retirement of fixed assets	2,461	62,948	(60,487)	N/M
Operating income	$236,944	$147,014	$89,930	61.2%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$371,905	$352,662	$19,243	5.5%
Adjusted EBITDA margin	36.1%	36.1%	—	—%

Net revenues totaled $1,029.8 million for the twelve months ended March 25, 2012, increasing $52.7 million, from $977.1 million for the trailing twelve months ended March 27, 2011. The increase in revenues between periods was primarily due to improved attendance during the 2011 season, which is included in the current twelve-month period, compared to attendance from the 2010 season, which is included in the twelve months ended March 27, 2011. The improved attendance for 2011 compared to 2010 was largely due to increases in season-pass visits. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a significant increase in the number of season passes sold. The increase in revenues also reflects an increase in occupancy and average-daily-room rates at most of our hotel properties. The increase in revenues for period-over-period also reflects the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $7.4 million) during twelve month period ended March 25, 2012.

When comparing the two twelve-month periods, operating costs and expenses increased $28.3 million, or 4%, to $666.5 million from $638.2 million for the same period a year ago. The increase in operating costs and expenses was the net result of a $5.2 million increase in cost of goods sold, a $23.3 million increase in operating expenses slightly offset by a less than $0.1 million decrease in selling, general and administrative costs. The increase in operating expenses is primarily attributable to higher wages of $13 million, $6 million of higher maintenance costs, $3 million in higher insurance costs, and $1 million of higher operating supply costs. The increase in wages is largely due to increased seasonal labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in insurance costs was the result of a claim settlement in the first quarter of 2012 and increases in our reserves based on future estimated claim liabilities. Higher operating supply costs related primarily to an increase in attendance over the past year. The increase in selling, general and administrative costs reflects $1.5 million in costs related primarily to the launching of several new revenue driven initiatives for the 2012 season, as well as a $1.5 million increase in advertising expense as we transition to a new advertising agency. More than offsetting these cost increases was a decrease of $3.9 million in litigation expenses and costs for SEC compliance matters related to Special Meeting requests. The overall increase in costs and expenses also reflects the negative impact of exchange rates on our Canadian operations ($2.4 million) during the period ending March 25, 2012.

Depreciation and amortization expense for the trailing-twelve-month periods decreased $2.8 million between years, resulting primarily from the impairment charge taken on the fixed assets of California's Great America at the end of 2010. During the twelve month period ended March 25, 2012, we recognized $2.5 million in non-cash charges for the retirement of assets in the normal course of business. This compares to a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Additionally, non-cash charges of $1.4 million and $0.9 million were recorded during the second and fourth quarters of 2010, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the twelve months ended March 25, 2012 increased $89.9 million to $236.9 million compared with $147.0 million for the same period a year ago.

Interest expense for the twelve month period ended March 25, 2012 decreased $18.9 million to $142.9 million from $161.8 million for the prior twelve month period ended March 27, 2011, primarily due to a decrease in effective interest from our derivative contracts. This decrease in expense was due to a decline in rates on our derivatives during the fourth quarter of 2011, as $1.0 billion of derivatives matured and were replaced by derivatives with lower effective interest rates by approximately 300 bps.

The net effect of our swaps during the period was a non-cash benefit to earnings of $16.0 million, representing an increase of $28.5 million from the same period ended March 27, 2011. This non-cash benefit reflects gains from marking the ineffective and de-designated swaps to market, offset somewhat by the regularly scheduled amortization of amounts in AOCI related to the swaps and foreign currency losses related to the U.S.-dollar denominated Canadian term loan in the current twelve month period. During the last twelve-month period, we also recognized a $8.6 million net charge to earnings for unrealized/realized foreign currency gains and losses, $8.1 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated notes issued in July 2010 and held at our Canadian property.

A provision for taxes of $9.9 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries during the twelve-month period ended March 25, 2012, compared with a provision for taxes of $41.4 million during the same twelve-month period a year ago. The variation in the tax provision recorded between periods is due primarily to the lower estimated annual effective tax rate for the twelve month period ending March 25, 2012.

After interest expense and the provision for taxes, net income for the twelve months ended March 25, 2012 was $91.7 million, or $1.64 per diluted limited partner unit, compared with a net loss of $76.3 million, or ($1.38) per diluted limited partner unit, for the twelve months ended March 27, 2011.

For the twelve-month period ended March 25, 2012, Adjusted EBITDA increased $19.3 million, or 6%, to $372.0 million, primarily the result of the revenue growth between years driven by the increase in attendance and strong 2011 operating performance, offset somewhat by incremental operating costs associated with the higher attendance and new operating initiatives for 2012. For both the twelve month periods ended March 25, 2012 and twelve month period ending March 27, 2011, Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) remained consistent at 36.1%. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see page 28.
Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2012 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.7 at March 25, 2012 reflects the impact of our seasonal business. Receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount (OID) to yield 9.375%. Concurrently with this offering, we entered into a new $1,435 million credit agreement (the "2010 Credit Agreement"), which included a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under our previous credit facilities.

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
As the result of an optional $18.0 million debt prepayment made in August 2011, we have no scheduled amortizing term-debt principal payments due within the next twelve months, but we are required to make a prepayment due to the Excess Cash Flow ("ECF") provision in the Amended 2010 Credit Agreement based on our Senior Secured Leverage Ratio as of December 31, 2011. As a result of the ECF computation and as described in the mandatory debt repayment section of the debt agreement, the mandatory prepayment is $15.9 million and must be made by June 30, 2012. The amount due is recorded on the Condensed Consolidated Balance Sheet in "Current maturities of long-term debt."
At the end of the quarter, we had a total of $1,156.1 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $400.4 million of fixed-rate debt (including OID), $155.0 million outstanding borrowings under our revolving credit facility, and cash on hand of $7.3 million. After letters of credit, which totaled $16.5 million at March 25, 2012, we had $88.5 million of available borrowings under the revolving credit facility under the Amended 2010 Credit Agreement.
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
In order to maintain fixed interest costs on a portion of our domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 we entered into several interest rate swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to our credit agreement, the LIBOR floor on the term loan portion of our credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the September 2010 swaps as of the end of February 2011.
In order to monetize the difference in the LIBOR floors, in March 2011 we entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which have been jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.46%.
In May 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at March 25, 2012 was a liability of $32.3 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.

The following table presents our September 2010 swaps, March 2011 swaps, and May 2011 swaps, which became effective on October 1, 2011 and mature December 15, 2015, along with their notional amounts and their effective fixed interest rates.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%
In 2006, we entered into several fixed-rate interest rate swap agreements totaling $1.0 billion. The weighted average fixed-LIBOR rate on these interest rate swaps, which matured on October 1, 2011, was 5.6%. Based upon our scheduled quarterly regression analysis testing of the effectiveness for the accounting treatment of these swaps, as well as changes in the forward interest rate yield curves used in that testing, the swaps were deemed to be ineffective beginning in October 2009 and continued to be deemed ineffective through their maturity. This resulted in the swaps not qualifying for hedge accounting during the fourth quarter of 2009 and through 2010 and the first three quarters of 2011.
In 2007, we entered into two cross-currency swap agreements, which matured in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer matched. Because of the mismatch of the notional amounts, we determined the swaps were no longer highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009.
Based on the change in currency exchange rates from the time we originally entered into the cross-currency swap agreements in 2007, the termination liability of the swaps had increased steadily over time. In order to protect ourselves from further downside risk to the swaps' termination value, in May 2011 we entered into several foreign currency swap agreements to fix the exchange rate on 50% of the liability. In July 2011, we fixed the exchange rate on another 25% of the swap liability, leaving only 25% exposed to further fluctuations in currency exchange rates. In February 2012, these swap agreements were settled for $50.5 million.
In addition to other covenants and provisions, including those discussed below, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of March 25, 2012, we were in compliance with this requirement.

The following table presents fixed-rate swaps that matured on October 1, 2011. The table also presents our cross-currency swaps that matured on February 15, 2012 and their notional amounts and interest rates as of their maturity date.

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Interest Rate
	$200,000	5.64%	$255,000	7.31%
	200,000	5.64%	150	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$255,150	7.31%

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the first quarter of 2012, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Based on our trailing-twelve-month results ending March 25, 2012, our Consolidated Leverage Ratio was 4.19x, providing $112.5 million of EBITDA cushion on the ratio at the end of the first quarter. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of March 25, 2012.
The Amended 2010 Credit Agreement also includes provisions that allowed us to make restricted payments of up to $60 million in 2011 and up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Beginning in 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x, measured on a trailing-twelve-month quarterly basis.
The terms of the indenture governing our notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2012 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on February 21, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, which was paid on March 15, 2012, and on May 3, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, payable June 15, 2012. We expect to pay $1.60 per limited partner unit in distributions for the calendar year 2012.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.5 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 25, 2012. We have no other significant off-balance sheet financing arrangements.

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
After considering the impact of interest rate swap agreements, approximately $1.2 billion of our outstanding long-term debt represents fixed-rate debt and approximately $511.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $51 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to an increase of approximately $5.1 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.6 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 25, 2012, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2012 first-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed. In March of 2012 Mr Falfas and the Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio. The Court of Appeals has requested that parties participate in mediation which is scheduled for May 7, 2012. The Partnership believes the liability recorded as of March 25, 2012 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 4, 2012	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	May 4, 2012	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes