Form 10-Q
period 2012-07-01
CEDAR FAIR L P
filed 2012-08-10
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2012
Units Representing Limited Partner Interests	55,517,403

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	7/1/2012	12/31/2011	6/26/2011
ASSETS
Current Assets:
Cash and cash equivalents	$35,929	$35,524	$35,679
Receivables	42,953	7,611	27,436
Inventories	51,236	33,069	52,264
Current deferred tax asset	10,345	10,345	12,867
Prepaid advertising	16,250	812	5,811
Income tax refundable	10,083	—	—
Other current assets	9,339	11,154	8,077
	176,135	98,515	142,134
Property and Equipment:
Land	312,460	312,859	310,557
Land improvements	349,709	333,423	335,696
Buildings	580,702	579,136	577,069
Rides and equipment	1,492,902	1,423,370	1,443,907
Construction in progress	5,490	33,892	10,115
	2,741,263	2,682,680	2,677,344
Less accumulated depreciation	(1,111,530)	(1,063,188)	(1,010,392)
	1,629,733	1,619,492	1,666,952
Goodwill	243,239	243,490	247,500
Other Intangibles, net	40,249	40,273	40,819
Other Assets	52,542	54,188	58,906
	$2,141,898	$2,055,958	$2,156,311
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$15,921	$11,800
Accounts payable	38,292	12,856	43,240
Deferred revenue	108,467	29,594	95,734
Accrued interest	16,029	15,762	23,870
Accrued taxes	10,740	16,008	6,703
Accrued salaries, wages and benefits	37,709	33,388	28,379
Self-insurance reserves	23,198	21,243	21,947
Current derivative liability	—	50,772	77,573
Other accrued liabilities	8,652	7,899	12,061
	243,087	203,443	321,307
Deferred Tax Liability	137,288	133,767	128,203
Derivative Liability	35,146	32,400	16,750
Other Liabilities	7,121	4,090	3,963
Long-Term Debt:
Revolving credit loans	111,000	—	85,000
Term debt	1,140,100	1,140,179	1,165,250
Notes	400,647	400,279	399,756
	1,651,747	1,540,458	1,650,006
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	—	(2)
Limited partners, 55,517, 55,346 and 55,346 units outstanding at July 1, 2012, December 31, 2011 and June 26, 2011, respectively	93,946	165,518	59,400
Accumulated other comprehensive loss	(31,727)	(29,008)	(28,606)
	67,509	141,800	36,082
	$2,141,898	$2,055,958	$2,156,311

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	7/1/2012	6/26/2011	7/1/2012	6/26/2011	7/1/2012	6/26/2011
Net revenues:
Admissions	$201,866	$160,619	$213,536	$171,231	$638,347	$572,522
Food, merchandise and games	121,335	103,989	133,867	115,771	367,532	340,365
Accommodations and other	34,405	19,882	38,401	24,357	97,038	73,161
	357,606	284,490	385,804	311,359	1,102,917	986,048
Costs and expenses:
Cost of food, merchandise and games revenues	32,486	27,111	36,573	31,223	97,407	87,611
Operating expenses	146,236	124,978	217,521	190,106	458,266	417,817
Selling, general and administrative	44,511	37,233	62,495	58,148	144,773	129,657
Depreciation and amortization	48,330	43,385	52,409	47,409	130,837	127,508
Loss on impairment of goodwill and other intangibles	—	—	—	—	—	903
(Gain) loss on impairment / retirement of fixed assets, net	(862)	—	(770)	196	1,599	62,948
	270,701	232,707	368,228	327,082	832,882	826,444
Operating income (loss)	86,905	51,783	17,576	(15,723)	270,035	159,604
Interest expense	30,236	42,185	57,039	83,297	130,927	171,183
Net effect of swaps	(173)	(1,432)	(1,143)	455	(14,717)	9,040
Loss on early debt extinguishment	—	—	—	—	—	35,289
Unrealized/realized foreign currency (gain) loss	9,301	3,043	1,109	(3,845)	14,863	(24,404)
Other (income) expense	(2)	177	(18)	1,085	(305)	(31)
Income (loss) before taxes	47,543	7,810	(39,411)	(96,715)	139,267	(31,473)
Provision (benefit) for taxes	11,221	3,528	(10,318)	(16,071)	16,970	37,418
Net income (loss)	36,322	4,282	(29,093)	(80,644)	122,297	(68,891)
Net income (loss) allocated to general partner	1	—	—	(1)	2	(1)
Net income (loss) allocated to limited partners	$36,321	$4,282	$(29,093)	$(80,643)	$122,295	$(68,890)

Net income (loss)	$36,322	$4,282	$(29,093)	$(80,644)	$122,297	$(68,891)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	481	798	(688)	(488)	733	(7,567)
Unrealized income (loss) on cash flow hedging derivatives	(2,370)	(6,474)	(2,031)	5,590	(3,854)	40,528
Other comprehensive income (loss), (net of tax)	(1,889)	(5,676)	(2,719)	5,102	(3,121)	32,961
Total comprehensive income (loss)	$34,433	$(1,394)	$(31,812)	$(75,542)	$119,176	$(35,930)
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,481	55,346	55,433	55,341	55,389	55,338
Net income (loss) per limited partner unit	$0.65	$0.08	$(0.52)	$(1.46)	$2.21	$(1.24)
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,818	55,825	55,433	55,341	55,844	55,338
Net income (loss) per limited partner unit	$0.65	$0.08	$(0.52)	$(1.46)	$2.19	$(1.24)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE SIX MONTHS ENDED JULY 1, 2012
(In thousands)

Six months ended
7/1/12
Limited Partnership Units Outstanding
Beginning balance	55,346
Limited partnership unit options exercised	13
Issuance of limited partnership units as compensation	158
55,517
Limited Partners’ Equity
Beginning balance	$165,518
Net loss	(29,093)
Partnership distribution declared ($0.80 per limited partnership unit)	(44,358)
Expense recognized for limited partnership unit options	157
Tax effect of units involved in option exercises and treasury unit transactions	(438)
Issuance of limited partnership units as compensation	2,160
93,946
General Partner’s Equity
Beginning balance	—
Net loss	—
—
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(3,120)
Current period activity, net of tax $395	(688)
(3,808)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,888)
Current period activity, net of tax $156	(2,031)
(27,919)
(31,727)
Total Partners’ Equity	$67,509

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended		Twelve months ended
	7/1/2012	6/26/2011	7/1/2012	6/26/2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(29,093)	(80,644)	$122,297	$(68,891)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	52,409	47,409	130,837	127,508
Loss on early extinguishment of debt	—	—	—	35,289
Loss on impairment of goodwill and other intangibles	—	—	—	903
(Gain) loss on impairment / retirement of fixed assets, net	(770)	196	1,599	62,948
Net effect of swaps	(1,143)	455	(14,717)	9,040
Non-cash (income) expense	8,810	626	31,513	(15,118)
Net change in working capital	30,399	71,694	(26,135)	82,747
Net change in other assets/liabilities	3,993	(13,873)	11,521	(24,804)
Net cash from operating activities	64,605	25,863	256,915	209,622
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	1,173	—	1,173	—
Capital expenditures	(64,880)	(51,685)	(103,385)	(70,130)
Net cash for investing activities	(63,707)	(51,685)	(102,212)	(70,130)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	111,000	61,800	26,000	(112,000)
Term debt borrowings	—	22,938	—	1,197,938
Note borrowings	—	—	—	399,383
Derivative settlement	(50,450)	—	(50,450)	—
Term debt payments, including early termination penalties	(16,000)	(2,950)	(36,950)	(1,525,954)
Distributions paid to partners	(44,358)	(9,962)	(89,742)	(23,796)
Exercise of limited partnership unit options	47	—	53	7
Payment of debt issuance costs	—	(20,488)	(723)	(63,754)
Excess tax benefit from unit-based compensation expense	(438)	—	(438)	—
Net cash from (for) financing activities	(199)	51,338	(152,250)	(128,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(294)	398	(2,203)	433
CASH AND CASH EQUIVALENTS
Net increase for the period	405	25,914	250	11,749
Balance, beginning of period	35,524	9,765	35,679	23,930
Balance, end of period	$35,929	$35,679	$35,929	$35,679
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$52,617	$76,252	$129,692	$149,749
Interest capitalized	1,826	794	2,867	993
Cash payments for income taxes	2,204	1,030	7,309	10,567
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JULY 1, 2012 AND JUNE 26, 2011
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended July 1, 2012 and June 26, 2011 to accompany the quarterly results. Because amounts for the fiscal twelve months ended July 1, 2012 include actual 2011 season operating results, they may not be indicative of 2012 full calendar year operations. Additionally, the three, six and twelve month fiscal periods for 2012 include an additional week of operations compared with the three, six and twelve month periods for 2011.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended July 1, 2012 and June 26, 2011 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2011, which were included in the Form 10-K filed on February 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the Paramount Parks (PPI) acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the condensed consolidated statement of operations. There has been no subsequent impairment on these assets.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows an entity the option to first assess qualitatively whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The revised standard is effective for annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. We do not anticipate this guidance having a material impact on the Partnership's consolidated financial statements.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended July 1, 2012 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2011	$323,358	$(79,868)	$243,490
Foreign currency translation	(251)	—	(251)
July 1, 2012	$323,107	$(79,868)	$243,239

At July 1, 2012, December 31, 2011, and June 26, 2011 the Partnership’s other intangible assets consisted of the following:

July 1, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,799	$—	$39,799
License / franchise agreements	790	340	450
Total other intangible assets	$40,589	$340	$40,249

December 31, 2011
(In thousands)
Other intangible assets:
Trade names	$39,835	$—	$39,835
License / franchise agreements	760	322	438
Total other intangible assets	$40,595	$322	$40,273

June 26, 2011
(In thousands)
Other intangible assets:
Trade names	$40,403	$—	$40,403
License / franchise agreements	716	300	416
Non-compete agreements	200	200	—
Total other intangible assets	$41,319	$500	$40,819
Amortization expense of other intangible assets for the six months ended July 1, 2012 and June 26, 2011 was $18,000 and $36,000, respectively. The estimated amortization expense for the remainder of 2012 is $20,000. Estimated amortization expense is expected to total less than $50,000 in each year from 2012 through 2015.

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

In February 2011, the Partnership amended the 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan, which amortizes at $11.8 million per year beginning in 2011, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. In May 2012, the Partnership prepaid $16.0 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment, as well as the August 2011 $18.0 million debt prepayment, the Partnership has no scheduled term-debt principal payments until the second quarter of 2014.

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

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio which is measured on a trailing-twelve month quarterly basis. The Consolidated Leverage Ratio is set at 6.0x consolidated total debt- (excluding the revolving debt) to-Consolidated EBITDA and will remain at that level through the end of the third quarter in 2013, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. As of July 1, 2012, the Partnership’s Consolidated Leverage Ratio was 3.75x, providing $154.2 million of consolidated EBITDA cushion on the ratio as of the end of the second quarter. The Partnership was in compliance with all other covenants under the Amended 2010 Credit Agreement as of July 1, 2012.

The Amended 2010 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $20 million annually, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments in 2012 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.

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
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in accumulated other comprehensive income (AOCI) through the date of de-designation are being amortized through December 2015, to a balance of $3.9 million to offset the change in fair value during the period of de-designation as discussed below. Of the $6.3 million remaining in AOCI as of July 1, 2012, $2.4 million has yet to be amortized.

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
The fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 swaps at July 1, 2012 was a liability of $35.1 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
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
Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		July 1, 2012	December 31, 2011	June 26, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Current derivative liability	$—	$—	$(20,193)
Interest rate swaps	Derivative Liability	(35,146)	(32,400)	(16,750)
Total derivatives designated as hedging instruments		$(35,146)	$(32,400)	$(36,943)
Derivatives not designated as hedging instruments:
Foreign currency swaps	Current derivative liability	$—	$(13,155)	$(4,273)
Cross-currency swaps	Current derivative liability	—	(37,617)	(53,107)
Total derivatives not designated as hedging instruments		$—	$(50,772)	$(57,380)
Net derivative liability		$(35,146)	$(83,172)	$(94,323)

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended July 1, 2012 and June 26, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	7/1/12	6/26/11		7/1/12	6/26/11		7/1/12	6/26/11
Interest rate swaps	$(2,866)	$(20,558)	Interest Expense	$(3,221)	$—	Net effect of swaps	$—	$13,300
Total	$(2,866)	$(20,558)		$(3,221)	$—		$—	$13,300

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		7/1/12	6/26/11
Cross-currency swaps (1)	Net effect of swaps	$—	$3,772
Foreign currency swaps	Net effect of swaps	—	(4,306)
		$—	$(534)

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
During the quarter ended July 1, 2012, $0.2 million of income representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of this amortization resulted in a benefit to earnings of $0.2 million recorded in “Net effect of swaps.”

For the three-month period ended June 26, 2011, in addition to the $12.8 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $11.3 million of expense representing the amortization of amounts in AOCI for the swaps and $0.1 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $1.4 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the six-month periods ended July 1, 2012 and June 26, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended	Six months ended		Six months ended	Six months ended		Six months ended	Six months ended
	7/1/12	6/26/11		7/1/12	6/26/11		7/1/12	6/26/11
Interest rate swaps	$(2,746)	$(19,703)	Interest Expense	$(6,014)	$—	Net effect of swaps	$—	$27,794
Total	$(2,746)	$(19,703)		$(6,014)	$—		$—	$27,794

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended	Six months ended
		7/1/12	6/26/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	(4,999)	1,960
Foreign currency swaps	Net effect of swaps	6,278	(4,306)
		$1,279	$(5,688)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
For the six-month period ended July 1, 2012, in addition to the $1.3 million of net gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $0.4 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the period related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a benefit to earnings for the period of $1.1 million recorded in “Net effect of swaps.”

For the six-month period ended June 26, 2011, in addition to the $22.1 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $22.8 million of expense representing the amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the period related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings of $0.5 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended July 1, 2012 and June 26, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	7/1/12	6/26/11		7/1/12	6/26/11		7/1/12	6/26/11
Interest rate swaps	$(18,396)	$(13,409)	Interest Expense	$(9,037)	$—	Net effect of swaps	$20,193	$48,168

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		7/1/12	6/26/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	9,139	(3,597)
Foreign currency swaps	Net effect of swaps	(3,081)	(4,306)
		$6,058	$(11,245)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $26.3 million of gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $11.3 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.3 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended July 1, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $14.7 million recorded in “Net effect of swaps.”
For the twelve month period ending June 26, 2011, in addition to the $36.9 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $46.4 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.5 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended June 26, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $9.0 million recorded in “Net effect of swaps.” For the period, an additional $9.5 million of amortization of amounts in AOCI for the cross-currency swaps was recorded as a charge to earnings in "Loss on early extinguishment of debt" in the condensed consolidated statements of operations as a result of the debt refinancing and the reduction of the majority of the U.S. dollar denominated Canadian term loan.
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

The table below presents the balances of assets and liabilities measured at fair value as of July 1, 2012, December 31, 2011, and June 26, 2011 on a recurring basis:

	Total	Level 1	Level 2	Level 3
July 1, 2012
(In thousands)
Interest rate swap agreements (1)	$(35,146)	$—	$(35,146)	$—
Net derivative liability	$(35,146)	$—	$(35,146)	$—

December 31, 2011
Interest rate swap agreements (1)	$(32,400)	$—	$(32,400)	$—
Cross-currency swap agreements (2)	(37,617)	—	(37,617)	—
Foreign currency swap agreements (2)	(13,155)	—	(13,155)	—
Net derivative liability	$(83,172)	$—	$(83,172)	$—

June 26, 2011
Interest rate swap agreements (1)	$(16,750)	$—	$(16,750)	$—
Interest rate swap agreements (2)	(20,193)	—	(20,193)	—
Cross-currency swap agreements (2)	(53,107)	—	(53,107)	—
Foreign currency swap agreements (2)	(4,273)	—	(4,273)	—
Net derivative liability	$(94,323)	$—	$(94,323)	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet

Fair values of the interest rate, cross-currency and foreign currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $1.1 million as of July 1, 2012.
There were no assets measured at fair value on a non-recurring basis at July 1, 2012, December 31, 2011, or June 26, 2011.

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

After completing its 2010 annual review of indefinite-lived intangibles for impairment, the Partnership concluded that a portion of trade-names originally recorded with the PPI acquisition were impaired. As a result, the Partnership recognized approximately $0.9 million of trade-name impairment during the fourth quarter of 2010. A relief-from-royalty model is used to determine whether the fair value of trade-names exceeds their carrying amount. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name.
The fair value of term debt at July 1, 2012 was approximately $1,143.6 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at July 1, 2012 was approximately $360.7 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities. The fair value of the term debt and notes were based on Level 2 inputs.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	7/1/2012	6/26/2011	7/1/2012	6/26/2011	7/1/2012	6/26/2011
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,481	55,346	55,433	55,341	55,389	55,338
Effect of dilutive units:
Unit options	2	—	—	—	3	—
Phantom units	335	479	—	—	452	—
Diluted weighted average units outstanding	55,818	55,825	55,433	55,341	55,844	55,338
Net income (loss) per unit - basic	$0.65	$0.08	$(0.52)	$(1.46)	$2.21	$(1.24)
Net income (loss) per unit - diluted	$0.65	$0.08	$(0.52)	$(1.46)	$2.19	$(1.24)

The effect of unit options on the three, six and twelve months ended July 1, 2012, had they not been out of the money or antidilutive, would have been 66,000, 31,000 and 41,500 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, six and twelve months ended June 26, 2011, had they not been out of the money or antidilutive, would have been 55,000, 71,000 and 212,000 units, respectively.

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

During the second quarter of 2012 the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada and recorded a corresponding $1.8 million income tax provision.  During the first quarter the Partnership accrued $1.0 million for unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Immaterial Restatement:

The Partnership uses the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, the Partnership's practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of the Partnership's financial statements for the three months ended July 1, 2012, management determined that this methodology was not appropriate. As a result, the Partnership has revised the useful lives of its composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Partnership's prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. The Partnership expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Partnership's Annual Report on Form 10-K for the year ending December 31, 2012.

The tables below detail the effects of such depreciation adjustments (including the related deferred income tax impact) on previously presented historical financial statement amounts:

Balance Sheet
	12/31/2011	6/26/2011
Accumulated depreciation
As originally filed	$(1,044,589)	$(992,971)
Correction	(18,599)	(17,421)
As restated	$(1,063,188)	$(1,010,392)
Total assets
As originally filed	$2,074,557	$2,173,732
Correction	(18,599)	(17,421)
As restated	$2,055,958	$2,156,311
Deferred Tax Liability
As originally filed	$135,446	$129,499
Correction	(1,679)	(1,296)
As restated	$133,767	$128,203
Limited Partners' Equity
As originally filed	$182,438	$75,525
Correction	(16,920)	(16,125)
As restated	$165,518	$59,400

Statement of Operations and Other Comprehensive Income
	Three months ended	Six months ended	Twelve months ended
	6/26/2011	6/26/2011	6/26/2011
Depreciation and amortization
As originally filed	$42,764	$46,554	$125,472
Correction	621	855	2,036
As restated	$43,385	$47,409	$127,508
Income (loss) before tax
As originally filed	$8,431	$(95,860)	$(29,437)
Correction	(621)	(855)	(2,036)
As restated	$7,810	$(96,715)	$(31,473)
Provision (benefit) for taxes
As originally filed	$3,765	$(15,834)	$38,008
Correction	(237)	(237)	(590)
As restated	$3,528	$(16,071)	$37,418
Net income (loss)
As originally filed	$4,666	$(80,026)	$(67,445)
Correction	(384)	(618)	(1,446)
As restated	$4,282	$(80,644)	$(68,891)

Basic earnings per limited partner unit:
As originally filed	$0.08	$(1.45)	$(1.22)
Correction	—	(0.01)	(0.02)
As restated	$0.08	$(1.46)	$(1.24)

Diluted earnings per limited partner unit:
As originally filed	$0.08	$(1.45)	$(1.22)
Correction	—	(0.01)	(0.02)
As restated	$0.08	$(1.46)	$(1.24)

Had the 2011 annual financial statements been restated, net income (loss) would have decreased $1.4 million and the provision (benefit) for taxes would have decreased $0.6 million.  If the 2010 annual financial statements had been restated, net income (loss) would have decreased $1.5 million and the provision (benefit) for taxes would have decreased $0.6 million.  If the 2009 annual financial statements had been restated, net income (loss) would have decreased $1.2 million and the provision (benefit) for taxes would have decreased $0.4 million.  The balance sheet as of December 31, 2011 has already been corrected in this Form 10-Q.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of July 1, 2012, December 31, 2011, and June 26, 2011 and for the three, six and twelve month periods ended July 1, 2012 and June 26, 2011. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's July 1, 2012, December 31, 2011 and June 26, 2011 balance sheets in the accompanying condensed consolidating financial statements.

The consolidating financial information has been corrected for the information described in Note 11.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$13,974	$27,476	$(5,521)	$35,929
Receivables	—	71,210	64,931	436,324	(529,512)	42,953
Inventories	—	4,861	4,663	41,712	—	51,236
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Prepaid advertising	—	10,181	596	5,473	—	16,250
Income tax refundable	—	—	10,083	—	—	10,083
Other current assets	800	2,971	908	4,660	—	9,339
	800	95,462	95,927	518,979	(535,033)	176,135
Property and Equipment (net)	465,146	1,025	272,511	891,051	—	1,629,733
Investment in Park	476,442	709,219	118,265	26,807	(1,330,733)	—
Intercompany Note Receivable	—	86,362	—	—	(86,362)	—
Goodwill	9,061	—	122,960	111,218	—	243,239
Other Intangibles, net	—	—	17,412	22,837	—	40,249
Deferred Tax Asset	—	43,471	—	—	(43,471)	—
Intercompany Receivable	880,971	1,186,016	1,236,507	—	(3,303,494)	—
Other Assets	24,678	16,454	9,010	2,400	—	52,542
	$1,857,098	$2,138,009	$1,872,592	$1,573,292	$(5,299,093)	$2,141,898
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$108,234	$233,508	$14,320	$217,263	$(535,033)	$38,292
Deferred revenue	—	—	19,946	88,521	—	108,467
Accrued interest	481	195	15,353	—	—	16,029
Accrued taxes	7,083	571	59	3,027	—	10,740
Accrued salaries, wages and benefits	1	26,108	2,410	9,190	—	37,709
Self-insurance reserves	—	4,280	1,771	17,147	—	23,198
Other accrued liabilities	953	4,489	935	2,275	—	8,652
	116,752	269,151	54,794	337,423	(535,033)	243,087
Deferred Tax Liability	—	—	58,162	122,597	(43,471)	137,288
Derivative Liability	21,090	14,056	—	—	—	35,146
Other Liabilities	—	3,621	—	3,500	—	7,121
Intercompany Note Payable	—	—	—	86,362	(86,362)	—
Long-Term Debt:
Revolving credit loans	111,000	111,000	111,000	—	(222,000)	111,000
Term debt	1,140,100	1,140,100	1,140,100	—	(2,280,200)	1,140,100
Notes	400,647	400,647	400,647	—	(801,294)	400,647
	1,651,747	1,651,747	1,651,747	—	(3,303,494)	1,651,747

Equity	67,509	199,434	107,889	1,023,410	(1,330,733)	67,509
	$1,857,098	$2,138,009	$1,872,592	$1,573,292	$(5,299,093)	$2,141,898

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$512	$31,540	$3,472	$—	$35,524
Receivables	—	62,408	69,285	412,095	(536,177)	7,611
Inventories	—	1,547	2,703	28,819	—	33,069
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Prepaid advertising	—	453	50	309	—	812
Other current assets	508	13,008	977	7,513	(10,852)	11,154
	508	84,167	105,327	455,542	(547,029)	98,515
Property and Equipment (net)	455,579	1,044	266,111	896,758	—	1,619,492
Investment in Park	518,819	661,251	118,385	40,481	(1,338,936)	—
Intercompany Note Receivable	—	93,845	—	—	(93,845)	—
Goodwill	9,061	—	123,210	111,219	—	243,490
Other Intangibles, net	—	—	17,448	22,825	—	40,273
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	887,344	1,084,112	1,141,302	—	(3,112,758)	—
Other Assets	27,641	16,158	9,353	1,036	—	54,188
	$1,898,952	$1,988,223	$1,781,136	$1,527,861	$(5,140,214)	$2,055,958
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	175,968	144,868	25,631	202,566	(536,177)	12,856
Deferred revenue	—	—	2,891	26,703	—	29,594
Accrued interest	198	131	15,433	—	—	15,762
Accrued taxes	3,909	—	7,374	15,577	(10,852)	16,008
Accrued salaries, wages and benefits	—	26,916	1,076	5,396	—	33,388
Self-insurance reserves	—	3,977	1,711	15,555	—	21,243
Current derivative liability	—	—	50,772	—	—	50,772
Other accrued liabilities	1,247	5,568	252	832	—	7,899
	197,243	197,381	121,061	266,629	(578,871)	203,443
Deferred Tax Liability	—	—	58,463	122,950	(47,646)	133,767
Derivative Liability	19,451	12,949	—	—	—	32,400
Other Liabilities	—	4,090	—	—	—	4,090
Intercompany Note Payable	—	—	—	93,845	(93,845)	—
Long-Term Debt:
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,279	400,279	400,279	—	(800,558)	400,279
	1,540,458	1,540,458	1,540,458	—	(3,080,916)	1,540,458

Equity	141,800	233,345	61,154	1,044,437	(1,338,936)	141,800
	$1,898,952	$1,988,223	$1,781,136	$1,527,861	$(5,140,214)	$2,055,958

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,000	$2,962	$9,902	$16,815	$—	$35,679
Receivables	584	37,591	73,594	519,644	(603,977)	27,436
Inventories	—	4,187	4,954	43,123	—	52,264
Current deferred tax asset	—	8,679	779	3,409	—	12,867
Prepaid advertising	—	1,534	781	3,496	—	5,811
Other current assets	574	2,291	3,350	4,723	(2,861)	8,077
	7,158	57,244	93,360	591,210	(606,838)	142,134
Property and Equipment (net)	468,308	1,067	272,095	925,482	—	1,666,952
Investment in Park	440,804	607,199	118,428	34,095	(1,200,526)	—
Intercompany Note Receivable	—	269,500	—	—	(269,500)	—
Goodwill	9,061	—	127,220	111,219	—	247,500
Other Intangibles, net	—	—	18,016	22,803	—	40,819
Deferred Tax Asset	—	47,300	—	—	(47,300)	—
Intercompany Receiveable	895,647	1,180,981	1,246,984	—	(3,323,612)	—
Other Assets	30,285	17,613	9,795	1,213	—	58,906
	$1,851,263	$2,180,904	$1,885,898	$1,686,022	$(5,447,776)	$2,156,311
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	$11,800	$11,800	$—	$(23,600)	$11,800
Accounts payable	107,705	325,267	9,770	204,475	(603,977)	43,240
Deferred revenue	—	—	18,955	76,779	—	95,734
Accrued interest	6,497	1,442	15,931	—	—	23,870
Accrued taxes	5,849	243	—	3,472	(2,861)	6,703
Accrued salaries, wages and benefits	—	20,560	1,641	6,178	—	28,379
Self-insurance reserves	—	3,489	1,689	16,769	—	21,947
Current derivative liability	20,193	—	57,380	—	—	77,573
Other accrued liabilities	2,677	5,808	658	2,918	—	12,061
	154,721	368,609	117,824	310,591	(630,438)	321,307
Deferred Tax Liability	—	—	62,779	112,724	(47,300)	128,203
Derivative Liability	10,454	6,296	—	—	—	16,750
Other Liabilities	—	3,963	—	—	—	3,963
Intercompany Note Payable	—	—	—	269,500	(269,500)	—
Long-Term Debt:
Revolving credit loans	85,000	85,000	85,000	—	(170,000)	85,000
Term debt	1,165,250	1,165,250	1,165,250	—	(2,330,500)	1,165,250
Notes	399,756	399,756	399,756	—	(799,512)	399,756
	1,650,006	1,650,006	1,650,006	—	(3,300,012)	1,650,006

Equity	36,082	152,030	55,289	993,207	(1,200,526)	36,082
	$1,851,263	$2,180,904	$1,885,898	$1,686,022	$(5,447,776)	$2,156,311

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,745	$77,510	$41,841	$315,637	$(121,127)	$357,606
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,541	28,945	—	32,486
Operating expenses	1,438	52,584	15,935	197,406	(121,127)	146,236
Selling, general and administrative	1,656	24,525	4,295	14,035	—	44,511
Depreciation and amortization	13,531	9	6,985	27,805	—	48,330
(Gain) on impairment / retirement of fixed assets, net	(861)	—	(1)	—	—	(862)
	15,764	77,118	30,755	268,191	(121,127)	270,701
Operating income	27,981	392	11,086	47,446	—	86,905
Interest expense (income), net	13,067	8,084	10,598	(1,515)		30,234
Net effect of swaps	(104)	(69)	—	—	—	(173)
Unrealized / realized foreign currency loss	—	—	9,301	—	—	9,301
Other (income) expense	188	(2,041)	512	1,341	—	—
(Income) loss from investment in affiliates	(24,215)	(16,712)	(6,781)	(86)	47,794	—
Income (loss) before taxes	39,045	11,130	(2,544)	47,706	(47,794)	47,543
Provision (benefit) for taxes	2,723	(1,876)	(1,322)	11,696	—	11,221
Net income (loss)	$36,322	$13,006	$(1,222)	$36,010	$(47,794)	$36,322
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	481	—	481	—	(481)	481
Unrealized income (loss) on cash flow hedging derivatives	(2,370)	(775)	—	—	775	(2,370)
Other comprehensive income (loss), (net of tax)	(1,889)	(775)	481	—	294	(1,889)
Total Comprehensive Income (Loss)	$34,433	$12,231	$(741)	$36,010	$(47,500)	$34,433

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$33,510	$59,616	$29,621	$254,768	$(93,025)	$284,490
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,730	24,381	—	27,111
Operating expenses	1,448	44,059	13,945	158,551	(93,025)	124,978
Selling, general and administrative	3,310	19,155	3,554	11,214	—	37,233
Depreciation and amortization	11,998	12	5,876	25,499	—	43,385
	16,756	63,226	26,105	219,645	(93,025)	232,707
Operating income (loss)	16,754	(3,610)	3,516	35,123	—	51,783
Interest expense, net	23,634	2,755	13,376	2,413	—	42,178
Net effect of swaps	(2,017)	(191)	776	—	—	(1,432)
Unrealized / realized foreign currency loss	—	—	3,043	—	—	3,043
Other (income) expense	371	(1,710)	618	905	—	184
(Income) loss from investment in affiliates	(11,612)	(7,667)	(6,440)	3,275	22,444	—
Income (loss) before taxes	6,378	3,203	(7,857)	28,530	(22,444)	7,810
Provision (benefit) for taxes	2,096	(1,196)	(3,866)	6,494	—	3,528
Net income (loss)	$4,282	$4,399	$(3,991)	$22,036	$(22,444)	$4,282
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	798	—	798	—	(798)	798
Unrealized income on cash flow hedging derivatives	(6,474)	(5,651)	(51)	—	5,702	(6,474)
Other comprehensive income (loss), (net of tax)	(5,676)	(5,651)	747	—	4,904	(5,676)
Total Comprehensive Income (Loss)	$(1,394)	$(1,252)	$(3,244)	$22,036	$(17,540)	$(1,394)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$45,201	$80,087	$42,107	$343,569	$(125,160)	$385,804
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,541	33,032	—	36,573
Operating expenses	2,773	73,020	21,592	245,296	(125,160)	217,521
Selling, general and administrative	2,988	38,221	5,055	16,231	—	62,495
Depreciation and amortization	14,227	18	6,985	31,179	—	52,409
(Gain) loss on impairment / retirement of fixed assets, net	(779)	—	9	—	—	(770)
	19,209	111,259	37,182	325,738	(125,160)	368,228
Operating income (loss)	25,992	(31,172)	4,925	17,831	—	17,576
Interest expense (income), net	24,225	14,699	21,001	(2,904)	—	57,021
Net effect of swaps	69	263	(1,475)	—	—	(1,143)
Unrealized / realized foreign currency loss	—	—	1,109	—	—	1,109
Other (income) expense	375	(5,076)	709	3,992	—	—
(Income) loss from investment in affiliates	26,276	6,738	(3,367)	6,977	(36,624)	—
Income (loss) before taxes	(24,953)	(47,796)	(13,052)	9,766	36,624	(39,411)
Provision (benefit) for taxes	4,140	(13,548)	(3,656)	2,746	—	(10,318)
Net income (loss)	$(29,093)	$(34,248)	$(9,396)	$7,020	$36,624	$(29,093)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(688)	—	(688)	—	688	(688)
Unrealized income (loss) on cash flow hedging derivatives	(2,031)	(677)	21	—	656	(2,031)
Other comprehensive income (loss), (net of tax)	(2,719)	(677)	(667)	—	1,344	(2,719)
Total Comprehensive Income (Loss)	$(31,812)	$(34,925)	$(10,063)	$7,020	$37,968	$(31,812)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$35,567	$63,269	$30,484	$280,774	$(98,735)	$311,359
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,730	28,493	—	31,223
Operating expenses	2,923	62,836	19,562	203,520	(98,735)	190,106
Selling, general and administrative	6,752	33,766	4,477	13,153	—	58,148
Depreciation and amortization	12,667	23	5,876	28,843	—	47,409
Loss on impairment / retirement of fixed assets, net	196	—	—	—	—	196
	22,538	96,625	32,645	274,009	(98,735)	327,082
Operating income (loss)	13,029	(33,356)	(2,161)	6,765	—	(15,723)
Interest expense, net	46,874	5,310	25,696	5,329	—	83,209
Net effect of swaps	(3,118)	1,102	2,471	—	—	455
Unrealized / realized foreign currency (gain)	—	—	(3,845)	—	—	(3,845)
Other (income) expense	1,547	(3,001)	1,456	1,171	—	1,173
(Income) loss from investment in affiliates	45,901	22,894	(3,979)	15,686	(80,502)	—
Loss before taxes	(78,175)	(59,661)	(23,960)	(15,421)	80,502	(96,715)
Provision (benefit) for taxes	2,469	(9,918)	(7,549)	(1,073)	—	(16,071)
Net loss	$(80,644)	$(49,743)	$(16,411)	$(14,348)	$80,502	$(80,644)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(488)	—	(488)	—	488	(488)
Unrealized income on cash flow hedging derivatives	5,590	(5,292)	7	—	5,285	5,590
Other comprehensive income (loss), (net of tax)	5,102	(5,292)	(481)	—	5,773	5,102
Total Comprehensive (Loss)	$(75,542)	$(55,035)	$(16,892)	$(14,348)	$86,275	$(75,542)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$150,783	$267,882	$138,595	$963,915	$(418,258)	$1,102,917
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,743	86,664	—	97,407
Operating expenses	5,341	175,593	47,795	647,795	(418,258)	458,266
Selling, general and administrative	6,309	88,725	11,892	37,847	—	144,773
Depreciation and amortization	38,843	42	17,976	73,976	—	130,837
(Gain) loss on impairment / retirement of fixed assets, net	15	—	(52)	1,636	—	1,599
	50,508	264,360	88,354	847,918	(418,258)	832,882
Operating income	100,275	3,522	50,241	115,997	—	270,035
Interest expense, net	61,742	24,419	48,119	(3,440)	—	130,840
Net effect of swaps	(9,027)	(121)	(5,569)	—	—	(14,717)
Unrealized / realized foreign currency loss	—	—	14,863	—	—	14,863
Other (income) expense	533	(9,873)	1,602	7,520	—	(218)
(Income) loss from investment in affiliates	(85,326)	(33,610)	(10,016)	2,608	126,344	—
Income before taxes	132,353	22,707	1,242	109,309	(126,344)	139,267
Provision (benefit) for taxes	10,056	(26,630)	7,042	26,502	—	16,970
Net income (loss)	$122,297	$49,337	$(5,800)	$82,807	$(126,344)	$122,297
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	733	—	733	—	(733)	733
Unrealized income (loss) on cash flow hedging derivatives	(3,854)	(4,884)	21	—	4,863	(3,854)
Other comprehensive income (loss), (net of tax)	(3,121)	(4,884)	754	—	4,130	(3,121)
Total Comprehensive Income (Loss)	$119,176	$44,453	$(5,046)	$82,807	$(122,214)	$119,176

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,326	$244,989	$116,401	$869,255	$(380,923)	$986,048
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,046	78,565	—	87,611
Operating expenses	5,758	164,588	44,240	584,154	(380,923)	417,817
Selling, general and administrative	6,970	77,897	11,027	33,763	—	129,657
Depreciation and amortization	36,408	95	16,378	74,627	—	127,508
Loss on impairment of goodwill and other intangibles	—	—	—	903	—	903
Loss on impairment / retirement of fixed assets, net	928	—	20	62,000	—	62,948
	50,064	242,580	80,711	834,012	(380,923)	826,444
Operating income	86,262	2,409	35,690	35,243	—	159,604
Interest expense, net	99,472	19,581	48,174	2,752	—	169,979
Net effect of swaps	(552)	1,102	8,490	—	—	9,040
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency (gain)	—	(3,079)	(21,325)	—	—	(24,404)
Other (income) expense	1,922	(5,871)	2,751	2,371	—	1,173
(Income) loss from investment in affiliates	21,513	18,914	(1,518)	16,798	(55,707)	—
Income (loss) before taxes	(60,924)	(28,238)	(11,340)	13,322	55,707	(31,473)
Provision for taxes	7,967	23,331	4,835	1,285	—	37,418
Net income (loss)	$(68,891)	$(51,569)	$(16,175)	$12,037	$55,707	$(68,891)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(7,567)	—	(7,567)	—	7,567	(7,567)
Unrealized income on cash flow hedging derivatives	40,528	(3,376)	6,742	—	(3,366)	40,528
Other comprehensive income (loss), (net of tax)	32,961	(3,376)	(825)	—	4,201	32,961
Total Comprehensive Income (Loss)	$(35,930)	$(54,945)	$(17,000)	$12,037	$59,908	$(35,930)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(75,820)	$47,048	$(12,898)	$44,464	$61,811	$64,605
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	41,622	11,793	(241)	14,158	(67,332)	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(24,266)	—	(13,478)	(27,136)	—	(64,880)
Net cash from (for) investing activities	18,529	11,793	(13,719)	(12,978)	(67,332)	(63,707)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	111,000	—	—	—	—	111,000
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(9,259)	(6,536)	(205)	—	—	(16,000)
Intercompany (payments) receipts	—	7,482	—	(7,482)	—	—
Distributions (paid) received	(44,450)	92	—	—	—	(44,358)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	47	—	—	—	47
Excess tax benefit from unit-based compensation expense	—	(438)	—	—	—	(438)
Net cash from (for) financing activities	57,291	(59,353)	9,345	(7,482)	—	(199)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(294)	—	—	(294)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(512)	(17,566)	24,004	(5,521)	405
Balance, beginning of period	—	512	31,540	3,472	—	35,524
Balance, end of period	$—	$—	$13,974	$27,476	$(5,521)	$35,929

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(77,878)	$(33,953)	$11,033	$4,911	$121,750	$25,863
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	61,587	34,906	(1,312)	26,569	(121,750)	—
Capital expenditures	(29,264)	—	(7,083)	(15,338)	—	(51,685)
Net cash from (for) investing activities	32,323	34,906	(8,395)	11,231	(121,750)	(51,685)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	61,800	—	—	—	—	61,800
Term debt borrowings	13,246	9,358	334	—	—	22,938
Term debt payments, including early termination penalties	(1,707)	(1,205)	(38)	—	—	(2,950)
Intercompany (payments) receipts	—	688	—	(688)	—	—
Distributions (paid) received	(10,001)	39	—	—	—	(9,962)
Payment of debt issuance costs	(11,783)	(8,332)	(373)	—	—	(20,488)
Net cash from (for) financing activities	51,555	548	(77)	(688)	—	51,338
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	398	—	—	398
CASH AND CASH EQUIVALENTS
Net increase for the period	6,000	1,501	2,959	15,454	—	25,914
Balance, beginning of period	—	1,461	6,943	1,361	—	9,765
Balance, end of period	$6,000	$2,962	$9,902	$16,815	$—	$35,679

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended July 1, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$152,063	$(68,520)	$27,791	$226,860	$(81,279)	$256,915
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(36,990)	(42,370)	(4,038)	7,640	75,758	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(36,852)	—	(25,832)	(40,701)	—	(103,385)
Net cash for investing activities	(72,669)	(42,370)	(29,870)	(33,061)	75,758	(102,212)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	26,000	—	—	—	—	26,000
Intercompany term debt (payments) receipts	—	183,138	—	(183,138)	—	—
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(21,383)	(15,094)	(473)	—	—	(36,950)
Distributions (paid) received	(90,011)	269	—	—	—	(89,742)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	53	—	—	—	53
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Excess tax benefit from unit-based compensation expense	—	(438)	—	—	—	(438)
Net cash from (for) financing activities	(85,394)	107,928	8,354	(183,138)	—	(152,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,203)	—	—	(2,203)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(6,000)	(2,962)	4,072	10,661	(5,521)	250
Balance, beginning of period	6,000	2,962	9,902	16,815	—	35,679
Balance, end of period	$—	$—	$13,974	$27,476	$(5,521)	$35,929

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 26, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$67,360	$(64,269)	$9,335	$(1,945)	$199,141	$209,622
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	65,266	221,687	(114,484)	26,672	(199,141)	—
Capital expenditures	(38,113)	—	(10,278)	(21,739)	—	(70,130)
Net cash from (for) investing activities	27,153	221,687	(124,762)	4,933	(199,141)	(70,130)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(112,000)	—	—	—	—	(112,000)
Term debt borrowings	693,247	489,357	15,334	—	—	1,197,938
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	697,813	(695,063)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,309,822)	(8,532)	(207,600)	—	—	(1,525,954)
Distributions (paid) received	(23,892)	96	—	—	—	(23,796)
Return of capital	—	75,247	(75,247)	—	—	—
Exercise of limited partnership unit options	—	7	—	—	—	7
Payment of debt issuance costs	(33,859)	(19,608)	(10,287)	—	—	(63,754)
Net cash from (for) financing activities	(88,513)	(158,496)	121,583	(2,750)	—	(128,176)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	433	—	—	433
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	6,000	(1,078)	6,589	238	—	11,749
Balance, beginning of period	—	4,040	3,313	16,577	—	23,930
Balance, end of period	$6,000	$2,962	$9,902	$16,815	$—	$35,679

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
In the second quarter of 2012, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three-, six- and twelve-month periods ended July 1, 2012 and June 26, 2011.

	Three months ended		Six months ended		Twelve months ended
	7/1/2012	6/26/2011	7/1/2012	6/26/2011	7/1/2012	6/26/2011
	(14 weeks)	(13 weeks)	(26 weeks)	(25 weeks)	(53 weeks)	(52 weeks)
	(In thousands )
Net income (loss)	$36,322	$4,282	$(29,093)	$(80,644)	$122,297	$(68,891)
Interest expense	30,236	42,185	57,039	83,297	130,927	171,183
Interest income	(2)	(7)	(18)	(88)	(87)	(1,204)
Provision (benefit) for taxes	11,221	3,528	(10,318)	(16,071)	16,970	37,418
Depreciation and amortization	48,330	43,385	52,409	47,409	130,837	127,508
EBITDA	126,107	93,373	70,019	33,903	400,944	266,014
Loss on early extinguishment of debt	—	—	—	—	—	35,289
Net effect of swaps	(173)	(1,432)	(1,143)	455	(14,717)	9,040
Unrealized foreign currency (gain) loss	8,878	2,831	629	(4,090)	14,549	(21,554)
Non-cash equity expense (income)	568	—	2,268	(228)	2,257	(307)
Loss on impairment of goodwill and other intangibles	—	—	—	—	—	903
(Gain) loss on impairment/retirement of fixed assets, net	(862)	—	(770)	196	1,599	62,948
Terminated merger costs	—	80	—	80	150	188
Refinancing costs	—	161	—	1,150	(195)	(1,367)
Other non-recurring items (as defined)	444	847	2,165	5,271	6,420	5,271
Adjusted EBITDA (1)	$134,962	$95,860	$73,168	$36,737	$411,007	$356,425

(1) As permitted by and defined in the Amended 2010 Credit Agreement

Results of Operations:

Our results of operations for the three, six and twelve months ended July 1, 2012 and June 26, 2011 are not directly comparable as the current periods include an additional week of operations due to the timing of the fiscal second-quarter close. Since a large portion of the differences in our statements of operations is due to the additional week in the current fiscal periods we will also discuss operating results through July 3, 2011 for prior year comparisons.

Immaterial Restatement:

The Partnership uses the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, the Partnership's practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of the Partnership's financial statements for the three months ended July 1, 2012, management determined that this methodology was not appropriate. As a result, the Partnership has revised the useful lives of its composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Partnership's prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. The Partnership expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Partnership's Annual Report on Form 10-K for the year ending December 31, 2012.

Six Months Ended July 1, 2012 -

The fiscal six-month period ended July 1, 2012, consisted of a 26-week period and included a total of 1,001 operating days compared with 25 weeks and 895 operating days for the fiscal six-month period ended June 26, 2011.

The following table presents key financial information for the six months ended July 1, 2012 and June 26, 2011:

	Six months ended	Six months ended	Increase (Decrease)
	7/1/2012	6/26/2011	$	%
	(26 weeks)	(25 weeks)
	(Amounts in thousands except per capita spending)

Net revenues	$385,804	$311,359	$74,445	23.9%
Operating costs and expenses	316,589	279,477	37,112	13.3%
Depreciation and amortization	52,409	47,409	5,000	10.5%
(Gain) loss on impairment / retirement of fixed assets, net	(770)	196	(966)	N/M
Operating income (loss)	$17,576	$(15,723)	$33,299	(211.8)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$73,168	$36,737	$36,431	99.2%
Cash operating costs	$314,321	$279,705	$34,616	12.4%
Attendance	8,729	7,181	1,548	21.6%
Per capita spending	$40.24	$38.92	$1.32	3.4%
Out-of-park revenues	$45,266	$38,743	$6,523	16.8%

Net revenues for the six months ended July 1, 2012 increased $74.4 million to $385.8 million from $311.4 million during the six months ended June 26, 2011. The increase in revenues reflects an increase of 1.5 million visits, or 22%, in combined attendance through the first six months of 2012 when compared with the same period a year ago. The increase in revenues also reflects a 3%, or $1.32, increase in average in-park guest per capita spending during the first six months of the year when compared with the first six months of 2011, and a 17%, or $6.5 million, increase in out-of-park revenues. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as e-commerce transaction fees. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Revenues for the first six months of the year also reflect the impact of exchange rates and the strengthening U.S. dollar on our Canadian operations ($0.6 million) during the period.

For the six-month period in 2012, operating costs and expenses increased 13%, or $37.1 million, to $316.6 million from $279.5 million for the same period in 2011, the net result of a $5.4 million increase in cost of goods sold, a $27.4 million increase in operating expenses and a $4.3 million increase in selling, general and administrative costs. Depreciation and amortization expense for the period increased $5.0 million due to the increase in capital spending when compared with the prior year. For the six-month period of 2012, the gain on impairment/retirement of fixed assets was $0.8 million, reflecting the sale of a non-operating asset at one of our properties. After depreciation, amortization, (gain) loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period increased $33.3 million to $17.6 million in the first half of 2012 from an operating loss of $15.7 million in the first half of 2011.

Interest expense for the first half of 2012 was $57.0 million, a decrease of $26.3 million from the first half of 2011. The reduction in interest expense is primarily attributable to an approximate 300 basis point (bps) decline in our effective interest rate. The decline in the effective interest rate is primarily due to lower fixed rates of London InterBank Offered Rate (LIBOR) in debt associated derivative contracts, which declined from 5.62% in 2011 to 2.48% in 2012.

The net effect of our swaps decreased $1.6 million between the six month periods, resulting in a non-cash benefit to earnings of $1.1 million for the first half of 2012, as compared with a $0.5 million non-cash charge to earnings in the first half of 2011. The difference reflects the regularly scheduled amortization of amounts in Accumulated other comprehensive income ("AOCI") related to the swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current year-to-date period, we also recognized a $1.1 million net charge to earnings for unrealized/realized foreign currency gains, which included a $1.1 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property.

During the first half of 2012, a benefit for taxes of $10.3 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $16.1 million benefit for taxes for the same six-month period in 2011. The year-over-year variation in the tax benefit recorded through the first six months of the year is primarily due to a low estimated annual effective tax rate for the 2012 year, which was impacted by expected refundable foreign taxes for 2012 and a related favorable adjustment to the foreign tax credit valuation allowance. Actual cash taxes paid or payable are estimated to be between $10 and $12 million for the 2012 calendar year.

After interest expense and the benefit for taxes, the net loss for the six months ended July 1, 2012 totaled $29.1 million, or $0.52 per diluted limited partner unit, compared with a net loss of $80.6 million, or $1.46 per unit, for the same period a year ago.

It is important to note that the current six-month results benefited from an additional week of operations due to the timing of the second quarter fiscal close. Comparing both 2012 and 2011 on a 26 week basis, total revenues would be up approximately $20.3 million, or 6%, on an increase in attendance, in-park guest per capita spending, and out-of-park revenues. Attendance for the comparable period would have increased 266,000 visits, primarily due to an increase in season pass attendance and advance sales. In-park per capita spending would have increased approximately $1.05, primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing, and out-of-park revenues would have increased approximately $1.6 million, largely due to new e-commerce initiatives.

Operating costs and expenses on a comparable 26 operating week basis would have increased approximately $15.5 million, or 5%, due to an increase of $0.8 million in cost of goods sold, an increase of operating costs of $13.5 million, or 7% , and an increase of $1.2 million, or 2% of selling, general, and administrative costs ("SG&A"). Operating expenses increased due to several factors. Employment related costs increased approximately $4.8 million due to overall increases in non-recurring severance payments, an increase in wage expense related to normal merit increases, and additional staffing required in relation to the new premium benefit offerings and guest relations. Due in part to mild weather, we were able to accelerate pre-opening and off-season maintenance projects into the first six months, increasing year-over-year expense by approximately $4.1 million. During the first six months, we had an increase of approximately $3.2 million of public liability and workers compensation expense due to the settlement of a claim and an increase in our reserves based on management's estimates of future claims. SG&A expenses increased approximately $1.2 million compared to the first 26 weeks of 2011 due primarily to an increase in operating supplies of $2.9 million, an increase in advertising of $2.3 million, and an increase in employee related costs of $1.0 million. The operating supplies and advertising increases were due to incremental increases in costs to support 2012 initiatives including a new e-commerce platform and general infrastructure improvements. These increases in expense were offset by a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests.

For the six-month period, Adjusted EBITDA (as defined in the Amended 2010 Credit Agreement), which we believe is a meaningful measure of our park-level operating results, increased to $73.2 million compared with $36.7 million for the fiscal six-month period ended June 26, 2011. This increase was in part due to the extra week of operations in the current fiscal six-month period. On a same-week basis, Adjusted EBITDA for the six-month period would have still been up approximately $3.8 million, or 6%, between years, primarily due to an increase in revenues resulting from the successful introduction of new premium benefit offerings and an increase in attendance. The revenue gains were offset somewhat by an increase in operating costs in the period. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 33-34.

Second Quarter -

The fiscal three-month period ended July 1, 2012, consisted of a 14-week period and included a total of 904 operating days compared with 13 weeks and 799 operating days for the fiscal three-month period ended June 26, 2011.

The following table presents key financial information for the three months ended July 1, 2012 and June 26, 2011:

	Three months ended	Three months ended	Increase (Decrease)
	7/1/2012	6/26/2011	$	%
	(14 weeks)	(13 weeks)
	(Amounts in thousands)

Net revenues	$357,606	$284,490	$73,116	25.7%
Operating costs and expenses	223,233	189,322	33,911	17.9%
Depreciation and amortization	48,330	43,385	4,945	11.4%
(Gain) on impairment / retirement of fixed assets	(862)	—	(862)	N/M
Operating income	$86,905	$51,783	$35,122	67.8%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$134,962	$95,860	$39,102	40.8%
Adjusted EBITDA margin	37.7%	33.7%	—	4.0%
Cash operating costs	$222,665	$189,322	$33,343	17.6%
Attendance	8,225	6,724	1,501	22.3%
Per capita spending	$40.32	$38.95	$1.37	3.5%
Out-of-park revenues	$35,878	$28,752	$7,126	24.8%

For the quarter ended July 1, 2012, net revenues increased 26%, or $73.1 million, to $357.6 million from $284.5 million in the second quarter of 2011. This increase reflects a 22% increase in combined attendance, a 25%, or $7.1 million, increase in out-of-park revenues, and a 3% increase in average in-park per capita spending.

Operating costs and expenses for the quarter increased 18%, or $33.9 million, to $223.2 million from $189.3 million in the second quarter of 2011, the net result of a $5.4 million increase in cost of goods sold, a $21.3 million increase in operating expenses and a $7.3 million increase in selling, general and administrative costs. Depreciation and amortization expense for the quarter increased $4.9 million due to the increase in capital spending when compared with the prior year.

Interest expense for the second quarter of 2012 was $30.2 million, representing an $11.9 million decrease from the interest expense for the second quarter of 2011. As mentioned in the six month discussion above, interest decreased primarily due to an approximate 300 bps decline in our effective interest rate. The decline in the effective interest rate is primarily due to lower fixed rates of LIBOR in debt associated derivative contracts, which declined from 5.62% in 2011 to 2.48% in 2012.

During the second quarter, the net effect of our swaps decreased $1.3 million resulting in a non-cash benefit to earnings of $0.2 million in the second quarter, reflecting the regularly scheduled amortization of amounts in AOCI related to the swaps. During the 2012 second quarter, we also recognized a $9.3 million net charge to earnings for unrealized/realized foreign currency losses, $8.7 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Primarily as a result of the sale of a non-operating asset during the second quarter of 2012, a gain of $0.9 million was recorded.

During the quarter, a provision for taxes of $11.2 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $3.5 million in the same period a year ago. The variation in the tax provision recorded between periods is due primarily to a slightly higher estimated annual effective tax rate in the current period over the same period last year. After interest expense and the provision for taxes, net income for the quarter totaled $36.3 million, or $0.65 per diluted limited partner unit, compared with net income of $4.3 million, or $0.08 per unit, for the second quarter a year ago.

It is important to note that the current three-month results benefited from an additional week of operations due to the timing of the second quarter fiscal close. Comparing the second quarters of 2012 and 2011 on a 14-week basis, total revenues would be up approximately $19.0 million, or 6%, on an increase in attendance of 218,000 visits, an increase in average in-park guest per capita spending of $1.09, and an increase in out-of-park revenues of $2.3 million. The increase in attendance is primarily attributable to an increase in season pass and advance sales attendance. The increase in per capita spending is primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. Out-of-park revenues increased on the successful implementation of new e-commerce initiatives.

Operating costs and expenses for the quarter on a same operating week basis would have increased $12.3 million, or 6%, due to an increase in cost of goods sold of $0.8 million, an increase in operating costs of $7.4 million, or 5%, and an increase of $4.2 million, or 10%, of selling, general, and administrative costs ("SGA"). Operating expenses increased due to several factors. First, due in part to mild weather during the off-season, we were able to accelerate pre-opening maintenance projects, increasing quarter-over-quarter expense, on a same week basis by approximately $2.3 million. During the second quarter of 2012, employment related costs increased approximately $3.2 million due to an overall increase in wage expense related to normal merit increases and increases in staffing due to our new premium benefits across our properties. Operating supplies also increased approximately $1.4 million during the quarter due to the new initiatives and the printing of new marketing materials. SG&A expenses increased approximately $4.2 million compared to the second quarter of 2011 primarily due to incremental increases in costs to support 2012 initiatives including a new e-commerce platform and general infrastructure improvements, as well as increases in employee related expenses including the timing of retirement expenses and non-recurring severance payments.

For the current quarter, Adjusted EBITDA increased to $135.0 million from $95.9 million for the fiscal second quarter of 2011. On comparable 14-week basis, Adjusted EBITDA would have been up approximately $6.5 million, or 5%, between years, while our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) would have been down 20 bps to 37.7% compared to 37.9% last year. The approximate $6.5 million increase in Adjusted EBITDA was primarily due to incremental revenues resulting from the introduction of new premium benefit offerings, which contributed to increased average guest per capita spending, as well as increases in both attendance and and out-of-park revenues in the quarter. Partially offsetting these gains were higher park-level operating costs during the period related to park pre-opening and off-season maintenance projects and increases in costs to support 2012 initiatives, including a new e-commerce platform and technical infrastructure improvements. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 33-34.

Twelve Months Ended July 1, 2012 -

The following table presents key financial information for the twelve months ended July 1, 2012 and June 26, 2011:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	7/1/2012	6/26/2011	$	%
	(53 weeks)	(52 weeks)
	(Amounts in thousands)
Net revenues	$1,102,917	$986,048	$116,869	11.9%
Operating costs and expenses	700,446	635,085	65,361	10.3%
Depreciation and amortization	130,837	127,508	3,329	2.6%
Loss on impairment of goodwill and other intangibles	—	903	(903)	N/M
Loss on impairment/retirement of fixed assets	1,599	62,948	(61,349)	N/M
Operating income	$270,035	$159,604	$110,431	69.2%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$411,007	$356,425	$54,582	15.3%
Adjusted EBITDA margin	37.3%	36.1%	—	1.1%
Cash operating costs	$698,189	$635,392	$62,797	9.9%
Attendance	24,934	22,859	2,075	9.1%
Per capita spending	$40.40	$39.34	1.06	2.7%
Out-of-park revenues	$124,394	$109,972	14,422	13.1%

Net revenues totaled $1,102.9 million for the twelve months ended July 1, 2012, increasing $116.9 million, from $986.0 million for the trailing twelve months ended June 26, 2011. The increase in revenues between periods includes an increase in attendance during the current trailing twelve-month period versus the prior trailing twelve-month period. The increase in revenues also reflects an increase in out-of-park revenues due to increases in hotel revenues and e-commerce fees. The increase in total revenues period-over-period also reflects the impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $6.0 million) during the twelve month period ended July 1, 2012.

When comparing the two twelve-month periods, operating costs and expenses increased $65.4 million, or 10%, to $700.4 million from $635.1 million for the same period a year ago. The increase in operating costs and expenses was the net result of a $9.8 million increase in cost of goods sold, a $40.4 million increase in operating expenses and an increase of $15.1 million in selling, general and administrative costs. The overall increase in costs and expenses also reflects the slight negative impact of exchange rates on our Canadian operations (approximately $0.6 million) during the period ending July 1, 2012.

Depreciation and amortization expense for the trailing-twelve-month periods increased $3.3 million between years due to the increase in capital spending during the period compared with the prior year. During the twelve month period ended July 1, 2012, we recognized $1.6 million in non-cash charges for the retirement of assets in the normal course of business. This compares to a non-cash charge during the twelve month period ended June 26, 2011 of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Additionally, a non-cash charge of $0.9 million was recorded during the fourth quarter of 2010 for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charge recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the twelve months ended July 1, 2012 increased $110.4 million to $270.0 million compared with $159.6 million for the same period a year ago.

Interest expense for the twelve month period ended July 1, 2012 decreased $40.3 million to $130.9 million from $171.2 million for the prior twelve month period ended June 26, 2011. As mentioned in the six month discussion above, interest expense decreased primarily due to an approximate 300 bps decline in our effective interest rate. The decline in the effective interest rate is primarily due to lower fixed rates of LIBOR in debt associated derivative contracts, which declined from 5.62% in 2011 to 2.48% in 2012.

The net effect of our swaps during the period was a non-cash benefit to earnings of $14.7 million, representing an increase of $23.8 million from the same period ended June 26, 2011. This non-cash benefit reflects gains from marking the ineffective and de-designated swaps to market, offset somewhat by the regularly scheduled amortization of amounts in AOCI related to the swaps and foreign currency losses related to the U.S.-dollar denominated Canadian term loan in the current twelve month period. During the current twelve-month period, we also recognized a $14.9 million net charge to earnings for unrealized/realized foreign currency gains and losses, $13.9 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property.

A provision for taxes of $17.0 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries during the twelve-month period ended July 1, 2012, compared with a provision for taxes of $37.4 million during the same twelve-month period a year ago. The variation in the tax provision recorded between periods is due primarily to the lower estimated annual effective tax rate for the twelve-month period ending July 1, 2012.

After interest expense and the provision for taxes, net income for the twelve months ended July 1, 2012 was $122.3 million, or $2.19 per diluted limited partner unit, compared with a net loss of $68.9 million, or ($1.24) per diluted limited partner unit, for the twelve months ended June 26, 2011.

It is important to note that the current twelve-month results benefited from an additional week of operations due to the timing of the second quarter fiscal close. Comparing the twelve-month periods for both 2012 and 2011 on a 53-week basis, total revenues would be up approximately $62.7 million, or 6%, on increases in attendance, average in-park guest per capita spending, and out-of-park revenues. Attendance for the comparable period would have increased 795,000 visits, primarily due to an increase in season pass attendance. The increase in average in-park guest per capita spending is primarily due to new premium benefit offerings and the positive impact from new customer messaging and dynamic pricing. Out-of-park revenues would have increased $9.0 million due to strong results from our hotel properties, as well as an increase in e-commerce revenues.

On a same week basis, operating costs and expenses would have increased approximately $43.8 million, the net result of a $5.2 million increase in cost of goods sold, a $26.6 million increase in operating expenses and a $12.0 million increase in selling, general and administrative costs. The increase in operating expenses is primarily attributable to higher employment related expenses of $14 million, $6 million of higher maintenance costs, $3 million in higher insurance costs, and $2 million of higher operating supply costs. The increase in wages is largely due to increased seasonal labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in insurance costs was the result of a claim settlement in the first quarter of 2012 and increases in our reserves based on future estimated claim liabilities. As discussed in the six- and three-month sections, maintenance costs increased primarily due to the timing of planned off-season projects being moved to an earlier time of the year. The higher operating supply costs relates primarily to an increase in attendance over the past year. The increase in selling, general and administrative costs reflects $4 million in costs largely related to the launching of several new revenue initiatives for the 2012 season, as well as a $3 million increase in advertising expense as we transitioned to a new advertising agency. Employment related expenses increased $4 million primarily due to the receipt of a non-recurring payroll tax credit of $2.5 million recorded in 2010, as well as an increase in retirement expenses and non-recurring severance payments in the current twelve-month period.

For the twelve-month period ended July 1, 2012, Adjusted EBITDA increased to $411.0 million compared with $356.4 million for the twelve months ended June 26, 2011. A portion of this increase was due to the extra week of operations in the current fiscal twelve-month period. On a same-week basis, Adjusted EBITDA would have been up $22.0 million, or 6%, year over year, due to revenue growth driven by increased attendance and the strong 2011 second-half operating performance. These gains were offset somewhat by incremental operating costs associated with the higher attendance and new operating initiatives for 2012. For the twelve-month period ended July 1, 2012, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) would have decreased slightly to 37.3% from 37.4% for the twelve-month period ended July 1, 2011. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and a reconciliation to net income, see pages 33-34.
July 2012 -

Based on preliminary July results, net revenues for the first seven months of the year increased approximately $21 million to $675 million from $654 million for the same period a year ago, on a comparable number of operating days. The revenue increase reflects a 4% increase in average in-park guest per capita spending and flat attendance through the first seven months of the year. Over this same period, out-of-park revenues increased approximately $1 million, or 1%, to $73 million, driven primarily by e-commerce initiatives.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2012 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at July 1, 2012 reflects the impact of our seasonal business. Receivables increased by $15.5 million from June 26, 2011 to July 1, 2012 due to the introduction of a new season pass deferred payment plan in 2012. Inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

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

In May 2012, the Partnership prepaid $16.0 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment, as well as the August 2011 $18.0 million long-term debt prepayment, the Company has no scheduled term-debt principal payments until the second quarter of 2014.
At the end of the quarter, we had a total of $1,140.1 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $400.6 million of fixed-rate debt (including OID), $111.0 million outstanding borrowings under our revolving credit facility, and cash on hand of $35.9 million. After letters of credit, which totaled $16.5 million at July 1, 2012, we had $132.5 million of available borrowings under the revolving credit facility under the Amended 2010 Credit Agreement.
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

In May 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at July 1, 2012 was a liability of $35.1 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.
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
In addition to other covenants and provisions, including those discussed below, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of July 1, 2012, we were in compliance with this requirement.
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

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the second quarter of 2012, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Based on our trailing-twelve-month results ending July 1, 2012, our Consolidated Leverage Ratio was 3.75x, providing $154.2 million of EBITDA cushion on the ratio at the end of the second quarter. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of July 1, 2012.
The Amended 2010 Credit Agreement also includes provisions that allowed us to make restricted payments of up to $60 million in 2011 and that allow restricted payments of up to $20 million annually thereafter, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. In 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x, measured on a trailing-twelve-month quarterly basis.
The terms of the indenture governing our notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2012 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on May 3, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, which was paid on June 15, 2012, and on August 9, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, payable September 15, 2012. We expect to pay $1.60 per limited partner unit in distributions for the calendar year 2012.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.5 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of July 1, 2012. We have no other significant off-balance sheet financing arrangements.

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
After considering the impact of interest rate swap agreements, approximately $1.2 billion of our outstanding long-term debt represents fixed-rate debt and approximately $451.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $58 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to an increase of approximately $2.4 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.6 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of July 1, 2012, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2012 second-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed. In March of 2012 Mr. Falfas and the Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio. The parties participated in mediation on May 7, 2012 at the direction of the Court of Appeals. The mediation did not result in a settlement. As a result the matter will now proceed through the normal appeal process which typically takes six to nine months to complete. Briefs have been filed and the parties are awaiting scheduling of oral argument. The Partnership believes the liability recorded as of July 1, 2012 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5. OTHER INFORMATION

The Partnership uses the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, the Partnership's practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of the Partnership's financial statements for the interim period ended July 1, 2012, management determined that this methodology was not appropriate. As a result, the Partnership has revised the useful lives of its composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Partnership's prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. The Partnership expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Partnership's Annual Report on Form 10-K for the year ending December 31, 2012.

For the year ended December 31, 2011 the correction will decrease net income (loss) by $1.4 million and the provision (benefit) for taxes will decrease by $0.6 million.  For the 2010 annual financial statements, the correction will decrease net income (loss) by $1.5 million and the provision (benefit) for taxes will decrease by $0.6 million.  For the 2009 annual financial statements, the correction will decrease net income (loss) by $1.2 million and the provision (benefit) for taxes will decrease $0.4 million.  The balance sheet as of December 31, 2011 has already been corrected in this Form 10-Q.

ITEM 6. EXHIBITS

Exhibit (10.1)	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.2)	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.3)	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.4)
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 10, 2012	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	August 10, 2012	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.2)	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.3)	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.

Exhibit (10.4)
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes