Form 10-Q
period 2012-09-30
CEDAR FAIR L P
filed 2012-11-07
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of November 1, 2012
Units Representing Limited Partner Interests	55,519,784

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/30/2012	12/31/2011	9/25/2011
ASSETS
Current Assets:
Cash and cash equivalents	$96,102	$35,524	$96,312
Receivables	29,357	7,611	38,539
Inventories	33,593	33,069	36,946
Current deferred tax asset	10,345	10,345	5,874
Income tax refundable	10,454	—	—
Other current assets	7,443	11,966	9,299
	187,294	98,515	186,970
Property and Equipment:
Land	309,257	312,859	311,877
Land improvements	347,631	333,423	332,853
Buildings	581,513	579,136	578,249
Rides and equipment	1,490,289	1,423,370	1,437,590
Construction in progress	10,898	33,892	17,315
	2,739,588	2,682,680	2,677,884
Less accumulated depreciation	(1,175,744)	(1,063,188)	(1,062,605)
	1,563,844	1,619,492	1,615,279
Goodwill	247,663	243,490	242,149
Other Intangibles, net	40,865	40,273	40,067
Other Assets	50,171	54,188	56,622
	$2,089,837	$2,055,958	$2,141,087
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$15,921	$—
Accounts payable	22,596	12,856	28,458
Deferred revenue	34,682	29,594	32,694
Accrued interest	7,012	15,762	13,968
Accrued taxes	52,404	16,008	33,093
Accrued salaries, wages and benefits	36,219	33,388	41,109
Self-insurance reserves	23,092	21,243	21,942
Current derivative liability	—	50,772	59,366
Other accrued liabilities	10,843	7,899	12,247
	186,848	203,443	242,877
Deferred Tax Liability	143,094	133,767	123,973
Derivative Liability	34,708	32,400	33,835
Other Liabilities	7,380	4,090	2,872
Long-Term Debt:
Term debt	1,131,100	1,140,179	1,156,100
Notes	400,676	400,279	400,154
	1,531,776	1,540,458	1,556,254
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	1	—	—
Limited partners, 55,519, 55,346 and 55,346 units outstanding at September 30, 2012, December 31, 2011 and September 25, 2011, respectively	212,797	165,518	204,974
Accumulated other comprehensive loss	(32,057)	(29,008)	(28,988)
	186,031	141,800	181,276
	$2,089,837	$2,055,958	$2,141,087

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/30/2012	9/25/2011	9/30/2012	9/25/2011	9/30/2012	9/25/2011
Net revenues:
Admissions	$319,607	$333,924	$533,143	$505,155	$624,030	$585,526
Food, merchandise and games	171,336	191,494	305,203	307,265	347,374	348,591
Accommodations and other	62,502	46,850	100,903	71,207	112,690	79,199
	553,445	572,268	939,249	883,627	1,084,094	1,013,316
Costs and expenses:
Cost of food, merchandise and games revenues	47,353	48,758	83,926	79,981	96,002	90,778
Operating expenses	163,311	161,452	380,832	351,558	460,125	426,955
Selling, general and administrative	52,993	51,978	115,488	110,126	145,788	133,192
Depreciation and amortization	60,747	63,448	113,156	110,857	128,136	126,382
Loss on impairment of goodwill and other intangibles	—	—	—	—	—	903
Loss on impairment / retirement of fixed assets, net	25,000	880	24,230	1,076	25,719	63,509
	349,404	326,516	717,632	653,598	855,770	841,719
Operating income	204,041	245,752	221,617	230,029	228,324	171,597
Interest expense	26,863	41,353	83,902	124,650	116,437	171,049
Net effect of swaps	(175)	(3,962)	(1,318)	(3,507)	(10,930)	1,772
Unrealized/realized foreign currency (gain) loss	(15,035)	18,549	(13,926)	14,704	(18,721)	2,323
Other (income) expense	(13)	(250)	(31)	835	(68)	761
Income (loss) before taxes	192,401	190,062	152,990	93,347	141,606	(4,308)
Provision (benefit) for taxes	51,713	37,844	41,395	21,773	30,839	(12,424)
Net income	140,688	152,218	111,595	71,574	110,767	8,116
Net income allocated to general partner	1	2	1	1	1	1
Net income allocated to limited partners	$140,687	$152,216	$111,594	$71,573	$110,766	$8,115

Net income	$140,688	$152,218	$111,595	$71,574	$110,767	$8,116
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(563)	2,842	(1,251)	2,354	(2,672)	(1,704)
Unrealized income (loss) on cash flow hedging derivatives	(234)	(3,224)	(1,798)	2,366	(397)	22,916
Other comprehensive income (loss), (net of tax)	(797)	(382)	(3,049)	4,720	(3,069)	21,212
Total comprehensive income	$139,891	$151,836	$108,546	$76,294	$107,698	$29,328
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,611	55,346	55,473	55,345	55,440	55,342
Net income per limited partner unit	$2.53	$2.75	$2.01	$1.29	$2.00	$0.15
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,992	55,828	55,848	55,847	55,887	55,886
Net income per limited partner unit	$2.51	$2.73	$2.00	$1.28	$1.98	$0.15
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)

Nine months ended
9/30/12
Limited Partnership Units Outstanding
Beginning balance	55,346
Limited partnership unit options exercised	15
Issuance of limited partnership units as compensation	158
55,519
Limited Partners’ Equity
Beginning balance	$165,518
Net income	111,594
Partnership distribution declared ($1.20 per limited partnership unit)	(66,565)
Expense recognized for limited partnership unit options	304
Tax effect of units involved in option exercises and treasury unit transactions	(454)
Issuance of limited partnership units as compensation	2,400
212,797
General Partner’s Equity
Beginning balance	—
Net income	1
1
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(3,120)
Current period activity, net of tax $718	(1,251)
(4,371)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,888)
Current period activity, net of tax $126	(1,798)
(27,686)
(32,057)
Total Partners’ Equity	$186,031

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended		Twelve months ended
	9/30/2012	9/25/2011	9/30/2012	9/25/2011
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$111,595	71,574	$110,767	$8,116
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	113,156	110,857	128,136	126,382
Loss on impairment of goodwill and other intangibles	—	—	—	903
Loss on impairment / retirement of fixed assets, net	24,230	1,076	25,719	63,509
Net effect of swaps	(1,318)	(3,507)	(10,930)	1,772
Non-cash (income) expense	(3,006)	20,933	(608)	14,562
Net change in working capital	23,243	30,463	7,940	10,604
Net change in other assets/liabilities	8,844	(9,031)	11,530	(31,624)
Net cash from operating activities	276,744	222,365	272,554	194,224
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	1,173	—	1,173	—
Capital expenditures	(75,810)	(72,880)	(93,120)	(84,914)
Net cash for investing activities	(74,637)	(72,880)	(91,947)	(84,914)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	—	(23,200)	—	—
Term debt borrowings	—	22,938	—	22,938
Derivative settlement	(50,450)	—	(50,450)	—
Term debt payments, including early termination penalties	(25,000)	(23,900)	(25,000)	(41,838)
Distributions paid to partners	(66,565)	(16,604)	(105,308)	(30,438)
Exercise of limited partnership unit options	47	—	53	7
Payment of debt issuance costs	—	(20,490)	(723)	(22,757)
Excess tax benefit from unit-based compensation expense	(454)	—	(454)	—
Net cash for financing activities	(142,422)	(61,256)	(181,882)	(72,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	893	(1,682)	1,065	(2,611)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	60,578	86,547	(210)	34,611
Balance, beginning of period	35,524	9,765	96,312	61,701
Balance, end of period	$96,102	$96,312	$96,102	$96,312
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$86,018	$124,875	$114,470	$165,480
Interest capitalized	1,984	868	2,951	1,011
Cash payments for income taxes	8,761	6,020	8,876	8,763
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 25, 2011
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 30, 2012 and September 25, 2011 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 30, 2012 include actual 2011 season operating results, they may not be indicative of 2012 full calendar year operations. Additionally, the nine and twelve month fiscal periods for 2012 include an additional weekend of operations compared with the nine and twelve month periods for 2011.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 30, 2012 and September 25, 2011 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2011, which were included in the Form 10-K filed on February 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

The long-lived operating asset impairment test involves a two-step process. The first step is a comparison of each asset group's carrying value to its estimated undiscounted future cash flows expected to result from the use of the assets, including disposition. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates and future estimates of capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, there is an indication that impairment exists and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the asset group to its carrying value in a manner consistent with the highest and best use of those assets.

The Partnership estimates fair value of operating assets using an income, market, and/or cost approach. The income approach which uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The cost approach is based on the amount currently required to replace the service capacity of an asset adjusted for obsolescence. If the implied fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

At the end of the third quarter of 2012, the Partnership concluded based on 2012 operating results through the third quarter and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, the Partnership concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing its review of the updated market value of the land, the Partnership determined the land was impaired. The Partnership recognized a total of $25.0 million of fixed-asset impairment during the third quarter of 2012 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the condensed consolidated statement of operations.

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
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 30, 2012 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2011	$323,358	$(79,868)	$243,490
Foreign currency translation	4,173	—	4,173
September 30, 2012	$327,531	$(79,868)	$247,663

At September 30, 2012, December 31, 2011, and September 25, 2011 the Partnership’s other intangible assets consisted of the following:

September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$40,425	$—	$40,425
License / franchise agreements	790	350	440
Total other intangible assets	$41,215	$350	$40,865

December 31, 2011
(In thousands)
Other intangible assets:
Trade names	$39,835	$—	$39,835
License / franchise agreements	760	322	438
Total other intangible assets	$40,595	$322	$40,273

September 25, 2011
(In thousands)
Other intangible assets:
Trade names	$39,645	$—	$39,645
License / franchise agreements	734	312	422
Non-compete agreements	200	200	—
Total other intangible assets	$40,579	$512	$40,067
Amortization expense of other intangible assets for the nine months ended September 30, 2012 and September 25, 2011 was $29,000 and $49,000, respectively. The estimated amortization expense for the remainder of 2012 is $10,000. Estimated amortization expense is expected to total less than $50,000 in each year from 2012 through 2015.

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

Terms of the 2010 Credit Agreement included a revolving credit facility of a combined $260 million. Under the 2010 Credit Agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July 2015, also provides for the issuance of documentary and standby letters of credit. The Amended 2010 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

In February 2011, the Partnership amended the 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) and extended the maturity date of the term loan portion of the credit facilities by one year. The extended U.S. term loan, matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. In May 2012, the Partnership prepaid $16.0 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment as well as the August 2011 $18.0 million debt prepayment and a $9.0 million optional prepayment made in September 2012, the Partnership has no scheduled term-debt principal payments until the first quarter of 2015.

The Amended 2010 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio which is measured on a trailing-twelve month quarterly basis. The Consolidated Leverage Ratio is set at 6.0x consolidated total debt- (excluding the revolving debt) to-Consolidated EBITDA and will remain at that level through the end of the third quarter in 2013, and the ratio will decrease further each fourth quarter beginning with the fourth quarter of 2013. As of September 30, 2012, the Partnership’s Consolidated Leverage Ratio was 3.89x, providing $138.3 million of consolidated EBITDA cushion on the ratio as of the end of the third quarter. The Partnership was in compliance with all other covenants under the Amended 2010 Credit Agreement as of September 30, 2012.

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
In order to maintain fixed interest costs on a portion of its domestic term debt beyond the expiration of the swaps entered into in 2006 and 2007, in September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in accumulated other comprehensive income (AOCI) through the date of de-designation are being amortized through December 2015, to a balance of $3.9 million to offset the change in fair value during the period of de-designation as discussed below. Of the $6.1 million remaining in AOCI as of September 30, 2012, $2.2 million has yet to be amortized.
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
The fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 swaps at September 30, 2012 was a liability of $34.7 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
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

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 30, 2012	December 31, 2011	September 25, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Current derivative liability	$—	$—	$(4,797)
Interest rate swaps	Derivative Liability	(34,708)	(32,400)	(33,835)
Total derivatives designated as hedging instruments		$(34,708)	$(32,400)	$(38,632)
Derivatives not designated as hedging instruments:
Foreign currency swaps	Current derivative liability	$—	$(13,155)	$(16,846)
Cross-currency swaps	Current derivative liability	—	(37,617)	(37,723)
Total derivatives not designated as hedging instruments		$—	$(50,772)	$(54,569)
Net derivative liability		$(34,708)	$(83,172)	$(93,201)

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended September 30, 2012 and September 25, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	9/30/12	9/25/11		9/30/12	9/25/11		9/30/12	9/25/11
Interest rate swaps	$438	$(17,085)	Interest Expense	$(2,990)	$—	Net effect of swaps	$—	$15,396

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/30/12	9/25/11
Cross-currency swaps (1)	Net effect of swaps	$—	$13,622
Foreign currency swaps	Net effect of swaps	—	(13,210)
		$—	$412

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.
During the quarter ended September 30, 2012, $0.2 million of income representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of this amortization resulted in a benefit to earnings of $0.2 million recorded in “Net effect of swaps.”

For the three-month period ended September 25, 2011, in addition to the $15.8 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $11.2 million of expense representing the amortization of amounts in AOCI for the swaps and $0.6 million of foreign currency loss in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $4.0 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the nine-month periods ended September 30, 2012 and September 25, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended		Nine months ended	Nine months ended		Nine months ended	Nine months ended
	9/30/12	9/25/11		9/30/12	9/25/11		9/30/12	9/25/11
Interest rate swaps	$(2,308)	$(36,788)	Interest Expense	$(9,004)	$—	Net effect of swaps	$—	$43,190

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/30/12	9/25/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	(4,999)	15,582
Foreign currency swaps	Net effect of swaps	6,278	(17,516)
		$1,279	$(5,276)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
For the nine-month period ended September 30, 2012, in addition to the $1.3 million of net gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $0.2 million of expense representing the regular amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the period related to the U.S. dollar denominated Canadian term loan were recorded in the condensed consolidated statements of operations for the period. The net effect of these amounts resulted in a benefit to earnings for the period of $1.3 million recorded in “Net effect of swaps.”

For the nine-month period ended September 25, 2011, in addition to the $37.9 million gain recognized in income on the ineffective portion of derivatives noted in the table above, $33.9 million of expense representing the amortization of amounts in AOCI for the swaps and $0.5 million of foreign currency loss in the period related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $3.5 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended September 30, 2012 and September 25, 2011:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	9/30/12	9/25/11		9/30/12	9/25/11		9/30/12	9/25/11
Interest rate swaps	$(873)	$(26,329)	Interest Expense	$(12,027)	$—	Net effect of swaps	$4,797	$54,613

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		9/30/12	9/25/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	(4,483)	10,016
Foreign currency swaps	Net effect of swaps	10,129	(17,516)
		$5,646	$(10,842)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross-currency swaps became ineffective and were de-designated in August 2009.
In addition to the $10.4 million of gain recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $0.1 million of income representing the amortization of amounts in AOCI for the swaps and a $0.4 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended September 30, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $10.9 million recorded in “Net effect of swaps.”
For the twelve month period ending September 25, 2011, in addition to the $43.8 million of gain recognized in income on the ineffective portion of derivatives noted in the table above, $45.5 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.1 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended September 25, 2011 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $1.8 million recorded in “Net effect of swaps.”
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

The table below presents the balances of assets and liabilities measured at fair value as of September 30, 2012, December 31, 2011, and September 25, 2011 on a recurring basis:

	Total	Level 1	Level 2	Level 3
September 30, 2012
(In thousands)
Interest rate swap agreements (1)	$(34,708)	$—	$(34,708)	$—
Net derivative liability	$(34,708)	$—	$(34,708)	$—

December 31, 2011
Interest rate swap agreements (1)	$(32,400)	$—	$(32,400)	$—
Cross-currency swap agreements (2)	(37,617)	—	(37,617)	—
Foreign currency swap agreements (2)	(13,155)	—	(13,155)	—
Net derivative liability	$(83,172)	$—	$(83,172)	$—

September 25, 2011
Interest rate swap agreements (1)	$(33,835)	$—	$(33,835)	$—
Interest rate swap agreements (2)	(4,797)	—	(4,797)	—
Cross-currency swap agreements (2)	(37,723)	—	(37,723)	—
Foreign currency swap agreements (2)	(16,846)	—	(16,846)	—
Net derivative liability	$(93,201)	$—	$(93,201)	$—

(1)	Included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate, cross-currency and foreign currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $1.1 million as of September 30, 2012.
There were no assets measured at fair value on a non-recurring basis at September 30, 2012, December 31, 2011, or September 25, 2011, except for as described below.
At the end of the third quarter in 2012, the Partnership concluded based on operating results, as well as updated forecasts, and changes in market conditions, that a review of the carrying value of long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the assets were marked to a fair value of $19.8 million, resulting in an impairment charge of $25.0 million during the quarter.
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
The fair value of term debt at September 30, 2012 was approximately $1,125.7 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at September 30, 2012 was approximately $352.6 million based on borrowing rates available as of that date to the Partnership on notes with similar terms and maturities. The fair value of the term debt and notes were based on Level 2 inputs.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/30/2012	9/25/2011	9/30/2012	9/25/2011	9/30/2012	9/25/2011
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,611	55,346	55,473	55,345	55,440	55,342
Effect of dilutive units:
Unit options and restricted unit awards	45	—	42	—	31	—
Phantom units	336	482	333	502	416	544
Diluted weighted average units outstanding	55,992	55,828	55,848	55,847	55,887	55,886
Net income (loss) per unit - basic	$2.53	$2.75	$2.01	$1.29	$2.00	$0.15
Net income (loss) per unit - diluted	$2.51	$2.73	$2.00	$1.28	$1.98	$0.15

The effect of unit options on the three, nine and twelve months ended September 30, 2012, had they not been out of the money or antidilutive, would have been 66,000, 34,000 and 36,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, nine and twelve months ended September 25, 2011, had they not been out of the money or antidilutive, would have been 57,000, 67,000 and 127,000 units, respectively.

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
During the second quarter of 2012 the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada and recorded a corresponding $1.8 million income tax provision.  During the first quarter of 2012 the Partnership accrued $1.0 million for unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Immaterial Restatement:

The Partnership uses the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, the Partnership's practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of the Partnership's financial statements for the three months ended July 1, 2012, management determined that this methodology was not appropriate. As a result, the Partnership revised the useful lives of its composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). Management evaluated the amount and nature of these adjustments and concluded that they were not material to either the Partnership's prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. The Partnership expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Partnership's Annual Report on Form 10-K for the year ending December 31, 2012.

The tables below detail the effects of such depreciation adjustments (including the related deferred income tax impact) on previously presented historical financial statement amounts:

Balance Sheets
	12/31/2011	9/25/2011
Accumulated depreciation
As originally filed	$(1,044,589)	$(1,044,353)
Correction	(18,599)	(18,252)
As restated	$(1,063,188)	$(1,062,605)
Total assets
As originally filed	$2,074,557	$2,159,339
Correction	(18,599)	(18,252)
As restated	$2,055,958	$2,141,087
Deferred Tax Liability
As originally filed	$135,446	$125,588
Correction	(1,679)	(1,615)
As restated	$133,767	$123,973
Limited Partners' Equity
As originally filed	$182,438	$221,611
Correction	(16,920)	(16,637)
As restated	$165,518	$204,974

Statements of Operations and Other Comprehensive Income
	Three months ended	Nine months ended	Twelve months ended
	9/25/2011	9/25/2011	9/25/2011
Depreciation and amortization
As originally filed	$62,619	$109,173	$124,345
Correction	829	1,684	2,037
As restated	$63,448	$110,857	$126,382
Income (loss) before tax
As originally filed	$190,891	$95,031	$(2,271)
Correction	(829)	(1,684)	(2,037)
As restated	$190,062	$93,347	$(4,308)
Provision (benefit) for taxes
As originally filed	$38,161	$22,327	$(11,808)
Correction	(317)	(554)	(616)
As restated	$37,844	$21,773	$(12,424)
Net income (loss)
As originally filed	$152,730	$72,704	$9,537
Correction	(512)	(1,130)	(1,421)
As restated	$152,218	$71,574	$8,116

Basic earnings per limited partner unit:
As originally filed	$2.76	$1.31	$0.17
Correction	(0.01)	(0.02)	(0.02)
As restated	$2.75	$1.29	$0.15

Diluted earnings per limited partner unit:
As originally filed	$2.74	$1.30	$0.17
Correction	(0.01)	(0.02)	(0.02)
As restated	$2.73	$1.28	$0.15

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 30, 2012, December 31, 2011, and September 25, 2011 and for the three, nine and twelve month periods ended September 30, 2012 and September 25, 2011. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's September 30, 2012, December 31, 2011 and September 25, 2011 balance sheets in the accompanying condensed consolidating financial statements.

The consolidating financial information has been corrected for the information described in Note 11.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$43,000	$2,263	$40,278	$10,561	$—	$96,102
Receivables	3	108,211	64,153	478,372	(621,382)	29,357
Inventories	—	1,584	2,742	29,267	—	33,593
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Income tax refundable	—	—	10,454	—	—	10,454
Other current assets	929	2,065	674	3,775	—	7,443
	43,932	120,362	119,073	525,309	(621,382)	187,294
Property and Equipment (net)	425,747	1,025	272,951	864,121	—	1,563,844
Investment in Park	577,612	791,617	118,514	63,384	(1,551,127)	—
Goodwill	9,061	—	127,384	111,218	—	247,663
Other Intangibles, net	—	—	18,039	22,826	—	40,865
Deferred Tax Asset	—	39,320	—	—	(39,320)	—
Intercompany Receivable	877,208	1,069,721	1,116,623	—	(3,063,552)	—
Other Assets	23,361	15,580	8,925	2,305	—	50,171
	$1,956,921	$2,037,625	$1,781,509	$1,589,163	$(5,275,381)	$2,089,837
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$210,936	$116,160	$29,248	$287,634	$(621,382)	$22,596
Deferred revenue	—	—	4,544	30,138	—	34,682
Accrued interest	735	195	6,082	—	—	7,012
Accrued taxes	5,818	42,090	—	4,496	—	52,404
Accrued salaries, wages and benefits	—	24,864	2,365	8,990	—	36,219
Self-insurance reserves	—	4,751	1,698	16,643	—	23,092
Other accrued liabilities	824	4,097	2,417	3,505	—	10,843
	218,313	192,157	46,354	351,406	(621,382)	186,848
Deferred Tax Liability	—	—	59,462	122,952	(39,320)	143,094
Derivative Liability	20,801	13,907	—	—	—	34,708
Other Liabilities	—	3,880	—	3,500	—	7,380
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	400,676	400,676	400,676	—	(801,352)	400,676
	1,531,776	1,531,776	1,531,776	—	(3,063,552)	1,531,776

Equity	186,031	295,905	143,917	1,111,305	(1,551,127)	186,031
	$1,956,921	$2,037,625	$1,781,509	$1,589,163	$(5,275,381)	$2,089,837

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$49,000	$2,489	$36,473	$8,350	$—	$96,312
Receivables	3	45,663	81,773	587,910	(676,810)	38,539
Inventories	—	1,684	2,951	32,311	—	36,946
Current deferred tax asset	—	1,686	779	3,409	—	5,874
Other current assets	875	2,091	774	5,559	—	9,299
	49,878	53,613	122,750	637,539	(676,810)	186,970
Property and Equipment (net)	455,663	1,055	257,802	900,759	—	1,615,279
Investment in Park	534,400	681,893	118,514	53,988	(1,388,795)	—
Intercompany Note Receivable	—	269,500	—	—	(269,500)	—
Goodwill	9,061	—	121,869	111,219	—	242,149
Other Intangibles, net	—	—	17,258	22,809	—	40,067
Deferred Tax Asset	—	49,845	—	—	(49,845)	—
Intercompany Receivable	887,219	1,083,987	1,141,302	—	(3,112,508)	—
Other Assets	28,962	16,884	9,616	1,160	—	56,622
	$1,965,183	$2,156,777	$1,789,111	$1,727,474	$(5,497,458)	$2,141,087
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$189,887	$281,605	$27,488	$206,288	$(676,810)	$28,458
Deferred revenue	—	—	3,701	28,993	—	32,694
Accrued interest	6,115	1,364	6,489	—	—	13,968
Accrued taxes	5,189	23,550	—	4,354	—	33,093
Accrued salaries, wages and benefits	—	29,373	2,341	9,395	—	41,109
Self-insurance reserves	—	3,130	1,658	17,154	—	21,942
Current derivative liability	4,797	—	54,569	—	—	59,366
Other accrued liabilities	1,206	4,840	1,277	4,924	—	12,247
	207,194	343,862	97,523	271,108	(676,810)	242,877
Deferred Tax Liability	—	—	61,405	112,413	(49,845)	123,973
Derivative Liability	20,459	13,376	—	—	—	33,835
Other Liabilities	—	2,872	—	—	—	2,872
Intercompany Note Payable	—	—	—	269,500	(269,500)	—
Long-Term Debt:
Term debt	1,156,100	1,156,100	1,156,100	—	(2,312,200)	1,156,100
Notes	400,154	400,154	400,154	—	(800,308)	400,154
	1,556,254	1,556,254	1,556,254	—	(3,112,508)	1,556,254

Equity	181,276	240,413	73,929	1,074,453	(1,388,795)	181,276
	$1,965,183	$2,156,777	$1,789,111	$1,727,474	$(5,497,458)	$2,141,087

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$79,663	$141,134	$88,334	$464,902	$(220,588)	$553,445
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	6,447	40,906	—	47,353
Operating expenses	1,368	74,191	18,736	289,604	(220,588)	163,311
Selling, general and administrative	1,853	32,627	4,822	13,691	—	52,993
Depreciation and amortization	19,209	10	9,430	32,098	—	60,747
Loss on impairment / retirement of fixed assets, net	25,000	—	—	—	—	25,000
	47,430	106,828	39,435	376,299	(220,588)	349,404
Operating income	32,233	34,306	48,899	88,603	—	204,041
Interest expense (income), net	12,213	7,258	9,897	(2,518)	—	26,850
Net effect of swaps	(104)	(71)	—	—	—	(175)
Unrealized / realized foreign currency gain	—	—	(15,035)	—	—	(15,035)
Other (income) expense	186	(2,043)	512	1,345	—	—
Income from investment in affiliates	(125,311)	(79,600)	(11,138)	(45,137)	261,186	—
Income before taxes	145,249	108,762	64,663	134,913	(261,186)	192,401
Provision for taxes	4,561	9,777	17,181	20,194	—	51,713
Net income	$140,688	$98,985	$47,482	$114,719	$(261,186)	$140,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(563)	—	(563)	—	563	(563)
Unrealized income (loss) on cash flow hedging derivatives	(234)	48	—	—	(48)	(234)
Other comprehensive income (loss), (net of tax)	(797)	48	(563)	—	515	(797)
Total Comprehensive Income	$139,891	$99,033	$46,919	$114,719	$(260,671)	$139,891

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$82,713	$147,138	$84,679	$487,352	$(229,614)	$572,268
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	6,659	42,099	—	48,758
Operating expenses	1,257	69,119	19,397	301,293	(229,614)	161,452
Selling, general and administrative	1,297	30,460	5,064	15,157	—	51,978
Depreciation and amortization	20,354	11	9,564	33,519	—	63,448
Loss on impairment / retirement of fixed assets, net	827	—	10	43	—	880
	23,735	99,590	40,694	392,111	(229,614)	326,516
Operating income	58,978	47,548	43,985	95,241	—	245,752
Interest expense, net	23,948	3,085	13,433	855	—	41,321
Net effect of swaps	(4,112)	(192)	342	—	—	(3,962)
Unrealized / realized foreign currency loss	—	—	18,549	—	—	18,549
Other (income) expense	(30)	(1,711)	616	907	—	(218)
Income from investment in affiliates	(117,557)	(57,557)	(8,410)	(15,579)	199,103	—
Income before taxes	156,729	103,923	19,455	109,058	(199,103)	190,062
Provision for taxes	4,511	12,445	3,103	17,785	—	37,844
Net income	$152,218	$91,478	$16,352	$91,273	$(199,103)	$152,218
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,842	—	2,842	—	(2,842)	2,842
Unrealized income on cash flow hedging derivatives	(3,224)	(4,646)	72	—	4,574	(3,224)
Other comprehensive income (loss), (net of tax)	(382)	(4,646)	2,914	—	1,732	(382)
Total Comprehensive Income	$151,836	$86,832	$19,266	$91,273	$(197,371)	$151,836

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$124,864	$221,221	$130,441	$808,471	$(345,748)	$939,249
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,988	73,938	—	83,926
Operating expenses	4,141	147,211	40,328	534,900	(345,748)	380,832
Selling, general and administrative	4,841	70,848	9,877	29,922	—	115,488
Depreciation and amortization	33,436	28	16,415	63,277	—	113,156
Loss on impairment / retirement of fixed assets, net	24,221	—	9	—	—	24,230
	66,639	218,087	76,617	702,037	(345,748)	717,632
Operating income	58,225	3,134	53,824	106,434	—	221,617
Interest expense (income), net	36,438	21,957	30,898	(5,422)	—	83,871
Net effect of swaps	(35)	192	(1,475)	—	—	(1,318)
Unrealized / realized foreign currency gain	—	—	(13,926)	—	—	(13,926)
Other (income) expense	561	(7,119)	1,221	5,337	—	—
Income from investment in affiliates	(99,035)	(72,862)	(14,505)	(38,160)	224,562	—
Income before taxes	120,296	60,966	51,611	144,679	(224,562)	152,990
Provision (benefit) for taxes	8,701	(3,771)	13,525	22,940	—	41,395
Net income	$111,595	$64,737	$38,086	$121,739	$(224,562)	$111,595
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,251)	—	(1,251)	—	1,251	(1,251)
Unrealized income (loss) on cash flow hedging derivatives	(1,798)	(629)	21	—	608	(1,798)
Other comprehensive income (loss), (net of tax)	(3,049)	(629)	(1,230)	—	1,859	(3,049)
Total Comprehensive Income	$108,546	$64,108	$36,856	$121,739	$(222,703)	$108,546

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$118,280	$210,407	$115,163	$768,126	$(328,349)	$883,627
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,389	70,592	—	79,981
Operating expenses	4,180	131,955	38,959	504,813	(328,349)	351,558
Selling, general and administrative	8,049	64,226	9,541	28,310	—	110,126
Depreciation and amortization	33,021	34	15,440	62,362	—	110,857
Loss on impairment / retirement of fixed assets, net	1,023	—	10	43	—	1,076
	46,273	196,215	73,339	666,120	(328,349)	653,598
Operating income	72,007	14,192	41,824	102,006	—	230,029
Interest expense, net	70,822	8,395	39,129	6,184	—	124,530
Net effect of swaps	(7,230)	910	2,813	—	—	(3,507)
Unrealized / realized foreign currency loss	—	—	14,704	—	—	14,704
Other (income) expense	1,517	(4,712)	2,072	2,078	—	955
(Income) loss from investment in affiliates	(71,656)	(34,663)	(12,389)	107	118,601	—
Income (loss) before taxes	78,554	44,262	(4,505)	93,637	(118,601)	93,347
Provision (benefit) for taxes	6,980	2,527	(4,446)	16,712	—	21,773
Net income (loss)	$71,574	$41,735	$(59)	$76,925	$(118,601)	$71,574
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,354	—	2,354	—	(2,354)	2,354
Unrealized income on cash flow hedging derivatives	2,366	(9,866)	79	—	9,787	2,366
Other comprehensive income (loss), (net of tax)	4,720	(9,866)	2,433	—	7,433	4,720
Total Comprehensive Income	$76,294	$31,869	$2,374	$76,925	$(111,168)	$76,294

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$147,733	$261,878	$142,250	$941,465	$(409,232)	$1,084,094
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,531	85,471	—	96,002
Operating expenses	5,452	180,665	47,134	636,106	(409,232)	460,125
Selling, general and administrative	6,865	90,892	11,650	36,381	—	145,788
Depreciation and amortization	37,698	41	18,300	72,097	—	128,136
(Gain) loss on impairment / retirement of fixed assets, net	24,188	—	(62)	1,593	—	25,719
	74,203	271,598	87,553	831,648	(409,232)	855,770
Operating income (loss)	73,530	(9,720)	54,697	109,817	—	228,324
Interest (income) expense, net	50,007	28,592	44,583	(6,813)	—	116,369
Net effect of swaps	(5,019)	(1)	(5,910)	—	—	(10,930)
Unrealized / realized foreign currency gain	—	—	(18,721)	—	—	(18,721)
Other (income) expense	749	(10,205)	1,498	7,958	—	—
Income from investment in affiliates	(93,080)	(55,557)	(12,698)	(24,955)	186,290	—
Income before taxes	120,873	27,451	45,945	133,627	(186,290)	141,606
Provision (benefit) for taxes	10,106	(29,298)	20,942	29,089	—	30,839
Net income	$110,767	$56,749	$25,003	$104,538	$(186,290)	$110,767
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,672)	—	(2,672)	—	2,672	(2,672)
Unrealized income (loss) on cash flow hedging derivatives	(397)	(109)	21	—	88	(397)
Other comprehensive income (loss), (net of tax)	(3,069)	(109)	(2,651)	—	2,760	(3,069)
Total Comprehensive Income	$107,698	$56,640	$22,352	$104,538	$(183,530)	$107,698

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$138,907	$247,595	$126,355	$886,578	$(386,119)	$1,013,316
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,850	80,928	—	90,778
Operating expenses	5,725	163,754	45,814	597,781	(386,119)	426,955
Selling, general and administrative	9,755	79,492	11,347	32,598	—	133,192
Depreciation and amortization	37,168	95	17,188	71,931	—	126,382
Loss on impairment of goodwill and other intangibles	—	—	—	903	—	903
Loss on impairment / retirement of fixed assets, net	1,456	—	10	62,043	—	63,509
	54,104	243,341	84,209	846,184	(386,119)	841,719
Operating income	84,803	4,254	42,146	40,394	—	171,597
Interest expense, net	99,205	14,877	52,411	4,362	—	170,855
Net effect of swaps	(7,183)	910	8,045	—	—	1,772
Unrealized / realized foreign currency loss	—	—	2,323	—	—	2,323
Other (income) expense	1,704	(5,748)	2,852	2,147	—	955
(Income) loss from investment in affiliates	(25,098)	1,534	(9,116)	2,425	30,255	—
Income (loss) before taxes	16,175	(7,319)	(14,369)	31,460	(30,255)	(4,308)
Provision (benefit) for taxes	8,059	953	(7,308)	(14,128)	—	(12,424)
Net income (loss)	$8,116	$(8,272)	$(7,061)	$45,588	$(30,255)	$8,116
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,704)	—	(1,704)	—	1,704	(1,704)
Unrealized income on cash flow hedging derivatives	22,916	(7,153)	180	—	6,973	22,916
Other comprehensive income (loss), (net of tax)	21,212	(7,153)	(1,524)	—	8,677	21,212
Total Comprehensive Income (Loss)	$29,328	$(15,425)	$(8,585)	$45,588	$(21,578)	$29,328

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$208,436	$48,506	$9,093	$155,849	$(145,140)	$276,744
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(56,171)	(70,083)	3,948	(22,834)	145,140	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(29,295)	(8)	(14,426)	(32,081)	—	(75,810)
Net cash from (for) investing activities	(84,293)	(70,091)	(10,478)	(54,915)	145,140	(74,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(14,468)	(10,212)	(320)	—	—	(25,000)
Intercompany (payments) receipts	—	93,845	—	(93,845)	—	—
Distributions (paid) received	(66,675)	110	—	—	—	(66,565)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	47	—	—	—	47
Excess tax benefit from unit-based compensation expense	—	(454)	—	—	—	(454)
Net cash from (for) financing activities	(81,143)	23,336	9,230	(93,845)	—	(142,422)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	893	—	—	893
CASH AND CASH EQUIVALENTS
Net increase for the period	43,000	1,751	8,738	7,089	—	60,578
Balance, beginning of period	—	512	31,540	3,472	—	35,524
Balance, end of period	$43,000	$2,263	$40,278	$10,561	$—	$96,102

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$169,343	$48,628	$48,422	$25,310	$(69,338)	$222,365
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(29,986)	(39,615)	(6,353)	6,616	69,338	—
Capital expenditures	(38,121)	—	(10,510)	(24,249)	—	(72,880)
Net cash from (for) investing activities	(68,107)	(39,615)	(16,863)	(17,633)	69,338	(72,880)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net (payments) on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,358	334	—	—	22,938
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Intercompany (payments) receipts	—	688	—	(688)	—	—
Distributions (paid) received	(16,668)	64	—	—	—	(16,604)
Payment of debt issuance costs	(11,783)	(8,332)	(375)	—	—	(20,490)
Net cash from (for) financing activities	(52,236)	(7,985)	(347)	(688)	—	(61,256)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,682)	—	—	(1,682)
CASH AND CASH EQUIVALENTS
Net increase for the period	49,000	1,028	29,530	6,989	—	86,547
Balance, beginning of period	—	1,461	6,943	1,361	—	9,765
Balance, end of period	$49,000	$2,489	$36,473	$8,350	$—	$96,312

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 30, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$186,582	$(152,159)	$12,038	$318,078	$(91,985)	$272,554
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(40,694)	(47,206)	5,245	(9,330)	91,985	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(33,025)	(8)	(23,050)	(37,037)	—	(93,120)
Net cash for investing activities	(72,546)	(47,214)	(17,805)	(46,367)	91,985	(91,947)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany term debt (payments) receipts	—	269,500	—	(269,500)	—	—
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(14,467)	(10,213)	(320)	—	—	(25,000)
Distributions (paid) received	(105,569)	261	—	—	—	(105,308)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	53	—	—	—	53
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Excess tax benefit from unit-based compensation expense	—	(454)	—	—	—	(454)
Net cash from (for) financing activities	(120,036)	199,147	8,507	(269,500)	—	(181,882)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,065	—	—	1,065
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(6,000)	(226)	3,805	2,211	—	(210)
Balance, beginning of period	49,000	2,489	36,473	8,350	—	96,312
Balance, end of period	$43,000	$2,263	$40,278	$10,561	$—	$96,102

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 25, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$101,376	$(9,652)	$25,380	$19,056	$58,064	$194,224
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	25,281	23,147	(1,356)	10,992	(58,064)	—
Capital expenditures	(44,247)	—	(13,179)	(27,488)	—	(84,914)
Net cash from (for) investing activities	(18,966)	23,147	(14,535)	(16,496)	(58,064)	(84,914)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	13,246	9,358	334	—	—	22,938
Intercompany term debt (payments) receipts	—	2,063	—	(2,063)	—	—
Term debt payments, including early termination penalties	(24,211)	(17,091)	(536)	—	—	(41,838)
Distributions (paid) received	(30,559)	121	—	—	—	(30,438)
Exercise of limited partnership unit options	—	7	—	—	—	7
Payment of debt issuance costs	(12,886)	(9,110)	(761)	—	—	(22,757)
Net cash from (for) financing activities	(54,410)	(14,652)	(963)	(2,063)	—	(72,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,611)	—	—	(2,611)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	28,000	(1,157)	7,271	497	—	34,611
Balance, beginning of period	21,000	3,646	29,202	7,853	—	61,701
Balance, end of period	$49,000	$2,489	$36,473	$8,350	$—	$96,312

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
In the third quarter of 2012, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, nine- and twelve-month periods ended September 30, 2012 and September 25, 2011.

	Three months ended		Nine months ended		Twelve months ended
	9/30/2012	9/25/2011	9/30/2012	9/25/2011	9/30/2012	9/25/2011
	(13 weeks)	(13 weeks)	(39 weeks)	(38 weeks)	(53 weeks)	(52 weeks)
	(In thousands )
Net income	$140,688	$152,218	$111,595	$71,574	$110,767	$8,116
Interest expense	26,863	41,353	83,902	124,650	116,437	171,049
Interest income	(13)	(32)	(31)	(120)	(68)	(194)
Provision (benefit) for taxes	51,713	37,844	41,395	21,773	30,839	(12,424)
Depreciation and amortization	60,747	63,448	113,156	110,857	128,136	126,382
EBITDA	279,998	294,831	350,017	328,734	386,111	292,929
Net effect of swaps	(175)	(3,962)	(1,318)	(3,507)	(10,930)	1,772
Unrealized foreign currency (gain) loss	(14,737)	17,314	(14,108)	13,224	(17,502)	549
Non-cash equity expense (income)	362	—	2,630	(228)	2,619	(269)
Loss on impairment of goodwill and other intangibles	—	—	—	—	—	903
Loss on impairment/retirement of fixed assets, net	25,000	880	24,230	1,076	25,719	63,509
Terminated merger costs	—	—	—	80	150	(79)
Refinancing costs	—	(195)	—	955	—	955
Other non-recurring items (as defined)	1,861	836	4,026	6,107	7,445	6,107
Adjusted EBITDA (1)	$292,309	$309,704	$365,477	$346,441	$393,612	$366,376

(1) As permitted by and defined in the Amended 2010 Credit Agreement

Results of Operations:

Our results of operations for the nine, three and twelve months ended September 30, 2012 and September 25, 2011 are not directly comparable as the current nine- and twelve month periods include an additional week of operations due to the timing of the fiscal third quarter close, and as the current three-month period includes fewer operating days due to the timing of the fiscal second and third quarter closes. Since a large portion of the variances in our statements of operations is due to the difference in the number of operating days in the current fiscal periods, we will also compare current operating results to the prior year period ended October 2, 2011.

Immaterial Restatement -

We use the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, our practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements for the three months ended July 1, 2012, we determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). We evaluated the amount and nature of these adjustments and concluded that they were not material to either our prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. We expect to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in our Annual Report on Form 10-K for the year ending December 31, 2012.

Nine Months Ended September 30, 2012 -

The fiscal nine-month period ended September 30, 2012, consisted of a 39-week period and included a total of 2,178 operating days compared with 38 weeks and 2,148 operating days for the fiscal nine-month period ended September 25, 2011.

The following table presents key financial information for the nine months ended September 30, 2012 and September 25, 2011:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/30/2012	9/25/2011	$	%
	(39 weeks)	(38 weeks)
	(Amounts in thousands except per capita spending)

Net revenues	$939,249	$883,627	$55,622	6.3%
Operating costs and expenses	580,246	541,665	38,581	7.1%
Depreciation and amortization	113,156	110,857	2,299	2.1%
Loss on impairment / retirement of fixed assets, net	24,230	1,076	23,154	N/M
Operating income	$221,617	$230,029	$(8,412)	(3.7)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$365,477	$346,441	$19,036	5.5%
Adjusted EBITDA margin	38.9%	39.2%	$—	(0.3)%
Attendance	20,689	20,114	575	2.9%
Per capita spending	$41.78	$40.15	$1.63	4.1%
Out-of-park revenues	$99,526	$97,622	$1,904	2.0%

Net revenues for the nine months ended September 30, 2012 increased $55.6 million to $939.2 million from $883.6 million during the nine months ended September 25, 2011. The increase in revenues reflects an increase of 575,000 visits, or 3%, in combined attendance for the nine-month period ended September 30, 2012 when compared with the nine-month period ended September 25, 2011. The increase in revenues also reflects a 4%, or $1.63, increase in average in-park guest per capita spending during the same nine-month period and a 2%, or $1.9 million, increase in out-of-park revenues. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as e-commerce transaction fees. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. Revenues for the first nine months of the year also reflect the negative impact of exchange rates and the weakening U.S. dollar on our Canadian operations ($4.5 million) during the period.

For the nine-month period ended September 30, 2012, operating costs and expenses increased 7%, or $38.5 million, to $580.2 million from $541.7 million for the nine-month period ended September 25, 2011, the net result of a $3.9 million increase in cost of goods sold, a $29.3 million increase in operating expenses and a $5.4 million increase in selling, general and administrative costs ("SG&A"). Depreciation and amortization expense for the period increased $2.3 million due to the increase in capital spending when compared with the prior year. The Loss on impairment/retirement of fixed assets reported for the nine-month period reflects a non-cash charge to earnings of $25.0 million for the partial impairment of operating and non-operating fixed assets at Wildwater Kingdom, net of an $0.8 million gain from the sale of a non-operating asset at one of our properties. After depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period decreased $8.4 million to $221.6 million through the first nine months of 2012 from operating income of $230.0 million through the first nine months of 2011.

Interest expense for the first three quarters of 2012 was $83.9 million, a decrease of $40.7 million from the first three quarters of 2011. The reduction in interest expense is primarily attributable to an approximate 300 basis point (bps) decline in our effective interest rate, the result of lower fixed rates on London InterBank Offered Rate (LIBOR) within our interest-rate swap contracts. The average fixed LIBOR rate in our swap agreements declined from 5.62% in 2011 to 2.48% in 2012.

For the period, the net effect of our swaps decreased $2.2 million between years, resulting in a non-cash benefit to earnings of $1.3 million for the first nine months of 2012, as compared with a $3.5 million non-cash benefit to earnings for the nine-month period in 2011. The difference reflects the regularly scheduled amortization of amounts in Accumulated other comprehensive income ("AOCI") related to the swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current year-to-date period, we also recognized a $13.9 million net benefit to earnings for unrealized/realized foreign currency gains, which included a $14.1 million unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

During the first fiscal nine months of 2012, a provision for taxes of $41.4 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. This compares with a $21.8 million provision for taxes for the first fiscal nine months of 2011. The year-over-year variation in the tax provision is due primarily to an increase in the income subject to tax. Actual cash taxes paid or payable for the 2012 calendar year are estimated to be between $11 and $13 million. The Partnership also expects to receive a $10.4 million refund of prior year taxes paid resulting from the carry back of the loss recognized from the settlement of a derivative contract.

After interest expense and the benefit for taxes, net income for the nine months ended September 30, 2012 totaled $111.6 million, or $2.00 per diluted limited partner unit, compared with net income of $71.6 million, or $1.28 per unit, for the nine months ended September 25, 2011.

It is important to note that the current nine-month results benefited from an additional week, or 30 more operating days, due to the timing of the third quarter fiscal close. Comparing both 2012 and 2011 on a 39-week basis, net revenues would have been up $41.1 million, or 5%, on increases in both attendance and in-park guest per capita spending. On a comparable basis, attendance would have increased 228,000 visits, primarily due to an increase in season pass attendance, and in-park per capita spending would have increased $1.67, or 4%, primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. Over that same comparable basis, out-of-park revenues would have decreased by approximately $0.3 million, or less than 1%.

Operating costs and expenses on a comparable 39-week basis would have increased approximately $27.9 million, or 5%, due to an increase of $2.9 million, or 3%, in cost of goods sold, an increase in operating expenses of $21.9 million, or 6%, and an increase of $3.1 million, or 3%, in SG&A costs. The overall increase in costs and expenses also reflects the positive impact of exchange rates on our Canadian operations (approximately $1.6 million) during the nine-month period ended September 30, 2012.

The 3% increase in cost of goods sold is consistent with anticipated cost increases associated with our efforts to improve the quality of food and other product offerings at the parks in 2012. Operating expenses in the 39-week period increased due to several factors, including higher employment-related costs, higher maintenance and operating supply costs, and higher self-insurance expenses. Employment-related costs increased approximately $11.0 million due to normal merit increases, increases in health-related benefit costs, additional staffing levels associated with new premium benefit offerings and other initiatives aimed at improving the overall guest experience, and non-recurring severance payments. Due in part to mild weather, we were able to accelerate off-season maintenance projects into the first half of the year, resulting in year-over-year maintenance expense increasing by approximately $4.4 million. Operating supplies and expenses increased approximately $4.0 million due primarily to initiatives to expand or enhance live entertainment at the parks, as well as incremental costs associated with our new e-commerce platform. During the first nine months, public liability and workers compensation expense increased $2.1 million due to claim settlements and an increase in our reserves based on management's estimates of future claims.

SG&A expense for the comparable 39-week period increased approximately $3.1 million compared to same period in 2011 due to an increase in operating supplies of $4.7 million, an increase in advertising costs of $1.5 million, and an increase in employee related costs of $2.9 million. The operating supplies and advertising increases were due to incremental costs to support 2012 operating initiatives including general infrastructure improvements. These increases in expense were offset somewhat by a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests in 2011.

For the fiscal nine-month period ended September 30, 2012, Adjusted EBITDA (as defined in the Amended 2010 Credit Agreement), which we believe is a meaningful measure of our park-level operating results, increased to $365.5 million compared with $346.4 million for the fiscal nine-month period ended September 25, 2011. This increase was due in part to the extra week in the current fiscal nine-month period. On a same-week basis, Adjusted EBITDA for the nine-month period would have still been up approximately $15.2 million, or 4%, between years, primarily due to an increase in revenues resulting from the successful introduction of our new premium benefit offerings and the expansion of our season pass base. These revenue gains were offset somewhat by an increase in operating costs in the period. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and for a reconciliation to net income, see pages 33-34.

Third Quarter -

The fiscal three-month period ended September 30, 2012, consisted of a 13-week period and included a total of 1,177 operating days compared with 13 weeks and 1,253 operating days for the fiscal three-month period ended September 25, 2011. The variance in days is due to a shift in the operating calendar.

The following table presents key financial information for the three months ended September 30, 2012 and September 25, 2011:

	Three months ended	Three months ended	Increase (Decrease)
	9/30/2012	9/25/2011	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$553,445	$572,268	$(18,823)	(3.3)%
Operating costs and expenses	263,657	262,188	1,469	0.6%
Depreciation and amortization	60,747	63,448	(2,701)	(4.3)%
Loss on impairment / retirement of fixed assets	25,000	880	24,120	N/M
Operating income	$204,041	$245,752	$(41,711)	(17.0)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$292,309	$309,704	$(17,395)	(5.6)%
Adjusted EBITDA margin	52.8%	54.1%	—	(1.3)%
Attendance	11,960	12,933	(973)	(7.5)%
Per capita spending	$42.90	$40.84	$2.06	5.0%
Out-of-park revenues	$54,260	$58,879	$(4,619)	(7.8)%

For the quarter ended September 30, 2012, net revenues decreased 3%, or $18.8 million, to $553.5 million from $572.3 million in 2011. This decrease reflects a 5% increase in average in-park per capita spending, offset by an 8% decrease in combined attendance (973,000 visits), and an 8% ($4.6 million) decrease in out-of-park revenues. The decreases in net revenues and attendance was largely attributable to the decrease in operating days in the quarter due to the way the fiscal calendar fell in 2012 compared with 2011. In-park per capita spending increased primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. Out-of-park revenues decreased due to soft results in accommodations being somewhat offset by fees generated from our new e-commerce initiatives. The decrease in revenues for the third quarter of 2012 also reflects the negative impact of exchange rates on our Canadian operations ($2.4 million) during the period.

Operating costs and expenses for the quarter increased less than 1%, or $1.5 million, to $263.7 million from $262.2 million in the third quarter of 2011, the net result of a $1.4 million decrease in cost of goods sold, a $1.9 million increase in operating expenses and a $1.0 million increase in SG&A costs. Operating cost and expense variances between years were also affected by the fewer number of operating days in the current fiscal quarter, as discussed above. Depreciation and amortization expense for the quarter decreased $2.7 million due primarily to the reduction in operating days in the period, on which depreciation expense is based. During the current quarter, we recognized a non-cash charge to earnings of $25.0 million for the partial impairment of operating and non-operating fixed assets at Wildwater Kingdom.

Interest expense for the third quarter of 2012 was $26.9 million, representing an $14.5 million decrease from the interest expense for the third quarter of 2011. As mentioned in the nine-month discussion above, interest expense decreased primarily due to an approximate 300 bps decline in our effective interest rate. The decline in the effective interest rate is primarily due to lower fixed rates of LIBOR in debt associated derivative contracts, which declined from 5.62% in 2011 to 2.48% in 2012.

The net effect of our swaps during the third quarter was a non-cash benefit to earnings of $0.2 million, representing a decrease of $3.8 million from the prior year. This non-cash benefit reflects the regularly scheduled amortization of amounts in AOCI related to the swaps. During the 2012 third quarter, we also recognized a $15.0 million net benefit to earnings for unrealized/realized foreign currency gains, $14.7 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

During the quarter, a provision for taxes of $51.7 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $37.8 million in the same period a year ago. The variation in the tax provision recorded between periods is due primarily to the increase in income subject to tax. After interest expense and the provision for taxes, net income for the quarter totaled $140.7 million, or $2.51 per diluted limited partner unit, compared with net income of $152.2 million, or $2.73 per unit, for the third quarter a year ago.

It is important to note that the current three-month results were negatively impacted by 76 less operating days, due to the timing of the second and third quarter fiscal closes. Comparing the third quarters of 2012 and 2011 on a comparable operating-day basis, net revenues would have been up $20.8 million, or 4%, on an increase in average in-park guest per capita spending offset by a slight decrease in attendance and a 3% decrease in out-of-park revenues.

Operating costs and expenses on a comparable operating-day basis would have increased approximately $12.4 million, or 5%, on a $2.1 million increase in cost of goods sold, an $8.4 million increase in operating expenses, and $1.9 million increase in SG&A costs. The overall increase in costs and expenses also reflects the positive impact of exchange rates on our Canadian operations (approximately $0.6 million) during the third quarter. The increase in cost of goods sold is consistent with anticipated cost increases associated with our efforts to improve the quality of food and other product offerings at the parks in 2012. Consistent with our nine-month discussion above, operating expenses in the third quarter increased as a result of higher employment-related costs, higher maintenance and operating supply costs, and higher self-insurance expenses. The increase in SG&A expense for the quarter reflects an increase in operating supplies associated with the new e-commerce initiative and general park infrastructure improvements, offset slightly by a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests in the third quarter of 2011.

For the current quarter, Adjusted EBITDA decreased to $292.3 million from $309.7 million for the fiscal third quarter of 2011. The $17.4 million decrease in Adjusted EBITDA was due to the shift in operating days during the quarter. On a same week basis, Adjusted EBITDA would have increased $11.3 million due to incremental revenues resulting from the introduction of new premium benefit offerings, which contributed to increased average guest per capita spending, as well as an increase in attendance in the quarter. Partially offsetting these gains on a same week basis were higher park-level operating costs during the period related to park pre-opening and off-season maintenance projects and increases in costs to support 2012 initiatives, including a new e-commerce platform and infrastructure improvements. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and for a reconciliation to net income, see pages 33-34.

Twelve Months Ended September 30, 2012 -

The fiscal twelve-month period ended September 30, 2012, consisted of a 53-week period and included a total of 2,416 operating days compared with 52 weeks and 2,381 operating days for the fiscal twelve-month period ended September 25, 2011.

The following table presents key financial information for the twelve months ended September 30, 2012 and September 25, 2011:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	9/30/2012	9/25/2011	$	%
	(53 weeks)	(52 weeks)
	(Amounts in thousands)
Net revenues	$1,084,094	$1,013,316	$70,778	7.0%
Operating costs and expenses	701,915	650,925	50,990	7.8%
Depreciation and amortization	128,136	126,382	1,754	1.4%
Loss on impairment of goodwill and other intangibles	—	903	(903)	N/M
Loss on impairment/retirement of fixed assets	25,719	63,509	(37,790)	N/M
Operating income	$228,324	$171,597	$56,727	33.1%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$393,612	$366,376	$27,236	7.4%
Adjusted EBITDA margin	36.3%	36.2%	—	0.2%
Attendance	23,961	23,135	826	3.6%
Per capita spending	$41.44	$39.91	$1.53	3.8%
Out-of-park revenues	$119,460	$114,258	5,202	4.6%

Net revenues totaled $1,084.1 million for the twelve months ended September 30, 2012, increasing $70.8 million, from $1,013.3 million for the trailing twelve months ended September 25, 2011. The increase in revenues was due to an increase in attendance of 826,000 visits, or 4%, an increase in average in-park per capita spending of $1.53, or 4%, and an increase in out-of-park revenues of $5.2 million, or 5%. The attendance increase was due to an increase in season pass visitation as well as the effect of the extra operating days in the period. The increase in average in-park guest per capita spending is primarily due to new premium benefit offerings and the positive impact from new customer messaging and dynamic pricing. Out-of-park revenues increased due to our hotel properties and due to an increase in fees generated by our new e-commerce initiatives. The increase in revenues was also positively affected by the additional operating days in the current fiscal period.

When comparing the two twelve-month periods, operating costs and expenses increased $51.0 million, or 8%, to $701.9 million in 2012 from $650.9 million in 2011. The increase in operating costs and expenses was the net result of a $5.2 million increase in cost of goods sold, a $33.2 million increase in operating expenses and an increase of $12.6 million in selling, general and administrative costs. The increase in operating expenses is primarily attributable to higher employment related expenses of $15 million, $6 million of higher maintenance costs, $1 million in higher insurance costs, and $5 million of higher operating supply costs. The increase in wages is largely due to increased seasonal labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in insurance costs was primarily the result of claim settlements and increases in our reserves based on future estimated claim liabilities. As discussed in the nine- and three-month sections, maintenance costs increased primarily due to the earlier timing of planned off-season projects, as well as an increase in the number of projects designed to add to the guest experience. The increase in operating supply costs relates primarily to an increase in attendance over the past year, as well as incremental costs associated with the new e-commerce platform. The increase in SG&A costs includes $5 million in costs largely related to the launching of several new revenue initiatives for the 2012 season, as well as a $3 million increase in advertising expense as we transitioned to a new advertising agency for 2012. Employment related expenses increased $5 million primarily due to the receipt of a non-recurring payroll tax credit of $2.5 million recorded in the fourth quarter of 2010, as well as an increase in retirement expenses and non-recurring severance payments in the current twelve-month period. The overall increase in costs and expenses also reflects the positive impact of exchange rates on our Canadian operations (approximately $1.6 million) during the twelve-month period ended September 30, 2012.

Depreciation and amortization expense for the trailing-twelve-month periods increased $1.8 million between years due to the increase in capital spending during the current-year period compared with the prior year. During the twelve months ended September 30, 2012, we recognized $0.7 million in non-cash charges for the retirement of assets in the normal course of business. Additionally, we recorded a non-cash charge of $25.0 million for the partial impairment of operating and non-operating fixed assets at Wildwater Kingdom during the third quarter in 2012. This compares to a non-cash charges recognized during the twelve-month period ended September 25, 2011 of $62.0 million at California's Great America for the partial impairment of its fixed assets and $1.5 million for asset retirements across all properties. Additionally, a non-cash charge of $0.9 million was recorded during the fourth quarter of 2010 for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. It is important to note that each of our parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

After depreciation, amortization, loss on impairment of the trade-names, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the twelve months ended September 30, 2012 increased $56.7 million to $228.3 million compared with $171.6 million for the same period a year ago.

Interest expense for the twelve month period ended September 30, 2012 decreased $54.6 million to $116.4 million from $171.0 million for the prior twelve month period ended September 25, 2011. As mentioned in the nine-month discussion above, interest expense decreased primarily due to an approximate 300 bps decline in our effective interest rate. The decline in the effective interest rate is primarily due to lower fixed rates of LIBOR in debt associated derivative contracts, which declined from 5.62% in 2011 to 2.48% in 2012.

The net effect of our swaps during the period was a non-cash benefit to earnings of $10.9 million, representing an increase of $12.7 million from the same period ended September 25, 2011. This non-cash benefit reflects gains from marking the ineffective and de-designated swaps to market, offset somewhat by the regularly scheduled amortization of amounts in AOCI related to the swaps and foreign currency losses related to the U.S.-dollar denominated Canadian term loan in the current twelve month period. During the current twelve-month period, we also recognized a $18.7 million net benefit to earnings for unrealized/realized foreign currency gains and losses, $17.5 million of which represents an unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

A provision for taxes of $30.8 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries during the twelve-month period ended September 30, 2012, compared with a net benefit for taxes of $12.4 million during the same twelve-month period a year ago. The variation in the recorded tax provision between periods is due to the higher income subject to tax for the twelve-month period ending September 30, 2012 and the tax benefit of the impairment charge recorded in the previous twelve-month period.

After interest expense and the provision for taxes, net income for the twelve months ended September 30, 2012 was $110.8 million, or $1.98 per diluted limited partner unit, compared with net income of $8.1 million, or $0.15 per diluted limited partner unit, for the twelve months ended September 25, 2011.

It is important to note that due to the timing of the third quarter fiscal close results for the twelve-month period ended September 30, 2012 benefited from an additional week (53 weeks) compared to the twelve-month period ended September 25, 2011 (52 weeks). Comparing the twelve-month periods for both 2012 and 2011 on a 53-week basis, net revenues would have been up $56.2 million, or 5%, on increases in attendance, in-park guest per capita spending and out-of-park revenues. On a comparable 53-week basis, attendance would have increased 479,000 visits, due to an increase in season pass attendance, and in-park per capita spending would have increased $1.56, or 4%, primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. Over that same comparable basis, out-of-park revenues would have increased by approximately $3.5 million, or 3%.

On a comparable 53-week basis, operating costs and expenses would have increased approximately $40.3 million, or 6%, on a $4.2 million increase in cost of goods sold, an $25.8 million increase in operating expenses, and $10.4 million increase in SG&A costs. The overall increase in costs and expenses also reflects the favorable impact of exchange rates on our Canadian operations (approximately $1.6 million) during the period. The increase in cost of goods sold is consistent with anticipated cost increases associated with our efforts to improve the quality of food and other product offerings at the parks in 2012. Consistent with our nine- and three-month discussions above, operating expenses for the twelve-month period increased as a result of higher employment-related costs, higher maintenance and operating supply costs, and higher self-insurance expenses. The higher employment-related costs reflect normal merit increases, increases in health-related benefit costs, an overall increase in seasonal labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, the overall effect of increased attendance, and non-recurring severance payments. Employment related costs also increased as result of the non-recurring payroll tax credit of $2.5 million recorded in the fourth quarter of 2010. The higher maintenance costs in the current-year twelve-month period relate primarily to the earlier timing of planned off-season projects, which was possible as a result of the mild early-season weather in 2012. The increase in operating supplies was driven by higher attendance and new initiatives to expand or enhance live entertainment at the parks, as well as incremental costs associated with our new e-commerce platform. The increase in public liability and workers compensation expense was the result of a claim settlement in the first quarter of 2012 and increases in our reserves based on management's estimates of future claims. The higher SG&A costs reflect incremental costs associated with the launching of several new revenue initiatives for the 2012 season, including the new e-commerce platform, general park infrastructure improvements, and an increase in advertising expenses as we transitioned to a new advertising agency for 2012. These increases in SG&A costs were somewhat offset by a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests in 2011.

For the twelve-month period ended September 30, 2012, Adjusted EBITDA increased to $393.6 million compared with $366.4 million for the twelve months ended September 25, 2011, while our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased slightly to 36.3% from 36.2% a year ago. A portion of this increase in Adjusted EBITDA was due to the extra week in the current fiscal twelve-month period. On a same-week basis, Adjusted EBITDA would have been up $23.4 million, or 6%, year over year, due to revenue growth driven by increased attendance and the strong 2011 fourth quarter operating performance. These gains were offset somewhat by incremental operating costs associated with the higher attendance and new operating initiatives for 2012. For the comparable twelve-month periods, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) would have increased 30 bps to 36.3% from 36.0% last year. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and for a reconciliation to net income, see pages 33-34.
October 2012 -

Based on preliminary results through the end of October, revenues for the first ten months of the year increased approximately $37 million to $1,036 million from $999 million for the same period a year ago. The revenue increase is the result of a 4% increase in average in-park guest per capita spending to $42.00 and attendance levels that were comparable with last year's record results (22.7 million visits). Out-of-park revenues of approximately $108 million through October were also comparable with this time last year.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2012 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.0 at September 30, 2012 reflects the impact of our seasonal business. Cash, receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

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

In May 2012, the Partnership prepaid $16 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment, as well as additional optional long-term debt prepayments made in August 2011 and September 2012 of $18 million and $9 million, respectively, the Company has no scheduled term-debt principal payments until the first quarter of 2015.
At the end of the quarter, we had a total of $1,131.1 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $400.7 million of fixed-rate debt (including OID), no outstanding borrowings under our revolving credit facility, and cash on hand of $96.1 million. After letters of credit, which totaled $16.5 million at September 30, 2012, we had $243.5 million of available borrowings under the revolving credit facility under the Amended 2010 Credit Agreement.

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
In order to maintain fixed interest costs on a portion of our domestic term debt, in September 2010 we entered into several interest rate swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to our credit agreement, the LIBOR floor on the term loan portion of our credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the September 2010 swaps as of the end of February 2011.
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
In May 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at September 30, 2012 was a liability of $34.7 million, which was recorded in "Derivative Liability" on the condensed consolidated balance sheet.
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
In addition to other covenants and provisions, including those discussed below, the Amended 2010 Credit Agreement contains an initial three-year requirement (from July 2010) that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of September 30, 2012, we were in compliance with this requirement.
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

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the third quarter of 2012, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. Based on our trailing-twelve-month results ending September 30, 2012, our Consolidated Leverage Ratio was 3.89x, providing $138.3 million of EBITDA cushion on the ratio at the end of the third quarter. We were in compliance with all other covenants under the Amended 2010 Credit Agreement as of September 30, 2012.
The Amended 2010 Credit Agreement allows restricted payments of up to $20 million annually so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. In 2012, additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x, measured on a trailing-twelve-month quarterly basis.
The terms of the indenture governing our notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2012 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on August 9, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, which was paid on September 15, 2012, and on November 6, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, payable December 17, 2012, which will bring our total distributions paid in 2012 to $1.60 per limited partner unit.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.5 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 30, 2012. We have no other significant off-balance sheet financing arrangements.

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
After considering the impact of interest rate swap agreements, approximately $1.2 billion of our outstanding long-term debt represents fixed-rate debt and approximately $331.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $61 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to an increase of approximately $2.5 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $5.4 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2012, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal controls over financial reporting in connection with its 2012 third-quarter evaluation, or subsequent to such evaluation, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed. In March of 2012 Mr. Falfas and the Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio. The parties participated in mediation on May 7, 2012 at the direction of the Court of Appeals. The mediation did not result in a settlement. As a result the matter will now proceed through the normal appeal process which typically takes six to nine months to complete. Briefs have been filed and the parties are awaiting scheduling of oral argument. The Partnership believes the liability recorded as of September 30, 2012 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5. OTHER INFORMATION

The Partnership uses the composite depreciation method for the group of assets acquired as a whole in 1983, as well as for groups of assets in each subsequent business acquisition. Upon the normal retirement of an asset within a composite group, the Partnership's practice generally has been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of the Partnership's financial statements for the interim period ended July 1, 2012, management determined that this methodology was not appropriate. As a result, the Partnership revised the useful lives of its composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). Management evaluated the amount and nature of these adjustments and concluded that they were not material to either the Partnership's prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been corrected for this error. The Partnership expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Partnership's Annual Report on Form 10-K for the year ending December 31, 2012.

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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 7, 2012	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	November 7, 2012	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes