Form 10-K
period 2012-12-31
CEDAR FAIR L P
filed 2013-02-25
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 29, 2012 of $29.97 per unit was approximately $1,610,275,543.

Number of Depositary Units representing limited partner interests outstanding as of February 15, 2013: 55,621,713

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June 2013.
************
The Exhibit Index is located on page 69
Page 1 of 76 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner") whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, four outdoor water parks, one indoor water park and five hotels.

In 2012, the Partnership entertained more than 23 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a contract to manage and operate Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and four separately gated outdoor water parks. Two of the outdoor water parks are located adjacent to Cedar Point and Knott's Berry Farm, the third is in Palm Springs, California, and the fourth is Wildwater Kingdom (formerly known as Geauga Lake) located near Cleveland in Aurora, Ohio. All rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The four outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximately 130- to 140-day operating season. Knott's Berry Farm is open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point

Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, it's approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity. For 15 consecutive years Cedar Point has been voted the "Best Amusement Park in the World" in Amusement Today's international survey. Attractive to both families and thrill-seekers, the park features 15 world-class roller coasters, including many record-breakers, and four children's areas.  Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence (Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint and Lansing) include approximately 15 million people.

Located adjacent to the park is Soak City, a separately gated water park that features more than 20 water rides and attractions, as well as Challenge Park, which features several extra-charge attractions including a 18-hole themed miniature golf course and two go-kart tracks.

Wildwater Kingdom, located near Cleveland, Ohio, is a seasonal water-park that is operated as a division of Cedar Point. The park offers many water rides and attractions, including numerous water slides, a giant wave pool, a lazy river inner tube ride and two children's areas, as well as various food and merchandise shops.

Cedar Point also owns and operates four hotels. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme with 237 hotel rooms centered around a 38,000-square-foot indoor water park. The park's largest hotel, the historic Hotel Breakers, has more than 600 guest rooms. Hotel Breakers has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center, an indoor pool and two outdoor pools. Located near the Causeway entrance to the park, Breakers Express is a 350-room, limited-service seasonal hotel. In addition to Hotel Breakers and Breakers

Express, Cedar Point offers the lake-front Sandcastle Suites Hotel, which features 187 suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.
Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dock facilities for more than 740 boats, including floating docks and full guest amenities. In addition, Cedar Point Marina features two restaurants accessible by the general public. Castaway Bay Marina is a full-service marina featuring 180 slips. Camper Village includes more than 100 RV campsites and Lighthouse Point, which offers lake-front cottages, cabins and full-service RV campsites.
The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house approximately 3,500 of the park's approximately 4,100 seasonal and part-time employees.

Knott's Berry Farm

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County and a large national and international tourism population.
The park is renowned for its seasonal events, including a special Christmas promotion, “Knott's Merry Farm,” and a Halloween event called “Knott's Scary Farm,” which has been held for more than 40 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey.
The Partnership also owns and operates two water parks in California. Adjacent to Knott's Berry Farm is “Knott's Soak City-Orange County,” a separately gated seasonal water park that features more than 20 water rides and attractions. “Knott's Soak City-Palm Springs” is a 17-acre seasonal water park, located in Palm Springs, California, that offers 20 separate water rides and attractions, including 13 water slides, a giant wave pool, a lazy river inner tube ride and a children's activity area, as well as various food and merchandise shops.
The Partnership also owns and operates the Knott's Berry Farm Hotel, a 320-room, full-service hotel located adjacent to Knott's Berry Farm, which features a pool, tennis courts and meeting/banquet facilities.
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

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been named the "Best Kids' Area in the World" for 12 consecutive years by Amusement Today.

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

The Partnership also owns a dormitory facility located adjacent to Kings Dominion that houses up to 440 of the park's approximately 3,100 seasonal employees.

Carowinds

Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park's total market area includes approximately 14 million people.

The park also offers Camp Wilderness Resort, a camping area that features a convenience and merchandise store, laundry facilities, and a swimming pool. The campground has more than 140 RV sites, 56 spacious tent and pop-up sites, and 15 luxury cabins. The campground also offers a free shuttle service between the campground and amusement park.

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

The Partnership also owns a dormitory facility located adjacent to Valleyfair that houses up to 420 of the park's approximately 1,750 seasonal employees.

Worlds of Fun

Worlds of Fun, which opened in 1973, and Oceans of Fun, which opened in 1982, were acquired by the Partnership in 1995. Located in Kansas City, Missouri, Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

Oceans of Fun is located adjacent to Worlds of Fun, and beginning in the 2013 season is included in the park's admission fee. Oceans of Fun features a wide variety of water attractions, including numerous water slides, a giant wave pool, a lazy river inner tube ride and children's areas, as well as various food and merchandise shops.

Worlds of Fun also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park in 20 wood-side cottages, 22 log cabins and 80 deluxe RV sites. Also, included within the Village is a clubhouse with a swimming pool and arcade games.

Michigan's Adventure

Michigan's Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located near Muskegon, Michigan serves a total market area of approximately 5 million people, principally from central and western Michigan and eastern Indiana.

CAPITAL EXPENDITURES AND WORKING CAPITAL

The Partnership believes that annual park attendance is influenced by the investment in new attractions from year to year. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made in the period from October through May, prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

During the operating season, the Partnership carries significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. Amounts are substantially reduced in non-operating periods. Seasonal working capital needs are funded with revolving credit facilities, which are established at levels sufficient to accommodate the Partnership's peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced daily with the Partnership's positive cash flow during the seasonal operating period.

COMPETITION

In general, the Partnership competes for discretionary spending with all aspects of the recreation industry within its primary market areas, including several destination and regional amusement parks. The Partnership also competes with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.

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

All rides are run and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides per Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency.

EMPLOYEES

The Partnership has approximately 1,700 full-time employees. During the operating season, the Partnership employs in aggregate approximately 41,000 seasonal and part-time employees, many of whom are high school and college students. Approximately 3,500 of Cedar Point's seasonal employees, 400 of Valleyfair's seasonal employees, and 440 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

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

See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	54
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

Richard A. Zimmerman	52
Richard Zimmerman has served as Chief Operating Officer since October of 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007. Before serving as Executive Vice President, he served as Vice President and General Manager of Kings Dominion since 1998.

Brian C. Witherow	46
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. He served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	57
Phil Bender has served as Executive Vice President, Operations, since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Robert A. Decker	52	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	59
Craig Freeman has served as Corporate Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott's Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	47
Duff Milkie has served as Corporate Vice President and General Counsel since February 2008 and Corporate Secretary since February 2012. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

David R. Hoffman	44
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Before joining Cedar Fair in 2006, he served as a tax consultant with Ernst & Young.

Kelley Semmelroth	48
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, Kelley served as Senior Vice President, Marketing Planning Director for TD Bank beginning in 2010. From 2005 to 2010, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America.

ITEM 1A. RISK FACTORS.

We compete for discretionary spending and discretionary free-time with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
Our parks compete for discretionary spending and discretionary free-time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. The continued uncertainty regarding regional economic conditions and any deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season-pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

The uncertain economic conditions, such as high unemployment rates, have affected our guests' levels of discretionary spending. A continued decrease in discretionary spending due to decreases in consumer confidence in the economy, a continued economic slowdown or further deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The continued materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.
Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, which would negatively affect our revenues. We believe that our ownership of many parks in different geographic locations reduces, but does not completely eliminate, the effect that adverse weather can have on our consolidated results.

The operating season at most of our parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130- to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionately adverse effect upon our revenues.

Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect our business, financial condition or results of operations.

Cyber-security risks and the failure to maintain the integrity of internal or customer data could result in damages to our reputation and/or subject us to costs, fines or lawsuits.
In the normal course of business, we collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of such data is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our parks, products and services to our guests. Furthermore, if a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Although we have not had any cyber-security incidents resulting in a breach, any security breach could expose us to risks of data loss, which could harm our reputation and result in remedial and other costs, fines or lawsuits. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.

Our business depends on our ability to meet our workforce needs.
Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations and cash flows may be adversely affected. In addition, we employ a significant seasonal workforce. We recruit year-round to fill thousands of seasonal staffing positions each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. There is no assurance that we will be able to recruit and hire adequate seasonal personnel as the business requires or that we will not experience material increases in the cost of securing our seasonal workforce in the future.

Increased costs of labor and employee health and welfare benefits may impact our results of operations.
Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs, due to competition, increased minimum wage or employee benefit costs, including health care costs, or otherwise, could adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and proposed amendments thereto contain provisions which could materially impact our future health-care costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

If we lose key personnel, our business may be adversely affected.
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of the services of our key employees could have a materially adverse effect on our business.

The high fixed cost structure of amusement park operations can result in significantly lower margins if revenues decline.
A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

There is a risk of accidents occurring at amusement parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. All of our amusement parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks.

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
Unfavorable general economic conditions, such as high unemployment rates, a constrained credit market, and higher prices for consumer goods, may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme/amusement park industry. Market turmoil, coupled with a reduction of business activity, generally increases our risks related to our status as an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, such as our credit facilities. The soundness of these counter-parties could adversely affect us. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.
Our credit agreement and the indenture governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•	pay distributions on or make distributions in respect of our capital stock or units or make other restricted payments;

•	incur additional debt or issue certain preferred equity;

•	make certain investments;

•	sell certain assets;

•	create restrictions on distributions from restricted subsidiaries;

•	create liens on certain assets to secure debt;

•	consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

Our credit agreement requires us to meet certain maximum leverage ratios and minimum fixed charge coverage ratios and the failure to do so may constitute an event of default under our credit agreement. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The most critical of these ratios is the Consolidated Leverage Ratio. The maximum allowed ratio, as set forth in our credit agreement, is 6.00x Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA. Based on 2012 results, our Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA ratio at December 31, 2012 was in compliance with the covenant at 3.94x, providing $133.6 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratio. In spite of this sizable cushion, to the extent that our 2013 attendance levels are negatively impacted by deteriorating economic and market conditions, and Consolidated EBITDA falls below approximately $256 million, based on debt levels at December 31, 2012, our ability to satisfy the Consolidated Leverage Ratio would be difficult.

Our credit agreement and the indenture governing our notes also contain liquidity ratios that govern restricted payments, including our ability to declare and pay partnership distributions. Under the terms of the credit agreement, beginning in 2012 our ability to make restricted payments is permitted based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined), measured on a quarterly basis. Under the terms of the indenture governing our notes, our ability to make restricted payments in 2012 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x Consolidated Total Indebtedness (including average revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis. As of December 31, 2012, Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was 4.08x, providing $55.0 million of Consolidated Cash Flow cushion on the ratio.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2012, after giving consideration to current outstanding interest-rate swap arrangements, we had $331.1 million of indebtedness under our term loan facility that accrues interest at a variable rate and $1,201.1 million that is either fixed or swapped to a fixed rate. After giving consideration to the swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $1,552.5 million of outstanding indebtedness as of December 31, 2012 (after giving effect to $16.4 million of outstanding letters of credit under our revolving credit facility and $3.9 million of unamortized original issue discount on our notes).
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

Despite our substantial indebtedness, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

Turmoil in the credit and capital markets could impede our future ability to refinance our long term debt or prevent us from obtaining additional funds required to effectively operate our business, including funds from our revolving credit facility.
From 2008 through 2010, U.S. and global credit markets experienced significant disruption, making it difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value resulted in a reduction of public offerings of equity securities. If these conditions return, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long-term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long-term debt as of December 31, 2012 of $1,536.1 million (before reduction of $3.9 million of original issue discount on our notes).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. Wildwater Kingdom, located near Cleveland, Ohio, is situated on approximately 670 total acres, of which 65 acres have been developed and are in use at the water park and an additional 65 acres are available for future expansion. The remaining acreage is available for sale or for future development.

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

Knott's Berry Farm and Knott's Soak City-Orange County, located in California, are situated on approximately 147 acres and 13 acres, respectively, virtually all of which have been developed. Knott's Soak City-Palm Springs is located on 23 acres, of which 17 acres have been developed and 6 acres remain available for future expansion.

Kings Island, located in Ohio, is situated on approximately 677 acres, of which 349 acres have been developed and 328 acres remain available for future expansion.

Canada's Wonderland, located near Toronto in Vaughn, Ontario, is situated on approximately 290 acres, virtually all of which have been developed.

Kings Dominion, located in Virginia, is situated on approximately 738 acres, of which 279 acres have been developed and 459 acres remain available for future expansion.

Dorney Park, located in Pennsylvania, is situated on approximately 208 acres, of which 181 acres have been developed and 27 acres remain available for future expansion.

Carowinds, located in Charlotte, North Carolina, is situated on approximately 398 acres, of which 299 acres have been developed and 99 acres remain available for future expansion.

Valleyfair, located in Minnesota, is situated on approximately 180 acres, of which 113 acres have been developed and approximately 77 additional acres remain available for future expansion.

Worlds of Fun, located in Missouri, is situated on approximately 330 acres, of which 230 acres have been developed and 100 acres remain available for future expansion or other uses.

Great America, located in California, is situated on approximately 165 acres, virtually all of which have been developed.

Michigan's Adventure, located in Michigan, is situated on approximately 250 acres, of which 119 acres have been developed and 131 acres remain available for future expansion.

The Partnership, through its subsidiary Cedar Point of Michigan, Inc., also owns approximately 450 acres of land in southern Michigan. This land is currently under contract to be sold.

All of the Partnership's property is owned in fee simple, with the exception of Great America in Santa Clara, California, and encumbered by the Partnership's credit agreement. The Partnership leases the land at Great America from the City of Santa Clara through a long-term lease agreement that is renewable in 2039 with options to terminate at the Partnership's discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22,

2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed. In March of 2012 Mr. Falfas and the Partnership both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio. The parties participated in mediation on May 7, 2012 at the direction of the Court of Appeals. The mediation did not result in a settlement. As a result the matter will now proceed through the normal appeal process which typically takes six to nine months to complete. Briefs have been filed, oral arguments were held on December 12, 2012, and the parties are now awaiting a decision from the Court. The Partnership believes the liability recorded as of December 31, 2012 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

The Partnership is party to various other legal actions arising in the normal course of business. The Partnership does not expect to incur any material liability by reason of such actions.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2013, there were approximately 6,700 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plans, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2012	Distribution	High	Low
4th quarter	$0.40	$37.69	$30.90
3rd quarter	0.40	34.96	30.06
2nd quarter	0.40	31.74	25.24
1st quarter	0.40	29.98	21.75

2011
4th quarter	$0.70	$23.73	$16.86
3rd quarter	0.12	21.96	16.44
2nd quarter	0.10	22.69	18.09
1st quarter	0.08	20.00	15.03

The Partnership's credit agreement, as amended on February 25, 2011, includes provisions that allow the Partnership to make restricted payments up to $20 million at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis. Per the terms of the indenture governing the Partnership's notes, the ability to make restricted payments is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x Consolidated Total Indebtedness (including average revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2007.

	Base Period	Return
	2007	2008	2009	2010	2011	2012
Cedar Fair, L.P.	$100.00	$65.00	$67.27	$90.89	$135.09	$221.22
S&P 500	100.00	63.00	79.67	91.66	93.59	106.14
S&P 400	100.00	63.77	87.61	110.95	109.03	126.55
S&P Movies and Entertainment	100.00	58.13	30.44	25.34	28.22	37.99

ITEM 6. SELECTED FINANCIAL DATA.

	2012 (2)	2011	2010 (3)	2009 (4)	2008 (5)
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$1,068,454	$1,028,472	$977,592	$916,075	$996,232
Operating income (1)	232,642	236,736	151,669	183,890	134,521
Income (loss) before taxes (1)	132,581	81,963	(30,382)	48,754	5,369
Net income (loss) (1)	101,216	70,746	(33,052)	34,184	6,380
Net income (loss) per unit - basic (1)	1.82	1.28	(0.60)	0.62	0.12
Net income (loss) per unit - diluted (1)	1.81	1.27	(0.60)	0.61	0.12
Balance Sheet Data
Total assets (1)	$2,027,622	$2,055,958	$2,065,877	$2,130,932	$2,173,229
Working capital (deficit)	2,904	(104,928)	(98,518)	(70,212)	(50,705)
Long-term debt	1,532,180	1,556,379	1,579,703	1,626,346	1,724,075
Partners' equity (1)	159,260	141,800	121,628	113,839	94,008
Distributions
Declared per limited partner unit	$1.60	$1.00	$0.25	$1.23	$1.92
Paid per limited partner unit	1.60	1.00	0.25	1.23	1.92
Other Data
Depreciation and amortization (1)	$127,339	$125,837	$128,856	$134,398	$125,240
Adjusted EBITDA (6)	390,954	374,576	359,231	316,512	355,890
Capital expenditures	96,232	90,190	71,706	69,136	83,481
Combined attendance (7)	23,300	23,386	22,794	21,136	22,720
Combined in-park guest per capita spending (8)	$41.95	$40.03	$39.21	$39.56	$40.13

Notes:

(1)	Historical figures have been adjusted to reflect changes due to the immaterial restatement as described in Note 13 to the Consolidated Financial Statements in Item 8.

(2)	Operating results for 2012 include a non-cash charge of $25.0 million for the impairment of long-lived assets at Wildwater Kingdom.

(3)
Operating results for 2010 include a loss on debt extinguishment of $35.3 million and a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were originally recorded with the PPI acquisition.

(4)
Operating results for 2009 include a gain of $23.1 million for the sale of excess land near Canada's Wonderland and a $4.5 million non-cash charge for the impairment of trade-names originally recorded with the PPI acquisition.

(5)	Operating results for 2008 include an $87.0 million non-cash charge for the impairment of goodwill and other indefinite-lived intangibles originally recorded with the PPI acquisition in 2006.

(6)
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

(7)	Combined attendance includes attendance figures from the eleven amusement parks, all separately gated outdoor water parks, and Star Trek: The Experience, which closed in September 2008.

(8)
Combined in-park guest per capita spending ("per capita spending") includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	2012	2011	2010	2009	2008
	(In thousands )
Net income (loss)	$101,216	$70,746	$(33,052)	$34,184	$6,380
Interest expense	110,619	157,185	150,285	124,706	129,561
Interest income	(68)	(157)	(1,154)	(44)	(970)
Provision (benefit) for taxes	31,365	11,217	2,670	14,570	(1,011)
Depreciation and amortization	127,339	125,837	128,856	134,398	125,240
EBITDA	370,471	364,828	247,605	307,814	259,200
Loss on early extinguishment of debt	—	—	35,289	—	—
Other expense, net	—	—	—	—	361
Net effect of swaps	(1,492)	(13,119)	18,194	9,170	—
Unrealized foreign currency (gain) loss	(9,181)	9,830	(17,464)	—	—
Equity-based compensation	3,265	(239)	(89)	(26)	716
Loss on impairment of goodwill and other intangibles	—	—	2,293	4,500	86,988
Loss on impairment/retirement of fixed assets, net	30,336	2,565	62,752	244	8,425
Gain on sale of other assets	(6,625)	—	—	(23,098)	—
Terminated merger costs	—	230	10,375	5,619	—
Refinancing costs	—	955	—	832	200
Licensing dispute settlement costs	—	—	—	1,980	—
Class action settlement costs	—	—	276	9,477	—
Other non-recurring costs (1)	4,180	9,526	—	—	—
Adjusted EBITDA	$390,954	$374,576	$359,231	$316,512	$355,890

(1)
Other non-recurring costs as defined in the 2010 Amended Credit Agreement, include litigation expenses and costs for SEC compliance matters related to Special Meeting requests, costs associated with the relocation of a future ride, and costs associated with the transition to a new advertising agency.

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

Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President, Operations, and the park general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2012		2011		2010
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$612.1	57.3%	$596.0	57.9%	$568.8	58.2%
Food, merchandise and games	342.2	32.0%	349.5	34.0%	337.3	34.5%
Accommodations and other	114.1	10.7%	83.0	8.1%	71.5	7.3%
Net revenues	1,068.4	100.0%	1,028.5	100.0%	977.6	100.0%
Operating costs and expenses	684.7	64.1%	663.3	64.5%	632.0	64.6%
Depreciation and amortization	127.3	11.9%	125.8	12.2%	128.9	13.2%
Loss on impairment of goodwill and other intangibles	—	—%	—	—%	2.3	0.2%
Loss on impairment / retirement of fixed assets	30.3	2.8%	2.6	0.3%	62.8	6.4%
Gain on sale of other assets	(6.6)	(0.6)%	—	—%	—	—%
Operating income	232.7	21.8%	236.8	23.0%	151.6	15.5%
Interest and other expense, net	110.6	10.3%	158.0	15.4%	149.2	15.3%
Net effect of swaps	(1.5)	(0.1)%	(13.1)	(1.3)%	18.2	1.9%
Loss on early debt extinguishment	—	—%	—	—%	35.3	3.6%
Unrealized / realized foreign currency (gain) loss	(9.0)	(0.8)%	9.9	1.0%	(20.6)	(2.1)%
Provision for taxes	31.4	2.9%	11.2	1.1%	2.6	0.3%
Net income (loss)	$101.2	9.5%	$70.8	6.9%	$(33.1)	(3.4)%
Other data:
Combined attendance (in thousands)	23,300		23,386		22,794
Combined in-park guest per capita spending	$41.95		$40.03		$39.21

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

Upon the normal retirement of an asset within a composite group, our practice generally had been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements for the three months ended July 1, 2012, management determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). We evaluated the amount and nature of these adjustments and concluded that they were not material to either our prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in this filing have been updated for this corrected estimate.

As part of a routine review by the Division of Corporation Finance of the SEC of the Partnership's Form 10-K for the year ended December 31, 2011, the Partnership received staff comments on December 20, 2012 and January 30, 2013.  The Partnership is responding to the staff comments received on January 30, 2013 that requests information related to our use of the composite method of depreciation for acquired assets.  The

Partnership has determined that it is preferable to change from the composite method of depreciation to the unit method of depreciation with the change expected to be effective January 1, 2013.  The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively.   This prospective application will result in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis.  Once under the unit method of depreciation, all gains or losses on prospective asset retirements will result in an adjustment to earnings rather than to accumulated depreciation which is the case for normal retirements under the composite method of depreciation.  We are in the process of determining the impact of this change. Based on our analysis to date, we do not believe such a change will have a material effect on our financial position or liquidity in future periods, but it is possible that future asset retirements could have a material impact on earnings in the periods such items occur.

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

At the end of the third quarter of 2012, the Partnership concluded based on 2012 operating results through the third quarter and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, the Partnership concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing its review of the updated market value of the land, the Partnership determined the land was impaired. The Partnership recognized a total of $25.0 million of fixed-asset impairment for operating and non-operating assets during the third quarter of 2012.

There was no impairment of long-lived assets in 2011.

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

For both 2012 and 2011, we completed the review of goodwill and other indefinite-lived intangibles as of December 31, 2012 and December 31, 2011, respectively, and determined the goodwill was not impaired at either balance sheet date.

The change in accounting principle related to changing the annual goodwill impairment testing date did not delay, accelerate, avoid or cause an impairment charge. As it was impracticable to objectively determine operating and valuation estimates for periods prior to December 31, 2010, we have prospectively applied the change in the annual goodwill impairment testing date from December 31, 2010.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods. At December 31, 2012, all reporting units with goodwill had fair values in excess of their carrying values by greater than 10%.

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

Revenue Recognition

Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on admission tickets for the next operating season, including season passes, are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings, are included in Accommodations and other revenue.

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

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2011, the Partnership had recorded a $17.3 million valuation allowance related to the deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the accumulated federal net operating loss carryforward, the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2012, we claimed and received refunds of $10.4 million for foreign taxes paid in previous years. The recovery of prior year taxes resulted in a redetermination of the foreign tax credit carryforwards and a $6.1 million reduction in the valuation allowance related to these carryforwards. Also during 2012, we continued to utilize the federal tax net operating loss carryforward and updated our long term estimates of domestic and foreign source income. Based on these updated estimates, we believe no additional adjustments to the valuation allowance was warranted. The total valuation allowance reduction results in a $6.0 million tax benefit in 2012. As of December 31, 2012, we had $31.2 million of deferred tax assets associated with the foreign tax credit carryforwards and an $11.3 million related valuation allowance.

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

Results of Operations

2012 vs. 2011

The following table presents key operating and financial information for the years ended December 31, 2012 and 2011 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/12	12/31/11	$	%

Net revenues	$1,068,454	$1,028,472	$39,982	3.9%
Operating costs and expenses	684,762	663,334	21,428	3.2%
Depreciation and amortization	127,339	125,837	1,502	1.2%
Loss on impairment/retirement of fixed assets	30,336	2,565	27,771	N/M
Gain on sale of other assets	(6,625)	—	(6,625)	N/M
Operating income	$232,642	$236,736	$(4,094)	(1.7)%
Other Data:
Adjusted EBITDA (1)	$390,954	$374,576	$16,378	4.4%
Adjusted EBITDA margin	36.6%	36.4%	—	0.2%
Attendance	23,300	23,386	(86)	(0.4)%
Per capita spending	$41.95	$40.03	$1.92	4.8%
Out-of-park revenues	$116,767	$117,556	$(789)	(0.7)%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 15-16.

Consolidated net revenues totaled $1,068.5 million in 2012, increasing $40.0 million, from $1,028.5 million in 2011. The 4% increase in revenues reflects a 5%, or $1.92, increase in average in-park guest per capita spending compared with a year ago and a less than 1%, or 0.1 million-visit, decrease in attendance. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. The slight decrease in attendance for 2012 compared to 2011 was largely due to less than favorable weather that the parks experienced during the fourth quarter of 2012. Despite the slight decrease in overall attendance, the parks experienced growth in the number of season passes sold, as well as season pass visits, which was a focus of management heading into the 2012 season. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a record number of season passes sold in 2012.

The increase in 2012 revenues was somewhat offset by a decrease of less than 1%, or approximately $0.8 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The decrease in out-of-park revenues was primarily driven by softness in our overall hotel properties performance in 2012. The increase in revenues for the fiscal year also reflects the negative impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $4.0 million) during 2012.

Operating costs and expenses increased $21.4 million, or 3%, to $684.7 million versus $663.3 million for 2011 and were in line with expectations. The increase in costs and expenses was the result of a $3.0 million increase in cost of goods sold, a $20.5 million increase in operating expenses, offset somewhat by a $2.1 decrease in selling, general and administrative costs. The 3% increase in cost of goods sold is consistent with anticipated cost increases associated with our efforts to improve the quality of food and other product offerings at the parks in 2012. Operating expenses increased due to several factors, including higher employment-related costs, higher operating supply costs, and higher self-insurance expenses. Employment-related costs increased approximately $11.0 million due to normal merit increases, increases in health-related benefit costs, additional staffing levels associated with new premium benefit offerings and other initiatives aimed at improving the overall guest experience, and non-recurring severance payments. Operating supplies and expenses increased approximately $4.6 million due primarily to initiatives to expand or enhance live entertainment at the parks, as well as incremental costs associated with our new e-commerce platform. During the year, public liability and workers compensation expense increased $3.3 million due to claim settlements and an increase in our reserves based on management's estimates of future claims. The decrease in selling, general and administrative costs was due to a decrease in employment-related costs ($1.5 million) and professional and administrative costs ($7.6 million), offset by an increase in operating supplies ($4.8 million) and advertising fees ($2.4 million). The decrease in employment costs was primarily due to a decrease in costs associated with a legal accrual made in 2011, offset somewhat by higher wages and benefits due to normal merit increases and additional staffing. Professional and administrative fees decreased primarily due to a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests in 2011. The operating supplies and advertising increases were due to incremental costs to support 2012 operating initiatives including general infrastructure improvements. The overall increase in costs and expenses also reflects the positive impact of exchange rates on our Canadian operations ($1.3 million) during 2012.

The loss on impairment/retirement of fixed assets, net, during 2012 totaled $30.3 million, reflects a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom along with losses on other retirements in the normal course of business. During 2012, two non-core assets were sold at gains totaling $6.6 million. In 2011, a charge of $2.6 million for the retirement of fixed assets in the normal course of business was recorded.

Depreciation and amortization expense for 2012 increased $1.5 million compared with 2011 due to the increase in capital spending in 2012 when compared with the prior year. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for 2012 decreased $4.1 million to $232.7 million from $236.8 million in 2011.

Interest expense for the year decreased $46.6 million to $110.6 million from $157.2 million in 2011. The reduction in interest expense was primarily attributable to an approximate 300 basis point (bps) decline in our effective interest rate, the result of lower fixed rates on London InterBank Offered Rate (LIBOR) within our interest-rate swap contracts. The average fixed LIBOR rate in our swap agreements declined from 5.62% in 2011 to 2.48% in 2012. Additionally during 2012, $25.0 million of term debt principal payments were made, reducing our average debt outstanding.

During 2012, the net effect of our swaps was recorded as a benefit to earnings of $1.5 million compared to a benefit to earnings of $13.1 million in 2011. The difference reflects the regularly scheduled amortization of amounts in Accumulated Other Comprehensive Income ("AOCI") related to the swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During 2012, we also recognized a $9.0 million net benefit to earnings for unrealized/realized foreign currency gains, which included a $9.2 million unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

A provision for taxes of $31.3 million was recorded in 2012, consisting of a provision for the tax attributes of our corporate subsidiaries of $22.6 million and a provision for publicly traded partnership (PTP) taxes of $8.7 million. This compares with a provision for taxes of $11.2 million in 2011, consisting of a provision for the tax attributes of our corporate subsidiaries of $2.9 million and a provision for PTP taxes of $8.3 million.

After interest expense and provision for taxes, net income for the period totaled $101.2 million, or $1.81 per diluted limited partner unit, compared with net income of $70.7 million, or $1.27 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 15-16). In 2012, Adjusted EBITDA increased $16.4 million, or 4%, to $391.0 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 20 bps to 36.6% from 36.4% in 2011. The increase in Adjusted EBITDA was due to the increase in revenues resulting from the successful introduction of our new premium benefit offerings and dynamic pricing initiatives, as well as the successful expansion of our season pass base.

Results of Operations

2011 vs. 2010

The following table presents key operating and financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/11	12/31/10	$	%

Net revenues	$1,028,472	$977,592	$50,880	5.2%
Operating costs and expenses	663,334	632,022	31,312	5.0%
Depreciation and amortization	125,837	128,856	(3,019)	(2.3)%
Loss on impairment of goodwill and other intangibles	—	2,293	(2,293)	N/M
Loss on impairment/retirement of fixed assets	2,565	62,752	(60,187)	N/M
Operating income	$236,736	$151,669	$85,067	56.1%
Other Data:
Adjusted EBITDA (1)	$374,576	$359,231	$15,345	4.3%
Adjusted EBITDA margin	36.4%	36.7%	—	(0.3)%
Attendance	23,386	22,794	592	2.6%
Per capita spending	$40.03	$39.21	$0.82	2.1%
Out-of-park revenues	$117,556	$108,761	$8,795	8.1%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 15-16.

Consolidated net revenues totaled $1,028.5 million in 2011, increasing $50.9 million, from $977.6 million in 2010. The 5% increase in revenues reflects a 3%, or 0.6 million-visit, increase in attendance from a year ago and a 2%, or $0.82, increase in average in-park guest per capita spending for the year. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The improved attendance for 2011 compared to 2010 was largely due to increases in season passes sold and season-pass visits. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a significant increase in the number of season passes sold.

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

Operating costs and expenses increased $31.3 million, or 5%, to $663.3 million versus $632.0 million for 2010 and were in line with expectations. The increase in costs and expenses was the result of a $5.4 million increase in cost of goods sold, a $19.4 million increase in operating expenses, and a $6.4 increase in selling, general and administrative costs. The increase in operating expenses was primarily attributable to higher wages of $11.5 million, $4.8 million of higher maintenance costs and $2.6 million of higher operating supply costs. The cost of operating supplies trended up primarily as a result of higher attendance. The increase in wages was largely due to increased seasonal labor hours as a result of expanded operating hours at several parks, additional attractions and guest services, and the overall effect of increased attendance. The increase in selling, general and administrative costs reflects the impact of $9.7 million of non-recurring costs incurred in 2011, including litigation expenses and costs for SEC compliance matters related to Special Meeting requests, as well as costs associated with the relocation of a future ride and costs associated with the transition to a new advertising agency. Additionally, selling, general and administrative costs increased due to an increase in costs associated with our long-term executive compensation plans resulting in large part from the increase in the market price of our units during the period. The 2011-to-2010 comparison was impacted by approximately $10.4 million of expense recorded in 2010 for the terminated merger and a $2.5 million non-recurring payroll tax credit received in 2010. The overall increase in costs and expenses also reflects the negative impact of exchange rates on our Canadian operations ($2.9 million) during 2011.

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

Depreciation and amortization expense for 2011 decreased $3.0 million resulting primarily from the impairment charge taken on the fixed assets of California's Great America at the end of 2010. After depreciation and amortization, as well as impairment charges and all other operating costs, operating income for 2011 increased $85.0 million to $236.7 million from $151.7 million in 2010.

Interest expense for the 2011 increased $6.9 million to $157.2 million from $150.3 million in 2010, primarily due to an increase in the amortization of loan fees of $4.3 million, which were incurred as a result of the July 2010 debt refinancing, as well as the February 2011 amendment to the credit agreement. Additionally, interest expense increased due to higher average interest-rates as a result of refinancing a portion of term debt with the bond indenture in July 2010. This increase in rates was slightly offset by a decline in rates on our derivative portfolio during the fourth quarter of 2011, as $1.0 billion of derivatives matured and were replaced by derivatives with lower effective interest rates. Also, as the result of the July 2010 refinancing, a $35.3 million loss on the early extinguishment of debt was recognized and recorded in the statement of operations for 2010.

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

A provision for taxes of $11.2 million was recorded in 2011, consisting of a provision for the tax attributes of our corporate subsidiaries of $2.9 million and a provision for publicly traded partnership (PTP) taxes of $8.3 million. This compares with a provision for taxes of $2.7 million in 2010, consisting of a benefit of $5.2 million for corporate subsidiaries and a provision of $7.9 million for PTP taxes.

After interest expense and provision for taxes, net income for 2011 totaled $70.7 million, or $1.27 per diluted limited partner unit, compared with net loss of $33.1 million, or $0.60 per unit, in 2010.

In 2011, Adjusted EBITDA (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 15-16) increased $15.4 million, or 4%, to $374.6 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreasing 30 bps to 36.4% from 36.7% in 2010. The margin compression was primarily the result of a shift in the mix of operating profit in 2011 toward our lower margin parks.

Financial Condition

With respect to both liquidity and cash flow, we ended 2012 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.0 at December 31, 2012 was the result of our highly seasonal business. Receivables and inventories are at normally low seasonal levels and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2012 increased $67.7 million to $285.9 million from $218.2 million in 2011. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2012 over 2011 and deferred taxes, somewhat offset by a negative change in working capital.

Net cash from operating activities in 2011 increased $36.1 million to $218.2 million from $182.1 million in 2010. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2011 and the positive change in working capital.

Investing Activities

Investing activities consist principally of capital investments we make in our parks and resort properties. During 2012, we sold two non-core assets and received net proceeds of $16.0 million. Total cash spent on capital expenditures was $96.2 million in 2012. Including the effect of the two asset sales, net cash used for investing activities in 2012 totaled $80.2 million, compared to $90.2 million in 2011 and $71.7 million in 2010. The 2012 capital expenditures plan was larger than the prior year. The change between 2011 and 2010 was due to the timing of capital expenditures for rides being placed into service for the 2012 season.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2013 operating season, we will be investing approximately 9% of net revenues in marketable capital investments across our properties, with the highlight of the 2013 program being the addition of GateKeeper, a 164-foot-tall winged-steel coaster, at Cedar Point. In addition to GateKeeper, the tallest and fastest wooden coaster in Northern California, called Gold Stryker, will be making its debut at California's Great America.

In addition to these new thrill rides, we are also investing in other capital improvements across our parks, including the introduction of new dinosaur attractions at Carowinds, Valleyfair and Worlds of Fun. Additionally, we will be combining Worlds of Fun and Oceans of Fun into a single admission ticket, while significantly upgrading the water park attractions at Oceans of Fun. Finally, we will also be enhancing entertainment offerings and continuing our infrastructure upgrades across our properties.

Financing Activities

Net cash utilized for financing activities in 2012 totaled $163.0 million, compared with $100.7 million in 2011 and $112.7 in 2010. An increase in distribution payments in 2012 ($88.8 million vs. $55.3 million in 2011) and the settlement of a Canadian cross-currency derivative contract in the first quarter of 2012 ($50.5 million) were somewhat offset by an increase in cash from operating activities. Net cash utilized for financing activities in 2011, which reflected the February 2011 refinancing of our debt, decreased $12.0 million compared with 2010. An increase in distribution payments in 2011 ($55.3 million vs. $13.8 million in 2010) was somewhat offset by an increase in cash from operating activities.

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
Terms of the 2010 Credit Agreement include a $260 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July 2015, also provides for the issuance of documentary and standby letters of credit.
The extended U.S. term loan, as amended on February 25, 2011, amortizes at $11.8 million per year and matures in December 2017. In May 2012, the Partnership prepaid $16 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment, as well as additional optional long-term debt prepayments made in August 2011 and September 2012 of $18 million and $9 million, respectively, the Partnership has no scheduled term-debt principal payments until the first quarter of 2015. The extended U.S. term loan bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. Until our amendment to the 2010 Credit Agreement, the U.S. term loan bore interest at a rate of LIBOR plus 400 bps, with a LIBOR floor of 150 bps.
At December 31, 2012, we had $1,131.1 million of variable-rate term debt, $401.1 million of the fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.4 million at December 31, 2012, we had $243.6 million of available borrowings under our revolving credit facility. Of our total term debt outstanding at the end of the year, none is scheduled to mature within the next twelve months.
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

In addition to the above mentioned covenants and provisions, the Amended 2010 Credit Agreement contains an initial three-year requirement that at least 50% of our aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection. As of December 31, 2012, we were in compliance with this requirement as discussed below.
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
On May 2, 2011, we entered into four additional forward-starting interest-rate swap agreements ("May 2011 forward-starting swaps") that effectively convert another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which have been designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.54%. The fair market value of all $800 million of forward-starting swap agreements at December 31, 2012 was a liability of $32.3 million, which was recorded in "Derivative Liability" on the consolidated balance sheet.
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

The Amended 2010 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. At the end of 2012, this ratio was set at 6.00x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. As of December 31, 2012, our Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA ratio was 3.94x, providing $133.6 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratio. We were also in compliance with all other covenants under the Amended 2010 Credit Agreement as of December 31, 2012.
The Amended 2010 Credit Agreement, also includes provisions that allow us to make restricted payments up to $20 million annually, at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma consolidated leverage ratio be less than or equal to 4.50x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA (as defined), measured on a quarterly basis. Per the terms of the indenture governing our notes, our ability to make restricted payments is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x Consolidated Total Indebtedness (including average revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis. In accordance with these provisions, on November 6, 2012, we announced the declaration of a distribution of $0.40 per limited partner unit, which was paid on December 17, 2012, bringing the total distributions paid in fiscal 2012 distribution to $1.60 per unit.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2012 (in millions):

	Payments Due by Period
					2018 -
	Total	2013	2014-2015	2016-2017	Thereafter

Long-term debt (1)	$2,067.3	$103.5	$216.7	$1,267.1	$480.0
Capital expenditures (2)	83.8	78.7	5.1	—	—
Lease & other obligations (3)	160.1	16.8	14.2	11.1	118.0
Total	$2,311.2	$199.0	$236.0	$1,278.2	$598.0

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, plus contractual interest payments on all debt. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2012.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $16.4 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2012. We have no other significant off-balance sheet financing arrangements.

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
After considering the impact of interest rate swap agreements, at December 31, 2012, approximately $1.2 billion of our outstanding long-term debt represents fixed-rate debt and approximately $331.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $61 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $2.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $5.3 million decrease in annual operating income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 26 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2012 and 2011 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2012
1st Quarter	$28,198	$(69,329)	$(65,415)	$(1.18)	$(1.18)
2nd Quarter	357,606	86,905	36,322	0.65	0.65
3rd Quarter (1)	553,445	204,041	140,688	2.53	2.51
4th Quarter	129,205	11,025	(10,379)	(0.19)	(0.19)
	$1,068,454	$232,642	$101,216	$1.82	$1.81
2011
1st Quarter	$26,869	$(67,506)	$(84,926)	$(1.53)	$(1.53)
2nd Quarter	284,490	51,783	4,282	0.08	0.08
3rd Quarter	572,268	245,752	152,218	2.75	2.73
4th Quarter	144,845	6,707	(828)	(0.01)	(0.01)
	$1,028,472	$236,736	$70,746	$1.28	$1.27

(1) The third quarter of 2012 included a non-cash charge of $25 million for the impairment of long-lived assets at Wildwater Kingdom.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 25, 2013

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2012	12/31/2011
ASSETS
Current Assets:
Cash and cash equivalents	$78,830	$35,524
Receivables	18,192	7,611
Inventories	27,840	33,069
Current deferred tax asset	8,184	10,345
Other current assets	8,060	11,966
	141,106	98,515
Property and Equipment:
Land	303,348	312,859
Land improvements	339,081	333,423
Buildings	584,854	579,136
Rides and equipment	1,450,231	1,423,370
Construction in progress	28,971	33,892
	2,706,485	2,682,680
Less accumulated depreciation	(1,154,456)	(1,063,188)
	1,552,029	1,619,492
Goodwill	246,221	243,490
Other Intangibles, net	40,652	40,273
Other Assets	47,614	54,188
	$2,027,622	$2,055,958
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$15,921
Accounts payable	10,734	12,856
Deferred revenue	39,485	29,594
Accrued interest	15,512	15,762
Accrued taxes	17,813	16,008
Accrued salaries, wages and benefits	24,836	33,388
Self-insurance reserves	23,906	21,243
Current derivative liability	—	50,772
Other accrued liabilities	5,916	7,899
	138,202	203,443
Deferred Tax Liability	156,740	133,767
Derivative Liability	32,260	32,400
Other Liabilities	8,980	4,090
Long-Term Debt:
Term debt	1,131,100	1,140,179
Notes	401,080	400,279
	1,532,180	1,540,458
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	—
Limited partners, 55,618, and 55,346 outstanding at December 31, 2012 and December 31, 2011, respectively	182,469	165,518
Accumulated other comprehensive loss	(28,500)	(29,008)
	159,260	141,800
	$2,027,622	$2,055,958

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2012	2011	2010
Net revenues:
Admissions	$612,069	$596,042	$568,762
Food, merchandise and games	342,214	349,436	337,356
Accommodations and other	114,171	82,994	71,474
	1,068,454	1,028,472	977,592
Costs and expenses:
Cost of food, merchandise and games revenues	95,048	92,057	86,619
Operating expenses	451,403	430,851	411,402
Selling, general and administrative	138,311	140,426	134,001
Depreciation and amortization	127,339	125,837	128,856
Loss on impairment of goodwill and other intangibles	—	—	2,293
Loss on impairment / retirement of fixed assets, net	30,336	2,565	62,752
Gain on sale of other assets	(6,625)	—	—
	835,812	791,736	825,923
Operating income	232,642	236,736	151,669
Interest expense	110,619	157,185	150,285
Net effect of swaps	(1,492)	(13,119)	18,194
Loss on early debt extinguishment	—	—	35,289
Unrealized/realized foreign currency (gain) loss	(8,998)	9,909	(20,563)
Other (income) expense	(68)	798	(1,154)
Income (loss) before taxes	132,581	81,963	(30,382)
Provision for taxes	31,365	11,217	2,670
Net income (loss)	101,216	70,746	(33,052)
Net income allocated to general partner	1	1	—
Net income (loss) allocated to limited partners	$101,215	$70,745	$(33,052)

Net income (loss)	101,216	70,746	(33,052)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	369	933	(6,475)
Unrealized income on cash flow hedging derivatives	139	3,767	60,048
Other comprehensive income, (net of tax)	508	4,700	53,573
Total comprehensive income	$101,724	$75,446	$20,521
Basic earnings (loss) per limited partner unit:
Weighted average limited partner units outstanding	55,518	55,345	55,316
Net income (loss) per limited partner unit	$1.82	$1.28	$(0.60)
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,895	55,886	55,316
Net income (loss) per limited partner unit	$1.81	$1.27	$(0.60)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$101,216	$70,746	$(33,052)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	127,339	125,837	128,856
Non-cash equity based compensation expense	4,476	(239)	(89)
Loss on early debt extinguishment	—	—	35,289
Loss on impairment of goodwill and other intangibles	—	—	2,293
Loss on impairment / retirement of fixed assets, net	30,336	2,565	62,752
Gain on sale of other assets	(6,625)	—	—
Net effect of swaps	(1,492)	(13,119)	18,194
Amortization of debt issuance costs	10,417	10,000	5,671
Unrealized foreign currency (gain) loss on notes	(8,758)	8,753	(17,464)
Other non-cash income	—	—	(1,893)
Deferred income taxes	27,110	4,017	(14,664)
Excess tax benefit from unit-based compensation expense	(1,208)	—	—
Change in operating assets and liabilities:
(Increase) decrease in current assets	(1,420)	1,686	(11,855)
(Increase) decrease in other assets	(2,739)	173	6
Increase (decrease) in accounts payable	170	(1,144)	652
Increase (decrease) in accrued taxes	1,883	835	(2,242)
Increase (decrease) in self-insurance reserves	2,676	(206)	(383)
(Decrease) increase in deferred revenue and other current liabilities	(1,345)	14,170	7,653
Increase (decrease) in other liabilities	3,897	(5,897)	2,391
Net cash from operating activities	285,933	218,177	182,115
CASH FLOWS FOR INVESTING ACTIVITIES
Sale of other assets	16,058	—	—
Capital expenditures	(96,232)	(90,190)	(71,706)
Net cash for investing activities	(80,174)	(90,190)	(71,706)
CASH FLOWS FOR FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit loans - previous credit agreement	—	—	(86,300)
Net (payments) borrowings on revolving credit loans - existing credit agreement	—	(23,200)	23,200
Term debt borrowings	—	22,938	1,175,000
Note borrowings	—	—	399,383
Derivative settlement	(50,450)	—	—
Term debt payments, including early termination penalties	(25,000)	(23,900)	(1,566,890)
Distributions paid to partners	(88,813)	(55,347)	(13,834)
Payment of debt issuance costs	—	(21,214)	(43,264)
Exercise of limited partnership unit options	76	5	7
Excess tax benefit from unit-based compensation expense	1,208	—	—
Net cash for financing activities	(162,979)	(100,718)	(112,698)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	526	(1,510)	126
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	43,306	25,759	(2,163)
Balance, beginning of year	35,524	9,765	11,928
Balance, end of year	$78,830	$35,524	$9,765
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$101,883	$153,326	$129,815
Interest capitalized	1,322	1,835	1,343
Cash payments for income taxes, net of refunds	1,783	6,135	19,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2012	2011	2010

Limited Partnership Units Outstanding
Beginning balance	55,346	55,334	55,234
Limited partnership unit options exercised	16	—	42
Issuance of limited partnership units as compensation	256	12	58
	55,618	55,346	55,334
Limited Partners’ Equity
Beginning balance	$165,518	$150,047	$195,831
Net income (loss)	101,215	70,745	(33,052)
Partnership distribution declared (2012 - $1.60; 2011 - $1.00; 2010 - $0.25)	(88,813)	(55,347)	(13,834)
Income recognized for limited partnership unit options	345	(239)	(89)
Limited partnership unit options exercised	76	5	7
Tax effect of units involved in option exercises and treasury unit transactions	1,208	127	545
Issuance of limited partnership units as compensation	2,920	180	639
	182,469	165,518	150,047
General Partner’s Equity
Beginning balance	—	(1)	(1)
Partnership distribution declared	—	—	—
Net income	1	1	—
	1	—	(1)
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(3,120)	(4,053)	2,422
Current year activity, net of tax (($213) in 2012, $245 in 2011, ($2,952) in 2010)	369	933	(6,475)
	(2,751)	(3,120)	(4,053)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,888)	(29,655)	(89,703)
Current year activity, net of tax (($210) in 2012, $5,508 in 2011, ($5,825) in 2010)	139	3,767	60,048
	(25,749)	(25,888)	(29,655)
	(28,500)	(29,008)	(33,708)
Total Partners’ Equity	$159,260	$141,800	$121,628

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”) whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2012 there were 55,617,901 outstanding limited partnership units listed on The New York Stock Exchange, net of 1,444,082 units held in treasury. During 2012, 1,500,000 limited partnership units were issued into treasury in accordance with the 2008 Omnibus Incentive Plan. Units totaling 271,614 were subsequently issued for option exercises and as compensation. At December 31, 2011, there were 55,346,287 outstanding limited partnership units listed, net of 215,696 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's Amended 2010 Credit Agreement, the General Partner paid $1.60 per limited partner unit in distributions, or approximately $88.8 million in aggregate, in 2012.

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

In 2012, the Partnership recognized a $9.0 million benefit to earnings for unrealized/realized foreign currency gains, $9.2 million of which represented an unrealized foreign currency gain on the U.S.-dollar denominated debt held at its Canadian property. In 2011, the Partnership recognized a $9.9 million charge to earnings for unrealized/realized foreign currency losses, $8.8 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated notes held at its Canadian property. All other transaction gains and losses included in the 2012, 2011 and 2010 consolidated statements of operations were not material.

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

Inventories    The Partnership's inventories primarily consist of purchased products, such as merchandise and food, for sale to its customers. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods of accounting at the park level.

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $127.3 million in 2012, $125.8 million in 2011, and $128.9 million in 2010. As a result of the retirements and impairments of fixed assets at our parks in 2012, a total of $30.3 million was charged to earnings and was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statements of operations. This amount includes a $25.0 million charge for the impairment of assets at Wildwater Kingdom as discussed in Note 3. As a result of the sale of two non-core assets, $6.6 million was recorded in "Gain on sale of other assets" on the consolidated statement of operations and comprehensive income.

Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the net book value of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.

As a result of the retirement of a ride from a composite group at one of the parks in 2011, $8.8 million of net book value has been recorded in accumulated depreciation, and the composite group of assets will continue to be depreciated over its original estimated useful life (ascribed upon acquisition).

The weighted average useful lives combining both methods are approximately:

Land improvements	21 years
Buildings	25 years
Rides	18 years
Equipment	9 years

The Partnership has determined that it is preferable to change from the composite method of depreciation to the unit method of depreciation with the change expected to be effective January 1, 2013. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. This prospective application will result in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis. Once under the unit method of depreciation, all gains or losses on prospective asset retirements will be reflected in earnings rather than any such items accounted for as adjustments to accumulated depreciation, which is the case for normal retirements under the composite method of depreciation.  The Partnership is in the process of determining the impact of this change. Based on the analysis to date, the Partnership does not believe such a change will have a material effect on the consolidated financial position or cash flows in future periods, but it is possible that future asset retirements could have a material impact on earnings in the periods such items occur.

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. As discussed in Note 4, during 2010 the Partnership changed the testing date for its annual goodwill impairment tests from April 1 and October 1 to December 31 each year. The Partnership performed its annual goodwill impairment tests as of December 31, 2012 and concluded there was no impairment of the carrying value of the goodwill.

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

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2012 and 2011 the accrued reserves totaled $23.9 million and $21.2 million, respectively.

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

Revenue Recognition    Revenues on multi-day admission tickets are recognized over the estimated number of visits expected for each type of ticket, and are adjusted periodically during the season. All other revenues are recognized on a daily basis based on actual guest spending at the Partnership's facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on admission tickets for the next operating season, including season passes, are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings, are included in Accommodations and other revenue.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $55.4 million in 2012, $53.0 million in 2011 and $51.8 million in 2010. Certain costs incurred through year-end for the following year's advertising programs are included in prepaid expenses.

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

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used are as follows:

	2012	2011	2010
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,518	55,345	55,316
Effect of dilutive units:
Unit options (Note 7)	43	—	—
Phantom units (Note 7)	334	541	—
Diluted weighted average units outstanding	55,895	55,886	55,316
Net income (loss) per unit - basic	$1.82	$1.28	$(0.60)
Net income (loss) per unit - diluted	$1.81	$1.27	$(0.60)

Weighted average unit options of 11,600, 63,000, and 304,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2012, 2011, and 2010, respectively.

Accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires that an entity report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but continuous statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership adopted ASU 2011-05 and it did not have a material impact on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership adopted this guidance and there was no impact the Partnership's consolidated financial statements.
In May 2011, the FASB issued an amendment to the fair value measurement guidance and disclosure requirements that established common U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS") measurement and reporting standards. The new requirements were effective for the first interim or annual period beginning after December 15, 2011 and were to be applied prospectively. The Partnership adopted the new requirements in the first quarter of 2012 and the adoption of this guidance did not have a material effect on its consolidated financial position, results of operations, or cash flows.
On February 5, 2013 the FASB issued an amendment to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income ("AOCI"). The update is effective for the first interim or annual period beginning after December 15, 2012. The new amendments require presentation, either on the statement of income or in the notes, of the effect on the line items of net income of significant amounts reclassified out of AOCI directly to net income in their entirety in the same reporting period. The update also requires the new disclosure to be cross referenced to other disclosures currently required under U.S. GAAP in the financial statements. The Partnership will adopt the new requirements in the first quarter of 2013 and it is not expected to have a material effect on its consolidated financial position, results of operations or cash flows.

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

The long-lived asset impairment test involves a two-step process. The first step is a comparison of each asset group's carrying value to its estimated undiscounted future cash flows expected to result from the use of the assets, including disposition. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates and future estimates of capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, there is an indication that impairment exists and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the asset group to its carrying value in a manner consistent with the highest and best use of those assets The Partnership estimates fair value of operating assets using an income (discounted cash flows) approach, which uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. If the implied fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

At the end of the third quarter of 2012, the Partnership concluded based on 2012 operating results through the third quarter and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, the Partnership concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing its review of the updated market value of the land, the Partnership determined the land was impaired. The Partnership recognized a total of $25.0 million of non-operating and operating fixed-asset impairment during the third quarter of 2012 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

At the end of the fourth quarter of 2010, the Partnership concluded based on 2010 operating results, as well as updated forecasts, that a review of the carrying value of long-lived assets at California's Great America was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets, the majority of which were originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $62.0 million of fixed-asset impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2012 and no impairment was indicated. During 2010, the Partnership tested goodwill for impairment as of April 1, 2010 or October 1, 2010, as applicable, and again as of December 31, 2010. The tests indicated no impairment of goodwill as of any of those dates. During 2010, the Partnership tested other indefinite-lived intangibles for impairment as of April 1, 2010 and December 31, 2010. After performing the April 1, 2010 impairment test, it was determined that a portion of trade-names at certain PPI parks were impaired as the carrying values of those trade-names exceeded their fair values. As a result the Partnership recognized $1.4 million of trade-name impairment during the second quarter of 2010. This impairment was driven mainly by an increase in the Partnership’s cost of capital in 2010 and lower projected growth rates for certain parks as of the test date. After performing the December 31, 2010 test of indefinite-lived intangibles, it was determined that a portion of the trade-names at Great America, originally recorded with the PPI acquisition, were impaired. As a result, the Partnership recognized $0.9 million of additional trade-name impairment during the fourth quarter of 2010 which is recorded in "Loss on impairment of goodwill and other intangibles" on the consolidated statement of operations and comprehensive income.

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

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
(In thousands)
Balance at December 31, 2010	$326,127	$(79,868)	$246,259
Foreign currency exchange translation	(2,769)	—	(2,769)
Balance at December 31, 2011	323,358	(79,868)	243,490
Foreign currency exchange translation	2,731	—	2,731
Balance at December 31, 2012	$326,089	$(79,868)	$246,221

The Partnership's other intangible assets consisted of the following at December 31, 2012 and 2011:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	(Amounts in thousands)
December 31, 2012
Other intangible assets:
Trade names	—	$40,222	$—	$40,222
License / franchise agreements	14.3 years	790	360	430
Total other intangible assets	14.3 years	$41,012	$360	$40,652

December 31, 2011
Other intangible assets:
Trade names	—	$39,835	$—	$39,835
License / franchise agreements	15.0 years	760	322	438
Total other intangible assets	15.0 years	$40,595	$322	$40,273

Amortization expense of other intangible assets for 2012, 2011, and 2010 was $38,000, $58,000, and $73,000, respectively. Amortization expense of other intangible assets held at December 31, 2012, is expected to total less than $50,000 in each of the years 2013-2017.

(5) Long-Term Debt:

Long-term debt at December 31, 2012 and 2011:

(In thousands)	2012	2011

Revolving credit facility (due 2015)	$—	$—
Term debt (1)
February 2011 Amended U.S. term loan averaging 4.0% at 2011 (due 2011-2017)	1,131,100	1,156,100
Notes
July 2010 U.S. fixed rate note at 9.125% (due 2018)	401,080	400,279
	1,532,180	1,556,379
Less: current portion	—	15,921
	$1,532,180	$1,540,458

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6).

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes ("the notes"), maturing in 2018, in a private placement, including $5.6 million of original issue discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435.0 million credit agreement (the 2010 Credit Agreement), which includes a $1,175.0 million senior secured term loan facility and a $260.0 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under the Partnership's previous credit facilities. The facilities provided under the 2010 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan matures in December 2017 and bears interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps. In May 2012, the Partnership prepaid $16.0 million of long-term debt to meet its obligation under the Excess Cash Flow ("ECF") provision of the Credit Agreement. As a result of this prepayment as well as the August 2011 $18.0 million debt prepayment and a $9.0 million optional prepayment made in September 2012, the Partnership has no scheduled term-debt principal payments until the first quarter of 2015.

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

Revolving Credit Loans    Terms of the Amended 2010 Credit Agreement include a combined $260.0 million facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15.0 million U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which matures in July of 2015, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2012, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $16.4 million. After letters of credit, the Partnership had $243.6 million of available borrowings under its revolving credit facility as of December 31, 2012. The maximum outstanding balance during 2012 was $187.1 million under the revolving credit facility. The Amended 2010 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the Amended 2010 Credit Agreement include a $1,175.0 million U.S. term loan maturing on December 15, 2017. As of December 31, 2012, the U.S. term loan, bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

At December 31, 2012, the scheduled annual maturities of term debt were as follows (in thousands):

	2013	2014	2015	2016	2017	Total
U.S. Term loan maturing in 2017	$—	$—	$10,100	$11,800	$1,109,200	$1,131,100

The fair value of the term debt at December 31, 2012, was approximately $1,117.1 million, based on borrowing rates available as of that date to the Partnership on long-term debt with similar terms and maturities. The fair value of the term debt at December 31, 2011, was approximately $1,159.3 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2011.

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

The fair value of the notes at December 31, 2012, was approximately $353.8 million based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities. The fair value of the notes at December 31, 2011, was approximately $368.1 million, based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities.

Covenants    The 2010 Amended Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. As of December 31, 2012 this ratio is set at 6.0x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. As of December 31, 2012, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 3.94x, providing $133.6 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratio. The Partnership was also in compliance with all other covenants as of December 31, 2012.

The 2010 Amended Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $20.0 million annually at the discretion of the Board of Directors. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 4.50x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. Per the terms of the indenture governing the notes, the ability to make restricted payments is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x Consolidated Total Indebtedness (including average revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis.

In addition to the above mentioned covenants and provisions, the 2010 Amended Credit Agreement contains an initial three-year requirement that at least 50% of the Partnership's aggregate term debt and senior notes be subject to either a fixed interest rate or interest rate protection.

The Partnership's policy is to capitalize interest on major construction projects. In 2012, interest payments of $1.3 million were capitalized, as compared to interest of $1.8 million in 2011 and $1.8 million capitalized in 2010.

(6) Derivative Financial Instruments:

Derivative financial instruments are only used within the Partnership's overall risk management program to manage certain interest rate and foreign currency risks from time to time. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership has effectively converted a total of $800 million of its variable-rate debt to fixed rates through the use of several interest rate swap agreements entered into in September 2010, March 2011, and May 2011. Cash flows related to these interest rate swap agreements are included in interest expense over the term of the agreements. In September 2010, the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in accumulated other comprehensive income (AOCI) through the date of de-designation are being amortized through December 2015, to a balance of $3.9 million to offset the change in fair value during the period of de-designation as discussed below. Of the $6.0 million remaining in AOCI as of December 31, 2012, $2.1 million has yet to be amortized.
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

The combined fair market value of the September 2010 swaps, the March 2011 swaps, and the May 2011 forward-starting swaps was a liability of $32.3 million and $32.4 million, at December 31, 2012 and December 31, 2011, respectively, and was recorded in “Derivative Liability” on the consolidated balance sheet.
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

The Partnership had also effectively converted $268.7 million of term debt related to its wholly owned Canadian subsidiary from variable U.S. dollar denominated debt to fixed-rate Canadian dollar denominated debt through the use of cross-currency swap agreements. The Partnership originally designated these cross-currency swaps as foreign currency cash flow hedges. Cash flows related to these swap agreements, which expired in February 2012, were included in interest expense over the term of the agreement. The fair market value of the cross-currency swaps was a liability of $37.6 million at December 31, 2011, which was recorded in "Current derivative liability" on the consolidated balance sheet. As a result of paying down a portion of the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada's Wonderland in August 2009, the notional amounts of the underlying debt and the cross currency swaps no longer matched. Because of the mismatch of the notional amounts, the Partnership determined the swaps were no longer highly effective, resulting in the de-designation of the swaps as of the end of August 2009. As a result of this de-designation, losses recorded in AOCI are being amortized through February 2012 (the original hedge period). The amount recorded in AOCI to be amortized was $15.1 million at the time of de-designation and was fully amortized in February 2012.

In May 2011, the Partnership entered into several foreign currency swap agreements to fix the exchange rate on approximately 50% of the termination payment associated with the cross-currency swap agreements due in February 2012 and in July 2011 the Partnership entered into another foreign currency swap agreement to fix the exchange rate on an additional 25% of the termination payment. The fair market value of these foreign currency swap agreements was a liability of $13.2 million at December 31, 2011, which was recorded in "Current derivative liability" on the consolidated balance sheet. The Partnership did not seek hedge accounting treatment on these foreign currency swaps, and as such, changes in fair value of the swaps flowed directly through earnings along with changes in fair value on the related, de-designated cross-currency swaps.

(In thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	(32,260)	(32,400)
Total derivatives designated as hedging instruments:		(32,260)	(32,400)

Derivatives not designated as hedging instruments:
Foreign-currency swaps	Current derivative liability	—	(13,155)
Cross-currency swaps	Current derivative liability	—	(37,617)
Total derivatives not designated as hedging instruments:		—	(50,772)
Net derivative liability		$(32,260)	$(83,172)

The following table presents our forward-starting fixed-rate swaps, which became effective October 1, 2011 and mature December 15, 2015, along with their notional amounts and their fixed interest rates which compare to 30-day LIBOR of 0.21% as of December 31, 2012.

($'s in thousands)	Forward-Starting Interest Rate Swaps
	Notional Amounts	LIBOR Rate
	$200,000	2.40%
	75,000	2.43%
	50,000	2.42%
	150,000	2.55%
	50,000	2.42%
	50,000	2.55%
	25,000	2.43%
	50,000	2.54%
	30,000	2.54%
	70,000	2.54%
	50,000	2.54%
Total $'s / Average Rate	$800,000	2.48%
The following table presents our fixed-rate swaps, which matured October 3, 2011, along with their notional amounts and their fixed interest rates, and the cross-currency swap which matured in February 2012, along with their notional amounts and their fixed interest rates:

($'s in thousands)	Interest Rate Swaps		Cross-currency Swaps
	Notional Amounts	LIBOR Rate	Notional Amounts	Implied Interest Rate
	$200,000	5.64%	$255,000	7.31%
	200,000	5.64%	825	9.50%
	200,000	5.64%
	200,000	5.57%
	100,000	5.60%
	100,000	5.60%
Total $'s / Average Rate	$1,000,000	5.62%	$255,825	7.32%

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

(In thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Twelve months ended 12/31/12	Twelve months ended 12/31/11		Twelve months ended 12/31/12	Twelve months ended 12/31/11		Twelve months ended 12/31/12	Twelve months ended 12/31/11
Interest rate swaps	$140	$(35,353)	Interest Expense	$(12,027)	$(3,023)	Net effect of swaps	$—	$47,987

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships
		Twelve months ended 12/31/12	Twelve months ended 12/31/11
Interest rate swaps (1)	Net effect of swaps	$—	$(3,342)
Cross-currency swaps (2)	Net effect of swaps	(4,999)	16,098
Foreign currency swaps	Net effect of swaps	6,278	(13,665)
		$1,279	$(909)

(1)	The September 2010 swaps became ineffective and were de-designated in February 2011.

(2)	The cross currency swaps became ineffective and were de-designated in August 2009.
In addition to the $1.3 million of gain recognized in income on the ineffective portion of both designated and not designated derivatives noted in the table above, $16 thousand of expense representing the amortization of amounts in AOCI for the swaps and a $0.2 million foreign currency gain during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the year of $1.5 million recorded in “Net effect of swaps.”
For 2011, in addition to the $47.1 million of gain recognized in income on the ineffective portion of both designated and not designated derivatives noted in the table above, $33.6 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.4 million foreign currency loss during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the year of $13.1 million recorded in “Net effect of swaps.”

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

Phantom Units
During 2012, 15,000 “phantom units” were awarded at an average grant price of $27.91. These awards generally vest over an approximately four-year period and can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “phantom units” has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units.

Approximately $3.4 million, $5.4 million and $3.5 million in compensation expense related to “phantom units” was recognized in 2012, 2011 and 2010, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations and comprehensive income.

At year-end, the Partnership had 225,459 “phantom units” outstanding, 147,017 of which were vested, at the December 31, 2012 closing price of $33.45 per unit. The aggregate market value of the “phantom units” vested at year-end has been reflected on the balance sheet with the current portion recorded in "Accrued salaries and wages" and the long-term portion recorded in “Other Liabilities.” At December 31, 2012, the current and long-term portions were $0.5 million and $4.4 million, respectively. At December 31, 2011, the current and long-term portions were $9.7 million and $1.6 million, respectively. At December 31, 2012, unamortized compensation related to unvested phantom unit awards totaled approximately $2.6 million, which is expected to be amortized over a weighted average period of 1.9 years.

Performance Units
During 2012, 46,759 “performance units” were awarded at a grant price of $29.53 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a three-year period. The current awards vest ratably over the term of the grant. A prior award of performance units vested 50% in March 2012 and will vest 50% in March 2013. Assuming targets are achieved, the "performance units" can be paid with cash, limited partnership units, or a combination of both. The effect for outstanding “performance units” in which the performance conditions have not been met are appropriately excluded from the diluted earnings per unit calculation. Performance units in which the performance conditions have been met are included in diluted earnings per unit. Approximately $3.4 million, $2.6 million and $0.9 million in 2012, 2011 and 2010, respectively, was recorded in compensation expense related to “performance units” and is included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations and comprehensive income.

At year-end, the Partnership had 161,619 “performance units” outstanding at the December 31, 2012 closing price of $33.45 per unit. The estimated aggregate market value of the “performance units” contingently issuable at year-end has been reflected on the balance sheet, with the current portion being recorded in "Accrued salaries and wages" and the long-term portion in “Other Liabilities.” At December 31, 2012 the current and long-term portions were $3.8 million and $0.5 million, respectively. At December 31, 2011, the market value of both the current and long-term portions were $2.1 million. At December 31, 2012, unamortized compensation related to unvested “performance unit” awards totaled approximately $1.1 million, which is expected to be amortized over a weighted average period of 2.0 years.

Restricted Units
During 2012, restricted unit grants of 93,517 and 97,394, were awarded at a restricted grant price $29.53 and $35.52, respectively. Restricted units vest ratably over a three-year period and the restrictions on these units lapse at the end of the three-year period. During the time of restriction, the units accumulate distribution-equivalents, which, when the units are fully vested, can be paid out in cash or units. Approximately $1.2 million was recorded in compensation expense related to restricted units and is included in "Selling, General, and Administrative Expense" in the accompanying consolidated statement of operations and comprehensive income. As of December 31, 2012, the amount of distribution equivalents accrued and recorded on the balance sheet in "Other liabilities" was approximately $0.2 million.

The intrinsic value of restricted units that vested in 2012 was approximately $0.1 million.

At December 31, 2012, unamortized compensation expense related to unvested restricted unit awards totaled approximately, $5.0 million, which is expected to be amortized over a weighted average period of 2.5 years.

Unit Options
Options are issued with an exercise price no less than the market price of the Partnership's units on the day before the date of grant. Variable-price options have an exercise price that declines by the value of cash distributions declared on the underlying limited partnership units. Options granted in 2012 vest ratably over a three-year period and have a maximum term of ten years. Options granted in prior years vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2012, the Partnership had 600 variable-price options and 293,422 fixed-price options outstanding under the Equity Incentive Plan. There were no unit options granted in 2011 and 2010.

During 2012, 280,672 unit options were granted at a fair value of $4.92.  The significant assumptions used to determine the fair value of these options include the stock option exercise price equals the grant price, the options have a maximum term of ten years, the expected volatility is 37.2%, the assumed risk-free interest rate is 2.31% and the units receive an annual distribution of $1.60 per unit.

Non-cash compensation expense relating to unit options in 2012 totaled $0.3 million. No non-cash compensation expense relating to unit options was recognized in 2011 or 2010.

A summary of unit option activity in 2012 and 2011 is presented below:

	2012		2011
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	224,500	$24.40	341,500	$23.10
Granted	280,672	29.53	—	—
Exercised	(206,150)	24.19	(6,300)	20.29
Forfeited	(5,000)	23.81	(110,700)	20.60
Outstanding, end of year	294,022	$29.45	224,500	$24.40
Options exercisable, end of year	83,518	$29.26	224,500	$24.40

Cash received from unit option exercises totaled approximately $76,000 in 2012, $5,000 in 2011, and $7,000 in 2010.

The following table summarizes information about vested unit options outstanding at December 31, 2012:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Variable	$15.07	—	$15.07	600	0.8 years	$15.07
Fixed	$28.45	—	$29.53	82,918	8.9 years	$29.36
Outstanding at year-end	$15.07	—	$29.53	83,518	8.9 years	$29.26

Aggregate intrinsic value ($'s in thousands)				$350

A summary of the status of the Partnership's nonvested unit options at December 31, 2012 is presented below:

	Unit Options	Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	—	$—
Granted	280,672	29.53
Vested	(70,168)	29.53
Nonvested, end of year	210,504	$29.53

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.0 million, and $0.5 million, respectively.

The Partnership had 210,504 unvested unit options at December 31, 2012. In addition, the Partnership had $1.0 million of unamortized compensation expense related to unvested options which is expected to be amortized over a weighted average period of 2.3 years.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2013, based on estimates of option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $3.9 million in 2012, $3.9 million in 2011 and $4.1 million in 2010. These plans also permit employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1.7 million in 2012, $1.6 million in 2011 and $1.5 million in 2010.

In addition, approximately 222 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.3 million, $1.2 million and $1.1 million were contributed for the years ended December 31, 2012, 2011, and 2010, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the withdrawal liability from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2012 tax provision totals $31.4 million, which consists of an $8.7 million provision for the PTP tax and a $22.6 million provision for income taxes. This compares to the Partnership's 2011 tax provision of $11.2 million, which consisted of a $8.3 million provision for the PTP tax and a $2.9 million provision for income taxes, and the 2010 tax provision of $2.7 million which consisted of a $7.9 million provision for the PTP tax and a $5.2 million benefit for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2012	2011	2010

Domestic	$112,099	$102,716	$(31,015)
Foreign	20,482	(20,753)	633
	$132,581	$81,963	$(30,382)

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2012	2011	2010

Income taxes:
Current federal	$(1,081)	$399	$1,174
Current state and local	743	894	1,748
Current foreign	(4,152)	(2,381)	6,493
Total current	(4,490)	(1,088)	9,415
Deferred federal, state and local	8,844	5,206	(8,883)
Deferred foreign	18,266	(1,189)	(5,781)
Total deferred	27,110	4,017	(14,664)
	$22,620	$2,929	$(5,249)

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2012	2011	2010

Income tax provision (benefit) based on the U.S. federal statutory tax rate	$46,403	$28,687	$(10,634)
Partnership loss (income) not deductible (includible) from (in) corporate income	(21,273)	(16,188)	4,115
State and local taxes, net of federal income tax benefit	3,455	1,938	(930)
Valuation allowance	(6,030)	(10,460)	4,425
Tax credits	(2,100)	(1,791)	(2,706)
Nondeductible expenses and other	2,165	743	481
	$22,620	$2,929	$(5,249)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011

Deferred tax assets:
Options and deferred compensation	$7,741	$10,236
Accrued expenses	4,519	3,841
Foreign tax credits	31,162	40,439
Tax attribute carryforwards	10,948	20,209
Derivatives	10,661	6,808
Intangibles	—	508
Other	4,126	1,789
Deferred tax assets	69,157	83,830
Valuation allowance	(11,253)	(17,283)
Net deferred tax assets	57,904	66,547
Deferred tax liabilities:
Property	(193,923)	(184,969)
Intangibles	(3,865)	—
Foreign currency translation	(8,672)	(5,000)
Deferred tax liabilities	(206,460)	(189,969)
Net deferred tax liability	$(148,556)	$(123,422)

As of December 31, 2012, the Partnership had $31.2 million of foreign tax credit carryforwards available for U.S. federal income tax purposes. During 2012, the Partnership claimed a refund for foreign taxes paid in previous years. The recovery of prior year taxes resulted in a redetermination of the foreign tax credit carryforwards and a $6.1 million reduction in the valuation allowance related to these carryforwards. Also during 2012, the Partnership utilized the federal tax net operating loss carryforward and updated its long term estimates of domestic and foreign source income. As of December 31, 2012, a $11.3 million valuation allowance has been recorded to reflect uncertainties regarding the use of the remaining available foreign tax credits before they begin expiring in 2016.

Additionally, as of December 31, 2012, the Partnership had $10.9 million of tax attribute carryforwards consisting of alternative minimum tax credits ($0.8 million), general business credits ($4.8 million) and the tax effect of state net operating loss carryforwards ($5.3 million). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The state net operating loss carryforwards will expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

As of December 31, 2012, the Partnership adjusted its deferred tax assets and liabilities to reflect the impact of changes to the enacted statutory tax rates in Canada ($1.6 million tax provision).

The net current and non-current components of deferred taxes recognized as of December 31, 2012 and 2011 in the consolidated balance sheets are as follows:

(In thousands)	2012	2011

Net current deferred tax asset	$8,184	$10,345
Net non-current deferred tax liability	(156,740)	(133,767)
Net deferred tax liability	$(148,556)	$(123,422)

The Partnership has recorded deferred tax assets of $2.2 million and $2.6 million as of December 31, 2012 and 2011, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has unrecognized income tax benefits as of December 31, 2012. The following is a reconciliation of beginning and ending amounts unrecognized tax benefits:

(in thousands)
Balance, beginning of year	$—
Increase from current year tax positions	1,100
Increase from prior year's tax positions	—
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	—
Balance, end of year	$1,100

At December 31, 2012 a total of $1.1 million of unrecognized tax benefits was recorded for state and local income tax positions, there were no unrecognized tax positions during 2011 or 2010. If recognized, the tax benefits would decrease the Partnership taxes by $1.1 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.3 million and penalties of $0.2 million during 2012. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2009.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$6,276
2014	6,073
2015	5,687
2016	5,567
2017	5,483
Thereafter	118,000
$147,086

The amount due after 2017 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for 2012, 2011 and 2010 totaled $12.0 million, $9.7 million and $9.4 million, respectively.

Contingencies
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of liabilities measured at fair value as of December 31, 2012 and 2011 on a recurring basis:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2012
Interest rate swap agreements (1)	$(32,260)	$—	$(32,260)	$—
Total	$(32,260)	$—	$(32,260)	$—

December 31, 2011
Interest rate swap agreements (1)	$(32,400)	$—	$(32,400)	$—
Cross-currency swap agreements (2)	(37,617)	—	(37,617)	—
Foreign currency swap agreements (2)	(13,155)	—	(13,155)	—
Total	$(83,172)	$—	$(83,172)	$—

(1)	Included in "Derivative Liability" on the Consolidated Balance Sheet

(2)	Included in "Current derivative liability" on the Consolidated Balance Sheet

Fair values of the interest rate and cross-currency swap agreements are determined using significant inputs, including the LIBOR and foreign currency forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the derivative liabilities by approximately $0.9 million as of December 31, 2012. The Partnership monitors the credit and non-performance risk associated with its derivative counter-parties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2012.
At the end of the third quarter in 2012, the Partnership concluded based on operating results, as well as updated forecasts, and changes in market conditions, that a review of the carrying value of long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the assets were marked to a fair value of $19.8 million, resulting in an impairment charge of $25.0 million for operating and non-operating assets during the quarter.

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

(13) Immaterial Restatement:

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

The tables below detail the effects of such depreciation adjustments (including the related deferred income tax impact) on previously presented historical financial statement amounts:

Balance Sheets
12/31/2011
Accumulated depreciation
As originally filed	$(1,044,589)
Correction	(18,599)
As restated	$(1,063,188)
Total assets
As originally filed	$2,074,557
Correction	(18,599)
As restated	$2,055,958
Deferred Tax Liability
As originally filed	$135,446
Correction	(1,679)
As restated	$133,767
Limited Partners' Equity
As originally filed	$182,438
Correction	(16,920)
As restated	$165,518

Statements of Operations and Comprehensive Income
For the years ended December 31,	2011	2010

Depreciation and amortization
As originally filed	$123,805	$126,796
Correction	2,032	2,060
As restated	$125,837	$128,856
Income (loss) before tax
As originally filed	$83,995	$(28,322)
Correction	(2,032)	(2,060)
As restated	$81,963	$(30,382)
Provision (benefit) for taxes
As originally filed	$11,837	$3,245
Correction	(620)	(575)
As restated	$11,217	$2,670
Net income (loss)
As originally filed	$72,158	$(31,567)
Correction	(1,412)	(1,485)
As restated	$70,746	$(33,052)

Basic earnings per limited partner unit:
As originally filed	$1.30	$(0.57)
Correction	(0.02)	(0.03)
As restated	$1.28	$(0.60)

Diluted earnings per limited partner unit:
As originally filed	$1.29	$(0.57)
Correction	(0.02)	(0.03)
As restated	$1.27	$(0.60)

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2012 and December 31, 2011 and for the periods ended December 31, 2012, December 31, 2011, and December 31, 2010. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the Amended 2010 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's December 31, 2012 and December 31, 2011 balance sheets in the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$444	$50,173	$3,213	$—	$78,830
Receivables	4	101,093	71,099	498,555	(652,559)	18,192
Inventories	—	1,724	2,352	23,764	—	27,840
Current deferred tax asset	—	3,705	816	3,663	—	8,184
Other current assets	563	17,858	530	5,490	(16,381)	8,060
	25,567	124,824	124,970	534,685	(668,940)	141,106
Property and Equipment, net	439,506	1,013	268,157	843,353	—	1,552,029
Investment in Park	489,945	776,992	118,514	56,903	(1,442,354)	—
Goodwill	9,061	—	125,942	111,218	—	246,221
Other Intangibles, net	—	—	17,835	22,817	—	40,652
Deferred Tax Asset	—	36,443	—	90	(36,533)	—
Intercompany Receivable	877,612	1,070,125	1,116,623	—	(3,064,360)	—
Other Assets	22,048	14,832	8,419	2,315	—	47,614
	$1,863,739	$2,024,229	$1,780,460	$1,571,381	$(5,212,187)	$2,027,622
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$147,264	$213,279	$16,101	$286,649	$(652,559)	$10,734
Deferred revenue	—	—	4,996	34,489	—	39,485
Accrued interest	98	64	15,350	—	—	15,512
Accrued taxes	4,518	—	6,239	23,437	(16,381)	17,813
Accrued salaries, wages and benefits	—	17,932	1,214	5,690	—	24,836
Self-insurance reserves	—	5,528	1,754	16,624	—	23,906
Other accrued liabilities	1,110	2,502	140	2,164	—	5,916
	152,990	239,305	45,794	369,053	(668,940)	138,202
Deferred Tax Liability	—	—	63,460	129,813	(36,533)	156,740
Derivative Liability	19,309	12,951	—	—	—	32,260
Other Liabilities	—	5,480	—	3,500	—	8,980
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	401,080	401,080	401,080	—	(802,160)	401,080
	1,532,180	1,532,180	1,532,180	—	(3,064,360)	1,532,180

Equity	159,260	234,313	139,026	1,069,015	(1,442,354)	159,260
	$1,863,739	$2,024,229	$1,780,460	$1,571,381	$(5,212,187)	$2,027,622

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$512	$31,540	$3,472	$—	$35,524
Receivables	—	62,408	69,285	412,095	(536,177)	7,611
Inventories	—	1,547	2,703	28,819	—	33,069
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Other current assets	508	13,461	1,027	7,822	(10,852)	11,966
	508	84,167	105,327	455,542	(547,029)	98,515
Property and Equipment, net	455,579	1,044	266,111	896,758	—	1,619,492
Investment in Park	518,819	661,251	118,385	40,481	(1,338,936)	—
Intercompany Note Receivable	—	93,845	—	—	(93,845)	—
Goodwill	9,061	—	123,210	111,219	—	243,490
Other Intangibles, net	—	—	17,448	22,825	—	40,273
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	887,344	1,084,112	1,141,302	—	(3,112,758)	—
Other Assets	27,641	16,158	9,353	1,036	—	54,188
	$1,898,952	$1,988,223	$1,781,136	$1,527,861	$(5,140,214)	$2,055,958
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	175,968	144,868	25,631	202,566	(536,177)	12,856
Deferred revenue	—	—	2,891	26,703	—	29,594
Accrued interest	198	131	15,433	—	—	15,762
Accrued taxes	3,909	—	7,374	15,577	(10,852)	16,008
Accrued salaries, wages and benefits	—	26,916	1,076	5,396	—	33,388
Self-insurance reserves	—	3,977	1,711	15,555	—	21,243
Current derivative liability	—	—	50,772	—	—	50,772
Other accrued liabilities	1,247	5,568	252	832	—	7,899
	197,243	197,381	121,061	266,629	(578,871)	203,443
Deferred Tax Liability	—	—	58,463	122,950	(47,646)	133,767
Derivative Liability	19,451	12,949	—	—	—	32,400
Other Liabilities	—	4,090	—	—	—	4,090
Intercompany Note Payable	—	—	—	93,845	(93,845)	—
Long-Term Debt:
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,279	400,279	400,279	—	(800,558)	400,279
	1,540,458	1,540,458	1,540,458	—	(3,080,916)	1,540,458

Equity	141,800	233,345	61,154	1,044,437	(1,338,936)	141,800
	$1,898,952	$1,988,223	$1,781,136	$1,527,861	$(5,140,214)	$2,055,958

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,715	$258,136	$140,418	$927,668	$(403,483)	$1,068,454
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,316	84,732	—	95,048
Operating expenses	5,380	176,356	47,863	625,287	(403,483)	451,403
Selling, general and administrative	6,495	86,615	11,135	34,066	—	138,311
Depreciation and amortization	37,660	40	18,199	71,440	—	127,339
Loss on impairment / retirement of fixed assets, net	25,997	—	6	4,333	—	30,336
Gain on sale of other assets	(862)	—	—	(5,763)	—	(6,625)
	74,670	263,011	87,519	814,095	(403,483)	835,812
Operating income (loss)	71,045	(4,875)	52,899	113,573	—	232,642
Interest expense, net	48,524	29,328	40,870	(8,171)	—	110,551
Net effect of swaps	(138)	121	(1,475)	—	—	(1,492)
Unrealized / realized foreign currency gain	—	—	(8,998)	—	—	(8,998)
Other (income) expense	749	(9,507)	2,020	6,738	—	—
(Income) loss from investment in affiliates	(89,381)	(65,509)	(14,170)	(31,333)	200,393	—
Income (loss) before taxes	111,291	40,692	34,652	146,339	(200,393)	132,581
Provision (benefit) for taxes	10,075	(9,856)	3,413	27,733	—	31,365
Net income	$101,216	$50,548	$31,239	$118,606	$(200,393)	$101,216
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	369	—	369	—	(369)	369
Unrealized income on cash flow hedging derivatives	139	114	21	—	(135)	139
Other comprehensive income, (net of tax)	508	114	390	—	(504)	508
Total Comprehensive Income	$101,724	$50,662	$31,629	$118,606	$(200,897)	$101,724

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$141,149	$251,064	$126,972	$901,120	$(391,833)	$1,028,472
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,932	82,125	—	92,057
Operating expenses	5,491	165,409	45,765	606,019	(391,833)	430,851
Selling, general and administrative	10,073	84,270	11,314	34,769	—	140,426
Depreciation and amortization	37,283	47	17,325	71,182	—	125,837
Loss on impairment / retirement of fixed assets, net	990	—	(61)	1,636	—	2,565
	53,837	249,726	84,275	795,731	(391,833)	791,736
Operating income	87,312	1,338	42,697	105,389	—	236,736
Interest expense, net	84,391	15,030	52,814	4,793	—	157,028
Net effect of swaps	(12,214)	718	(1,623)	—	—	(13,119)
Unrealized / realized foreign currency loss	—	—	9,909	—	—	9,909
Other (income) expense	1,705	(7,798)	2,349	4,699	—	955
(Income) loss from investment in affiliates	(65,701)	(17,362)	(10,520)	11,998	81,585	—
Income (loss) before taxes	79,131	10,750	(10,232)	83,899	(81,585)	81,963
Provision (benefit) for taxes	8,385	(23,000)	2,970	22,862	—	11,217
Net income (loss)	$70,746	$33,750	$(13,202)	$61,037	$(81,585)	$70,746
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	933	—	933	—	(933)	933
Unrealized income (loss) on cash flow hedging derivatives	3,767	(9,499)	291	—	9,208	3,767
Other comprehensive income (loss), (net of tax)	4,700	(9,499)	1,224	—	8,275	4,700
Total Comprehensive Income	$75,446	$24,251	$(11,978)	$61,037	$(73,310)	$75,446

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$136,386	$245,983	$113,513	$863,677	$(381,967)	$977,592
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	8,917	77,702	—	86,619
Operating expenses	5,534	164,750	42,551	580,534	(381,967)	411,402
Selling, general and administrative	15,093	71,454	10,839	36,615	—	134,001
Depreciation and amortization	36,158	95	16,246	76,357	—	128,856
Loss on impairment of goodwill and other intangibles	—	—	—	2,293	—	2,293
Loss on impairment / retirement of fixed assets, net	732	—	20	62,000	—	62,752
	57,517	236,299	78,573	835,501	(381,967)	825,923
Operating income	78,869	9,684	34,940	28,176	—	151,669
Interest expense, net	85,313	31,460	31,835	523	—	149,131
Net effect of swaps	10,508	—	7,686	—	—	18,194
Loss on early extinguishment of debt	24,831	—	10,458	—	—	35,289
Unrealized / realized foreign currency loss	—	(3,079)	(17,484)	—	—	(20,563)
Other (income) expense	750	(6,123)	1,811	3,562	—	—
(Income) loss from investment in affiliates	(17,498)	993	2,461	2,215	11,829	—
Income (loss) before taxes	(25,035)	(13,567)	(1,827)	21,876	(11,829)	(30,382)
Provision (benefit) for taxes	8,017	(320)	456	(5,483)	—	2,670
Net income (loss)	$(33,052)	$(13,247)	$(2,283)	$27,359	$(11,829)	$(33,052)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(6,475)	—	(6,475)	—	6,475	(6,475)
Unrealized income on cash flow hedging derivatives	60,048	1,916	8,906	—	(10,822)	60,048
Other comprehensive income, (net of tax)	53,573	1,916	2,431	—	(4,347)	53,573
Total Comprehensive Income	$20,521	$(11,331)	$148	$27,359	$(16,176)	$20,521

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$129,402	$30,355	$20,829	$143,062	$(37,715)	$285,933
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	31,496	(55,458)	2,599	(16,352)	37,715	—
Sale of other assets	1,173	—	—	14,885	—	16,058
Capital expenditures	(33,664)	(8)	(14,551)	(48,009)	—	(96,232)
Net cash for investing activities	(995)	(55,466)	(11,952)	(49,476)	37,715	(80,174)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments, including early termination penalties	(14,468)	(10,212)	(320)	—	—	(25,000)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Intercompany (payments) receipts	—	93,845	—	(93,845)	—	—
Distributions (paid) received	(88,939)	126	—	—	—	(88,813)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	76	—	—	—	76
Excess tax benefit from unit-based compensation expense	—	1,208	—	—	—	1,208
Net cash from (for) financing activities	(103,407)	25,043	9,230	(93,845)	—	(162,979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	526	—	—	526
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	25,000	(68)	18,633	(259)	—	43,306
Balance, beginning of year	—	512	31,540	3,472	—	35,524
Balance, end of year	$25,000	$444	$50,173	$3,213	$—	$78,830

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$147,385	$(149,801)	$51,510	$187,328	$(18,245)	$218,177
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(14,404)	(18,973)	(4,989)	20,121	18,245	—
Capital expenditures	(41,851)	—	(19,344)	(28,995)	—	(90,190)
Net cash from (for) investing activities	(56,255)	(18,973)	(24,333)	(8,874)	18,245	(90,190)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,357	335	—	—	22,938
Intercompany term debt (payments) receipts	—	176,343	—	(176,343)	—	—
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Distributions (paid) received	(55,562)	215	—	—	—	(55,347)
Payment of debt issuance costs	(11,783)	(8,332)	(1,099)	—	—	(21,214)
Exercise of limited partnership unit options	—	5	—	—	—	5
Net cash from (for) financing activities	(91,130)	167,825	(1,070)	(176,343)	—	(100,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,510)	—	—	(1,510)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(949)	24,597	2,111	—	25,759
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$—	$512	$31,540	$3,472	$—	$35,524

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$82,230	$(62,109)	$(3,649)	$41,710	$123,933	$182,115
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	14,840	222,495	(113,173)	(229)	(123,933)	—
Capital expenditures	(26,165)	—	(7,433)	(38,108)	—	(71,706)
Net cash from (for) investing activities	(11,325)	222,495	(120,606)	(38,337)	(123,933)	(71,706)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(63,100)	—	—	—	—	(63,100)
Term debt borrowings	680,000	480,000	15,000	—	—	1,175,000
Note borrowings	—	—	399,383	—	—	399,383
Intercompany term debt (payments) receipts	699,625	(696,875)	—	(2,750)	—	—
Term debt payments, including early termination penalties	(1,351,464)	(7,327)	(208,099)	—	—	(1,566,890)
Distributions (paid) received	(13,891)	57	—	—	—	(13,834)
Return of capital	—	75,247	(75,247)	—	—	—
Payment of debt issuance costs	(22,075)	(11,277)	(9,912)	—	—	(43,264)
Exercise of limited partnership unit options	—	7	—	—	—	7
Net cash from (for) financing activities	(70,905)	(160,168)	121,125	(2,750)	—	(112,698)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	126	—	—	126
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	218	(3,004)	623	—	(2,163)
Balance, beginning of year	—	1,243	9,947	738	—	11,928
Balance, end of year	$—	$1,461	$6,943	$1,361	$—	$9,765

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under supervision of management, including the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a or 15(f) under the Exchange Act. The Partnership's internal control system over financial reporting is a process designed to provide reasonable assurance to management and the General Partner's board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal controls over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Partnership and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 25, 2013

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 in “Notes to Consolidated Financial Statements” on page 33 of this Report.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2013 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption “Supplemental Item. Executive Officers of Cedar Fair” in Item I of Part I and is incorporated herein by reference.

C. Code of Ethics and Certifications:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer and the Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on July 27, 2012, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	722,786	$29.45	2,062,236
Equity compensation plans not approved by unitholders	—	—	—
Total	722,786	$29.45	2,062,236
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

3.2	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed November 4, 2011.
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

10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.

10.7
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.

10.8
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011.

10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.

Exhibit Number	Description

10.10	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011.
10.11	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.
10.12
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011.

10.13	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011.
10.14
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on February 21, 2007.

10.15
Amendment No. 1 dated August 12, 2009 to the Amended and Restated Credit Agreement dated as of February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 14,2009.

10.16
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.
10.18	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.19	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.
10.20	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009
10.21
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

10.22
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

10.23
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

10.24	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011.
10.25	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.
10.26	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.
10.27	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.
10.28
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012.

10.29
Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012.

10.30
Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012.

10.31
Amended and Restated Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012.

10.32
Amended and Restated Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012.

Exhibit Number	Description

10.33
Amended and Restated Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and H. Phillip Bender, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 7, 2012.

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
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 25, 2013        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	February 25, 2013
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 25, 2013
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 25, 2013
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	February 25, 2013
Eric L. Affeldt

/S/	Gina D. France	Director	February 25, 2013
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 25, 2013
Daniel J. Hanrahan

/S/	Richard L. Kinzel	Director	February 25, 2013
Richard L. Kinzel

/S/	Tom Klein	Director	February 25, 2013
Tom Klein

/S/	Debra Smithart-Oglesby	Director	February 25, 2013
Debra Smithart-Oglesby

/S/	John M. Scott III	Director	February 25, 2013
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 25, 2013
Lauri M. Shanahan

EXHIBIT INDEX

Exhibit Number	Description	Page

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
*
3.2	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed November 4, 2011.	*
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

*
10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 29, 2008.
*
10.7
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007.
*
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
*
10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011.	*
10.10	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011.	*
10.11	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011.	*
10.12
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011.
*
10.13	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011.	*
10.14
Amended and Restated Credit Agreement dated as of February 15, 2007 among Cedar Fair, L.P. and Subsidiaries as co-borrowers, and several banks and certain “Lenders” party thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on February 21, 2007.
*
10.15
Amendment No. 1 dated August 12, 2009 to the Amended and Restated Credit Agreement dated as of February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 14,2009.
*
10.16
Credit Agreement Waiver, dated January 26, 2010, to the Amended and Restated Credit Agreement, dated February 15, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 28, 2010.

*
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2008.	*
10.18	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.19	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009.	*
10.20	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009	*
10.21
Letter Agreement between Cedar Fair, L.P., Cedar Fair Management, Inc., Q Funding III, L.P. and Q4 Funding, L.P., dated May 4, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 5, 2010.

*
10.22
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
10.23
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
*
10.24	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011.	*
10.25	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012.	*
10.26	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012.	*
10.27	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012.	*
10.28
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012.
*
10.29
Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012.
*

EXHIBIT INDEX (continued)

10.30
Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012.
		*
10.31
Amended and Restated Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012.
		*
10.32
Amended and Restated Employment Agreement by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012.
		*
21	Subsidiaries of Cedar Fair, L.P.	72
23	Consent of Independent Registered Public Accounting Firm	73
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	74
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	75
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	76
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes.
		*