Form 10-K/A
period 2012-12-31
CEDAR FAIR L P
filed 2013-04-30
CIK 811532

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

Number of Depositary Units representing limited partner interests outstanding as of April 20, 2013: 55,713,078

DOCUMENTS INCORPORATED BY REFERENCE

None

************

CEDAR FAIR, L.P.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment” or the “Form 10-K/A”) amends the Annual Report on Form 10-K of Cedar Fair, L.P. (“Cedar Fair” or the “Partnership”) for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 25, 2013 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Partnership will not be incorporating by reference to a definitive proxy statement. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Parts III and IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

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

A. Identification of Directors:

The Board of Directors of Cedar Fair Management, Inc. (“CFMI”) is comprised of nine directors (the “Board”). The Directors are divided into three classes, Class I, Class II, and Class III, each of which consists of three Directors. The term of each Director in each respective Class expires in the year noted below when the Director’s successor is duly elected and qualified.

Set forth below is biographical and other information about the Directors, including information concerning the particular experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee and the Board to determine that each should serve as a Director.

Class I Directors serving until 2013:

Richard L. Kinzel, age 72, was president and chief executive officer of the Partnership’s general partner from 1986 through January 2012 and has been a member of the Board of Directors since 1986, serving as chairman of the Board from 2003 until January 2011. Mr. Kinzel had been employed by the Partnership or its predecessor since 1972. Mr. Kinzel served on the Advisory Board of KeyCorp, a publicly traded company listed on the New York Stock Exchange, from 1989 to 2008. Mr. Kinzel has 40 years of experience with the Partnership, including many leadership roles in various aspects of the business. This experience and Mr. Kinzel’s leadership and management skills provide valuable guidance and operational knowledge to the Board and qualify him to serve on the Board.

Eric L. Affeldt, age 55, has been president and chief executive officer of ClubCorp Inc. since 2006. Prior to joining ClubCorp, he was a principal of KSL Capital Partners, the private equity firm that purchased ClubCorp in 2006. Mr. Affeldt also previously served as president and CEO of KSL’s former golf division, KSL Fairways, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California and was a founding partner of KSL Recreation. In addition, he was president of General Aviation Holdings, Inc. Mr. Affeldt was selected as the non executive Chairman of the Board in 2012 and has served as a Director since 2010. Mr. Affeldt is qualified to serve on the Board of Directors primarily as a result of his experience as president and CEO of a nationally recognized company that conducts business in the entertainment and leisure industry.

John M. Scott, III, age 47, has served as president and chief executive officer and a director of Orient-Express Hotels Ltd. since November of 2012. Prior to joining Orient-Express Hotels Ltd he served as president and chief executive officer of Rosewood Hotels & Resorts from 2003 through August 2011. Prior to that he was the managing director of acquisitions and asset management for Maritz, Wolff & Co., a private equity real estate fund. Mr. Scott began his career with the Interpacific Group where he held senior hotel management positions and in 1994 joined the Walt Disney Company as manager of business development and strategic planning for both Disney Development Company and Walt Disney Attractions groups. Mr. Scott served on the board of Kimpton Hotels and Restaurants, a private company until 2012. Mr. Scott is the Chairman of the Corporate Governance and Nominating Committee and a member of the Compensation Committee and has served as a Director since 2010. Mr. Scott is qualified to serve on the Board of Directors primarily as a result of his past experience as president and CEO of a nationally recognized company that conducts business in the hotel industry.

Class III Directors serving until 2014:

Gina D. France, age 54, is president and CEO of France Strategic Partners LLC, a private strategic planning and transaction advisory firm. Before founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young LLP and led the firm’s Center for Strategic Transactions® (CST) in Cleveland, Ohio. Ms. France previously served as a managing director of Ernst & Young Corporate Finance LLC and as an investment banker with Lehman Brothers. Ms. France also serves on the Corporate Board of FirstMerit Corporation, a $24.5 billion bank holding company where she is chair of the Governance and Nominating Committee and serves as an SEC-designated financial expert on the Audit Committee; and has served as a Director of Dawn Food Products, Inc., one of the world’s largest manufacturers and distributors of bakery products. Ms. France was recommended to the Corporate Governance and Nominating Committee by third-party advisors to the Partnership. Ms. France, who has served as a Director since 2011, is the Chairperson of the Audit Committee and is a member of the Corporate Governance and Nominating Committee. Ms. France is qualified to serve on the Board of Directors because of her leadership experiences in the investment banking, accounting and financial services field and her experiences as a board member of several nationally recognized companies.

Matthew A. Ouimet, age 55, has been president of the Partnership’s General Partner since June 2011 and chief executive officer since January 2012, and a member of the Board of Directors since August 2011. Mr. Ouimet was president and chief operating officer for Corinthian Colleges from July 2009 to October 2010 and was executive vice president—operations for Corinthian Colleges from January 2009 to June 2009. Prior to joining Corinthian Colleges, he served as president, Hotel Group for Starwood Hotels and Resorts Worldwide from August 2006 to September 2008. Before joining Starwood, Mr. Ouimet spent 17 years at The Walt Disney Company, where he last served as President of the Disneyland Resort. He also served in a variety of other business development and financial positions during his employment with Disney, including president of Disney Cruise Line and executive general manager of Disney Vacation Club. This experience, Mr. Ouimet’s leadership and management skills and his insights as Cedar Fair’s president and chief executive officer provide guidance, operational knowledge and management perspective to the Board.

Tom Klein, age 50, has been president of Sabre Holdings since January 2010. Prior to joining Sabre in 1994, he held a variety of sales, marketing and operations positions at American Airlines and Consolidated Freightways, Inc. In 2006 and 2007, he was recognized by Business Travel News as one of the “25 Most Influential Executives.” In 2010, he was appointed to the Board of Directors for Brand USA by U.S. Secretary of Commerce Gary Locke. He also serves on the executive committee of the World Travel and Tourism Council. Mr. Klein has served as a Director since January 2012 and is Chairman of the Compensation Committee. Mr. Klein is qualified to serve on the Board of Directors primarily as a result of his experience as president of a company in the technology and travel industry and brings an understanding of distribution and technology solutions to the Board.

Class II Directors serving until 2015:

Daniel J. Hanrahan, age 55, brings more than 30 years of experience, including a variety of sales and marketing, general manager, president and chief executive officer roles across the consumer packaged goods, retail, travel and hospitality sectors. Since August 2012 he has served as the president and chief executive officer and director of the Regis Corporation (NYSE: RGS) a global leader in beauty salons, hair restoration centers and cosmetology. Prior to joining Regis he served as president and CEO of Celebrity Cruises, a division of Royal Caribbean Cruises (NYSE: RCL) from 2007 to 2012. He was promoted to president in 2005 and to CEO in 2007 after his highly successful management of the sales and marketing division for Royal Caribbean. Prior to joining Royal Caribbean, Mr. Hanrahan served in executive-level positions with Polaroid Corporation and Reebok International Ltd. He also currently serves on the executive committee of the Florida Caribbean Cruise Association (FCCA). In 2004, he was named one of the “Top 25 Extraordinary Minds in Hospitality Sales and Marketing” by Hospitality and Sales Marketing Association International. Mr. Hanrahan has served as a Director since June 2012 and is a member of the Audit Committee. Mr. Hanrahan is qualified to serve on the Board of Directors primarily as a result of his significant executive-level experience across a wide spectrum of consumer-facing brands, including in the retail, travel and hospitality sectors, as well as his over 30 years of experience in sales and marketing.

Lauri M. Shanahan, age 50, is a seasoned retail executive with more than 20 years of senior-level experience across global, multi-channel, multi-brand enterprises and other specialty retail, including Gap, Inc. She joined Gap, Inc. in 1992 and served in numerous leadership roles including chief administrative officer, chief legal officer and corporate secretary during her 16-year career with the company. She currently serves on the board of directors of Deckers Outdoor Corporation, a footwear, accessories and apparel lifestyle company with a portfolio of premium brands and over $1.3B in revenues, and Charlotte Russe Holding, Inc., a growing specialty retailer of fashionable, value-priced apparel and accessories with over 500 stores. In addition, Ms. Shanahan is a principal with Maroon Peak Advisors, which provides a broad range of advisory services in the retail and consumer products sector. From September 2011 to November 2012, Ms. Shanahan served on the Board of Directors of International Relief and Development, a $500M global non-governmental organization operating in 40 countries to provide relief and stabilization programs in regions that are in or emerging from conflict or natural disasters. In December of 2012, Ms. Shanahan was appointed to the California State Personal Board of Review. Ms. Shanahan has served as a Director since June 2012 and is member of the Corporate Governance and Nominating Committee. Ms. Shanahan is qualified to serve on the Board of Directors primarily as a result of her substantial public company management and leadership experience in the consumer goods and retail industries, which includes legal and risk oversight experience, as well as her experience on the two boards on which she currently serves.

Debra Smithart-Oglesby, age 58, is a former certified public accountant with more than 30 years of financial and corporate leadership experience in the food service and retail industries. Since 2006, she has served as the chair of the Board of Directors of Denny’s Corporation, a full-service, family-style restaurant chain with approximately 1,680 eateries throughout the United States and nine countries. She joined the Denny’s Board in 2003 and was the company’s interim chief executive officer in 2010-2011. Since 2000, she has been the president of O&S Partners, an investment capital and consulting services firm that invests in and provides consulting services to early-stage and transitioning hospitality and retail companies. Prior to joining O&S, Ms. Smithart-Oglesby helped to launch Dekor, Inc., a start-up company in the home improvement and decorating retail segment, as its chief financial officer. From 1997 to 1999, she was the president, corporate services and chief financial officer of First America Automotive, Inc., a new and used car retailer sold to Sonic Automotive. Prior to that, she spent 13 years as the executive vice president and chief financial officer for Brinker International, one of the world’s leading casual dining restaurant companies. She held the position of chief financial officer and served on the Brinker Board from 1991 to 1997. Ms. Smithart-Oglesby has served as a Director since June 2012 and is a member of the Audit and Compensation Committees. Ms. Smithart-Oglesby is qualified to serve on the Board of Directors primarily as a result of the extensive management and leadership skills she has developed through her executive and board-level experience in the hospitality and retail industry, as well as her experience as a former certified public accountant for more than 30 years.

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

Based solely on a review of Forms 3, 4 and 5 (including amendments to such forms) furnished to the Partnership during and with respect to 2012, no Director, officer, or beneficial owner of more than ten percent of the Partnership’s outstanding units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2012 except for one late Form 4 filing for Mr. Freeman regarding one transaction.

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on July 27, 2012, stating that the Partnership was in compliance with the NYSE’s Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

E. Audit Committee:

The Board of Directors has a standing Audit Committee, which is comprised of Ms. France, Messrs. Affeldt and Hanrahan and Ms. Smithart-Oglesby. The Audit Committee is responsible for appointing and meeting with the Partnership’s independent registered public accounting firm and for assisting the Board in its oversight of the financial statement reporting, internal audit and risk management functions. The Board has determined that each Committee member is financially literate, and Gina D. France, the chair of the Committee, and Debra Smithart-Oglesby are the designated financial experts. The Board has determined that Ms. France and Ms. Smithart-Oglesby are each independent, as defined for Audit Committee members in the listing standards of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation philosophy and objectives, our methods for determining, the elements and mix of executive compensation and the reasons that we have elected to pay these particular elements of compensation. The following summary highlights our 2012 business results and the impact of those results on our compensation decisions as well as actions we have taken recently to update and enhance our compensation programs. Following the summary is a detailed discussion of our philosophy and practices regarding the compensation awarded to, earned by, and paid to the following individuals, who were our named executive officers for 2012:

•	Matthew A. Ouimet, our President and Chief Executive Officer

•	Richard L. Kinzel, our former President and Chief Executive Officer

•	Brian C. Witherow, our Executive Vice President and Chief Financial Officer

•	Richard A. Zimmerman, our Chief Operating Officer

•	Kelley Semmelroth, our Executive Vice President and Chief Marketing Officer

•	H. Phillip Bender, our Executive Vice President, Operations

We have discussed and disclosed compensation information regarding our former chief executive officer, Richard L. Kinzel, who retired January 3, 2012 because this information is required by applicable rules and regulations.

Summary

We believe in strongly linking our compensation with Company and individual performance. Consistent with that philosophy, and based on the record breaking results achieved in 2012 summarized immediately below, the overall compensation paid to our named executive officers for 2012 increased over 2011 compensation. Our annual cash incentive program paid out above-target because our financial performance exceeded the target amount set by our Compensation Committee. In addition, the named executive officers each received unit-based awards to tie a significant portion of their compensation to Company results and further align their interests with our unitholders’ interests.

Company Financial Performance

The graphs below illustrate some of the key indicators of the Company’s financial health and performance over the three-year fiscal period, 2010—2012.

Cumulative Total Return1

[1]	Based upon initial investment of $100 on December 31, 2009 with dividends reinvested.

Net Revenue

Adjusted EBITDA2

[2]

See Note 6 in Item 6, “Selected Financial Data,” on pages 17 to 18 of the Original Form 10-K for fiscal 2012 for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income.

Some of our financial results and other accomplishments we achieved for our unitholders in fiscal year 2012 include the following:

•	Record net revenues of $1.068 billion, up 3.9% from 2011;

•	Record Adjusted EBITDA of $391.0 million a 4.4% increase from 2011;

•	In November of 2012 we announced that in 2013 our annual cash distribution would increase more than 50% to $2.50 per limited partner unit, up from $1.60 per unit in 2012;

•	Our unit price increased 56% from December 31, 2011 to December 30, 2012; and

•	We produced a total return to investors of 63% from December 31, 2011 to December 30, 2012.

Consideration of Last Year’s Advisory Unitholder Vote on Executive Compensation

At the 2012 Annual Meeting of Limited Partner Unitholders, more than 94% of the units cast were voted to approve the compensation of the Company’s named executive officers. As disclosed in our 2012 Proxy Statement, we had undertaken a comprehensive review of our executive compensation program and, as a result, made significant modifications, updates and changes to our compensation program as outlined below. The Compensation Committee believes that the strong unitholder support for the Company’s pay practices in 2012 was a clear endorsement of the changes we made to our executive compensation programs to migrate away from a cash-based compensation philosophy to a more performance-based approach, focused on long-term value creation. Therefore, the Compensation Committee has decided to continue its approach to executive compensation by maintaining and expanding its current emphasis on performance-based awards in the Company’s executive compensation structure.

2012 Compensation Modifications and Updates

In late 2011 and early 2012, our Compensation Committee retained and worked closely with a nationally recognized independent compensation consultant, Hay Group, to suggest modifications that would more directly align our compensation with business results and market practices. Our management team and our Board also engaged periodically with unitholders throughout 2012, which included meetings with investment firms and institutional unitholders, including individual and group meetings. These meetings focused on our business, our initiatives and our industry and offered the opportunity for general dialogue about topics of interest to the participants. At several of these meetings, investors or potential investors shared thoughts relating to the pay-for-performance aspects of our compensation program and the level of management’s equity ownership. After discussion and study, the Board of Directors instituted the following modifications, updates and changes to our compensation program, which were in effect for 2012 (unless otherwise noted):

•	Established a threshold of 85% of target consolidated Adjusted EBITDA goal for the annual cash incentive program with no payout under such program if the threshold is not met or if we are unable to pay distributions to our unitholders due to loan covenants;

•	Modified cash incentive performance goals to 85% weighting for consolidated Adjusted EBITDA and a 15% weighting for individual goals and objectives;

•	Modified the Long-Term Incentive Program to include a mix of performance units (25%), options (25%) and time-based restricted units (50%) and then further modified the mix in 2013 to include 50% performance units, 25% options and 25% time-based restricted units;

•	Eliminated excise tax “gross ups” from executive employment agreements;

•	Implemented a clawback provision for the Chief Executive Officer and his direct reports; and

•	Adopted mandatory unit ownership guidelines of four times salary for the Chief Executive Officer and two times salary for his direct reports.

Our executive compensation decisions for 2012 continued to reflect our desire to attract and retain highly-qualified individuals while at the same time aligning executive compensation with unitholders’ interests, emphasizing performance-based compensation, directly tying compensation to Company performance and increasing insider equity ownership. As further explained below, each of our executive compensation decisions in 2012, including our decisions to increase base salary compensation for our executives, grant one-time retention awards to each of our named executive officers and enter into or amend employment agreements with each of our named executive officers, were made to further demonstrate our commitment to these goals.

Compensation Philosophy and Objectives

Our compensation program is designed to incentivize our key employees to drive superior results, to give key employees a proprietary and vested interest in our growth and performance, and to enhance our ability to attract and retain exceptional managerial talent upon who, in large measure, our sustained growth, progress and profitability depend. Our executive compensation structure rewards both successful individual performance and the consolidated operating results of the Partnership. Our executive compensation program is in large part designed around Adjusted EBITDA as the key performance objective. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement. We use Adjusted EBITDA as the key measure of performance because it tracks core operating performance closely, it crosses geographic and park operating units, it is easy to track and report to our unitholders on a regular basis, and because it is a primary factor in assessing free cash flow available for distributions which we believe is one of the key investment areas of focus for our unitholders.

Overall, our unitholder-approved incentive plan allows us to provide a mix of compensation that drives our management team to achieve strong annual results as well as deliver long-term value for all unitholders. Our compensation structure provides us with the flexibility to evolve our compensation philosophy and program from year to year, as the market, our business or the industry requires.

Determining Executive Compensation

We combine the compensation elements discussed below in a manner that we believe will optimize each executive’s contribution to the Partnership. We recognize and consider many factors in assessing an individual’s value. In general, we work within ranges of base salary commensurate with the executive’s scope of responsibilities and use our cash incentive and unit-based award programs to challenge the executive to achieve superior annual and long-term results for the benefit of the Partnership and its unitholders. Because a significant portion of this compensation is dependent on performance results, an executive’s actual total compensation can vary considerably if we have a year that exceeds, or fails to meet, expectations. We believe that this is a fair result and appropriately motivates our executives to achieve peak corporate performance over the long term. The range of targeted compensation is position dependent and may reflect how difficult we believe it would be to replace a particular person.

Role of the Compensation Consultant

During the latter part of 2011 and the first part of 2012, the Compensation Committee had the opportunity to reassess the Company’s compensation practices, processes and levels in connection with multiple promotions and movement in our executive officer ranks. The Compensation Committee engaged Hay Group, an independent executive compensation consulting firm, in October 2011 to assist with a review of our historical compensation practices and an assessment of the effectiveness of these practices. Since their engagement, Hay Group has participated in almost all Compensation Committee meetings and has performed no other services for the Company or for management other than to provide advice and counsel to the Compensation Committee in accordance with the Compensation Committee’s instructions from time to time.

Per the Compensation Committee’s instructions, Hay Group completed a comprehensive review of our executive compensation program in March of 2012 and made recommendations on possible changes to the program structure. The Hay Group analysis included a review of our cash incentive program, long-term incentive program, and change-in-control arrangements. Hay Group also conducted a study of compensation levels for certain of our executive positions as compared to compensation levels for similar positions at comparable companies, including levels of base salaries, target total cash compensation (i.e., base salary and target bonus) and total direct compensation (i.e., base salary, target bonus and long-term incentive). Hay Group also assisted the Committee in assessing market practices with respect to executive and director equity ownership guidelines.

Hay Group compared our current programs, practices and compensation levels to market data from published and private survey sources as well as proxy statement information on the current programs, practices and compensation levels of 19 peer companies. The selection of peer group members focused on U.S. publicly traded companies with a significant focus on recreation and entertainment, with similar business models to ours, with annual revenues between  1/2 to 2  1/2 times our revenues and with a market capitalization comparable to ours. The goal was for peer group companies to meet the majority of these criteria. The Compensation Committee believes that the following peer group presented an accurate picture of industry practices for the 2012 fiscal year:

Ameristar Casinos, Inc.	DreamWorks Animation, Inc.	Pinnacle Entertainment, Inc.

Bob Evans Farms	DSW, Inc.	Ryman Hospitality Properties, Inc.

Buckle, Inc.	Finish Line, Inc.	Six Flags Entertainment Corp.

Carmike Cinemas, Inc.	International Speedway Corp.	Speedway Motorsports, Inc.

CEC Entertainment, Inc.	Madison Square Garden Co.	Texas Roadhouse, Inc.

Choice Hotels International, Inc.	Marriott Vacations Worldwide	Vail Resorts, Inc.

Cinemark Holdings, Inc.

The Compensation Committee reviews this peer group periodically and, at a minimum, biannually. Therefore, we expect that the members of this group will be updated from time to time to ensure that they provide us with the most accurate picture of current industry practices. In December 2012, the Compensation Committee as part of its ongoing review process requested that Hay Group undertake an interim review of the peer group and ensure appropriate alignment with the Committee’s selection criteria. As a result of this review, we added two new companies (Marcus Corporation and SeaWorld Entertainment, Inc.). We also removed two companies that previously had been part of our peer group (Ameristar Casinos, Inc., purchased by Pinnacle) and Gaylord Entertainment Co. (converted to a REIT) due to fundamental changes in their business structure. The revised peer group meets the established peer group criteria and the desired level of balance among the peer group companies in terms of revenue and market capitalization. Therefore, subject to any further changes to the peer group, we expect that our review of compensation for fiscal year 2013 will be based on the revised peer group.

In determining 2012 executive compensation, we used the data from the peer group to assess market practices for executive pay, the use and mix of pay devices, and perquisites and benefits. Our objective was to provide base salaries within a competitive range relative to 50% of our peer group and to provide total direct compensation that is within a competitive range relative to 50% up to 75% of our peer group and aligned with survey based data. Our total pay opportunities for our executives in fiscal year 2012 fell within 32 to 64 percentile of our peer group, reflecting our movement away from cash-based compensation and towards equity-weighted compensation opportunities for our named executive officers.

The Committee and Hay Group together reviewed the peer group data and interacted extensively, discussing the appropriate mix of compensation to retain executives and drive performance, certain unique features of our company, our goal to increase alignment with our unitholders through required executive unit ownership guidelines and the mechanics and costs of various compensation features. Hay Group recommended certain modifications to our cash incentive and long-term incentive programs, including the utilization of a different mix of unit-based award opportunities than used in recent years and the Committee adopted multiple updates and modifications following this collaborative process, all of which were in place for 2012.

Roles of the Board of Directors, the Compensation Committee and Our Chief Executive Officer

Although our Board makes the final compensation decisions for the named executive officers, the process of determining compensation is a collaborative one between the Board, Compensation Committee and the chief executive officer. Our chief executive officer dedicates time annually to review all of his direct reports, including the other named executive officers, as well as all of the park general managers. He reviews each individual against budget targets (for the named executive officers), operational targets (for park managers) and achievement of individual performance objectives established before the operating season begins (where applicable) and makes recommendations to the Compensation Committee regarding the compensation of each individual. The Compensation Committee then makes compensation determinations and adjustments when determined to be appropriate to the chief executive officer’s recommendations in accordance with the applicable compensation plans and in turn reports its recommendations to the Board for its approval. Decisions regarding the chief executive officer’s compensation are made by the Compensation Committee, together with the Board of Directors, based upon its review of his performance and the Partnership’s performance.

The Board reviews compensation matters after the seasonal parks have closed and financial results for the season are available. The chief executive officer finalizes his evaluations of the other named executive officers’ performance against their established targets and achievement of their individual performance objectives and based upon that determination, prepares calculations with respect to cash incentive payouts and equity compensation awards for the current year, as well as recommendations for compensation adjustments for the coming year. The chief executive officer generally presents this report to the Compensation Committee and to the Board in October, and provides a final review in February of the subsequent year when financial results have been finalized and final review of the achievement of individual goals has been completed. Based on Partnership performance, park performance and individual performance, the Compensation Committee makes final calculations with regard to cash incentive payouts, equity compensation awards and recommends any compensation adjustments, subject to Board approval and final audited results.

Compensation Consultant Conflicts Assessment

In April of 2013, the Compensation Committee assessed the independence of the compensation consultant in accordance with the Securities and Exchange Commission (“SEC”) rules and concluded that the compensation consultant’s work for the Compensation Committee does not raise any conflicts of interest.

Elements of 2012 Executive Compensation

Compensation Mix

Our executive compensation program is designed around total direct compensation-that is, the combination of base salary, annual cash incentive awards and long-term incentive compensation. In setting the appropriate level of total direct compensation, the Compensation Committee seeks to establish each compensation element at a level that is both competitive and will attract and motivate top talent, while keeping the overall pay levels aligned with unitholders’ interests and job responsibilities.

The following table sets forth each element of our executive compensation program and the principal objectives of that element:

Compensation Element	Principal Objectives
Base Salary	Fixed compensation element intended to reward core competencies, experience and required skills in senior leadership positions.
Annual Cash Incentive Awards -Cash Incentive Compensation -Cash Bonus	Variable compensation element intended to reward contributions to our short-term business objectives and, achievement of individual goals.
Long-Term Incentive Compensation -Time-Based Phantom Unit Awards -Restricted Unit Awards -Performance Unit Awards -Unit Options	Variable compensation element intended to reward contributions to our long-term success and the achievement of our mission and key business objectives, and each named executive officer’s commitment to the interests of our unitholders.
Retirement Benefits - Section 401(k) Plan	The named executive officers may participate in the Company’s 401(k) plan which is available to all our eligible employees.
Executive Perquisites and Benefits - Health, Life and Disability Benefits

The named executive officers participate in employee benefit plans available to all our eligible employees, including health, life and disability plans.

Given the rigorous demands placed on the named executive officers, we have a vested interest in their health and security.

Change in Control Protection in Employment Agreements	Ensures continuity of management in the event of a change in control of the Company.

We seek to balance the compensation for each executive among the above elements in a manner designed to achieve our overall compensation objectives. In setting cash incentive and equity incentive components of compensation for each executive, we look to the relationship of those components to the executive’s salary and consider the total direct compensation that is represented by salary, cash incentive awards and unit-based awards. The mix of compensation and relative levels of each element is position dependent and may vary year-to-year.

In 2012, we refined the long-term equity incentive compensation component to place more emphasis on performance and alignment with the interests of our unitholders. In doing so, we believe that performance is focused on long-term value creation and does not encourage executives to take unreasonable risks with respect to the business. Accordingly, the long-term incentive compensation component for each named executive officer for 2012 included a mix of performance units, options and time-vested restricted units, and those awards represent 25%, 25% and 50%, respectively, of the executive’s target long-term incentive compensation. We expect in future years that the mix of the long-term incentive compensation will continue to be reflective of an increased emphasis on performance and alignment with the interests of our unitholders.

Compensation Mix—2013 Update

For 2013, the Compensation Committee focused on the long-term incentive compensation plan design and was committed to adjusting the relative weighting of the incentive components to ensure that it both aligned with market practices and was performance-based. As a result, the Compensation Committee adopted an adjustment to the mix of long-term incentive compensation to place additional focus on the performance-based component of the plan by increasing the mix of performance-based units from 25% to 50% and reducing the utilization of time-based restricted units from 50% to 25% of the total mix. With these modifications in place the 2013 long-term incentive mix will now include performance units (50%), time-based restricted units (25%), and options (25%).

The charts below illustrate, with respect to our named executive officers in 2012, (i) the average target percentage of fixed compensation in comparison to variable compensation and (ii) the average target percentage of cash compensation in comparison to equity compensation.

2012 Executive Compensation-Fixed vs. Variable Compensation	2012 Executive Compensation-Cash vs. Equity Compensation

Base Salary

We pay base salaries to provide a fixed amount of compensation that is not subject to performance-related risk commensurate with the executive’s scope of responsibilities, performance, current compensation levels, tenure with the Partnership and other experience. We do not consider the earnings of prior long-term incentive awards or retirement plans when determining base salary compensation, as awards earned in prior years were earned for prior performance, and we do not believe they should be a factor in current compensation. Base salaries may be reviewed and adjusted from time to time, subject to the terms of applicable employment agreements. Based on the factors identified above, the Board, or the Compensation Committee, as the case may be, adjusts the base salary for each of the named executive officers on an annual basis and in connection with promotions or a substantial change in responsibilities. See “Narrative to Summary Compensation and Grants of Plan Based Awards Tables—Employment Agreements” for additional information on the terms of the employment agreements.

The base salary for each named executive officer falls within a range, when considered together with the other elements of compensation, that the chief executive officer and Compensation Committee believe is appropriate on an individual basis. In reviewing the named executive officer’s salary, the Compensation Committee generally considers, among other things:

•	market data provided by our compensation consultant with respect to comparable positions; and

•	the individual named executive officer’s performance, experience, skills and time in position.

In light of such considerations, our named executive officers received merit based increases in base salary for 2012 to, among other things, recognize successful transitions into new executive roles, reward the executive’s contribution to a third-straight record year of Adjusted EBITDA in 2012, and better align base pay with market-based comparables. The base pay increases will also move total compensation for our named executive officers closer to the market-based total compensation percentile objective of 50% of our peer group. Base salaries for our named executive officers for 2013 and 2012 are indicated below:

Named Executive Officer	2013 Annual Salary	2012 Annual Salary
Ouimet	$850,000	$850,000
Witherow	$376,000	$350,000
Zimmerman	$457,000	$425,000
Semmelroth	$258,000	$250,000
Bender	$335,000	$325,000

Cash Incentive Program

Our cash incentive awards provide a component of compensation that is contingent on the achievement of annual performance objectives and is designed to reward achievement of short-term financial and operational goals. The performance objectives and percentage of base salary that may be earned as a cash incentive are determined for each named executive officer and approved by the Compensation Committee by March of the applicable year. The performance objectives may be individualized for each position and individual, may be expressed in multiple measures of performance, including individual, business unit, management unit and Partnership performance, and may be weighted differently between positions and individuals.

For 2012, upon the recommendation of the Compensation Committee the Board adopted a short-term cash incentive award program that included individual performance goals and required that awards not be paid out if Company financial performance falls below a threshold level. In 2012, 85% of the target cash incentive awards for our named executive officers were based on an approved target consolidated Adjusted EBITDA for the fiscal year of $388.4 million and 15% of the target awards were based on the achievement of individual performance goals.

Payouts of the Company performance-based portion of the award were based on specified threshold, target and maximum levels of performance as compared to the targeted level of Adjusted EBITDA of $388.4 million and were interpolated for performance between those levels. Payouts of the company performance-based portion of the 2012 cash awards were calculated at the following scale (with amounts interpolated between the various levels): Adjusted EBITDA of less than 85% of the target, 0% payout; Adjusted EBITDA of 85% of the target, 50% payout; Adjusted EBITDA of 100% of the target, 100% payout; and Adjusted EBITDA of 105% or more, 150% payout. Payout of the individual performance-based portion of the award was dependent on the achievement of a specified threshold, target or maximum number of individual performance goals, with payout at 50%, 100% and 150% for 2012 awards. Maximum payout of the cash incentive awards were limited to 150% of the target award, and no cash incentive awards were eligible to be paid to the executives in the event that Adjusted EBITDA fell below the threshold level of performance or the Company was not able to pay a distribution during the applicable year due to loan covenants. Participants who leave employment prior to the date of payment forfeit any unpaid cash incentive award unless otherwise provided in an employment agreement. As a result, these awards are designed not only to motivate performance but also to encourage retention of key employees.

For 2012, the cash incentive opportunities for our chief executive officer and his direct reports included a clawback provision. This clawback provision has a 24-month lookback and is triggered upon a financial restatement that results in lower bonus payouts than originally delivered.

The 2012 target award opportunities for the named executive officers who were eligible for 2012 cash incentive awards, reflected as a percentage of base salary in effect at that time, were as follows:

Named Executive Officer	Target Award in Dollars	Target Award as a Percentage of Base Salary
Ouimet	$850,000	100%
Witherow	$262,500	75%
Zimmerman	$318,750	75%
Semmelroth	$150,000	60%
Bender	$211,250	65%

In 2012, the Company achieved record Adjusted EBITDA of $391.0 million which represented a 4.4% increase from the Company’s 2011 Adjusted EBITDA and based on this above-target performance achievement, the payouts of the Company performance-based portion of the cash incentive awards to each of the named executive officers who received awards were at 101.9% of their respective targets. In addition, each of our executives successfully achieved their individual performance goals, which was a significant contributing factor to our record results in 2012. As a result, each was eligible for the payment of 150% of the individual performance-based portion of their respective targets.

The 2012 cash incentive payouts for the named executive officers are set forth below:

Named Executive Officer	2012 Cash Incentive	Cash Incentive as a Percentage of 2012 Annual Salary
Ouimet	$927,478	109%
Witherow	$286,427	82%
Zimmerman	$347,804	82%
Semmelroth	$163,673	66%
Bender	$230,505	71%

Bonuses

In consideration of our overall compensation objectives and the mix of different types of compensation that were awarded this year, no additional cash bonuses were paid to our named executive officers in fiscal year 2012.

Long-Term Incentive Compensation

We provide long-term incentive compensation awards to senior management under our 2008 Omnibus Incentive Plan which allows us to grant options, units, unit appreciation rights, performance awards and other types of unit-based awards. Prior to the adoption of the updated long-term incentive program in March of 2012, we relied primarily on our phantom unit awards to provide long-term incentives to our executive officers, with certain members of management having received performance unit awards. We utilized these types of awards because we believe they give key employees a proprietary and vested interest in our growth and performance and align key employees’ interests with those of our unitholders, while providing us a cost effective means of compensation. We also believe that the vesting schedule for these awards aids us in retaining executives and motivates superior performance over the long term because the payment of the awards is forfeited if the executive is no longer employed by us as of the vesting date, unless otherwise provided in an employment agreement or grant agreement.

Long-Term Incentive Compensation—2012

In 2012, as a result of our overall review of our compensation program in consultation with Hay Group, we modified our long-term incentive program to realign the elements of the equity plan reflective of the Compensation Committee’s desire to migrate to a more performance-based approach with a continuing emphasis on alignment with unitholder interests. In 2012, each named executive officer received a unit-based award that included a mix of time-based restricted units, performance unit awards and options. In 2012, the target awards were allocated 50%, 25% and 25%, respectively, among these types of awards. The target long-term incentive award value was determined as a percentage of base salary and then converted to a number of units for each named executive officer. The long-term incentive awards have rolling three-year performance periods. Options vest in annual increments over a three-year period. The performance unit awards and restricted unit awards require continuous employment through the payment date, subject to certain exceptions, and accrue distribution equivalents. Restricted units are non-transferable during the restricted period.

In 2012, award recipients were eligible to receive up to a specified percentage of the target number of potential performance units for a particular performance period. The number of units payable is dependent on the level of attainment of the performance objectives specified for the performance period, as determined by the Committee, and no awards will be paid if the threshold level of performance is not achieved. Awards for 2012 have a performance period of January 1, 2012—December 31, 2014, and are based on the level of achievement of cumulative Adjusted EBITDA versus the target during that period. Payouts of the 2012 awards will be at the following scale (with amounts interpolated between the various levels): cumulative Adjusted EBITDA of less than 85% of the target, 0% payout; cumulative Adjusted EBITDA of 85% of the target, 50% payout; cumulative Adjusted EBITDA of 100% of the target, 100% payout; and cumulative Adjusted EBITDA of 105% or more, up to a maximum payout of 150% of the target.

Time-Based Phantom Unit Awards

Time-based phantom unit awards are intended to assist in retaining our executive team in order to accomplish our strategic and long-term objectives. Ms. Semmelroth commenced her employment as Chief Marketing Officer in February of 2012. Ms. Semmelroth received an initial award of 15,000 time-based phantom units in connection with the commencement of her employment with a grant date value of approximately $418,650. These phantom units will vest in two equal installments in February of 2014 and February of 2015, if Ms. Semmelroth remains employed as of each payment date, subject to the terms of her award agreement. The phantom units subject to this award accrue additional phantom units from distributions that we make, subject to the same vesting terms and conditions.

Restricted Unit Awards

In March of 2012, we made time-based restricted unit awards to each named executive officer. The restricted period on the awards will lapse upon the executive’s continuous employment through the restricted period which expires on December 31, 2014 and the awards will thereafter be unrestricted, unless otherwise provided in an employment agreement or grant agreement. These awards accrue distribution equivalents when we make distributions, which will be paid out upon the lapse of the restriction period along with the original awards. The March 2012 time-based restricted unit awards were as follows:

Named Executive Officer	March 2012 Restricted Unit Awards
Ouimet	28,784
Witherow	5,926
Zimmerman	7,196
Semmelroth	3,175
Bender	4,127

These time-based restricted unit awards were made in furtherance of the goal of retaining our executive team in order to accomplish our strategic and long-term objectives.

Restricted Unit Awards—One Time Retention Awards

In October 2012, we made time-based restricted unit awards to each named executive officer. The restricted period on the awards will lapse upon the participant’s continuous employment through October 24, 2015 and the awards will thereafter be unrestricted, unless otherwise provided in an employment agreement or grant agreement. These awards accrue distribution equivalents when we make distributions, which will be paid out upon the lapse of the restriction period along with the original awards. The October 2012 one-time retention awards were as follows:

Named Executive Officer	October 2012 Restricted Unit Awards
Ouimet	28,137
Witherow	9,854
Zimmerman	11,965
Semmelroth	7,038
Bender	9,150

These time-based restricted unit awards were granted in consideration of the important roles that the named executive officers played in our execution of the FunForward initiative and successful C-suite transition during 2012, as well as the impact of our previous cash-based compensation philosophy and the resulting lack of insider ownership. The one-time, October 2012 time-based restricted unit awards further our stated goals of establishing a foundation of equity ownership to support further enhancement of a performance based approach to equity awards, an increase in executive stock ownership, and migration of employees to identified market based total compensation percentile objectives, and retention of key employees.

Performance Unit Awards

In March of 2012, we made Performance Unit Awards to each named executive officer. The awards are subject to the achievement of the performance targets set by the Compensation Committee for the performance period of January 1, 2012—December 31, 2014, and are based on the level of achievement of cumulative Adjusted EBITDA versus the target during that period. The target numbers of units for the March 2012 performance unit awards were as follows:

Named Executive Officer	March 2012 Performance Unit Awards (Target)
Ouimet	14,392
Witherow	2,963
Zimmerman	3,598
Semmelroth	1,587
Bender	2,064

As the performance periods for each of the 2008, 2009, 2010 and 2011 awards all ended on December 31, 2011, 50% of the performance units for each year vested and were paid out in March 2012. The remaining 50% vested and were paid in March 2013. Each year’s awards were to be paid based on a sliding scale of performance objectives for the applicable performance period, tied to the achievement of specified levels of cumulative Adjusted EBITDA.

The goals for the June 2, 2008 through December 31, 2011 performance period were as follows:

Cumulative Adjusted EBITDA	Payout Percentage
> $1,456 million	75%
> $1,411 million	50%
< $1,381 million	0%

The goals for the 2009, 2010 and 2011 awards were set at levels consistent with the 2008—2011 targets. All of the 2008, 2009, 2010 and 2011 awards were paid out at 65% of the maximum level, based on achievement of cumulative Adjusted EBITDA of $1,438 million from June 2, 2008 through December 31, 2011, and based on the equivalent level of achievement of Adjusted EBITDA for the performance period applicable to the relevant award.

Unit Options

The compensation structure was modified so that twenty-five percent of the 2012 annual long-term incentive awards was composed of unit options. These options were granted with an exercise price equal to the closing price of the Company’s units on the day before the grant date. Options remain outstanding for up to ten years from grant and vest in three equal annual installments beginning one year from the date of grant. Options provide the most direct link to absolute unitholder returns and, due to their 10-year term, provide a longer-term focus than other pay elements.

For 2012, the Compensation Committee had determined to grant the following unit options to the executives:

Named Executive Officer	2012 Unit Option Awards
Ouimet	86,387
Witherow	17,786
Zimmerman	21,597
Semmelroth	9,528
Bender	12,386

Employment Agreements and Change in Control Arrangements

We have entered into multi-year employment agreements with each of our named executive officers. In addition, we had an employment agreement with Mr. Kinzel during his employment, which ended on January 3, 2012. These employment agreements serve as the starting point from which the Compensation Committee then continues the process in setting executive compensation. We believe that it is in the best interests of the Company to enter into multi-year employment agreements with our executive officers because the agreements foster long-term retention while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs.

In 2012, in consultation with our compensation consultant and outside legal counsel we updated our executive employment contracts. Existing contracts for Messrs. Ouimet, Zimmerman and Bender were modified to:

•

add a clawback provision allowing the Company’s Board of Directors, in appropriate circumstances, to require reimbursement of incentive compensation paid within the preceding twenty-four months. Under the clawback provision the Company’s Board of Directors may require the executive to return his incentive compensation if (i) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of the Company’s financial statements filed with the SEC, (ii) the Board of Directors determines that the executive engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement, and (iii) a lower payment would have been made based upon the restated financial results;

•

eliminate threshold levels for incentive cash bonuses and annual equity awards that had been included in the prior employment agreements. During the employment period, executives are eligible to (i) participate in the Company’s cash incentive compensation plans and equity incentive plans, including the Company’s 2008 Omnibus Incentive Plan at a level appropriate to their position and performance, as determined by the Company’s Board of Directors and (ii) receive an annual cash incentive award as determined by the Company’s Board of Directors on an annual basis;

•

eliminate evergreen renewal provisions and add a provision requiring that prior to the expiration of the employment period, a notice of intention to enter into a new employment agreement is required; and

•	modify the manner in which severance payments are calculated related to change-in-control events and in connection with certain termination events.

In 2012, we also entered into new employment contracts with Mr. Witherow and Ms. Semmelroth that contain the updated provisions above and are consistent with our standard platform for executive employment contracts.

Post-Employment Compensation

Each employment agreement provides for certain benefits in termination and change-in-control situations, and we have a change-of-control plan in place for certain executives and key employees. If an executive who would otherwise be covered by the change-of-control plan has change-in-control provisions in his or her employment agreement, then the executive does not participate in the change-of-control plan while the employment agreement is in effect. In addition, certain of our incentive plans contain change-in-control provisions. Our compensation consultant reviewed our change-in-control arrangements in connection with its review of our compensation programs and determined that our arrangements were appropriate and consistent with market terms. The agreements that would apply to our named executive officers in a change-in-control situation are discussed in more detail under “Potential Payments Upon Termination or Change in Control” below.

Retirement Programs

Our named executive officers participate in our tax-qualified Cedar Fair Retirement Savings Plan. This plan, or a similar plan, is available to all of our eligible employees and contains a 401(k) matching program as well as a profit sharing component. The annual amount of the profit sharing contribution is determined, after consideration of the Compensation Committee’s recommendation, by the Board, in its sole discretion. Our contributions to this plan for our named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table on page 20. In addition, Mr. Kinzel participated in our Amended and Restated Supplemental Retirement Program described on page 31 while employed with us and received certain cash payments during 2012 under the program as a result of his retirement. Additional contributions to this plan were discontinued on May 2004, and we do not intend to have any other executive officers participate in this plan. In February 2008, we adopted the 2008 Supplemental Retirement Plan to provide supplemental retirement benefits to a broader group of executives, which is described on page 31. Additional contributions to this plan were discontinued in 2011, and we do not intend to have any other executive officers participate in this plan.

Perquisites and Supplemental Compensation

We provide perquisites or supplemental compensation to our named executive officers that we believe are reasonable, competitive and consistent with our overall compensation philosophy. We believe that these benefits generally allow our executives to work more efficiently and represent a small percentage of overall compensation. Mr. Ouimet’s employment agreement provides for supplemental compensation at an annual rate of $50,000, which is intended to provide for a fixed annual amount in lieu of individual perquisites other than one-time relocation expenses, an annual physical exam and de minimis perquisites such as discounts on our products.

In 2012 we provided Messrs. Zimmerman, Witherow and Bender, and Ms. Semmelroth with automobile allowances. We also offered our named executive officers discounts on Partnership products and covered certain relocation expenses for Ms. Semmelroth. See footnote 4 to the Summary Compensation Table on page 20 for a discussion of when the value of perquisites is reported in that table.

Risk Assessment Process

The Compensation Committee has reviewed our compensation programs and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. This risk assessment process included a review of the design and operation of our compensation programs, consultation with our compensation consultants at Hay Group, review of a risk assessment matrix which aided us in the process of identifying and evaluating situations or compensation elements that may raise material risks, and an evaluation of the controls and processes we have in place to manage those risks. Because we provide different types of compensation, consider various factors in assessing Company and individual performance and retain, at the Compensation Committee level, discretion in certain compensation matters, we believe that our compensation program provides an effective and appropriate mix of incentives to help ensure the Partnership’s performance is focused on long-term value creation and does not encourage our executives to take unreasonable risks with respect to our business.

SUMMARY COMPENSATION TABLE FOR 2012

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2012. The table also summarizes, for each of our named executive officers for 2012 who was also one of our named executive officers for 2011 and/or 2010, the total compensation paid to or earned by the officer for the fiscal years ended December 31, 2011 and 2010.

(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)		(i)		(j)
Name and Principal Position	Year	Salary		Bonus		Unit Awards (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings		All Other Compensation (4) (5)		Total
Matthew A. Ouimet (6)	2012	$850,000		$—		$2,274,414	$425,024	$927,478	$—		$65,654		$4,542,570
President and Chief Executive Officer	2011	$400,685		$416,712	(7)	$1,500,000	$—	$—	$—		$28,738		$2,346,135
Brian C. Witherow (8)	2012	$346,527	(9)	$—		$612,506	$87,507	$286,427	$—		$19,237		$1,352,204
Executive Vice President and Chief Financial Officer	2011	$191,109		$15,000	(7)	$85,402	$—	$69,564	$—		$27,778		$388,853
Richard A. Zimmerman	2012	$425,000		$—		$743,744	$106,257	$347,804	$—		$19,451		$1,642,256
Chief Operating Officer	2011	$346,644		$—		$50,000	$—	$202,800	$—		$19,635		$619,079
	2010	$315,500		$—		$55,000	$—	$135,034	$—		$20,869		$526,403
Kelley Semmelroth (10)	2012	$218,579	(10)	$—		$809,262	$46,878	$163,673	$—		$80,811		$1,319,203
Executive Vice President and Chief Marketing Officer
H. Philip Bender	2012	$325,000		$—		$507,828	$60,939	$230,505	$—		$19,451		$1,143,723
Executive Vice President	2011	$299,504		$—		$85,000	$—	$197,392	$—		$19,635		$601,531
of Operations	2010	$277,000		$—		$53,000	$—	$177,834	$—		$20,869		$528,703
Richard L. Kinzel	2012	$117,615	(11)	$—		$—	$—	$—	$—		$10,172,514	(11)	$10,290,129
Former President and	2011	$1,390,000		$—		$1,600,000	$—	$1,445,600	$62,014	(12)	$52,481		$4,550,095
Chief Executive Officer	2010	$1,340,000		$—		$1,600,000	$—	$1,433,800	$60,039	(12)	$53,709		$4,487,548

(1)	The amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of unit-based awards other than options granted during the fiscal year ended December 31, 2012, 2011 or 2010, as applicable, pursuant to the 2008 Omnibus Incentive Plan. The 2012 amount for each executive includes the grant date fair value for the March 2012 restricted unit awards, the October 2012 restricted unit awards and the March 2012 performance unit awards for the 2012-2014 performance period. The 2012 amount for Ms. Semmelroth also includes the grant date fair value of her February 2012 time-based phantom unit award. The amounts included in the table for the 2012-2014 performance unit awards were computed based on the probable outcome of the performance conditions for the awards on the grant date (i.e., the target level of performance). The ASC Topic 718 grant date fair values of the 2012-2014 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Ouimet—$424,996 (target), $637,494 (maximum); Mr. Witherow—$87,497 (target), $131,261 (maximum); Mr. Zimmerman—$106,249 (target), $159,373 (maximum); Ms. Semmelroth—$46,864 (target), $70,311 (maximum); and Mr. Bender—$60,950 (target), $91,425 (maximum).

The 2011 and 2010 amounts in column (e) for Messrs. Ouimet, Zimmerman, Bender and Kinzel include the aggregate grant date fair value of phantom unit awards to those executives during the applicable year. Mr. Witherow’s 2011 and 2010 amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of 2008-2011 performance unit awards made during the fiscal years ended December 31, 2011 and 2010 pursuant to the 2008 Omnibus Incentive Plan based on the maximum potential payout under the established performance targets. Mr. Witherow’s 2008-2011 performance unit awards ultimately paid out at the 65% level, as further discussed below under “Narratives to Summary Compensation and Grants of Plan Based Awards Tables—Performance Unit Awards—2008-2011 Performance Units.”

Assumptions used in the calculation of these amounts are discussed in Note 7 to the Partnership’s audited financial statements for the fiscal year ended December 31, 2012, included in the Original Form 10-K filed with the Securities and Exchange Commission on February 25, 2013.

(2)	The amounts in column (f) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of unit options awarded to the named executive officers in March 2012. Assumptions used in the calculation of these amounts are discussed in Note 7 to the Partnership’s audited financial statements for the fiscal year ended December 31, 2012, included in the Original Form 10-K filed with the Securities and Exchange Commission on February 25, 2013.
(3)	The amounts in column (g) reflect cash incentive awards to the named executive officers for 2012, 2011 and 2010. See the discussion under “Cash Incentive Program Awards and Bonuses” on page 25 for additional information.
(4)	The amounts shown in column (i) reflect, for each named executive officer (other than Ms. Semmelroth), 401(k) matching contributions of 3% of pay and reflect, for Messrs. Witherow, Zimmerman and Bender, profit sharing contributions of 4% of pay up to the respective limitations imposed under rules of the Internal Revenue Service. The 2012 profit sharing contributions for Messrs. Witherow, Zimmerman and Bender were approximately $11,951. Ms. Semmelroth was not eligible for 401(k) matching or profit sharing contributions in 2012 because employees must complete one year of service before becoming eligible. The amounts in column (i) also reflect, for each named executive officer for whom the total value of perquisites received in a given year was at least $10,000, the aggregate value of perquisites received in that year. The 2012 amount shown in column (i) for Mr. Ouimet includes the aggregate value of the following: supplemental compensation earned for 2012 under Mr. Ouimet’s employment agreement ($50,000); relocation expenses and the cost of an annual physical exam provided to Mr. Ouimet in accordance with his employment agreement; and discounts on Partnership products and services. See “Employment Agreements” for additional discussion of Mr. Ouimet’s employment agreement. The 2012 amount shown in column (i) for Ms. Semmelroth includes the aggregate value of relocation expenses ($72,411) and an automobile and gas allowance. The 2011 amount shown in column (i) for Mr. Witherow includes the amount paid to Mr. Witherow to cover taxes associated with his special discretionary cash bonus for 2011 described below in footnote (7). For additional discussion of contributions that we make for our named executive officers under our Retirement Savings Plan and of perquisites we provide our named executive officers, see “Compensation Discussion and Analysis—Elements of 2012 Executive Compensation—Retirement Programs” and “Compensation Discussion and Analysis—Elements of 2012 Executive Compensation—Perquisites and Supplemental Compensation.”
(5)	The value attributable to the personal use of company-provided automobiles (calculated in accordance with Internal Revenue Service guidelines) is included as compensation on the W-2 of named executive officers who receive such benefits. This value is included in column (i) for each named executive officer for whom the total value of perquisites for the year was $10,000 or more. Each named executive officer is responsible for paying income tax on such amount.
(6)	Mr. Ouimet joined our company as President on June 20, 2011. He became our Chief Executive Officer on January 3, 2012, upon Mr. Kinzel’s retirement.
(7)	The amounts in column (d) reflect cash bonuses to certain of our named executive officers for 2011. Mr. Ouimet received a cash bonus for 2011 representing 104% of his 2011 base salary, pro-rated for the amount of time he was employed during 2011. Mr. Ouimet was entitled to a minimum cash bonus equal to his pro-rated salary for 2011 under his employment agreement. Mr. Witherow was awarded a special discretionary cash bonus in 2011 in recognition him being instrumental in running our corporate finance division and providing continuity following the departure of our former chief financial officer, which was in addition to his 2011 cash incentive award reported in column (g).
(8)	Mr. Witherow served as interim co-principal financial officer for a portion of 2011. He was promoted to Executive Vice President and Chief Financial Officer in January 2012.
(9)	Mr. Witherow’s 2012 annual salary of $350,000 was effective shortly after the beginning of the year, and the amount in column (c) of the Summary Compensation Table for him is prorated accordingly.
(10)	Ms. Semmelroth joined Cedar Fair in February 2012. Ms. Semmelroth’s annual salary was set at $250,000 at the time of her hire, and she received a prorated portion of her 2012 annual salary for the portion of the year she was employed. The prorated amount is reported in column (c) of the Summary Compensation Table.
(11)	Mr. Kinzel’s 2012 amount in column (c) includes $10,692 of salary earned for 2012 until his retirement and $106,923 of accrued and unused vacation that was paid to him upon his retirement. His 2012 amount in column (i) includes Board fees of $185,000 for his service as a non-employee director in 2012 and the following payments and benefits that were made or accrued to Mr. Kinzel in connection with his retirement: earned but unpaid salary for 2011 (approximately $53,462); the unpaid portion of Mr. Kinzel’s cash incentive award for 2011 ($413,525); the market value associated with the vesting of all of Mr. Kinzel’s outstanding equity awards (approximately $9,254,236); post-retirement lifetime health coverage benefits for Mr. Kinzel and his spouse (estimated value of $190,863); his 2012 life insurance policy premium; and the present value of the remaining life insurance premiums that we will pay in future years for that policy ($47,519). Mr. Kinzel’s 2012 column i) amount also includes the value attributable to discounts on our products and 401(k) and profit sharing matching contributions further discussed in footnote (4).

(12)	The 2011 and 2010 amounts in column (h) for Mr. Kinzel reflect the aggregate positive change in actuarial present value of his accumulated benefits from the prior year under the Amended and Restated Supplemental Retirement Program. Mr. Kinzel’s account under the Amended and Restated Supplemental Retirement Program vested and was paid in connection with his retirement in 2012. The value of that payment is excluded from the Summary Compensation Table pursuant to Securities and Exchange Commission rules and is included in the Pension Benefits Table below, as further discussed on page 31.

GRANTS OF PLAN BASED AWARDS TABLE FOR 2012

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)		(j)	(k)	(l)
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards					All Other Unit Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Unit and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Ouimet	3/27/12	$—	$—	$—	—	—		—		—		86,387	$29.53	$425,024
	3/27/12	$—	$—	$—	—	14,392	(2)	21,588	(2)	—		—	$—	$424,996
	3/27/12	$—	$—	$—	—	—		—		28,784	(3)	—	$—	$849,992
	10/29/12	$—	$—	$—	—	—		—		28,137	(3)	—	$—	$999,426
	—	$—	$850,000	$1,275,000	—	—		—		—		—	$—	$—
Witherow	3/27/12	$—	$—	$—	—	—		—		—		17,786	$29.53	$87,507
	3/27/12	$—	$—	$—	—	2,963	(2)	4,445	(2)	—		—	$—	$87,497
	3/27/12	$—	$—	$—	—	—		—		5,926	(3)	—	$—	$174,995
	10/29/12	$—	$—	$—	—	—		—		9,854	(3)	—	$—	$350,014
	—	$—	$262,500	$393,750	—	—		—		—		—	$—	$—
Zimmerman	3/27/12	$—	$—	$—	—	—		—		—		21,597	$29.53	$106,257
	3/27/12	$—	$—	$—	—	3,598	(2)	5,397	(2)	—		—	$—	$106,249
	3/27/12	$—	$—	$—	—	—		—		7,196	(3)	—	$—	$212,498
	10/29/12	$—	$—	$—	—	—		—		11,965	(3)	—	$—	$424,997
	—	$—	$318,750	$478,125	—	—		—		—		—	$—	$—
Semmelroth	2/15/12	$—	$—	$—	—	—		—		15,000	(4)	—	$—	$418,650
	3/27/12	$—	$—	$—	—	—		—		—		9,528	$29.53	$46,878
	3/27/12	$—	$—	$—	—	1,587	(2)	2,381	(2)	—		—	$—	$46,864
	3/27/12	$—	$—	$—	—	—		—		3,175	(3)	—	$—	$93,758
	10/29/12	$—	$—	$—	—	—		—		7,038	(3)	—	$—	$249,990
	—	$—	$150,000	$225,000	—	—		—		—		—	$—	$—
Bender	3/27/12	$—	$—	$—	—	—		—		—		12,386	$29.53	$60,939
	3/27/12	$—	$—	$—	—	2,064	(2)	3,096	(2)	—		—	$—	$60,950
	3/27/12	$—	$—	$—	—	—		—		4,127	(3)	—	$—	$121,870
	10/29/12	$—	$—	$—	—	—		—		9,150	(3)	—	$—	$325,008
	—	$—	$211,250	$316,875	—	—		—		—		—	$—	$—
Kinzel	—	$—	$—	$—	—	—		—		—		—	$—	$—

(1)	These columns show possible payouts under 2012 cash incentive awards that were based on the achievement of the Company and individual performance measures established in March 2012. The target award opportunities in column (d) assume achievement of the target level of both the Company performance goals and individual performance goals. The maximum award opportunities in column (e) assume maximum achievement of both the Company and individual performance targets. There were no threshold payout levels associated with these awards. Actual amounts paid with respect to these awards are reported in column (g) of the Summary Compensation Table for 2012. See “Compensation Discussion and Analysis” and “Narratives to Summary Compensation and Grants of Plan Based Awards Tables—Cash Incentive Program Awards and Bonuses.”
(2)

Amounts reflect a multi-year performance unit award granted under the 2008 Omnibus Incentive Plan for the January 1, 2012—December 31, 2014 performance period. The target potential number of performance units that may be earned is set forth in column (g) and the maximum potential number of performance units that may be earned is set forth in column (h). Payouts will be based on the level of achievement of consolidated Adjusted EBITDA versus specified threshold, target and maximum levels of performance over the three-year period. There is no threshold payout level for these awards. See “Compensation Discussion Analysis—Elements of 2012 Compensation—Performance Unit Awards” and “Narrative to Summary Compensation and Grant of Plan Based Awards Tables—Performance Unit Awards—2012-2014 Performance Units.”
(3)	Amounts reflect time-based restricted units granted under the 2008 Omnibus Incentive Plan. The March 2012 awards vest December 31, 2014. The October 2012 awards vest October 24, 2015.
(4)	Amount reflects time-based phantom units granted to Ms. Semmelroth under the 2008 Omnibus Incentive Plan. This award will be payable in cash equivalent or units, or a combination of both, as determined by the Compensation Committee, in two equal installments in February 2014 and February 2015.

NARRATIVE TO SUMMARY COMPENSATION AND GRANTS OF PLAN BASED AWARDS TABLES

The description that follows summarizes the terms and conditions of our employment agreements with Messrs. Ouimet, Witherow, Zimmerman and Bender and Ms. Semmelroth. It also summarizes terms of and the programs under which the compensation reflected in the tables for our named executive officers was awarded. A discussion of the compensation disclosed in the tables for Mr. Kinzel, our former president and chief executive officer who retired on January 3, 2012, is provided in a separate section at the end of this discussion captioned “Mr. Kinzel.” Additional information is provided in the “Compensation Discussion and Analysis” and “Potential Payments upon Termination or Change in Control” sections.

Employment Agreements

We amended and restated our employment agreement with Matthew A. Ouimet, our president and chief executive officer, in December 2012. The new agreement took effect on December 4, 2012 and will terminate December 31, 2014. Under the agreement, Mr. Ouimet receives a base salary at an annual rate of $850,000, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. Under the current agreement, during his employment period, Mr. Ouimet is eligible to participate in our cash incentive compensation plans and equity incentive plans, including our 2008 Omnibus Incentive Plan, at a level appropriate to his position and performance, as determined by the Board. The amendment to Mr. Ouimet’s employment agreement eliminated threshold levels for incentive cash bonuses and annual equity awards that had been included in his prior employment agreement and that applied to Mr. Ouimet’s cash bonus/incentive and equity awards reflected in the tables for 2011 and 2012. Any Omnibus Plan awards will immediately vest upon a change in control under the agreement, and any calendar year cash bonuses are to be paid to Mr. Ouimet at the same time as our other senior executives and no later than March 15 following the end of the year. Mr. Ouimet generally must be employed on the last day of the year to receive a cash bonus for that year, but the agreement specifies certain situations where a termination of employment would not result in forfeiture of a cash bonus. See the “Potential Payments Upon Termination or Change in Control” section for detailed descriptions of those situations. Mr. Ouimet’s agreement provides for supplemental compensation at an annual rate of $50,000, payable in monthly installments, for us to cover the cost of an annual physical exam and for certain relocation expenses. The employment agreement does not limit the manner in which Mr. Ouimet may spend his supplemental compensation. In addition, Mr. Ouimet is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans, on the same basis as our other senior executives, and he is entitled to four weeks of annual paid vacation days. The agreement contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions and a clawback provision in favor of Cedar Fair that is further described below.

We also entered into new or amended and restated employment agreements with Mr. Witherow (our executive vice president and chief financial officer), Mr. Zimmerman (our chief operating officer), Ms. Semmelroth (our executive vice president and chief marketing officer) and Mr. Bender (our executive vice president of operations), effective December 4, 2012. The agreements with Messrs. Witherow and Bender and Ms. Semmelroth will terminate December 31, 2015, and the agreement with Mr. Zimmerman will terminate December 31, 2014. The new agreements entitle each executive to receive a specified annual base salary, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. The minimum annual base salary amounts specified in the agreements are: Mr. Witherow, $350,000; Mr. Zimmerman, $425,000; Ms. Semmelroth, $250,000; and Mr. Bender, $325,000. During the employment period, each executive is eligible to participate in our cash incentive compensation plans and equity incentive plans, including our 2008 Omnibus Incentive Plan, at a level appropriate to his or her position and performance, as determined by the Board. The amendment to Mr. Zimmerman’s employment agreement eliminated threshold levels for incentive cash bonuses and annual equity awards that had been included in his prior employment agreement and that applied to Mr. Zimmerman’s cash incentive and equity awards reflected in the tables for 2012. Any Omnibus Plan awards will immediately vest upon a change in control under the agreement, and any calendar year cash bonuses are to be paid to the executive at the same time as our other senior executives and no later than March 15 following the end of the year. The executives generally must be employed on the last day of the year to receive a cash bonus for that year, but the agreement specifies certain situations where a termination of employment would not result in forfeiture of a cash bonus. See the “Potential Payments Upon Termination or Change in Control” section for detailed descriptions of those situations. In addition, each executive is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans, on the same basis as our other senior executives, and he or she is entitled to annual vacation days and reimbursement for reasonable business expenses incurred in performing his or her duties in accordance with policies that we maintain from time to time. Mr. Zimmerman’s agreement also entitled him to certain relocation expenses through April 14, 2013. Each agreement contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions and a clawback provision in favor of Cedar Fair that is further described below.

Under the clawback provisions of our new employment agreements, our Board may require an executive to return his or her incentive compensation if (i) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of Cedar Fair’s financial statements filed with the Securities and Exchange Commission, (ii) the Board determines that the executive engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement, and (iii) a lower payment would have been made based upon the restated financial results. For a discussion of the benefits that would be provided by the employment agreements in the event of each executive’s death, retirement, disability or other terminations or upon a change in control, see “Potential Payments Upon Termination or Change in Control” in this Form 10-K/A.

Cash Incentive Program Awards and Bonuses

The amounts reported in column (g) of the Summary Compensation Table represent final payouts of cash incentive awards made pursuant to our 2008 Omnibus Incentive Plan for 2012, 2011 and 2010, which were tied to the achievement of performance measures and target award opportunities established by March of the applicable year. For 2012, 85% of the target cash incentive award opportunities were based on an approved target for consolidated Adjusted EBITDA for the year, and 15% of the target cash incentive awards were based upon the achievement of individual performance goals. Payouts could range from 0% up to a maximum of 150% of the target award, and specific threshold, target and maximum levels of performance and related payout scales were established for both the Company and individual portions of the awards. The target and maximum cash incentive awards for 2012 are reported in columns (d) and (e), respectively, of the Grants of Plan-Based Awards Table for 2012. Additional detail regarding our cash incentive award program and the 2012 cash incentive awards (including the percentage of 2012 base salary represented by each executive’s 2012 target award opportunity, the Company and individual payout scales established for 2012, the payout levels for 2012 for the Company and individual portions of the awards and the payout received as a percentage of base salary for each executive for 2012), see “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Cash Incentive Program.” No additional cash bonuses were awarded to our named executive officers for 2012.

For 2011 and 2010, the performance objective that applied to the named executive officers’ cash incentive awards was the achievement of a consolidated Adjusted EBITDA target, and the payouts for the cash incentive awards for the named executive officers were at the percentage of target Adjusted EBITDA achieved, excluding the impact of our incentive plans. The amounts reported in column (d) of the Summary Compensation Table in 2011 represent one-time cash bonuses to Messrs. Ouimet and Witherow in 2011. A portion of Mr. Ouimet’s 2011 bonus represents his minimum cash bonus for 2011 under his original employment agreement, and his final bonus amount was at the same percentage of his target for 2011 as for the other named executive officers that year. The 2011 bonus for Mr. Witherow was in addition to his 2011 cash incentive award and was a one time cash bonus in recognition of him being instrumental in running our corporate finance division during 2011 following the departure of our former chief financial officer.

Option Grants

We awarded each of our named executive officers options in March 2012. The grant date fair values of these option awards are set forth in the Option Awards column (f) of the Summary Compensation Table for 2012 and column (l) of the Grants of Plan-Based Awards Table for 2012. The number of units underlying the options for each executive and the option price is provided in columns (j) and (k) of the Grants of Plan-Based Awards Table for 2012. These options vest in three equal annual installments on the anniversary of the grant date and will expire on the earlier of the ten year anniversary of the grant date or the date that is thirty (30) days after a separation from service, as defined in the 2008 Omnibus Incentive Plan. Any outstanding unvested options will vest and become fully exercisable in the event of a change in control, as defined in the 2008 Omnibus Incentive Plan. See “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Long-Term Incentive Compensation - 2012” and “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Unit Options” for additional information.

Restricted Unit Awards

We made time-based restricted unit grants to our named executive officers in March 2012 and October 2012. The numbers of units granted and grant date fair values of these restricted units are reflected in columns (i) and (l) of the Grants of Plan-Based Awards Table for 2012, and the awards’ grant date fair values are included in the 2012 amounts in the Unit Awards column (e) of the Summary Compensation Table. The restricted period on the March 2012 awards will lapse upon the executive’s continuous employment through December 31, 2014, and the restricted period on the October 2012 awards will lapse upon the executive’s continuous employment through October 24, 2015. The executive is unable to sell, transfer, pledge or assign restricted units during the applicable restricted period and will not receive any payments or distributions during that period, but the executive may vote the restricted units during the restricted period. The restricted units will accumulate distribution equivalents if and to the extent that we make distributions on our units during the restricted period in the same form as any such distributions. Upon the expiration of the applicable restricted period, the units will thereafter be unrestricted and any accrued distribution equivalents will be paid promptly. Except in the cases of death, disability and retirement, executives will forfeit their restricted units and any distribution equivalents if they do not satisfy the continuous employment requirement. All restrictions applicable to any restricted units will lapse and restricted units will become fully vested and transferable in the event of a change in control, as defined in the 2008 Omnibus Incentive Plan. See “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Long-Term Incentive Compensation - 2012,” “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Restricted Unit Awards” and “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation -Restricted Unit Awards - One Time Retention Grants” for additional information.

Performance Unit Awards

2012-2014 Performance Units

We made performance unit awards to each of our named executive officers in March 2012, which are subject to the level of achievement of cumulative Adjusted EBITDA versus the target set by the Compensation Committee for the performance period of January 1, 2012 - December 31, 2014. Executives are eligible to receive up to 150% of the target number of potential performance units for the 2012-2014 performance period. Payouts will be made based on a sliding scale of performance objectives, and no awards will be paid if the threshold performance level is not achieved. The target and maximum numbers of units for the named executive officers’ 2012-2014 performance unit awards are set forth in columns (g) and (h), respectively, of the Grants of Plan-Based Awards Table for 2012. The grant date fair values of the 2012-2014 performance unit awards, calculated in accordance with ASC Topic 718 and based upon the probable outcome of the performance conditions, are reported in column (l) of the Grants of Plan-Based Awards Table for 2012 and are included in the 2012 amounts set forth in the Unit Awards column (e) of the Summary Compensation Table. Distribution equivalents are earned on the number of performance units that become payable if and to the extent we make distributions on our units after the grant date and before the payment date of the award. Awards will be paid in the form of units, cash or a combination of both, as determined by the Compensation Committee, after the end of the performance period and by March 2015. An executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except that awards will be prorated in the event of death, disability or retirement, and that awards will be deemed earned and payable in full at the target level in the event of a change in control. For additional detail regarding the 2012-2014 performance units (including the payout scale for the awards), see “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Long-Term Incentive Compensation - 2012” and “Compensation Discussion and Analysis - Elements of 2012 Executive Compensation - Performance Unit Awards.”

2008-2011 Performance Units

In 2011, 2010, 2009 and 2008, we made performance unit awards to certain then-vice presidents and mid-level employees under the terms of the 2008 Omnibus Incentive Plan. Messrs. Witherow, Zimmerman and Bender are the only named executive officers who received such awards. The awards were based on the attainment of specified levels of Adjusted EBITDA for 2011, September 2010 through 2011, 2009 through 2011 and June 2008 through 2011, respectively. The maximum numbers of performance units that each executive was eligible to receive for the 2011, 2010, 2009 and 2008 awards were as follows: Mr. Witherow (4,448 units for 2011; 6,023 units for 2010; 9,489 units for 2009; 3,686 units for 2008); Mr. Zimmerman (16,667 units for 2009; 6,474 units for 2008); and Mr. Bender (14,556 units for 2009; 5,654 units for 2008). The grant date fair values of the 2011 and 2010 performance awards are reflected in Mr. Witherow’s 2011 and 2010 amounts reported in Column (e) of the Summary Compensation Table, assuming the highest level of performance is achieved.

The performance periods for all of these grants ended December 31, 2011, after which the Compensation Committee determined that each year’s awards had been achieved at 65% of the maximum based upon the level of achievement of Adjusted EBITDA during the applicable performance periods. See the “Performance Unit Awards” section of the Compensation Discussion and Analysis for further information. 50% of these awards vested and were paid out in a combination of cash and units in March 2012, and the remaining 50% vested and were paid out in a combination of cash and units in March 2013.

Phantom Unit Awards

Ms. Semmelroth received an initial award of 15,000 time-based phantom units in connection with joining us as our chief marketing officer in February 2012, with a grant date value of approximately $418,650. These phantom units are reflected in columns (i) and (l) of the Grants of Plan-Based Awards Table for 2012, and the grant date fair value of these phantom units is included in Ms. Semmelroth’s 2012 amount in column (e) of the Summary Compensation Table. These phantom units will vest in two equal installments in February 2014 and February 2015 if Ms. Semmelroth remains employed as of each payment date. The phantom units subject to this award accrue additional phantom units from distributions that we make, subject to the same vesting terms and conditions.

In October 2011 and October 2010, we granted time-based phantom unit awards to certain executive officers under the “other unit award” provisions of our 2008 Omnibus Incentive Plan. The grant date fair values of the October 2011 phantom unit awards are included in column (e) of the Summary Compensation Table, as and where applicable. Payouts with respect to the time-based phantom units are subject to the continued employment of the recipient and the passage of time. Half of the 2010 time-based phantom unit awards vested and were paid in a combination of cash and units in March 2013. The remainder of the 2010 time-based phantom units vest and will be payable in March 2014, and the 2011 awards will vest and be payable 50% in March 2014 and 50% in March 2015, in each case in cash equivalent, units or a combination of both, as will be determined by the Compensation Committee. The phantom units accrue additional phantom units on the date of each quarterly distribution paid by us, if any, calculated at the NYSE closing price on such date.

Mr. Ouimet received an initial award of 54,201 time-based phantom units in connection with entry into his employment agreement in June 2011, with a grant date value of approximately $1,000,000. The grant date fair value of these phantom units is included in Mr. Ouimet’s 2011 amount in column (e) of the Summary Compensation Table. These phantom units will vest in two equal installments in June 2014 and June 2015 if Mr. Ouimet remains employed as of each payment date. The phantom units subject to this award accrue additional phantom units from distributions that we make, subject to the same vesting terms and conditions.

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

Mr. Kinzel

Mr. Kinzel retired as our president and chief executive officer on January 3, 2012. While he was employed with us, Mr. Kinzel received an annual base salary of not less than $1.2 million per year in accordance with his amended and restated employment agreement, and he was entitled to participate in our welfare benefit programs and various incentive compensation plans on terms no less favorable than provided to our other senior managers and/or officers. In addition, while he was employed with us, we purchased a $2 million term life insurance policy for Mr. Kinzel that will remain in effect through July 23, 2018, and he participated in our Amended and Restated Supplemental Retirement Program. All of Mr. Kinzel’s outstanding phantom unit awards vested immediately upon his retirement in January 2012. Those awards were paid in July 2012 pursuant to Mr. Kinzel’s employment agreement, and Mr. Kinzel did not receive any new cash incentive or unit-based awards in 2012.

Mr. Kinzel continued to serve on our Board during 2012 following his retirement. He earned Board fees of $185,000 for his service as a non-employee director in 2012, which amount is included in the All Other Compensation column (i) of the Summary Compensation Table for 2012. The Summary Compensation Table for 2012 also shows the salary earned by Mr. Kinzel for the year until his retirement, together with earned but unpaid vacation, in column (c). In addition, the 2012 All Other Compensation amount for Mr. Kinzel includes the following payments and benefits that were made or accrued to Mr. Kinzel during 2012 in connection with his retirement: earned but unpaid salary for 2011 (approximately $53,462); the unpaid portion of Mr. Kinzel’s cash incentive award for 2011 ($413,525), which became payable upon his retirement in accordance with the Omnibus Plan; the market value associated with the vesting of all of Mr. Kinzel’s outstanding equity awards (approximately $9,254,236); post-retirement lifetime health coverage benefits that Mr. Kinzel and his spouse became eligible to receive (which we have estimated for purposes of the table to have an approximate value of $190,863, although the actual value could differ from that amount (including as a result of actual inflation and longevity); the value of the life insurance premium that we paid on his life insurance policy for 2012 and the present value of the remaining life insurance premiums that we will pay in future years for that policy ($47,519). Mr. Kinzel’s All Other Compensation for 2012 also includes the value attributable to discounts on our products and 401(k) and profit sharing matching contributions.

In addition, Mr. Kinzel’s account under our Amended and Restated Supplemental Retirement Program, which was valued at $1,947,037, became vested and payable upon his retirement in accordance with that program and 409A. This value is set forth in column (d) of the Pension Benefits Table for 2012 below, but is excluded from the compensation set forth in the Summary Compensation Table for 2012 pursuant to Securities and Exchange Commission rules. Mr. Kinzel also exercised all of his outstanding options in January 2012, as reflected in the Options Exercised/Units Vested Table for 2012 below; however, because all of those options were fully vested prior to his retirement, their value has not been included in the Summary Compensation Table for 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2012

	Option Awards						Unit Awards
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)		(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)		Market Value of Units That Have Not Vested (2)		Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested (3)
Ouimet	—	86,387	(4)	—	$29.53	3/27/2022	—		$—		—	—
	—	—		—	—	—	59,222	(5)	$1,980,960		—	—
	—	—		—	—	—	27,101	(6)	$906,514		—	—
	—	—		—	—	—	56,921	(7)	$1,949,803		—	—
	—	—		—	—	—	—		$—		22,420	$749,949
Witherow	1,000	—		—	$28.45	11/6/13	—		—		—	—
	200	—		—	$15.07	11/6/13	—		—		—	—
	—	17,786	(4)	—	$29.53	3/27/22	—		—		—	—
	—	—		—	—	—	15,780	(7)	$538,894		—	—
	—	—		—	—	—	7,685	(8)	$257,063	(8)	—	—
	—	—		—	—	—	—		$—		4,616	$154,405
Zimmerman	—	21,597	(4)	—	$29.53	3/27/2022	—		$—		—	—
	—	—		—	—	—	2,710	(6)	$90,651		—	—
	—	—		—	—	—	19,161	(7)	$654,357		—	—
	—	—		—	—	—	7,521	(8)	$251,577	(8)	—	—
	—	—		—	—	—	4,352	(9)	$145,585		—	—
	—	—		—	—	—	—		$—		5,605	$187,487
Semmelroth	—	9,528	(4)	—	$29.53	3/27/22	—		—		—	—
	—	—		—	—	—	10,213	(7)	$348,250		—	—
	—	—		—	—	—	15,788	(10)	$528,123		—	—
	—	—		—	—	—	—		$—		2,472	$82,688
Bender	—	12,386	(4)	—	$29.53	3/27/22	—		—		—	—
	—	—		—	—	—	4,607	(6)	$154,107		—	—
	—	—		—	—	—	13,277	(7)	$452,728		—	—
	—	—		—	—	—	6,569	(8)	$219,733	(8)	—	—
	—	—		—	—	—	4,194	(9)	$140,291		—	—
	—	—		—	—	—	—		$—		3,215	$107,542
Kinzel	—	—		—	$—	—	—		—		—	—

(1)	Phantom unit amounts in this column include additional units that are credited as a result of the reinvestment of distribution equivalents.
(2)

The market values for phantom units were calculated by multiplying the closing market price of our units as of December 31, 2012 as reported on the NYSE ($33.45), by the number of unvested phantom units in column (g). The market values for restricted units were calculated by multiplying the closing market price of our units on December 31, 2012 by the number of restricted units in column (g), and adding to that the amount of cash distribution equivalents accumulated on the restricted units from the grant date of the award through December 31, 2012. See “Narratives to Summary Compensation and Grants of Plan Based Awards Table—Phantom Unit Awards” and “Narratives to Summary Compensation and Grants of Plan Based Awards Table—Restricted Unit Awards” for additional detail.
(3)	Amounts represent performance units awarded in March 2012 pursuant to the 2008 Omnibus Incentive Plan that are contingent upon the level of achievement of cumulative Adjusted EBITDA versus the target during the period from January 2012 through December 2014. The amounts set forth in column (i) assume that the maximum number of units are earned and assume the reinvestment in distribution equivalent units of distributions on such maximum number from the grant date of the award through December 31, 2012. The actual number of units and distribution equivalents earned will be determined following the end of the performance period and will vest and will be payable, either in cash equivalent, units or a combination of both in March 2015. Market value reported in column (j) was calculated by multiplying the maximum number of units and distribution equivalent units through December 31, 2012 that may be earned set forth in column (i) by the closing market price of our units as of December 31, 2012. Payout value could differ from market value if we elect to pay distribution equivalents in cash. For additional information regarding these awards, see “Compensation Discussion and Analysis—Elements of 2012 Compensation—Performance Unit Awards” and “Narratives to Summary Compensation and Grants of Plan Based Awards Table—Performance Unit Awards.”
(4)	One third of these options became exercisable on March 27, 2013, and one third of these options will become exercisable on each of March 27, 2014 and March 27, 2015.
(5)	These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in June 2014 and 50% in June 2015.
(6)	These phantom units vest and will be payable either in cash equivalent, units or a combination of both, 50% in March 2014 and 50% in March 2015.
(7)	Amount represents restricted units awarded in March 2012 and October 2012 pursuant to the 2008 Omnibus Incentive Plan. These restricted units vest according to the following schedule: Mr. Ouimet—28,784 restricted units vest on December 31, 2014, and 28,137 restricted units vest on October 24, 2015; Mr. Witherow—5,926 restricted units vest on December 31, 2014, and 9,854 restricted units vest on October 24, 2015; Mr. Zimmerman—7,196 restricted units vest on December 31, 2014, and 11,965 restricted units vest on October 24, 2015; Ms. Semmelroth—3,175 restricted units vest on December 31, 2014, and 7,038 restricted units vest on October 24, 2015; Mr. Bender—4,127 restricted units vest on December 31, 2014, and 9,150 restricted units vest on October 24, 2015. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest.
(8)	Amounts in column (g) represent half of the aggregate number of performance units earned under performance unit awards made in 2008, 2009, 2010 and 2011 pursuant to the 2008 Omnibus Incentive Plan, as applicable. Amounts in column (h) were calculated by multiplying the closing market price of our units as of December 31, 2012 by the number of units in column (g). Each of these awards was earned at the 65% level based on the level of achievement of the applicable performance targets, subject to the executive’s continued employment with us through the scheduled payment dates of March 2012 and March 2013. The performance units reported in column (g) vested and were paid in a combination of units and cash in March 2013. For additional information regarding these awards, see “Compensation Discussion and Analysis—Elements of 2012 Compensation—Performance Unit Awards” and “Narratives to Summary Compensation and Grants of Plan Based Awards Table—Performance Unit Awards.”
(9)	Half of these phantom units vested and were paid in a combination of units and cash in March 2013. The remaining 50% of these phantom units vest and will be payable either in cash equivalent, units or a combination of both in March 2014.
(10)	These phantom units vest and will be payable either in cash equivalents, units or a combination of both, 50% in February 2014 and 50% in February 2015.

OPTION EXERCISES AND UNITS VESTED IN 2012

	Option Awards		Unit Awards (1)
(a)	(b)	(c)	(d)		(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Ouimet	—	$—	—		$—
Witherow	1,000	$5,010	7,685	(2)	$215,103	(2)
Zimmerman	—	$—	7,521	(2)	$210,513	(2)
Semmelroth	—	$—	—		$—
Bender	10,000	$42,600	6,568	(2)	$183,838	(2)
Kinzel	150,000	$111,000	430,430	(3)	$9,254,236	(3)

(1)	The amounts in column (d) reflect the total number of phantom units or performance units that vested for each executive in 2012.
(2)	Reflects the vesting and related value of performance unit grants made from 2008 through 2011 pursuant to the 2008 Omnibus Incentive Plan. Mr. Zimmerman received 100% of the value in cash. Mr. Witherow received 60% of the value in units and 40% in cash. Mr. Bender received 100% of the value in cash.
(3)	Reflects the vesting and related value of prior year phantom unit grants, plus additional units credited as a result of reinvestment of distribution equivalents. Mr. Kinzel received 100% of the value in cash.

PENSION BENEFITS FOR 2012

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Ouimet	—	—	$—	$—
Witherow	—	—	$—	$—
Zimmerman	—	—	$—	$—
Semmelroth	—	—	$—	$—
Bender	—	—	$—	$—
Kinzel	Amended and Restated Supplemental Retirement Program	39	$—	$1,947,037

Our Amended and Restated Supplemental Retirement Program provided retirement benefits to Mr. Kinzel. Amounts accrued to Mr. Kinzel under the program, as set forth in the table above, vested and became payable a result of his retirement in January 2012 and were paid in July 2012. Mr. Kinzel’s account included amounts that were allocated in prior years from the general partner fees as approved by the Compensation Committee and interest that accrued at the prime rate as established from time to time by our bank. No allocations had been made since May 2004, and we do not intend to have any other executive officers participate in this plan.

We adopted the 2008 Supplemental Retirement Plan (the “2008 SERP”) in February 2008 to provide supplemental retirement benefits to certain of our other executive officers, and accounts were established and credited in prior years for some of our executive officers under the 2008 SERP. None of our named executive officers for 2012 participate in the 2008 SERP or any other supplemental retirement plan. Additional contributions to the 2008 SERP were discontinued in 2011, and we do not intend to have any other executive officers participate in this plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following summaries describe and quantify the payments that each named executive officer would receive if his employment with us were terminated or if we had a change in control. These payments and benefits derive from a combination of employment agreements, our long-term incentive plans and our supplemental retirement plans. In all cases, the timing and amount of payments will comply with the requirements of Section 409A of the Code. The summaries assume that the termination or change in control occurred on December 31, 2012 and the relevant unit price is the closing market price of our units on the NYSE on December 31, 2012, which was $33.45 per unit. As Mr. Kinzel retired as our chief executive officer in January 2012, the disclosure in this section for him covers his actual retirement-related payments and benefits.

Retirement Payments and Benefits—Richard L. Kinzel

Upon his retirement, Mr. Kinzel and his spouse became eligible to receive lifetime health coverage benefits that, when combined with Medicare, will be substantially similar to the coverage provided to our employees. We also will reimburse any expense for Medicare coverage. We estimate that these health benefits will have an approximate value of $190,863 but the actual value could differ from that amount (including as a result of actual inflation and longevity). We also paid Mr. Kinzel his earned but unpaid salary for 2011 (approximately $53,462) and for 2012, and his earned but unpaid vacation for 2012 (approximately $106,922).

The unpaid portion of Mr. Kinzel’s cash incentive award for 2011 ($413,525) became payable upon his retirement in accordance with the Omnibus Plan, subject to 409A. In addition, all of Mr. Kinzel’s outstanding equity awards, which had an approximate market value of $9,254,236, and his account under our Amended and Restated Supplemental Retirement Program, which was valued at $1,947,037, became vested and payable upon his retirement in accordance with those programs and 409A. The unpaid portion of Mr. Kinzel’s 2011 cash incentive award, his supplemental retirement account and his outstanding phantom units were paid out in July 2012. All of Mr. Kinzel’s outstanding unit options were fully vested prior to his retirement, and he exercised them in full prior to their expiration date of March 7, 2012. We will continue to pay annual premiums for Mr. Kinzel’s life insurance policy through 2017, the aggregate present value of which we estimate to be $47,519. See “Summary Compensation Table for 2012” and “Narratives to Summary Compensation and Grants of Plan-Based Awards Tables—Mr. Kinzel” for additional information, including regarding other 2012 compensation.

Payments Pursuant to Employment Agreements (other than in connection with a Change in Control)

The following information summarizes payments that our named executive officers other than Mr. Kinzel will receive in the event of terminations with or without cause, as a result of death or disability, in connection with non-renewals of their employment agreements and in general. Descriptions of release requirements, restrictions and certain key defined terms are provided at the end of this section. For information regarding payments in the event of a change in control, see “Payments Upon a Change in Control under Employment Agreements” and “Incentive Plan and Supplemental Retirement Plan Payments upon a Change of Control” below. For additional information regarding payments in the event of death, disability or retirement, see “Payments Upon Death, Disability or Retirement under our Incentive and Supplemental Retirement Plans” below.

Terminations without Cause or due to Disability and Resignations for Good Reason

Except as described below under “Certain Terminations on or before June 30, 2013—Messrs. Zimmerman and Bender,” if we terminate the employment of Mr. Ouimet, Mr. Witherow, Mr. Zimmerman, Ms. Semmelroth or Mr. Bender without cause or because of a disability, or if any of those executives resign for good reason (in each case, other than in connection with a change in control), the executive is entitled to:

•	Payment of accrued and unpaid base salary (together with accrued and unpaid supplemental compensation for Mr. Ouimet), reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;

•

An amount equal to his or her base salary (or, for Mr. Ouimet, two times his base salary if his termination occurs prior to the earlier of his third anniversary of employment and the vesting of his June 20, 2011 time-based phantom unit grant). This amount will be payable at the same time salary otherwise would be paid over the 12-month period following termination, but (i) with the first payment being made on the first regularly scheduled payroll date following the 60th day after the termination and including any payments that otherwise would be due earlier, and (ii) with payments being reduced by any payments received from any short- or long-term disability plan maintained by us, where applicable;

•	Any unpaid cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;

•	A pro-rata portion of his or her cash incentive award for the calendar year of termination, based on actual performance (with certain qualitative performance criteria being deemed satisfied in full), which amount will be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;

•	Payment of the after-tax monthly COBRA continuation coverage premium under our medical plan (less the amount of the executive’s contribution as if he or she was an active employee), until the earliest of twelve months after termination, the date the executive is no longer eligible for COBRA or the date that he or she obtains other employment with medical benefits, with the first COBRA premium payment being made following the timely delivery of a general release; and

•	All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Certain Terminations on or before June 30, 2013—Messrs. Zimmerman and Bender

If we terminate Mr. Zimmerman’s or Mr. Bender’s employment other than for cause or in connection with a change in control on or before June 30, 2013 (including by written notice of non-renewal or as a result of disability), the executive will receive his base salary for the longer of eighteen (18) months or the remaining term of his employment agreement, to be paid in accordance with our payroll practices at the time. In addition, as of the termination date, he will be 100% vested in any outstanding time-based and performance-based phantom unit awards, payment of which will be made pursuant to the terms of the original award agreements without regard to the continued employment requirements. Any benefit credited to his account under the 2008 Supplemental Retirement Plan will be 100% vested as of the termination of employment and paid in accordance with such plan. He will be entitled to full payment of all cash awards outstanding under the 2008 Omnibus Incentive Plan, including without limitation any current and long-term incentive compensation plan awards, without proration for less than full employment in the year of termination and to be paid otherwise in accordance with the plan and any award agreement without regard to any requirement for continued employment. He also will have the right to continue medical and dental insurance coverage offered pursuant to COBRA during the period of time that he receives salary payments and will be entitled to reimbursement from us for the monthly premiums if permitted under applicable law.

Death

If the employment of any of Mr. Ouimet, Mr. Witherow, Mr. Zimmerman, Ms. Semmelroth or Mr. Bender is terminated by reason of death, the executive or his or her legal representatives shall be entitled to:

•	Payment of accrued and unpaid base salary (together with accrued and unpaid supplemental compensation for Mr. Ouimet), reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;

•	Any unpaid cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;

•	A pro-rata portion of his or her cash incentive award for the calendar year of termination, based on actual performance (with certain qualitative performance criteria being deemed satisfied in full), which amount will be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;

•	Payment of the after-tax monthly COBRA continuation coverage premium under our medical plan for the executive’s spouse and eligible dependents (less the amount of the executive’s contribution as if he or she was an active employee) for a period of up to twelve months after executive’s death, if permitted under applicable law; and

•	All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Non-Renewal

Our executive employment agreements provide for a process by which we and the executive will indicate whether the parties are willing to enter into a new employment agreement prior to expiration of the agreement. If (i) the executive timely indicates he or she is willing to enter into a new agreement and we indicate that we are not willing to enter into a new agreement or fail to provide timely notice, or (ii) the parties desire to enter into a new employment agreement, but the new agreement is not executed before expiration of the current employment period, and (in either case) the executive’s employment is terminated immediately following expiration, the executive will be entitled to:

•	Payment of accrued and unpaid base salary (together with accrued and unpaid supplemental compensation for Mr. Ouimet), reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;

•

An amount equal to his or her base salary, payable at the same time salary otherwise would be paid over the 12-month period following termination, but with the first payment being made on the first regularly scheduled payroll date following the 60th day after the termination and including any payments that otherwise would be due earlier;

•	Any unpaid cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;

•	Payment of the after-tax monthly COBRA continuation coverage premium under our medical plan (less the amount of the executive’s contribution as if he or she was an active employee), until the earliest of twelve months after termination, the date the executive is no longer eligible for COBRA or the date that he or she obtains other employment with medical benefits, with the first COBRA premium payment being made following the timely delivery of a general release; and

•	All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Other Terminations

If the executive’s employment is terminated for any reason other than by us without cause, by the executive for good reason, or as a result of death or disability, including by expiration of the employment term, which we refer to in the tables below as “All Terminations,” the executive will be entitled to receive a lump sum payment within 30 days following termination consisting of accrued and unpaid base salary (together with accrued and unpaid supplemental compensation for Mr. Ouimet), reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the date of termination. The executive also will be entitled to any unpaid cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed, and all other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Releases and Restrictions; Certain Definitions

Any termination payments under the executives’ respective employment agreements are subject to execution, timely delivery, and non-revocation of a general release in favor of Cedar Fair. In addition, each executive will be subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions contained in his or her employment agreement for the period in which he is receiving severance payments (if employment is terminated without cause, due to disability or for good reason, and not for death) or for twelve months (if employment is terminated for any reason other than without cause or for good reason).

Under the employment agreements, “cause” means: (i) the executive’s willful and continued failure to perform his or her duties or follow the lawful direction of the Board (or, for the executives other than Mr. Ouimet, the chief executive officer or the Board) or a material breach of fiduciary duty after written notice of the breach; (ii) theft, fraud, or dishonesty with regard to Cedar Fair or in connection with the executive’s duties; (iii) indictment for or conviction of (or guilty or no contest plea to) a felony or any lesser offense involving fraud or moral turpitude; (iv) material violation of our code of conduct or similar written policies after written notice specifying the violation; (v) willful misconduct unrelated to us that has, or is likely to have, a material negative impact on us after written notice specifying the failure or breach; (vi) gross negligence or willful misconduct relating to our affairs; (vii) material breach by the executive of his or her employment agreement; (viii) a final and non-appealable determination by a court or other governmental body that the executive has materially violated federal or state securities laws; or (ix) a breach or contravention of another employment agreement or other agreement or policy by virtue of the executive’s employment with us or performance of his or her duties, or the existence of any other limitation on his or her activities on our behalf except for confidentiality obligations to former employers.

“Disability” means a physical or mental incapacity or disability that renders or is likely to render the executive unable to perform his or her material duties for either 180 days in any twelve-month period or 90 consecutive days, as determined by a physician selected by us.

“Good reason” means, without the executive’s express consent: (i) any material diminution in his or her responsibilities, authorities or duties; (ii) any material reduction in the executive’s (x) base salary (or, for Mr. Ouimet, in the aggregate amount of his base salary and supplemental compensation), or (y) target cash incentive opportunity (except in the event of an across the board reduction in base salary or cash incentive opportunity applicable to substantially all of our senior executives); (iii) a forced relocation of his or her place of employment by the greater of seventy (70) miles or the distance constituting a “material change in the geographic location” of the executive’s place of employment under Section 409A; or (iv) a material breach of the employment agreement by us. The events described in (i), (ii) and (iii) will not constitute “good reason” unless the executive notifies us in writing and we fail to cure the situation within the time periods specified in the agreement.

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

All amounts accrued under our Amended and Restated Supplemental Retirement Program or our 2008 SERP will also become fully vested and payable upon an executive’s death, disability or retirement at age 62 or over with at least 20 years of service. Any cash incentive awards outstanding at the time of death or retirement will be paid on a prorated basis. Performance unit awards under the 2008 Omnibus Incentive Plan will be payable in the event of death or disability while employed by us, or retirement at age 62 or over from employment with us, with amounts being prorated where the death, separation from service due to disability or retirement occurs during the performance period. Restrictions on 2012 restricted unit awards will lapse upon death, disability or retirement. Options awarded under the 2008 Omnibus Incentive Plan will expire on the earlier of the ten year anniversary of the grant date or the date that is thirty (30) days after a separation from service under the plan. The named executive officers also will receive payments in these situations as described above under “Payments Pursuant to Employment Agreements (other than in connection with a Change in Control).”

Payments upon a Change in Control under Employment Agreements

In the event of certain terminations following a change in control, Mr. Ouimet, Mr. Witherow, Mr. Zimmerman, Ms. Semmelroth and Mr. Bender will receive benefits and payments in accordance with the terms of their employment agreements. Our incentive plans and our 2008 SERP also contain change-in-control provisions. Each of our incentive plans and employment agreements uses the “change in control” definition provided by Section 409A of the Code or a definition based on the 409A definition. As a result, if a change in control occurs under one plan or agreement, it will trigger payment under the other plans and agreements as well. “Change-in-control” events include:

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

All of our employment agreements and our supplemental retirement plans contain a double trigger change in control provision, which means that two events must occur for a participant to receive payments under the change in control provision. First, a change in control must occur. The second trigger under the employment agreements is that the executive’s employment must be terminated within 24 months of the change in control. Terminations for “good reason” (as defined above) by the executive qualify for change in control protection in addition to involuntary terminations. The second trigger under our supplemental retirement plans is the occurrence of a separation from service under the plan. Our incentive plans under which we have awarded phantom units, performance units and unit options contain single trigger change in control provisions.

If we terminate the employment of Mr. Ouimet, Mr. Witherow, Mr. Zimmerman, Ms. Semmelroth or Mr. Bender without cause or because of a disability within 24 months following a change in control, or if any of those executives resign for good reason within 24 months following a change in control, the executive is entitled to the payments and benefits described above under “Payments Pursuant to Employment Agreements (other than in connection with a Change in Control)—Terminations without Cause or due to Disability and Resignations for Good Reason,” except that:

•	in lieu of base salary continuation, the executive will receive severance as follows:

•	Mr. Ouimet will receive a lump sum amount equal to three times annual cash compensation for the year preceding the calendar year in which the change in control occurred, less US$1; and

•	each executive other than Mr. Ouimet will receive a lump sum amount equal to two and one-half times the executive’s annual cash compensation for the year preceding the calendar year in which the change in control occurred, less US$1; and

•	the executive will have the right to continue medical and dental insurance coverage under COBRA during the 30 month period following the termination, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law.

For purposes of our employment agreements, “cash compensation” with respect to any calendar year is defined as (a) the total salary payable, (b) target annual cash incentive compensation with respect to that calendar year, even if not paid during the year and (c) with respect to any multi-year cash bonus, the amount actually paid. Any lump sum payments made pursuant to the employment agreements in connection with a change in control will be paid within sixty days following the termination, subject to the requirements of Section 409A.

Our executive employment agreements cap the present value of the aggregate payments, distributions and benefits provided to or for the executive’s benefit which constitute parachute payments under Section 280G of the Code at 299% of the base amount (as defined for purposes of Section 280G). If the present value exceeds the cap, the payments, distributions and benefits to the executive will be reduced in the order specified in his or her employment agreement so that the reduced amount will result in no portion of his or her payments, distributions and benefits being subject to excise tax. We refer to this type of provision as a “280G cap and cutback provision” below.

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

•

Unless otherwise specified in connection with making a particular award, all restrictions, limitations and other conditions applicable to any “other unit awards” granted under our 2008 Omnibus Incentive Plan, such as the time-based phantom unit awards granted in October 2010, June and October 2011 and February 2012, shall lapse and those awards shall become fully vested and transferable. Any such awards will be issued, settled or distributed, as applicable within 30 days following a change in control.

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

Matthew A. Ouimet

The payments that would have been made to Mr. Ouimet upon a termination of his employment or a change in control of the Partnership as of December 31, 2012, are as follows:

Executive Benefits and Payments Upon Separation	All Terminations		Termination Other than For Cause or For Good Reason		Termination upon Non - renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation
Earned but unpaid salary	$34,932		$34,932		$34,932		$34,932		$34,932		$34,932		$34,932
Severance	—		1,700,000		850,000		1,700,000		—		—		1,724,390	(1)
Incentive compensation	344,165	(2)	344,165	(2)	344,165	(2)	344,165	(2)	344,165	(2)	266,687	(3)	344,165	(2)
Unit Options	—		—		—		—		—		338,637		338,637
Phantom units	—		—		—		2,887,474		2,887,474		2,887,474		2,887,474
Restricted units	—		—		—		1,949,803		1,949,803		1,949,803		1,949,803
Performance units	—		—		—		—	(4)	—	(4)	498,683		498,683
Benefits
Health benefits	—		14,464		14,464		14,464		14,464		—		36,161

Totals	$379,097		$2,093,561		$1,243,561		$6,930,838	(5)	$5,230,838	(5)	$5,976,216		$7,814,245

(1)	Amount was decreased by $679,719 to comply with the 280G cap and cutback provision of Mr. Ouimet’s employment agreement. Pre-capped severance amount based on 2011 cash compensation, as defined in employment agreement and described above on page 36, which reflects the prorated salary and minimum cash bonus earned by Mr. Ouimet for 2011 (based on his employment having started in June 2011). See “Summary Compensation Table for 2012” for increased 2012 salary versus 2011 and “Grants of Plan Based Awards for 2012” for 2012 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2013 (subject to the 280G cap and cutback provision).
(2)	Amount excludes portion of 2012 cash incentive award paid prior to the assumed termination date.
(3)	Amount represents payout of the 2012 cash incentive award at 100% of the target level less the amount of the award paid prior to the assumed date of the change in control.
(4)	If Mr. Ouimet had died or had become disabled on December 31, 2012, he would be entitled to receive payment in 2015 as provided in his 2012-2014 performance unit award as if he were employed on the payment date. Any such payment would be prorated as of December 31, 2012, the date of death or disability. Any such payment also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the performance period, the maximum value Mr. Ouimet would receive in these circumstances would be the value of 7,473 units (e.g., the value of 22,420 units, prorated based on the performance period as of December 31, 2012) plus distribution equivalents on those units. As Mr. Ouimet would not receive that value until the scheduled payment date in 2015, the dollar value to Mr. Ouimet of that payment would depend upon the unit price as of the 2015 payment date and on the value of future distributions made prior to the 2015 payment date.
(5)	This total does not include any amount that Mr. Ouimet would receive pursuant to his 2012-2014 performance unit award. Any payment pursuant to that performance unit award would depend on the factors described in the preceding footnote and would increase the total payout reported for this column.

Brian C. Witherow

The payments that would have been made to Mr. Witherow upon a termination of his employment or a change in control of the Partnership as of December 31, 2012, are as follows:

Executive Benefits and Payments Upon Separation	All Terminations		Termination Other than For Cause or For Good Reason		Termination upon Non- renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation
Earned but unpaid salary	$13,462		$13,462		$13,462		$13,462		$13,462		$13,462		$13,462
Severance	—		376,000		376,000		376,000		—		—		295,367	(1)
Incentive compensation	106,286	(2)	106,286	(2)	106,286	(2)	106,286	(2)	106,286	(2)	82,359	(3)	106,286	(2)
Unit Options	—		—		—		—		—		69,721		69,721
Restricted units	—		—		—		538,894		538,894		538,894		538,894
Performance units	—		—		—		257,063	(4)	257,063	(4)	359,731	(5)	359,731	(5)
Benefits
Health benefits	—		14,464		14,464		14,464		14,464		—		36,161

Totals	$119,748		$510,212		$510,212		$1,306,169	(6)	$930,169	(6)	$1,064,167		$1,419,622

(1)	Amount was decreased by $369,625 to comply with the 280G cap and cutback provision of Mr. Witherow’s employment agreement. Pre-capped severance amount based on 2011 cash compensation, as defined in employment agreement and described above on page 36. See “Summary Compensation Table for 2012” for increased 2012 salary versus 2011 and “Grants of Plan Based Awards for 2012” for 2012 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2013 (subject to the 280G cap and cutback provision).
(2)	Amount excludes portion of 2012 cash incentive award paid prior to the assumed termination date.
(3)	Amount represents payout of the 2012 cash incentive award at 100% of the target level less the amount of the award paid prior to the assumed date of the change in control.
(4)	Amount includes value at December 31, 2012 of earned 2008-2011 performance units, but excludes value of prorated 2012-2014 performance units. If Mr. Witherow had died or had become disabled on December 31, 2012, he would be entitled to receive payment in 2015 as provided in his 2012-2014 performance unit award as if he were employed on the payment date. Any such payment would be prorated as of December 31, 2012, the date of death or disability. Any such payment also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the performance period, the maximum value Mr. Witherow would receive in these circumstances would be the value of 1,538 units (e.g., the value of 4,616 units, prorated based on the performance period as of December 31, 2012) plus distribution equivalents on those units. As Mr. Witherow would not receive that value until the scheduled payment date in 2015, the dollar value to Mr. Witherow of that payment would depend upon the unit price as of the 2015 payment date and on the value of future distributions made prior to the 2015 payment date.
(5)	Amount includes value at December 31, 2012 of previously-earned 2008-2011 performance units. Amount also includes value of target number of 2012-2014 performance units and distribution equivalents accumulated on such target number of units through December 31, 2012.
(6)	This total does not include any amount that Mr. Witherow would receive pursuant to his 2012-2014 performance unit award. Any payment pursuant to that performance unit award would depend on the factors described in footnote (4) and would increase the total payout reported for this column.

Richard A. Zimmerman

The payments that would have been made to Mr. Zimmerman upon a termination of his employment or a change in control of the Partnership as of December 31, 2012, are as follows:

Executive Benefits and Payments Upon Separation	All Terminations		Termination Other than For Cause or For Good Reason		Termination upon Non- renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation
Earned but unpaid salary	$16,346		$16,346		$16,346		$16,346		$16,346		$16,346		$16,346
Severance	—		914,000		457,000		914,000		—		—		805,917	(1)
Incentive compensation	129,062	(2)	129,062	(2)	129,062	(2)	129,062	(2)	129,062	(2)	100,008	(3)	129,062	(2)
Unit Options	—		—		—		—		—		84,660		84,660
Phantom units	—		236,236		—		236,236		236,236		236,236		236,236
Restricted units	—		—		—		654,357		654,357		654,357		654,357
Performance units	—		—		—		251,577	(4)	251,577	(4)	376,248	(5)	376,248	(5)
Benefits
Health benefits	—		28,929		14,464		28,929		14,464		—		36,161

Totals	$145,408		$1,324,573		$616,872		$2,230,507	(6)	$1,302,042	(6)	$1,467,855		$2,338,987

(1)	Amount was decreased by $548,192 to comply with the 280G cap and cutback provision of Mr. Zimmerman’s employment agreement. Pre-capped severance amount based on 2011 cash compensation, as defined in employment agreement and described above on page 36. See “Summary Compensation Table for 2012” for increased 2012 salary versus 2011 and “Grants of Plan Based Awards for 2012” for 2012 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2013 (subject to the 280G cap and cutback provision).
(2)	Amount excludes portion of 2012 cash incentive award paid prior to the assumed termination date.
(3)	Amount represents payout of the 2012 cash incentive award at 100% of the target level less the amount of the award paid prior to the assumed date of the change in control.
(4)	Amount includes value at December 31, 2012 of earned 2008-2011 performance units, but excludes value of prorated 2012-2014 performance units. If Mr. Zimmerman had died or had become disabled on December 31, 2012, he would be entitled to receive payment in 2015 as provided in his 2012-2014 performance unit award as if he were employed on the payment date. Any such payment would be prorated as of December 31, 2012, the date of death or disability. Any such payment also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the performance period, the maximum value Mr. Zimmerman would receive in these circumstances would be the value of 1,868 units (e.g., the value of 5,605 units, prorated based on the performance period as of December 31, 2012) plus distribution equivalents on those units. As Mr. Zimmerman would not receive that value until the scheduled payment date in 2015, the dollar value to Mr. Zimmerman of that payment would depend upon the unit price as of the 2015 payment date and on the value of future distributions made prior to the 2015 payment date.
(5)	Amount includes value at December 31, 2012 of previously-earned 2008-2011 performance units. Amount also includes value of target number of 2012-2014 performance units and distribution equivalents accumulated on such target number of units through December 31, 2012.
(6)	This total does not include any amount that Mr. Zimmerman would receive pursuant to his 2012-2014 performance unit award. Any payment pursuant to that performance unit award would depend on the factors described in footnote (4) and would increase the total payout reported for this column.

Kelley Semmelroth

The payments that would have been made to Ms. Semmelroth upon a termination of her employment or a change in control of the Partnership as of December 31, 2012, are as follows:

Executive Benefits and Payments Upon Separation	All Terminations		Termination Other than For Cause or For Good Reason		Termination upon Non- renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation
Earned but unpaid salary	$9,615		$9,615		$9,615		$9,615		$9,615		$9,615		$9,615
Severance	—		258,000		258,000		258,000		—		—		—	(1)
Incentive compensation	60,735	(2)	60,735	(2)	60,735	(2)	60,735	(2)	60,735	(2)	47,062	(3)	60,735	(2)
Unit Options	—		—		—		—		—		37,350		37,350
Phantom units	—		—		—		528,123		528,123		528,123		528,123
Restricted units	—		—		—		348,250		348,250		348,250		348,250
Performance units	—		—		—		—	(4)	—	(4)	54,990		54,990
Benefits
Health benefits	—		14,464		14,464		14,464		14,464		—		36,161

Totals	$70,350		$342,814		$342,814		$1,219,187	(5)	$961,187	(5)	$1,025,390		$1,075,224

(1)	Amount based on 2011 cash compensation, as defined in employment agreement and described above on page 36, and reflects that Ms. Semmelroth was not employed with us until February 2012. See “Summary Compensation Table for 2012” for 2012 salary and “Grants of Plan Based Awards for 2012” for 2012 target cash incentive opportunity, which would result in a severance payment to Ms. Semmelroth for change in control and termination dates on and after January 1, 2013 (subject to the 280G cap and cutback provision).
(2)	Amount excludes portion of 2012 cash incentive award paid prior to the assumed termination date.
(3)	Amount represents payout of the 2012 cash incentive award at 100% of the target level less the amount of the award paid prior to the assumed date of the change in control.
(4)	If Ms. Semmelroth had died or had become disabled on December 31, 2012, she would be entitled to receive payment in 2015 as provided in her 2012-2014 performance unit award as if she were employed on the payment date. Any such payment would be prorated as of December 31, 2012, the date of death or disability. Any such payment also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the performance period, the maximum value Ms. Semmelroth would receive in these circumstances would be the value of 824 units (e.g., the value of 2,472 units, prorated based on the performance period as of December 31, 2012) plus distribution equivalents on those units. As Ms. Semmelroth would not receive that value until the scheduled payment date in 2015, the dollar value to Ms. Semmelroth of that payment would depend upon the unit price as of the 2015 payment date and on the value of future distributions made prior to the 2015 payment date.
(5)	This total does not include any amount that Ms. Semmelroth would receive pursuant to her 2012-2014 performance unit award. Any payment pursuant to that performance unit award would depend on the factors described in the preceding footnote and would increase the total payout reported for this column.

H. Philip Bender

The payments that would have been made to Mr. Bender upon a termination of his employment or a change in control of the Partnership as of December 31, 2012, are as follows:

Executive Benefits and Payments Upon Separation	All Terminations		Termination Other than For Cause or For Good Reason		Termination upon Non- renewal		Disability		Death		Change in Control Only		Termination upon Change in Control
Compensation
Earned but unpaid salary	$12,500		$12,500		$12,500		$12,500		$12,500		$12,500		$12,500
Severance	—		1,005,000		335,000		1,005,000		—		—		1,024,042	(1)
Incentive compensation	85,535	(2)	85,535	(2)	85,535	(2)	85,535	(2)	85,535	(2)	66,280	(3)	85,535	(2)
Unit Options	—		—		—		—		—		48,553		48,553
Phantom units	—		294,398		—		294,398		294,398		294,398		294,398
Restricted units	—		—		—		452,728		452,728		452,728		452,728
Performance units	—		—		—		219,733	(4)	219,733	(4)	291,251	(5)	291,251	(5)
Benefits
Health benefits	—		43,393		14,464		43,393		14,464		—		36,161

Totals	$98,035		$1,440,826		$447,499		$2,113,287	(6)	$1,079,358	(6)	$1,165,710		$2,245,168

(1)	Amount was decreased by $199,217 to comply with the 280G cap and cutback provision of Mr. Bender’s employment agreement. Pre-capped severance amount based on 2011 cash compensation, as defined in employment agreement and described above on page 36. See “Summary Compensation Table for 2012” for increased 2012 salary versus 2011 and “Grants of Plan Based Awards for 2012” for 2012 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2013 (subject to the 280G cap and cutback provision).
(2)	Amount excludes portion of 2012 cash incentive award paid prior to the assumed termination date.
(3)	Amount represents payout of the 2012 cash incentive award at 100% of the target level less the amount of the award paid prior to the assumed date of the change in control.
(4)	Amount includes value at December 31, 2012 of earned 2008-2011 performance units, but excludes value of prorated 2012-2014 performance units. If Mr. Bender had died or had become disabled on December 31, 2012, he would be entitled to receive payment in 2015 as provided in his 2012-2014 performance unit award as if he were employed on the payment date. Any such payment would be prorated as of December 31, 2012, the date of death or disability. Any such payment also would depend upon the level of attainment of the performance metrics. If all performance metrics are met over the performance period, the maximum value Mr. Bender would receive in these circumstances would be the value of 1,071 units (e.g., the value of 3,215 units, prorated based on the performance period as of December 31, 2012) plus distribution equivalents on those units. As Mr. Bender would not receive that value until the scheduled payment date in 2015, the dollar value to Mr. Bender of that payment would depend upon the unit price as of the 2015 payment date and on the value of future distributions made prior to the 2015 payment date.
(5)	Amount includes value at December 31, 2012 of previously-earned 2008-2011 performance units. Amount also includes value of target number of 2012-2014 performance units and distribution equivalents accumulated on such target number of units through December 31, 2012.
(6)	This total does not include any amount that Mr. Bender would receive pursuant to his 2012-2014 performance unit award. Any payment pursuant to that performance unit award would depend on the factors described in footnote (4) and would increase the total payout reported for this column.

DIRECTOR COMPENSATION

The Compensation Committee of the Board of Directors recommends the fees paid to Directors and Board Committee members for services in those capacities. The schedule of fees for 2013 is as follows:

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

These fees are payable only to non-management Directors. Management Directors receive no additional compensation for service as a Director. All Directors receive reimbursement from the Partnership for reasonable expenses incurred in connection with service in that capacity. Additionally, all Directors are to accumulate units equal to four times the annual cash retainer within four years of January 1, 2011 (for Directors serving on the Board at that date) and within four years of becoming a Director (for future Board members).

Director Compensation for 2012

The table that follows summarizes the compensation paid by the Partnership to non-employee Directors for the fiscal year ended December 31, 2012. The schedule of fees for 2012 was as follows:

1.	For service as a member of the Board, $65,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting, plus $120,000 per annum to be paid in cash, limited partnership units, adjusted for fractional units as needed, or a combination of both;

2.	For service as a Board Committee member, $2,000 per annum (excluding Committee Chairman); and

3.	For service as Chairman of the Board, a fee of $50,000 per annum; for service as Chairman of the Audit Committee of the Board, a fee of $10,000 per annum; for service as the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee, a fee of $5,000 for each per annum.

(a)	(b)	(c)	(d)		(e)		(f)		(g)		(h)
Name (1)	Fees Earned or Paid in Cash	Unit Awards	Option Awards (2)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
C. Thomas Harvie (3)	$115,240	$—	$	—	$	—	$	—	$	—	$115,240
Eric L. Affeldt	$214,126	$—	$	—	$	—	$	—	$	—	$214,126
Gina D. France	$197,000	$—	$	—	$	—	$	—	$	—	$197,000
Daniel J. Hanrahan (4)	$64,735	$30,563	$	—	$	—	$	—	$	—	$95,298
Tom Klein	$189,087	$—	$	—	$	—	$	—	$	—	$189,087
Michael D. Kwiatkowski (3)	$94,154	$—	$	—	$	—	$	—	$	—	$94,154
John M. Scott III	$190,529	$—	$	—	$	—	$	—	$	—	$190,529
Lauri M. Shanahan (4)	$46,327	$48,971	$	—	$	—	$	—	$	—	$95,298
Debra Smithart-Oglesby (4)	$35,163	$61,161	$	—	$	—	$	—	$	—	$96,324
Steven H. Tishman	$90,721	$—	$	—	$	—	$	—	$	—	$90,721

(1)	Matthew A. Ouimet, the Partnership’s President and Chief Executive Officer, is not included in this table as he was an employee of the Partnership in 2012 and thus received no compensation for his service as a Director. The compensation to Mr. Ouimet as an employee of the Partnership is shown in the Summary Compensation Table on page 20 and our other Executive Compensation disclosures. Richard L. Kinzel, the Partnership’s former President and Chief Executive Officer, is not included in this table because he was a named executive officer for 2012, and his compensation for service as a Director is fully reflected in the Summary Compensation Table on page 20, together with his other compensation information there and throughout the Executive Compensation Section.
(2)	As of December 31, 2012, no non-employee Director had any options outstanding.
(3)	Term ended on June 27, 2012 for Messrs. Harvie, Kwiatowski, and Tishman.
(4)	Term began on June 27, 2012 for Mr. Hanrahan and Mses. Shanahan and Smithart-Oglesby.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership’s proxy statement and the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Tom Klein, Chairman

Eric Affeldt

Debra Smithart-Oglesby

John M. Scott III

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our Directors who served on the Compensation Committee during 2012 was a current or former officer or an employee of the Partnership or had any relationship with us that would be required to be disclosed by us under applicable related party requirements. There are no interlocking relationships between the Partnership’s executive officers or Directors and the board or compensation committee of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number of Partnership units beneficially owned by each of the Partnership’s Directors, each of the named executive officers, all current directors and executive officers as a group, and by each person known by the Partnership to own 5% or more of its units as of April 12, 2013.

Directors and Executive Officers

	Amount and Nature of Beneficial Ownership
	Beneficial		Investment Power		Voting Power (1)		Percentage
Name of Beneficial Owner	Ownership (1)		Sole	Shared	Sole	Shared	of Units (2)
Matthew A. Ouimet	117,612	(3)	115,612	2,000	115,612	115,612	*
Brian C. Witherow	49,027	(4)	47,562	1,465	47,562	1,465	*
Richard A. Zimmerman	77,746	(5)	77,746	—	77,746	—	*
Kelley Semmelroth	14,698	(6)	14,698	—	14,698	—	*
H. Philip Bender	56,144	(7)	56,144	—	56,144	—	*
Richard L. Kinzel	991,941		942,949	48,992	942,949	48,992	1.8%
Eric L. Affeldt	22,200		22,200	—	22,200	—	*
Gina D. France	10,525		10,525	—	10,525	—	*
Tom Klein	3,982		982	3,000	982	3,000	*
John M. Scott III	10,000		10,000	—	10,000	—	*
Daniel J. Hanrahan	892		892	—	892	—	*
Lauri M. Shanahan	1,177		1,177	—	1,177	—	*
Debra Smithart-Oglesby	2,233		2,233	—	2,233	—	*
All Directors and executive officers as a group (18 individuals) (8)	1,479,631		1,423,916	55,715	1,423,916	55,715	2.7%

*	Less than one percent of outstanding units.
(1)	Includes restricted units over which there is voting power, but no investment power, as follows: Mr. Ouimet, 68,423; Mr. Witherow, 18,324; Mr. Zimmerman, 22,253; Ms. Semmelroth, 11,522; Mr. Bender, 14,977; and all executive officers and directors as a group (18 individuals) 185,192.
(2)	Each beneficial owner’s ownership percentage has been calculated assuming full exercise of outstanding options to purchase units, if any, exercisable by such owner within 60 days after April 12, 2013, but no exercise of outstanding options covering units held by any other person. The ownership percentage of the Directors and executive officers as a group has been calculated assuming full exercise of outstanding options that the Directors and executive officers as a group have the right to exercise within 60 days after April 12, 2013, but no exercise of outstanding options covering units held by anyone outside that group.
(3)	Consists of 115,612 units as to which Mr. Ouimet has sole voting and investment power (which includes 86,817 units beneficially owned as of April 12, 2013 and 28,795 units that Mr. Ouimet has the right to acquire within 60 days of April 12, 2013 through the exercise of options); and 2,000 units for which he has shared voting and investment power.
(4)	Consists of 47,562 units as to which Mr. Witherow has sole voting and investment power (which includes 41,433 units beneficially owned as of April 12, 2013 and 6,129 units that Mr. Witherow has the right to acquire within 60 days of April 12, 2013 through the exercise of options); and 1,465 units for which he has shared voting and investment power.
(5)	Consists of 77,746 units as to which Mr. Zimmerman has sole voting and investment power (which includes 70,547 units beneficially owned as of April 12, 2013 and 7,199 units that Mr. Zimmerman has the right to acquire within 60 days of April 12, 2013 through the exercise of options).

(6)	Consists of 14,698 units as to which Ms. Semmelroth has sole voting and investment power (which includes 11,522 units beneficially owned as of April 12, 2013 and 3,176 units that Ms. Semmelroth has the right to acquire within 60 days of April 12, 2013 through the exercise of options).
(7)	Consists of 56,144 units as to which Mr. Bender has sole voting and investment power (which includes 52,015 units beneficially owned as of April 12, 2013 and 4,129 units that Mr. Bender has the right to acquire within 60 days of April 12, 2013 through the exercise of options).
(8)	The unit amounts listed include a total of 62,471 units of limited partner interest which all current directors and executive officers as a group have vested options to acquire within 60 days from April 12, 2013.

5% or Greater Unitholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Units
Neuberger Berman Group LLC Neuberger Berman LLC 605 Third Avenue New York, NY 10158	7,196,064	(1)	13.0	%(1)

(1)	Based upon a Schedule 13G/A filing by Neuberger Berman Group LLC and Neuberger Berman LLC (collectively, “NB”) on December 31, 2012. On the Schedule 13G, NB reported shared voting power over 5,786,518 units and reported shared dispositive power over and aggregate beneficial ownership of 7,196,064 units.

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

Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” in the Original Form 10-K for additional information regarding the Partnership’s equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard Kinzel’s son, Bart Kinzel, Vice President and General Manager of Carowinds, and son-in-law, Tim Boals, Corporate Vice President—Resale, are employed by Cedar Fair and received compensation of approximately $417,125 and $390,032, respectively, in 2012. There were no other transactions that must be disclosed between the Partnership and our officers, directors or any person related to our officers or directors, or with any holder of more than 5% of the outstanding units, during 2012 and through the date of this Form 10-K/A.

The Board’s Corporate Governance Guidelines include policies and procedures for the review and approval of interested transactions, which are defined as transactions in which CFMI or the Partnership participate and any executive officer, director, director nominee or other related party has a direct or indirect material interest. The definition of interested transactions is intended to cover the types of transactions subject to Regulation S-K Item 404 and excludes certain types of transactions consistent with that regulation. The policy generally presumes a related party’s interest to be material unless clearly incidental in nature or determined in accordance with the policy to be immaterial in nature.

Each executive officer, director and director nominee is required to notify the Chair of the Nominating and Corporate Governance Committee of his or her intention to enter into, or to cause CFMI or the Partnership to enter into, an interested transaction. The Committee reviews the material facts of all interested transactions requiring its approval, and the disinterested members of the Committee either approve or disapprove the entry into the interested transaction. The policy also provides a mechanism for Committee review and ratification or modification of any interested transactions as to which advance approval is not feasible or that were entered into in error. In determining whether to approve or ratify a transaction, the Committee considers whether or not the transaction is in, or not inconsistent with, the best interests of the Partnership, taking into account the following (among other factors it considers appropriate): (i) the position within or relationship of the related party with the Partnership or CMFI, (ii) the extent of the related party’s interest in the transaction, (iii) the business purpose for and reasonableness of the transaction, including available alternatives for achieving the business purpose, (iv) whether the terms of the transaction are comparable to those that could be negotiated with an unrelated third party, (v) whether the transaction impacts the independence or objectivity of director or executive officer, and (vi) whether the transaction creates the perception of impropriety. Authority is delegated under the policy to the Committee Chair to pre-approve or ratify any interested transactions that do not involve a director and that are expected to involve less than $120,000, subject to subsequent review by the Committee. No director is allowed to participate in any discussion or approval of an interested transaction for which he or she is a related party, except for providing material information as to the transaction and for counting to determine the presence of a quorum to act on the transaction. An ad hoc committee of at least two independent directors may be designated by the Board where less than two members of the Committee would be available to review an interested transaction involving a member of a Committee.

BOARD AND COMMITTEE MEMBER INDEPENDENCE

In addition to the independence criteria contained in the NYSE listing standards, the Board has adopted additional standards to determine Director independence. These standards are located in the Corporate Governance Guidelines, which are available on the Partnership’s website at www.cedarfair.com. The Board has affirmatively determined that current Board members Gina D. France, Lauri Shanahan, Daniel Hanrahan, Debra Smithart-Oglesby, Eric L. Affeldt, John M. Scott III, and Tom Klein meet the independence criteria of the NYSE listing standards and our Corporate Governance Guidelines. The Board has determined Mr. Kinzel is not independent because he was an executive officer of the Partnership during 2011. Mr. Ouimet is also not independent because he is an executive officer of the Partnership.

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each Committee is composed entirely of independent Directors, as that term is defined in the NYSE listing standards and CFMI’s Corporate Governance Guidelines, and each member of the Audit Committee is independent as required under Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed or expected to be billed for the audit and non-audit services provided to us by our principal accountant during the last two fiscal years are set forth below.

Audit Fees

The Partnership was billed by Deloitte $982,095 and $924,896 for professional services rendered for the 2012 and 2011 audits of the annual financial statements and internal control over financial reporting, the review of the financial statements included in Forms 10-Q, and other services in connection with statutory and regulatory filings.

Audit-Related Fees

The Partnership had no audit related fees billed by Deloitte in 2012 and 2011. Audit-related services principally include due diligence, assurance services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and other attestation services or consultations that are not reported under audit fees.

Tax Fees

In 2012, the Partnership was billed by Deloitte $233,893 and $23,001 in fees for services related to tax compliance and tax planning, respectively. In 2011, the Partnership was billed by Deloitte $220,843 and $103,165 in fees for services related to tax compliance and tax planning, respectively.

All Other Fees

There are no fees for professional services rendered by Deloitte that do not fit within the above category descriptions. The Audit Committee reviews and pre-approves each audit and non-audit service engagement with the Partnership’s independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P. (Registrant)

DATED: April 30, 2013	By:	Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Matthew A. Ouimet	President and Chief Executive Officer	April 30, 2013
Matthew A. Ouimet	Director

/S/ Brian C. Witherow	Executive Vice President and Chief Financial Officer	April 30, 2013
Brian C. Witherow	(Principal Financial Officer)

/S/ David R. Hoffman	Senior Vice President and Chief Accounting Officer	April 30, 2013
David R. Hoffman	(Principal Accounting Officer)

/S/ Eric L. Affeldt	Chairman	April 30, 2013
Eric L. Affeldt

/S/ Gina D. France	Director	April 30, 2013
Gina D. France

/S/ Daniel J. Hanrahan	Director	April 30, 2013
Daniel J. Hanrahan

/S/ Richard L. Kinzel	Director	April 30, 2013
Richard L. Kinzel

/S/ Tom Klein	Director	April 30, 2013
Tom Klein

/S/ Debra Smithart-Oglesby	Director	April 30, 2013
Debra Smithart-Oglesby

/S/ John M. Scott III	Director	April 30, 2013
John M. Scott III

/S/ Lauri M. Shanahan	Director	April 30, 2013
Lauri M. Shanahan

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.