Form 10-K/A
period 2012-12-31
CEDAR FAIR L P
filed 2013-05-10
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

None.

************

CEDAR FAIR, L.P.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment” or the “Form 10-K/A”) amends the Annual Report on Form 10-K of Cedar Fair, L.P. (“Cedar Fair” or the “Partnership”) for the year ended December 31, 2012, as initially filed with the Securities and Exchange Commission ("SEC") on February 25, 2013 (the “Original 2012 Form 10-K”) and as previously amended by Amendment No. 1 thereto filed with the SEC on April 30, 2013.

As previously discussed in a Form 8-K filed on May 8, 2013, on May 6, 2013, the Partnership determined that the previously issued consolidated financial statements for years ended December 31, 2012 and 2011 should no longer be relied upon.

The Audit Committee of our Board of Directors concurred with management's decision to amend our previously filed reports. The foregoing decision was made after a series of discussions with the SEC staff about a matter identified during their review of our 2011 Form 10-K and 2012 Form 10-K. This matter, which related to our deferral of a loss from the disposal of an asset under the composite method of depreciation, was discussed with the SEC's Office of the Chief Accountant and ultimately resulted in the conclusion that loss deferral was inappropriate.

In its Original 2012 Form 10-K, the Partnership announced plans to move off the composite depreciation method of accounting beginning in 2013. In the process of changing accounting methods and responding to an open SEC comment letter, the Partnership determined that its accounting treatment under the composite depreciation method for the retirement of a ride at one of its parks in 2011 was in error. In particular, the discrete charge related to that retirement (totaling $8.8 million on a pre-tax basis) should have been recorded to the statement of operations in 2011 rather than being deferred and recorded in the composite pool as was disclosed in the 2011 Form 10-K as originally filed. The Partnership originally determined that the asset retirement was normal, and thereby the composite method of depreciation resulted in $8.8 million (net book value after salvage) being recorded in Accumulated Depreciation in the Partnership's 2011 Annual Report on Form 10-K. The amount remaining in Accumulated Depreciation in the Partnership's Original 2012 Form 10-K was $7.8 million. The correction of this error results in adjustments to the financial statements that decrease pre-tax earnings in 2011 by $8.8 million and increase pre-tax earnings in 2012 by $1.0 million. The adjustments will have no impact on results of operations or balance sheet for 2010.

As disclosed in the Partnership's prior filings, the Partnership had determined that it was preferable to change from the composite method of depreciation to the unit method of depreciation with the change effective January 1, 2013. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. The change to the unit method of depreciation eliminates the qualitative judgment needed to determine whether an asset retirement is normal or unusual, as the net book value of all retirements will be recorded in the Consolidated Statements of Operations and Comprehensive Income.

The Partnership believes the above-described error reflects a material weakness in its internal control over financial reporting related to its fixed assets. As a result, the Partnership has concluded that its disclosure controls and procedures and its internal control over financial reporting related to its fixed assets were not effective as of the end of the period covered by this Form 10-K/A. The Partnership has remediated this material weakness through the conversion of all composite assets to the unit method of depreciation as of January 1, 2013.

This Amendment No. 2 does not supersede the Original 2012 Form 10-K as amended by Amendment No. 1 thereto in its entirety, and must be read in conjunction with the Original 2012 Form 10-K as amended by Amendment No. 1. The following items of the Original 2012 Form 10-K, as previously amended by Amendment No.1 thereto are superseded and replaced in their entirety by this Amendment No. 2;

•	Item 6. Selected Financial Data;

•	Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations;

•	Item 8. Financial Statements and Supplementary Data; and

•	Item 9A. Controls and Procedures.

Item 15 and the Exhibit Index following the Signatures hereto amend and modify such disclosures in the Original 2012 Form 10-K as amended by Amendment No. 1 thereto in order to provide certain exhibit filings with this Form 10-K/A including new certifications, but this Amendment No. 2 does not supersede those previous disclosures in their entirety.

Other than those items identified above, no other Parts or disclosures from the Original 2012 Form 10-K or Amendment No. 1 are included in or modified or updated by this Amendment No. 2. This Amendment is being filed solely for the purpose of correcting the Partnership's accounting treatment with respect to the retirement of a ride at one of its parks in 2011, as described above; except as required to reflect such correction or to incorporate language requested by the SEC staff in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original 2012 Form 10-K and does not modify or update disclosures presented in the Original 2012 Form 10-K or Amendment No. 1 thereto in any way.

Among other things, disclosures and forward-looking statements made in the Original 2012 Form 10-K and Amendment No. 1 have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the respective dates of such filings (other than as discussed above), and such disclosures and forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the Original 2012 Form 10-K, including without limitation the Form 8-K filed by the Partnership on March 8, 2013.

PART II - OTHER INFORMATION

ITEM 6. SELECTED FINANCIAL DATA.

	2012 (2)	2011	2010 (3)	2009 (4)	2008 (5)
	(In thousands, except per unit and per capita amounts)

	(As restated)	(As restated)
Statement of Operations
Net revenues	$1,068,454	$1,028,472	$977,592	$916,075	$996,232
Operating income (1)	233,675	227,946	151,669	183,890	134,521
Income (loss) before taxes (1)	133,614	73,173	(30,382)	48,754	5,369
Net income (loss) (1)	101,857	65,296	(33,052)	34,184	6,380
Net income (loss) per unit - basic (1)	1.83	1.18	(0.60)	0.62	0.12
Net income (loss) per unit - diluted (1)	1.82	1.17	(0.60)	0.61	0.12
Balance Sheet Data
Total assets (1)	$2,019,865	$2,047,168	$2,065,877	$2,130,932	$2,173,229
Working capital (deficit)	2,904	(104,928)	(98,518)	(70,212)	(50,705)
Long-term debt	1,532,180	1,556,379	1,579,703	1,626,346	1,724,075
Partners' equity (1)	154,451	136,350	121,628	113,839	94,008
Distributions
Declared per limited partner unit	$1.60	$1.00	$0.25	$1.23	$1.92
Paid per limited partner unit	1.60	1.00	0.25	1.23	1.92
Other Data
Depreciation and amortization (1)	$126,306	$125,837	$128,856	$134,398	$125,240
Adjusted EBITDA (6)	390,954	374,576	359,231	316,512	355,890
Capital expenditures	96,232	90,190	71,706	69,136	83,481
Combined attendance (7)	23,300	23,386	22,794	21,136	22,720
Combined in-park guest per capita spending (8)	$41.95	$40.03	$39.21	$39.56	$40.13

Notes:

(1)
Historical figures that appeared in our Original 2012 Form 10-K have been adjusted to reflect changes due to the restatement for the asset disposition as described in Note 1 to the Consolidated Financial Statements in Item 8.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	2012	2011	2010	2009	2008
	(In thousands )
	(As restated)	(As restated)
Net income (loss)	$101,857	$65,296	$(33,052)	$34,184	$6,380
Interest expense	110,619	157,185	150,285	124,706	129,561
Interest income	(68)	(157)	(1,154)	(44)	(970)
Provision (benefit) for taxes	31,757	7,877	2,670	14,570	(1,011)
Depreciation and amortization	126,306	125,837	128,856	134,398	125,240
EBITDA	370,471	356,038	247,605	307,814	259,200
Loss on early extinguishment of debt	—	—	35,289	—	—
Other expense, net	—	—	—	—	361
Net effect of swaps	(1,492)	(13,119)	18,194	9,170	—
Unrealized foreign currency (gain) loss	(9,181)	9,830	(17,464)	—	—
Equity-based compensation	3,265	(239)	(89)	(26)	716
Loss on impairment of goodwill and other intangibles	—	—	2,293	4,500	86,988
Loss on impairment/retirement of fixed assets, net	30,336	11,355	62,752	244	8,425
Gain on sale of other assets	(6,625)	—	—	(23,098)	—
Terminated merger costs	—	230	10,375	5,619	—
Refinancing costs	—	955	—	832	200
Licensing dispute settlement costs	—	—	—	1,980	—
Class action settlement costs	—	—	276	9,477	—
Other non-recurring costs (1)	4,180	9,526	—	—	—
Adjusted EBITDA	$390,954	$374,576	$359,231	$316,512	$355,890

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

Management's discussion and analysis has been revised solely to reflect the effects of the restatement of the Consolidated Financial Statements in this Form 10-K/A. See Note 1 to the Consolidated Financial Statements included in Item 8 and the "Explanatory Note" included in the forepart of this Form 10-K/A.

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

For the years ended December 31,	2012		2011		2010
	( amounts in millions, except attendance, per capita spending and percentages)

Net revenues:	(As restated)		(As restated)
Admissions	$612.1	57.3%	$596.0	57.9%	$568.8	58.2%
Food, merchandise and games	342.2	32.0%	349.5	34.0%	337.3	34.5%
Accommodations and other	114.1	10.7%	83.0	8.1%	71.5	7.3%
Net revenues	1,068.4	100.0%	1,028.5	100.0%	977.6	100.0%
Operating costs and expenses	684.7	64.1%	663.3	64.5%	632.0	64.6%
Depreciation and amortization	126.3	11.8%	125.8	12.2%	128.9	13.2%
Loss on impairment of goodwill and other intangibles	—	—%	—	—%	2.3	0.2%
Loss on impairment / retirement of fixed assets	30.3	2.8%	11.4	1.1%	62.8	6.4%
Gain on sale of other assets	(6.6)	(0.6)%	—	—%	—	—%
Operating income	233.7	21.9%	228.0	22.2%	151.6	15.5%
Interest and other expense, net	110.6	10.3%	158.0	15.4%	149.2	15.3%
Net effect of swaps	(1.5)	(0.1)%	(13.1)	(1.3)%	18.2	1.9%
Loss on early debt extinguishment	—	—%	—	—%	35.3	3.6%
Unrealized / realized foreign currency (gain) loss	(9.0)	(0.8)%	9.9	1.0%	(20.6)	(2.1)%
Provision for taxes	31.7	3.0%	7.9	0.8%	2.6	0.3%
Net income (loss)	$101.9	9.5%	$65.3	6.3%	$(33.1)	(3.4)%
Other data:
Combined attendance (in thousands)	23,300		23,386		22,794
Combined in-park guest per capita spending	$41.95		$40.03		$39.21

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results or involve a higher degree of judgment and complexity (see Note 3 to our Consolidated Financial Statements for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and, as a result, actual results could differ from these estimates and assumptions.

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

Upon the normal retirement of an asset within a composite group, our practice generally had been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements in 2012, management determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation) in the Original 2012 Form 10-K filed on February 25, 2013. We evaluated the amount and nature of these adjustments and concluded that they were not material to either our prior annual or quarterly financial statements. Nonetheless, the historical financial statement amounts included in that filing had been updated for this corrected estimate.

In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with responding to an open SEC comment letter. We ultimately concluded that this particular disposition was unusual and that an $8.8 million charge should be reflected in the 2011 financial statements. The financial statements are being restated herein for this matter.

In its Original 2012 Form 10-K, the Partnership announced plans to move off the composite depreciation method of accounting beginning in 2013. In the process of changing accounting methods and responding to an open SEC comment letter, the Partnership determined that its accounting treatment under the composite depreciation method for the retirement of a ride at one of its parks in 2011 was in error. In particular, the discrete charge related to that retirement (totaling $8.8 million on a pre-tax basis) should have been recorded to the income statement in 2011 rather than being deferred and recorded in the composite pool as was disclosed in the 2011 Form 10-K as originally filed. The Partnership originally determined that the asset retirement was normal, and thereby the composite method of depreciation resulted in $8.8 million (net book value after salvage) being recorded in Accumulated Depreciation in the Partnership's 2011 Annual Report on Form 10-K. The amount remaining in Accumulated Depreciation in the Partnership's Original 2012 Form 10-K was $7.8 million. The correction of this error results in adjustments to the financial statements that decrease pre-tax earnings and increase accumulated depreciation in 2011 by $8.8 million and increase pre-tax earnings and decrease accumulated depreciation in 2012 by $1.0 million. The adjustments have no impact on results of operations or balance sheet for 2010. See Note 1 to the Consolidated Financial Statements for additional information.

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

Results of Operations

2012 vs. 2011

The following table presents key operating and financial information for the years ended December 31, 2012 and 2011 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/12	12/31/11	$	%

	(As restated)	(As restated)
Net revenues	$1,068,454	$1,028,472	$39,982	3.9%
Operating costs and expenses	684,762	663,334	21,428	3.2%
Depreciation and amortization	126,306	125,837	469	0.4%
Loss on impairment/retirement of fixed assets	30,336	11,355	18,981	N/M
Gain on sale of other assets	(6,625)	—	(6,625)	N/M
Operating income	$233,675	$227,946	$5,729	2.5%
Other Data:
Adjusted EBITDA (1)	$390,954	$374,576	$16,378	4.4%
Adjusted EBITDA margin	36.6%	36.4%	—	0.2%
Attendance	23,300	23,386	(86)	(0.4)%
Per capita spending	$41.95	$40.03	$1.92	4.8%
Out-of-park revenues	$116,767	$117,556	$(789)	(0.7)%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 4-5.

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

The increase in 2012 revenues was somewhat offset by a decrease of less than 1%, or approximately $0.8 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The decrease in out-

of-park revenues was primarily driven by softness in our overall hotel properties performance in 2012. The increase in revenues for the fiscal year also reflects the negative impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $4.0 million) during 2012.

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

The loss on impairment/retirement of fixed assets, net, during 2012 totaled $30.3 million, reflects a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom along with losses on other retirements in the normal course of business. During 2012, two non-core assets were sold at gains totaling $6.6 million. In 2011, a charge of $11.4 million for the retirement of fixed assets was recorded, which includes the retirement of a composite asset as described in more detail in Note 1 to the consolidated financial statements.

Depreciation and amortization expense for 2012 increased $0.5 million compared with 2011 due to the increase in capital spending in 2012 when compared with the prior year. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for 2012 increased $5.7 million to $233.7 million from $227.9 million in 2011.

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

A provision for taxes of $31.7 million was recorded in 2012, consisting of a provision for the tax attributes of our corporate subsidiaries of $23.0 million and a provision for publicly traded partnership (PTP) taxes of $8.8 million. This compares with a provision for taxes of $7.9 million in 2011, consisting of a benefit for the tax attributes of our corporate subsidiaries of $0.4 million and a provision for PTP taxes of $8.3 million.

After interest expense and provision for taxes, net income for the period totaled $101.9 million, or $1.82 per diluted limited partner unit, compared with net income of $65.3 million, or $1.17 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 4-5). In 2012, Adjusted EBITDA increased $16.4 million, or 4%, to $391.0 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 20 bps to 36.6% from 36.4% in 2011. The increase in Adjusted EBITDA was due to the increase in revenues resulting from the successful introduction of our new premium benefit offerings and dynamic pricing initiatives, as well as the successful expansion of our season pass base.

Results of Operations

2011 vs. 2010

The following table presents key operating and financial information for the years ended December 31, 2011 and 2010 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/11	12/31/10	$	%
	(As restated)

Net revenues	$1,028,472	$977,592	$50,880	5.2%
Operating costs and expenses	663,334	632,022	31,312	5.0%
Depreciation and amortization	125,837	128,856	(3,019)	(2.3)%
Loss on impairment of goodwill and other intangibles	—	2,293	(2,293)	N/M
Loss on impairment/retirement of fixed assets	11,355	62,752	(51,397)	N/M
Operating income	$227,946	$151,669	$76,277	50.3%
Other Data:
Adjusted EBITDA (1)	$374,576	$359,231	$15,345	4.3%
Adjusted EBITDA margin	36.4%	36.7%	—	(0.3)%
Attendance	23,386	22,794	592	2.6%
Per capita spending	$40.03	$39.21	$0.82	2.1%
Out-of-park revenues	$117,556	$108,761	$8,795	8.1%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 4-5.

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

During 2011, we recognized $11.4 million in non-cash charges for the retirement of assets, which includes the retirement of a composite asset as described in more detail in Note 1 to the consolidated financial statements. This compares to a non-cash charge of $62.0 million at Great America for the partial impairment of its fixed assets and a $0.8 million charge for asset retirements across all properties. Additionally, non-cash charges of $1.4 million and $0.9 million were recorded during the second and fourth quarters of 2010, respectively, for the partial impairment of trade-names originally recorded at the time of the PPI acquisition. Although the acquisition of the PPI parks continues to meet our collective operating and profitability goals, the performance of certain acquired parks fell below our original expectations in 2010, which when coupled with a higher cost of capital, resulted in the impairment charges recorded in 2010. It is important to note that each of the acquired PPI parks produces positive cash flow, and that trade-name write-downs and fixed asset impairment losses do not affect cash, Adjusted EBITDA or liquidity.

Depreciation and amortization expense for 2011 decreased $3.0 million resulting primarily from the impairment charge taken on the fixed assets of California's Great America at the end of 2010. After depreciation and amortization, as well as impairment charges and all other operating costs, operating income for 2011 increased $76.2 million to $227.9 million from $151.7 million in 2010.

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

A provision for taxes of $7.9 million was recorded in 2011, consisting of a benefit for the tax attributes of our corporate subsidiaries of $0.4 million and a provision for publicly traded partnership (PTP) taxes of $8.3 million. This compares with a provision for taxes of $2.7 million in 2010, consisting of a benefit of $5.2 million for corporate subsidiaries and a provision of $7.9 million for PTP taxes.

After interest expense and provision for taxes, net income for 2011 totaled $65.3 million, or $1.17 per diluted limited partner unit, compared with net loss of $33.1 million, or $0.60 per unit, in 2010.

In 2011, Adjusted EBITDA (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 4-5) increased $15.4 million, or 4%, to $374.6 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreasing 30 bps to 36.4% from 36.7% in 2010. The margin compression was primarily the result of a shift in the mix of operating profit in 2011 toward our lower margin parks.

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
In 2007, we entered into two cross-currency swap agreements, which matured in February 2012 and effectively converted $268.7 million of term debt at the time, and the associated interest payments, from U.S. dollar denominated debt at a rate of LIBOR plus 200 bps to 6.3% fixed-

rate Canadian dollar denominated debt. As a result of paying down the underlying Canadian term debt with net proceeds from the sale of surplus land near Canada’s Wonderland in August 2009, the notional amounts of the underlying debt and the cross-currency swaps no longer matched. Because of the mismatch of the notional amounts, we determined the swaps would no longer be highly effective going forward, resulting in the de-designation of the swaps as of the end of August 2009. Based on the change in currency exchange rates from the time we originally entered into the cross-currency swap agreements in 2007, the termination liability of the swaps has increased steadily over time. In order to minimize further downside risk to the swaps' termination value, in May 2011 we entered into several foreign currency swap agreements to fix the exchange rate on 50% of the liability. In July 2011, we fixed the exchange rate on another 25% of the swap liability, leaving only 25% exposed to further fluctuations in currency exchange rates. Based on currency exchange rates in place at the termination date and the exchange rates contracted in the foreign currency swap agreements, the cash termination costs of the cross-currency swaps totaled $50.5 million on February 17, 2012.
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

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, plus contractual interest payments on all debt. See Note 6 in “Notes to Consolidated Financial Statements” for further information.

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

Forward Looking Statements

Some of the statements contained in this report (including the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Original 2012 Form 10-K could adversely affect our future financial performance and cause actual results, or our beliefs or strategies, to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 15 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2012 and 2011 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2012 (As restated)
1st Quarter (1)	$28,198	$(69,329)	$(65,415)	$(1.18)	$(1.18)
2nd Quarter (2)	357,606	87,326	36,583	0.65	0.65
3rd Quarter (2) (3)	553,445	204,565	141,013	2.54	2.52
4th Quarter (2)	129,205	11,113	(10,324)	(0.19)	(0.19)
	$1,068,454	$233,675	$101,857	$1.83	$1.82
2011 (As restated)
1st Quarter (1)	$26,869	$(67,506)	$(84,926)	$(1.53)	$(1.53)
2nd Quarter	284,490	51,783	4,282	0.08	0.08
3rd Quarter	572,268	245,752	152,218	2.75	2.73
4th Quarter (2)	144,845	(2,083)	(6,278)	(0.11)	(0.11)
	$1,028,472	$227,946	$65,296	$1.18	$1.17

(1) As a result of the immaterial correction discussed in Note 1 to the consolidated financial statements, these amounts have been adjusted. The impact of this correction was to reduce net income by $233 and $234 for the quarterly periods ended March 25, 2012 and March 27, 2011, respectively.
(2) As a result of the correction related to the 2011 ride retirement as discussed in Note 1 to the consolidated financial statements, these amounts have been adjusted. The impact of this correction was to increase net income by $261, $325, and $55 for the quarterly periods ended July 1, 2012, September 30, 2012, and December 31, 2012, respectively and to decrease net income by $5,450 for the quarterly period ended December 31, 2011.

(3) The third quarter of 2012 included a non-cash charge of $25 million for the impairment of long-lived assets at Wildwater Kingdom.

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
As discussed in Note 1 to the consolidated financial statements, the accompanying 2012 and 2011 consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 (May 10, 2013 as to the effects of the material weakness described in Management's Report on Internal Control over Financial Reporting (as revised)), which report expressed an adverse opinion on the Partnership's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 25, 2013 (May 10, 2013 as to the effects of the restatement discussed in Note 1)

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2012	12/31/2011
ASSETS	(As restated)	(As restated)
Current Assets:
Cash and cash equivalents	$78,830	$35,524
Receivables	18,192	7,611
Inventories	27,840	33,069
Current deferred tax asset	8,184	10,345
Other current assets	8,060	11,966
	141,106	98,515
Property and Equipment:
Land	303,348	312,859
Land improvements	339,081	333,423
Buildings	584,854	579,136
Rides and equipment	1,450,231	1,423,370
Construction in progress	28,971	33,892
	2,706,485	2,682,680
Less accumulated depreciation	(1,162,213)	(1,071,978)
	1,544,272	1,610,702
Goodwill	246,221	243,490
Other Intangibles, net	40,652	40,273
Other Assets	47,614	54,188
	$2,019,865	$2,047,168
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$15,921
Accounts payable	10,734	12,856
Deferred revenue	39,485	29,594
Accrued interest	15,512	15,762
Accrued taxes	17,813	16,008
Accrued salaries, wages and benefits	24,836	33,388
Self-insurance reserves	23,906	21,243
Current derivative liability	—	50,772
Other accrued liabilities	5,916	7,899
	138,202	203,443
Deferred Tax Liability	153,792	130,427
Derivative Liability	32,260	32,400
Other Liabilities	8,980	4,090
Long-Term Debt:
Term debt	1,131,100	1,140,179
Notes	401,080	400,279
	1,532,180	1,540,458
Commitments and Contingencies (Note 11)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	—
Limited partners, 55,618, and 55,346 outstanding at December 31, 2012 and December 31, 2011, respectively	177,660	160,068
Accumulated other comprehensive loss	(28,500)	(29,008)
	154,451	136,350
	$2,019,865	$2,047,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2012	2011	2010
Net revenues:	(As restated)	(As restated)
Admissions	$612,069	$596,042	$568,762
Food, merchandise and games	342,214	349,436	337,356
Accommodations and other	114,171	82,994	71,474
	1,068,454	1,028,472	977,592
Costs and expenses:
Cost of food, merchandise and games revenues	95,048	92,057	86,619
Operating expenses	451,403	430,851	411,402
Selling, general and administrative	138,311	140,426	134,001
Depreciation and amortization	126,306	125,837	128,856
Loss on impairment of goodwill and other intangibles	—	—	2,293
Loss on impairment / retirement of fixed assets, net	30,336	11,355	62,752
Gain on sale of other assets	(6,625)	—	—
	834,779	800,526	825,923
Operating income	233,675	227,946	151,669
Interest expense	110,619	157,185	150,285
Net effect of swaps	(1,492)	(13,119)	18,194
Loss on early debt extinguishment	—	—	35,289
Unrealized/realized foreign currency (gain) loss	(8,998)	9,909	(20,563)
Other (income) expense	(68)	798	(1,154)
Income (loss) before taxes	133,614	73,173	(30,382)
Provision for taxes	31,757	7,877	2,670
Net income (loss)	101,857	65,296	(33,052)
Net income allocated to general partner	1	1	—
Net income (loss) allocated to limited partners	$101,856	$65,295	$(33,052)

Net income (loss)	101,857	65,296	(33,052)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	369	933	(6,475)
Unrealized income on cash flow hedging derivatives	139	3,767	60,048
Other comprehensive income, (net of tax)	508	4,700	53,573
Total comprehensive income	$102,365	$69,996	$20,521
Basic earnings (loss) per limited partner unit:
Weighted average limited partner units outstanding	55,518	55,345	55,316
Net income (loss) per limited partner unit	$1.83	$1.18	$(0.60)
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,895	55,886	55,316
Net income (loss) per limited partner unit	$1.82	$1.17	$(0.60)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES	(As restated)	(As restated)
Net income (loss)	$101,857	$65,296	$(33,052)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	126,306	125,837	128,856
Non-cash equity based compensation expense	4,476	(239)	(89)
Loss on early debt extinguishment	—	—	35,289
Loss on impairment of goodwill and other intangibles	—	—	2,293
Loss on impairment / retirement of fixed assets, net	30,336	11,355	62,752
Gain on sale of other assets	(6,625)	—	—
Net effect of swaps	(1,492)	(13,119)	18,194
Amortization of debt issuance costs	10,417	10,000	5,671
Unrealized foreign currency (gain) loss on notes	(8,758)	8,753	(17,464)
Other non-cash income	—	—	(1,893)
Deferred income taxes	27,502	677	(14,664)
Excess tax benefit from unit-based compensation expense	(1,208)	—	—
Change in operating assets and liabilities:
(Increase) decrease in current assets	(1,420)	1,686	(11,855)
(Increase) decrease in other assets	(2,739)	173	6
Increase (decrease) in accounts payable	170	(1,144)	652
Increase (decrease) in accrued taxes	1,883	835	(2,242)
Increase (decrease) in self-insurance reserves	2,676	(206)	(383)
(Decrease) increase in deferred revenue and other current liabilities	(1,345)	14,170	7,653
Increase (decrease) in other liabilities	3,897	(5,897)	2,391
Net cash from operating activities	285,933	218,177	182,115
CASH FLOWS FOR INVESTING ACTIVITIES
Sale of other assets	16,058	—	—
Capital expenditures	(96,232)	(90,190)	(71,706)
Net cash for investing activities	(80,174)	(90,190)	(71,706)
CASH FLOWS FOR FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit loans - previous credit agreement	—	—	(86,300)
Net (payments) borrowings on revolving credit loans - existing credit agreement	—	(23,200)	23,200
Term debt borrowings	—	22,938	1,175,000
Note borrowings	—	—	399,383
Derivative settlement	(50,450)	—	—
Term debt payments, including early termination penalties	(25,000)	(23,900)	(1,566,890)
Distributions paid to partners	(88,813)	(55,347)	(13,834)
Payment of debt issuance costs	—	(21,214)	(43,264)
Exercise of limited partnership unit options	76	5	7
Excess tax benefit from unit-based compensation expense	1,208	—	—
Net cash for financing activities	(162,979)	(100,718)	(112,698)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	526	(1,510)	126
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	43,306	25,759	(2,163)
Balance, beginning of year	35,524	9,765	11,928
Balance, end of year	$78,830	$35,524	$9,765
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$101,883	$153,326	$129,815
Interest capitalized	1,322	1,835	1,343
Cash payments for income taxes, net of refunds	1,783	6,135	19,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2012	2011	2010

Limited Partnership Units Outstanding	(As restated)	(As restated)
Beginning balance	55,346	55,334	55,234
Limited partnership unit options exercised	16	—	42
Issuance of limited partnership units as compensation	256	12	58
	55,618	55,346	55,334
Limited Partners’ Equity
Beginning balance	$160,068	$150,047	$195,831
Net income (loss)	101,856	65,295	(33,052)
Partnership distribution declared (2012 - $1.60; 2011 - $1.00; 2010 - $0.25)	(88,813)	(55,347)	(13,834)
Income recognized for limited partnership unit options	345	(239)	(89)
Limited partnership unit options exercised	76	5	7
Tax effect of units involved in option exercises and treasury unit transactions	1,208	127	545
Issuance of limited partnership units as compensation	2,920	180	639
	177,660	160,068	150,047
General Partner’s Equity
Beginning balance	—	(1)	(1)
Partnership distribution declared	—	—	—
Net income	1	1	—
	1	—	(1)
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(3,120)	(4,053)	2,422
Current year activity, net of tax (($213) in 2012, $245 in 2011, ($2,952) in 2010)	369	933	(6,475)
	(2,751)	(3,120)	(4,053)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,888)	(29,655)	(89,703)
Current year activity, net of tax (($210) in 2012, $5,508 in 2011, ($5,825) in 2010)	139	3,767	60,048
	(25,749)	(25,888)	(29,655)
	(28,500)	(29,008)	(33,708)
Total Partners’ Equity	$154,451	$136,350	$121,628

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Restatement of Consolidated Financial Statements:

We have made one correction to the 2010 financial statements, two separate corrections to the 2011 financial statements and one correction to the 2012 financial statements relating to our use of the composite depreciation method.

•
The first correction to the 2011 and 2010 financial statements - which was reflected in our Original 2012 Form 10-K - related to a misapplication of the composite depreciation method. Upon the normal retirement of an asset within a composite group, our practice generally had been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements in 2012, management determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation). These adjustments are shown in the tables below under the heading “immaterial correction.” We titled such amount immaterial because we had originally evaluated the amount and nature of these adjustments and concluded that they were not material to either our prior annual or quarterly financial statements.

•
The second correction, which impacts the 2011 and 2012 financial statements - reflects a determination subsequent to our Original 2012 Form 10-K filing that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with responding to an open SEC comment letter. We ultimately concluded that such disposition was unusual and that a $8.8 million charge should be reflected in the 2011 financial statements. The financial statements are being restated herein to make this correction (and the related adjustments are shown in the table below under the heading "Restatement.")

The tables below reflect the impact on the financial statements of all of the above described corrections. The "As originally filed" amounts in the 2011 and 2010 columns represent amounts as filed in the Partnership's Original 2011 Form 10-K filed on February 29, 2012. The "As originally filed" amounts in the 2012 columns represent amounts as filed in the Partnership's Original 2012 Form 10-K filed on February 25, 2013. The "As restated with immaterial correction" amounts in the 2011 and 2010 columns represent amounts as filed in the Partnership's Original 2012 Form 10-K filed on February 25, 2013.

Balance Sheets
(In thousands)	12/31/2012	12/31/2011
Accumulated depreciation
As originally filed	$(1,154,456)	$(1,044,589)
Immaterial correction	—	(18,599)
As restated with immaterial correction	(1,154,456)	(1,063,188)
Restatement	(7,757)	(8,790)
As restated	$(1,162,213)	$(1,071,978)
Total assets
As originally filed	$2,027,622	$2,074,557
Immaterial correction	—	(18,599)
As restated with immaterial correction	2,027,622	2,055,958
Restatement	(7,757)	(8,790)
As restated	$2,019,865	$2,047,168
Deferred Tax Liability
As originally filed	$156,740	$135,446
Immaterial correction	—	(1,679)
As restated with immaterial correction	156,740	133,767
Restatement	(2,948)	(3,340)
As restated	$153,792	$130,427
Limited Partners' Equity
As originally filed	$182,469	$182,438
Immaterial correction	—	(16,920)
As restated with immaterial correction	182,469	165,518
Restatement	(4,809)	(5,450)
As restated	$177,660	$160,068

Statements of Operations and Comprehensive Income
For the years ended December 31,	2012	2011	2010
(In thousands, except per unit amounts)

Depreciation and amortization
As originally filed	$127,339	$123,805	$126,796
Immaterial correction	—	2,032	2,060
As restated with immaterial correction	127,339	125,837	128,856
Restatement	(1,033)	—	—
As restated	$126,306	$125,837	$128,856
Loss on impairment / retirement of fixed assets, net
As originally filed	$30,336	$2,565	$62,752
Immaterial correction	—	—	—
As restated with immaterial correction	30,336	2,565	62,752
Restatement	—	8,790	—
As restated	$30,336	$11,355	$62,752
Income (loss) before tax
As originally filed	$132,581	$83,995	$(28,322)
Immaterial correction	—	(2,032)	(2,060)
As restated with immaterial correction	132,581	81,963	(30,382)
Restatement	1,033	(8,790)	—
As restated	$133,614	$73,173	$(30,382)
Provision (benefit) for taxes
As originally filed	$31,365	$11,837	$3,245
Immaterial correction	—	(620)	(575)
As restated with immaterial correction	31,365	11,217	2,670
Restatement	392	(3,340)	—
As restated	$31,757	$7,877	$2,670
Net income (loss)
As originally filed	$101,216	$72,158	$(31,567)
Immaterial correction	—	(1,412)	(1,485)
As restated with immaterial correction	101,216	70,746	(33,052)
Restatement	641	(5,450)	—
As restated	$101,857	$65,296	$(33,052)
Basic earnings per limited partner unit:
As originally filed	$1.82	$1.30	$(0.57)
Immaterial correction	—	(0.02)	(0.03)
As restated with immaterial correction	1.82	1.28	(0.60)
Restatement	0.01	(0.10)	—
As restated	$1.83	$1.18	$(0.60)
Diluted earnings per limited partner unit:
As originally filed	$1.81	$1.29	$(0.57)
Immaterial correction	—	(0.02)	(0.03)
As restated with immaterial correction	1.81	1.27	(0.60)
Restatement	0.01	(0.10)	—
As restated	$1.82	$1.17	$(0.60)

(2) Partnership Organization:

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

(3) Summary of Significant Accounting Policies:

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The composite method is used for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition. The unit method is used for all individual assets purchased. Depreciation expense totaled $126.3 million in 2012, $125.8 million in 2011, and $128.9 million in 2010. As a result of the retirements and impairments of fixed assets at our parks in 2012, a total of $30.3 million was charged to earnings and was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statements of operations. This amount includes a $25.0 million charge for the impairment of assets at Wildwater Kingdom as discussed in Note 4. As a result of the sale of two non-core assets, $6.6 million was recorded in "Gain on sale of other assets" on the consolidated statement of operations and comprehensive income.

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

As a result of the unusual retirement of a ride from a composite group at one of the parks in 2011, $8.8 million of net book value has been recorded in Loss on impairment/retirement of fixed assets, net.

The weighted average useful lives combining both methods are approximately:

Land improvements	21 years
Buildings	25 years
Rides	18 years
Equipment	9 years

The Partnership has determined that it is preferable to change from the composite method of depreciation to the unit method of depreciation with the change being effective January 1, 2013. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. This prospective application will result in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis. Once under the unit method of depreciation, all gains or losses on prospective asset retirements will be reflected in earnings rather than any such items accounted for as adjustments to accumulated depreciation, which is the case for normal retirements under the composite method of depreciation. The Partnership does not believe such a change will have a material effect on the consolidated financial position or cash flows in future periods, but it is possible that future asset retirements could have a material impact on earnings in the periods such items occur.

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill no longer be amortized, but instead be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. As discussed in Note 5, during 2010 the Partnership changed the testing date for its annual goodwill impairment tests from April 1 and October 1 to December 31 each year. The Partnership performed its annual goodwill impairment tests as of December 31, 2012 and concluded there was no impairment of the carrying value of the goodwill.

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

The Partnership's corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership's total provision for taxes includes PTP taxes owed (see Note 10).

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used are as follows:

	2012	2011	2010
(In thousands except per unit amounts)	(As restated)	(As restated)
Basic weighted average units outstanding	55,518	55,345	55,316
Effect of dilutive units:
Unit options (Note 8)	43	—	—
Phantom units (Note 8)	334	541	—
Diluted weighted average units outstanding	55,895	55,886	55,316
Net income (loss) per unit - basic	$1.83	$1.18	$(0.60)
Net income (loss) per unit - diluted	$1.82	$1.17	$(0.60)

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

(4) Long-Lived Assets:

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

(5) Goodwill and Other Intangible Assets:

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

(6) Long-Term Debt:

Long-term debt at December 31, 2012 and 2011:

(In thousands)	2012	2011

Revolving credit facility (due 2015)	$—	$—
Term debt (1)
February 2011 Amended U.S. term loan averaging 4.0% at 2011 (due 2011-2017)	1,131,100	1,156,100
Notes
July 2010 U.S. fixed rate note at 9.125% (due 2018)	401,080	400,279
	1,532,180	1,556,379
Less: current portion	—	15,921
	$1,532,180	$1,540,458

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 7).

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

The fair value of the notes at December 31, 2012, was approximately $353.8 million based on public trading levels as of that date. The fair value of the notes at December 31, 2011, was approximately $368.1 million, based on public trading levels as of that date.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.
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

(7) Derivative Financial Instruments:

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

(8) Partners' Equity:

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

(9) Retirement Plans:

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

(10) Income and Partnership Taxes:

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

The Partnership's 2012 tax provision totals $31.8 million, which consists of an $8.7 million provision for the PTP tax and a $23.0 million provision for income taxes. This compares to the Partnership's 2011 tax provision of $7.9 million, which consisted of a $8.3 million provision for the PTP tax and a $0.4 million benefit for income taxes, and the 2010 tax provision of $2.7 million which consisted of a $7.9 million provision for the PTP tax and a $5.2 million benefit for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

(In thousands)	2012	2011	2010

Domestic	$113,132	$93,926	$(31,015)
Foreign	20,482	(20,753)	633
	$133,614	$73,173	$(30,382)

The provision (benefit) for income taxes is comprised of the following:

(In thousands)	2012	2011	2010

Income taxes:
Current federal	$(1,081)	$399	$1,174
Current state and local	743	894	1,748
Current foreign	(4,152)	(2,381)	6,493
Total current	(4,490)	(1,088)	9,415
Deferred federal, state and local	9,237	1,866	(8,883)
Deferred foreign	18,265	(1,189)	(5,781)
Total deferred	27,502	677	(14,664)
	$23,012	$(411)	$(5,249)

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2012	2011	2010

Income tax provision (benefit) based on the U.S. federal statutory tax rate	$46,765	$25,611	$(10,634)
Partnership loss (income) not deductible (includible) from (in) corporate income	(21,273)	(16,188)	4,115
State and local taxes, net of federal income tax benefit	3,486	1,674	(930)
Valuation allowance	(6,030)	(10,460)	4,425
Tax credits	(2,100)	(1,791)	(2,706)
Nondeductible expenses and other	2,164	743	481
	$23,012	$(411)	$(5,249)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011

Deferred tax assets:
Options and deferred compensation	$7,741	$10,236
Accrued expenses	4,519	3,841
Foreign tax credits	31,162	40,439
Tax attribute carryforwards	10,948	20,209
Derivatives	10,661	6,808
Intangibles	—	508
Other	4,126	1,789
Deferred tax assets	69,157	83,830
Valuation allowance	(11,253)	(17,283)
Net deferred tax assets	57,904	66,547
Deferred tax liabilities:
Property	(190,976)	(181,629)
Intangibles	(3,864)	—
Foreign currency translation	(8,672)	(5,000)
Deferred tax liabilities	(203,512)	(186,629)
Net deferred tax liability	$(145,608)	$(120,082)

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

The net current and non-current components of deferred taxes recognized as of December 31, 2012 and 2011 in the consolidated balance sheets are as follows:

(In thousands)	2012	2011

Net current deferred tax asset	$8,184	$10,345
Net non-current deferred tax liability	(153,792)	(130,427)
Net deferred tax liability	$(145,608)	$(120,082)

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

(11) Operating Lease Commitments and Contingencies:

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

(12) Fair Value Measurements:

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

(13) Termination of Agreement with Private Equity Firm:

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

(14) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 9.125% notes (see Note 6). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

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

The following schedules have been adjusted to reflect the restatement and immaterial correction discussed in Note 1.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$444	$50,173	$3,213	$—	$78,830
Receivables	4	101,093	71,099	498,555	(652,559)	18,192
Inventories	—	1,724	2,352	23,764	—	27,840
Current deferred tax asset	—	3,705	816	3,663	—	8,184
Other current assets	563	17,858	530	5,490	(16,381)	8,060
	25,567	124,824	124,970	534,685	(668,940)	141,106
Property and Equipment, net	439,506	1,013	268,157	835,596	—	1,544,272
Investment in Park	485,136	772,183	115,401	53,790	(1,426,510)	—
Goodwill	9,061	—	125,942	111,218	—	246,221
Other Intangibles, net	—	—	17,835	22,817	—	40,652
Deferred Tax Asset	—	36,443	—	90	(36,533)	—
Intercompany Receivable	877,612	1,070,125	1,116,623	—	(3,064,360)	—
Other Assets	22,048	14,832	8,419	2,315	—	47,614
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$147,264	$213,279	$16,101	$286,649	$(652,559)	$10,734
Deferred revenue	—	—	4,996	34,489	—	39,485
Accrued interest	98	64	15,350	—	—	15,512
Accrued taxes	4,518	—	6,239	23,437	(16,381)	17,813
Accrued salaries, wages and benefits	—	17,932	1,214	5,690	—	24,836
Self-insurance reserves	—	5,528	1,754	16,624	—	23,906
Other accrued liabilities	1,110	2,502	140	2,164	—	5,916
	152,990	239,305	45,794	369,053	(668,940)	138,202
Deferred Tax Liability	—	—	63,460	126,865	(36,533)	153,792
Derivative Liability	19,309	12,951	—	—	—	32,260
Other Liabilities	—	5,480	—	3,500	—	8,980
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	401,080	401,080	401,080	—	(802,160)	401,080
	1,532,180	1,532,180	1,532,180	—	(3,064,360)	1,532,180

Equity	154,451	229,504	135,913	1,061,093	(1,426,510)	154,451
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$512	$31,540	$3,472	$—	$35,524
Receivables	—	62,408	69,285	412,095	(536,177)	7,611
Inventories	—	1,547	2,703	28,819	—	33,069
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Other current assets	508	13,461	1,027	7,822	(10,852)	11,966
	508	84,167	105,327	455,542	(547,029)	98,515
Property and Equipment, net	455,579	1,044	266,111	887,968	—	1,610,702
Investment in Park	513,369	655,801	114,810	36,906	(1,320,886)	—
Intercompany Note Receivable	—	93,845	—	—	(93,845)	—
Goodwill	9,061	—	123,210	111,219	—	243,490
Other Intangibles, net	—	—	17,448	22,825	—	40,273
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	887,344	1,084,112	1,141,302	—	(3,112,758)	—
Other Assets	27,641	16,158	9,353	1,036	—	54,188
	$1,893,502	$1,982,773	$1,777,561	$1,515,496	$(5,122,164)	$2,047,168
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	175,968	144,868	25,631	202,566	(536,177)	12,856
Deferred revenue	—	—	2,891	26,703	—	29,594
Accrued interest	198	131	15,433	—	—	15,762
Accrued taxes	3,909	—	7,374	15,577	(10,852)	16,008
Accrued salaries, wages and benefits	—	26,916	1,076	5,396	—	33,388
Self-insurance reserves	—	3,977	1,711	15,555	—	21,243
Current derivative liability	—	—	50,772	—	—	50,772
Other accrued liabilities	1,247	5,568	252	832	—	7,899
	197,243	197,381	121,061	266,629	(578,871)	203,443
Deferred Tax Liability	—	—	58,463	119,610	(47,646)	130,427
Derivative Liability	19,451	12,949	—	—	—	32,400
Other Liabilities	—	4,090	—	—	—	4,090
Intercompany Note Payable	—	—	—	93,845	(93,845)	—
Long-Term Debt:
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,279	400,279	400,279	—	(800,558)	400,279
	1,540,458	1,540,458	1,540,458	—	(3,080,916)	1,540,458

Equity	136,350	227,895	57,579	1,035,412	(1,320,886)	136,350
	$1,893,502	$1,982,773	$1,777,561	$1,515,496	$(5,122,164)	$2,047,168

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,715	$258,136	$140,418	$927,668	$(403,483)	$1,068,454
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,316	84,732	—	95,048
Operating expenses	5,380	176,356	47,863	625,287	(403,483)	451,403
Selling, general and administrative	6,495	86,615	11,135	34,066	—	138,311
Depreciation and amortization	37,660	40	18,199	70,407	—	126,306
Loss on impairment / retirement of fixed assets, net	25,997	—	6	4,333	—	30,336
Gain on sale of other assets	(862)	—	—	(5,763)	—	(6,625)
	74,670	263,011	87,519	813,062	(403,483)	834,779
Operating income (loss)	71,045	(4,875)	52,899	114,606	—	233,675
Interest expense, net	48,524	29,328	40,870	(8,171)	—	110,551
Net effect of swaps	(138)	121	(1,475)	—	—	(1,492)
Unrealized / realized foreign currency gain	—	—	(8,998)	—	—	(8,998)
Other (income) expense	749	(9,507)	2,020	6,738	—	—
(Income) loss from investment in affiliates	(90,022)	(66,150)	(14,597)	(31,759)	202,528	—
Income (loss) before taxes	111,932	41,333	35,079	147,798	(202,528)	133,614
Provision (benefit) for taxes	10,075	(9,856)	3,413	28,125	—	31,757
Net income	$101,857	$51,189	$31,666	$119,673	$(202,528)	$101,857
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	369	—	369	—	(369)	369
Unrealized income on cash flow hedging derivatives	139	114	21	—	(135)	139
Other comprehensive income, (net of tax)	508	114	390	—	(504)	508
Total Comprehensive Income	$102,365	$51,303	$32,056	$119,673	$(203,032)	$102,365

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2011 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$141,149	$251,064	$126,972	$901,120	$(391,833)	$1,028,472
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,932	82,125	—	92,057
Operating expenses	5,491	165,409	45,765	606,019	(391,833)	430,851
Selling, general and administrative	10,073	84,270	11,314	34,769	—	140,426
Depreciation and amortization	37,283	47	17,325	71,182	—	125,837
Loss on impairment / retirement of fixed assets, net	990	—	(61)	10,426	—	11,355
	53,837	249,726	84,275	804,521	(391,833)	800,526
Operating income	87,312	1,338	42,697	96,599	—	227,946
Interest expense, net	84,391	15,030	52,814	4,793	—	157,028
Net effect of swaps	(12,214)	718	(1,623)	—	—	(13,119)
Unrealized / realized foreign currency loss	—	—	9,909	—	—	9,909
Other (income) expense	1,705	(7,798)	2,349	4,699	—	955
(Income) loss from investment in affiliates	(60,251)	(11,912)	(6,945)	15,573	63,535	—
Income (loss) before taxes	73,681	5,300	(13,807)	71,534	(63,535)	73,173
Provision (benefit) for taxes	8,385	(23,000)	2,970	19,522	—	7,877
Net income (loss)	$65,296	$28,300	$(16,777)	$52,012	$(63,535)	$65,296
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	933	—	933	—	(933)	933
Unrealized income (loss) on cash flow hedging derivatives	3,767	(9,499)	291	—	9,208	3,767
Other comprehensive income (loss), (net of tax)	4,700	(9,499)	1,224	—	8,275	4,700
Total Comprehensive Income	$69,996	$18,801	$(15,553)	$52,012	$(55,260)	$69,996

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$130,043	$30,996	$21,256	$143,489	$(39,851)	$285,933
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	30,855	(56,099)	2,172	(16,779)	39,851	—
Sale of other assets	1,173	—	—	14,885	—	16,058
Capital expenditures	(33,664)	(8)	(14,551)	(48,009)	—	(96,232)
Net cash for investing activities	(1,636)	(56,107)	(12,379)	(49,903)	39,851	(80,174)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments, including early termination penalties	(14,468)	(10,212)	(320)	—	—	(25,000)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Intercompany (payments) receipts	—	93,845	—	(93,845)	—	—
Distributions (paid) received	(88,939)	126	—	—	—	(88,813)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	76	—	—	—	76
Excess tax benefit from unit-based compensation expense	—	1,208	—	—	—	1,208
Net cash from (for) financing activities	(103,407)	25,043	9,230	(93,845)	—	(162,979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	526	—	—	526
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	25,000	(68)	18,633	(259)	—	43,306
Balance, beginning of year	—	512	31,540	3,472	—	35,524
Balance, end of year	$25,000	$444	$50,173	$3,213	$—	$78,830

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$141,935	$(155,251)	$47,935	$183,753	$(195)	$218,177
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(8,954)	(13,523)	(1,414)	23,696	195	—
Capital expenditures	(41,851)	—	(19,344)	(28,995)	—	(90,190)
Net cash from (for) investing activities	(50,805)	(13,523)	(20,758)	(5,299)	195	(90,190)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net payments on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,357	335	—	—	22,938
Intercompany term debt (payments) receipts	—	176,343	—	(176,343)	—	—
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Distributions (paid) received	(55,562)	215	—	—	—	(55,347)
Payment of debt issuance costs	(11,783)	(8,332)	(1,099)	—	—	(21,214)
Exercise of limited partnership unit options	—	5	—	—	—	5
Net cash from (for) financing activities	(91,130)	167,825	(1,070)	(176,343)	—	(100,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,510)	—	—	(1,510)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(949)	24,597	2,111	—	25,759
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$—	$512	$31,540	$3,472	$—	$35,524

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by our annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statements in this Amendment as described in the introductory Explanatory Note and Note 1 to the consolidated financial statements, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weakness identified in our internal control over financial reporting that is described below.

In its 2012 Form 10-K, the Partnership announced plans to move off the composite depreciation method of accounting beginning in 2013. In the process of changing accounting methods and responding to an open SEC comment letter, the Partnership determined that its accounting treatment under the composite depreciation method for the retirement of a ride at one of its parks in 2011 was in error. In particular, the discrete charge related to that retirement (totaling $8.8 million on a pre-tax basis) should have been recorded to the income statement in 2011 rather than being deferred and recorded in the composite pool as was disclosed in the 2011 Form 10-K as originally filed. The original determination was that the asset retirement was normal, and thereby under the composite method of depreciation resulted in $8.8 million (net book value after salvage) being recorded in Accumulated Depreciation in the Partnership's 2011 Annual Report on Form 10-K. The amount remaining in Accumulated Depreciation in the Partnership's 2012 Annual Report on Form 10-K was $7.8 million. The correction of this error results in adjustments to the financial statements that will decrease pre-tax earnings in 2011 by $8.8 million and increase pre-tax earnings in 2012 by $1.0 million. The adjustments will have no impact on results of operations or balance sheet for 2010.

Management's Report on Internal Control over Financial Reporting (as revised)

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the The Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and the board of directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

In connection with the Original 2012 Form 10-K filing, the Partnership's management included Management's Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that the Partnership's internal control over financial reporting was effective as of December 31, 2012. Subsequent to the filing of the Original 2012 Form 10-K and in connection with the restatement discussed in this Amendment, management reevaluated the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012 using the framework established in "Internal Control-integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the material weakness described below, that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2012.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in connection with its re-evaluation of internal control over financial reporting; management identified that the Partnership had failed to properly consider the following when it documented its policy for determining whether an asset retirement in a composite pool was normal or unusual:

•	Was the asset's net book value substantial

•	Did the retirement cause a deviation from the estimated composite depreciation survivor curve

After consideration of the above criteria, the Partnership identified one asset retirement that should have been treated as unusual in the Original 2012 Form 10-K filing.

Remediation of this material weakness in internal control over financial reporting was accomplished through the conversion of all composite assets to the unit method of depreciation as of January 1, 2013. The conversion to the unit method eliminates the concept of normal vs. unusual as any and all asset retirements with a remaining net book value will be reflected in the Consolidated Statements of Operations and Comprehensive Income.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included herein, has issued an attestation report on the Partnership's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
A Partnership's internal control over financial reporting is a process designed by, or under the supervision of, the Partnership's principal executive and principal financial officers, or persons performing similar functions, and effected by the Partnership's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.
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
In our report dated February 25, 2013, we expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement described in Note 1 to the consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Partnership's internal control over financial reporting and our present opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

•	Management identified that the Partnership had failed to consider the following when it documented its policy for determining whether an asset retirement in a composite pool was normal or unusual:

◦	Was the asset's net book value substantial

◦	Did the retirement cause a deviation from the estimated composite depreciation survivor curve
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Partnership as of and for the year ended December 31, 2012, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objective of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Partnership and our report dated February 25, 2013 (May 10, 2013 as to the effects of the restatement discussed in Note 1 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 25, 2013 (May 10, 2013 as to the effects of the material weakness described in Management's Report on Internal Control over Financial Reporting (as revised)

PART IV

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

A. 3. Exhibits

The exhibits listed below are filed with this Form 10-K/A (i) to supersede and replace Exhibits 23, 31.1, 31.2, 32 and 101 to the Original 2012 Form 10-K, and (ii) to supplement the other exhibits listed in the Exhibit Index to the Original 2012 Form 10-K.

Exhibit Number	Description

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CEDAR FAIR, L.P.
(Registrant)

DATED:     May 10, 2013        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	May 10, 2013
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	May 10, 2013
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	May 10, 2013
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	May 10, 2013
Eric L. Affeldt

/S/	Gina D. France	Director	May 10, 2013
Gina D. France

/S/	Daniel J. Hanrahan	Director	May 10, 2013
Daniel J. Hanrahan

/S/	Richard L. Kinzel	Director	May 10, 2013
Richard L. Kinzel

/S/	Tom Klein	Director	May 10, 2013
Tom Klein

/S/	Debra Smithart-Oglesby	Director	May 10, 2013
Debra Smithart-Oglesby

/S/	John M. Scott III	Director	May 10, 2013
John M. Scott III

/S/	Lauri M. Shanahan	Director	May 10, 2013
Lauri M. Shanahan

The exhibits listed below are filed with this Form 10-K/A (i) to supersede and replace Exhibits 23, 31.1,31.2, 32 and 101 to the Original 2012 Form 10-K, and (ii) to supplement the other exhibits listed in the Exhibit Index to the Original 2012 Form 10-K.
EXHIBIT INDEX

23	Consent of Independent Registered Public Accounting Firm	59
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	60
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	62
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