Form 10-Q
period 2013-03-31
CEDAR FAIR L P
filed 2013-05-10
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of May 1, 2013
Units Representing Limited Partner Interests	55,519,784

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/31/2013	12/31/2012	3/25/2012
ASSETS			(As restated)
Current Assets:
Cash and cash equivalents	$10,038	$78,830	$7,319
Receivables	13,342	18,192	6,693
Inventories	39,063	27,840	44,486
Current deferred tax asset	36,022	8,184	15,120
Income tax refundable	—	—	9,013
Prepaid advertising	16,396	1,086	11,139
Other current assets	11,319	6,974	10,258
	126,180	141,106	104,028
Property and Equipment:
Land	301,469	303,348	314,133
Land improvements	338,777	339,081	334,087
Buildings	587,603	584,854	580,121
Rides and equipment	1,446,904	1,450,231	1,423,360
Construction in progress	63,509	28,971	62,951
	2,738,262	2,706,485	2,714,652
Less accumulated depreciation	(1,167,410)	(1,162,213)	(1,073,784)
	1,570,852	1,544,272	1,640,868
Goodwill	243,653	246,221	245,808
Other Intangibles, net	40,323	40,652	40,607
Other Assets	34,648	47,614	54,193
	$2,015,656	$2,019,865	$2,085,504
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$—	$15,921
Accounts payable	37,443	10,734	28,212
Deferred revenue	66,184	39,485	50,754
Accrued interest	8,339	15,512	10,314
Accrued taxes	9,000	17,813	8,820
Accrued salaries, wages and benefits	20,182	24,836	33,562
Self-insurance reserves	23,557	23,906	21,754
Other accrued liabilities	7,867	5,916	6,104
	178,872	138,202	175,441
Deferred Tax Liability	154,587	153,792	130,727
Derivative Liability	31,031	32,260	32,280
Other Liabilities	7,685	8,980	2,235
Long-Term Debt:
Revolving credit loans	96,000	—	155,004
Term debt	623,700	1,131,100	1,140,179
Notes	901,255	401,080	400,373
	1,620,955	1,532,180	1,695,556
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	1	(1)
Limited partners, 55,712, 55,618 and 55,424 units outstanding at March 31, 2013, December 31, 2012 and March 25, 2012, respectively	36,550	177,660	73,814
Accumulated other comprehensive loss	(19,314)	(28,500)	(29,838)
	22,526	154,451	49,265
	$2,015,656	$2,019,865	$2,085,504

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
Net revenues:		(As restated)		(As restated)
Admissions	$20,023	$11,670	$620,422	$597,100
Food, merchandise and games	16,692	12,532	346,374	350,186
Accommodations and other	5,084	3,996	115,259	82,515
	41,799	28,198	1,082,055	1,029,801
Costs and expenses:
Cost of food, merchandise and games revenues	5,037	4,087	95,998	92,032
Operating expenses	76,657	71,285	456,775	437,008
Selling, general and administrative	21,039	17,984	141,366	137,495
Depreciation and amortization	4,786	4,079	127,013	125,892
(Gain) on sale of other assets	—	—	(6,625)	—
Loss on impairment / retirement of fixed assets, net	600	92	30,844	11,251
	108,119	97,527	845,371	803,678
Operating income (loss)	(66,320)	(69,329)	236,684	226,123
Interest expense	25,763	26,803	109,579	142,876
Net effect of swaps	9,211	(970)	8,689	(15,976)
Loss on early debt extinguishment	34,573	—	34,573	—
Unrealized/realized foreign currency (gain) loss	8,958	(8,192)	8,152	8,605
Other (income) expense	(40)	(16)	(92)	(126)
Income (loss) before taxes	(144,785)	(86,954)	75,783	90,744
Provision (benefit) for taxes	(35,659)	(21,539)	17,638	5,937
Net income (loss)	(109,126)	(65,415)	58,145	84,807
Net income (loss) allocated to general partner	(1)	(1)	1	1
Net income (loss) allocated to limited partners	$(109,125)	$(65,414)	$58,144	$84,806

Net income (loss)	$(109,126)	$(65,415)	$58,145	$84,807
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	301	(1,169)	1,839	1,050
Unrealized income (loss) on cash flow hedging derivatives	8,885	339	8,685	(7,958)
Other comprehensive income (loss), (net of tax)	9,186	(830)	10,524	(6,908)
Total comprehensive income (loss)	$(99,940)	$(66,245)	$68,669	$77,899
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,854	55,378	55,694	55,353
Net income (loss) per limited partner unit	$(1.95)	$(1.18)	$1.04	$1.53
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,854	55,378	56,056	55,847
Net income (loss) per limited partner unit	$(1.95)	$(1.18)	$1.04	$1.52
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands)

Three months ended
3/31/13
Limited Partnership Units Outstanding
Beginning balance	55,618
Limited partnership unit options exercised	1
Issuance of limited partnership units as compensation	93
55,712
Limited Partners’ Equity
Beginning balance	$177,660
Net loss	(109,125)
Partnership distribution declared ($0.625 per limited partnership unit)	(34,820)
Expense recognized for limited partnership unit options	235
Limited partnership unit options exercised	28
Tax effect of units involved in option exercises and treasury unit transactions	(127)
Issuance of limited partnership units as compensation	2,699
36,550
General Partner’s Equity
Beginning balance	1
Net loss	(1)
—
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(2,751)
Current period activity, net of tax ($175)	301
(2,450)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,749)
Current period activity, net of tax ($1,554)	8,885
(16,864)
(19,314)
Total Partners’ Equity	$22,526

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Twelve months ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES		(As restated)		(As restated)
Net income (loss)	$(109,126)	(65,415)	$58,145	$84,807
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	4,786	4,079	127,013	125,892
Loss on early debt extinguishment	34,573	—	34,573	—
Loss on impairment / retirement of fixed assets, net	600	92	30,844	11,251
Gain on sale of other assets	—	—	(6,625)	—
Net effect of swaps	9,211	(970)	8,689	(15,976)
Non-cash (income) expense	13,867	(3,109)	22,127	25,240
Net change in working capital	7,057	(12,228)	18,152	(9,337)
Net change in other assets/liabilities	(29,635)	(4,381)	5,029	(1,348)
Net cash from (for) operating activities	(68,667)	(81,932)	297,947	220,529
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	—	—	16,058	—
Capital expenditures	(35,829)	(27,468)	(103,262)	(97,355)
Net cash for investing activities	(35,829)	(27,468)	(87,204)	(97,355)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	96,000	155,004	(59,004)	27,890
Term debt borrowings	630,000	—	630,000	—
Note borrowings	500,000	—	500,000	—
Derivative settlement	—	(50,450)	—	(50,450)
Term debt payments, including early termination penalties	(1,131,100)	—	(1,156,100)	(23,900)
Distributions paid to partners	(34,820)	(22,151)	(101,482)	(73,070)
Exercise of limited partnership unit options	28	48	57	53
Payment of debt issuance costs	(23,491)	—	(23,491)	(723)
Excess tax benefit from unit-based compensation expense	(127)	(437)	1,519	(437)
Net cash from (for) financing activities	36,490	82,014	(208,501)	(120,637)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(786)	(819)	477	(2,473)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(68,792)	(28,205)	2,719	64
Balance, beginning of period	78,830	35,524	7,319	7,255
Balance, end of period	$10,038	$7,319	$10,038	$7,319
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$31,291	$30,471	$102,703	$139,126
Interest capitalized	516	752	1,086	2,188
Cash payments for income taxes, net of refunds	1,952	138	3,597	6,207
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2013 AND MARCH 25, 2012
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 31, 2013 and March 25, 2012 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 31, 2013 include actual 2012 season operating results, they may not be indicative of 2013 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 31, 2013 and March 25, 2012 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2012, which were included in the Form 10-K/A filed on May 10, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K/A referred to above.
Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The unit method is used for all individual assets.
Change in Depreciation Method
Effective January 1, 2013, the Partnership changed its method of depreciation for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition from the composite method to the unit method.
Historically, the Partnership had used the composite depreciation method for land improvements, buildings, rides and equipment for the group of assets acquired as a whole in 1983, as well as for the group of like assets of each subsequent business acquisition. The unit method was only used for all individual assets purchased. Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the net book value of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.
In order to improve comparability and enhance the level of precision associated with allocating historical cost, the Partnership had determined that it was preferable to change from the composite method of depreciation to the unit method of depreciation for all assets. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. This prospective application resulted in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis. Assigning a useful life to each unit in the various composite pools had an insignificant effect on the weighted average useful lives of all assets that were previously accounted for under the composite method.
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended March 31, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement. We adopted this guidance during the first quarter of 2013 and it did not impact the Partnership's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. We adopted this guidance during the first quarter of 2013 and it did not impact the Partnership's consolidated financial statements. The Partnership has elected to present movements out of OCI via an additional disclosure in the notes to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

•	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors

•	Any additional amount the reporting entity expects to pay on behalf of its co-obligors

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as other information about those obligations.

The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. We do not anticipate this guidance having a material impact on the Partnership's consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for CTA upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity.” When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment (CTA) into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

Additionally, the amendments in this Update clarify that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the CTA adjustment should be released into net income upon the occurrence of those events.

The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. We do not anticipate this guidance having a material impact on the Partnership's consolidated financial statements.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, four separately gated outdoor water parks, one indoor water park and five hotels. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year.

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

At the end of the third quarter of 2012, the Partnership concluded based on 2012 operating results and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, the Partnership concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing its review of the updated market value of the land, the Partnership determined the land was impaired. The Partnership recognized a total of $25.0 million of fixed-asset impairment during the third quarter of 2012 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the condensed consolidated statement of operations.

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. The Partnership's annual testing date is December 31.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows an entity the option to first assess qualitatively whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The revised standard is effective for annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. We adopted this guidance during the third quarter of 2012 and it did not impact the Partnership's consolidated financial statements.
A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 31, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(2,568)	—	(2,568)
March 31, 2013	$323,521	$(79,868)	$243,653

At March 31, 2013, December 31, 2012, and March 25, 2012 the Partnership’s other intangible assets consisted of the following:

March 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,858	$—	$39,858
License / franchise agreements	834	369	465
Total other intangible assets	$40,692	$369	$40,323

December 31, 2012
(In thousands)
Other intangible assets:
Trade names	$40,222	$—	$40,222
License / franchise agreements	790	360	430
Total other intangible assets	$41,012	$360	$40,652

March 25, 2012
(In thousands)
Other intangible assets:
Trade names	$40,163	$—	$40,163
License / franchise agreements	775	331	444
Total other intangible assets	$40,938	$331	$40,607
Amortization expense of other intangible assets for the three months ended March 31, 2013 and March 25, 2012 was $9,000 and $9,000, respectively. The estimated amortization expense for the remainder of 2013 is $27,000. Estimated amortization expense is expected to total less than $50,000 in each year from 2013 through 2017.

(5) Long-Term Debt:

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount ("OID") to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement (the "2010 Credit Agreement”), which included a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility. The net proceeds from the offering of the notes, along with borrowings under the 2010 Credit Agreement, were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2010 Credit Agreement were collateralized by substantially all of the assets of the Partnership.

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

Terms of the 2010 Credit Agreement included a revolving credit facility of a combined $260 million. Under the 2010 Credit Agreement, the Canadian portion of the revolving credit facility had a limit of $15 million. U.S. denominated loans made under the revolving credit facility bore interest at a rate of LIBOR plus 400 basis points (bps) (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility bore interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which was scheduled to mature in July 2015, also provided for the issuance of documentary and standby letters of credit. The Amended 2010 Credit Agreement required the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

In February 2011, the Partnership amended the 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) and extended the maturity date of the term loan portion of the credit facilities by one year. The extended U.S. term loan was scheduled to mature in December 2017 and bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes, maturing in 2021, in a private placement, with no OID. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and bear interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Terms of the 2013 Credit Agreement include a revolving credit facility of a combined $255 million. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio is set at 6.25x consolidated total debt- (excluding the revolving debt) to-Consolidated EBITDA and will remain at that level through the end of the first quarter in 2014, and the ratio will decrease each second quarter beginning with the second quarter of 2014. As of March 31, 2013, the Partnership’s Consolidated Leverage Ratio was 3.89x, providing $148.2 million of consolidated EBITDA cushion on the ratio as of the end of the first quarter. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of March 31, 2013.

The 2013 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $60 million annually, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Per the terms of the indenture governing the Partnership's notes maturing in 2018, which is more restrictive than the indenture governing the Partnership's notes maturing in 2021, the ability to make restricted payments in 2013 and beyond is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.

The Partnership's $500 million of senior unsecured notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.25%.

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
In September 2010 the Partnership entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, the Partnership determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in accumulated other comprehensive income (AOCI) through the date of de-designation are being amortized through December 2015.
In March 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, were jointly designated as cash flow hedges, maturing in December 2015 and had fixed LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
In May 2011, the Partnership entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively converted another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fixed LIBOR at a weighted average rate of 2.54%.
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, and accordingly, the May 2011 swaps are now over hedged. On March 4, 2013, we entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps, and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The September 2010 swaps, the March 2011 swaps, and the March 2013 swaps were jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.331%. At the time of the de-designation, the fair market value of the September 2010 swaps, March 2011 swaps, and March 2013 swaps was $23.8 million, which will be amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations.
The fair market value of the September 2010 swaps, the March 2011 swaps, and the March 2013 swaps at March 31, 2013 was a liability of $23.4 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. The May 2011 swaps had a fair market value of $7.6 million as of March 31, 2013 and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
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
Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		March 31, 2013	December 31, 2012	March 25, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	(23,388)	(32,260)	(32,280)
Total derivatives designated as hedging instruments		$(23,388)	$(32,260)	$(32,280)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(7,643)	$—	$—
Total derivatives not designated as hedging instruments		$(7,643)	$—	$—
Net derivative liability		$(31,031)	$(32,260)	$(32,280)

The following table presents our September 2010 swaps, March 2011 swaps, May 2011 swaps, and March 2013 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	2.27%	50,000	2.54%
	75,000	2.30%	30,000	2.54%
	50,000	2.29%	70,000	2.54%
	150,000	2.43%	50,000	2.54%
	50,000	2.29%
	50,000	2.47%
	25,000	2.30%
Total $'s / Average Rate	$600,000	2.33%	$200,000	2.54%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended March 31, 2013 and March 25, 2012:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	3/31/13	3/25/12		3/31/13	3/25/12		3/31/13	3/25/12
Interest rate swaps	$2,266	$120	Interest Expense	$(2,797)	$(2,793)	Net effect of swaps	$435	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		3/31/13	3/25/12
Cross-currency swaps (1)	Net effect of swaps	$—	$(4,999)
Foreign currency swaps	Net effect of swaps	—	6,278
Interest rate swaps (2)	Net effect of swaps	(1,471)	—
		$(1,471)	$1,279

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013.
During the quarter ended March 31, 2013, in addition to the $1.0 million loss recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $0.4 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a charge to earnings of $9.2 million recorded in “Net effect of swaps.”

For the three-month period ended March 25, 2012, in addition to the $1.3 million gain recognized in income on the ineffective portion of derivatives noted in the tables above, $0.5 million of expense representing the amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $1.0 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended March 31, 2013 and March 25, 2012:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	3/31/13	3/25/12		3/31/13	3/25/12		3/31/13	3/25/12
Interest rate swaps	$2,286	$(36,088)	Interest Expense	$(12,031)	$(5,816)	Net effect of swaps	$435	$33,493

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		3/31/13	3/25/12
Cross-currency swaps (1)	Net effect of swaps	—	12,911
Foreign currency swaps	Net effect of swaps	—	(7,387)
Interest rate swaps (2)	Net effect of swaps	$(1,471)	$—
		$(1,471)	$5,524

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013.
In addition to the $1.0 million of loss recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $192 thousand of income representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended March 31, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in expense for the trailing twelve month period of $8.7 million recorded in “Net effect of swaps.”

For the twelve month period ending March 25, 2012, in addition to the $39.0 million of gain recognized in income on the ineffective portion of derivatives noted in the tables above, $22.7 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.3 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended March 25, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $16.0 million recorded in “Net effect of swaps.”
The amounts reclassified from AOCI into income for the periods noted above are primarily the result of the Partnership’s initial three-year requirement to swap at least 75% of its aggregate term debt to fixed rates under the terms of the Amended 2010 Credit Agreement.

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

The table below presents the balances of assets and liabilities measured at fair value as of March 31, 2013, December 31, 2012, and March 25, 2012 on a recurring basis:

	Total	Level 1	Level 2	Level 3
March 31, 2013
(In thousands)
Interest rate swap agreements (1)	$(23,388)	$—	$(23,388)	$—
Interest rate swap agreements (2)	(7,643)	—	(7,643)	—
Net derivative liability	$(31,031)	$—	$(31,031)	$—

December 31, 2012
Interest rate swap agreements (1)	$(32,260)	$—	$(32,260)	$—
Net derivative liability	$(32,260)	$—	$(32,260)	$—

March 25, 2012
Interest rate swap agreements (1)	$(32,280)	$—	$(32,280)	$—
Net derivative liability	$(32,280)	$—	$(32,280)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.9 million as of March 31, 2013.
There were no assets measured at fair value on a non-recurring basis at March 31, 2013 or March 25, 2012, except for as described below.
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
The fair value of term debt at March 31, 2013 was approximately $637.1 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at March 31, 2013 was approximately $950.1 million based on public trading levels as of that date. The fair value of the term debt was based on Level 2 inputs and the notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,854	55,378	55,694	55,353
Effect of dilutive units:
Unit options and restricted unit awards	—	—	63	2
Phantom units	—	—	299	492
Diluted weighted average units outstanding	55,854	55,378	56,056	55,847
Net income (loss) per unit - basic	$(1.95)	$(1.18)	$1.04	$1.53
Net income (loss) per unit - diluted	$(1.95)	$(1.18)	$1.04	$1.52

The effect of unit options on the three and twelve months ended March 31, 2013, had they not been out of the money or antidilutive, would have been zero and 16,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three and twelve months ended March 25, 2012, had they not been out of the money or antidilutive, would have been 2,000, and 47,000 units, respectively.

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
As of the first quarter of 2013 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Restatement:

We have made two separate corrections relating to our use of the composite depreciation method.

•
The first correction, which impacts the Balance Sheet at March 25, 2012 and the Statement of Operations and Other Comprehensive Income for the 3 and 12 month periods ended March 25, 2012, related to a misapplication of the composite depreciation method. Upon the normal retirement of an asset within a composite group, our practice generally had been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements in 2012, management determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation).

•
The second correction, which impacts the Balance Sheet at March 25, 2012 and the Statement of Operations and Other Comprehensive Income for the 12 month period ended March 25, 2012, reflects a subsequent determination that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with responding to an open SEC comment letter. We ultimately concluded that such disposition was unusual and that a $8.8 million charge should be reflected in the 2011 financial statements.

The tables below reflect the impact on the financial statements of the corrections as described above. The "As originally filed" amounts represent amounts as filed in the Partnership's 1st quarter 2012 Form 10-Q . The "As restated" amounts in all columns represent amounts after restatement for the first correction which was disclosed in the Partnership's 2nd quarter Form 10-Q and the second correction which was disclosed in the Partnership's 2012 Annual Report on Form 10-K/A filed on May 10, 2013.

Balance Sheet
(In thousands)	3/25/2012
Accumulated depreciation
As originally filed	$(1,046,162)
Corrections	(27,622)
As restated	$(1,073,784)
Total assets
As originally filed	$2,113,126
Corrections	(27,622)
As restated	$2,085,504
Deferred Tax Liability
As originally filed	$135,746
Corrections	(5,019)
As restated	$130,727
Limited Partners' Equity
As originally filed	$96,417
Corrections	(22,603)
As restated	$73,814

Statements of Operations and Other Comprehensive Income
(In thousands except per unit amounts)	Three months ended	Twelve months ended
	3/25/2012	3/25/2012
Depreciation and amortization
As originally filed	$3,846	$123,861
Corrections	233	2,031
As restated	$4,079	$125,892
Loss on impairment / retirement of fixed assets, net
As originally filed	$92	$2,461
Corrections	—	8,790
As restated	$92	$11,251
Income (loss) before tax
As originally filed	$(86,721)	$101,565
Corrections	(233)	(10,821)
As restated	$(86,954)	$90,744
Provision (benefit) for taxes
As originally filed	$(21,539)	$9,897
Corrections	—	(3,960)
As restated	$(21,539)	$5,937
Net income (loss)
As originally filed	$(65,182)	$91,668
Corrections	(233)	(6,861)
As restated	$(65,415)	$84,807

Basic earnings per limited partner unit:
As originally filed	$(1.18)	$1.66
Corrections	—	(0.13)
As restated	$(1.18)	$1.53

Diluted earnings per limited partner unit:
As originally filed	$(1.18)	$1.64
Corrections	—	(0.12)
As restated	$(1.18)	$1.52

(12) Changes in Accumulated Other Comprehensive Income by Component:

The following tables reflect the changes in Accumulated other comprehensive income (loss) related to limited partners' equity for the period ended March 31, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and
	Losses on	Foreign
	Cash Flow	Currency
	Hedges	Items	Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive
income before
reclassifications	1,940	301	301

Amounts reclassified
from accumulated
other comprehensive
income (2)	6,945	—	8,885

Net current-period other
comprehensive income	8,885	301	9,186

March 31, 2013	$(16,864)	$(2,450)	$(19,314)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$8,174	Net effect of swaps
	$8,174	Total before tax
	(1,229)	Provision (benefit) for taxes
	$6,945	Net of tax

(1) Amounts in parentheses indicate debits.

(13) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 9.125% notes and the 5.25% notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 31, 2013, December 31, 2012, and March 25, 2012 and for the three and twelve month periods ended

March 31, 2013 and March 25, 2012. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the 2013 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's March 31, 2013, December 31, 2012 and March 25, 2012 balance sheets in the accompanying condensed consolidating financial statements.

The consolidating financial information has been corrected for the information described in Note 12.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$732	$4,125	$5,181	$—	$10,038
Receivables	682	79,472	67,302	436,595	(570,709)	13,342
Inventories	—	3,645	3,032	32,386	—	39,063
Current deferred tax asset	—	31,543	816	3,663	—	36,022
Other current assets	207	9,630	1,618	16,260	—	27,715
	889	125,022	76,893	494,085	(570,709)	126,180
Property and Equipment (net)	457,484	1,003	262,941	849,424	—	1,570,852
Investment in Park	419,501	714,013	115,401	21,689	(1,270,604)	—
Goodwill	9,061	—	123,374	111,218	—	243,653
Other Intangibles, net	—	—	17,470	22,853	—	40,323
Deferred Tax Asset	—	34,890	—	90	(34,980)	—
Intercompany Receivable	877,336	1,165,652	1,211,522	—	(3,254,510)	—
Other Assets	14,581	10,291	7,473	2,303	—	34,648
	$1,778,852	$2,050,871	$1,815,074	$1,501,662	$(5,130,803)	$2,015,656
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$6,300	$6,300	$—	$(12,600)	$6,300
Accounts payable	103,654	215,425	3,891	285,182	(570,709)	37,443
Deferred revenue	—	—	6,679	59,505	—	66,184
Accrued interest	1,444	916	5,979	—	—	8,339
Accrued taxes	4,790	390	331	3,489	—	9,000
Accrued salaries, wages and benefits	—	13,483	1,095	5,604	—	20,182
Self-insurance reserves	—	5,324	1,696	16,537	—	23,557
Other accrued liabilities	589	5,161	133	1,984	—	7,867
	116,777	246,999	26,104	372,301	(583,309)	178,872
Deferred Tax Liability	—	—	62,700	126,867	(34,980)	154,587
Derivative Liability	18,594	12,437	—	—	—	31,031
Other Liabilities	—	4,185	—	3,500	—	7,685
Long-Term Debt:
Revolving credit loans	96,000	96,000	96,000	—	(192,000)	96,000
Term debt	623,700	623,700	623,700	—	(1,247,400)	623,700
Notes	901,255	901,255	901,255	—	(1,802,510)	901,255
	1,620,955	1,620,955	1,620,955	—	(3,241,910)	1,620,955

Equity	22,526	166,295	105,315	998,994	(1,270,604)	22,526
	$1,778,852	$2,050,871	$1,815,074	$1,501,662	$(5,130,803)	$2,015,656

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$444	$50,173	$3,213	$—	$78,830
Receivables	4	101,093	71,099	498,555	(652,559)	18,192
Inventories	—	1,724	2,352	23,764	—	27,840
Current deferred tax asset	—	3,705	816	3,663	—	8,184
Other current assets	563	17,858	530	5,490	(16,381)	8,060
	25,567	124,824	124,970	534,685	(668,940)	141,106
Property and Equipment (net)	439,506	1,013	268,157	835,596	—	1,544,272
Investment in Park	485,136	772,183	115,401	53,790	(1,426,510)	—
Goodwill	9,061	—	125,942	111,218	—	246,221
Other Intangibles, net	—	—	17,835	22,817	—	40,652
Deferred Tax Asset	—	36,443	—	90	(36,533)	—
Intercompany Receivable	877,612	1,070,125	1,116,623	—	(3,064,360)	—
Other Assets	22,048	14,832	8,419	2,315	—	47,614
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$147,264	$213,279	$16,101	$286,649	$(652,559)	$10,734
Deferred revenue	—	—	4,996	34,489	—	39,485
Accrued interest	98	64	15,350	—	—	15,512
Accrued taxes	4,518	—	6,239	23,437	(16,381)	17,813
Accrued salaries, wages and benefits	—	17,932	1,214	5,690	—	24,836
Self-insurance reserves	—	5,528	1,754	16,624	—	23,906
Other accrued liabilities	1,110	2,502	140	2,164	—	5,916
	152,990	239,305	45,794	369,053	(668,940)	138,202
Deferred Tax Liability	—	—	63,460	126,865	(36,533)	153,792
Derivative Liability	19,309	12,951	—	—	—	32,260
Other Liabilities	—	5,480	—	3,500	—	8,980
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	401,080	401,080	401,080	—	(802,160)	401,080
	1,532,180	1,532,180	1,532,180	—	(3,064,360)	1,532,180

Equity	154,451	229,504	135,913	1,061,093	(1,426,510)	154,451
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
March 25, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$397	$119	$6,803	$—	$7,319
Receivables	—	82,892	59,911	370,246	(506,356)	6,693
Inventories	—	3,321	3,678	37,487	—	44,486
Current deferred tax asset	—	11,014	772	3,334	—	15,120
Other current assets	359	5,907	11,851	12,293	—	30,410
	359	103,531	76,331	430,163	(506,356)	104,028
Property and Equipment (net)	464,394	1,035	279,255	896,184	—	1,640,868
Investment in Park	459,339	661,166	115,401	25,758	(1,261,664)	—
Intercompany Note Receivable	—	104,165	—	—	(104,165)	—
Goodwill	9,061	—	125,528	111,219	—	245,808
Other Intangibles, net	—	—	17,776	22,831	—	40,607
Deferred Tax Asset	—	47,646	—	—	(47,646)	—
Intercompany Receivable	889,442	1,239,210	1,294,302	—	(3,422,954)	—
Other Assets	26,323	16,288	9,608	1,974	—	54,193
	$1,848,918	$2,173,041	$1,918,201	$1,488,129	$(5,342,785)	$2,085,504
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,921	$15,921	$15,921	$—	$(31,842)	$15,921
Accounts payable	60,297	232,001	26,302	215,968	(506,356)	28,212
Deferred revenue	—	—	5,413	45,341	—	50,754
Accrued interest	3,089	1,706	5,519	—	—	10,314
Accrued taxes	4,925	340	261	3,294	—	8,820
Accrued salaries, wages and benefits	—	26,989	781	5,792	—	33,562
Self-insurance reserves	—	4,212	1,716	15,826	—	21,754
Other accrued liabilities	462	3,312	226	2,104	—	6,104
	84,694	284,481	56,139	288,325	(538,198)	175,441
Deferred Tax Liability	—	—	58,762	119,611	(47,646)	130,727
Derivative Liability	19,403	12,877	—	—	—	32,280
Other Liabilities	—	2,235	—	—	—	2,235
Intercompany Note Payable	—	—	—	104,165	(104,165)	—
Long-Term Debt:
Revolving credit loans	155,004	155,004	155,004	—	(310,008)	155,004
Term debt	1,140,179	1,140,179	1,140,179	—	(2,280,358)	1,140,179
Notes	400,373	400,373	400,373	—	(800,746)	400,373
	1,695,556	1,695,556	1,695,556	—	(3,391,112)	1,695,556

Equity	49,265	177,892	107,744	976,028	(1,261,664)	49,265
	$1,848,918	$2,173,041	$1,918,201	$1,488,129	$(5,342,785)	$2,085,504

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$4,317	$8,371	$289	$41,510	$(12,688)	$41,799
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	5,037	—	5,037
Operating expenses	1,423	21,606	5,941	60,375	(12,688)	76,657
Selling, general and administrative	1,292	16,613	711	2,423	—	21,039
Depreciation and amortization	475	9	—	4,302	—	4,786
Loss on impairment / retirement of fixed assets, net	36	—	478	86	—	600
	3,226	38,228	7,130	72,223	(12,688)	108,119
Operating income (loss)	1,091	(29,857)	(6,841)	(30,713)	—	(66,320)
Interest expense (income), net	10,512	7,677	9,764	(2,230)	—	25,723
Net effect of swaps	5,635	3,576	—	—	—	9,211
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	8,958	—	—	8,958
Other (income) expense	188	(2,388)	800	1,400	—	—
Loss from investment in affiliates	72,096	35,640	3,520	21,227	(132,483)	—
Loss before taxes	(108,515)	(87,143)	(30,500)	(51,110)	132,483	(144,785)
Provision (benefit) for taxes	611	(17,665)	(9,254)	(9,351)	—	(35,659)
Net loss	$(109,126)	$(69,478)	$(21,246)	$(41,759)	$132,483	$(109,126)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	301	—	301	—	(301)	301
Unrealized income on cash flow hedging derivatives	8,885	2,535	—	—	(2,535)	8,885
Other comprehensive income, (net of tax)	9,186	2,535	301	—	(2,836)	9,186
Total Comprehensive Loss	$(99,940)	$(66,943)	$(20,945)	$(41,759)	$129,647	$(99,940)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 25, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$1,456	$2,577	$266	$27,932	$(4,033)	$28,198
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	4,087	—	4,087
Operating expenses	1,335	20,436	5,657	47,890	(4,033)	71,285
Selling, general and administrative	1,332	13,696	760	2,196	—	17,984
Depreciation and amortization	696	9	—	3,374	—	4,079
Loss on impairment / retirement of fixed assets, net	82	—	10	—	—	92
	3,445	34,141	6,427	57,547	(4,033)	97,527
Operating loss	(1,989)	(31,564)	(6,161)	(29,615)	—	(69,329)
Interest expense, net	11,158	6,615	10,403	(1,389)	—	26,787
Net effect of swaps	173	332	(1,475)	—	—	(970)
Unrealized / realized foreign currency gain	—	—	(8,192)	—	—	(8,192)
Other (income) expense	187	(3,035)	197	2,651	—	—
Loss from investment in affiliates	50,491	23,083	3,230	24,916	(101,720)	—
Loss before taxes	(63,998)	(58,559)	(10,324)	(55,793)	101,720	(86,954)
Provision (benefit) for taxes	1,417	(11,672)	(2,334)	(8,950)	—	(21,539)
Net loss	$(65,415)	$(46,887)	$(7,990)	$(46,843)	$101,720	$(65,415)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,169)	—	(1,169)	—	1,169	(1,169)
Unrealized income on cash flow hedging derivatives	339	98	21	—	(119)	339
Other comprehensive income (loss), (net of tax)	(830)	98	(1,148)	—	1,050	(830)
Total Comprehensive Loss	$(66,245)	$(46,789)	$(9,138)	$(46,843)	$102,770	$(66,245)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$148,576	$263,930	$140,441	$941,246	$(412,138)	$1,082,055
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,316	85,682	—	95,998
Operating expenses	5,468	177,526	48,147	637,772	(412,138)	456,775
Selling, general and administrative	6,455	89,532	11,086	34,293	—	141,366
Depreciation and amortization	37,439	40	18,199	71,335	—	127,013
(Gain) on sale of other assets	—	—	—	(6,625)	—	(6,625)
Loss on impairment / retirement of fixed assets, net	25,089	—	474	5,281	—	30,844
	74,451	267,098	88,222	827,738	(412,138)	845,371
Operating income (loss)	74,125	(3,168)	52,219	113,508	—	236,684
Interest (income) expense, net	47,879	30,390	40,231	(9,013)	—	109,487
Net effect of swaps	5,324	3,365	—	—	—	8,689
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	8,152	—	—	8,152
Other (income) expense	750	(8,860)	2,623	5,487	—	—
Income from investment in affiliates	(68,417)	(53,593)	(14,307)	(18,503)	154,820	—
Income before taxes	67,414	12,749	14,903	135,537	(154,820)	75,783
Provision (benefit) for taxes	9,269	(15,849)	(3,507)	27,725	—	17,638
Net income	$58,145	$28,598	$18,410	$107,812	$(154,820)	$58,145
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	1,839	—	1,839	—	(1,839)	1,839
Unrealized income on cash flow hedging derivatives	8,685	2,551	—	—	(2,551)	8,685
Other comprehensive income (loss), (net of tax)	10,524	2,551	1,839	—	(4,390)	10,524
Total Comprehensive Income	$68,669	$31,149	$20,249	$107,812	$(159,210)	$68,669

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended March 25, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$140,548	$249,988	$126,375	$903,046	$(390,156)	$1,029,801
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,932	82,100	—	92,032
Operating expenses	5,351	167,068	45,805	608,940	(390,156)	437,008
Selling, general and administrative	7,963	83,355	11,151	35,026	—	137,495
Depreciation and amortization	37,309	45	17,325	71,213	—	125,892
Loss (gain) on impairment / retirement of fixed assets, net	876	—	(51)	10,426	—	11,251
	51,499	250,468	84,162	807,705	(390,156)	803,678
Operating income (loss)	89,049	(480)	42,213	95,341	—	226,123
Interest expense, net	72,309	19,090	50,897	488	—	142,784
Net effect of swaps	(10,940)	(243)	(4,793)	—	—	(15,976)
Unrealized / realized foreign currency loss	—	—	8,605	—	—	8,605
Other (income) expense	716	(9,542)	1,708	7,084	—	(34)
(Income) loss from investment in affiliates	(67,272)	(19,390)	(2,601)	16,074	73,189	—
Income (loss) before taxes	94,236	9,605	(11,603)	71,695	(73,189)	90,744
Provision (benefit) for taxes	9,429	(25,950)	4,319	18,139	—	5,937
Net income (loss)	$84,807	$35,555	$(15,922)	$53,556	$(73,189)	$84,807
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,050	—	1,050	—	(1,050)	1,050
Unrealized income (loss) on cash flow hedging derivatives	(7,958)	(9,638)	254	—	9,384	(7,958)
Other comprehensive income (loss), (net of tax)	(6,908)	(9,638)	1,304	—	8,334	(6,908)
Total Comprehensive Income (Loss)	$77,899	$25,917	$(14,618)	$53,556	$(64,855)	$77,899

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(117,670)	$(49,663)	$(42,030)	$(12,767)	$153,463	$(68,667)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	65,636	58,171	(2,442)	32,098	(153,463)	—
Capital expenditures	(17,866)	—	(600)	(17,363)	—	(35,829)
Net cash from (for) investing activities	47,770	58,171	(3,042)	14,735	(153,463)	(35,829)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	$96,000	$—	$—	$—	$—	$96,000
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Payment of debt issuance costs	(14,763)	(8,538)	(190)	—	—	(23,491)
Term debt payments, including early termination penalties	(654,568)	(462,054)	(14,478)	—	—	(1,131,100)
Distributions (paid) received	(35,688)	868	—	—	—	(34,820)
Exercise of limited partnership unit options	—	28	—	—	—	28
Excess tax benefit from unit-based compensation expense	—	(127)	—	—	—	(127)
Net cash from (for) financing activities	44,900	(8,220)	(190)	—	—	36,490
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(786)	—	—	(786)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(25,000)	288	(46,048)	1,968	—	(68,792)
Balance, beginning of period	25,000	444	50,173	3,213	—	78,830
Balance, end of period	$—	$732	$4,125	$5,181	$—	$10,038

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(184,504)	$10,151	$(37,239)	$(6,697)	$136,357	$(81,932)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	62,103	60,369	2,208	11,677	(136,357)	—
Capital expenditures	(8,374)	—	(7,125)	(11,969)	—	(27,468)
Net cash from (for) investing activities	53,729	60,369	(4,917)	(292)	(136,357)	(27,468)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	153,000	—	2,004	—	—	155,004
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Intercompany (payments) receipts	—	(10,320)	—	10,320	—	—
Distributions (paid) received	(22,225)	74	—	—	—	(22,151)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Exercise of limited partnership unit options	—	48	—	—	—	48
Excess tax benefit from unit-based compensation	—	(437)	—	—	—	(437)
Net cash from (for) financing activities	130,775	(70,635)	11,554	10,320	—	82,014
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(819)	—	—	(819)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(115)	(31,421)	3,331	—	(28,205)
Balance, beginning of period	—	512	31,540	3,472	—	35,524
Balance, end of period	$—	$397	$119	$6,803	$—	$7,319

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$188,221	$(37,475)	$16,546	$135,165	$(4,510)	$297,947
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	43,043	(49,642)	(2,479)	4,568	4,510	—
Sale of other assets	1,173	—	—	14,885	—	16,058
Capital expenditures	(43,156)	(8)	(8,023)	(52,075)	—	(103,262)
Net cash for investing activities	1,060	(49,650)	(10,502)	(32,622)	4,510	(87,204)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	$(57,000)	$—	$(2,004)	$—	$—	$(59,004)
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany term debt (payments) receipts	—	104,165	—	(104,165)	—	—
Term debt payments, including early termination penalties	(669,035)	(472,267)	(14,798)	—	—	(1,156,100)
Distributions (paid) received	(102,402)	920	—	—	—	(101,482)
Capital (contribution) infusion	—	—	—	—	—	—
Exercise of limited partnership unit options	—	57	—	—	—	57
Payment of debt issuance costs	(14,763)	(8,537)	(191)	—	—	(23,491)
Excess tax benefit from unit-based compensation expense	—	1,519	—	—	—	1,519
Net cash from (for) financing activities	(189,281)	87,460	(2,515)	(104,165)	—	(208,501)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	477	—	—	477
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	335	4,006	(1,622)	—	2,719
Balance, beginning of period	—	397	119	6,803	—	7,319
Balance, end of period	$—	$732	$4,125	$5,181	$—	$10,038

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 25, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$113,654	$(89,658)	$14,102	$182,798	$(367)	$220,529
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(16,818)	(6,588)	1,126	21,913	367	—
Capital expenditures	(40,662)	—	(22,440)	(34,253)	—	(97,355)
Net cash from (for) investing activities	(57,480)	(6,588)	(21,314)	(12,340)	367	(97,355)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	31,000	—	(3,110)	—	—	27,890
Intercompany term debt (payments) receipts	—	166,023	—	(166,023)	—	—
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Distributions (paid) received	(73,343)	273	—	—	—	(73,070)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Exercise of limited partnership unit options	—	53	—	—	—	53
Excess tax benefit from unit-based compensation	—	(437)	—	—	—	(437)
Net cash from (for) financing activities	(56,174)	96,149	5,411	(166,023)	—	(120,637)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,473)	—	—	(2,473)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(97)	(4,274)	4,435	—	64
Balance, beginning of period	—	494	4,393	2,368	—	7,255
Balance, end of period	$—	$397	$119	$6,803	$—	$7,319

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
In the first quarter of 2013, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012 except as noted below.
Change in Depreciation Method
Effective January 1, 2013, the Partnership changed its method of depreciation for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition from the composite method to the unit method.
Historically, the Partnership had used the composite depreciation method for land improvements, buildings, rides and equipment for the group of assets acquired as a whole in 1983, as well as for the group of like assets of each subsequent business acquisition. The unit method was only used for all individual assets purchased. Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the net book value of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.
In order to improve comparability and enhance the level of precision associated with allocating historical cost, the Partnership had determined that it was preferable to change from the composite method of depreciation to the unit method of depreciation for all assets. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. This prospective application will result in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis. Assigning a useful life to each unit in the various composite pools had an insignificant effect on the weighted average useful lives of all assets that were previously accounted for under the composite method.
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended March 31, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

Adjusted EBITDA:
We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2013 Credit Agreement) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and twelve-month periods ended March 31, 2013 and March 25, 2012.

	Three months ended		Twelve months ended
	3/31/2013	3/25/2012	3/31/2013	3/25/2012
	(13 weeks)	(12 weeks)	(53 weeks)	(52 weeks)
	(In thousands)
Net income (loss)	$(109,126)	$(65,415)	$58,145	$84,807
Interest expense	25,763	26,803	109,579	142,876
Interest income	(40)	(16)	(92)	(92)
Provision (benefit) for taxes	(35,659)	(21,539)	17,638	5,937
Depreciation and amortization	4,786	4,079	127,013	125,892
EBITDA	(114,276)	(56,088)	312,283	359,420
Loss on early extinguishment of debt	34,573	—	34,573	—
Net effect of swaps	9,211	(970)	8,689	(15,976)
Unrealized foreign currency (gain) loss	8,881	(8,249)	7,949	8,502
Non-cash equity expense	2,933	1,700	4,498	1,689
Loss on impairment/retirement of fixed assets, net	600	92	30,844	11,251
(Gain) on sale of other assets	—	—	(6,625)	—
Terminated merger costs	—	—	—	230
Refinancing costs	—	—	—	(34)
Other non-recurring items (as defined)	805	1,721	3,264	6,823
Adjusted EBITDA (1)	$(57,273)	$(61,794)	$395,475	$371,905

(1) As permitted by and defined in the 2013 Credit Agreement

Results of Operations:

Restatement -

We have made two separate corrections relating to our use of the composite depreciation method.

•
The first correction, which impacts the Balance Sheet at March 25, 2012 and the Statement of Operations and Other Comprehensive Income for the 3 and 12 month periods ended March 25, 2012, related to a misapplication of the composite depreciation method. Upon the normal retirement of an asset within a composite group, our practice generally had been to extend the depreciable life of that composite group beyond its original estimated useful life. In conjunction with the preparation of our financial statements in 2012, management determined that this methodology was not appropriate. As a result, we revised the useful lives of our composite groups to their original estimated useful life (ascribed upon acquisition) and corrected previously computed depreciation expense (and accumulated depreciation).

•
The second correction, which impacts the Balance Sheet at March 25, 2012 and the Statement of Operations and Other Comprehensive Income for the 12 month period ended March 25, 2012, reflects a subsequent determination that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was challenged by the SEC Staff. We ultimately concluded that such disposition was unusual and that a $8.8 million charge be reflected in the 2011 financial statements.

First Quarter -

Operating results for the first quarter historically include less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and four outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year.
The following table presents key financial information for the three months ended March 31, 2013 and March 25, 2012:

	Three months ended	Three months ended	Increase (Decrease)
	3/31/2013	3/25/2012	$	%
	(13 weeks)	(12 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$41,799	$28,198	$13,601	48.2%
Operating costs and expenses	102,733	93,356	9,377	10.0%
Depreciation and amortization	4,786	4,079	707	17.3%
Loss on impairment / retirement of fixed assets	600	92	508	N/M
Operating loss	$(66,320)	$(69,329)	$3,009	(4.3)%

Other Data:
Adjusted EBITDA	$(57,273)	$(61,794)	$4,521	(7.3)%

For the quarter ended March 31, 2013, net revenues increased to $41.8 million from $28.2 million for the first quarter of 2012. The increase between periods was primarily due to the strong first-quarter performance in both attendance and per-capita spending at Knott's Berry Farm, our only year-round property, compared with the first quarter a year ago, as well as an extra week of operations due to the earlier timing of Easter in 2013 compared to 2012. At the end of the first quarter, only five of our 15 properties were in operation. The other parks, including our larger parks, Cedar Point and Kings Island located in Ohio and Canada's Wonderland in Toronto, were in the final stages of preparing to open for the 2013 operating season.

Operating costs and expenses for the quarter increased $9.3 million to $102.7 million from $93.4 million in 2012 and were in line with expectations. Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our seasonal amusement and water parks, and daily operations at Knott’s Berry Farm and Castaway Bay. The increase in first-quarter costs reflects a $5.4 million increase in operating expenses and a $2.3 million increase in selling, general and administrative ("SG&A") expenses. The cost of food, merchandise and games revenues for the period increased slightly due to sales volume increases at Knott's Berry Farm in the first quarter of 2013. The $5.4 million increase in operating expenses was due primarily to the extra week of operations in the first quarter of 2013 compared with 2012. For the quarter, labor costs increased $3.8 million, maintenance expense increased $2.2 million and operating supplies increased $0.9 million. These increases in operating costs were somewhat offset by a reduction in insurance expense due to a prior-year, non-recurring public liability claim at one of our parks. The $2.3 million increase in SG&A expenses was due primarily to increases in first-quarter advertising fees and full-time labor costs, largely related to full staffing levels.

Interest expense for the first quarter of 2013 was $25.8 million, representing a $1.0 million decrease compared to the first quarter of 2012. The decrease in interest expense was primarily due to the settlement of our Canadian swap in the first quarter of 2012.

During the first quarter of 2013, the net effect of our swaps decreased $10.2 million to a non-cash charge to earnings of $9.2 million, reflecting the regularly scheduled amortization of amounts in AOCI related to interest rate swaps, the write off of amounts in AOCI related to de-designated interest rate swaps, as well as gains from marking the ineffective and de-designated swaps to market. During the first quarter of 2013 we also recognized a $9.0 million charge to earnings for unrealized/realized foreign currency gains and losses, $8.9 million of which represents an unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the period.

During the quarter, a benefit for taxes of $35.7 million was recorded to account for publicly traded partnership (PTP) taxes and the tax attributes of our corporate subsidiaries, compared to a benefit for taxes of $21.5 million in the same period a year ago. Actual cash taxes paid or payable are estimated to be between $14-$17 million for the 2013 calendar year.

After interest expense and the provision for taxes, net loss for the quarter totaled $109.1 million, or $1.95 per diluted limited partner unit, compared with net loss of $65.4 million, or $1.18 per diluted limited partner unit, for the first quarter a year ago. The larger net loss for the period is due to the loss on early debt extinguishment and a change in the unrealized/realized loss on foreign currency exchange, offset somewhat by the increased first-quarter revenues.

Twelve Months Ended March 31, 2013 -

The fiscal twelve-month period ended March 31, 2013, consisted of a 53-week period compared with 52 weeks for the fiscal twelve-month period ended March 25, 2012. Operating days were virtually identical, as the current period had only one additional operating day.

The following table presents key financial information for the twelve months ended March 31, 2013 and March 25, 2012:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	3/31/2013	3/25/2012	$	%
	(53 weeks)	(52 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$1,082,055	$1,029,801	$52,254	5.1%
Operating costs and expenses	694,139	666,535	27,604	4.1%
Depreciation and amortization	127,013	125,892	1,121	0.9%
(Gain) on sale of other assets	(6,625)	—	(6,625)	N/M
Loss on impairment/retirement of fixed assets	30,844	11,251	19,593	174.1%
Operating income	$236,684	$226,123	$10,561	4.7%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$395,475	$371,905	$23,570	6.3%
Adjusted EBITDA margin	36.5%	36.1%	—	0.4%

Net revenues totaled $1,082.1 million for the twelve months ended March 31, 2013, increasing $52.3 million, from $1,029.8 million for the trailing twelve months ended March 25, 2012. Revenues for the twelve-month period increased 5% on the strength of higher attendance and in-park guest per capita spending. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was largely due to the successful introduction of new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing initiatives. Attendance increased year-over-year on virtually the same number of operating days as our season pass sales and visits increased during the comparable periods.

Meanwhile, out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, increased slightly in the comparable periods. The increase in net revenues for the twelve months ended March 31, 2013 also reflects the negative impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $4.5 million) during the period.

Operating costs and expenses increased $27.6 million, or 4%, to $694.1 million versus $666.5 million for 2012 and were in line with expectations. The increase in costs and expenses was the result of a $4.0 million increase in cost of goods sold, a $19.8 million increase in operating expenses, and a $3.9 increase in SG&A costs. The 4% increase in cost of goods sold is consistent with anticipated cost increases associated with our efforts to improve the quality of food and other product offerings at our parks. Operating expenses increased due to several factors, including higher employment-related costs, higher operating supply costs, and higher self-insurance expenses. Employment-related costs increased approximately $12.6 million due to normal merit increases, increases in health-related benefit costs, additional staffing levels associated with new premium benefit offerings and other initiatives aimed at improving the overall guest experience, and non-recurring severance payments. Operating supplies and expenses increased approximately $5.3 million due primarily to initiatives to expand or enhance live entertainment at the parks, as well as incremental costs associated with our e-commerce platform and higher attendance. These increases in operating costs were somewhat offset by a reduction in insurance expense due to a prior-year (first quarter of 2012), non-recurring public liability claim at one of our parks.

The increase in SG&A costs was due to an increase in employment-related costs ($4.5 million), operating supplies ($3.8 million), and agency advertising fees ($2.7 million), offset by decreases in professional and administrative costs ($5.9 million). The increase in employment costs was primarily the result of higher wages and benefits due to normal merit increases and full-staffing levels. Increases in operating supplies and advertising fees were due to the earlier timing of Easter, as well as incremental costs to support operating initiatives including general infrastructure improvements. Professional and administrative fees decreased primarily due to a reduction in litigation expenses and costs for SEC compliance matters related to Special Meeting requests. The overall increase in costs and expenses also reflects the positive impact of exchange rates on our Canadian operations ($1.2 million) during the period.

Loss on impairment/retirement of fixed assets, net, during the period totaled $30.8 million, which reflects a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom along with losses on other retirements. During the twelve-month period ended March 31, 2013, two non-core assets were sold at gains totaling $6.6 million. During the twelve-month period ended March 25, 2012, a charge of $11.3 million for the retirement of fixed assets was recorded which includes the retirement of the asset as described in Note 11 to the financial statements.

Depreciation and amortization expense for the period increased $1.1 million compared with the prior period due primarily to an increase in capital expenditures for the 2012 season. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for the current period increased $10.6 million to $236.7 million from $226.1 million.

Interest expense for the twelve months ended March 31, 2013 decreased $33.3 million to $109.6 million, from $142.9 million for the same twelve-month period a year ago. The reduction in interest expense was primarily attributable to an approximate 300 basis point (bps) decline in our effective interest rate, the result of lower fixed rates on London InterBank Offered Rate (LIBOR) within our interest-rate swap contracts. Additionally during the current period, $25.0 million of term debt principal payments were made, reducing our average debt outstanding.

During the current period, the net effect of our interest rate swaps was recorded as a charge to earnings of $8.7 million compared to a benefit to earnings of $16.0 million in prior period. The difference reflects the regularly scheduled amortization of amounts in AOCI related to the swaps and the write off of AOCI amounts related to de-designated interest rate swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current period, we also recognized a $8.2 million charge to earnings for unrealized/realized foreign currency losses, which included a $7.9 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $17.6 million was recorded in the period for the tax attributes of our corporate subsidiaries and publicly traded partnership (PTP) taxes. This compares with a provision for taxes of $5.9 million in period ended March 25, 2012 for the tax attributes of our corporate subsidiaries and PTP taxes.

After interest expense and provision for taxes, net income for the period totaled $58.1 million, or $1.04 per diluted limited partner unit, compared with net income of $84.8 million, or $1.52 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 15-16). For the twelve-month period ended March 31, 2013, Adjusted EBITDA increased $23.6 million, or 6%, to $395.5 million. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased 40 bps to 36.5% from 36.1% for the twelve-month period ended March 25, 2012. The increase in Adjusted EBITDA was primarily due to the increase in revenues resulting from the successful introduction of our new premium benefit offerings and dynamic pricing initiatives, as well as the successful expansion of our season pass base.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2013 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.4 at March 31, 2013 reflects the impact of our seasonal business. Cash, receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

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

In February 2011, we amended the 2010 Credit Agreement (as so amended, the "Amended 2010 Credit Agreement") and extended the maturity date of the U.S. term loan portion of the credit facilities by one year. Under the Amended 2010 Credit Agreement, the extended U.S. term loan was scheduled to mature in December of 2017 and bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.
The Amended 2010 Credit Agreement also included a $260 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, was scheduled to mature in July of 2015, also provided for the issuance of documentary and standby letters of credit.

In March 2013,we issued $500 million of 5.25% senior unsecured notes, maturing in 2021, in a private placement, with no OID. Concurrently with this offering, we entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 15, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Terms of the 2013 Credit Agreement include a revolving credit facility of a combined $255 million. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 50 bps per annum on the unused portion of the credit facilities.
At the end of the quarter, we had a total of $630.0 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $901.3 million of fixed-rate debt (including OID), $96.0 million outstanding borrowings under our revolving credit facility, and cash on hand of $10.0 million. After letters of credit, which totaled $16.4 million at March 31, 2013, we had $142.6 million of available borrowings under the revolving credit facility under the 2013 Credit Agreement.
Our $405 million of senior unsecured notes require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%. Our $500 million of senior unsecured notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.25%.
In order to maintain fixed interest costs on a portion of our domestic term debt, in September 2010 we entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015.
In March 2011, we entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, were jointly designated as cash flow hedges, maturing in December 2015 and had fixed LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
In May 2011, we entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively converted another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fixed LIBOR at a weighted average rate of 2.54%.
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, and accordingly, the May 2011 swaps are now over hedged. On March 4, 2013, we entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps, and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The September 2010 swaps, the March 2011 swaps, and the March 2013 swaps were jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.331%. At the time of the de-designation, the fair market value of the September 2010 swaps, March 2011 swaps, and March 2013 swaps was $23.8 million, which will be amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations.
At March 31, 2013, the fair market value of the September 2010 swaps, the March 2011 swaps and the March 2013 swaps was a liability of $23.4 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. The May 2011 swaps had a fair market value of $7.6 million as of March 31, 2013 and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The following table presents our September 2010 swaps, March 2011 swaps, May 2011 swaps, and March 2013 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	2.27%	50,000	2.54%
	75,000	2.30%	30,000	2.54%
	50,000	2.29%	70,000	2.54%
	150,000	2.43%	50,000	2.54%
	50,000	2.29%
	50,000	2.47%
	25,000	2.30%
Total $'s / Average Rate	$600,000	2.33%	$200,000	2.54%

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the first quarter of 2013, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will remain at that level through the end of the first quarter in 2014 and will decrease each second quarter beginning in the second quarter of 2014. Based on our trailing-twelve-month results ending March 31, 2013, our Consolidated Leverage Ratio was 3.89x, providing $148.2 million of EBITDA cushion on the ratio at the end of the first quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of March 31, 2013.
The 2013 Credit Agreement allows restricted payments of up to $60 million so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.
At March 31, 2013, the notes maturing in 2018 have more restrictive covenants than the 2021 notes. The terms of the indenture governing our 2018 notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2013 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on February 27, 2013, we announced the declaration of a distribution of $0.625 per limited partner unit, which was paid on March 25, 2013, and on May 8, 2013 we announced the declaration of a distribution of $0.625 per limited partner unit, payable June 17, 2013.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 31, 2013. We have no other significant off-balance sheet financing arrangements.

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
As of March 31, 2013, we had $901.3 million of fixed-rate senior unsecured notes and $630 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $50 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $0.5 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.4 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013, the Partnership's management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures under supervision of management, and with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2013.

(b)Changes in Internal Control Over Financial Reporting -
As disclosed in Amendment No. 2 to the Partnership's Form 10-K/A for the fiscal year ended December 31, 2012, in connection with restating the Partnership's consolidated financial statements therein, management identified a material weakness in internal control over financial reporting related to the Partnership's fixed assets, resulting in a conclusion that the Partnership's internal control over financial reporting was not effective as of December 31, 2012. Remediation of this material weakness in internal control over financial reporting was accomplished through the conversion of all composite assets to the unit method of depreciation as of January 1, 2013. The conversion to the unit method eliminates the concept of normal vs. unusual as any and all asset retirements with a remaining net book value will be reflected in the Consolidated Statements of Operations and Comprehensive Income.
There were no other changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement. In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause. That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed. In March of 2012 Mr. Falfas and the Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio. On April 19, 2013 the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's  order regarding the reinstatement of Mr. Falfas' employment and  affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  The Company has until June 3, 2013 to file a notice of appeal with the Ohio Supreme Court.  The Partnership believes the liability recorded as of March 31, 2013 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

On May 8, 2013, the Partnership announced that it had identified a historical classification error in the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation was normal or unusual. The error resulted in the overstatement of Income before taxes of $8.8 million for the period ended December 31, 2011.

Under the composite method of depreciation, no gain or loss is recognized on normal retirements of composite assets. Instead the net book value after salvage of a retired asset reduces accumulated depreciation for the composite group. Abnormal or unusual retirements of composite assets would result in the recognition of a gain or loss. The error resulted in the Partnership's application of its qualitative policy used to determine whether an asset retirement is normal or unusual. The asset retirement being restated was originally classified as normal, thus reducing accumulated depreciation. Management identified that the Partnership had failed to consider whether the specific asset had a substantial net book value and/or if the retirement caused a deviation from the estimated composite depreciation survivor curve as well as other minor qualitative issues.

The restatement amount of $8.8 million is recorded in Loss on impairment / retirement of fixed assets, net in the Annual Report on Form 10-K/A filing to correct the previous error.

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

ITEM 6. EXHIBITS

Exhibit (4.1)
Rights Agreement between Cedar Fair, L.P. and American Stock Transfer and Trust Co., LLC, dated April 5, 2010. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 6, 2010.

Exhibit (4.2)
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of July 29, 2010 (including form of 9.125% Senior Notes due 2018). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 29, 2010.

Exhibit (4.3)
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.

Exhibit (10.1)
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 10, 2013	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	May 10, 2013	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (4.1)
Rights Agreement between Cedar Fair, L.P. and American Stock Transfer and Trust Co., LLC, dated April 5, 2010. Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on April 6, 2010.

Exhibit (4.2)
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of July 29, 2010 (including form of 9.125% Senior Notes due 2018). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 29, 2010.

Exhibit (4.3)
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.

Exhibit (10.1)
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes