Form 10-Q
period 2013-06-30
CEDAR FAIR L P
filed 2013-08-08
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2013
Units Representing Limited Partner Interests	55,712,940

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/30/2013	12/31/2012	7/1/2012
ASSETS			(As restated)
Current Assets:
Cash and cash equivalents	$43,628	$78,830	$35,929
Receivables	67,199	18,192	42,953
Inventories	45,452	27,840	51,236
Current deferred tax asset	28,302	8,184	10,345
Income tax refundable	—	—	10,083
Prepaid advertising	16,614	1,086	16,250
Other current assets	17,274	6,974	9,339
	218,469	141,106	176,135
Property and Equipment:
Land	296,793	303,348	312,460
Land improvements	350,638	339,081	349,709
Buildings	584,545	584,854	580,702
Rides and equipment	1,506,553	1,450,231	1,492,902
Construction in progress	9,498	28,971	5,490
	2,748,027	2,706,485	2,741,263
Less accumulated depreciation	(1,197,126)	(1,162,213)	(1,119,899)
	1,550,901	1,544,272	1,621,364
Goodwill	239,480	246,221	243,239
Other Intangibles, net	39,719	40,652	40,249
Other Assets	32,326	47,614	52,542
	$2,080,895	$2,019,865	$2,133,529
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$—	$—
Accounts payable	34,339	10,734	38,292
Deferred revenue	132,365	39,485	108,467
Accrued interest	23,944	15,512	16,029
Accrued taxes	10,021	17,813	10,740
Accrued salaries, wages and benefits	29,896	24,836	37,709
Self-insurance reserves	24,592	23,906	23,198
Other accrued liabilities	8,789	5,916	8,652
	270,246	138,202	243,087
Deferred Tax Liability	154,292	153,792	134,108
Derivative Liability	26,772	32,260	35,146
Other Liabilities	8,796	8,980	7,121
Long-Term Debt:
Revolving credit loans	58,000	—	111,000
Term debt	622,125	1,131,100	1,140,100
Notes	901,431	401,080	400,647
	1,581,556	1,532,180	1,651,747
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	1	—
Limited partners, 55,713, 55,618 and 55,517 units outstanding at June 30, 2013, December 31, 2012 and July 1, 2012, respectively	49,986	177,660	88,757
Accumulated other comprehensive loss	(16,043)	(28,500)	(31,727)
	39,233	154,451	62,320
	$2,080,895	$2,019,865	$2,133,529

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012	6/30/2013	7/1/2012
Net revenues:		(As restated)		(As restated)		(As restated)
Admissions	$202,536	$201,866	$222,559	$213,536	$621,092	$638,347
Food, merchandise and games	119,840	121,335	136,532	133,867	344,879	367,532
Accommodations and other	39,244	34,405	44,328	38,401	120,098	97,038
	361,620	357,606	403,419	385,804	1,086,069	1,102,917
Costs and expenses:
Cost of food, merchandise and games revenues	31,053	32,486	36,090	36,573	94,565	97,407
Operating expenses	141,284	146,236	217,941	217,521	451,823	458,266
Selling, general and administrative	45,767	44,511	66,806	62,495	142,622	144,773
Depreciation and amortization	46,032	47,909	50,818	51,988	125,136	130,416
Gain on sale of other assets	—	—	—	—	(6,625)	—
Loss (gain) on impairment / retirement of fixed assets, net	29	(862)	629	(770)	31,735	10,389
	264,165	270,280	372,284	367,807	839,256	841,251
Operating income	97,455	87,326	31,135	17,997	246,813	261,666
Interest expense	25,861	30,236	51,624	57,039	105,204	130,927
Net effect of swaps	(2,273)	(173)	6,938	(1,143)	6,589	(14,717)
Loss on early debt extinguishment	—	—	34,573	—	34,573	—
Unrealized/realized foreign currency loss	14,886	9,301	23,844	1,109	13,737	14,863
Other income	(69)	(2)	(109)	(18)	(159)	(305)
Income (loss) before taxes	59,050	47,964	(85,735)	(38,990)	86,869	130,898
Provision (benefit) for taxes	11,660	11,381	(23,999)	(10,158)	17,917	13,790
Net income (loss)	47,390	36,583	(61,736)	(28,832)	68,952	117,108
Net income (loss) allocated to general partner	—	1	(1)	—	—	2
Net income (loss) allocated to limited partners	$47,390	$36,582	$(61,735)	$(28,832)	$68,952	$117,106

Net income (loss)	$47,390	$36,583	$(61,736)	$(28,832)	$68,952	$117,108
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,592	481	1,893	(688)	2,950	733
Unrealized income (loss) on cash flow hedging derivatives	1,679	(2,370)	10,564	(2,031)	12,735	(3,854)
Other comprehensive income (loss), (net of tax)	3,271	(1,889)	12,457	(2,719)	15,685	(3,121)
Total comprehensive income (loss)	$50,661	$34,694	$(49,279)	$(31,551)	$84,637	$113,987
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,484	55,481	55,464	55,433	55,446	55,389
Net income (loss) per limited partner unit	$0.85	$0.66	$(1.11)	$(0.52)	$1.24	$2.11
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,822	55,818	55,464	55,433	55,791	55,844
Net income (loss) per limited partner unit	$0.85	$0.66	$(1.11)	$(0.52)	$1.24	$2.10
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In thousands)

Six months ended
6/30/13
Limited Partnership Units Outstanding
Beginning balance	55,618
Limited partnership unit options exercised	2
Issuance of limited partnership units as compensation	93
55,713
Limited Partners’ Equity
Beginning balance	$177,660
Net loss	(61,735)
Partnership distribution declared ($1.25 per limited partnership unit)	(69,639)
Expense recognized for limited partnership unit options	457
Limited partnership unit options exercised	28
Tax effect of units involved in option exercises and treasury unit transactions	(130)
Issuance of limited partnership units as compensation	3,345
49,986
General Partner’s Equity
Beginning balance	1
Net loss	(1)
—
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(2,751)
Current period activity, net of tax ($1,090)	1,893
(858)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,749)
Current period activity, net of tax ($1,861)	10,564
(15,185)
(16,043)
Total Partners’ Equity	$39,233

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended		Twelve months ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES		(As restated)		(As restated)
Net income (loss)	$(61,736)	(28,832)	$68,952	$117,108
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	50,818	51,988	125,136	130,416
Loss on early debt extinguishment	34,573	—	34,573	—
Loss (gain) on impairment / retirement of fixed assets, net	629	(770)	31,735	10,389
Gain on sale of other assets	—	—	(6,625)	—
Net effect of swaps	6,938	(1,143)	6,589	(14,717)
Non-cash expense	30,591	8,810	26,932	31,513
Net change in working capital	41,511	30,399	11,693	(26,135)
Net change in other assets/liabilities	(20,768)	4,153	3,721	8,341
Net cash from operating activities	82,556	64,605	302,706	256,915
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	—	1,173	14,885	1,173
Capital expenditures	(79,189)	(64,880)	(108,995)	(103,385)
Net cash for investing activities	(79,189)	(63,707)	(94,110)	(102,212)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	58,000	111,000	(53,000)	26,000
Term debt borrowings	630,000	—	630,000	—
Note borrowings	500,000	—	500,000	—
Derivative settlement	—	(50,450)	—	(50,450)
Term debt payments, including early termination penalties	(1,132,675)	(16,000)	(1,141,675)	(36,950)
Distributions paid to partners	(69,639)	(44,358)	(114,093)	(89,742)
Exercise of limited partnership unit options	28	47	57	53
Payment of debt issuance costs	(22,764)	—	(22,758)	(723)
Excess tax benefit from unit-based compensation expense	(130)	(438)	1,517	(438)
Net cash for financing activities	(37,180)	(199)	(199,952)	(152,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,389)	(294)	(945)	(2,203)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(35,202)	405	7,699	250
Balance, beginning of period	78,830	35,524	35,929	35,679
Balance, end of period	$43,628	$35,929	$43,628	$35,929
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$40,734	$52,617	$90,000	$129,692
Interest capitalized	1,021	1,826	1,365	2,867
Cash payments for income taxes, net of refunds	4,426	2,204	4,005	7,309
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2013 AND JULY 1, 2012
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 30, 2013 and July 1, 2012 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 30, 2013 include actual 2012 season operating results, they may not be indicative of 2013 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 30, 2013 and July 1, 2012 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2012, which were included in the Form 10-K/A filed on May 10, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K/A referred to above.
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
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended June 30, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. We adopted this guidance during the first quarter of 2013 and it did not impact the Partnership's consolidated financial statements. The Partnership has elected to present movements out of Other Comprehensive Income ("OCI") via an additional disclosure in the notes to the consolidated financial statements.

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

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for CTA upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity.” When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment ("CTA") into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

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

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting,” which requires an entity to prepare financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when:

•
a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or

•	a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation.

If a plan for liquidation was specified in an entity's governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity's inception.

The standard is effective for fiscal years beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. We do not anticipate this guidance having a material impact on the Partnership's consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows an entity the option to first assess qualitatively whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The revised standard is effective for annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption was permitted. We adopted this guidance during the third quarter of 2012 and it did not impact the Partnership's consolidated financial statements.
A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 30, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(6,741)	—	(6,741)
Balance at June 30, 2013	$319,348	$(79,868)	$239,480

At June 30, 2013, December 31, 2012, and July 1, 2012 the Partnership’s other intangible assets consisted of the following:

June 30, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,267	$—	$39,267
License / franchise agreements	831	379	452
Total other intangible assets	$40,098	$379	$39,719

December 31, 2012
(In thousands)
Other intangible assets:
Trade names	$40,222	$—	$40,222
License / franchise agreements	790	360	430
Total other intangible assets	$41,012	$360	$40,652

July 1, 2012
(In thousands)
Other intangible assets:
Trade names	$39,799	$—	$39,799
License / franchise agreements	790	340	450
Total other intangible assets	$40,589	$340	$40,249
Amortization expense of other intangible assets for the six months ended June 30, 2013 and July 1, 2012 was $19,000 and $18,000, respectively. The estimated amortization expense for the remainder of 2013 is $18,000. Estimated amortization expense is expected to total less than $50,000 in each year from 2013 through 2017.

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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio is set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA and will remain at that level through the end of the first quarter in 2014, and the ratio will decrease each second quarter beginning with the second quarter of 2014. As of June 30, 2013, the Partnership’s Consolidated Leverage Ratio was 3.81x, providing $157.0 million of consolidated EBITDA cushion on the ratio as of the end of the second quarter. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of June 30, 2013.

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

(6) Derivative Financial Instruments:
Derivative financial instruments are used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks. The Partnership does not use derivative financial instruments for trading purposes.
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
In March 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps were jointly designated as cash flow hedges, maturing in December 2015 and had fixed LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
In May 2011, the Partnership entered into four additional forward-starting basis-rate swap agreements ("May 2011 swaps") that effectively converted another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fixed LIBOR at a weighted average rate of 2.54%.
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, resulting in no hedging relationship for these swaps. On March 4, 2013, the Partnership entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps, and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The September 2010 swaps, the March 2011 swaps, and the March 2013 swaps were jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.331%. At the time of the de-designation, the fair market value of the September 2010 swaps and March 2011 swaps was $22.2 million. Amounts in Accumulated Other Comprehensive Income (“AOCI”) at the time of de-designation related to these swaps was $26.1 million. This amount is being amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations.
The fair market value of the September 2010 swaps, the March 2011 swaps, and the March 2013 swaps at June 30, 2013 was a liability of $20.1 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. The May 2011 swaps had a fair market value of $6.7 million as of June 30, 2013 and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
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

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands):	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		June 30, 2013	December 31, 2012	July 1, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	(20,122)	(32,260)	(35,146)
Total derivatives designated as hedging instruments		$(20,122)	$(32,260)	$(35,146)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(6,650)	$—	$—
Total derivatives not designated as hedging instruments		$(6,650)	$—	$—
Net derivative liability		$(26,772)	$(32,260)	$(35,146)

The following table presents our September 2010 swaps, March 2011 swaps, May 2011 swaps, and March 2013 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	2.27%	50,000	2.54%
	75,000	2.30%	30,000	2.54%
	50,000	2.29%	70,000	2.54%
	150,000	2.43%	50,000	2.54%
	50,000	2.29%
	50,000	2.43%
	25,000	2.30%
Total $'s / Average Rate	$600,000	2.33%	$200,000	2.54%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended June 30, 2013 and July 1, 2012:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	6/30/13	7/1/12		6/30/13	7/1/12		6/30/13	7/1/12
Interest rate swaps	$—	$(2,866)	Interest Expense	$—	$(3,221)	Net effect of swaps	$3,268	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		6/30/13	7/1/12
Interest rate swaps (1)	Net effect of swaps	992	—
		$992	$—

(1)	The May 2011 interest rate swaps were de-designated in March 2013.

During the quarter ended June 30, 2013, in addition to gains of $3.3 million and $1.0 million recognized in income on the ineffective portion of derivatives and on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a benefit to earnings of $2.3 million recorded in “Net effect of swaps.”

For the three-month period ended July 1, 2012, $0.2 million of expense representing the amortization of amounts in AOCI was recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The effect of this amortization resulted in a benefit to earnings of $0.2 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the six-month periods ended June 30, 2013 and July 1, 2012:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended	Six months ended		Six months ended	Six months ended		Six months ended	Six months ended
	6/30/13	7/1/12		6/30/13	7/1/12		6/30/13	7/1/12
Interest rate swaps	$2,266	$(2,746)	Interest Expense	$(2,797)	$(6,014)	Net effect of swaps	$3,703	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended	Six months ended
		6/30/13	7/1/12
Cross-currency swaps (1)	Net effect of swaps	$—	$(4,999)
Foreign currency swaps	Net effect of swaps	—	6,278
Interest rate swaps (2)	Net effect of swaps	(479)	—
		$(479)	$1,279

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013.
During the six-month period ended June 30, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.5 million loss on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $2.3 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a charge to earnings of $6.9 million recorded in “Net effect of swaps.”

For the six-month period ended July 1, 2012, in addition to the $1.3 million gain recognized in income on the ineffective portion of derivatives noted in the tables above, $0.4 million of expense representing the amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the quarter related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $1.1 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended June 30, 2013 and July 1, 2012:

(In thousands):	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	6/30/13	7/1/12		6/30/13	7/1/12		6/30/13	7/1/12
Interest rate swaps	$5,152	$(18,396)	Interest Expense	$(8,810)	$(9,037)	Net effect of swaps	$3,703	$20,193

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		6/30/13	7/1/12
Cross-currency swaps (1)	Net effect of swaps	—	9,139
Foreign currency swaps	Net effect of swaps	—	(3,081)
Interest rate swaps (2)	Net effect of swaps	$(479)	$—
		$(479)	$6,058

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013.
In addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.5 million loss recognized in income on the ineffective portion of derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $2.0 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended June 30, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $6.6 million recorded in “Net effect of swaps.”
For the twelve month period ending July 1, 2012, in addition to the $20.2 million gain recognized in income on the ineffective portion of derivatives designated as derivatives and $6.1 million of gain recognized in income on the ineffective portion of derivatives not designated as derivatives noted in the tables above, $11.3 million of expense representing the amortization of amounts in AOCI for the swaps and a $0.3 million foreign currency loss in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended July 1, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $14.7 million recorded in “Net effect of swaps.”
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

The table below presents the balances of assets and liabilities measured at fair value as of June 30, 2013, December 31, 2012, and July 1, 2012 on a recurring basis:

	Total	Level 1	Level 2	Level 3
June 30, 2013
(In thousands)
Interest rate swap agreements (1)	$(20,122)	$—	$(20,122)	$—
Interest rate swap agreements (2)	(6,650)	—	(6,650)	—
Net derivative liability	$(26,772)	$—	$(26,772)	$—

December 31, 2012
Interest rate swap agreements (1)	$(32,260)	$—	$(32,260)	$—
Net derivative liability	$(32,260)	$—	$(32,260)	$—

July 1, 2012
Interest rate swap agreements (1)	$(35,146)	$—	$(35,146)	$—
Net derivative liability	$(35,146)	$—	$(35,146)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.7 million as of June 30, 2013.
There were no assets measured at fair value on a non-recurring basis at June 30, 2013 or July 1, 2012, except for as described below.
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
The fair value of term debt at June 30, 2013 was approximately $630.0 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at June 30, 2013 was approximately $913.2 million based on public trading levels as of that date. The fair value of the term debt was based on Level 2 inputs and the notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012	6/30/2013	7/1/2012
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,484	55,481	55,464	55,433	55,446	55,389
Effect of dilutive units:
Unit options and restricted unit awards	152	2	—	—	84	3
Phantom units	186	335	—	—	261	452
Diluted weighted average units outstanding	55,822	55,818	55,464	55,433	55,791	55,844
Net income (loss) per unit - basic	$0.85	$0.66	$(1.11)	$(0.52)	$1.24	$2.11
Net income (loss) per unit - diluted	$0.85	$0.66	$(1.11)	$(0.52)	$1.24	$2.10

The effect of unit options on the three, six and twelve months ended June 30, 2013, had they not been out of the money or antidilutive, would have been zero, 8,900, and 8,500 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, six and twelve months ended July 1, 2012, had they not been out of the money or antidilutive, would have been 66,000, 31,000 and 41,500 units, respectively.

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
As of the second quarter of 2013 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Restatement:

We have made the following correction relating to our use of the composite depreciation method.

This correction, which impacts the Balance Sheet at July 1, 2012 and the Statement of Operations and Other Comprehensive Income for the three, six, and twelve month periods ended July 1, 2012, reflects a subsequent determination that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with responding to an SEC comment letter. We ultimately concluded that such disposition was unusual and that an $8.8 million charge should be reflected in the 2011 financial statements.

The tables below reflect the impact on the financial statements of the correction as described above.

Balance Sheet
(In thousands)	7/1/2012
Accumulated depreciation
As filed	$(1,111,530)
Correction	(8,369)
As restated	$(1,119,899)
Total assets
As filed	$2,141,898
Correction	(8,369)
As restated	$2,133,529
Deferred Tax Liability
As filed	$137,288
Correction	(3,180)
As restated	$134,108
Limited Partners' Equity
As filed	$93,946
Correction	(5,189)
As restated	$88,757

Statements of Operations and Other Comprehensive Income
(In thousands except per unit amounts)	Three months ended	Six months ended	Twelve months ended
	7/1/2012	7/1/2012	7/1/2012
Depreciation and amortization
As filed	$48,330	$52,409	$130,837
Correction	(421)	(421)	(421)
As restated	$47,909	$51,988	$130,416
Loss (gain) on impairment / retirement of fixed assets, net
As filed	$(862)	$(770)	$1,599
Correction	—	—	8,790
As restated	$(862)	$(770)	$10,389
Income (loss) before tax
As filed	$47,543	$(39,411)	$139,267
Correction	421	421	(8,369)
As restated	$47,964	$(38,990)	$130,898
Provision (benefit) for taxes
As filed	$11,221	$(10,318)	$16,970
Correction	160	160	(3,180)
As restated	$11,381	$(10,158)	$13,790
Net income (loss)
As filed	$36,322	$(29,093)	$122,297
Correction	261	261	(5,189)
As restated	$36,583	$(28,832)	$117,108

Basic earnings per limited partner unit:
As filed	$0.65	$(0.52)	$2.21
Correction	0.01	—	(0.10)
As restated	$0.66	$(0.52)	$2.11

Diluted earnings per limited partner unit:
As filed	$0.65	$(0.52)	$2.19
Correction	0.01	—	(0.09)
As restated	$0.66	$(0.52)	$2.10

(12) Changes in Accumulated Other Comprehensive Income by Component:

The following tables reflect the changes in Accumulated other comprehensive income (loss) related to limited partners' equity for the period ended June 30, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and
	Losses on	Foreign
	Cash Flow	Currency
	Hedges	Items	Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive
income before
reclassifications	1,940	1,893	3,833

Amounts reclassified
from accumulated
other comprehensive
income (2)	8,624	—	8,624

Net current-period other
comprehensive income	10,564	1,893	12,457

June 30, 2013	$(15,185)	$(858)	$(16,043)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Interest rate contracts	$10,160	Net effect of swaps
	$10,160	Total before tax
	(1,536)	Provision (benefit) for taxes
	$8,624	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 30, 2013, December 31, 2012, and July 1, 2012 and for the three, six and twelve month periods ended June 30, 2013 and July 1, 2012. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the 2013 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's June 30, 2013, December 31, 2012 and July 1, 2012 balance sheets in the accompanying condensed consolidating financial statements.

The consolidating financial information has been corrected for the information described in Note 11.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$21,745	$27,904	$(6,021)	$43,628
Receivables	2,960	89,760	86,590	517,925	(630,036)	67,199
Inventories	—	4,639	4,182	36,631	—	45,452
Current deferred tax asset	—	23,822	816	3,664	—	28,302
Prepaid advertising	—	9,181	1,579	5,854	—	16,614
Other current assets	620	2,259	487	13,908	—	17,274
	3,580	129,661	115,399	605,886	(636,057)	218,469
Property and Equipment (net)	463,783	994	250,249	835,875	—	1,550,901
Investment in Park	447,080	735,017	129,942	38,992	(1,351,031)	—
Goodwill	9,061	—	119,201	111,218	—	239,480
Other Intangibles, net	—	—	16,880	22,839	—	39,719
Deferred Tax Asset	—	34,028	—	90	(34,118)	—
Intercompany Receivable	874,125	1,123,159	1,165,828	—	(3,163,112)	—
Other Assets	13,605	9,382	7,112	2,227	—	32,326
	$1,811,234	$2,032,241	$1,804,611	$1,617,127	$(5,184,318)	$2,080,895
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$6,300	$6,300	$—	$(12,600)	$6,300
Accounts payable	155,522	208,924	7,971	285,379	(623,457)	34,339
Deferred revenue	—	—	18,719	113,646	—	132,365
Accrued interest	5,189	3,563	15,192	—	—	23,944
Accrued taxes	6,534	458	181	2,848	—	10,021
Accrued salaries, wages and benefits	1	18,642	2,153	9,100	—	29,896
Self-insurance reserves	—	5,535	1,727	17,330	—	24,592
Other accrued liabilities	860	4,421	715	2,793	—	8,789
	174,406	247,843	52,958	431,096	(636,057)	270,246
Deferred Tax Liability	—	—	61,544	126,866	(34,118)	154,292
Derivative Liability	16,039	10,733	—	—	—	26,772
Other Liabilities	—	5,296	—	3,500	—	8,796
Long-Term Debt:
Revolving credit loans	58,000	58,000	58,000	—	(116,000)	58,000
Term debt	622,125	622,125	622,125	—	(1,244,250)	622,125
Notes	901,431	901,431	901,431	—	(1,802,862)	901,431
	1,581,556	1,581,556	1,581,556	—	(3,163,112)	1,581,556

Equity	39,233	186,813	108,553	1,055,665	(1,351,031)	39,233
	$1,811,234	$2,032,241	$1,804,611	$1,617,127	$(5,184,318)	$2,080,895

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$13,974	$27,476	$(5,521)	$35,929
Receivables	—	71,210	64,931	436,324	(529,512)	42,953
Inventories	—	4,861	4,663	41,712	—	51,236
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Prepaid advertising	—	10,181	596	5,473	—	16,250
Income tax refundable	—	—	10,083	—	—	10,083
Other current assets	800	2,971	908	4,660	—	9,339
	800	95,462	95,927	518,979	(535,033)	176,135
Property and Equipment (net)	465,146	1,025	272,511	882,682	—	1,621,364
Investment in Park	471,253	701,181	114,053	21,834	(1,308,321)	—
Intercompany Note Receivable	—	86,362	—	—	(86,362)	—
Goodwill	9,061	—	122,960	111,218	—	243,239
Other Intangibles, net	—	—	17,412	22,837	—	40,249
Deferred Tax Asset	—	43,471	—	—	(43,471)	—
Intercompany Receivable	880,971	1,186,016	1,236,507	—	(3,303,494)	—
Other Assets	24,678	16,454	9,010	2,400	—	52,542
	$1,851,909	$2,129,971	$1,868,380	$1,559,950	$(5,276,681)	$2,133,529
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$108,234	$233,508	$14,320	$217,263	$(535,033)	$38,292
Deferred revenue	—	—	19,946	88,521	—	108,467
Accrued interest	481	195	15,353	—	—	16,029
Accrued taxes	7,083	571	59	3,027	—	10,740
Accrued salaries, wages and benefits	1	26,108	2,410	9,190	—	37,709
Self-insurance reserves	—	4,280	1,771	17,147	—	23,198
Other accrued liabilities	953	4,489	935	2,275	—	8,652
	116,752	269,151	54,794	337,423	(535,033)	243,087
Deferred Tax Liability	—	—	58,162	119,417	(43,471)	134,108
Derivative Liability	21,090	14,056	—	—	—	35,146
Other Liabilities	—	3,621	—	3,500	—	7,121
Intercompany Note Payable	—	—	—	86,362	(86,362)	—
Long-Term Debt:
Revolving credit loans	111,000	111,000	111,000	—	(222,000)	111,000
Term debt	1,140,100	1,140,100	1,140,100	—	(2,280,200)	1,140,100
Notes	400,647	400,647	400,647	—	(801,294)	400,647
	1,651,747	1,651,747	1,651,747	—	(3,303,494)	1,651,747

Equity	62,320	191,396	103,677	1,013,248	(1,308,321)	62,320
	$1,851,909	$2,129,971	$1,868,380	$1,559,950	$(5,276,681)	$2,133,529

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,925	$85,358	$34,954	$326,473	$(129,090)	$361,620
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,994	28,059	—	31,053
Operating expenses	1,408	52,246	15,586	201,134	(129,090)	141,284
Selling, general and administrative	1,222	26,888	3,868	13,789	—	45,767
Depreciation and amortization	12,891	9	6,818	26,314	—	46,032
Loss on impairment / retirement of fixed assets, net	—	—	—	29	—	29
	15,521	79,143	29,266	269,325	(129,090)	264,165
Operating income	28,404	6,215	5,688	57,148	—	97,455
Interest expense (income), net	10,210	7,246	9,843	(1,507)	—	25,792
Net effect of swaps	(1,378)	(895)	—	—	—	(2,273)
Unrealized / realized foreign currency loss	—	—	14,886	—	—	14,886
Other (income) expense	187	(2,128)	583	1,358	—	—
(Income) loss from investment in affiliates	(30,875)	(15,540)	(8,232)	4,649	49,998	—
Net income (loss) before taxes	50,260	17,532	(11,392)	52,648	(49,998)	59,050
Provision (benefit) for taxes	2,870	684	(6,732)	14,838	—	11,660
Net income (loss)	$47,390	$16,848	$(4,660)	$37,810	$(49,998)	$47,390
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,592	—	1,592	—	(1,592)	1,592
Unrealized income on cash flow hedging derivatives	1,679	503	—	—	(503)	1,679
Other comprehensive income, (net of tax)	3,271	503	1,592	—	(2,095)	3,271
Total Comprehensive (Income) loss	$50,661	$17,351	$(3,068)	$37,810	$(52,093)	$50,661

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,745	$77,510	$41,841	$315,637	$(121,127)	$357,606
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,541	28,945	—	32,486
Operating expenses	1,438	52,584	15,935	197,406	(121,127)	146,236
Selling, general and administrative	1,656	24,525	4,295	14,035	—	44,511
Depreciation and amortization	13,531	9	6,985	27,384	—	47,909
Loss (gain) on impairment / retirement of fixed assets, net	(861)	—	(1)	—	—	(862)
	15,764	77,118	30,755	267,770	(121,127)	270,280
Operating income	27,981	392	11,086	47,867	—	87,326
Interest expense, net	13,067	8,084	10,598	(1,515)	—	30,234
Net effect of swaps	(104)	(69)	—	—	—	(173)
Unrealized / realized foreign currency gain	—	—	9,301	—	—	9,301
Other (income) expense	188	(2,041)	512	1,341	—	—
Income from investment in affiliates	(24,476)	(16,973)	(6,955)	(260)	48,664	—
Income (loss) before taxes	39,306	11,391	(2,370)	48,301	(48,664)	47,964
Provision (benefit) for taxes	2,723	(1,876)	(1,322)	11,856	—	11,381
Net income (loss)	$36,583	$13,267	$(1,048)	$36,445	$(48,664)	$36,583
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	481	—	481	—	(481)	481
Unrealized income on cash flow hedging derivatives	(2,370)	(775)	—	—	775	(2,370)
Other comprehensive income (loss), (net of tax)	(1,889)	(775)	481	—	294	(1,889)
Total Comprehensive Income (Loss)	$34,694	$12,492	$(567)	$36,445	$(48,370)	$34,694

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$48,243	$93,729	$35,243	$367,983	$(141,779)	$403,419
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,994	33,096	—	36,090
Operating expenses	2,831	73,852	21,527	261,510	(141,779)	217,941
Selling, general and administrative	2,514	43,501	4,579	16,212	—	66,806
Depreciation and amortization	13,366	18	6,818	30,616	—	50,818
Loss on impairment / retirement of fixed assets, net	36	—	478	115	—	629
	18,747	117,371	36,396	341,549	(141,779)	372,284
Operating income (loss)	29,496	(23,642)	(1,153)	26,434	—	31,135
Interest expense (income), net	20,722	14,923	19,607	(3,737)	—	51,515
Net effect of swaps	4,257	2,681	—	—	—	6,938
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	23,844	—	—	23,844
Other (income) expense	375	(4,516)	1,383	2,758	—	—
(Income) loss from investment in affiliates	41,221	20,100	(4,712)	25,876	(82,485)	—
Income (loss) before taxes	(58,254)	(69,611)	(41,892)	1,537	82,485	(85,735)
Provision (benefit) for taxes	3,482	(16,981)	(15,986)	5,486	—	(23,999)
Net income (loss)	(61,736)	(52,630)	(25,906)	(3,949)	82,485	(61,736)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,893	—	1,893	—	(1,893)	1,893
Unrealized income (loss) on cash flow hedging derivatives	10,564	3,038	—	—	(3,038)	10,564
Other comprehensive income (loss), (net of tax)	12,457	3,038	1,893	—	(4,931)	12,457
Total Comprehensive Income (Loss)	$(49,279)	$(49,592)	$(24,013)	$(3,949)	$77,554	$(49,279)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$45,201	$80,087	$42,107	$343,569	$(125,160)	$385,804
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,541	33,032	—	36,573
Operating expenses	2,773	73,020	21,592	245,296	(125,160)	217,521
Selling, general and administrative	2,988	38,221	5,055	16,231	—	62,495
Depreciation and amortization	14,227	18	6,985	30,758	—	51,988
Loss (gain) on impairment / retirement of fixed assets, net	(779)	—	9	—	—	(770)
	19,209	111,259	37,182	325,317	(125,160)	367,807
Operating income (loss)	25,992	(31,172)	4,925	18,252	—	17,997
Interest expense, net	24,225	14,699	21,001	(2,904)	—	57,021
Net effect of swaps	69	263	(1,475)	—	—	(1,143)
Unrealized / realized foreign currency loss	—	—	1,109	—	—	1,109
Other (income) expense	375	(5,076)	709	3,992	—	—
(Income) loss from investment in affiliates	26,015	6,477	(3,541)	6,803	(35,754)	—
Income (loss) before taxes	(24,692)	(47,535)	(12,878)	10,361	35,754	(38,990)
Provision (benefit) for taxes	4,140	(13,548)	(3,656)	2,906	—	(10,158)
Net income (loss)	$(28,832)	$(33,987)	$(9,222)	$7,455	$35,754	$(28,832)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(688)	—	(688)	—	688	(688)
Unrealized income on cash flow hedging derivatives	(2,031)	(677)	21	—	656	(2,031)
Other comprehensive income (loss), (net of tax)	(2,719)	(677)	(667)	—	1,344	(2,719)
Total Comprehensive Income (loss)	$(31,551)	$(34,664)	$(9,889)	$7,455	$37,098	$(31,551)

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$148,757	$271,778	$133,554	$952,082	$(420,102)	$1,086,069
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,769	84,796	—	94,565
Operating expenses	5,438	177,188	47,798	641,501	(420,102)	451,823
Selling, general and administrative	6,021	91,895	10,659	34,047	—	142,622
Depreciation and amortization	36,799	40	18,032	70,265	—	125,136
(Gain) on sale of other assets	—	—	—	(6,625)	—	(6,625)
Loss on impairment / retirement of fixed assets, net	25,950	—	475	5,310	—	31,735
	74,208	269,123	86,733	829,294	(420,102)	839,256
Operating income	74,549	2,655	46,821	122,788	—	246,813
Interest (income) expense, net	45,022	29,552	39,476	(9,005)	—	105,045
Net effect of swaps	4,050	2,539	—	—	—	6,589
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	13,737	—	—	13,737
Other (income) expense	749	(8,947)	2,694	5,504	—	—
Income from investment in affiliates	(74,816)	(52,527)	(15,768)	(12,687)	155,798	—
Income before taxes	78,369	19,257	6,065	138,976	(155,798)	86,869
Provision (benefit) for taxes	9,417	(13,289)	(8,917)	30,706	—	17,917
Net income	$68,952	$32,546	$14,982	$108,270	$(155,798)	$68,952
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	2,950	—	2,950	—	(2,950)	2,950
Unrealized income on cash flow hedging derivatives	12,735	3,635	—	—	(3,635)	12,735
Other comprehensive income, (net of tax)	15,685	3,635	2,950	—	(6,585)	15,685
Total Comprehensive Income	$84,637	$36,181	$17,932	$108,270	$(162,383)	$84,637

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Twelve Months Ended July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$150,783	$267,882	$138,595	$963,915	$(418,258)	$1,102,917
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,743	86,664	—	97,407
Operating expenses	5,341	175,593	47,795	647,795	(418,258)	458,266
Selling, general and administrative	6,309	88,725	11,892	37,847	—	144,773
Depreciation and amortization	38,843	42	17,976	73,555	—	130,416
Loss (gain) on impairment / retirement of fixed assets, net	15	—	(52)	10,426	—	10,389
	50,508	264,360	88,354	856,287	(418,258)	841,251
Operating income	100,275	3,522	50,241	107,628	—	261,666
Interest expense, net	61,742	24,419	48,119	(3,440)	—	130,840
Net effect of swaps	(9,027)	(121)	(5,569)	—	—	(14,717)
Unrealized / realized foreign currency loss	—	—	14,863	—	—	14,863
Other (income) expense	533	(9,873)	1,602	7,520	—	(218)
(Income) loss from investment in affiliates	(80,137)	(28,421)	(6,557)	6,067	109,048	—
Income (loss) before taxes	127,164	17,518	(2,217)	97,481	(109,048)	130,898
Provision (benefit) for taxes	10,056	(26,630)	7,042	23,322	—	13,790
Net income (loss)	$117,108	$44,148	$(9,259)	$74,159	$(109,048)	$117,108
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	733	—	733	—	(733)	733
Unrealized income (loss) on cash flow hedging derivatives	(3,854)	(4,884)	21	—	4,863	(3,854)
Other comprehensive income (loss), (net of tax)	(3,121)	(4,884)	754	—	4,130	(3,121)
Total Comprehensive Income (Loss)	$113,987	$39,264	$(8,505)	$74,159	$(104,918)	$113,987

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$4,808	$(30,371)	$(4,856)	$44,138	$68,837	$82,556
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	38,056	37,167	(18,274)	17,909	(74,858)	—
Capital expenditures	(38,398)	—	(3,435)	(37,356)	—	(79,189)
Net cash from (for) investing activities	(342)	37,167	(21,709)	(19,447)	(74,858)	(79,189)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	58,000	—	—	—	—	58,000
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Payment of debt issuance costs	(14,312)	(8,014)	(438)	—	—	(22,764)
Term debt payments, including early termination penalties	(655,723)	(462,438)	(14,514)	—	—	(1,132,675)
Distributions (paid) received	(71,350)	1,711	—	—	—	(69,639)
Exercise of limited partnership unit options	—	28	—	—	—	28
Excess tax benefit from unit-based compensation expense	—	(130)	—	—	—	(130)
Net cash from (for) financing activities	(29,466)	(7,240)	(474)	—	—	(37,180)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,389)	—	—	(1,389)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(25,000)	(444)	(28,428)	24,691	(6,021)	(35,202)
Balance, beginning of period	25,000	444	50,173	3,213	—	78,830
Balance, end of period	$—	$—	$21,745	$27,904	$(6,021)	$43,628

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)		Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(75,559)	$47,309		$(12,724)	$44,638	$60,941	$64,605
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	41,361	11,532		(415)	13,984	(66,462)	—
Sale of other assets	1,173	—		—	—	—	1,173
Capital expenditures	(24,266)	—		(13,478)	(27,136)	—	(64,880)
Net cash from (for) investing activities	18,268	11,532		(13,893)	(13,152)	(66,462)	(63,707)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	111,000	—		—	—	—	111,000
Derivative settlement	—	—		(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(9,259)	(6,536)		(205)	—	—	(16,000)
Intercompany (payments) receipts	—	7,482		—	(7,482)	—	—
Distributions (paid) received	(44,450)	92		—	—	—	(44,358)
Capital (contribution) infusion	—	(60,000)	—	60,000	—	—	—
Exercise of limited partnership unit options	—	47		—	—	—	47
Excess tax benefit from unit-based compensation	—	(438)		—	—	—	(438)
Net cash from (for) financing activities	57,291	(59,353)		9,345	(7,482)	—	(199)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—		(294)	—	—	(294)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(512)		(17,566)	24,004	(5,521)	405
Balance, beginning of period	—	512		31,540	3,472	—	35,524
Balance, end of period	$—	$—		$13,974	$27,476	$(5,521)	$35,929

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$210,085	$(47,009)	$29,440	$140,865	$(30,675)	$302,706
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	27,874	(30,140)	(15,735)	(12,174)	30,175	—
Sale of other assets	—	—	—	14,885	—	14,885
Capital expenditures	(47,797)	(8)	(4,404)	(56,786)	—	(108,995)
Net cash for investing activities	(19,923)	(30,148)	(20,139)	(54,075)	30,175	(94,110)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(53,000)	—	—	—	—	(53,000)
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany term debt (payments) receipts	—	86,362	—	(86,362)	—	—
Term debt payments, including early termination penalties	(660,931)	(466,114)	(14,630)	—	—	(1,141,675)
Distributions (paid) received	(115,839)	1,746	—	—	—	(114,093)
Exercise of limited partnership unit options	—	57	—	—	—	57
Payment of debt issuance costs	(14,311)	(8,014)	(433)	—	—	(22,758)
Excess tax benefit from unit-based compensation expense	—	1,517	—	—	—	1,517
Net cash from (for) financing activities	(190,162)	77,157	(585)	(86,362)	—	(199,952)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(945)	—	—	(945)
CASH AND CASH EQUIVALENTS
Net increase for the period	—	—	7,771	428	(500)	7,699
Balance, beginning of period	—	—	13,974	27,476	(5,521)	35,929
Balance, end of period	$—	$—	$21,745	$27,904	$(6,021)	$43,628

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended July 1, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$146,874	$(73,709)	$24,332	$223,401	$(63,983)	$256,915
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(31,801)	(37,181)	(579)	11,099	58,462	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(36,852)	—	(25,832)	(40,701)	—	(103,385)
Net cash from (for) investing activities	(67,480)	(37,181)	(26,411)	(29,602)	58,462	(102,212)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	26,000	—	—	—	—	26,000
Intercompany term debt (payments) receipts	—	183,138	—	(183,138)	—	—
Term debt payments, including early termination penalties	(21,383)	(15,094)	(473)	—	—	(36,950)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Distributions (paid) received	(90,011)	269	—	—	—	(89,742)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Exercise of limited partnership unit options	—	53	—	—	—	53
Excess tax benefit from unit-based compensation	—	(438)	—	—	—	(438)
Net cash from (for) financing activities	(85,394)	107,928	8,354	(183,138)	—	(152,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,203)	—	—	(2,203)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(6,000)	(2,962)	4,072	10,661	(5,521)	250
Balance, beginning of period	6,000	2,962	9,902	16,815	—	35,679
Balance, end of period	$—	$—	$13,974	$27,476	$(5,521)	$35,929

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

Each of our properties is overseen by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources on a property-by-property basis.

Aside from attendance and guest per capita statistics, discrete financial information and operating results are not prepared at the regional level, but rather at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President - Operations, and the park general managers.

Critical Accounting Policies:
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
In the second quarter of 2013, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012 except as noted below.
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
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended June 30, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, six- and twelve-month periods ended June 30, 2013 and July 1, 2012.

	Three months ended		Six months ended		Twelve months ended
	6/30/2013	7/1/2012	6/30/2013	7/1/2012	6/30/2013	7/1/2012
	(13 weeks)	(14 weeks)	(26 weeks)	(26 weeks)	(52 weeks)	(53 weeks)
		(As restated)		(As restated)		(As restated)
	(In thousands)
Net income (loss)	$47,390	$36,583	$(61,736)	$(28,832)	$68,952	$117,108
Interest expense	25,861	30,236	51,624	57,039	105,204	130,927
Interest income	(69)	(2)	(109)	(18)	(159)	(87)
Provision (benefit) for taxes	11,660	11,381	(23,999)	(10,158)	17,917	13,790
Depreciation and amortization	46,032	47,909	50,818	51,988	125,136	130,416
EBITDA	130,874	126,107	16,598	70,019	317,050	392,154
Loss on early extinguishment of debt	—	—	34,573	—	34,573	—
Net effect of swaps	(2,273)	(173)	6,938	(1,143)	6,589	(14,717)
Unrealized foreign currency loss	14,875	8,878	23,756	629	13,946	14,549
Non-cash equity expense	869	568	3,802	2,268	4,799	2,257
Loss (gain) on impairment/retirement of fixed assets, net	29	(862)	629	(770)	31,735	10,389
Gain on sale of other assets	—	—	—	—	(6,625)	—
Terminated merger costs	—	—	—	—	—	150
Refinancing costs	—	—	—	—	—	(195)
Other non-recurring items (as defined)	(297)	444	508	2,165	2,523	6,420
Adjusted EBITDA (1)	$144,077	$134,962	$86,804	$73,168	$404,590	$411,007

(1) As permitted by and defined in the 2013 Credit Agreement

Results of Operations:

Restatement -

We have made the following correction relating to our use of the composite depreciation method.

This correction, which impacts the Balance Sheet at July 1, 2012 and the Statement of Operations and Other Comprehensive Income for the three, six, and 12 month periods ended July 1, 2012, reflects a subsequent determination that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with responding to an SEC comment letter. We ultimately concluded that such disposition was unusual and that an $8.8 million charge should have been reflected in the 2011 financial statements.

Six months ended June 30, 2013

The fiscal six-month period ended June 30, 2013, consisted of a 26-week period and included a total of 917 operating days compared with 26 weeks and 1,001 operating days for the fiscal six-month period ended July 1, 2012. The difference in operating days is due to the sale of a water park in the fourth quarter of 2012, as well as the combining of two parks, Worlds of Fun and Oceans of Fun, into one gate for 2013.

The following table presents key financial information for the six months ended June 30, 2013 and July 1, 2012:

	Six months ended	Six months ended	Increase (Decrease)
	6/30/2013	7/1/2012	$	%
	(26 weeks)	(26 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$403,419	$385,804	$17,615	4.6%
Operating costs and expenses	320,837	316,589	4,248	1.3%
Depreciation and amortization	50,818	51,988	(1,170)	(2.3)%
Loss (gain) on impairment / retirement of fixed assets	629	(770)	1,399	N/M
Operating income	$31,135	$17,997	$13,138	73.0%

Other Data:
Adjusted EBITDA	$86,804	$73,168	$13,636	18.6%
Attendance	8,677	8,729	(52)	(0.6)%
Per capita spending	$42.17	$40.24	$1.93	4.8%
Out-of-park revenues	$48,110	$45,266	$2,844	6.3%

Net revenues for the six months ended June 30, 2013 increased $17.6 million to $403.4 million from $385.8 million during the six months ended July 1, 2012. The increase in revenues reflects a 5%, or $1.93, increase in average in-park guest per capita spending during the first six months of the year when compared with the first six months of 2012. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The increase in per capita reflects a 4% increase in admissions per capita spending and a 5% increase in pure in-park spending, driven largely by improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Additionally, for the six-month period, out-of-park revenues increased 6%, or $2.8 million. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The increase in out-of-park revenues was primarily driven by the strong performance of our resort properties, which saw us drive higher average daily room rates (ADR's) while maintaining or growing occupancy rates. The increase in overall net revenues also reflects a less than 1% decrease in attendance through the first six months of 2013 when compared with the same period a year ago. This decrease in attendance is attributable to the sale of the water park in the fourth quarter of 2012. Excluding the sale of the water park, attendance was comparable to the same period last year.

Revenues for the first six months of the year also reflect the negative impact of exchange rates and the strengthening U.S. dollar on our Canadian operations ($0.2 million) during the period.

For the six-month period in 2013, operating costs and expenses increased 1%, or $4.2 million, to $320.8 million from $316.6 million for the same period in 2012, the net result of a $0.4 million increase in operating expenses and a $4.3 million increase in selling, general and administrative costs. These cost increases were offset slightly by a $0.5 million decrease in cost of goods sold during the period. The $0.4 million increase in operating expenses was due to an increase of approximately $1.5 million in labor costs and a $1.7 million increase in operating supplies. The increase in labor costs was primarily due to increased health-care insurance costs, while operating supplies increased due to new extra-charge attractions, uniforms, and expenses related to the premium benefit offerings. The increase in operating costs was somewhat offset by a reduction in insurance settlements and accruals. The $4.3 million increase in SG&A expenses was due primarily to additional marketing efforts and agency advertising costs, and increased full-time labor costs, largely related to full staffing levels and performance incentives.

Depreciation and amortization expense for the period decreased $1.2 million due to several significant assets being fully depreciated at the end of 2012. For the six-month period of 2013, the loss on impairment/retirement of fixed assets was $0.6 million, reflecting the retirement of assets during the period at several of our properties. After depreciation, amortization, loss (gain) on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period increased $13.1 million to $31.1 million in the first half of 2013 from operating income of $18.0 million in the first half of 2012.

Interest expense for the first half of 2013 was $51.6 million, a decrease of $5.4 million from the first half of 2012. The decrease in interest expense was due to the settlement of our Canadian cross-currency swaps in the first quarter of 2012, the decrease in non-cash amortization expense due to the prior credit agreement, and a decrease in revolver interest due to lower borrowings and a lower average cost due to the March 2013 refinancing.

The net effect of our swaps resulted in a non-cash charge to earnings of $6.9 million for the first half of 2013 compared with a $1.1 million non-cash benefit to earnings in the first half of 2012. The difference reflects the regularly scheduled amortization of amounts in AOCI related to interest rate swaps, the write off of amounts in AOCI related to de-designated interest rate swaps, as well as gains from marking the ineffective designated and de-designated swaps to market. During the current year-to-date period, we also recognized a $23.8 million net charge to earnings for unrealized/realized foreign currency gains, which represented unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Additionally, due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the current year-to-date period.

During the first half of 2013, a benefit for taxes of $24.0 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. During the same six month period in 2012, a $10.2 million benefit for taxes was recorded. Actual cash taxes paid or payable are estimated to be between $14 and $17 million for the 2013 calendar year.

After interest expense and the benefit for taxes, the net loss for the six months ended June 30, 2013 totaled $61.7 million, or $1.11 per diluted limited partner unit, compared with a net loss of $28.8 million, or $0.52 per diluted unit, for the same period a year ago.

For the six-month period, Adjusted EBITDA (as defined in the 2013 Credit Agreement), which we believe is a meaningful measure of our park-level operating results, increased to $86.8 million compared with $73.2 million for the fiscal six-month period ended July 1, 2012. This increase was due to the continued success of our premium benefit offerings and admission sales program, offset slightly by an increase in employee related costs and advertising expenses.

Second Quarter -

The fiscal three-month period ended June 30, 2013, consisted of a 13-week period and included a total of 800 operating days compared with 14 weeks and 905 operating days for the fiscal three-month period ended July 1, 2012. The difference in operating days is due to the sale of a water park in the fourth quarter of 2012 as well as the combining of Worlds of Fun and Oceans of Fun into one gate during 2013.

The following table presents key financial information for the three months ended June 30, 2013 and July 1, 2012:

	Three months ended	Three months ended	Increase (Decrease)
	6/30/2013	7/1/2012	$	%
	(13 weeks)	(14 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$361,620	$357,606	$4,014	1.1%
Operating costs and expenses	218,104	223,233	(5,129)	(2.3)%
Depreciation and amortization	46,032	47,909	(1,877)	(3.9)%
Loss (gain) on impairment / retirement of fixed assets	29	(862)	891	N/M
Operating income	$97,455	$87,326	$10,129	11.6%

Other Data:
Adjusted EBITDA	$144,077	$134,962	$9,115	6.8%
Attendance	7,872	8,225	(353)	(4.3)%
Per capita spending	$42.36	$40.32	$2.04	5.1%
Out-of-park revenues	$37,576	$35,878	$1,698	4.7%

For the quarter ended June 30, 2013, net revenues increased 1%, or $4.0 million, to $361.6 million from $357.6 million in the second quarter of 2012. This increase reflects a 5% increase in average in-park per capita spending and a 5%, or $1.7 million, increase in out-of park revenues, offset slightly by a decrease of 4% in combined attendance. The increase in per capita spending was the result of higher admissions pricing, improvements in our food and beverage programs, and the successful expansion of our in-park premium benefit offerings. The increase in out-of-park revenues was due to the strong performance of our resort properties. The decrease in attendance for the second quarter was the direct result of fewer operating days in the period, the shift of the Easter and Spring Break holidays to the first quarter of 2013, and unfavorable short-term weather trends.

Operating costs and expenses for the quarter decreased 2%, or $5.1 million, to $218.1 million from $223.2 million in the second quarter of 2012, the net result of a $1.4 million decrease in cost of goods sold, a $5.0 million decrease in operating expenses and a $1.3 million increase in SG&A costs. The decrease in cost of goods sold was primarily the result of successful cost-savings initiatives in food and beverage. The $5.0 million decrease in operating expenses was primarily due to lower employee-related costs and maintenance supplies and expenses. The decline in employee related costs was due to the one less week of operations during the second quarter of 2013 compared with the second quarter of 2012, as well as reduced expenses related to the sale of one of our water parks in November 2012. The decline in maintenance supplies was due to the timing of expenses due to the one less week in operations during the second quarter of 2013. The $1.3 million increase in SG&A costs was due to increases in employee-related costs and agency advertising costs, offset somewhat by a decline in professional and administrative costs. The increase in employee-related expenses was due to improvements in staffing levels across the company, as well as an increase in equity-related compensation due to unit price appreciation. Advertising costs increased as a result of additional marketing efforts in the period.

Depreciation and amortization expense for the quarter decreased $1.9 million primarily due to several significant assets reaching the end of their depreciable lives at the end of 2012. After depreciation, amortization, loss (gain) on impairment / retirement of fixed assets, and all other non-cash costs, operating income in the second quarter of 2013 increased $10.1 million to $97.4 million from operating income of $87.3 million in the second quarter of 2012.

Interest expense for the second quarter of 2013 was $25.9 million, representing a $4.4 million decrease from the interest expense for the second quarter of 2012. As mentioned in the six-month discussion above, interest expense decreased primarily due to a reduction in average revolver balance and lower average rates on the revolver, as well as a reduction in non-cash deferred loan fee amortization resulting from the write-off of fees related to our prior credit agreement.

During the 2013 second quarter, the net effect of our swaps resulted in a $2.3 million non-cash benefit to earnings, compared to a non-cash benefit to earnings of $0.2 million in the second quarter of 2012. The net effect of swaps reflects the regularly scheduled amortization of amounts in AOCI related to the swaps and ineffective fair value movements in our derivative portfolio. During the 2013 second quarter, we also recognized a $14.9 million net charge to earnings for unrealized/realized foreign currency losses related to an unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property.

During the quarter, a provision for taxes of $11.7 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $11.4 million in the same period a year ago. After interest expense and the provision for taxes, net income for the quarter totaled $47.4 million, or $0.85 per diluted limited partner unit, compared with net income of $36.6 million, or $0.66 per diluted unit, for the second quarter a year ago.

For the current quarter, Adjusted EBITDA increased to $144.1 million from $135.0 million for the fiscal second quarter of 2012. The approximate $9.1 million increase in Adjusted EBITDA was primarily due to incremental revenues resulting primarily from higher average guest per capita spending, as well as increases in out-of-park revenues in the quarter. Adjusted EBITDA in the second quarter also benefited from a reduction in operating expenses in the period, due to one less week of operations and one less water park in operation.

Twelve Months Ended June 30, 2013 -

The fiscal twelve-month period ended June 30, 2013, consisted of a 52-week period and 2,298 operating days compared with 53 weeks and 2,492 operating days for the fiscal twelve-month period ended July 1, 2012. The difference in operating days was due primarily to an extra week of operations in the twelve month period ending July 1, 2012.

The following table presents key financial information for the twelve months ended June 30, 2013 and July 1, 2012:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	6/30/2013	7/1/2012	$	%
	(52 weeks)	(53 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$1,086,069	$1,102,917	$(16,848)	(1.5)%
Operating costs and expenses	689,010	700,446	(11,436)	(1.6)%
Depreciation and amortization	125,136	130,416	(5,280)	(4.0)%
(Gain) on sale of other assets	(6,625)	—	(6,625)	N/M
Loss on impairment/retirement of fixed assets	31,735	10,389	21,346	N/M
Operating income	$246,813	$261,666	$(14,853)	(5.7)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$404,590	$411,007	$(6,417)	(1.6)%
Adjusted EBITDA margin	37.3%	37.3%	—	—%
Attendance	23,248	24,934	(1,686)	(6.8)%
Per capita spending	$42.67	$40.40	$2.27	5.6%
Out-of-park revenues	$119,611	$124,394	(4,783)	(3.8)%

Net revenues totaled $1,086.1 million for the twelve months ended June 30, 2013, decreasing $16.8 million, from $1,102.9 million for the trailing twelve months ended July 1, 2012. The 2% decrease in revenues for the twelve-month period was primarily due to the extra week of operations in the prior year's twelve month period. For the current twelve month period, in-park guest per capita spending increased 6%, on stronger admissions per capita spending and improved pure in-park spending, which was driven largely by improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Attendance for the period decreased between years due primarily to the extra week of operations in the twelve-month period ended July 1, 2012. The decrease in net revenues for the twelve months ended June 30, 2013 also reflects the negative impact of currency exchange rates and the weakening Canadian dollar on our Canadian operations (approximately $3.7 million) during the period.

Operating costs and expenses decreased $11.4 million, or 2%, to $689.0 million, in large part due to one less week of operations in the current twelve-month period, and were in line with expectations. The decrease in costs and expenses reflects a $2.8 million decrease in cost of goods sold, a $6.4 million decrease in operating expenses, and a $2.2 decrease in SG&A costs. The overall decrease in costs and expenses also reflects the impact of exchange rates on our Canadian operations ($0.6 million) during the period.

Loss on impairment/retirement of fixed assets, net, during the period totaled $31.7 million, which reflects a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom along with losses on other retirements. During the twelve-month period ended June 30, 2013, two non-core assets were sold at gains totaling $6.6 million. During the twelve-month period ended July 1, 2012, a charge of $10.4 million for the retirement of fixed assets was recorded, which includes the retirement of the asset as described in Note 11 to the financial statements.

Depreciation and amortization expense for the period decreased $5.3 million compared with the prior period due primarily to several significant assets being fully depreciated at the end of 2012. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for the current period decreased $14.9 million to $246.8 million from $261.7 million.

Interest expense for the twelve months ended June 30, 2013 decreased $25.7 million to $105.2 million, from $130.9 million for the same twelve-month period a year ago. The reduction in interest expense was primarily attributable to an approximate 300 basis point (bps) decline in our effective interest rate, the result of lower fixed rates on London InterBank Offered Rate (LIBOR) within our interest-rate swap contracts. Additionally during the current period, the average outstanding balance of the revolver, as well as the average borrowing rate on the revolver, both declined resulting in lower interest expense.

During the current twelve-month period, the net effect of our interest rate swaps was recorded as a charge to earnings of $6.6 million compared to a benefit to earnings of $14.7 million in the prior twelve-month period. The difference reflects the regularly scheduled amortization of amounts in AOCI and write-off of amounts related to de-designated swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During the current period, we also recognized a $13.7 million charge to earnings for unrealized/realized foreign currency losses, which included a $13.9 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $17.9 million was recorded in the period for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $13.8 million in twelve-month period ended July 1, 2012 for the tax attributes of our corporate subsidiaries and PTP taxes.

After interest expense and provision for taxes, net income for the period totaled $69.0 million, or $1.24 per diluted limited partner unit, compared with net income of $117.1 million, or $2.10 per diluted unit, a year ago.

As discussed above, the current twelve-month results include one less week of operations due to the timing of the second quarter fiscal close. Comparing the twelve-month periods for both 2013 and 2012 on a 52-week basis, net revenues would be up approximately $37.3 million, or 4%, on increases in both average in-park guest per capita spending and out-of- park revenues, partially offset by a slight decline in attendance. The increase in average in-park guest per capita spending is primarily due to higher admissions per capita spending and improved pure in-park spending, which was driven largely by improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Out-of-park revenues would have increased $0.7 million primarily due to an increase in transaction fees from on-line ticket sales. Attendance for the comparable period would have decreased 404,000 visits, primarily due to soft attendance during the fourth quarter of 2012 compared with the fourth quarter of 2011.

On a comparable 52-week basis, operating costs and expenses would have increased approximately $10.1 million, the net result of a $1.7 million increase in cost of goods sold, a $7.4 million increase in operating expenses and a $1.0 million increase in SG&A costs. The increase in operating expenses was primarily attributable to an increase in employment-related expenses of $7.0 million, a $4.7 million increase in operating supply costs, a $1.9 million increase in property and other non-income taxes, and a $1.4 million increase in utility costs. Somewhat offsetting these operating-expense increases were decreases in maintenance expenses of $5.0 million and insurance expenses of $3.3 million. The increase in employment-related costs was largely due to higher benefit costs and increased seasonal labor hours resulting from expanded operating hours at several parks, the introduction of additional attractions and guest services at our parks. Operating supply costs increased due largely to the introduction of new extra-charge attractions and incremental expenses related to our expanded premium benefit offerings. Property taxes increased due to the timing of the receipt of a refund at one of our parks in the trailing-twelve-month period ended July 1, 2012, while utility costs increased primarily due to rate increases and the addition of new rides and attractions at the parks. The increase in SG&A costs for the period reflects a $3.1 million increase in employment-related costs due to higher staffing levels and bonus plans tied to company performance, a $1.9 million increase in advertising costs related to the transition to a new advertising agency, and a $1.3 million increase in operating supplies, largely related to the expansion of our e-commerce platform. Somewhat offsetting these cost increases was a $4.6 million decrease in professional and administrative costs primarily due to reductions in litigation expenses and consulting fees in the period.

Adjusted EBITDA for the twelve-month period ended June 30, 2013, decreased $6.4 million, or 2%, to $404.6 million. This decrease was due to the one fewer operating week in the current twelve-month period. On a same-week basis, Adjusted EBITDA for the twelve-month period would have increased approximately $26.1 million, or 7%. On a same-week basis, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased 120 bps to 37.3% from 36.1% for the twelve-month period ended June 30, 2013, primarily due to an increase in revenues resulting from the continued success of our new premium benefit offerings and the admission pricing program combined with continued focus on controlling operating costs.

July 2013 -

Based on preliminary results, through August 4, 2013, net revenues were approximately $712 million, up 5%, or $36 million, compared with $676 million for the same period last year. The increase was a result of an approximate 5%, or $2.24, increase in average in-park guest per capita spending to $43.47, and a 7%, or $5 million increase in out-of-park revenues to $78 million. These increases were slightly offset by a less than one percent, or 52,000-visit, decrease in attendance to 15.0 million visits. Excluding the water park sold in 2012, attendance was up 1%, or 75,000 visits, when compared with this time last year.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2013 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.2 at June 30, 2013 reflects the impact of our seasonal business. Cash, receivables and inventories are at normal seasonal levels and credit facilities are in place to fund current liabilities.

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
At the end of the quarter, we had a total of $628.4 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $901.4 million of fixed-rate debt (including OID), $58.0 million outstanding borrowings under our revolving credit facility, and cash on hand of $43.6 million. After letters of credit, which totaled $16.4 million at June 30, 2013, we had $180.6 million of available borrowings under the revolving credit facility under the 2013 Credit Agreement.
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
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, and accordingly, the May 2011 swaps are now over hedged. On March 4, 2013, we entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps, and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The September 2010 swaps, the March 2011 swaps, and the March 2013 swaps were jointly designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.33%. At the time of the de-designation, the fair market value of the September 2010 swaps and March 2011 swaps was $22.2 million, which will be amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations.
At June 30, 2013, the fair market value of the September 2010 swaps, the March 2011 swaps and the March 2013 swaps was a liability of $20.1 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet. The May 2011 swaps had a fair market value of $6.7 million as of June 30, 2013 and was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The following table presents our September 2010 swaps, March 2011 swaps, May 2011 swaps, and March 2013 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	2.27%	50,000	2.54%
	75,000	2.30%	30,000	2.54%
	50,000	2.29%	70,000	2.54%
	150,000	2.43%	50,000	2.54%
	50,000	2.29%
	50,000	2.43%
	25,000	2.30%
Total $'s / Average Rate	$600,000	2.33%	$200,000	2.54%

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason, including a decline in operating results due to economic or weather conditions, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the second quarter of 2013, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will remain at that level through the end of the first quarter in 2014 and will decrease each second quarter beginning in the second quarter of 2014. Based on our trailing-twelve-month results ending June 30, 2013, our Consolidated Leverage Ratio was 3.81x, providing $157.0 million of EBITDA cushion on the ratio at the end of the second quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of June 30, 2013.
The 2013 Credit Agreement allows restricted payments of up to $60 million so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.
At June 30, 2013, the notes maturing in 2018 have more restrictive covenants than the 2021 notes. The terms of the indenture governing our 2018 notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2013 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on May 8, 2013, we announced the declaration of a distribution of $0.625 per limited partner unit, which was paid on June 17, 2013, and on August 8, 2013 we announced the declaration of a distribution of $0.625 per limited partner unit, payable September 16, 2013.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 30, 2013. We have no other significant off-balance sheet financing arrangements.

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
As of June 30, 2013, we had $901.4 million of fixed-rate senior unsecured notes and $628.4 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $35 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $0.7 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.9 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2013, the Partnership's management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures under supervision of management, and with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2013.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement.  In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause.  That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated. On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas  (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette. On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the  Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013 the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's  order regarding the reinstatement of Mr. Falfas' employment and  affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  On June 3, 2013 the Company  filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013 Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  The Supreme Court will review the jurisdictional memoranda filed and determine whether to accept the appeal and decide the case on the merits. The Partnership believes the liability recorded as of June 30, 2013 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 8, 2013	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	August 8, 2013	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes