Form 10-Q
period 2013-09-29
CEDAR FAIR L P
filed 2013-11-07
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of November 1, 2013
Units Representing Limited Partner Interests	55,715,198

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/29/2013	12/31/2012	9/30/2012
ASSETS			(As restated)
Current Assets:
Cash and cash equivalents	$183,482	$78,830	$96,102
Receivables	42,534	18,192	29,357
Inventories	29,316	27,840	33,593
Current deferred tax asset	8,185	8,184	10,345
Income tax refundable	662	—	10,454
Other current assets	8,964	8,060	7,443
	273,143	141,106	187,294
Property and Equipment:
Land	298,589	303,348	309,257
Land improvements	351,731	339,081	347,631
Buildings	584,066	584,854	581,513
Rides and equipment	1,506,895	1,450,231	1,490,289
Construction in progress	18,990	28,971	10,898
	2,760,271	2,706,485	2,739,588
Less accumulated depreciation	(1,245,597)	(1,162,213)	(1,183,589)
	1,514,674	1,544,272	1,555,999
Goodwill	241,936	246,221	247,663
Other Intangibles, net	40,025	40,652	40,865
Other Assets	31,269	47,614	50,171
	$2,101,047	$2,019,865	$2,081,992
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$—	$—
Accounts payable	21,877	10,734	22,596
Deferred revenue	37,627	39,485	34,682
Accrued interest	10,253	15,512	7,012
Accrued taxes	39,393	17,813	52,404
Accrued salaries, wages and benefits	39,621	24,836	36,219
Self-insurance reserves	24,088	23,906	23,092
Other accrued liabilities	7,618	5,916	10,843
	186,777	138,202	186,848
Deferred Tax Liability	157,603	153,792	140,113
Derivative Liability	31,646	32,260	34,708
Other Liabilities	9,073	8,980	7,380
Long-Term Debt:
Term debt	622,125	1,131,100	1,131,100
Notes	901,606	401,080	400,676
	1,523,731	1,532,180	1,531,776
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	2	1	1
Limited partners, 55,714, 55,618 and 55,519 units outstanding at September 29, 2013, December 31, 2012 and September 30, 2012, respectively	206,428	177,660	207,933
Accumulated other comprehensive loss	(19,503)	(28,500)	(32,057)
	192,217	154,451	181,167
	$2,101,047	$2,019,865	$2,081,992

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/29/2013	9/30/2012	9/29/2013	9/30/2012	9/29/2013	9/30/2012
Net revenues:		(As restated)		(As restated)		(As restated)
Admissions	$339,655	$319,607	$562,214	$533,143	$641,140	$624,030
Food, merchandise and games	180,408	171,336	316,940	305,203	353,951	347,374
Accommodations and other	72,013	62,502	116,341	100,903	129,609	112,690
	592,076	553,445	995,495	939,249	1,124,700	1,084,094
Costs and expenses:
Cost of food, merchandise and games revenues	45,843	47,353	81,933	83,926	93,055	96,002
Operating expenses	170,394	163,311	388,335	380,832	458,906	460,125
Selling, general and administrative	58,727	52,993	125,533	115,488	148,356	145,788
Depreciation and amortization	57,495	60,223	108,313	112,211	122,408	127,191
Gain on sale of other assets	(8,743)	—	(8,743)	—	(15,368)	—
Loss on impairment / retirement of fixed assets, net	1,637	25,000	2,266	24,230	8,372	34,509
	325,353	348,880	697,637	716,687	815,729	863,615
Operating income	266,723	204,565	297,858	222,562	308,971	220,479
Interest expense	25,529	26,863	77,153	83,902	103,870	116,437
Net effect of swaps	1,377	(175)	8,315	(1,318)	8,141	(10,930)
Loss on early debt extinguishment	—	—	34,573	—	34,573	—
Unrealized/realized foreign currency (gain) loss	(8,615)	(15,035)	15,229	(13,926)	20,157	(18,721)
Other income	(17)	(13)	(126)	(31)	(163)	(68)
Income before taxes	248,449	192,925	162,714	153,935	142,393	133,761
Provision for taxes	58,025	51,912	34,026	41,754	24,030	27,858
Net income	190,424	141,013	128,688	112,181	118,363	105,903
Net income allocated to general partner	2	1	1	1	1	1
Net income allocated to limited partners	$190,422	$141,012	$128,687	$112,180	$118,362	$105,902

Net income	$190,424	$141,013	$128,688	$112,181	$118,363	$105,903
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(699)	(563)	1,194	(1,251)	2,814	(2,672)
Unrealized income (loss) on cash flow hedging derivatives	(2,761)	(234)	7,803	(1,798)	9,740	(397)
Other comprehensive income (loss), (net of tax)	(3,460)	(797)	8,997	(3,049)	12,554	(3,069)
Total comprehensive income	$186,964	$140,216	$137,685	$109,132	$130,917	$102,834
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,485	55,611	55,472	55,473	55,460	55,440
Net income per limited partner unit	$3.43	$2.54	$2.32	$2.02	$2.13	$1.91
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,863	55,992	55,803	55,848	55,804	55,887
Net income per limited partner unit	$3.41	$2.52	$2.31	$2.01	$2.12	$1.89
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013
(In thousands)

Nine months ended
9/29/13
Limited Partnership Units Outstanding
Beginning balance	55,618
Limited partnership unit options exercised	3
Issuance of limited partnership units as compensation	93
55,714
Limited Partners’ Equity
Beginning balance	$177,660
Net income	128,687
Partnership distribution declared ($1.88 per limited partnership unit)	(104,458)
Expense recognized for limited partnership unit options	680
Limited partnership unit options exercised	43
Tax effect of units involved in option exercises and treasury unit transactions	(148)
Issuance of limited partnership units as compensation	3,964
206,428
General Partner’s Equity
Beginning balance	1
Net income	1
2
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(2,751)
Current period activity, net of tax ($689)	1,194
(1,557)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,749)
Current period activity, net of tax ($1,125)	7,803
(17,946)
(19,503)
Total Partners’ Equity	$192,217

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended		Twelve months ended
	9/29/2013	9/30/2012	9/29/2013	9/30/2012
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES		(As restated)		(As restated)
Net income	$128,688	112,181	$118,363	$105,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	108,313	112,211	122,408	127,191
Loss on early debt extinguishment	34,573	—	34,573	—
Loss on impairment / retirement of fixed assets, net	2,266	24,230	8,372	34,509
Gain on sale of other assets	(8,743)	—	(15,368)	—
Net effect of swaps	8,315	(1,318)	8,141	(10,930)
Non-cash expense (income)	23,875	(3,006)	32,245	(608)
Net change in working capital	16,031	23,243	(6,769)	7,940
Net change in other assets/liabilities	3,637	9,203	22,883	8,549
Net cash from operating activities	316,955	276,744	324,848	272,554
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	15,297	1,173	30,182	1,173
Capital expenditures	(97,534)	(75,810)	(116,761)	(93,120)
Net cash for investing activities	(82,237)	(74,637)	(86,579)	(91,947)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	630,000	—	630,000	—
Note borrowings	500,000	—	500,000	—
Derivative settlement	—	(50,450)	—	(50,450)
Term debt payments, including early termination penalties	(1,132,675)	(25,000)	(1,132,675)	(25,000)
Distributions paid to partners	(104,458)	(66,565)	(126,706)	(105,308)
Exercise of limited partnership unit options	43	47	43	53
Payment of debt issuance costs	(22,812)	—	(22,812)	(723)
Excess tax benefit from unit-based compensation expense	(148)	(454)	1,515	(454)
Net cash for financing activities	(130,050)	(142,422)	(150,635)	(181,882)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(16)	893	(254)	1,065
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	104,652	60,578	87,380	(210)
Balance, beginning of period	78,830	35,524	96,102	96,312
Balance, end of period	$183,482	$96,102	$183,482	$96,102
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$78,852	$86,018	$94,717	$114,470
Interest capitalized	1,175	1,984	1,406	2,951
Cash payments for income taxes, net of refunds	11,746	8,761	4,768	8,876
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 29, 2013 and September 30, 2012 to accompany the quarterly results. Because amounts for the fiscal twelve months ended September 29, 2013 include actual 2012 season operating results, they may not be indicative of 2013 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 29, 2013 and September 30, 2012 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2012, which were included in the Form 10-K/A filed on May 10, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K/A referred to above.
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
Historically, the Partnership had used the composite depreciation method for land improvements, buildings, rides and equipment for the group of assets acquired as a whole in 1983, as well as for the group of like assets of each subsequent business acquisition. The unit method was only used for individual assets purchased. Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the net book value of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.
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
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended September 29, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement. The Partnership adopted this guidance during the first quarter of 2013 and it did not impact its consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

•	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors.

•	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. The Partnership does not anticipate this guidance having a material impact on its consolidated financial statements.

On July 17, 2013, the FASB issued ASU 2013-10 "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)". The ASU amends ASC 815 to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision from ASC 815-20-25-6 that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The ASU is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 (i.e., the ASU’s issuance date), and for hedging relationships redesignated on or after that date. The Partnership adopted this guidance in the third quarter and no material impact on its financial statements occurred.

On July 18, 2013, the FASB issued ASU 2013-11 "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)". The ASU provides guidance on financial statement presentation of an unrecognized tax benefit ("UTB") when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset ("DTA") for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when:

•
An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position.

•	The entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).

If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. The ASU’s amendments are effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The Partnership does not anticipate this guidance having a material impact on its consolidated financial statements.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, three separately gated outdoor water parks, one indoor water park and five hotels. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year.
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

The Partnership estimates fair value of operating assets using an income, market, and/or cost approach. The income approach uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The cost approach is based on the amount currently required to replace the service capacity of an asset adjusted for obsolescence. If the implied fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

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
The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2012 and no impairment was indicated. In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. The Partnership adopted this guidance during the first quarter of 2012 and it did not impact its consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which allows an entity the option to first assess qualitatively whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The revised standard is effective for annual impairment testing performed for fiscal years beginning after September 15, 2012, however early adoption was permitted. The Partnership adopted this guidance during the third quarter of 2012 and it did not impact its consolidated financial statements.
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 29, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(4,285)	—	(4,285)
Balance at September 29, 2013	$321,804	$(79,868)	$241,936

At September 29, 2013, December 31, 2012, and September 30, 2012 the Partnership’s other intangible assets consisted of the following:

September 29, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,615	$—	$39,615
License / franchise agreements	799	389	410
Total other intangible assets	$40,414	$389	$40,025

December 31, 2012
(In thousands)
Other intangible assets:
Trade names	$40,222	$—	$40,222
License / franchise agreements	790	360	430
Total other intangible assets	$41,012	$360	$40,652

September 30, 2012
(In thousands)
Other intangible assets:
Trade names	$40,425	$—	$40,425
License / franchise agreements	790	350	440
Total other intangible assets	$41,215	$350	$40,865
Amortization expense of other intangible assets for the nine months ended September 29, 2013 and September 30, 2012 was $29,000 and $29,000, respectively. The estimated amortization expense for the remainder of 2013 is $10,000. Estimated amortization expense is expected to total less than $50,000 in each year from 2013 through 2017.

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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio is set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA and will remain at that level through the end of the first quarter in 2014, and the ratio will decrease each second quarter beginning with the second quarter of 2014. As of September 29, 2013, the Partnership’s Consolidated Leverage Ratio was 3.57x, providing $184.1 million of consolidated EBITDA cushion on the ratio as of the end of the third quarter. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of September 29, 2013.

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

(6) Derivative Financial Instruments:
Derivative financial instruments are used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks. By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, the Partnership is exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that the Partnership believes poses minimal credit risk.
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
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, resulting in no hedging relationship for these swaps. On March 4, 2013, the Partnership entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps (together referred to as the "Combination Swaps"), and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The Combination Swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.331%. At the time of the de-designation, the fair market value of the September 2010 swaps and March 2011 swaps was $22.2 million. Amounts in Accumulated Other Comprehensive Income (“AOCI”) at the time of de-designation related to these swaps was $26.1 million. This amount is being amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations. During the third quarter of 2013, the Combination Swaps were de-designated as the hedge effectiveness testing indicated that these swaps would be ineffective throughout the remaining periods until maturity. This de-designation had no effect on the unaudited condensed consolidated statements of operations as previous amounts recorded in AOCI had already been accounted for on March 6, 2013.
During the third quarter of 2013, the Partnership entered into three forward-starting interest rate swap agreements ("2013 forwards") that will effectively convert $400 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 3.00%.
The fair market value of the derivative portfolio at September 29, 2013 was a liability of $31.6 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
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

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 29, 2013	December 31, 2012	September 30, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(5,483)	$(32,260)	$(34,708)
Total derivatives designated as hedging instruments		$(5,483)	$(32,260)	$(34,708)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(26,163)	$—	$—
Total derivatives not designated as hedging instruments		$(26,163)	$—	$—
Net derivative liability		$(31,646)	$(32,260)	$(34,708)

The following table presents our 2013 forwards which mature December 31, 2018, and the Combination Swaps and May 2011 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	3.00%	$200,000	2.27%
	100,000	3.00%	150,000	2.43%
	100,000	3.00%	75,000	2.30%
			70,000	2.54%
			50,000	2.54%
			50,000	2.54%
			50,000	2.43%
			50,000	2.29%
			50,000	2.29%
			30,000	2.54%
			25,000	2.30%
Total $'s / Average Rate	$400,000	3.00%	$800,000	2.38%

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended September 29, 2013 and September 30, 2012:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	9/29/13	9/30/12		9/29/13	9/30/12		9/29/13	9/30/12
Interest rate swaps	$(5,483)	$438	Interest Expense	$—	$(2,990)	Net effect of swaps	$—	$—

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/29/13	9/30/12
Interest rate swaps (1)	Net effect of swaps	609	—
		$609	$—

(1)	The May 2011 interest rate swaps were de-designated in March 2013. The Combination Swaps were de-designated in July 2013.
During the quarter ended September 29, 2013, in addition to gains of $0.6 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a charge to earnings of $1.4 million recorded in “Net effect of swaps.”

For the three-month period ended September 30, 2012, $0.2 million of income representing the amortization of amounts in AOCI was recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The effect of this amortization resulted in a benefit to earnings of $0.2 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the nine-month periods ended September 29, 2013 and September 30, 2012:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended		Nine months ended	Nine months ended		Nine months ended	Nine months ended
	9/29/13	9/30/12		9/29/13	9/30/12		9/29/13	9/30/12
Interest rate swaps	$(3,217)	$(2,308)	Interest Expense	$(2,797)	$(9,004)	Net effect of swaps	$3,703	$—

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/29/13	9/30/12
Cross-currency swaps (1)	Net effect of swaps	$—	$(4,999)
Foreign currency swaps	Net effect of swaps	—	6,278
Interest rate swaps (2)	Net effect of swaps	130	—
		$130	$1,279

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013. The Combination Swaps were de-designated in July 2013.
During the nine-month period ended September 29, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.1 million gain on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $4.3 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the period. The effect of these amounts resulted in a charge to earnings of $8.3 million recorded in “Net effect of swaps.”

For the nine-month period ended September 30, 2012, in addition to the $1.3 million gain recognized in income on the ineffective portion of derivatives noted in the tables above, $0.2 million of expense representing the amortization of amounts in AOCI for the swaps and $0.2 million of foreign currency gain in the period related to the U.S. dollar denominated Canadian term loan were recorded in “Net effect of swaps” in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings of $1.3 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended September 29, 2013 and September 30, 2012:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	9/29/13	9/30/12		9/29/13	9/30/12		9/29/13	9/30/12
Interest rate swaps	$(769)	$(873)	Interest Expense	$(5,820)	$(12,027)	Net effect of swaps	$3,703	$4,797

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		9/29/13	9/30/12
Cross-currency swaps (1)	Net effect of swaps	—	(4,483)
Foreign currency swaps	Net effect of swaps	—	10,129
Interest rate swaps (2)	Net effect of swaps	$130	$—
		$130	$5,646

(1)	The cross-currency swaps became ineffective and were de-designated in August 2009.

(2)	The May 2011 interest rate swaps were de-designated in March 2013. The Combination Swaps were de-designated in July 2013.
In addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.1 million gain recognized in income on the ineffective portion of derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $4.1 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended September 29, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $8.1 million recorded in “Net effect of swaps.”
For the twelve-month period ending September 30, 2012, in addition to the $4.8 million gain recognized in income on the ineffective portion of derivatives designated as derivatives and $5.6 million of gain recognized in income on the ineffective portion of derivatives not designated as derivatives noted in the tables above, $0.1 million of income representing the amortization of amounts in AOCI for the swaps and a $0.4 million foreign currency gain in the twelve month period related to the U.S. dollar denominated Canadian term loan was recorded during the trailing twelve months ended September 30, 2012 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $10.9 million recorded in “Net effect of swaps.”

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

The table below presents the balances of assets and liabilities measured at fair value as of September 29, 2013, December 31, 2012, and September 30, 2012 on a recurring basis:

	Total	Level 1	Level 2	Level 3
September 29, 2013
(In thousands)
Interest rate swap agreements (1)	$(5,483)	$—	$(5,483)	$—
Interest rate swap agreements (2)	(26,163)	—	(26,163)	—
Net derivative liability	$(31,646)	$—	$(31,646)	$—

December 31, 2012
Interest rate swap agreements (1)	$(32,260)	$—	$(32,260)	$—
Net derivative liability	$(32,260)	$—	$(32,260)	$—

September 30, 2012
Interest rate swap agreements (1)	$(34,708)	$—	$(34,708)	$—
Net derivative liability	$(34,708)	$—	$(34,708)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.9 million as of September 29, 2013.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.
There were no assets measured at fair value on a non-recurring basis at September 29, 2013 or September 30, 2012, except for as described below.
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
The fair value of term debt at September 29, 2013 was approximately $627.6 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at September 29, 2013 was approximately $922.0 million based on public trading levels as of that date. The fair value of the term debt was based on Level 2 inputs and the notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/29/2013	9/30/2012	9/29/2013	9/30/2012	9/29/2013	9/30/2012
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,485	55,611	55,472	55,473	55,460	55,440
Effect of dilutive units:
Unit options and restricted unit awards	189	45	146	42	120	31
Phantom units	189	336	185	333	224	416
Diluted weighted average units outstanding	55,863	55,992	55,803	55,848	55,804	55,887
Net income per unit - basic	$3.43	$2.54	$2.32	$2.02	$2.13	$1.91
Net income per unit - diluted	$3.41	$2.52	$2.31	$2.01	$2.12	$1.89

The effect of unit options on the three, nine and twelve months ended September 29, 2013, had they not been out of the money or antidilutive, would have been zero, 7,000, and 4,000 units, respectively. The effect of out-of-the-money and/or antidilutive unit options on the three, nine and twelve months ended September 30, 2012, had they not been out of the money or antidilutive, would have been 66,000, 34,000 and 36,000 units, respectively.

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
As of the third quarter of 2013 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Restatement:

The Partnership has made the following correction relating to its use of the composite depreciation method.

This correction, which impacts the Balance Sheet at September 30, 2012 and the Statement of Operations and Other Comprehensive Income for the three-, nine-, and twelve-month periods ended September 30, 2012, reflects a subsequent determination that a disposition from the Partnership's composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, the Partnership's initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal, was reviewed in connection with a response to an SEC comment letter. The Partnership ultimately concluded that such disposition was unusual and that an $8.8 million charge should be reflected in the 2011 financial statements.

The tables below reflect the impact on the financial statements of the correction as described above.

Balance Sheet
(In thousands)	9/30/2012
Accumulated depreciation
As filed	$(1,175,744)
Correction	(7,845)
As restated	$(1,183,589)
Total assets
As filed	$2,089,837
Correction	(7,845)
As restated	$2,081,992
Deferred Tax Liability
As filed	$143,094
Correction	(2,981)
As restated	$140,113
Limited Partners' Equity
As filed	$212,797
Correction	(4,864)
As restated	$207,933

Statements of Operations and Other Comprehensive Income
(In thousands except per unit amounts)	Three months ended	Nine months ended	Twelve months ended
	9/30/2012	9/30/2012	9/30/2012
Depreciation and amortization
As filed	$60,747	$113,156	$128,136
Correction	(524)	(945)	(945)
As restated	$60,223	$112,211	$127,191
Loss (gain) on impairment / retirement of fixed assets, net
As filed	$25,000	$24,230	$25,719
Correction	—	—	8,790
As restated	$25,000	$24,230	$34,509
Income (loss) before tax
As filed	$192,401	$152,990	$141,606
Correction	524	945	(7,845)
As restated	$192,925	$153,935	$133,761
Provision (benefit) for taxes
As filed	$51,713	$41,395	$30,839
Correction	199	359	(2,981)
As restated	$51,912	$41,754	$27,858
Net income (loss)
As filed	$140,688	$111,595	$110,767
Correction	325	586	(4,864)
As restated	$141,013	$112,181	$105,903

Basic earnings per limited partner unit:
As filed	$2.53	$2.01	$2.00
Correction	0.01	0.01	(0.09)
As restated	$2.54	$2.02	$1.91

Diluted earnings per limited partner unit:
As filed	$2.51	$2.00	$1.98
Correction	0.01	0.01	(0.09)
As restated	$2.52	$2.01	$1.89

(12) Changes in Accumulated Other Comprehensive Income (Loss) by Component:

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-, nine-, and twelve-month periods ended September 29, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 30, 2013	$(15,185)	$(858)	$(16,043)

Other comprehensive income before reclassifications	(4,440)	(699)	(5,139)

Amounts reclassified from accumulated other comprehensive income (2)	1,679	—	1,679

Net current-period other comprehensive income	(2,761)	(699)	(3,460)

September 29, 2013	$(17,946)	$(1,557)	$(19,503)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive income before reclassifications	(2,500)	1,194	(1,306)

Amounts reclassified from accumulated other comprehensive income (2)	10,303	—	10,303

Net current-period other comprehensive income	7,803	1,194	8,997

September 29, 2013	$(17,946)	$(1,557)	$(19,503)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at September 30, 2012	$(27,686)	$(4,371)	$(32,057)

Other comprehensive income before reclassifications	(416)	2,814	2,398

Amounts reclassified from accumulated other comprehensive income (2)	10,156	—	10,156

Net current-period other comprehensive income	9,740	2,814	12,554

September 29, 2013	$(17,946)	$(1,557)	$(19,503)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	3 months ended 9/29/13	9 months ended 9/29/13	12 months ended 9/29/13
Interest rate contracts	$1,986	$12,146	$11,972	Net effect of swaps
	$1,986	$12,146	$11,972	Total before tax
	(307)	(1,843)	(1,816)	Provision (benefit) for taxes
	$1,679	$10,303	$10,156	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 29, 2013, December 31, 2012, and September 30, 2012 and for the three, nine and twelve month periods ended September 29, 2013 and September 30, 2012. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the 2013 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's September 29, 2013, December 31, 2012 and September 30, 2012 balance sheets in the accompanying condensed consolidating financial statements.

The consolidating financial information has been corrected for the information described in Note 11.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$133,000	$2,293	$36,187	$12,002	$—	$183,482
Receivables	12	124,478	70,303	589,797	(742,056)	42,534
Inventories	—	1,578	2,090	25,648	—	29,316
Current deferred tax asset	—	3,708	816	3,661	—	8,185
Income tax refundable	—	—	662	—	—	662
Other current assets	995	3,558	613	3,798	—	8,964
	134,007	135,615	110,671	634,906	(742,056)	273,143
Property and Equipment (net)	450,205	985	248,484	815,000	—	1,514,674
Investment in Park	548,241	824,356	143,548	81,719	(1,597,864)	—
Goodwill	9,061	—	121,657	111,218	—	241,936
Other Intangibles, net	—	—	17,228	22,797	—	40,025
Deferred Tax Asset	—	30,316	—	90	(30,406)	—
Intercompany Receivable	877,010	1,069,069	1,113,983	—	(3,060,062)	—
Other Assets	13,196	9,031	6,902	2,140	—	31,269
	$2,031,720	$2,069,372	$1,762,473	$1,667,870	$(5,430,388)	$2,101,047
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,300	$6,300	$6,300	$—	$(12,600)	$6,300
Accounts payable	281,983	159,781	7,802	314,367	(742,056)	21,877
Deferred revenue	—	—	1,951	35,676	—	37,627
Accrued interest	2,677	1,593	5,983	—	—	10,253
Accrued taxes	5,413	29,386	—	4,594	—	39,393
Accrued salaries, wages and benefits	1	27,622	2,154	9,844	—	39,621
Self-insurance reserves	—	5,545	1,896	16,647	—	24,088
Other accrued liabilities	991	4,077	694	1,856	—	7,618
	297,365	234,304	26,780	382,984	(754,656)	186,777
Deferred Tax Liability	—	—	61,143	126,866	(30,406)	157,603
Derivative Liability	18,407	13,239	—	—	—	31,646
Other Liabilities	—	5,573	—	3,500	—	9,073
Long-Term Debt:
Term debt	622,125	622,125	622,125	—	(1,244,250)	622,125
Notes	901,606	901,606	901,606	—	(1,803,212)	901,606
	1,523,731	1,523,731	1,523,731	—	(3,047,462)	1,523,731

Equity	192,217	292,525	150,819	1,154,520	(1,597,864)	192,217
	$2,031,720	$2,069,372	$1,762,473	$1,667,870	$(5,430,388)	$2,101,047

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$43,000	$2,263	$40,278	$10,561	$—	$96,102
Receivables	3	108,211	64,153	478,372	(621,382)	29,357
Inventories	—	1,584	2,742	29,267	—	33,593
Current deferred tax asset	—	6,239	772	3,334	—	10,345
Income tax refundable	—	—	10,454	—	—	10,454
Other current assets	929	2,065	674	3,775	—	7,443
	43,932	120,362	119,073	525,309	(621,382)	187,294
Property and Equipment (net)	425,747	1,025	272,951	856,276	—	1,555,999
Investment in Park	572,748	786,753	115,271	60,141	(1,534,913)	—
Goodwill	9,061	—	127,384	111,218	—	247,663
Other Intangibles, net	—	—	18,039	22,826	—	40,865
Deferred Tax Asset	—	39,320	—	—	(39,320)	—
Intercompany Receivable	877,208	1,069,721	1,116,623	—	(3,063,552)	—
Other Assets	23,361	15,580	8,925	2,305	—	50,171
	$1,952,057	$2,032,761	$1,778,266	$1,578,075	$(5,259,167)	$2,081,992
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$210,936	$116,160	$29,248	$287,634	$(621,382)	$22,596
Deferred revenue	—	—	4,544	30,138	—	34,682
Accrued interest	735	195	6,082	—	—	7,012
Accrued taxes	5,818	42,090	—	4,496	—	52,404
Accrued salaries, wages and benefits	—	24,864	2,365	8,990	—	36,219
Self-insurance reserves	—	4,751	1,698	16,643	—	23,092
Other accrued liabilities	824	4,097	2,417	3,505	—	10,843
	218,313	192,157	46,354	351,406	(621,382)	186,848
Deferred Tax Liability	—	—	59,462	119,971	(39,320)	140,113
Derivative Liability	20,801	13,907	—	—	—	34,708
Other Liabilities	—	3,880	—	3,500	—	7,380
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	400,676	400,676	400,676	—	(801,352)	400,676
	1,531,776	1,531,776	1,531,776	—	(3,063,552)	1,531,776

Equity	181,167	291,041	140,674	1,103,198	(1,534,913)	181,167
	$1,952,057	$2,032,761	$1,778,266	$1,578,075	$(5,259,167)	$2,081,992

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$83,285	$161,866	$82,265	$509,467	$(244,807)	$592,076
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	6,082	39,761	—	45,843
Operating expenses	1,669	76,468	19,042	318,022	(244,807)	170,394
Selling, general and administrative	1,796	38,083	4,781	14,067	—	58,727
Depreciation and amortization	18,306	10	8,979	30,200	—	57,495
Gain on sale of other assets	—	—	—	(8,743)	—	(8,743)
Loss on impairment / retirement of fixed assets, net	368	—	1	1,268	—	1,637
	22,139	114,561	38,885	394,575	(244,807)	325,353
Operating income	61,146	47,305	43,380	114,892	—	266,723
Interest expense (income), net	10,858	6,901	9,731	(1,978)	—	25,512
Net effect of swaps	810	567	—	—	—	1,377
Unrealized / realized foreign currency gain	—	—	(8,615)	—	—	(8,615)
Other (income) expense	188	(2,129)	584	1,357	—	—
Income from investment in affiliates	(146,054)	(78,714)	(13,606)	(40,904)	279,278	—
Net income before taxes	195,344	120,680	55,286	156,417	(279,278)	248,449
Provision for taxes	4,920	14,537	14,390	24,178	—	58,025
Net income	$190,424	$106,143	$40,896	$132,239	$(279,278)	$190,424
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(699)	—	(699)	—	699	(699)
Unrealized income (loss) on cash flow hedging derivatives	(2,761)	(1,202)	—	—	1,202	(2,761)
Other comprehensive income (loss), (net of tax)	(3,460)	(1,202)	(699)	—	1,901	(3,460)
Total Comprehensive Income	$186,964	$104,941	$40,197	$132,239	$(277,377)	$186,964

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$79,663	$141,134	$88,334	$464,902	$(220,588)	$553,445
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	6,447	40,906	—	47,353
Operating expenses	1,368	74,191	18,736	289,604	(220,588)	163,311
Selling, general and administrative	1,853	32,627	4,822	13,691	—	52,993
Depreciation and amortization	19,209	10	9,430	31,574	—	60,223
Loss on impairment / retirement of fixed assets, net	25,000	—	—	—	—	25,000
	47,430	106,828	39,435	375,775	(220,588)	348,880
Operating income	32,233	34,306	48,899	89,127	—	204,565
Interest expense, net	12,213	7,258	9,897	(2,518)	—	26,850
Net effect of swaps	(104)	(71)	—	—	—	(175)
Unrealized / realized foreign currency gain	—	—	(15,035)	—	—	(15,035)
Other (income) expense	186	(2,043)	512	1,345	—	—
Income from investment in affiliates	(125,636)	(79,925)	(11,355)	(45,354)	262,270	—
Income before taxes	145,574	109,087	64,880	135,654	(262,270)	192,925
Provision for taxes	4,561	9,777	17,181	20,393	—	51,912
Net income	$141,013	$99,310	$47,699	$115,261	$(262,270)	$141,013
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(563)	—	(563)	—	563	(563)
Unrealized income (loss) on cash flow hedging derivatives	(234)	48	—	—	(48)	(234)
Other comprehensive income (loss), (net of tax)	(797)	48	(563)	—	515	(797)
Total Comprehensive Income	$140,216	$99,358	$47,136	$115,261	$(261,755)	$140,216

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$131,528	$255,595	$117,508	$877,450	$(386,586)	$995,495
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,076	72,857	—	81,933
Operating expenses	4,500	150,320	40,569	579,532	(386,586)	388,335
Selling, general and administrative	4,310	81,584	9,360	30,279	—	125,533
Depreciation and amortization	31,672	28	15,797	60,816	—	108,313
Gain on sale of other assets	—	—	—	(8,743)	—	(8,743)
Loss on impairment / retirement of fixed assets, net	404	—	479	1,383	—	2,266
	40,886	231,932	75,281	736,124	(386,586)	697,637
Operating income	90,642	23,663	42,227	141,326	—	297,858
Interest expense (income), net	31,580	21,824	29,338	(5,715)	—	77,027
Net effect of swaps	5,067	3,248	—	—	—	8,315
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	15,229	—	—	15,229
Other (income) expense	563	(6,645)	1,967	4,115	—	—
Income from investment in affiliates	(104,833)	(58,614)	(18,318)	(15,029)	196,794	—
Income before taxes	137,090	51,069	13,394	157,955	(196,794)	162,714
Provision (benefit) for taxes	8,402	(2,444)	(1,596)	29,664	—	34,026
Net income	$128,688	$53,513	$14,990	$128,291	$(196,794)	$128,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,194	—	1,194	—	(1,194)	1,194
Unrealized income on cash flow hedging derivatives	7,803	1,836	—	—	(1,836)	7,803
Other comprehensive income, (net of tax)	8,997	1,836	1,194	—	(3,030)	8,997
Total Comprehensive Income	$137,685	$55,349	$16,184	$128,291	$(199,824)	$137,685

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$124,864	$221,221	$130,441	$808,471	$(345,748)	$939,249
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,988	73,938	—	83,926
Operating expenses	4,141	147,211	40,328	534,900	(345,748)	380,832
Selling, general and administrative	4,841	70,848	9,877	29,922	—	115,488
Depreciation and amortization	33,436	28	16,415	62,332	—	112,211
Loss on impairment / retirement of fixed assets, net	24,221	—	9	—	—	24,230
	66,639	218,087	76,617	701,092	(345,748)	716,687
Operating income	58,225	3,134	53,824	107,379	—	222,562
Interest expense, net	36,438	21,957	30,898	(5,422)	—	83,871
Net effect of swaps	(35)	192	(1,475)	—	—	(1,318)
Unrealized / realized foreign currency gain	—	—	(13,926)	—	—	(13,926)
Other (income) expense	561	(7,119)	1,221	5,337	—	—
Income from investment in affiliates	(99,621)	(73,448)	(14,896)	(38,551)	226,516	—
Income before taxes	120,882	61,552	52,002	146,015	(226,516)	153,935
Provision (benefit) for taxes	8,701	(3,771)	13,525	23,299	—	41,754
Net income	$112,181	$65,323	$38,477	$122,716	$(226,516)	$112,181
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,251)	—	(1,251)	—	1,251	(1,251)
Unrealized income (loss) on cash flow hedging derivatives	(1,798)	(629)	21	—	608	(1,798)
Other comprehensive income (loss), (net of tax)	(3,049)	(629)	(1,230)	—	1,859	(3,049)
Total Comprehensive Income	$109,132	$64,694	$37,247	$122,716	$(224,657)	$109,132

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,379	$292,510	$127,485	$996,647	$(444,321)	$1,124,700
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,404	83,651	—	93,055
Operating expenses	5,739	179,465	48,104	669,919	(444,321)	458,906
Selling, general and administrative	5,964	97,351	10,618	34,423	—	148,356
Depreciation and amortization	35,896	40	17,581	68,891	—	122,408
(Gain) on sale of other assets	—	—	—	(15,368)	—	(15,368)
Loss on impairment / retirement of fixed assets, net	1,318	—	476	6,578	—	8,372
	48,917	276,856	86,183	848,094	(444,321)	815,729
Operating income	103,462	15,654	41,302	148,553	—	308,971
Interest (income) expense, net	43,667	29,195	39,310	(8,465)	—	103,707
Net effect of swaps	4,964	3,177	—	—	—	8,141
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	20,157	—	—	20,157
Other (income) expense	751	(9,033)	2,766	5,516	—	—
Income from investment in affiliates	(95,234)	(51,316)	(18,019)	(8,239)	172,808	—
Income (loss) before taxes	128,139	30,850	(3,529)	159,741	(172,808)	142,393
Provision (benefit) for taxes	9,776	(8,530)	(11,708)	34,492	—	24,030
Net income	$118,363	$39,380	$8,179	$125,249	$(172,808)	$118,363
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	2,814	—	2,814	—	(2,814)	2,814
Unrealized income on cash flow hedging derivatives	9,740	2,385	—	—	(2,385)	9,740
Other comprehensive income, (net of tax)	12,554	2,385	2,814	—	(5,199)	12,554
Total Comprehensive Income	$130,917	$41,765	$10,993	$125,249	$(178,007)	$130,917

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$147,733	$261,878	$142,250	$941,465	$(409,232)	$1,084,094
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,531	85,471	—	96,002
Operating expenses	5,452	180,665	47,134	636,106	(409,232)	460,125
Selling, general and administrative	6,865	90,892	11,650	36,381	—	145,788
Depreciation and amortization	37,698	41	18,300	71,152	—	127,191
Loss (gain) on impairment / retirement of fixed assets, net	24,188	—	(62)	10,383	—	34,509
	74,203	271,598	87,553	839,493	(409,232)	863,615
Operating income (loss)	73,530	(9,720)	54,697	101,972	—	220,479
Interest expense, net	50,007	28,592	44,583	(6,813)	—	116,369
Net effect of swaps	(5,019)	(1)	(5,910)	—	—	(10,930)
Unrealized / realized foreign currency gain	—	—	(18,721)	—	—	(18,721)
Other (income) expense	749	(10,205)	1,498	7,958	—	—
Income from investment in affiliates	(88,216)	(50,693)	(9,456)	(21,713)	170,078	—
Income before taxes	116,009	22,587	42,703	122,540	(170,078)	133,761
Provision (benefit) for taxes	10,106	(29,298)	20,942	26,108	—	27,858
Net income	$105,903	$51,885	$21,761	$96,432	$(170,078)	$105,903
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,672)	—	(2,672)	—	2,672	(2,672)
Unrealized income (loss) on cash flow hedging derivatives	(397)	(109)	21	—	88	(397)
Other comprehensive income (loss), (net of tax)	(3,069)	(109)	(2,651)	—	2,760	(3,069)
Total Comprehensive Income	$102,834	$51,776	$19,110	$96,432	$(167,318)	$102,834

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$337,821	$60,434	$21,615	$66,757	$(169,672)	$316,955
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(63,105)	(52,172)	(29,579)	(24,816)	169,672	—
Sale of other assets	—	—	—	15,297	—	15,297
Capital expenditures	(43,568)	—	(5,517)	(48,449)	—	(97,534)
Net cash from investing activities	(106,673)	(52,172)	(35,096)	(57,968)	169,672	(82,237)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Payment of debt issuance costs	(14,331)	(8,028)	(453)	—	—	(22,812)
Term debt payments, including early termination penalties	(655,723)	(462,438)	(14,514)	—	—	(1,132,675)
Distributions (paid) received	(107,013)	2,555	—	—	—	(104,458)
Exercise of limited partnership unit options	—	43	—	—	—	43
Excess tax benefit from unit-based compensation expense	—	(148)	—	—	—	(148)
Net cash (for) financing activities	(123,148)	(6,413)	(489)	—	—	(130,050)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(16)	—	—	(16)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	108,000	1,849	(13,986)	8,789	—	104,652
Balance, beginning of period	25,000	444	50,173	3,213	—	78,830
Balance, end of period	$133,000	$2,293	$36,187	$12,002	$—	$183,482

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)		Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$209,022	$49,092		$9,484	$156,240	$(147,094)	$276,744
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(56,757)	(70,669)		3,557	(23,225)	147,094	—
Sale of other assets	1,173	—		—	—	—	1,173
Capital expenditures	(29,295)	(8)		(14,426)	(32,081)	—	(75,810)
Net cash (for) investing activities	(84,879)	(70,677)		(10,869)	(55,306)	147,094	(74,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Derivative settlement	—	—		(50,450)	—	—	(50,450)
Term debt payments, including early termination penalties	(14,468)	(10,212)		(320)	—	—	(25,000)
Intercompany (payments) receipts	—	93,845		—	(93,845)	—	—
Distributions (paid) received	(66,675)	110		—	—	—	(66,565)
Capital (contribution) infusion	—	(60,000)	—	60,000	—	—	—
Exercise of limited partnership unit options	—	47		—	—	—	47
Excess tax benefit from unit-based compensation	—	(454)		—	—	—	(454)
Net cash from (for) financing activities	(81,143)	23,336		9,230	(93,845)	—	(142,422)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—		893	—	—	893
CASH AND CASH EQUIVALENTS
Net increase for the period	43,000	1,751		8,738	7,089	—	60,578
Balance, beginning of period	—	512		31,540	3,472	—	35,524
Balance, end of period	$43,000	$2,263		$40,278	$10,561	$—	$96,102

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$258,843	$42,367	$32,927	$52,457	$(61,746)	$324,848
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	24,507	(37,602)	(30,743)	(17,908)	61,746	—
Sale of other assets	—	—	—	30,182	—	30,182
Capital expenditures	(47,938)	(1)	(5,532)	(63,290)	—	(116,761)
Net cash (for) investing activities	(23,431)	(37,603)	(36,275)	(51,016)	61,746	(86,579)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Term debt payments, including early termination penalties	(655,723)	(462,438)	(14,514)	—	—	(1,132,675)
Distributions (paid) received	(129,277)	2,571	—	—	—	(126,706)
Exercise of limited partnership unit options	—	43	—	—	—	43
Payment of debt issuance costs	(14,331)	(8,028)	(453)	—	—	(22,812)
Excess tax benefit from unit-based compensation expense	—	1,515	—	—	—	1,515
Net cash (for) financing activities	(145,412)	(4,734)	(489)	—	—	(150,635)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(254)	—	—	(254)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	90,000	30	(4,091)	1,441	—	87,380
Balance, beginning of period	43,000	2,263	40,278	10,561	—	96,102
Balance, end of period	$133,000	$2,293	$36,187	$12,002	$—	$183,482

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 30, 2012 (As restated)
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$181,718	$(157,023)	$8,795	$314,835	$(75,771)	$272,554
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(35,830)	(42,342)	8,488	(6,087)	75,771	—
Sale of other assets	1,173	—	—	—	—	1,173
Capital expenditures	(33,025)	(8)	(23,050)	(37,037)	—	(93,120)
Net cash (for) investing activities	(67,682)	(42,350)	(14,562)	(43,124)	75,771	(91,947)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany term debt (payments) receipts	—	269,500	—	(269,500)	—	—
Term debt payments, including early termination penalties	(14,467)	(10,213)	(320)	—	—	(25,000)
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Distributions (paid) received	(105,569)	261	—	—	—	(105,308)
Capital (contribution) infusion	—	(60,000)	60,000	—	—	—
Payment of debt issuance costs	—	—	(723)	—	—	(723)
Exercise of limited partnership unit options	—	53	—	—	—	53
Excess tax benefit from unit-based compensation	—	(454)	—	—	—	(454)
Net cash from (for) financing activities	(120,036)	199,147	8,507	(269,500)	—	(181,882)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,065	—	—	1,065
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(6,000)	(226)	3,805	2,211	—	(210)
Balance, beginning of period	49,000	2,489	36,473	8,350	—	96,312
Balance, end of period	$43,000	$2,263	$40,278	$10,561	$—	$96,102

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

Along with attendance and guest per capita statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President - Operations, and the park general managers.

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
In the third quarter of 2013, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012 except as noted below.
Change in Depreciation Method
Effective January 1, 2013, we changed our method of depreciation for the group of assets acquired as a whole in 1983, as well as for the groups of like assets of each subsequent business acquisition from the composite method to the unit method.
Historically, we had used the composite depreciation method for land improvements, buildings, rides and equipment for the group of assets acquired as a whole in 1983, as well as for the group of like assets of each subsequent business acquisition. The unit method was only used for all individual assets purchased. Under the composite depreciation method, assets with similar estimated lives are grouped together and the several pools of assets are depreciated on an aggregate basis. No gain or loss is recognized on normal retirements of composite assets. Instead, the net book value of a retired asset reduces accumulated depreciation for the composite group. Unusual retirements of composite assets could result in the recognition of a gain or loss. Under the unit method of depreciation, individual assets are depreciated over their estimated useful lives, with gains and losses on all asset retirements recognized currently in income.
In order to improve comparability and enhance the level of precision associated with allocating historical cost, we had determined that it was preferable to change from the composite method of depreciation to the unit method of depreciation for all assets. We believe that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. This prospective application will result in the discontinuance of the composite method of depreciation for all prior acquisitions with the existing net book value of each composite pool allocated to the remaining individual assets (units) in that pool with each unit assigned an appropriate remaining useful life on an individual unit basis. Assigning a useful life to each unit in the various composite pools had an insignificant effect on the weighted average useful lives of all assets that were previously accounted for under the composite method.
The change in depreciation method had an immaterial impact on the Condensed Consolidated Financial Statements for the quarter ended September 29, 2013. Future asset retirements could have a material impact on the Condensed Consolidated Financial Statements in the periods such items occur.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, nine- and twelve-month periods ended September 29, 2013 and September 30, 2012.

	Three months ended		Nine months ended		Twelve months ended
	9/29/2013	9/30/2012	9/29/2013	9/30/2012	9/29/2013	9/30/2012
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)	(52 weeks)	(53 weeks)
		(As restated)		(As restated)		(As restated)
	(In thousands)
Net income	$190,424	$141,013	$128,688	$112,181	$118,363	$105,903
Interest expense	25,529	26,863	77,153	83,902	103,870	116,437
Interest income	(17)	(13)	(126)	(31)	(163)	(68)
Provision for taxes	58,025	51,912	34,026	41,754	24,030	27,858
Depreciation and amortization	57,495	60,223	108,313	112,211	122,408	127,191
EBITDA	331,456	279,998	348,054	350,017	368,508	377,321
Loss on early extinguishment of debt	—	—	34,573	—	34,573	—
Net effect of swaps	1,377	(175)	8,315	(1,318)	8,141	(10,930)
Unrealized foreign currency (gain) loss	(8,385)	(14,737)	15,371	(14,108)	20,298	(17,502)
Non-cash equity expense	843	362	4,645	2,630	5,280	2,619
Loss on impairment/retirement of fixed assets, net	1,637	25,000	2,266	24,230	8,372	34,509
Gain on sale of other assets	(8,743)	—	(8,743)	—	(15,368)	—
Terminated merger costs	—	—	—	—	—	150
Other non-recurring items (as defined)	197	1,861	705	4,026	859	7,445
Adjusted EBITDA (1)	$318,382	$292,309	$405,186	$365,477	$430,663	$393,612

(1) As permitted by and defined in the 2013 Credit Agreement

Results of Operations:

Restatement -

We have made a correction relating to our use of the composite depreciation method. The correction, which impacts the Balance Sheet at September 30, 2012 and the Statement of Operations and Other Comprehensive Income for the three-, nine-, and twelve-month periods ended September 30, 2012, reflects a subsequent determination that a disposition from our composite group of assets was considered to be unusual. In certain situations under the composite method, disposals are considered unusual and, accordingly, losses are not included in the composite depreciation pool but are rather charged immediately to expense. In 2013, our initial determination of whether a specific asset retired under the composite method of depreciation in 2011 was normal was reviewed in connection with a response to an SEC comment letter. We ultimately concluded that such disposition was unusual and that an $8.8 million charge should have been reflected in the 2011 financial statements.

Nine months ended September 29, 2013

The fiscal nine-month period ended September 29, 2013, consisted of a 39-week period and included a total of 1,936 operating days compared with 39 weeks and 2,178 operating days for the fiscal nine-month period ended September 30, 2012. The difference in operating days is primarily due to the sale of two non-core water parks, as well as the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate for 2013.

The following table presents key financial information for the nine months ended September 29, 2013 and September 30, 2012:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/29/2013	9/30/2012	$	%
	(39 weeks)	(39 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$995,495	$939,249	$56,246	6.0%
Operating costs and expenses	595,801	580,246	15,555	2.7%
Depreciation and amortization	108,313	112,211	(3,898)	(3.5)%
Loss on impairment / retirement of fixed assets	2,266	24,230	(21,964)	N/M
Gain on sale of other assets	(8,743)	—	(8,743)	N/M
Operating income	$297,858	$222,562	$75,296	33.8%

Other Data:
Adjusted EBITDA	$405,186	$365,477	$39,709	10.9%
Attendance	20,652	20,689	(37)	(0.2)%
Per capita spending	$44.24	$41.78	$2.46	5.9%
Out-of-park revenues	$106,801	$99,526	$7,275	7.3%

Net revenues for the nine months ended September 29, 2013 increased $56.3 million to $995.5 million from $939.2 million during the nine months ended September 30, 2012. The increase in revenues reflects a 6%, or $2.46, increase in average in-park guest per capita spending during the first nine months of the year when compared with the first nine months of 2012. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The increase in per capita spending reflects a 5% increase in the admissions per cap and a 6% increase in pure in-park spending, driven largely by improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Additionally, for the nine-month period, out-of-park revenues increased 7%, or $7.3 million. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The increase in out-of-park revenues was primarily driven by the strong performance of our resort properties, which drove higher average daily room rates while maintaining or growing occupancy rates. The increase in overall net revenues includes attendance that was essentially comparable through the first nine months of 2013 when compared with the same period a year ago. The variance in attendance is entirely attributable to the sale of two non-core water parks. Excluding the sale of the water parks, attendance increased 1%, or 195,000 visits on a comparable park basis.

Revenues for the first nine months of the year also reflect the negative impact of exchange rates and the strengthening U.S. dollar on our Canadian operations ($3.6 million) during the period.

For the nine-month period in 2013, operating costs and expenses increased 3%, or $15.6 million, to $595.8 million from $580.2 million for the same period in 2012, the net result of a $7.5 million increase in operating expenses and a $10.0 million increase in selling, general and administrative costs ("SG&A"). These cost increases were offset slightly by a 2%, or $1.9 million decrease in cost of goods sold during the period. The $7.5 million increase in operating expenses was due to increases of approximately $4.3 million in employee costs, $3.2 million in operating supplies and $1.5 million in maintenance materials, offset slightly by a decrease of $2.7 million in insurance expense. The increase in employee costs was primarily due to increased costs of benefits. Operating supplies increased due to premium benefit offerings and improved guest services. The $2.7 million decrease in insurance expense was due to a reduction in insurance settlements and accruals. The $10.0 million increase in SG&A expenses was due primarily to additional marketing efforts and agency advertising costs, and increased full-time employee costs, largely related to performance incentives and an increase in staffing levels.

Depreciation and amortization expense for the period decreased $3.9 million due to several significant assets being fully depreciated at the end of 2012. For the nine-month period of 2013, the $8.7 million gain on sale of other assets relates to the sale of one of our non-core water parks. For the period, loss on impairment/retirement of fixed assets totaled $2.3 million for the retirement of assets at several of our properties. Loss on impairment/retirement of fixed assets for the period ended September 30, 2012 totaled $24.2 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom, offset slightly by gains on other retirements. After depreciation, amortization, gain on sale of other assets, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for the period increased $75.3 million to $297.9 million in the first nine months of 2013 from operating income of $222.6 million in the first nine months of 2012.

Interest expense for the first nine months of 2013 was $77.2 million, a decrease of $6.8 million from the first nine months of 2012. The decrease in interest expense was due to the settlement of our Canadian cross-currency swaps in the first quarter of 2012, the decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, and a decrease in revolver interest due to lower average borrowings and a lower effective interest rate from the March 2013 refinancing.

The net effect of our swaps resulted in a non-cash charge to earnings of $8.3 million for the first nine months of 2013 compared with a $1.3 million non-cash benefit to earnings in the first nine months of 2012. The difference reflects the regularly scheduled amortization of amounts in AOCI related to interest rate swaps, the write off of amounts in AOCI related to de-designated interest rate swaps, as well as gains from marking ineffective designated and de-designated swaps to market. During the current year-to-date period, we also recognized a $15.2 million net charge to earnings for unrealized/realized foreign currency losses, which included a $14.4 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Additionally, due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the current year-to-date period.

During the first nine months of 2013, a provision for taxes of $34.0 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. During the same nine-month period in 2012, a $41.8 million provision for taxes was recorded. Actual cash taxes paid or payable are estimated to be between $14 and $17 million for the 2013 calendar year.

After interest expense and the benefit for taxes, net income for the nine months ended September 29, 2013 totaled $128.7 million, or $2.31 per diluted limited partner unit, compared with net income of $112.2 million, or $2.01 per diluted unit, for the same period a year ago.

For the nine-month period, Adjusted EBITDA (as defined in the 2013 Credit Agreement), which we believe is a meaningful measure of our park-level operating results, increased to $405.2 million compared with $365.5 million for the fiscal nine-month period ended September 30, 2012. This increase was due to the growth in revenues produced in large part by the continued success of our premium benefit offerings, admissions sales and our food and beverage initiatives, offset slightly by an increase in employee related costs, advertising expenses, and operating supply costs related to targeted initiatives which enhance our guests' experiences at our parks. For additional information regarding Adjusted EBITDA, including how we define Adjusted EBITDA, why we believe it provides useful information, and for a reconciliation to net income, see page 38.

Third Quarter -

The fiscal three-month period ended September 29, 2013, consisted of a 13-week period and included a total of 1,019 operating days compared with 13 weeks and 1,177 operating days for the fiscal three-month period ended September 30, 2012. The difference in operating days is due to the sale of two non-core water parks, as well as the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate during 2013.

The following table presents key financial information for the three months ended September 29, 2013 and September 30, 2012:

	Three months ended	Three months ended	Increase (Decrease)
	9/29/2013	9/30/2012	$	%
	(13 weeks)	(13 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$592,076	$553,445	$38,631	7.0%
Operating costs and expenses	274,964	263,657	11,307	4.3%
Depreciation and amortization	57,495	60,223	(2,728)	(4.5)%
Loss on impairment / retirement of fixed assets	1,637	25,000	(23,363)	N/M
Gain on sale of other assets	(8,743)	—	(8,743)	N/M
Operating income	$266,723	$204,565	$62,158	30.4%

Other Data:
Adjusted EBITDA	$318,382	$292,309	$26,073	8.9%
Attendance	11,975	11,960	15	0.1%
Per capita spending	$45.73	$42.90	$2.83	6.6%
Out-of-park revenues	$58,690	$54,260	$4,430	8.2%

For the quarter ended September 29, 2013, net revenues increased 7%, or $38.6 million, to $592.1 million from $553.5 million in the third quarter of 2012. This increase reflects a 7% increase in average in-park per capita spending and an 8%, or $4.4 million, increase in out-of park revenues, and attendance that was comparable with the prior year period. The increase in per capita spending was the result of higher admissions pricing, the successful expansion of our in-park premium benefit offerings, and improvements in our food and beverage programs. The increase in out-of-park revenues was due to the strong performance of our resort properties. Excluding the sale our two non-core water parks, attendance increased 2%, or 207,000 visits on a comparable park basis.

Operating costs and expenses for the quarter increased 4%, or $11.3 million, to $275.0 million from $263.7 million in the third quarter of 2012, the net result of a $1.5 million decrease in cost of goods sold, a $7.0 million increase in operating expenses and a $5.7 million increase in SG&A costs. As a percentage of net revenues, costs and expenses decreased 120 basis points, and was in line with expectations. The decrease in cost of goods sold was primarily the result of successful cost-savings initiatives in food and beverage. The $7.0 million increase in operating expenses was primarily due to a $2.8 million increase in employee related costs, a $1.6 million increase in operating supplies, and a $1.5 million increase in maintenance expense. The increase in employee related costs was primarily due to higher staffing levels, salary increases, and increases in benefit costs. Operating supplies increased due to premium benefit offerings and improved guest services. The $5.7 million increase in SG&A costs was due to increases in employee-related costs and agency advertising costs. The increase in SG&A employee-related expenses was due to an increase in performance incentive awards due to strong 2013 operating results to date, as well as an increase in staffing levels across the company. Advertising costs increased as a result of additional marketing efforts in the period, including our Customer Relationship Management platform.

Depreciation and amortization expense for the quarter decreased $2.7 million primarily due to several significant assets reaching the end of their depreciable lives at the end of 2012. For the third quarter of 2013, the gain on sale of other assets was $8.7 million, reflecting the gain on the sale of one of our non-core water parks. Loss on impairment/retirement of fixed assets for the current period was $1.6 million, reflecting losses on the retirement of assets across all of our parks. Loss on impairment/retirement of fixed assets during the quarter ended September 30, 2012 totaled $25.0 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom. After depreciation, amortization, gain on sale of other assets, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income in the third quarter of 2013 increased $62.1 million to $266.7 million from operating income of $204.6 million in the third quarter of 2012.

Interest expense for the third quarter of 2013 was $25.5 million, representing a $1.3 million decrease from the interest expense for the third quarter of 2012. As mentioned in the nine-month discussion above, interest expense decreased primarily due to a reduction in average revolver balance and lower average rates on the revolver, as well as a reduction in non-cash deferred loan fee amortization resulting from the write-off of fees related to our prior credit agreement.

During the 2013 third quarter, the net effect of our swaps resulted in a $1.4 million non-cash charge to earnings, compared to a non-cash benefit to earnings of $0.2 million in the third quarter of 2012. The net effect of swaps reflects the regularly scheduled amortization of amounts in AOCI related to the swaps and ineffective fair value movements in our non-designated derivative portfolio. During the 2013 third quarter, we also recognized a $8.6 million net benefit to earnings for unrealized/realized foreign currency gains, which included a $8.5 million unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

During the quarter, a provision for taxes of $58.0 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $51.9 million in the same period a year ago. After interest expense and the provision for taxes, net income for the quarter totaled $190.4 million, or $3.41 per diluted limited partner unit, compared with net income of $141.0 million, or $2.52 per diluted unit, for the third quarter a year ago.

For the current quarter, Adjusted EBITDA increased to $318.4 million from $292.3 million for the fiscal third quarter of 2012. The $26.1 million increase in Adjusted EBITDA was largely attributable to incremental revenues resulting primarily from higher average guest per capita spending, as well as increases in out-of-park revenues in the quarter. These revenue increases were somewhat offset by higher costs associated with improving guest services and expanding our marketing efforts.

Twelve Months Ended September 29, 2013 -

The fiscal twelve-month period ended September 29, 2013, consisted of a 52-week period and 2,140 operating days compared with 53 weeks and 2,416 operating days for the fiscal twelve-month period ended September 30, 2012. The difference in operating days was due primarily to the sale of two non-core water parks, the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate during 2013, and the extra week of operations in the twelve-month period ending September 30, 2012.

The following table presents key financial information for the twelve months ended September 29, 2013 and September 30, 2012:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	9/29/2013	9/30/2012	$	%
	(52 weeks)	(53 weeks)
		(As restated)
	(Amounts in thousands)
Net revenues	$1,124,700	$1,084,094	$40,606	3.7%
Operating costs and expenses	700,317	701,915	(1,598)	(0.2)%
Depreciation and amortization	122,408	127,191	(4,783)	(3.8)%
Gain on sale of other assets	(15,368)	—	(15,368)	N/M
Loss on impairment/retirement of fixed assets	8,372	34,509	(26,137)	N/M
Operating income	$308,971	$220,479	$88,492	40.1%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$430,663	$393,612	$37,051	9.4%
Adjusted EBITDA margin	38.3%	36.3%	—	2.0%
Attendance	23,263	23,961	(698)	(2.9)%
Per capita spending	$44.13	$41.44	$2.69	6.5%
Out-of-park revenues	$124,041	$119,460	4,581	3.8%

Net revenues totaled $1,124.7 million for the twelve months ended September 29, 2013, increasing $40.6 million, from $1,084.1 million for the trailing twelve months ended September 30, 2012. The 4% increase in revenues for the twelve-month period was driven by a 7% increase in average in-park guest per capita spending, the result of a stronger admissions per cap and improved pure in-park spending. The increase in pure in-park spending was in large part the result of improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Attendance for the period decreased between years due to the extra week of operations in the twelve-month period ended September 30, 2012, as well as the sale of two non-core water parks during the current year period. Out-of-park revenues increased $4.6 million primarily due to an increase in processing fees as part of our expansion of ticketing options. The increase in net revenues for the twelve months ended September 29, 2013 also reflects the negative impact of currency exchange rates and the weakening Canadian dollar on our Canadian operations (approximately $3.2 million) during the period.

Operating costs and expenses decreased $1.6 million, or less than 1%, to $700.3 million, in large part due to one less week of operations in the current twelve-month period, and were in line with expectations. The decrease in costs and expenses reflects a $2.9 million decrease in cost of goods sold and a $1.2 million decrease in operating expenses, due primarily to the one less week in the period. These year-over-year cost decreases were partially offset by a $2.6 million increase in SG&A costs. The increase in SG&A costs reflects a $2.8 million increase in employment-related costs related to higher staffing levels and incentive compensation plans tied to company performance and a $3.0 million increase in advertising costs related to the transition to a new advertising agency, somewhat offset by a $2.6 decrease in professional and administrative costs, the result of reductions in litigation expenses and consulting fees in the period. The overall decrease in costs and expenses also reflects the impact of exchange rates on our Canadian operations ($1.0 million) during the period.

For the twelve-month period ending September 29, 2013, the gain on sale of other assets was $15.4 million, reflecting the gain on the sale of two non-core water parks during the period. Loss on impairment/retirement of fixed assets for the period was $8.4 million, due to the removal of a ride to enhance a section of one of our parks, as well as retirements of assets across all of our properties. Loss on impairment/retirement of fixed assets during the period ended September 30, 2012 totaled $34.5 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom and an $8.8 million charge for the retirement of an asset which is further described in Note 11 to the financial statements.

Depreciation and amortization expense for the period decreased $4.8 million compared with the prior period due primarily to several significant assets being fully depreciated at the end of 2012. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for the current period increased $88.5 million to $309.0 million from $220.5 million.

Interest expense for the twelve months ended September 29, 2013 decreased $12.5 million to $103.9 million, from $116.4 million for the same twelve-month period a year ago. The decrease in interest expense reflects a decrease in revolver interest in the period due to lower borrowings and a lower average cost resulting from the March 2013 refinancing, a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, and the impact of the settlement of our Canadian cross-currency swaps in the first quarter of 2012.

During the current twelve-month period, the net effect of our interest rate swaps was recorded as a charge to earnings of $8.1 million compared to a benefit to earnings of $10.9 million in the prior twelve-month period. The difference reflects the regularly scheduled amortization of amounts in AOCI and write-off of amounts related to de-designated swaps, which were offset by gains from marking the ineffective and de-designated swaps to market in the current period. During the current period, we also recognized a $20.2 million charge to earnings for unrealized/realized foreign currency losses, which included a $19.4 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $24.0 million was recorded in the period for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $27.9 million in twelve-month period ended September 30, 2012.

After interest expense and provision for taxes, net income for the period totaled $118.4 million, or $2.12 per diluted limited partner unit, compared with net income of $105.9 million, or $1.89 per diluted unit, a year ago.

As discussed above, the current trailing-twelve-month results include one less week of operations due to the timing of the third quarter fiscal close. Comparing the twelve-month periods for both 2013 and 2012 on a comparable 52-week basis, net revenues would be up approximately $55.1 million, or 5%, on increases in both average in-park guest per capita spending and out-of-park revenues, partially offset by a slight decline in attendance. The increase in average in-park guest per capita spending is primarily due to a higher admissions per cap and improved pure in-park spending, driven largely by improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Out-of-park revenues would have increased $6.3 million primarily due to an increase in transaction fees from on-line ticket sales. Attendance for the comparable period would have decreased 351,000 visits, primarily due to soft attendance during the fourth quarter of 2012 compared with the fourth quarter of 2011.

On a comparable 52-week basis, operating costs and expenses would have increased approximately $9.1 million, the net result of a $1.9 million decrease in cost of goods sold, a $6.2 million increase in operating expenses and a $4.8 million increase in SG&A costs. The increase in operating expenses was primarily attributable to an increase in employment-related expenses of $3.3 million, a $3.9 million increase in operating supply costs, and a $1.6 million increase in utility costs. Somewhat offsetting these operating-expense increases were decreases in maintenance expenses of $3.5 million and insurance expenses of $1.6 million. The increase in employment-related costs was largely due to higher benefit costs and increased seasonal labor hours resulting from expanded operating hours at several parks, the introduction of additional attractions and enhanced guest services at our parks. Operating supplies increased due largely to the introduction of new extra-charge attractions and incremental expenses related to our expanded premium benefit offerings. Utility costs increased primarily due to rate increases and the addition of new rides and attractions at the parks. The increase in SG&A costs for the period reflects a $3.4 million increase in employment-related costs due to higher staffing levels and incentive compensation plans tied to company performance, and a $4.0 million increase in advertising costs related to the transition to a new advertising agency. Somewhat offsetting these SG&A cost increases was a $2.5 million decrease in professional and administrative costs primarily due to reductions in litigation expenses and consulting fees in the period.

Adjusted EBITDA for the twelve-month period ended September 29, 2013, increased $37.1 million, or 9%, to $430.7 million. On a same-week basis, Adjusted EBITDA for the twelve-month period would have increased approximately $40.9 million, or 11%. On a same-week basis, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased 190 bps to 38.3% from 36.4% for the twelve-month period ended September 29, 2013, primarily due to the success of high-margin revenues initiatives as our premium guest benefit offerings and our admission pricing, combined with continued focus on controlling operating costs.

October 2013 -

Based on preliminary results, net revenues through November 3, 2013 were approximately $1,104 million, up 6%, or $65 million, compared with $1,039 million for the same period last year. The increase was the result of an approximate 6%, or $2.31, increase in average in-park guest per capita spending to a record $44.33, and an approximate 7%, or $8 million increase, in out-of-park revenues to $117 million. Also contributing to revenue growth was an increase in attendance of 100,000 visits, compared with last year. Excluding the sale of two water parks, attendance was up 2%, or 334,000 visits, to a record 22.7 million visits on a comparable park basis.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2013 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.5 at September 29, 2013 reflects the impact of our seasonal business. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the nine-month period ended September 29, 2013, net cash provided by operating activities increased $40.2 million from the same period a year ago, primarily due to the year-over-year growth in revenues.
For the twelve-month period ended September 29, 2013 net cash provided by operating activities increased $52.3 million from the same period a year ago, also reflective of the year-over-year growth in revenues.
Investing Activities
Net cash used in investing activities in the first nine months of 2013 was $82.2 million, an increase of $7.6 million compared with the nine month period ended September 30, 2012. Within investing activities, capital expenditures increased $21.7 million. During the current period, $15.3 million was received for the sale of a non-core waterpark.
Net cash used in investing activities for the trailing-twelve-month period ended September 29, 2013 totaled $86.6 million compared with $91.9 million for the same period a year ago. The decrease reflects the receipt of $30.2 million from the sale of two non-core water parks during the period, offset somewhat by a $23.6 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities in the first nine months of 2013 was $130.1 million, a decrease of $12.3 million compared with the nine-month period ended September 30, 2012. The decrease was due to a one-time cash cost of $50.5 million to settle our Canadian derivative in the first quarter of 2012, offset somewhat by an increase in distributions paid in the current year of $37.9 million.
Net cash used in financing activities in the trailing-twelve-month period ended September 29, 2013 totaled $150.6 million, a decrease of $31.2 million compared with the twelve-month period ended September 30, 2012. The decrease was due to the $50.5 million Canadian derivative settlement in 2012, offset somewhat by an increase in distributions paid of $21.4 million in the current twelve-month period.
In July 2010, we issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of Original Issue Discount (OID) to yield 9.375%. The $405 million senior unsecured notes require semi-annual interest payments in February and August, with the principal due in full on August 1, 2018. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to August 1, 2013, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 109.125%.
In February 2011, we amended our 2010 Credit Agreement (as so amended, the "Amended 2010 Credit Agreement") to provide a $1,175 million senior secured term loan facility with interest at a rate of LIBOR plus 300 bps along with a LIBOR floor of 100 bps. The amendment extended the maturity date of the term loan portion of the credit facilities to December 2018.
The Amended 2010 Credit Agreement also included a $260 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). Canadian denominated loans made under the Canadian portion of the facility also bear interest at a rate of LIBOR plus 400 bps (with no LIBOR floor). The revolving credit facility, which was scheduled to mature in July of 2015, also provided for the issuance of documentary and standby letters of credit.

In March 2013, we issued $500 million of 5.25% senior unsecured notes, maturing in 2021, in a private placement, with no OID. Our $500 million of senior unsecured notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.25%.

Concurrently with this offering, we entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 15, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the Amended 2010 Credit Agreement. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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
At the end of the quarter, we had a total of $628.4 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $901.6 million of fixed-rate debt (including OID), no outstanding borrowings under our revolving credit facility, and cash on hand of $183.5 million. After letters of credit, which totaled $16.4 million at September 29, 2013, we had $238.6 million of available borrowings under the revolving credit facility.
In order to lock in fixed interest costs on a portion of our domestic term debt, in September 2010 we entered into several forward-starting swap agreements ("September 2010 swaps") to effectively convert a total of $600 million of variable-rate debt to fixed rates beginning in October 2011. As a result of the February 2011 amendment to the 2010 Credit Agreement, the LIBOR floor on the term loan portion of its credit facilities decreased to 100 bps from 150 bps, causing a mismatch in critical terms of the September 2010 swaps and the underlying debt. Because of the mismatch of critical terms, we determined the September 2010 swaps, which were originally designated as cash flow hedges, were no longer highly effective, resulting in the de-designation of the swaps as of the end of February 2011. As a result of this ineffectiveness, gains of $7.2 million recorded in AOCI through the date of de-designation are being amortized through December 2015.
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
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, and accordingly, the May 2011 swaps are now over hedged. On March 4, 2013, we entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps (together referred to as the "Combination Swaps"), and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The Combination Swaps were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.33%. At the time of the de-designation, the fair market value of the September 2010 swaps and March 2011 swaps was $22.2 million, which will be amortized out of AOCI into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the unaudited condensed consolidated statements of operations. During the third quarter of 2013, the Combination Swaps were de-designated as the hedge effectiveness testing indicated that these swaps would be ineffective throughout the remaining periods until maturity. This de-designation had no effect on the unaudited condensed consolidated statements of operations as previous amounts recorded in AOCI had already been accounted for on March 6, 2013.
During the third quarter of 2013, the Partnership entered into three forward-starting interest rate swap agreements ("2013 forwards") that will effectively convert $400 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 3.00%. In October 2013, the Partnership entered into an additional forward-starting interest rate swap agreement ("October 2013 swaps") that will effectively convert $100 million of variable-rate debt to a 2.70% fixed rate beginning in December of 2015.
At September 29, 2013, the fair market value of the derivative portfolio was $31.6 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.
The following table presents our 2013 forwards and the October 2013 swaps which mature in December 2018, and the Combination Swaps and May 2011 swaps which mature December 15, 2015, along with their notional amounts and their fixed interest rates.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	3.00%	$200,000	2.27%
	100,000	3.00%	150,000	2.43%
	100,000	3.00%	75,000	2.30%
	100,000	2.70%	70,000	2.54%
			50,000	2.54%
			50,000	2.54%
			50,000	2.43%
			50,000	2.29%
			50,000	2.29%
			30,000	2.54%
			25,000	2.30%
Total $'s / Average Rate	$500,000	2.94%	$800,000	2.38%

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the third quarter of 2013, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will remain at that level through the end of the first quarter in 2014 and will decrease each second quarter beginning in the second quarter of 2014. Based on our trailing-twelve-month results ending September 29, 2013, our Consolidated Leverage Ratio was 3.57x, providing $184.1 million of EBITDA cushion on the ratio at the end of the third quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of September 29, 2013.
The 2013 Credit Agreement allows restricted payments of up to $60 million so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.
At September 29, 2013, the notes maturing in 2018 have the more restrictive covenants. The terms of the indenture governing our 2018 notes permit us to make restricted payments of $20 million annually. Our ability to make additional restricted payments in 2013 and beyond is permitted should our trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x, measured on a quarterly basis.
In accordance with these debt provisions, on August 8, 2013, we announced the declaration of a distribution of $0.625 per limited partner unit, which was paid on September 16, 2013, and on November 7, 2013 we announced the declaration of a distribution of $0.70 per limited partner unit, payable December 16, 2013.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 29, 2013. We have no other significant off-balance sheet financing arrangements.

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

As of September 29, 2013, we had $901.6 million of fixed-rate senior unsecured notes and $628.4 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $31 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt, after the fixed-rate swap agreements, would lead to a decrease of approximately $0.7 million in annual cash interest costs.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.7 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 29, 2013, the Partnership's management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures under supervision of management, and with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 29, 2013.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement.  In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause.  That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated.  On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette.  On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the  Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013 the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  On June 3, 2013 the Company filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013 Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  On September 25, 2013  the Supreme Court of Ohio accepted the appeal on Proposition of Law No. 1 related to the Supreme Court’s  holding in Masetta v. National Bronze & Aluminum Foundry Co. 159 Ohio St. 306 (1953), barring specific performance as a remedy for a personal services contract under Ohio law and its applicability to individual employment agreements. The matter will now proceed on the merits and both sides will have the opportunity to file briefs with the court in support of their respective arguments.  The Partnership believes the liability recorded as of September 29, 2013 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

On May 8, 2013, the Partnership announced that it had identified a historical classification error in its initial determination of whether a specific asset retired under the composite method of depreciation was normal or unusual. The error resulted in the overstatement of Income before taxes of $8.8 million for the period ended December 31, 2011.

Under the composite method of depreciation, no gain or loss is recognized on normal retirements of composite assets. Instead the net book value after salvage of a retired asset reduces accumulated depreciation for the composite group. Abnormal or unusual retirements of composite assets would result in the recognition of a gain or loss. The error resulted in the Partnership's application of its qualitative policy used to determine whether an asset retirement is normal or unusual. The asset retirement that was restated was originally classified as normal, thus reducing accumulated depreciation. Management identified that the Partnership had failed to consider whether the specific asset had a substantial net book value and/or if the retirement caused a deviation from the estimated composite depreciation survivor curve as well as other minor qualitative issues.

The restatement amount of $8.8 million was recorded in Loss on impairment / retirement of fixed assets, net in the Annual Report on Form 10-K/A filing to correct the previous error.

As disclosed in prior filings, the Partnership had determined that it was preferable to change from the composite method of depreciation to the unit method of depreciation with the change effective January 1, 2013. The Partnership believes that pursuant to generally accepted accounting principles, changing from the composite method of depreciation to the unit method of depreciation is a change in accounting estimate that is effected by a change in accounting principle, which should be accounted for prospectively. The change to the unit method of depreciation eliminates the qualitative judgment needed to determine whether an asset retirement is normal or unusual, as the net book value of all retirements will be recorded in the Consolidated Statements of Operations and Comprehensive Income.

ITEM 6. EXHIBITS

Exhibit (10.1)	Amendment No. 1 dated September 30, 2013 to the 2013 Credit Agreement dated as of March 6, 2013.

Exhibit (10.2)	Employment Agreement with Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 21, 2013.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 7, 2013	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	November 7, 2013	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)	Amendment No. 1 dated September 30, 2013 to the 2013 Credit Agreement dated as of March 6, 2013.

Exhibit (10.2)	Employment Agreement with Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 21, 2013.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes