Form 10-K
period 2013-12-31
CEDAR FAIR L P
filed 2014-02-26
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 30, 2013 of $41.40 per unit was approximately $2,282,477,924.

Number of Depositary Units representing limited partner interests outstanding as of February 14, 2014: 55,724,825

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June 2014.
************
The Exhibit Index is located on page 65
Page 1 of 125 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner") whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, three outdoor water parks, one indoor water park and five hotels.

In 2013, the Partnership entertained more than 23 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a contract to manage and operate Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and three separately gated outdoor water parks. Two of the outdoor water parks are located adjacent to Cedar Point and Knott's Berry Farm, and the third is Wildwater Kingdom (formerly known as Geauga Lake) located near Cleveland in Aurora, Ohio. With limited exceptions, all rides and attractions at the amusement and water parks are owned and operated by the Partnership.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The three outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximately 130- to 140-day operating season. Knott's Berry Farm is open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point

Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, the park is approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity. For 16 consecutive years Cedar Point has been voted the "Best Amusement Park in the World" in Amusement Today's international survey. Attractive to both families and thrill-seekers, the park features 15 world-class roller coasters, including many record-breakers, and four children's areas.  Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. The park's total market area includes approximately 26 million people, and the major areas of dominant influence (Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint and Lansing) include approximately 15 million people.

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
The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house approximately 3,500 of the park's approximately 4,600 seasonal and part-time employees.

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

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been named the "Best Kids' Area in the World" for 13 consecutive years by Amusement Today.

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

The Partnership also owns a dormitory facility located adjacent to Kings Dominion that houses up to 440 of the park's approximately 3,700 seasonal employees.

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

The Partnership also owns a dormitory facility located adjacent to Valleyfair that houses up to 420 of the park's approximately 2,200 seasonal employees.

Worlds of Fun

Worlds of Fun, which opened in 1973 was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City Missouri. Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

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

All rides are operated and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides pursuant to Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency.

EMPLOYEES

The Partnership has approximately 1,700 full-time employees. During the operating season, the Partnership employs in aggregate approximately 43,000 seasonal and part-time employees, many of whom are high school and college students. Approximately 3,500 of Cedar Point's seasonal employees, 400 of Valleyfair's seasonal employees, and 250 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Partnership's Investor Relations Office or through its website (www.cedarfair.com).

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information.

See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	55
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

Richard A. Zimmerman	53
Richard Zimmerman has served as Chief Operating Officer since October of 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007. Before serving as Regional Vice President, he served as Vice President and General Manager of Kings Dominion since 1998.

Brian C. Witherow	47
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. He served as Corporate Treasurer from May 2004 to June 2005 and as Corporate Director of Investor Relations from 1995 through 2004.

H. Philip Bender	58
Phil Bender has served as Executive Vice President, Operations, since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to that, he served as Vice President & General Manager of Worlds of Fun / Oceans of Fun since the end of 2000.

Robert A. Decker	53	Rob Decker has served as Corporate Vice President of Planning & Design since the end of 2002. Prior to that, he served as Corporate Director of Planning and Design since 1999.
Craig J. Freeman	60
Craig Freeman has served as Corporate Vice President of Administration since September 2005. Prior to that, he served as Vice President and General Manager of Knott's Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	48
Duff Milkie has served as Corporate Vice President and General Counsel since February 2008 and Corporate Secretary since February 2012. Prior to that, he was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista since 1998.

David R. Hoffman	45
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Before joining Cedar Fair in 2006, he served as a business advisor with Ernst & Young.

Kelley Semmelroth	49
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

Uncertain economic conditions, such as high unemployment rates, could affect our guests' levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy, a continued economic slowdown or further deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The continued materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

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
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during this 130- to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, increased minimum wage or employee benefit costs, including health care costs, or otherwise, could adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 contains provisions which could materially impact our future health-care costs. Recently proposed changes to the federal minimum wage rate could also materially impact our future seasonal labor rates. While the ultimate impact of such legislation is not yet known, it is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

If we lose key personnel, our business may be adversely affected.
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of the services of our key employees could have a material adverse effect on our business.

The high fixed cost structure of amusement park operations can result in significantly lower margins if revenues decline.
A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impractical, we could experience a material decline in margins, revenues, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

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
Our credit agreement and the indentures governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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

Our credit agreement requires us to meet certain maximum leverage ratios and minimum fixed charge coverage ratios and the failure to do so may constitute an event of default under our credit agreement. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The most critical of these ratios is the Consolidated Leverage Ratio. The maximum allowed ratio, as set forth in our credit agreement, is 6.25x Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA. Based on 2013 results, our Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA ratio at December 31, 2013 was in compliance with the covenant at 3.59x, providing $180.1 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratio. In spite of this cushion, to the extent that our 2014 attendance levels are negatively impacted by, among other things, deteriorating economic and market conditions, and Consolidated EBITDA falls below approximately $244 million for the 2014 fiscal year, based on debt levels at December 31, 2013, our ability to satisfy the Consolidated Leverage Ratio would be difficult.

Our credit agreement and the indenture governing our notes also contain provisions that govern restricted payments, including our ability to declare and pay partnership distributions. Under the terms of the credit agreement, in 2013 our ability to make restricted payments is permitted based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined), as measured quarterly utilizing trailing twelve month information. Under the terms of the more restrictive indenture, our ability to make restricted payments is based a pro-forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x. As of December 31, 2013, Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was 3.65x, providing $98.2 million of Consolidated Cash Flow cushion on the ratio.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2013, after giving consideration to current outstanding interest-rate swap arrangements, all of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After giving consideration to the swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $1,540.2 million of outstanding indebtedness as of December 31, 2013 (after giving effect to $16.3 million of outstanding letters of credit under our revolving credit facility and $3.2 million of unamortized original issue discount on our notes).
Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•	limit our flexibility in planning or reacting to changes in business and future business operations; and

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing other indebtedness.

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
From 2008 through 2010, U.S. and global credit markets experienced significant disruption, making it difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value resulted in a reduction of public offerings of equity securities. If these conditions return, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long-term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long-term debt as of December 31, 2013 of $1,523.9 million (before reduction of $3.2 million of original issue discount on our notes).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Cedar Point and Soak City are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. Wildwater Kingdom, located near Cleveland, Ohio, is situated on approximately 670 total acres, of which 65 acres have been developed and are in use at the water park and an additional 65 acres are available for future expansion. The remaining acreage is available for sale.

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

All of the Partnership's property is owned in fee simple, with the exception of Great America in Santa Clara, California, and is encumbered by the Partnership's credit agreement. The Partnership leases the land at Great America from the City of Santa Clara through a long-term lease agreement that is renewable in 2039 with options to terminate at the Partnership's discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement.  In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause.  That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated.  On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette.  On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013 the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  On June 3, 2013 the Partnership filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013 Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  On September 25, 2013  the Supreme Court of Ohio accepted the appeal on Proposition of Law No. 1 related to the Supreme Court’s holding in Masetta v. National Bronze & Aluminum Foundry Co. 159 Ohio St. 306 (1953), barring specific performance as a remedy for a personal services contract under Ohio law and its applicability to individual employment agreements. The matter now proceeds on the merits and both sides have filed briefs with the court in support of their respective arguments.  The Partnership believes the liability recorded as of December 31, 2013 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2014, there were approximately 6,300 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plans, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2013	Distribution	High	Low
4th quarter	$0.70	$50.16	$42.67
3rd quarter	0.63	44.49	41.11
2nd quarter	0.63	44.29	38.28
1st quarter	0.63	39.90	33.95

2012
4th quarter	$0.40	$37.69	$30.90
3rd quarter	0.40	34.96	30.06
2nd quarter	0.40	31.74	25.24
1st quarter	0.40	29.98	21.75

The Partnership's credit agreement includes provisions that allow the Partnership to make restricted payments up to $60 million at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x as measured quarterly utilizing trailing twelve month information. Per the terms of our more restrictive notes indenture, the ability to make restricted payments is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2008.

	Base Period	Return
	2008	2009	2010	2011	2012	2013
Cedar Fair, L.P.	$100.00	$103.48	$139.82	$207.82	$340.32	$643.57
S&P 500	100.00	126.46	145.49	148.56	168.48	218.36
S&P 400	100.00	137.38	173.98	170.97	198.44	261.08
S&P Movies and Entertainment	100.00	52.36	43.59	48.54	65.35	101.67

ITEM 6. SELECTED FINANCIAL DATA.

	2013	2012 (1)	2011	2010 (2)	2009 (3)
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$1,134,572	$1,068,454	$1,028,472	$977,592	$916,075
Operating income	301,761	233,675	227,946	151,669	183,890
Income (loss) before taxes	128,447	133,614	73,173	(30,382)	48,754
Net income (loss)	108,204	101,857	65,296	(33,052)	34,184
Net income (loss) per unit - basic	1.95	1.83	1.18	(0.60)	0.62
Net income (loss) per unit - diluted	1.94	1.82	1.17	(0.60)	0.61
Balance Sheet Data
Total assets	$2,014,627	$2,019,865	$2,047,168	$2,065,877	$2,130,932
Working capital (deficit)	27,698	2,904	(104,928)	(98,518)	(70,212)
Long-term debt	1,520,632	1,532,180	1,556,379	1,579,703	1,626,346
Partners' equity	139,131	154,451	136,350	121,628	113,839
Distributions
Declared per limited partner unit	$2.58	$1.60	$1.00	$0.25	$1.23
Paid per limited partner unit	2.58	1.60	1.00	0.25	1.23
Other Data
Depreciation and amortization	$122,487	$126,306	$125,837	$128,856	$134,398
Adjusted EBITDA (4)	425,430	390,954	374,576	359,231	316,512
Capital expenditures	120,488	96,232	90,190	71,706	69,136
Combined attendance (5)	23,519	23,300	23,386	22,794	21,136
Combined in-park guest per capita spending (6)	$44.15	$41.95	$40.03	$39.21	$39.56

Notes:

(1)	Operating results for 2012 include a non-cash charge of $25.0 million for the impairment of long-lived assets at Wildwater Kingdom.

(2)
Operating results for 2010 include a loss on debt extinguishment of $35.3 million and a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were originally recorded with the PPI acquisition.

(3)
Operating results for 2009 include a gain of $23.1 million for the sale of excess land near Canada's Wonderland and a $4.5 million non-cash charge for the impairment of trade-names originally recorded with the PPI acquisition.

(4)
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

(5)	Combined attendance includes attendance figures from the eleven amusement parks and all separately gated outdoor water parks.

(6)
Combined in-park guest per capita spending ("per capita spending") includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	2013	2012	2011	2010	2009
	(In thousands )
Net income (loss)	$108,204	$101,857	$65,296	$(33,052)	$34,184
Interest expense	103,071	110,619	157,185	150,285	124,706
Interest income	(154)	(68)	(157)	(1,154)	(44)
Provision for taxes	20,243	31,757	7,877	2,670	14,570
Depreciation and amortization	122,487	126,306	125,837	128,856	134,398
EBITDA	353,851	370,471	356,038	247,605	307,814
Loss on early debt extinguishment	34,573	—	—	35,289	—
Net effect of swaps	6,883	(1,492)	(13,119)	18,194	9,170
Unrealized foreign currency (gain) loss	29,085	(9,181)	9,830	(17,464)	—
Equity-based compensation	5,535	3,265	(239)	(89)	(26)
Loss on impairment of goodwill and other intangibles	—	—	—	2,293	4,500
Loss on impairment/retirement of fixed assets, net	2,539	30,336	11,355	62,752	244
Gain on sale of other assets	(8,743)	(6,625)	—	—	(23,098)
Terminated merger costs	—	—	230	10,375	5,619
Refinancing costs	—	—	955	—	832
Licensing dispute settlement costs	—	—	—	—	1,980
Class action settlement costs	—	—	—	276	9,477
Other non-recurring costs (1)	1,707	4,180	9,526	—	—
Adjusted EBITDA	$425,430	$390,954	$374,576	$359,231	$316,512

(1)
The Company's 2010, 2011 and 2013 Credit Agreements reference certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included litigation expenses and costs for SEC compliance matters related to Special Meeting requests, costs associated with certain unusual ride abandonment and relocation expenses, and costs associated with the transition to a new advertising agency.

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

Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President of Operations, and the park general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

For the years ended December 31,	2013		2012		2011
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$647.0	57.0%	$612.1	57.3%	$596.0	57.9%
Food, merchandise and games	356.1	31.4%	342.2	32.0%	349.5	34.0%
Accommodations and other	131.5	11.6%	114.1	10.7%	83.0	8.1%
Net revenues	1,134.6	100.0%	1,068.4	100.0%	1,028.5	100.0%
Operating costs and expenses	716.5	63.2%	684.7	64.1%	663.3	64.5%
Depreciation and amortization	122.5	10.8%	126.3	11.8%	125.8	12.2%
Loss on impairment / retirement of fixed assets	2.5	0.2%	30.3	2.8%	11.4	1.1%
Gain on sale of other assets	(8.7)	(0.8)%	(6.6)	(0.6)%	—	—%
Operating income	301.8	26.6%	233.7	21.9%	228.0	22.2%
Interest and other expense, net	102.9	9.0%	110.6	10.3%	158.0	15.4%
Net effect of swaps	6.9	0.6%	(1.5)	(0.1)%	(13.1)	(1.3)%
Loss on early debt extinguishment	34.6	3.0%	—	—%	—	—%
Unrealized / realized foreign currency (gain) loss	28.9	2.5%	(9.0)	(0.8)%	9.9	1.0%
Provision for taxes	20.3	1.8%	31.7	3.0%	7.9	0.8%
Net income	$108.2	9.5%	$101.9	9.5%	$65.3	6.3%
Other data:
Combined attendance (in thousands)	23,519		23,300		23,386
Combined in-park guest per capita spending	$44.15		$41.95		$40.03

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

There was no impairment of any long-lived assets in 2013. At the end of the third quarter of 2012, we concluded based on 2012 operating results through the third quarter and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing our review, we determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, we concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing a review of the updated market value of the land, we determined the land was impaired. Accordingly, we recognized a total of $25.0 million of fixed-asset impairment for operating and non-operating assets during the third quarter of 2012. There was no impairment of long-lived assets in 2011.

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

We completed the review of goodwill and other indefinite-lived intangibles as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively, and determined the goodwill was not impaired at these balance sheet dates.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods. At December 31, 2013, all reporting units with goodwill had fair values in excess of their carrying values by greater than 10%.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Derivative Financial Instruments

Derivative financial instruments are used within our overall risk management program to manage certain interest rate and foreign currency risks. By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that we believe poses minimal credit risk.

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

Income Taxes

Our legal structure includes both partnerships and corporate subsidiaries. As a publicly traded partnership, we are subject to an entity-level tax (the "PTP tax"). Accordingly, the partnership itself is not subject to corporate income taxes; rather, the partnership's tax attributes (except those of the corporate subsidiaries) are included in the tax returns of our partners. Our corporate subsidiaries are subject to entity-level income taxes. Our "Provision for taxes" includes both the PTP tax and the income taxes from the corporate subsidiaries.

Our corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rate expected to apply in the year in which those temporary differences are expected to be recovered or settled.

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2012, we had recorded an $11.3 million valuation allowance related to a $31.2 million deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2013, we continued to utilize the foreign tax credits and updated our long term estimates of domestic and foreign source income. Based on these updated estimates, we believe no additional adjustments to the valuation allowance was warranted. As of December 31, 2013, we had $24.3 million of deferred tax assets associated with the foreign tax credit carryforwards and a $6.8 million related valuation allowance.

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

Results of Operations

2013 vs. 2012

The following table presents key operating and financial information for the years ended December 31, 2013 and 2012 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/13	12/31/12	$	%

Net revenues	$1,134,572	$1,068,454	$66,118	6.2%
Operating costs and expenses	716,528	684,762	31,766	4.6%
Depreciation and amortization	122,487	126,306	(3,819)	(3.0)%
Loss on impairment/retirement of fixed assets	2,539	30,336	(27,797)	N/M
Gain on sale of other assets	(8,743)	(6,625)	(2,118)	N/M
Operating income	$301,761	$233,675	$68,086	29.1%
Other Data:
Adjusted EBITDA (1)	$425,430	$390,954	$34,476	8.8%
Adjusted EBITDA margin	37.5%	36.6%	—	0.9%
Attendance	23,519	23,300	219	0.9%
Per capita spending	$44.15	$41.95	$2.20	5.2%
Out-of-park revenues	$124,164	$116,767	$7,397	6.3%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 14-15.

Consolidated net revenues totaled $1,134.6 million in 2013, increasing $66.1 million, from $1,068.5 million in 2012. The 6% increase in revenues reflects a 5%, or $2.20, increase in average in-park guest per capita spending compared with a year ago, a 6%, or $7.4 million, increase in out-of-park revenues, and a 1%, or 0.2 million-visit, increase in attendance. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was primarily due to increases in admissions pricing, strong returns from investments in our food and beverage programs, and results of premium benefit offerings.

Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The increase in out-of-park revenues was primarily driven by the strong performance of our resort properties, which drove higher average daily room rates and occupancy rates.

The 1% increase in attendance for 2013 compared to 2012 was due largely to the continued success of our season pass programs, which grew in terms of both number of passes sold and number of total visits. Excluding the sale of two of our water parks over the past two years, attendance would have increased 2%, or approximately 0.5 million visits.

The increase in revenues for the fiscal year also reflects the negative impact of currency exchange rates from the strengthening U.S. dollar on our Canadian operations (approximately $4.1 million) during 2013.

Operating costs and expenses increased $31.7 million, or 5%, to $716.5 million versus $684.8 million for 2012. The increase in costs and expenses was the result of a $3.2 million decrease in cost of goods sold, a $20.9 million increase in operating expenses, and a $14.1 million increase in selling, general and administrative costs. As a percent of net revenues, operating expenses decreased by 61 basis points year-over-year. The 3% decrease in cost of goods sold was primarily driven by food and beverage efficiency initiatives. Operating expenses increased primarily due to higher normal operating and maintenance expenses, enhancements to park infrastructure, and increased employment related costs including performance bonuses. The increase in selling, general and administrative costs was primarily due to increases in full time labor and benefits costs including incentive compensation, and advertising agency and consumer relationship management database development costs.

The increase in expenses for the fiscal year also reflects the positive impact of currency exchange rates from the strengthening U.S. dollar on our Canadian operations (approximately $1.7 million) during 2013.

Depreciation and amortization expense decreased $3.8 million due to several significant assets being fully depreciated at the end of 2012. The $8.7 million gain on sale of other assets relates to the sale of one of our non-core water parks during the year. Loss on impairment/retirement of fixed assets in 2013 totaled $2.5 million for the retirement of assets at several of our properties. During 2012, two non-core assets were sold at a total gain of $6.6 million, which was recorded in gain on sale of other assets. Loss on impairment/retirement of fixed assets for 2012 totaled $30.3 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom, along with retirements at several of our properties. After depreciation, amortization, gain on sale of other assets, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for 2013 increased $68.1 million to $301.8 million compared with operating income for 2012 of $233.7 million.

Interest expense for the year decreased $7.5 million to $103.1 million from $110.6 million in the prior year. The decrease in interest expense was due to the settlement of our Canadian cross-currency swaps in the first quarter of 2012, a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, a decrease in revolver interest due to lower average borrowings and a lower effective interest rate from the March 2013 refinancing.

During 2013, the net effect of our swaps was recorded as a charge to earnings of $6.9 million compared to a benefit to earnings of $1.5 million in 2012. The difference reflects the regularly scheduled amortization of amounts in Accumulated Other Comprehensive Income ("AOCI") and the write-off of amounts related to de-designated swaps, which were partially offset by gains from marking the ineffective and de-designated swaps to market during the year. During 2013, we also recognized a $28.9 million charge to earnings for unrealized/realized foreign currency losses, which included a $29.1 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Additionally, due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the current year-to-date period.

A provision for taxes of $20.2 million was recorded in 2013, consisting of a provision for income taxes of $10.6 million and a provision for PTP taxes of $9.6 million. This compares with a provision for taxes of $31.7 million in 2012, consisting of a provision for income taxes of $23.0 million and a provision for PTP taxes of $8.8 million. The change in provision for income taxes was primarily due to the impact of currency exchange rates on pre-tax income.

After interest expense and provision for taxes, net income for 2013 totaled $108.2 million, or $1.94 per diluted limited partner unit, compared with net income of $101.9 million, or $1.82 per unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 14-15). In 2013, Adjusted EBITDA increased $34.5 million, or 9%, to $425.4 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 90 bps to 37.5% from 36.6% in 2012. The increase in Adjusted EBITDA was primarily due to the success of high-margin revenue initiatives during the year, such as growth in our premium-benefit offerings and our admission pricing, combined with another year of growth in our season pass base and a continued focus on controlling operating costs at the park level.

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
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 14-15.

Consolidated net revenues totaled $1,068.5 million in 2012, increasing $40.0 million, from $1,028.5 million in 2011. The 4% increase in revenues reflects a 5%, or $1.92, increase in average in-park guest per capita spending compared with a year ago and a less than 1%, or 0.1 million visit, decrease in attendance. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was primarily due to new premium benefit offerings and the positive impact of new customer messaging and dynamic pricing. The slight decrease in attendance for 2012 compared to 2011 was largely due to less than favorable weather that the parks experienced during the fourth quarter of 2012. Despite the slight decrease in overall attendance, the parks experienced growth in the number of season passes sold, as well as season pass visits, which was a focus of management heading into the 2012 season. The growth in season-pass visits was the result of an increased marketing focus toward season passes at several of our parks, resulting in a record number of season passes sold in 2012.

The increase in 2012 revenues was somewhat offset by a decrease of less than 1%, or approximately $0.8 million, in out-of-park revenues, which represents the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates. The decrease in out-of-park revenues was primarily driven by softness in our overall hotel properties performance in 2012. The increase in revenues for 2012 also reflects the negative impact of currency exchange rates and the weakening U.S. dollar on our Canadian operations (approximately $4.0 million) during 2012.

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

The loss on impairment/retirement of fixed assets, net, during 2012 totaled $30.3 million, reflects a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom along with losses on other retirements in the normal course of business. During 2012, two non-core assets were sold at gains totaling $6.6 million. In 2011, a charge of $11.4 million for the retirement of fixed assets, which included the retirement of a composite asset.

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

During 2012, the net effect of our swaps was recorded as a benefit to earnings of $1.5 million compared to a benefit to earnings of $13.1 million in 2011. The difference reflects the regularly scheduled amortization of amounts in AOCI related to the swaps, which were offset by gains from marking the ineffective and de-designated swaps to market and foreign currency gains related to the U.S.-dollar denominated Canadian term loan in the current period. During 2012, we also recognized a $9.0 million net benefit to earnings for unrealized/realized foreign currency gains, which included a $9.2 million unrealized foreign currency gain on the U.S.-dollar denominated debt held at our Canadian property.

A provision for taxes of $31.7 million was recorded in 2012, consisting of a provision for the tax attributes of our corporate subsidiaries of $23.0 million and a provision for PTP taxes of $8.8 million. This compares with a provision for taxes of $7.9 million in 2011, consisting of a benefit for the tax attributes of our corporate subsidiaries of $0.4 million and a provision for PTP taxes of $8.3 million.

After interest expense and provision for taxes, net income for the period totaled $101.9 million, or $1.82 per diluted limited partner unit, compared with net income of $65.3 million, or $1.17 per unit, a year ago.

In 2012, Adjusted EBITDA (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 6 in Item 6, “Selected Financial Data,” on pages 14-15) increased $16.4 million, or 4%, to $391.0 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 20 bps to 36.6% from 36.4% in 2011. The increase in Adjusted EBITDA was due to the increase in revenues resulting from the successful introduction of our new premium benefit offerings and dynamic pricing initiatives, as well as the successful expansion of our season pass base.

Financial Condition

With respect to both liquidity and cash flow, we ended 2013 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.2 at December 31, 2013 compares to the working capital ratio of 1.0 at December 31, 2012. Receivables and inventories are at normally low seasonal levels and cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2013 increased $38.5 million to $324.4 million from $285.9 million in 2012. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2013 over 2012 and a positive change in working capital.

Net cash from operating activities in 2012 increased $67.7 million to $285.9 million from $218.2 million in 2011. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2012 over 2011 and deferred taxes, somewhat offset by a negative change in working capital.

Investing Activities

Investing activities consist principally of capital investments we make in our parks and resort properties. During 2013, we sold a non-core asset and received net proceeds of $15.3 million. Total cash spent on capital expenditures during 2013 totaled $120.4 million as we continued to reinvest in our properties and expand our capital program. During 2012, we sold two non-core assets and received net proceeds of $16.0 million. Total cash spent on capital expenditures was $96.2 million in 2012. Including the effect of the two asset sales, net cash used for investing activities in 2012 totaled $80.2 million, compared to $90.2 million in 2011.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2014 operating season, we will be investing approximately 9% of net revenues in marketable capital investments across our properties, with the highlights of the 2014 program being the addition of Banshee, the world's longest inverted coaster, at Kings Island, and the introduction of Wonder Mountain's Guardian, a 4-D interactive dark ride, at Canada's Wonderland.

In addition to these new thrill rides, we are also investing in other capital improvements across our parks, including the upgrading of the Camp Snoopy childrens' area at Knott's Berry Farm, the addition of new water slides at Dorney Park, and the additions of new family rides at Cedar Point and Valleyfair. We will also be enhancing entertainment offerings and continuing our infrastructure upgrades across our properties.

Financing Activities

Net cash utilized for financing activities in 2013 totaled $178.3 million, compared with $163.0 million in 2012 and $100.7 million in 2011. An increase in distribution payments in 2013 ($143.5 million versus $88.8 million in 2012) and $23.5 million of loan issuance costs paid in 2013 for the March 2013 refinancing were somewhat offset by the 2012 cash settlement of a Canadian cross currency derivative contract in the first quarter of 2012. Net cash utilized for financing activities in 2012 totaled $163.0 million, compared with $100.7 million in 2011. An increase in distribution payments in 2012 ($88.8 million vs. $55.3 million in 2011) and the settlement of a Canadian cross-currency derivative contract in the first quarter of 2012 ($50.5 million) were somewhat offset by an increase in cash from operating activities.

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

Concurrently with the March 2013 offering, we entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The net proceeds from the notes issued in March 2013 and borrowings in connection with entering the 2013 Credit Agreement were used to repay in full all amounts outstanding under our previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership. The Partnership has historically used LIBOR as its rate for its borrowings. The terms of the senior secured term loan facility include a maturity date of March 15, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually.

Terms of the 2013 Credit Agreement include a revolving credit facility of a combined $255 million. The Canadian portion of the revolving credit facility has a limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.
At December 31, 2013, we had $618.9 million of variable-rate term debt, $901.8 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.3 million at December 31, 2013, we had $238.7 million of available borrowings under our revolving credit facility. The maximum outstanding balance under our revolving credit facility during 2013 was $123.0 million. During the fourth quarter of 2013, $8.0 million of term debt was prepaid, resulting in no amortized amounts due until the first quarter of 2015.
We have entered into several interest rate swaps that effectively fix all of our variable rate debt payments. As of December 31, 2013, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.
In comparison, at December 31, 2012 we had $1,131.1 million of variable-rate term debt outstanding under our previous credit agreement (none of which was scheduled to mature during 2013), $401.1 million in outstanding fixed-rate notes, and no borrowings outstanding under our previous revolving credit facility. After letters of credit, which totaled $16.4 million at December 31, 2012, we had $243.6 million of available borrowings under our revolving credit facility at the end of 2012. After considering the impact of interest rate swap agreements in effect at the time, at December 31, 2012, approximately $1.2 billion of our outstanding long-term debt represented fixed-rate debt and approximately $331.1 million represented variable-rate debt. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Consolidated Financial Statements.
The fair market value of our swap portfolio was a liability of $26.7 million at December 31, 2013 and a liability of $32.2 million at December 31, 2012, and was recorded in "Derivative Liability" on the consolidated balance sheet. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the fourth quarter of 2013, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will remain at that level through the end of the first quarter in 2014 and will decrease by 0.25x each second quarter beginning in the second quarter of 2014 until it reaches 5.25x. As of December 31, 2013, our Consolidated Leverage Ratio was 3.59x, providing $180.1 million of EBITDA cushion on the ratio at the end of the fourth quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of December 31, 2013.
The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.
The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. The restricted payment provisions applicable to our 2018 notes are more restrictive than those that apply to our 2021 notes. Under the more restrictive indenture covenants, we can make restricted payments of $20 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments in 2013 and beyond is permitted should our pro-forma trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x.
In accordance with these debt provisions, on November 7, 2013, we announced the declaration of a distribution of $0.70 per limited partner unit, which was paid on December 16, 2013, and on February 26, 2014 we announced the declaration of a distribution of $0.70 per limited partner unit, payable March 25, 2014.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2013 (in millions):

	Payments Due by Period
					2019 -
	Total	2014	2015-2016	2017-2018	Thereafter

Long-term debt (1)	$2,103.2	$102.7	$209.8	$606.8	$1,183.9
Capital expenditures (2)	76.5	68.2	8.3	—	—
Lease & other obligations (3)	169.4	21.6	18.7	15.7	113.4
Total	$2,349.1	$192.5	$236.8	$622.5	$1,297.3

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming current LIBOR interest rates, and the impact of our various derivative contracts. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2013.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $16.3 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2013. We have no other significant off-balance sheet financing arrangements.

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
We manage interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps to fix some or all of our variable-rate long-term debt. Translation exposures with regard to our Canadian operations are not hedged.
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
After considering the impact of interest rate swap agreements, at December 31, 2013, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $31 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an essentially flat annual cash interest costs due to the impact of our fixed-rate swap agreements.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $4.3 million over the next year.
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

Forward Looking Statements

Some of the statements contained in this report (including the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in this Form 10-K could adversely affect our future financial performance and cause actual results, or our beliefs or strategies, to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading “Quantitative and Qualitative Disclosures About Market Risk” under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2013 and 2012 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2013
1st Quarter (1)	$41,799	$(66,320)	$(109,126)	$(1.95)	$(1.95)
2nd Quarter	361,620	97,455	47,390	0.85	0.85
3rd Quarter	592,076	266,723	190,424	3.43	3.41
4th Quarter	139,077	3,903	(20,484)	(0.37)	(0.37)
	$1,134,572	$301,761	$108,204	$1.95	$1.94
2012
1st Quarter	$28,198	$(69,329)	$(65,415)	$(1.18)	$(1.18)
2nd Quarter	357,606	87,326	36,583	0.65	0.65
3rd Quarter (2)	553,445	204,565	141,013	2.54	2.52
4th Quarter	129,205	11,113	(10,324)	(0.19)	(0.19)
	$1,068,454	$233,675	$101,857	$1.83	$1.82

(1) The first quarter of 2013 included a non-cash charge of $34.6 million for the loss on early extinguishment of debt due to the March 2013 refinancing.
(2) The third quarter of 2012 included a non-cash charge of $25 million for the impairment of long-lived assets at Wildwater Kingdom.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Partnership's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 26, 2014

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2013	12/31/2012
ASSETS
Current Assets:
Cash and cash equivalents	$118,056	$78,830
Receivables	21,333	18,192
Inventories	26,080	27,840
Current deferred tax asset	9,675	8,184
Other current assets	11,353	8,060
	186,497	141,106
Property and Equipment:
Land	283,313	303,348
Land improvements	350,869	339,081
Buildings	584,659	584,854
Rides and equipment	1,494,112	1,450,231
Construction in progress	44,550	28,971
	2,757,503	2,706,485
Less accumulated depreciation	(1,251,740)	(1,162,213)
	1,505,763	1,544,272
Goodwill	238,089	246,221
Other Intangibles, net	39,471	40,652
Other Assets	44,807	47,614
	$2,014,627	$2,019,865
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$13,222	$10,734
Deferred revenue	44,521	39,485
Accrued interest	23,201	15,512
Accrued taxes	19,481	17,813
Accrued salaries, wages and benefits	29,200	24,836
Self-insurance reserves	23,653	23,906
Other accrued liabilities	5,521	5,916
	158,799	138,202
Deferred Tax Liability	158,113	153,792
Derivative Liability	26,662	32,260
Other Liabilities	11,290	8,980
Long-Term Debt:
Term debt	618,850	1,131,100
Notes	901,782	401,080
	1,520,632	1,532,180
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	2	1
Limited partners, 55,716, and 55,618 units outstanding at December 31, 2013 and December 31, 2012, respectively	148,847	177,660
Accumulated other comprehensive loss	(15,008)	(28,500)
	139,131	154,451
	$2,014,627	$2,019,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2013	2012	2011
Net revenues:
Admissions	$647,007	$612,069	$596,042
Food, merchandise and games	356,105	342,214	349,436
Accommodations and other	131,460	114,171	82,994
	1,134,572	1,068,454	1,028,472
Costs and expenses:
Cost of food, merchandise and games revenues	91,772	95,048	92,057
Operating expenses	472,344	451,403	430,851
Selling, general and administrative	152,412	138,311	140,426
Depreciation and amortization	122,487	126,306	125,837
Loss on impairment / retirement of fixed assets, net	2,539	30,336	11,355
Gain on sale of other assets	(8,743)	(6,625)	—
	832,811	834,779	800,526
Operating income	301,761	233,675	227,946
Interest expense	103,071	110,619	157,185
Net effect of swaps	6,883	(1,492)	(13,119)
Loss on early debt extinguishment	34,573	—	—
Unrealized/realized foreign currency (gain) loss	28,941	(8,998)	9,909
Other (income) expense	(154)	(68)	798
Income before taxes	128,447	133,614	73,173
Provision for taxes	20,243	31,757	7,877
Net income	108,204	101,857	65,296
Net income allocated to general partner	1	1	1
Net income allocated to limited partners	$108,203	$101,856	$65,295

Net income	$108,204	$101,857	$65,296
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	2,756	369	933
Unrealized income on cash flow hedging derivatives	10,736	139	3,767
Other comprehensive income, (net of tax)	13,492	508	4,700
Total comprehensive income	$121,696	$102,365	$69,996
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,476	55,518	55,345
Net income per limited partner unit	$1.95	$1.83	$1.18
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,825	55,895	55,886
Net income per limited partner unit	$1.94	$1.82	$1.17

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,204	$101,857	$65,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	122,487	126,306	125,837
Non-cash equity based compensation expense	6,391	4,476	(239)
Loss on early debt extinguishment	34,573	—	—
Loss on impairment / retirement of fixed assets, net	2,539	30,336	11,355
Gain on sale of other assets	(8,743)	(6,625)	—
Net effect of swaps	6,883	(1,492)	(13,119)
Amortization of debt issuance costs	6,130	10,417	10,000
Unrealized foreign currency (gain) loss on notes	27,786	(8,758)	8,753
Deferred income taxes	3,348	27,502	677
Excess tax benefit from unit-based compensation expense	(855)	(1,208)	—
Change in operating assets and liabilities:
(Increase) decrease in receivables	(6,257)	(10,543)	4,516
(Increase) decrease in inventories	1,535	5,251	(1,045)
(Increase) decrease in current assets	(317)	3,923	(1,785)
(Increase) decrease in other assets	(1,737)	(2,739)	173
Increase (decrease) in accounts payable	174	170	(1,144)
Increase (decrease) in deferred revenue	5,491	9,804	3,724
Increase (decrease) in accrued interest	8,714	(587)	(4,399)
Increase (decrease) in accrued taxes	1,690	1,883	835
Increase (decrease) in accrued salaries and wages	4,440	(8,576)	15,406
Increase (decrease) in self-insurance reserves	(136)	2,625	(206)
Increase (decrease) in other current liabilities	(386)	(1,986)	(561)
Increase (decrease) in other liabilities	2,503	3,897	(5,897)
Net cash from operating activities	324,457	285,933	218,177
CASH FLOWS FOR INVESTING ACTIVITIES
Proceeds from the sale of other assets	15,297	16,058	—
Capital expenditures	(120,448)	(96,232)	(90,190)
Net cash for investing activities	(105,151)	(80,174)	(90,190)
CASH FLOWS FOR FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit loans	—	—	(23,200)
Term debt borrowings	630,000	—	22,938
Note borrowings	500,000	—	—
Derivative settlement	—	(50,450)	—
Term debt payments, including early termination penalties	(1,142,250)	(25,000)	(23,900)
Distributions paid to partners	(143,457)	(88,813)	(55,347)
Payment of debt issuance costs	(23,532)	—	(21,214)
Exercise of limited partnership unit options	52	76	5
Excess tax benefit from unit-based compensation expense	855	1,208	—
Net cash for financing activities	(178,332)	(162,979)	(100,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,748)	526	(1,510)
CASH AND CASH EQUIVALENTS
Net increase for the year	39,226	43,306	25,759
Balance, beginning of year	78,830	35,524	9,765
Balance, end of year	$118,056	$78,830	$35,524
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$90,834	$101,883	$153,326
Interest capitalized	1,610	1,322	1,835
Cash payments for income taxes, net of refunds	14,822	1,783	6,135
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2013	2012	2011

Limited Partnership Units Outstanding
Beginning balance	55,618	55,346	55,334
Limited partnership unit options exercised	6	16	—
Limited partnership unit forfeitures	(1)	—	—
Issuance of limited partnership units as compensation	93	256	12
	55,716	55,618	55,346
Limited Partners’ Equity
Beginning balance	$177,660	$160,068	$150,047
Net income	108,203	101,856	65,295
Partnership distribution declared (2013 - $2.58; 2012 - $1.60; 2011 - $1.00)	(143,457)	(88,813)	(55,347)
Expense (income) recognized for limited partnership unit options	903	345	(239)
Limited partnership unit options exercised	52	76	5
Tax effect of units involved in option exercises and treasury unit transactions	855	1,208	127
Issuance of limited partnership units as compensation	4,631	2,920	180
	148,847	177,660	160,068
General Partner’s Equity
Beginning balance	1	—	(1)
Net income	1	1	1
	2	1	—
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	(2,751)	(3,120)	(4,053)
Current year activity, net of tax (($1,586) in 2013, ($213) in 2012, $245 in 2011)	2,756	369	933
	5	(2,751)	(3,120)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(25,749)	(25,888)	(29,655)
Current year activity, net of tax (($1,745) in 2013, ($210) in 2012, $5,508 in 2011)	10,736	139	3,767
	(15,013)	(25,749)	(25,888)
	(15,008)	(28,500)	(29,008)
Total Partners’ Equity	$139,131	$154,451	$136,350
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”) whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2013 there were 55,716,300 outstanding limited partnership units listed on The New York Stock Exchange, net of 1,345,683 units held in treasury. At December 31, 2012, there were 55,617,901 outstanding limited partnership units listed, net of 1,444,082 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's 2013 Credit Agreement, the General Partner paid $2.58 per limited partner unit in distributions, or approximately $143.5 million in aggregate, in 2013.

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

In 2013, the Partnership recognized a $28.9 million charge to earnings for unrealized/realized foreign currency losses, $29.1 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated debt held at its Canadian property. In 2012, the Partnership recognized a $9.0 million benefit to earnings for unrealized/realized foreign currency gains, $9.2 million of which represented an unrealized foreign currency gain on the U.S.-dollar denominated notes held at its Canadian property. All other transaction gains and losses included in the 2013, 2012 and 2011 consolidated statements of operations were not material.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $122.4 million in 2013, $126.3 million in 2012, and $125.8 million in 2011. As a result of the retirements of fixed assets at our parks in 2013, a total of $2.5 million was charged to earnings and was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statements of operations. In 2012, a $25.0 million charge for the impairment of assets at Wildwater Kingdom was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income and is discussed in detail in Note 3. As a result of the sale of two non-core assets, $8.7 million and

$6.6 million was recorded in "Gain on sale of other assets" on the consolidated statement of operations and comprehensive income during 2013 and 2012, respectively. As a result of a retirement of a ride at one of the parks in 2011, $8.8 million of net book value has been recorded in loss on impairment / retirement of fixed assets, net.

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	25 years	-	40 years
Rides	Approximately		20 years
Equipment	3 years	-	10 years

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. The Partnership performed its annual goodwill impairment tests as of December 31, 2013 and concluded there was no impairment of the carrying value of the goodwill.

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

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2013 and 2012 the accrued reserves totaled $23.7 million and $23.9 million, respectively.

Derivative Financial Instruments    The Partnership is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, it may enter into derivative transactions pursuant to its overall financial risk management program. The Partnership does not use them for trading purposes.

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

Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings, are included in Accommodations and other revenue.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $57.8 million in 2013, $55.4 million in 2012 and $53.0 million in 2011. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in other current assets.

Unit-Based Compensation    The Partnership accounts for unit-based compensation in accordance with FASB ASC 718 “Compensation - Stock Compensation” which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Partnership uses a binomial option-pricing model for all grant date estimations of fair value.

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

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2013	2012	2011
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,476	55,518	55,345
Effect of dilutive units:
Unit options (Note 7)	162	43	—
Phantom units (Note 7)	187	334	541
Diluted weighted average units outstanding	55,825	55,895	55,886
Net income per unit - basic	$1.95	$1.83	$1.18
Net income per unit - diluted	$1.94	$1.82	$1.17

Weighted average unit options of 5,300, 11,600, and 63,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2013, 2012, and 2011, respectively.

Accounting pronouncements

In January 2013, the FASB ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement. The Partnership adopted this guidance during the first quarter of 2013 and it did not impact its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. We adopted this guidance during the first quarter of 2013 and it did not impact the Partnership's consolidated financial statements. The Partnership has elected to present movements out of Other Comprehensive Income ("OCI") in an additional disclosure in the notes to the consolidated financial statements (see Note 12 to the accompanying financial statements).

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. The Partnership is in the process of determining the potential impact this guidance may have of on its consolidated financial statements.

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

There were no fixed assets that were impaired during 2013. At the end of the third quarter of 2012, the Partnership concluded based on 2012 operating results through the third quarter and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Also, at the end of the third quarter of 2012, the Partnership concluded that market conditions had changed on the adjacent non-operating land of Wildwater Kingdom. After performing its review of the updated market value of the land, the Partnership determined the land was impaired. The Partnership recognized a total of $25.0 million of non-operating and operating fixed-asset impairment during the third quarter of 2012 which was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
($'s in thousands)
Balance at December 31, 2011	$323,358	$(79,868)	$243,490
Foreign currency exchange translation	2,731	—	2,731
Balance at December 31, 2012	326,089	(79,868)	246,221
Foreign currency exchange translation	(8,132)	—	(8,132)
Balance at December 31, 2013	$317,957	$(79,868)	$238,089

The Partnership's other intangible assets consisted of the following at December 31, 2013 and 2012:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	($'s in thousands)
December 31, 2013
Other intangible assets:
Trade names	—	$39,070	$—	$39,070
License / franchise agreements	14.7 years	800	399	401
Total other intangible assets	14.7 years	$39,870	$399	$39,471

December 31, 2012
Other intangible assets:
Trade names	—	$40,222	$—	$40,222
License / franchise agreements	14.3 years	790	360	430
Total other intangible assets	14.3 years	$41,012	$360	$40,652

Amortization expense of other intangible assets for 2013, 2012, and 2011 was $39,000, $38,000, and $58,000, respectively. Amortization expense of other intangible assets held at December 31, 2013, is expected to total less than $50,000 in each of the years 2014-2018.

(5) Long-Term Debt:

Long-term debt at December 31, 2013 and 2012:

($'s in thousands)	2013	2012

Revolving credit facility (due 2018)	$—	$—
Term debt (1)
March 2013 U.S. term loan averaging 3.25% at 2013 (due 2013-2020)	618,850	—
February 2011 Amended U.S. term loan averaging 4.0% at 2011 (due 2011-2017)	—	1,131,100
Notes
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	—
July 2010 U.S. fixed rate note at 9.125% (due 2018)	401,782	401,080
	1,520,632	1,532,180
Less: current portion	—	—
	$1,520,632	$1,532,180

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6).

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of original issue discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435.0 million credit agreement (the 2010 Credit Agreement), which included a $1,175.0 million senior secured term loan facility and a $260.0 million senior secured revolving credit facility.

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan was scheduled to mature in December 2017 and bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes, maturing in 2021, in a private placement. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The Partnership has historically used LIBOR as its rate for borrowings. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. During the fourth quarter of 2013, $8.0 million of term debt was prepaid, resulting in no amortized amounts due until the first quarter of 2015. The net proceeds from the notes issued in March 2013 and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

Revolving Credit Loans    Terms of the 2013 Credit Agreement include a combined $255.0 million facility. Under the agreement, the Canadian portion of the revolving credit facility has a limit of $15.0 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 basis points (bps). The revolving credit facility, which matures in March 2018, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2013, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $16.3 million. After letters of credit, the Partnership had $238.7 million of available borrowings under its revolving credit facility as of December 31, 2013. The maximum outstanding balance during 2013 was $123.0 million under the revolving credit facility. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the 2013 Credit Agreement include a $630.0 million U.S. term loan maturing in March 2020. As of December 31, 2013, the U.S. term loan bore interest at a rate of LIBOR plus 250 bps, with a LIBOR floor of 75 bps.

At December 31, 2013, the scheduled annual maturities of term debt were as follows ($'s in thousands):

	2014	2015	2016	2017	2018	2019 and beyond	Total
U.S. Term loan maturing in 2020	$—	$6,175	$6,300	$6,300	$6,300	$593,775	$618,850

The fair value of the term debt at December 31, 2013, was approximately $620.4 million, based on borrowing rates available as of that date to the Partnership on long-term debt with similar terms and maturities. The fair value of the outstanding debt at December 31, 2012, was approximately $1,117.1 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2012.

The Partnership may prepay some or all of its term debt maturing in 2020 without premium or penalty at any time.

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

The notes issued by the Partnership in March 2013 pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.25%.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

The fair value of the notes at December 31, 2013, was approximately $933.2 million based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities. The fair value of the notes at December 31, 2012, was approximately $353.8 million, based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities.

Covenants    The 2013 Amended Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio. As of December 31, 2013 this ratio is set at 6.25x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA. As of December 31, 2013, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 3.59x, providing $180.1 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratio. The Partnership was also in compliance with all other covenants as of December 31, 2013.

The 2013 Amended Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $60.0 million annually so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma

Consolidated Leverage Ratio be less than or equal to 5.00x Consolidated Total Debt-to-Consolidated EBITDA. Per the terms of the more restrictive indenture, the ability to make restricted payments is permitted should the Partnership's trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x Consolidated Total Indebtedness (including average revolving debt)-to-Consolidated EBITDA, measured on a quarterly basis using trailing-twelve month data. As of December 31, 2013, Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was 3.65x, providing $98.2 million of Consolidated Cash Flow cushion on the ratio.

The Partnership's policy is to capitalize interest on major construction projects. In 2013, interest payments of $1.6 million were capitalized, as compared to interest of $1.3 million in 2012 and $1.8 million capitalized in 2011.

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
On March 15, 2011, the Partnership entered into several additional forward-starting basis-rate swap agreements ("March 2011 swaps") that, when combined with the September 2010 swaps, effectively converted $600 million of variable-rate debt to fixed rates beginning in October 2011. The September 2010 swaps and the March 2011 swaps, which were jointly designated as cash flow hedges, mature in December 2015 and fixed LIBOR at a weighted average rate of 2.46%. For the period that the September 2010 swaps were de-designated, their fair value decreased by $3.3 million, the offset of which was recognized as a direct charge to the Partnership's earnings and recorded to “Net effect of swaps” on the consolidated statement of operations along with the regular amortization of “Other comprehensive income (loss)” balances related to these swaps. No other ineffectiveness related to these swaps was recorded in any period presented.
On May 2, 2011, the Partnership entered into four additional forward-starting interest-rate swap agreements ("May 2011 forward-starting swaps") that effectively converted another $200 million of variable-rate debt to fixed rates beginning in October 2011. These swaps, which were designated as cash flow hedges, mature in December 2015 and fixed LIBOR at a weighted average rate of 2.54%.
As a result of the 2013 Credit Agreement, the previously described swaps were de-designated as the spreads of the 2013 Credit Agreement decreased to 75 bps from 100 bps in the Amended 2010 Credit Agreement. The May 2011 swaps remain de-designated as the amount of variable rate debt decreased to $630 million, resulting in no hedging relationship for these swaps. On March 4, 2013, the Partnership entered into several forward-starting swap agreements ("March 2013 swaps") that were not designated as a cash flow hedge on that date. On March 6, 2013, the March 2013 swaps were combined with the September 2010 swaps and the March 2011 swaps (together referred to as the "Combination Swaps"), and designated as cash flow hedges, effectively converting $600 million of variable-rate debt to fixed rates. The Combination Swaps, which were designated as cash flow hedges, mature in December 2015 and fix LIBOR at a weighted average rate of 2.331%. At the time of the de-designation, the fair market value of the September 2010 swaps and March 2011 swaps was $22.2 million. Amounts in Accumulated Other Comprehensive Income (“AOCI”) at the time of de-designation related to these swaps was $26.1 million. This amount is being amortized out of AOCI into expense in "Net effect of swaps" in the Consolidated Statements of Operations and Comprehensive Income through December 2015. At the time of the de-designation, the fair market value of the May 2011 swaps was $7.8 million and was immediately recognized into expense in "Net effect of swaps" in the Consolidated Statements of Operations and Comprehensive Income. During the third quarter of 2013, the Combination Swaps were de-designated as the hedge effectiveness testing indicated that these swaps would be ineffective throughout the remaining periods until maturity. This de-designation had no effect on the Consolidated Statements of Operations and Comprehensive Income.
During 2013, the Partnership entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.
The fair market value of our swap portfolio was a liability of $26.7 million and $32.3 million, at December 31, 2013 and December 31, 2012, respectively, and was recorded in “Derivative Liability” on the consolidated balance sheet.

($'s in thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(3,916)	$(32,260)
Total derivatives designated as hedging instruments:		(3,916)	(32,260)

Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	(22,746)	—
Total derivatives not designated as hedging instruments:		(22,746)	—
Net derivative liability		$(26,662)	$(32,260)

The following table presents our interest rate swaps, along with their notional amounts and their fixed interest rates which compare to 30 day LIBOR of 0.17% at December 31, 2013.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	LIBOR Rate	Notional Amounts	LIBOR Rate
	$200,000	3.00%	$200,000	2.27%
	100,000	3.00%	150,000	2.43%
	100,000	3.00%	75,000	2.30%
	100,000	2.70%	70,000	2.54%
			50,000	2.54%
			50,000	2.54%
			50,000	2.43%
			50,000	2.29%
			50,000	2.29%
			30,000	2.54%
			25,000	2.30%
Total $'s / Average Rate	$500,000	2.94%	$800,000	2.38%

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

($'s in thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain Recognized in Income on Derivative (Ineffective Portion)
	Year ended 12/31/13	Year ended 12/31/12		Year ended 12/31/13	Year ended 12/31/12		Year ended 12/31/13	Year ended 12/31/12
Interest rate swaps	$(1,650)	$140	Interest Expense	$(2,797)	$(12,027)	Net effect of swaps	$3,703	$—

(In thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as Cash Flow Hedging Relationships
		Year ended 12/31/13	Year ended 12/31/12
Interest rate swaps	Net effect of swaps	$3,547	$—
Cross-currency swaps	Net effect of swaps	—	(4,999)
Foreign currency swaps	Net effect of swaps	—	6,278
		$3,547	$1,279

In addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $3.5 million gain on the derivatives not designated as cash flow hedges (as noted in the tables above), $6.3 million of expense representing the amortization of amounts in AOCI for the swaps and $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps. The net effect of these amounts resulted in a charge to earnings for the year of $6.9 million recorded in “Net effect of swaps.”
For 2012, in addition to the $1.3 million of gain recognized in income on the ineffective portion of both designated and not designated derivatives noted in the table above, $16.0 thousand of expense representing the amortization of amounts in AOCI for the swaps and a $0.2 million foreign currency gain during the year related to the U.S. dollar denominated Canadian term loan was recorded during the fiscal year in the consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the year of $1.5 million recorded in “Net effect of swaps.”

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

Equity-Based Incentive Plans    The 2008 Omnibus Plan was approved by the Partnership's unitholders in May of 2008 allowing the award of up to 2.5 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. The 2008 Omnibus Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2008 Omnibus Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

Phantom Units
During 2013, no “phantom units” were awarded. Outstanding phantom unit awards generally vest over an approximate four-year period and can be paid with cash, limited partnership units, or a combination of both, as determined by the Compensation Committee. The effect of outstanding “phantom units” has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $5.0 million, $3.4 million and $5.4 million in compensation expense related to “phantom units” was recognized in 2013, 2012 and 2011, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2013, the Partnership had 191,607 “phantom units” outstanding, 164,008 of which were vested, at the December 31, 2013 closing price of $49.58 per unit. The aggregate market value of the “phantom units” vested at year-end has been reflected on the Balance Sheet with the current portion recorded in "Accrued salaries, wages and benefits" and the long-term portion recorded in “Other Liabilities.” At December 31, 2013, the current and long-term portions were $4.9 million and $3.2 million, respectively. At December 31, 2012, the current and long-term portions were $0.5 million and $4.4 million, respectively. At December 31, 2013, unamortized compensation related to unvested phantom unit awards totaled approximately $1.4 million, which is expected to be amortized over a weighted average period of 1.0 years.

Performance Units
During 2013, 78,111 “performance units” were awarded at a grant price of $36.95 per unit. The number of “performance units” issuable is contingently based upon certain performance targets over a three-year period. The current awards vest ratably over the term of the grant. Assuming targets are achieved, the "performance units" can be paid with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. The effect of outstanding “performance units” in which the performance conditions have not been met are excluded from the diluted earnings per unit calculation. Performance units in which the performance conditions have been met are included in diluted earnings per unit. Approximately $3.6 million, $3.4 million and $2.6 million in 2013, 2012 and 2011, respectively, were recorded in compensation expense related to “performance units” and are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2013, the Partnership had 149,752 “performance units” outstanding, 72,761 of which were vested, at the December 31, 2013 closing price of $49.58 per unit. The estimated aggregate market value of the “performance units” contingently issuable at year-end has been reflected on the Balance Sheet, with the current portion being recorded in "Accrued salaries, wages and benefits" and the long-term portion in “Other Liabilities.” At December 31, 2013 the liability was all long-term and totaled $3.6 million. At December 31, 2012, the market value of the current and long-term portions were $3.8 million and $0.5 million. At December 31, 2013, unamortized compensation related to unvested “performance unit” awards totaled approximately $3.8 million, which is expected to be amortized over a weighted average period of 1.7 years.

Restricted Units
During 2013, restricted unit grants of 39,052 were awarded at a restricted grant price of $36.95. Compensation expense related to restricted units vest ratably over a three-year period and the restrictions on these units lapse at the end of the three-year period. During the time of restriction, the units accumulate distribution-equivalents, which, when the units are fully vested, will be paid in the form accrued. Approximately $2.6 million and $1.2 million in 2013 and 2012, respectively, were recorded in compensation expense related to restricted units and are included in "Selling, General, and Administrative Expense" in the accompanying Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2013, the amount of distribution equivalents accrued and recorded on the Balance Sheet in "Other Liabilities" was approximately $0.7 million.

At December 31, 2013, the Partnership had 227,999 restricted units outstanding, 115,290 of which were vested.

The intrinsic value of restricted units for which expense was accrued in 2013 was approximately $1.2 million.

At December 31, 2013, unamortized compensation expense related to unvested restricted unit awards totaled approximately, $3.8 million, which is expected to be amortized over a weighted average period of 1.6 years.

Unit Options
Options are issued with an exercise price no less than the market price of the Partnership's units on the day before the date of grant. Options granted in 2013 and 2012 vest ratably over a three-year period and have a maximum term of ten years. Options granted in prior years vest ratably over a five-year period, or when other conditions are met, and have a maximum term of ten years. As of December 31, 2013, the Partnership had 684,822 fixed-price options outstanding and no variable options under the Equity Incentive Plan.

During 2013, 413,248 unit options were granted at a fair value of $3.47.  The significant assumptions used in the Black Scholes model to determine the fair value of these options include the stock option exercise price equal to the grant price, the options have a maximum term of ten years, the expected volatility is 30.1%, the assumed risk-free interest rate is 1.88% and the units receive an annual distribution of $2.50 per unit. During 2012, 280,672 unit options were granted at a fair value of $4.92.  The significant assumptions used to determine the fair value of these options include the stock option exercise price equals the grant price, the options have a maximum term of ten years, the expected volatility is 37.2%, the assumed risk-free interest rate is 2.31% and the units receive an annual distribution of $1.60 per unit. There were no unit options granted in 2011.

Non-cash compensation expense relating to unit options in 2013 and 2012 totaled $0.9 million and $0.3 million No non-cash compensation expense relating to unit options was recognized in 2011.

A summary of unit option activity in 2013 and 2012 is presented below:

	2013		2012
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	294,022	$29.45	224,500	$24.40
Granted	413,248	36.95	280,672	29.53
Exercised	(16,278)	28.36	(206,150)	24.19
Forfeited	(6,170)	32.93	(5,000)	23.81
Outstanding, end of year	684,822	$33.97	294,022	$29.45
Options exercisable, end of year	274,252	$32.61	83,518	$29.26

Cash received from unit option exercises totaled approximately $52,000 in 2013, $76,000 in 2012 and $5,000 in 2011.

The following table summarizes information about vested unit options outstanding at December 31, 2013:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at year-end	$29.53	—	$36.95	684,822	8.8 years	$33.97

Aggregate intrinsic value ($'s in thousands)				$4,654

A summary of the status of the Partnership's nonvested unit options at December 31, 2013 is presented below:

	Unit Options	Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	210,504	$29.53
Granted, net of forfeitures	409,837	36.95
Vested	(204,084)	33.67
Exercised	(4,128)	29.53
Forfeited	(1,559)	$29.53
Nonvested, end of year	410,570	$34.88

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 were $0.2 million, $0.4 million, and $0.0 million, respectively.

The Partnership had 410,570 unvested unit options at December 31, 2013. In addition, the Partnership had $1.6 million of unamortized compensation expense related to unvested options which is expected to be amortized over a weighted average period of 1.8 years.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy option exercises and expects its treasury unit balance to be sufficient for 2014, based on estimates of option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.4 million in 2013, $3.9 million in 2012 and $3.9 million in 2011. Additionally, the Partnership has a trusteed, contributory retirement plans for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $1.9 million in 2013, $1.7 million in 2012 and $1.6 million in 2011.

In addition, approximately 235 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.3 million, $1.3 million and $1.2 million were contributed for the years ended December 31, 2013, 2012, and 2011, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2013 tax provision totals $20.2 million, which consists of an $9.6 million provision for the PTP tax and a $10.6 million provision for income taxes. This compares to the Partnership's 2012 tax provision of $31.8 million, which consisted of a $8.7 million provision for the PTP tax and a $23.0 million provision for income taxes, and the 2011 tax provision of $7.9 million which consisted of a $8.3 million provision for the PTP tax and a $0.4 million benefit for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

($'s in thousands)	2013	2012	2011

Domestic	$159,256	$113,132	$93,926
Foreign	(30,809)	20,482	(20,753)
	$128,447	$133,614	$73,173

The provision (benefit) for income taxes is comprised of the following:

($'s in thousands)	2013	2012	2011

Income taxes:
Current federal	$5,398	$(1,081)	$399
Current state and local	1,436	743	894
Current foreign	412	(4,152)	(2,381)
Total current	7,246	(4,490)	(1,088)
Deferred federal, state and local	9,989	9,237	1,866
Deferred foreign	(6,641)	18,265	(1,189)
Total deferred	3,348	27,502	677
	$10,594	$23,012	$(411)

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

($'s in thousands)	2013	2012	2011

Income tax provision based on the U.S. federal statutory tax rate	$44,956	$46,765	$25,611
Partnership income not includible in corporate income	(31,574)	(21,273)	(16,188)
State and local taxes, net of federal income tax benefit	2,459	3,486	1,674
Valuation allowance	(4,460)	(6,030)	(10,460)
Tax credits	(1,303)	(2,100)	(1,791)
Nondeductible expenses and other	516	2,164	743
	$10,594	$23,012	$(411)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

($'s in thousands)	2013	2012

Deferred tax assets:
Options and deferred compensation	$11,086	$7,741
Accrued expenses	6,369	4,519
Foreign tax credits	24,300	31,162
Tax attribute carryforwards	8,566	10,948
Derivatives	4,377	10,661
Other	1,785	4,126
Deferred tax assets	56,483	69,157
Valuation allowance	(6,792)	(11,253)
Net deferred tax assets	49,691	57,904
Deferred tax liabilities:
Property	(190,175)	(190,976)
Intangibles	(7,569)	(3,864)
Foreign currency translation	(385)	(8,672)
Deferred tax liabilities	(198,129)	(203,512)
Net deferred tax liability	$(148,438)	$(145,608)

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2012, the Partnership had recorded an $11.3 million valuation allowance related to a $31.2 million deferred tax asset for foreign tax credit carryforwards.  The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2013, we reduced the valuation allowance recorded by $4.5 million related to $6.9 million of foreign tax credits utilized.  This compares to the reduction of the valuation allowance of $6.0 million and $10.5 million for the years ended December 31, 2012 and 2011, respectively. Further, we updated our long term estimates of domestic and foreign source income and believed based on these updated estimates no additional adjustments to the valuation allowance was warranted.  As of December 31, 2013, we had $24.3 million of deferred tax assets associated with the foreign tax credit carryforwards and a related $6.8 million valuation allowance.

Additionally, as of December 31, 2013, the Partnership had $8.6 million of tax attribute carryforwards consisting of alternative minimum tax credits ($0.8 million), general business credits ($3.2 million) and the tax effect of state net operating loss carryforwards ($4.6 million). Alternative minimum tax credits do not expire. The general business credits will begin to expire in 2027. The state net operating loss carryforwards will expire from 2017 to 2027. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

The net current and non-current components of deferred taxes recognized as of December 31, 2013 and 2012 in the consolidated balance sheets are as follows:

($'s in thousands)	2013	2012

Net current deferred tax asset	$9,675	$8,184
Net non-current deferred tax liability	(158,113)	(153,792)
Net deferred tax liability	$(148,438)	$(145,608)

The Partnership has recorded a deferred tax liability of $1.2 million and a deferred tax asset of $2.2 million as of December 31, 2013 and 2012, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has unrecognized income tax benefits as of December 31, 2013. The following is a reconciliation of beginning and ending unrecognized tax benefits:

($'s in thousands)
Balance, beginning of year	$1,100
Increase from current year tax positions	—
Increase from prior year's tax positions	—
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	—
Balance, end of year	$1,100

At December 31, 2013 a total of $1.1 million of unrecognized tax benefits was recorded for state and local income tax positions, there were $1.1 million of unrecognized tax positions during 2012 and no unrecognized tax positions during 2011. If recognized, the tax benefits would decrease the Partnership taxes by $1.1 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.3 million and penalties of $0.2 million during 2013. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

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

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows ($'s in thousands):

2014	$9,565
2015	9,046
2016	8,531
2017	8,051
2018	7,613
Thereafter	113,405
$156,211

The amount due after 2018 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for 2013, 2012 and 2011 totaled $12.7 million, $12.0 million and $9.7 million, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of liabilities measured at fair value as of December 31, 2013 and 2012 on a recurring basis:

($'s in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2013
Interest rate swap agreements (1)	$(3,916)	$—	$(3,916)	$—
Interest rate swap agreements (2)	(22,746)	—	(22,746)	—
Total	$(26,662)	$—	$(26,662)	$—

December 31, 2012
Interest rate swap agreements (1)	$(32,260)	$—	$(32,260)	$—
Total	$(32,260)	$—	$(32,260)	$—

(1)	Designated as hedging instruments and included in "Derivative Liability" on the Consolidated Balance Sheet

(2)	Not designated as hedging instruments and included in "Derivative Liability" on the Consolidated Balance Sheet

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the derivative liabilities by approximately $0.5 million as of December 31, 2013. The Partnership monitors the credit and non-performance risk associated with its derivative counter-parties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2013.
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

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):

The following tables reflect the changes in AOCI related to limited partners' equity for the twelve-month period ended December 31, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
($'s in thousands)
	Unrealized income	Foreign currency
	on cash flow hedges	translation adjustment	Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive income before reclassifications	(1,246)	2,756	1,510

Amounts reclassified from accumulated other comprehensive income (2)	11,982	—	11,982

Net current-period other comprehensive income	10,736	2,756	13,492

December 31, 2013	$(15,013)	$5	$(15,008)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
($' in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Interest rate swaps	$14,132	Net effect of swaps
	$14,132	Total before tax
	(2,150)	Provision (benefit) for taxes
	$11,982	Net of tax

(1) Amounts in parentheses indicate gains.

(13) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 9.125% and 5.25% notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2013 and December 31, 2012 and for the periods ended December 31, 2013, December 31, 2012, and December 31, 2011. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

Since Cedar Fair, L.P., Cedar Canada and Magnum are co-issuers of the notes and co-borrowers under the 2013 Credit Agreement, all outstanding debt has been equally reflected within each co-issuer's December 31, 2013 and December 31, 2012 balance sheets in the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$75,000	$4,144	$35,575	$3,337	$—	$118,056
Receivables	6	115,972	67,829	552,633	(715,107)	21,333
Inventories	—	1,968	1,898	22,214	—	26,080
Current deferred tax asset	—	5,430	800	3,445	—	9,675
Other current assets	599	4,443	14,266	7,764	(15,719)	11,353
	75,605	131,957	120,368	589,393	(730,826)	186,497
Property and Equipment, net	447,724	976	243,208	813,855	—	1,505,763
Investment in Park	514,948	796,735	142,668	63,948	(1,518,299)	—
Goodwill	9,061	—	117,810	111,218	—	238,089
Other Intangibles, net	—	—	16,683	22,788	—	39,471
Deferred Tax Asset	—	31,122	—	117	(31,239)	—
Intercompany Receivable	873,067	1,063,568	1,104,629	—	(3,041,264)	—
Other Assets	25,210	10,002	6,657	2,938	—	44,807
	$1,945,615	$2,034,360	$1,752,023	$1,604,257	$(5,321,628)	$2,014,627
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$259,850	$188,818	$17,632	$262,029	$(715,107)	$13,222
Deferred revenue	—	—	2,815	41,706	—	44,521
Accrued interest	4,637	3,223	15,341	—	—	23,201
Accrued taxes	4,609	—	—	30,591	(15,719)	19,481
Accrued salaries, wages and benefits	—	21,596	1,101	6,503	—	29,200
Self-insurance reserves	—	5,757	1,742	16,154	—	23,653
Other accrued liabilities	1,146	2,993	181	1,201	—	5,521
	270,242	222,387	38,812	358,184	(730,826)	158,799
Deferred Tax Liability	—	—	57,704	131,648	(31,239)	158,113
Derivative Liability	15,610	11,052	—	—	—	26,662
Other Liabilities	—	7,858	—	3,432	—	11,290
Long-Term Debt:
Term debt	618,850	618,850	618,850	—	(1,237,700)	618,850
Notes	901,782	901,782	901,782	—	(1,803,564)	901,782
	1,520,632	1,520,632	1,520,632	—	(3,041,264)	1,520,632

Equity	139,131	272,431	134,875	1,110,993	(1,518,299)	139,131
	$1,945,615	$2,034,360	$1,752,023	$1,604,257	$(5,321,628)	$2,014,627

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$444	$50,173	$3,213	$—	$78,830
Receivables	4	101,093	71,099	498,555	(652,559)	18,192
Inventories	—	1,724	2,352	23,764	—	27,840
Current deferred tax asset	—	3,705	816	3,663	—	8,184
Other current assets	563	17,858	530	5,490	(16,381)	8,060
	25,567	124,824	124,970	534,685	(668,940)	141,106
Property and Equipment, net	439,506	1,013	268,157	835,596	—	1,544,272
Investment in Park	485,136	772,183	115,401	53,790	(1,426,510)	—
Goodwill	9,061	—	125,942	111,218	—	246,221
Other Intangibles, net	—	—	17,835	22,817	—	40,652
Deferred Tax Asset	—	36,443	—	90	(36,533)	—
Intercompany Receivable	877,612	1,070,125	1,116,623	—	(3,064,360)	—
Other Assets	22,048	14,832	8,419	2,315	—	47,614
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	147,264	213,279	16,101	286,649	(652,559)	10,734
Deferred revenue	—	—	4,996	34,489	—	39,485
Accrued interest	98	64	15,350	—	—	15,512
Accrued taxes	4,518	—	6,239	23,437	(16,381)	17,813
Accrued salaries, wages and benefits	—	17,932	1,214	5,690	—	24,836
Self-insurance reserves	—	5,528	1,754	16,624	—	23,906
Other accrued liabilities	1,110	2,502	140	2,164	—	5,916
	152,990	239,305	45,794	369,053	(668,940)	138,202
Deferred Tax Liability	—	—	63,460	126,865	(36,533)	153,792
Derivative Liability	19,309	12,951	—	—	—	32,260
Other Liabilities	—	5,480	—	3,500	—	8,980
Long-Term Debt:
Term debt	1,131,100	1,131,100	1,131,100	—	(2,262,200)	1,131,100
Notes	401,080	401,080	401,080	—	(802,160)	401,080
	1,532,180	1,532,180	1,532,180	—	(3,064,360)	1,532,180

Equity	154,451	229,504	135,913	1,061,093	(1,426,510)	154,451
	$1,858,930	$2,019,420	$1,777,347	$1,560,511	$(5,196,343)	$2,019,865

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,469	$296,077	$127,692	$1,006,469	$(448,135)	$1,134,572
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,322	82,450	—	91,772
Operating expenses	6,003	183,604	47,770	683,102	(448,135)	472,344
Selling, general and administrative	5,717	100,825	10,984	34,886	—	152,412
Depreciation and amortization	36,807	37	17,333	68,310	—	122,487
Loss on impairment / retirement of fixed assets, net	424	—	479	1,636	—	2,539
Gain on sale of other assets	—	—	—	(8,743)	—	(8,743)
	48,951	284,466	85,888	861,641	(448,135)	832,811
Operating income	103,518	11,611	41,804	144,828	—	301,761
Interest expense, net	42,630	28,875	39,376	(7,964)	—	102,917
Net effect of swaps	4,190	2,693	—	—	—	6,883
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	28,941	—	—	28,941
Other (income) expense	750	(11,257)	3,679	6,828	—	—
(Income) loss from investment in affiliates	(83,557)	(37,520)	(17,438)	2,477	136,038	—
Income (loss) before taxes	118,330	16,039	(13,371)	143,487	(136,038)	128,447
Provision (benefit) for taxes	10,126	(12,133)	(10,856)	33,106	—	20,243
Net income (loss)	$108,204	$28,172	$(2,515)	$110,381	$(136,038)	$108,204
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,756	—	2,756	—	(2,756)	2,756
Unrealized income on cash flow hedging derivatives	10,736	2,848	—	—	(2,848)	10,736
Other comprehensive income, (net of tax)	13,492	2,848	2,756	—	(5,604)	13,492
Total Comprehensive Income	$121,696	$31,020	$241	$110,381	$(141,642)	$121,696

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,715	$258,136	$140,418	$927,668	$(403,483)	$1,068,454
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,316	84,732	—	95,048
Operating expenses	5,380	176,356	47,863	625,287	(403,483)	451,403
Selling, general and administrative	6,495	86,615	11,135	34,066	—	138,311
Depreciation and amortization	37,660	40	18,199	70,407	—	126,306
Loss on impairment / retirement of fixed assets, net	25,997	—	6	4,333	—	30,336
Gain on sale of other assets	(862)	—	—	(5,763)	—	(6,625)
	74,670	263,011	87,519	813,062	(403,483)	834,779
Operating income (loss)	71,045	(4,875)	52,899	114,606	—	233,675
Interest expense, net	48,524	29,328	40,870	(8,171)	—	110,551
Net effect of swaps	(138)	121	(1,475)	—	—	(1,492)
Unrealized / realized foreign currency gain	—	—	(8,998)	—	—	(8,998)
Other (income) expense	749	(9,507)	2,020	6,738	—	—
(Income) loss from investment in affiliates	(90,022)	(66,150)	(14,597)	(31,759)	202,528	—
Income before taxes	111,932	41,333	35,079	147,798	(202,528)	133,614
Provision (benefit) for taxes	10,075	(9,856)	3,413	28,125	—	31,757
Net income	$101,857	$51,189	$31,666	$119,673	$(202,528)	$101,857
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	369	—	369	—	(369)	369
Unrealized income on cash flow hedging derivatives	139	114	21	—	(135)	139
Other comprehensive income, (net of tax)	508	114	390	—	(504)	508
Total Comprehensive Income	$102,365	$51,303	$32,056	$119,673	$(203,032)	$102,365

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$304,815	$37,035	$30,786	$45,916	$(94,095)	$324,457
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(29,812)	(24,552)	(33,113)	(6,618)	94,095	—
Sale of other assets	—	—	—	15,297	—	15,297
Capital expenditures	(56,254)	—	(9,723)	(54,471)	—	(120,448)
Net cash for investing activities	(86,066)	(24,552)	(42,836)	(45,792)	94,095	(105,151)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Term debt payments, including early termination penalties	(661,180)	(466,336)	(14,734)	—	—	(1,142,250)
Distributions (paid) received	(146,953)	3,496	—	—	—	(143,457)
Payment of debt issuance costs	(14,535)	(8,453)	(544)	—	—	(23,532)
Exercise of limited partnership unit options	—	52	—	—	—	52
Excess tax benefit from unit-based compensation expense	—	855	—	—	—	855
Net cash (for) financing activities	(168,749)	(8,783)	(800)	—	—	(178,332)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,748)	—	—	(1,748)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	50,000	3,700	(14,598)	124	—	39,226
Balance, beginning of year	25,000	444	50,173	3,213	—	78,830
Balance, end of year	$75,000	$4,144	$35,575	$3,337	$—	$118,056

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations		Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$130,043	$30,996	$21,256	$143,489	$(39,851)		$285,933
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	30,855	(56,099)	2,172	(16,779)	39,851		—
Sale of other assets	1,173	—	—	14,885	—		16,058
Capital expenditures	(33,664)	(8)	(14,551)	(48,009)	—		(96,232)
Net cash from (for) investing activities	(1,636)	(56,107)	(12,379)	(49,903)	39,851		(80,174)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Derivative settlement	—	—	(50,450)	—	—	—	(50,450)
Intercompany (payments) receipts	—	93,845	—	(93,845)	—		—
Term debt payments, including early termination penalties	(14,468)	(10,212)	(320)	—	—		(25,000)
Distributions (paid) received	(88,939)	126	—	—	—		(88,813)
Capital (contribution) infusion	—	(60,000)	60,000	—	—		—
Exercise of limited partnership unit options	—	76	—	—	—		76
Excess tax benefit from unit-based compensation expense	—	1,208	—	—	—		1,208
Net cash from (for) financing activities	(103,407)	25,043	9,230	(93,845)	—		(162,979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	526	—	—		526
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	25,000	(68)	18,633	(259)	—		43,306
Balance, beginning of year	—	512	31,540	3,472	—		35,524
Balance, end of year	$25,000	$444	$50,173	$3,213	$—		$78,830

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$141,935	$(155,251)	$47,935	$183,753	$(195)	$218,177
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Investment in joint ventures and affiliates	(8,954)	(13,523)	(1,414)	23,696	195	—
Capital expenditures	(41,851)	—	(19,344)	(28,995)	—	(90,190)
Net cash from (for) investing activities	(50,805)	(13,523)	(20,758)	(5,299)	195	(90,190)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	(23,200)	—	—	—	—	(23,200)
Term debt borrowings	13,246	9,357	335	—	—	22,938
Intercompany term debt (payments) receipts	—	176,343	—	(176,343)	—	—
Term debt payments, including early termination penalties	(13,831)	(9,763)	(306)	—	—	(23,900)
Distributions (paid) received	(55,562)	215	—	—	—	(55,347)
Payment of debt issuance costs	(11,783)	(8,332)	(1,099)	—	—	(21,214)
Exercise of limited partnership unit options	—	5	—	—	—	5
Net cash from (for) financing activities	(91,130)	167,825	(1,070)	(176,343)	—	(100,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,510)	—	—	(1,510)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	(949)	24,597	2,111	—	25,759
Balance, beginning of year	—	1,461	6,943	1,361	—	9,765
Balance, end of year	$—	$512	$31,540	$3,472	$—	$35,524

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Partnership and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 26, 2014

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

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2014 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption “Supplemental Item. Executive Officers of Cedar Fair” in Item I of Part I and is incorporated herein by reference.

C. Code of Ethics and Certifications:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Partnership has adopted a Code of Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Partnership, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available on the Internet at the Investor Relations section of our web site (www.cedarfair.com).

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 11, 2013, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2013.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,060,395	$33.97	908,694
Equity compensation plans not approved by unitholders	—	—	—
Total	1,060,395	$33.97	908,694
(1) The weighted average price in column (b) represents the weighted average price of 684,822 unit options outstanding.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Independent Registered Public Accounting Firm Services and Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

2.2
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

4.2
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.

4.3
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of March 6, 2013 (including form of 5.25% Senior Note due 2021). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on March 8, 2013.

4.4
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated March 6, 2013. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on March 8, 2013.

10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-09444) filed on February 29, 2008. (+)

10.7
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.8
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011. (+)

10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011. (+)
10.10	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011. (+)
10.11	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011. (+)

Exhibit Number	Description

10.12
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011. (+)

10.13	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011. (+)
10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.15	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009. (+)
10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009. (+)
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009 (+)
10.18
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

10.19
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

10.20	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)
10.21	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.22	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.23	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.24
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012. (+)

10.25
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.26
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.27
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.28
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.29
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and H. Phillip Bender, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.30	Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield Milkie, dated December 4, 2012. (+)
10.31	Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Robert Decker, dated December 10, 2012. (+)
10.32
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.

Exhibit Number	Description

10.33
Amendment No. 1, dated September 30, 2013, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 7, 2013.

10.34
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)

12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes.

(+) Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 26, 2014        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	February 26, 2014
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 26, 2014
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 26, 2014
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	February 26, 2014
Eric L. Affeldt

/S/	Gina D. France	Director	February 26, 2014
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 26, 2014
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 26, 2014
Tom Klein

/S/	D. Scott Olivet	Director	February 26, 2014
D. Scott Olivet

/S/	John M. Scott III	Director	February 26, 2014
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 26, 2014
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 26, 2014
Debra Smithart-Oglesby

EXHIBIT INDEX

Exhibit Number	Description	Page

2.1
Agreement and Plan of Merger, dated as of December 16, 2009, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 17, 2009.
*
2.2
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
4.2
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated July 29, 2010. Incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on July 29, 2010.
*
4.3
Indenture, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee, dated as of March 6, 2013 (including form of 5.25% Senior Note due 2021). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on March 8, 2013.
*
4.4
Registration Rights Agreement, among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein, and J.P. Morgan Securities Inc., as representative of the initial purchasers named therein, dated March 6, 2013. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on March 8, 2013.
*
10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.2
Cedar Fair, L.P. Amended and Restated 2000 Equity Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.3
Cedar Fair, L.P. Amended and Restated 2000 Senior Executive Management Incentive Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.4
Cedar Fair, L.P. Amended and Restated Senior Management Long-Term Incentive Compensation Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.5
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.6
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-09444) filed on February 29, 2008. (+)
*
10.7
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.8
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011. (+)
*
10.9	Employment Agreement with Matthew A. Ouimet, dated June 20, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2011. (+)	*
10.10	2011 Amended and Restated Employment Agreement with Richard A. Zimmerman dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 28, 2011. (+)	*
10.11	Employment Agreement with Richard A. Zimmerman, dated October 14, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 18, 2011. (+)	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page
10.12
2011 Amended and Restated Employment Agreement with Robert A. Decker dated June 27, 2011. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2011. (+)
*
10.13	2011 Amended and Restated Employment Agreement with H. Philip Bender dated June 27, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 28, 2011. (+)	*
10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)	*
10.15	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009. (+)	*
10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K filed on March 2, 2009. (+)	*
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement, Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q filed on May 8, 2009 (+)	*
10.18
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
10.19
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
*
10.20	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)	*
10.21	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.22	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.23	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.24
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012. (+)
*
10.25
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.26
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.27
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.28
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.29
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and H. Phillip Bender, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.30	Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield Milkie, dated December 4, 2012. (+)	68
10.31	Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Robert Decker, dated December 10, 2012. (+)	94
10.32
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.
*

EXHIBIT INDEX (continued)

10.33
Amendment No. 1, dated September 30, 2013, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 7, 2013.
		*
10.34
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)
		*
12.1	Computation of Ratio of Earnings to Fixed Charges	120
21	Subsidiaries of Cedar Fair, L.P.	121
23	Consent of Independent Registered Public Accounting Firm	122
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	123
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	124
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	125
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity and, (v) related notes.
		*

(+) Management contracts or compensatory plan or arrangement.