Form 10-Q
period 2014-03-30
CEDAR FAIR L P
filed 2014-05-09
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of May 1, 2014
Units Representing Limited Partner Interests	55,837,975

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/30/2014	12/31/2013	3/31/2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,867	$118,056	$10,038
Receivables	19,630	21,333	13,342
Inventories	38,264	26,080	39,063
Current deferred tax asset	26,653	9,675	36,022
Prepaid advertising	20,101	2,228	16,396
Other current assets	9,919	9,125	11,319
	123,434	186,497	126,180
Property and Equipment:
Land	279,992	283,313	301,469
Land improvements	349,245	350,869	338,777
Buildings	581,525	584,659	587,603
Rides and equipment	1,485,418	1,494,112	1,446,904
Construction in progress	85,854	44,550	63,509
	2,782,034	2,757,503	2,738,262
Less accumulated depreciation	(1,248,072)	(1,251,740)	(1,167,410)
	1,533,962	1,505,763	1,570,852
Goodwill	233,528	238,089	243,653
Other Intangibles, net	38,920	39,471	40,323
Other Assets	43,391	44,807	34,648
	$1,973,235	$2,014,627	$2,015,656
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,450	$—	$6,300
Accounts payable	45,028	13,222	37,443
Deferred revenue	70,148	44,521	66,184
Accrued interest	10,073	23,201	8,339
Accrued taxes	6,452	19,481	9,000
Accrued salaries, wages and benefits	24,519	29,200	20,182
Self-insurance reserves	22,696	23,653	23,557
Other accrued liabilities	4,896	5,521	7,867
	185,262	158,799	178,872
Deferred Tax Liability	157,281	158,113	154,587
Derivative Liability	27,789	26,662	31,031
Other Liabilities	7,755	11,290	7,685
Long-Term Debt:
Revolving credit loans	55,000	—	96,000
Term debt	617,400	618,850	623,700
Notes	901,957	901,782	901,255
	1,574,357	1,520,632	1,620,955
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	1	2	—
Limited partners, 55,835, 55,716 and 55,712 units outstanding at March 30, 2014, December 31, 2013 and March 31, 2013, respectively	29,537	148,847	36,550
Accumulated other comprehensive loss	(14,037)	(15,008)	(19,314)
	20,791	139,131	22,526
	$1,973,235	$2,014,627	$2,015,656

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Twelve months ended
	3/30/2014	3/31/2013	3/30/2014	3/31/2013
Net revenues:
Admissions	$19,067	$20,023	$646,051	$620,422
Food, merchandise and games	16,386	16,692	355,799	346,374
Accommodations and other	5,013	5,084	131,389	115,259
	40,466	41,799	1,133,239	1,082,055
Costs and expenses:
Cost of food, merchandise, and games revenues	4,985	5,037	91,720	95,998
Operating expenses	80,350	76,657	476,037	456,775
Selling, general and administrative	21,404	21,039	152,777	141,366
Depreciation and amortization	4,307	4,786	122,008	127,013
Gain on sale of other assets	—	—	(8,743)	(6,625)
Loss on impairment / retirement of fixed assets, net	997	600	2,936	30,844
	112,043	108,119	836,735	845,371
Operating income (loss)	(71,577)	(66,320)	296,504	236,684
Interest expense	24,732	25,763	102,040	109,579
Net effect of swaps	371	9,211	(1,957)	8,689
Loss on early debt extinguishment	—	34,573	—	34,573
Unrealized/realized foreign currency loss	17,184	8,958	37,167	8,152
Other income	(73)	(40)	(187)	(92)
Income (loss) before taxes	(113,791)	(144,785)	159,441	75,783
Provision (benefit) for taxes	(30,251)	(35,659)	25,651	17,638
Net income (loss)	(83,540)	(109,126)	133,790	58,145
Net income (loss) allocated to general partner	(1)	(1)	1	1
Net income (loss) allocated to limited partners	$(83,539)	$(109,125)	$133,789	$58,144

Net income (loss)	$(83,540)	$(109,126)	$133,790	$58,145
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,621	301	4,076	1,839
Unrealized income (loss) on cash flow hedging derivatives	(650)	8,885	1,201	8,685
Other comprehensive income (loss), (net of tax)	971	9,186	5,277	10,524
Total comprehensive income (loss)	$(82,569)	$(99,940)	$139,067	$68,669
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,500	55,854	55,531	55,694
Net income (loss) per limited partner unit	$(1.51)	$(1.95)	$2.41	$1.04
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,500	55,854	55,910	56,056
Net income (loss) per limited partner unit	$(1.51)	$(1.95)	$2.39	$1.04
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 30, 2014
(In thousands)

Three months ended
3/30/14
Limited Partnership Units Outstanding
Beginning balance	55,716
Limited partnership unit options exercised	7
Issuance of limited partnership units as compensation	112
55,835
Limited Partners’ Equity
Beginning balance	$148,847
Net loss	(83,539)
Partnership distribution declared ($0.70 per limited partnership unit)	(39,091)
Expense recognized for limited partnership unit options	223
Tax effect of units involved in option exercises and treasury unit transactions	(568)
Issuance of limited partnership units as compensation	3,665
29,537
General Partner’s Equity
Beginning balance	2
Net loss	(1)
1
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5
Current period activity, net of tax ($932)	1,621
1,626
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,013)
Current period activity, net of tax $106	(650)
(15,663)
(14,037)
Total Partners’ Equity	$20,791

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Twelve months ended
	3/30/2014	3/31/2013	3/30/2014	3/31/2013
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(83,540)	(109,126)	$133,790	58,145
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,307	4,786	122,008	127,013
Loss on early debt extinguishment	—	34,573	—	34,573
Loss on impairment / retirement of fixed assets, net	997	600	2,936	30,844
Gain on sale of other assets	—	—	(8,743)	(6,625)
Net effect of swaps	371	9,211	(1,957)	8,689
Non-cash expense	21,546	13,867	50,679	22,127
Net change in working capital	(6,338)	7,057	1,031	18,152
Net change in other assets/liabilities	(20,599)	(29,635)	9,338	5,029
Net cash from (for) operating activities	(83,256)	(68,667)	309,082	297,947
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	—	—	15,297	16,058
Capital expenditures	(40,342)	(35,829)	(124,826)	(103,262)
Net cash for investing activities	(40,342)	(35,829)	(109,529)	(87,204)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	55,000	96,000	(41,000)	(59,004)
Term debt borrowings	—	630,000	—	630,000
Note borrowings	—	500,000	—	500,000
Term debt payments, including early termination penalties	—	(1,131,100)	(11,150)	(1,156,100)
Distributions paid to partners	(39,091)	(34,820)	(147,728)	(101,482)
Exercise of limited partnership unit options	—	28	24	57
Payment of debt issuance costs	—	(23,491)	242	(23,491)
Excess tax benefit from unit-based compensation expense	(568)	(127)	414	1,519
Net cash from (for) financing activities	15,341	36,490	(199,198)	(208,501)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(932)	(786)	(1,526)	477
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(109,189)	(68,792)	(1,171)	2,719
Balance, beginning of period	118,056	78,830	10,038	7,319
Balance, end of period	$8,867	$10,038	$8,867	$10,038
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$36,966	$31,291	$96,509	$102,703
Interest capitalized	406	516	1,500	1,086
Cash payments for income taxes, net of refunds	605	1,952	13,475	3,597
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 30, 2014 AND MARCH 31, 2013
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended March 30, 2014 and March 31, 2013 to accompany the quarterly results. Because amounts for the fiscal twelve months ended March 30, 2014 include actual 2013 season operating results, they may not be indicative of 2014 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 30, 2014 and March 31, 2013 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2013, which were included in the Form 10-K filed on February 26, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
New Accounting Pronouncements

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. The Partnership adopted this guidance in the first quarter of 2014 and the December 31, 2013 and March 31, 2013 Unaudited Condensed Consolidating Balance Sheets in Note 12 reflect the effect of the adoption of this guidance.

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

If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. The ASU’s amendments are effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The Partnership adopted this guidance in the first quarter of 2014 and it did not impact its consolidated financial statements.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of March 30, 2014, there were no indicators of impairment. The Partnership's annual testing date is December 31.
The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2013 and no impairment was indicated.
A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 30, 2014 and March 31, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(2,568)	—	(2,568)
Balance at March 31, 2013	$323,521	$(79,868)	$243,653

Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(4,561)	—	(4,561)
Balance at March 30, 2014	$313,396	$(79,868)	$233,528
At March 30, 2014, December 31, 2013, and March 31, 2013 the Partnership’s other intangible assets consisted of the following:

March 30, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$38,424	$—	$38,424
License / franchise agreements	881	385	496
Total other intangible assets	$39,305	$385	$38,920

December 31, 2013
(In thousands)
Other intangible assets:
Trade names	$39,070	$—	$39,070
License / franchise agreements	800	399	401
Total other intangible assets	$39,870	$399	$39,471

March 31, 2013
(In thousands)
Other intangible assets:
Trade names	$39,858	$—	$39,858
License / franchise agreements	834	369	465
Total other intangible assets	$40,692	$369	$40,323
Estimated amortization expense is expected to total less than $75,000 in each year from 2014 through 2018.

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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA at the end of the first quarter in 2014, and the ratio will decrease by 0.25x each second quarter beginning with the second quarter of 2014 until it reaches 5.25x. As of March 30, 2014, the Partnership’s Consolidated Leverage Ratio was 3.63x, providing $175.2 million of consolidated EBITDA cushion on the ratio as of the end of the first quarter. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of March 30, 2014.

The 2013 Credit Agreement also includes provisions that allow the Partnership to make restricted payments of up to $60 million annually, so long as no default or event of default has occurred and is continuing. These restricted payments are not subject to any specific covenants. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Per the terms of the indenture governing the Partnership's notes maturing in 2018, which is more restrictive than the indenture governing the Partnership's notes maturing in 2021, we can make restricted payments of $20 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional restricted payments in 2013 and beyond is permitted should the Partnership's pro forma trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x.

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

We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of March 30, 2014, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.
Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		March 30, 2014	December 31, 2013	March 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(6,657)	$(3,916)	$(23,388)
Total derivatives designated as hedging instruments		$(6,657)	$(3,916)	$(23,388)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(21,132)	$(22,746)	$(7,643)
Total derivatives not designated as hedging instruments		$(21,132)	$(22,746)	$(7,643)
Net derivative liability		$(27,789)	$(26,662)	$(31,031)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of March 30, 2014 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months. As of March 31, 2013, $600 million of our portfolio qualified for hedge accounting and the fair value of these swaps are reflected in the above table. Subsequently, these derivatives were de-designated in the third quarter of 2013, as the hedge effectiveness testing indicated that these swaps would be ineffective throughout the remaining periods until maturity.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through Net effect of swaps on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of March 30, 2014, approximately $11.8 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate that losses of $7.9 million will be reclassified to earnings within the next 12 months. As of March 31, 2013, $200 million of the derivative portfolio did not qualify for hedge accounting as the amount of variable rate debt decreased to less than the total amount of our derivative portfolio, and the fair value of these swaps are reflected in the above table.

The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended March 30, 2014 and March 31, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	3/30/14	3/31/13		3/30/14	3/31/13		3/30/14	3/31/13
Interest rate swaps	$(2,742)	$2,266	Interest Expense	$—	$(2,797)	Net effect of swaps	$—	$435

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		3/30/14	3/31/13
Interest rate swaps	Net effect of swaps	1,617	(1,471)
		$1,617	$(1,471)

During the quarter ended March 30, 2014, in addition to gains of $1.6 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a charge to earnings of $0.4 million recorded in “Net effect of swaps.”

For the three-month period ended March 31, 2013, in addition to the $435 thousand gain recognized in income on the ineffective portion of derivatives and $1.5 million loss recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $330 thousand of expense representing the amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations. The effect of these amounts resulted in a charge to earnings of $9.2 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended March 30, 2014 and March 31, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	3/30/14	3/31/13		3/30/14	3/31/13		3/30/14	3/31/13
Interest rate swaps	$(6,658)	$2,286	Interest Expense	$(2,797)	$(12,031)	Net effect of swaps	$3,268	$435

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		3/30/14	3/31/13
Interest rate swaps	Net effect of swaps	6,635	(1,471)
		$6,635	$(1,471)

In addition to the $3.3 million gain recognized in income on the ineffective portion of derivatives and $6.6 million gain recognized in income on derivatives not designated as cash flow hedges (as noted in the tables above), $7.9 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended March 30, 2014 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a benefit to earnings for the trailing twelve month period of $2.0 million recorded in “Net effect of swaps.”
For the twelve-month period ending March 31, 2013, in addition to the $435 thousand gain recognized in income on the ineffective portion of designated derivatives and $1.5 million of loss recognized in income on the derivatives not designated as cash flow hedges as noted in the tables above, $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $192 thousand of income representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended March 31, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in expense for the trailing twelve month period of $8.7 million recorded in “Net effect of swaps.”

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

The table below presents the balances of assets and liabilities measured at fair value as of March 30, 2014, December 31, 2013, and March 31, 2013 on a recurring basis:

	Total	Level 1	Level 2	Level 3
March 30, 2014
(In thousands)
Interest rate swap agreements (1)	$(6,657)	$—	$(6,657)	$—
Interest rate swap agreements (2)	(21,132)	—	(21,132)	—
Net derivative liability	$(27,789)	$—	$(27,789)	$—

December 31, 2013
Interest rate swap agreements (1)	$(3,916)	$—	$(3,916)	$—
Interest rate swap agreements (2)	$(22,746)	$—	$(22,746)	$—
Net derivative liability	$(26,662)	$—	$(26,662)	$—

March 31, 2013
Interest rate swap agreements (1)	$(23,388)	$—	$(23,388)	$—
Interest rate swap agreements (2)	$(7,643)	$—	$(7,643)	$—
Net derivative liability	$(31,031)	$—	$(31,031)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.6 million as of March 30, 2014.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.
There were no assets measured at fair value on a non-recurring basis at March 30, 2014 or March 31, 2013, except for as described below.
At the end of the third quarter in 2012, the Partnership concluded based on operating results, as well as updated forecasts, and changes in market conditions, that a review of the carrying value of long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the assets were marked to a fair value of $19.8 million resulting in an impairment charge of $25.0 million.
The fair value of term debt at March 30, 2014 was approximately $618.9 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at March 30, 2014 was approximately $938.6 million based on public trading levels as of that date. The fair value of the term debt was based on Level 2 inputs and the notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Twelve months ended
	3/30/2014	3/31/2013	3/30/2014	3/31/2013
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,500	55,854	55,531	55,694
Effect of dilutive units:
Unit options and restricted unit awards	—	—	209	63
Phantom units	—	—	170	299
Diluted weighted average units outstanding	55,500	55,854	55,910	56,056
Net income per unit - basic	$(1.51)	$(1.95)	$2.41	$1.04
Net income per unit - diluted	$(1.51)	$(1.95)	$2.39	$1.04

The effect of out-of-the-money and/or antidilutive unit options on the three and twelve months ended March 30, 2014 and March 31, 2013, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the first quarter of 2014 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three- and twelve-month periods ended March 30, 2014 and March 31, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $413 and ($932), respectively	(2,328)	1,621	(707)

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,678	—	1,678

Net other comprehensive income	(650)	1,621	971

March 30, 2014	$(15,663)	$1,626	$(14,037)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive income before reclassifications, net of tax $326 and ($174), respectively	1,940	301	2,241

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,229) (2)	6,945	—	6,945

Net other comprehensive income	8,885	301	9,186

March 31, 2013	$(16,864)	$(2,450)	$(19,314)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 31, 2013	$(16,864)	$(2,450)	$(19,314)

Other comprehensive income before reclassifications, net of tax $1,144 and ($2,343), respectively	(5,514)	4,076	(1,438)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,228) (2)	6,715	—	6,715

Net other comprehensive income	1,201	4,076	5,277

March 30, 2014	$(15,663)	$1,626	$(14,037)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 25, 2012	$(25,549)	$(4,289)	$(29,838)

Other comprehensive income before reclassifications, net of tax ($298) and ($1,058), respectively	1,988	1,839	3,827

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,445) (2)	6,697	—	6,697

Net other comprehensive income	8,685	1,839	10,524

March 31, 2013	$(16,864)	$(2,450)	$(19,314)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	3 months ended 3/30/14	3 months ended 3/31/13	12 months ended 3/30/14	12 months ended 3/31/13
Interest rate contracts	$1,985	$8,174	$7,943	$8,142	Net effect of swaps
	$1,985	$8,174	$7,943	$8,142	Total before tax
	(307)	(1,229)	(1,228)	(1,445)	Benefit for taxes
	$1,678	$6,945	$6,715	$6,697	Net of tax

(1) Amounts in parentheses indicate debits.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 30, 2014, December 31, 2013, and March 31, 2013 and for the three and twelve month periods ended March 30, 2014 and March 31, 2013. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

The Partnership adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" as of January 1, 2014. The debt disclosed on the unaudited balance sheets as of March 31, 2014, December 31, 2013 and March 31, 2013 reflect the adoption of this guidance. For the periods ended December 31, 2013 and March 31, 2013, the debt disclosed and related items have been adjusted to reflect only the amounts of debt Cedar Fair, L.P, Cedar Canada, and Magnum have recorded on their books.

In addition to making the retrospective adjustments to the balance sheets related to the adoption of ASU 2013-14, the Unaudited Condensed Consolidating Statements of Cash Flows for the three and twelve month periods ended March 31, 2013 have been revised to correct the presentation of income from investments in affiliates and other intercompany transactions as an adjustment to cash flows from operating activities. We previously reported the following amounts as cash flows from (for) investing activities.

(in thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Three months ended March 31, 2013
Investment in joint ventures and affiliates	$65,636	$58,171	$(2,442)	$32,098	$(153,463)	$—

Twelve months ended March 31, 2013
Investment in joint ventures and affiliates	43,043	(49,642)	(2,479)	4,568	4,510	—

In addition, the Unaudited Condensed Consolidating Statement of Cash Flows for the twelve month period ended March 31, 2013 has been revised to correct the presentation of cash received by a co-issuer subsidiary (Magnum), related to intercompany term debt as cash flows from investing activities. We previously reported an $104.2 million intercompany term debt receipt as cash flows from financing activities.

These revisions had no effect on the Partnership's Unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Partner's Equity, or Statements of Cash Flows.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$571	$3,524	$4,772	$—	$8,867
Receivables	59	96,547	76,669	530,662	(684,307)	19,630
Inventories	—	3,794	2,841	31,629	—	38,264
Current deferred tax asset	—	22,409	800	3,444	—	26,653
Other current assets	325	10,578	5,589	15,891	(2,363)	30,020
	384	133,899	89,423	586,398	(686,670)	123,434
Property and Equipment (net)	455,780	8,110	240,175	829,897	—	1,533,962
Investment in Park	443,179	744,425	138,604	35,052	(1,361,260)	—
Goodwill	9,061	—	113,249	111,218	—	233,528
Other Intangibles, net	—	—	16,037	22,883	—	38,920
Deferred Tax Asset	—	30,296	—	117	(30,413)	—
Intercompany Receivable	—	—	—	—	—	—
Other Assets	12,213	22,179	6,087	2,912	—	43,391
	$920,617	$938,909	$603,575	$1,588,477	$(2,078,343)	$1,973,235
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$827	$590	$33	$—	$—	$1,450
Accounts payable	173,364	230,516	10,818	314,637	(684,307)	45,028
Deferred revenue	—	85	4,048	66,015	—	70,148
Accrued interest	2,580	1,567	5,926	—	—	10,073
Accrued taxes	4,757	849	—	3,209	(2,363)	6,452
Accrued salaries, wages and benefits	—	18,183	503	5,833	—	24,519
Self-insurance reserves	—	5,431	1,664	15,601	—	22,696
Other accrued liabilities	280	3,086	125	1,405	—	4,896
	181,808	260,307	23,117	406,700	(686,670)	185,262
Deferred Tax Liability	—	—	56,045	131,649	(30,413)	157,281
Derivative Liability	16,281	11,508	—	—	—	27,789
Other Liabilities	—	4,358	—	3,397	—	7,755
Long-Term Debt:
Revolving credit loans	55,000	—	—	—	—	55,000
Term debt	351,840	251,371	14,189	—	—	617,400
Notes	294,897	205,103	401,957	—	—	901,957
	701,737	456,474	416,146	—	—	1,574,357

Equity	20,791	206,262	108,267	1,046,731	(1,361,260)	20,791
	$920,617	$938,909	$603,575	$1,588,477	$(2,078,343)	$1,973,235

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$75,000	$4,144	$35,575	$3,337	$—	$118,056
Receivables	6	115,972	67,829	552,633	(715,107)	21,333
Inventories	—	1,968	1,898	22,214	—	26,080
Current deferred tax asset	—	5,430	800	3,445	—	9,675
Other current assets	599	4,443	14,266	7,764	(15,719)	11,353
	75,605	131,957	120,368	589,393	(730,826)	186,497
Property and Equipment (net)	447,724	976	243,208	813,855	—	1,505,763
Investment in Park	514,948	796,735	142,668	63,948	(1,518,299)	—
Goodwill	9,061	—	117,810	111,218	—	238,089
Other Intangibles, net	—	—	16,683	22,788	—	39,471
Deferred Tax Asset	—	31,122	—	117	(31,239)	—
Other Assets	25,210	10,002	6,657	2,938	—	44,807
	$1,072,548	$970,792	$647,394	$1,604,257	$(2,280,364)	$2,014,627
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$259,850	$188,818	$17,632	$262,029	$(715,107)	$13,222
Deferred revenue	—	—	2,815	41,706	—	44,521
Accrued interest	4,637	3,223	15,341	—	—	23,201
Accrued taxes	4,609	—	—	30,591	(15,719)	19,481
Accrued salaries, wages and benefits	—	21,596	1,101	6,503	—	29,200
Self-insurance reserves	—	5,757	1,742	16,154	—	23,653
Other accrued liabilities	1,146	2,993	181	1,201	—	5,521
	270,242	222,387	38,812	358,184	(730,826)	158,799
Deferred Tax Liability	—	—	57,704	131,648	(31,239)	158,113
Derivative Liability	15,610	11,052	—	—	—	26,662
Other Liabilities	—	7,858	—	3,432	—	11,290
Long-Term Debt:
Term debt	352,668	251,961	14,221	—	—	618,850
Notes	294,897	205,103	401,782	—	—	901,782
	647,565	457,064	416,003	—	—	1,520,632

Equity	139,131	272,431	134,875	1,110,993	(1,518,299)	139,131
	$1,072,548	$970,792	$647,394	$1,604,257	$(2,280,364)	$2,014,627

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$732	$4,125	$5,181	$—	$10,038
Receivables	682	79,472	67,302	436,595	(570,709)	13,342
Inventories	—	3,645	3,032	32,386	—	39,063
Current deferred tax asset	—	31,543	816	3,663	—	36,022
Other current assets	207	9,630	1,618	16,260	—	27,715
	889	125,022	76,893	494,085	(570,709)	126,180
Property and Equipment (net)	457,484	1,003	262,941	849,424	—	1,570,852
Investment in Park	419,501	714,013	115,401	21,689	(1,270,604)	—
Goodwill	9,061	—	123,374	111,218	—	243,653
Other Intangibles, net	—	—	17,470	22,853	—	40,323
Deferred Tax Asset	—	34,890	—	90	(34,980)	—
Other Assets	14,581	10,291	7,473	2,303	—	34,648
	$901,516	$885,219	$603,552	$1,501,662	$(1,876,293)	$2,015,656
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,332	$2,823	$145	$—	$—	$6,300
Accounts payable	103,654	215,425	3,891	285,182	(570,709)	37,443
Deferred revenue	—	—	6,679	59,505	—	66,184
Accrued interest	1,444	916	5,979	—	—	8,339
Accrued taxes	4,790	390	331	3,489	—	9,000
Accrued salaries, wages and benefits	—	13,483	1,095	5,604	—	20,182
Self-insurance reserves	—	5,324	1,696	16,537	—	23,557
Other accrued liabilities	589	5,161	133	1,984	—	7,867
	113,809	243,522	19,949	372,301	(570,709)	178,872
Deferred Tax Liability	—	—	62,700	126,867	(34,980)	154,587
Derivative Liability	18,594	12,437	—	—	—	31,031
Other Liabilities	—	4,185	—	3,500	—	7,685
Long-Term Debt:
Revolving credit loans	96,000	—	—	—	—	96,000
Term debt	355,690	253,677	14,333	—	—	623,700
Notes	294,897	205,103	401,255	—	—	901,255
	746,587	458,780	415,588	—	—	1,620,955

Equity	22,526	166,295	105,315	998,994	(1,270,604)	22,526
	$901,516	$885,219	$603,552	$1,501,662	$(1,876,293)	$2,015,656

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$4,755	$8,679	$151	$40,312	$(13,431)	$40,466
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	1	4,984	—	4,985
Operating expenses	1,348	22,462	6,937	63,034	(13,431)	80,350
Selling, general and administrative	1,396	16,672	873	2,463	—	21,404
Depreciation and amortization	474	9	—	3,824	—	4,307
Gain on sale of other assets	—	—	—	—	—	—
Loss on impairment / retirement of fixed assets, net	249	—	—	748	—	997
	3,467	39,143	7,811	75,053	(13,431)	112,043
Operating income	1,288	(30,464)	(7,660)	(34,741)	—	(71,577)
Interest expense (income), net	10,199	7,011	9,468	(2,019)	—	24,659
Net effect of swaps	194	177	—	—	—	371
Unrealized / realized foreign currency gain	—	—	17,184	—	—	17,184
Other (income) expense	187	(3,274)	374	2,713	—	—
Loss from investment in affiliates	73,588	47,143	4,064	28,244	(153,039)	—
Loss before taxes	(82,880)	(81,521)	(38,750)	(63,679)	153,039	(113,791)
Provision (benefit) for taxes	660	(10,422)	(10,506)	(9,983)	—	(30,251)
Net loss	$(83,540)	$(71,099)	$(28,244)	$(53,696)	$153,039	$(83,540)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,621	—	1,621	—	(1,621)	1,621
Unrealized income (loss) on cash flow hedging derivatives	(650)	(173)	—	—	173	(650)
Other comprehensive income (loss), (net of tax)	971	(173)	1,621	—	(1,448)	971
Total Comprehensive Income	$(82,569)	$(71,272)	$(26,623)	$(53,696)	$151,591	$(82,569)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$4,317	$8,371	$289	$41,510	$(12,688)	$41,799
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	5,037	—	5,037
Operating expenses	1,423	21,606	5,941	60,375	(12,688)	76,657
Selling, general and administrative	1,292	16,613	711	2,423	—	21,039
Depreciation and amortization	475	9	—	4,302	—	4,786
Loss on impairment / retirement of fixed assets, net	36	—	478	86	—	600
	3,226	38,228	7,130	72,223	(12,688)	108,119
Operating income	1,091	(29,857)	(6,841)	(30,713)	—	(66,320)
Interest expense, net	10,512	7,677	9,764	(2,230)	—	25,723
Net effect of swaps	5,635	3,576	—	—	—	9,211
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency gain	—	—	8,958	—	—	8,958
Other (income) expense	188	(2,388)	800	1,400	—	—
Loss from investment in affiliates	72,096	35,640	3,520	21,227	(132,483)	—
Loss before taxes	(108,515)	(87,143)	(30,500)	(51,110)	132,483	(144,785)
Provision (benefit) for taxes	611	(17,665)	(9,254)	(9,351)	—	(35,659)
Net loss	$(109,126)	$(69,478)	$(21,246)	$(41,759)	$132,483	$(109,126)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	301	—	301	—	(301)	301
Unrealized income (loss) on cash flow hedging derivatives	8,885	2,535	—	—	(2,535)	8,885
Other comprehensive income (loss), (net of tax)	9,186	2,535	301	—	(2,836)	9,186
Total Comprehensive Income	$(99,940)	$(66,943)	$(20,945)	$(41,759)	$129,647	$(99,940)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,907	$296,385	$127,554	$1,005,271	$(448,878)	$1,133,239
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,323	82,397	—	91,720
Operating expenses	5,928	184,460	48,766	685,761	(448,878)	476,037
Selling, general and administrative	5,821	100,884	11,146	34,926	—	152,777
Depreciation and amortization	36,806	37	17,333	67,832	—	122,008
(Gain) on sale of other assets	—	—	—	(8,743)	—	(8,743)
Loss on impairment / retirement of fixed assets, net	637	—	1	2,298	—	2,936
	49,192	285,381	86,569	864,471	(448,878)	836,735
Operating income	103,715	11,004	40,985	140,800	—	296,504
Interest (income) expense, net	42,317	28,209	39,080	(7,753)	—	101,853
Net effect of swaps	(1,251)	(706)	—	—	—	(1,957)
Loss on early debt extinguishment	—	—	—	—	—	—
Unrealized / realized foreign currency loss	—	—	37,167	—	—	37,167
Other (income) expense	749	(12,143)	3,253	8,141	—	—
Income (loss) from investment in affiliates	(82,065)	(26,017)	(16,894)	9,494	115,482	—
Income (loss) before taxes	143,965	21,661	(21,621)	130,918	(115,482)	159,441
Provision (benefit) for taxes	10,175	(4,890)	(12,108)	32,474	—	25,651
Net income (loss)	$133,790	$26,551	$(9,513)	$98,444	$(115,482)	$133,790
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	4,076	—	4,076	—	(4,076)	4,076
Unrealized income on cash flow hedging derivatives	1,201	140	—	—	(140)	1,201
Other comprehensive income, (net of tax)	5,277	140	4,076	—	(4,216)	5,277
Total Comprehensive Income	$139,067	$26,691	$(5,437)	$98,444	$(119,698)	$139,067

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$148,576	$263,930	$140,441	$941,246	$(412,138)	$1,082,055
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	10,316	85,682	—	95,998
Operating expenses	5,468	177,526	48,147	637,772	(412,138)	456,775
Selling, general and administrative	6,455	89,532	11,086	34,293	—	141,366
Depreciation and amortization	37,439	40	18,199	71,335	—	127,013
(Gain) on sale of other assets	—	—	—	(6,625)	—	(6,625)
Loss (gain) on impairment / retirement of fixed assets, net	25,089	—	474	5,281	—	30,844
	74,451	267,098	88,222	827,738	(412,138)	845,371
Operating income (loss)	74,125	(3,168)	52,219	113,508	—	236,684
Interest expense, net	47,879	30,390	40,231	(9,013)	—	109,487
Net effect of swaps	5,324	3,365	—	—	—	8,689
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency gain	—	—	8,152	—	—	8,152
Other (income) expense	750	(8,860)	2,623	5,487	—	—
Income (loss) from investment in affiliates	(68,417)	(53,593)	(14,307)	(18,503)	154,820	—
Income before taxes	67,414	12,749	14,903	135,537	(154,820)	75,783
Provision (benefit) for taxes	9,269	(15,849)	(3,507)	27,725	—	17,638
Net income	$58,145	$28,598	$18,410	$107,812	$(154,820)	$58,145
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,839	—	1,839	—	(1,839)	1,839
Unrealized income (loss) on cash flow hedging derivatives	8,685	2,551	—	—	(2,551)	8,685
Other comprehensive income (loss), (net of tax)	10,524	2,551	1,839	—	(4,390)	10,524
Total Comprehensive Income	$68,669	$31,149	$20,249	$107,812	$(159,210)	$68,669

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$(73,627)	$(3,001)	$(26,042)	$20,317	$(903)	$(83,256)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(16,379)	(4)	(5,077)	(18,882)	—	(40,342)
Net cash from investing activities	(16,379)	(4)	(5,077)	(18,882)	—	(40,342)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	55,000	—	—	—	—	55,000
Distributions paid	(39,994)	—	—	—	903	(39,091)
Excess tax benefit from unit-based compensation expense	—	(568)	—	—	—	(568)
Net cash (for) financing activities	15,006	(568)	—	—	903	15,341
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(932)	—	—	(932)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(75,000)	(3,573)	(32,051)	1,435	—	(109,189)
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$—	$571	$3,524	$4,772	$—	$8,867

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)		Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$(52,034)	$8,508		$(44,472)	$19,331	$—	$(68,667)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(17,866)	—		(600)	(17,363)	—	(35,829)
Net cash (for) investing activities	(17,866)	—		(600)	(17,363)	—	(35,829)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	96,000	—		—	—	—	96,000
Term debt borrowings	359,022	256,500	—	14,478	—	—	630,000
Note borrowings	294,897	205,103		—	—	—	500,000
Payment of debt issuance costs	(14,763)	(8,538)		(190)	—	—	(23,491)
Term debt payments, including early termination penalties	(654,568)	(462,054)		(14,478)	—	—	(1,131,100)
Distributions paid	(35,688)	868		—	—	—	(34,820)
Exercise of limited partnership unit options	—	28		—	—	—	28
Excess tax benefit from unit-based compensation expense	—	(127)		—	—	—	(127)
Net cash from (for) financing activities	44,900	(8,220)		(190)	—	—	36,490
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—		(786)	—	—	(786)
CASH AND CASH EQUIVALENTS
Net increase for the period	(25,000)	288		(46,048)	1,968	—	(68,792)
Balance, beginning of period	25,000	444		50,173	3,213	—	78,830
Balance, end of period	$—	$732		$4,125	$5,181	$—	$10,038

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$253,410	$3,318	$15,737	$40,148	$(3,531)	$309,082
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	—	—	—	15,297	—	15,297
Capital expenditures	(54,767)	(4)	(14,201)	(55,854)	—	(124,826)
Net cash (for) investing activities	(54,767)	(4)	(14,201)	(40,557)	—	(109,529)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(41,000)	—	—	—	—	(41,000)
Term debt payments, including early termination penalties	(6,612)	(4,281)	(257)	—	—	(11,150)
Distributions paid	(151,259)	—	—	—	3,531	(147,728)
Exercise of limited partnership unit options	—	24	—	—	—	24
Payment of debt issuance costs	228	368	(354)	—	—	242
Excess tax benefit from unit-based compensation expense	—	414	—	—	—	414
Net cash (for) financing activities	(198,643)	(3,475)	(611)	—	3,531	(199,198)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,526)	—	—	(1,526)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	(161)	(601)	(409)	—	(1,171)
Balance, beginning of period	—	732	4,125	5,181	—	10,038
Balance, end of period	$—	$571	$3,524	$4,772	$—	$8,867

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended March 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$231,264	$(87,117)	$14,067	$139,733	$—	$297,947
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany term debt receipts	—	104,165	—	—	(104,165)	—
Sale of other assets	1,173	—	—	14,885	—	16,058
Capital expenditures	(43,156)	(8)	(8,023)	(52,075)	—	(103,262)
Net cash (for) investing activities	(41,983)	104,157	(8,023)	(37,190)	(104,165)	(87,204)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(57,000)	—	(2,004)	—	—	(59,004)
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany term debt payments	—	—	—	(104,165)	104,165	—
Term debt payments, including early termination penalties	(669,035)	(472,267)	(14,798)	—	—	(1,156,100)
Distributions paid	(102,402)	920	—	—	—	(101,482)
Payment of debt issuance costs	(14,763)	(8,537)	(191)	—	—	(23,491)
Exercise of limited partnership unit options	—	57	—	—	—	57
Excess tax benefit from unit-based compensation	—	1,519	—	—	—	1,519
Net cash from (for) financing activities	(189,281)	(16,705)	(2,515)	(104,165)	104,165	(208,501)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	477	—	—	477
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	335	4,006	(1,622)	—	2,719
Balance, beginning of period	—	397	119	6,803	—	7,319
Balance, end of period	$—	$732	$4,125	$5,181	$—	$10,038

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
In the first quarter of 2014, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and twelve-month periods ended March 30, 2014 and March 31, 2013.

	Three months ended		Twelve months ended
	3/30/2014	3/31/2013	3/30/2014	3/31/2013
	(13 weeks)	(13 weeks)	(52 weeks)	(53 weeks)
	(In thousands)
Net income (loss)	$(83,540)	$(109,126)	$133,790	$58,145
Interest expense	24,732	25,763	102,040	109,579
Interest income	(73)	(40)	(187)	(92)
Provision (benefit) for taxes	(30,251)	(35,659)	25,651	17,638
Depreciation and amortization	4,307	4,786	122,008	127,013
EBITDA	(84,825)	(114,276)	383,302	312,283
Loss on early extinguishment of debt	—	34,573	—	34,573
Net effect of swaps	371	9,211	(1,957)	8,689
Unrealized foreign currency loss	17,182	8,881	37,386	7,949
Non-cash equity expense	3,956	2,933	6,558	4,498
Loss on impairment/retirement of fixed assets, net	997	600	2,936	30,844
Gain on sale of other assets	—	—	(8,743)	(6,625)
Other non-recurring items (as defined) (1)	354	805	1,256	3,264
Adjusted EBITDA	$(61,965)	$(57,273)	$420,738	$395,475

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expenses, contract termination costs, and severance expense.

Results of Operations:

First Quarter -

Operating results for the first quarter historically include less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and three outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The current quarter included a total of 94 operating days compared to 117 operating days during the first quarter of 2013. The decrease in operating days was due to the sale of a water park during 2013 and the shift in the Easter and Spring Break holidays from the first quarter in 2013 to the second quarter in 2014.

The following table presents key financial information for the three months ended March 30, 2014 and March 31, 2013:

	Three months ended	Three months ended	Increase (Decrease)
	3/30/2014	3/31/2013	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$40,466	$41,799	$(1,333)	(3.2)%
Operating costs and expenses	106,739	102,733	4,006	3.9%
Depreciation and amortization	4,307	4,786	(479)	(10.0)%
Loss on impairment / retirement of fixed assets	997	600	397	N/M
Operating loss	$(71,577)	$(66,320)	$(5,257)	7.9%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$(61,965)	$(57,273)	$(4,692)	8.2%

For the quarter ended March 30, 2014, net revenues decreased 3%, or $1.3 million, to $40.5 million from $41.8 million in the first quarter of 2013. The decrease between periods was entirely due to the shift of the Easter and Spring Break holidays to the second quarter of 2014 from the first quarter of 2013. The impact of the calendar shift was partially offset by strong early season performance at Knott's Berry Farm. At the end of the first quarter of 2014, only three of our 14 properties were in operation. The other parks, including three of our larger parks, Cedar Point and Kings Island located in Ohio and Canada's Wonderland in Toronto, were in the final stages of preparing to open for the 2014 operating season.

Operating costs and expenses for the quarter increased $4.0 million to $106.7 million from $102.7 million in 2013 and were in line with expectations. Operating results for the first quarter include normal off-season operating, maintenance and administrative expenses at our seasonal amusement and water parks, and daily operations at Knott’s Berry Farm and Castaway Bay. The increase in first-quarter costs reflects a $3.7 million increase in operating expenses and a slight increase in selling, general and administrative ("SG&A") expenses. The cost of food, merchandise and games revenues for the period were flat compared to a year ago. The $3.7 million increase in operating expenses was due primarily to budgeted increases in maintenance expense as we continue to invest in the infrastructure of our parks, as well as an increase in maintenance labor and other employee related expenses. Additionally, utility costs increased due to the harsh winter experienced at several of our parks.

Depreciation and amortization expense for the quarter decreased $0.5 million primarily due to the shifting of the operating calendar. Loss on impairment/retirement of fixed assets for the current period was $1.0 million compared to $0.6 million during the first quarter of 2013, reflecting losses on the retirement of assets across several of our parks. After depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating loss in the first quarter of 2014 increased $5.3 million to $71.6 million from an operating loss of $66.3 million in the first quarter of 2013.

Interest expense for the first quarter of 2014 was $24.7 million, representing a $1.0 million decrease from interest expense for the first quarter of 2013. Interest expense decreased primarily due to a reduction in average revolver balance and lower average rates on the revolver, as well as a reduction in non-cash deferred loan fee amortization resulting from the write-off of fees related to our prior credit agreement.

During the 2014 first quarter, the net effect of our swaps resulted in a $0.4 million non-cash charge to earnings, compared to a non-cash charge to earnings of $9.2 million in the first quarter of 2013. The net effect of swaps reflects the regularly scheduled amortization of amounts in AOCI related to the swaps and ineffective fair value movements in our non-designated derivative portfolio, along with the write off of amounts in AOCI related to de-designated interest rate swaps. During the 2014 first quarter, we also recognized a $17.2 million net charge to earnings for unrealized/realized foreign currency losses, which included a $16.3 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the first quarter of 2013.

During the quarter, a benefit for taxes of $30.3 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a benefit for taxes of $35.7 million in the same period a year ago. The decrease in tax benefit recorded relates to the combination of a decrease in the pre-tax net loss for the period and a decrease in the effective tax rate.

After interest expense and the benefit for taxes, net loss for the quarter totaled $83.5 million, or $1.51 per diluted limited partner unit, compared with a net loss of $109.1 million, or $1.95 per diluted unit, for the first quarter a year ago.

Twelve Months Ended March 30, 2014 -

The fiscal twelve-month period ended March 30, 2014, consisted of a 52-week period and 2,118 operating days, compared with 53 weeks and 2,403 operating days for the fiscal twelve-month period ended March 31, 2013. The difference in operating days was due primarily to the sale of two non-core water parks, the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate during 2013, and the calendar shift of the Easter and Spring Break holidays in 2014 described above.

The following table presents key financial information for the twelve months ended March 30, 2014 and March 31, 2013:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	3/30/2014	3/31/2013	$	%
	(52 weeks)	(53 weeks)

	(Amounts in thousands)
Net revenues	$1,133,239	$1,082,055	$51,184	4.7%
Operating costs and expenses	720,534	694,139	26,395	3.8%
Depreciation and amortization	122,008	127,013	(5,005)	(3.9)%
Gain on sale of other assets	(8,743)	(6,625)	(2,118)	N/M
Loss on impairment/retirement of fixed assets	2,936	30,844	(27,908)	N/M
Operating income	$296,504	$236,684	$59,820	25.3%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$420,738	$395,475	$25,263	6.4%
Adjusted EBITDA margin	37.1%	36.5%	—	0.6%

Net revenues totaled $1,133.2 million for the twelve months ended March 30, 2014, increasing $51.1 million, from $1,082.1 million for the trailing twelve months ended March 31, 2013. The 5% increase in revenues for the twelve-month period was driven by an increase in average in-park guest per capita spending, the result of a stronger admissions per cap and improved in-park spending. The increase in in-park spending was in large part the result of improvements in our food and beverage programs and the expansion and continued success of our premium benefit offerings. Attendance for the period decreased primarily due to the sale of two non-core water parks during the current twelve-month period. Excluding the sale of the two water parks, attendance would have increased . Out-of-park revenues increased $6.4 million primarily due to the strong performance of our resort properties, which drove higher average daily room rates and occupancy rates.

Operating costs and expenses increased $26.4 million, or 4%, to $720.5 million, from $694.1 million for the twelve-month period ended March 31, 2013. The increase in costs and expenses reflects a $19.3 million increase in operating expenses and a $11.4 million increase in SG&A costs, somewhat offset by a decrease in cost of goods sold of $4.3 million. The decrease of 4% in cost of goods sold was primarily driven by food and beverage efficiency initiatives. The increase in operating costs was due to higher normal operating and maintenance expense, enhancements to park infrastructure, and increased employment related costs including performance bonuses. SG&A costs increased due to full-time labor and benefit costs, including incentive compensation, and advertising agency and consumer relationship management database development costs. Exchange rates had a favorable impact ($4.6 million) on costs and expenses at our Canadian operations during the period.

For the twelve-month period ended March 30, 2014, the gain on sale of other assets was $8.7 million due to the sale of one non-core water park during 2013. Gain on sale of other assets totaled $6.6 million for the twelve-month period ending March 31, 2013, reflecting the sale of two non-core assets during the period. Loss on impairment/retirement of fixed assets for the period was $2.9 million, due to asset retirements across all of our properties. Loss on impairment/retirement of fixed assets during the period ended March 31, 2013 totaled $30.8 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom and asset retirements across all of our properties.

Depreciation and amortization expense for the period decreased $5.0 million compared with the prior period due primarily to several significant assets being fully depreciated at the end of 2012 and the later opening of parks for the 2014 operating season when compared to 2013. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for the current period increased $59.8 million to $296.5 million from $236.7 million.

Interest expense for the twelve months ended March 30, 2014 decreased $7.6 million to $102.0 million, from $109.6 million for the same twelve-month period a year ago. The decrease in interest expense reflects a decrease in revolver interest in the period due to lower borrowings, a lower average cost resulting from the March 2013 refinancing and a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement.

During the current twelve-month period, the net effect of our interest rate swaps was recorded as a benefit to earnings of $2.0 million compared to a charge to earnings of $8.7 million in the prior twelve-month period. The difference reflects the regularly scheduled amortization of amounts in AOCI, which were offset by gains from marking the ineffective and de-designated swaps to market in the current period. During the current period, we also recognized a $37.2 million charge to earnings for unrealized/realized foreign currency losses, which included a $35.5 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. During the twelve months ended March 31, 2013, as a result of our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $25.7 million was recorded in the period for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $17.6 million in twelve-month period ended March 31, 2013. The increase in tax provision recorded relates to the combination of an increase in pre-tax net income for the period, offset somewhat by a decrease in the effective tax rate.

After interest expense and provision for taxes, net income for the period totaled $133.8 million, or $2.39 per diluted limited partner unit, compared with net income of $58.1 million, or $1.04 per diluted unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 31-32). For the twelve-month period ended March 30, 2014, Adjusted EBITDA increased $25.3 million, or 6%, to $420.7 million. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased 60 bps to 37.1% from 36.5% for the twelve-month period ended March 31, 2013. The increase in Adjusted EBITDA was primarily due to the success of high-margin revenue initiatives during the period, such as growth in our premium benefit offerings and our admission pricing, combined with another year of growth in our season pass base and a continued focus on controlling operating costs at the park level.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2014 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.5 at March 30, 2014 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the three-month period ended March 30, 2014, net cash used by operating activities increased $14.6 million from the same period a year ago, due primarily to working capital timing differences.
For the twelve-month period ended March 30, 2014 net cash provided by operating activities increased $11.1 million from the same period a year ago, reflective of the year-over-year growth in revenues.

Investing Activities
Net cash used in investing activities in the first quarter of 2014 was $40.3 million, an increase of $4.5 million compared with the three-month period ended March 31, 2013, due to greater 2014 capital expenditures.
Net cash used in investing activities for the trailing-twelve-month period ended March 30, 2014 totaled $109.5 million compared with $87.2 million for the same period a year ago. The increase is due to greater capital expenditures in the current twelve-month period.
Financing Activities
Net cash from financing activities in the first three months of 2014 was $15.3 million, a decrease of $21.1 million compared with the three-month period ended March 31, 2013. The decrease was due to lower overall revolver borrowings, net of increases in unitholder distributions.
Net cash used in financing activities in the trailing-twelve-month period ended March 30, 2014 totaled $199.2 million, a decrease of $9.3 million compared with the twelve-month period ended March 31, 2013. The decrease was largely due to a reduction in debt payments and debt issuance costs during the current period, net of increases in unitholder distributions.
As of March 30, 2014, our debt consisted of the following:

•
$405 million of 9.125% senior unsecured notes, maturing in 2018, yielding 9.375% due to the notes being issued at a discount in July 2010. The notes may be redeemed, in whole or in part, at any time prior to August 1, 2014 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in February and August.

•
$500 million of 5.25% senior unsecured notes, maturing in 2021, issued at par. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.25%. These notes pay interest semi-annually in March and September.

•
Senior secured term debt of $618.9 million, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2013, we only have current maturities totaling $1.5 million as of March 30, 2014.

•
$55 million in borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

At the end of the quarter, we had a total of $618.9 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $902.0 million of fixed-rate debt (including OID), $55.0 million in outstanding borrowings under our revolving credit facility, and cash on hand of $8.9 million. After letters of credit, which totaled $16.3 million at March 30, 2014, we had $183.7 million of available borrowings under the revolving credit facility.

We have entered into several interest rate swaps that effectively fix all of our variable-rate debt payments. As of March 30, 2014, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2014.
At March 30, 2014, the fair market value of the derivative portfolio was $27.8 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the first quarter of 2014, this ratio was set at 6.25x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will decrease by 0.25x each second quarter beginning in the second quarter of 2014 until it reaches 5.25x. Based on our trailing-twelve-month results ending March 30, 2014, our Consolidated Leverage Ratio was 3.63x, providing $175.2 million of EBITDA cushion on the ratio at the end of the first quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of March 30, 2014.

The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. The restricted payment provisions applicable to our 2018 notes are more restrictive than those that apply to our 2021 notes. Under the more restrictive indenture covenants, we can make restricted payments of $20 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments in 2013 and beyond is permitted should our pro-forma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 4.75x.
In accordance with these debt provisions, on February 26, 2014, we announced the declaration of a distribution of $0.70 per limited partner unit, which was paid on March 25, 2014, and on May 8, 2014 we announced the declaration of a distribution of $0.70 per limited partner unit, payable June 16, 2014.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 30, 2014. We have no other significant off-balance sheet financing arrangements.

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
As of March 30, 2014, we had $902.0 million of fixed-rate senior unsecured notes and $618.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $27 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $3.8 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $4.6 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.2 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 30, 2014, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 30, 2014.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 30, 2014, the Partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement.  In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause.  That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated.  On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette.  On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the  Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013, the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits and remanding the case back to the Erie County

Common Pleas Court for further proceedings.  On June 3, 2013, the Company filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013, Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  On September 25, 2013, the Supreme Court of Ohio accepted the appeal on Proposition of Law No. 1 related to the Supreme Court’s  holding in Masetta v. National Bronze & Aluminum Foundry Co. 159 Ohio St. 306 (1953), barring specific performance as a remedy for a personal services contract under Ohio law and its applicability to individual employment agreements.  Both parties filed legal briefs with the court setting forth the basis of their legal arguments.  On April 9, 2014, the parties made oral arguments to the Court in support of their respective positions.  Upon the conclusion of the oral arguments the procedural stage of the case was closed and the case was submitted to the court for a final ruling.  The Partnership believes the liability recorded as of March 30, 2014 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit (10.1)
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014.

Exhibit (10.2)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement.

Exhibit (10.3)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 9, 2014	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	May 9, 2014	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014.

Exhibit (10.2)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement.

Exhibit (10.3)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes.