Form 10-Q
period 2014-06-29
CEDAR FAIR L P
filed 2014-08-07
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of August 1, 2014
Units Representing Limited Partner Interests	55,859,519

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/29/2014	12/31/2013	6/30/2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,134	$118,056	$43,628
Receivables	66,561	21,333	67,199
Inventories	45,571	26,080	45,452
Current deferred tax asset	22,900	9,675	28,302
Prepaid advertising	19,697	2,228	16,614
Other current assets	11,701	9,125	17,274
	206,564	186,497	218,469
Property and Equipment:
Land	283,118	283,313	296,793
Land improvements	371,038	350,869	350,638
Buildings	600,335	584,659	584,545
Rides and equipment	1,567,581	1,494,112	1,506,553
Construction in progress	34,166	44,550	9,498
	2,856,238	2,757,503	2,748,027
Less accumulated depreciation	(1,299,074)	(1,251,740)	(1,197,126)
	1,557,164	1,505,763	1,550,901
Goodwill	237,650	238,089	239,480
Other Intangibles, net	39,509	39,471	39,719
Other Assets	44,909	44,807	32,326
	$2,085,796	$2,014,627	$2,080,895
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,025	$—	$6,300
Accounts payable	37,503	13,222	34,339
Deferred revenue	133,797	44,521	132,365
Accrued interest	12,516	23,201	23,944
Accrued taxes	7,253	19,481	10,021
Accrued salaries, wages and benefits	35,640	29,200	29,896
Self-insurance reserves	23,659	23,653	24,592
Other accrued liabilities	9,405	5,521	8,789
	262,798	158,799	270,246
Deferred Tax Liability	157,046	158,113	154,292
Derivative Liability	30,110	26,662	26,772
Other Liabilities	7,402	11,290	8,796
Long-Term Debt:
Revolving credit loans	39,000	—	58,000
Term debt	615,825	618,850	622,125
Notes	950,000	901,782	901,431
	1,604,825	1,520,632	1,581,556
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	2	2	—
Limited partners, 55,859, 55,716 and 55,713 units outstanding at June 29, 2014, December 31, 2013 and June 30, 2013, respectively	36,918	148,847	49,986
Accumulated other comprehensive loss	(18,595)	(15,008)	(16,043)
	23,615	139,131	39,233
	$2,085,796	$2,014,627	$2,080,895

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended		Twelve months ended
	6/29/2014	6/30/2013	6/29/2014	6/30/2013	6/29/2014	6/30/2013
Net revenues:
Admissions	$206,958	$202,536	$226,025	$222,559	$650,473	$621,092
Food, merchandise and games	121,601	119,840	137,987	136,532	357,560	344,879
Accommodations and other	34,455	39,244	39,468	44,328	126,600	120,098
	363,014	361,620	403,480	403,419	1,134,633	1,086,069
Costs and expenses:
Cost of food, merchandise, and games revenues	31,090	31,053	36,075	36,090	91,757	94,565
Operating expenses	147,192	141,284	227,542	217,941	481,945	451,823
Selling, general and administrative	46,617	45,767	68,021	66,806	153,627	142,622
Depreciation and amortization	46,974	46,032	51,281	50,818	122,950	125,136
Gain on sale of other assets	(921)	—	(921)	—	(9,664)	(6,625)
Loss on impairment / retirement of fixed assets, net	215	29	1,212	629	3,122	31,735
	271,167	264,165	383,210	372,284	843,737	839,256
Operating income	91,847	97,455	20,270	31,135	290,896	246,813
Interest expense	27,907	25,861	52,639	51,624	104,086	105,204
Net effect of swaps	(315)	(2,273)	56	6,938	1	6,589
Loss on early debt extinguishment	29,273	—	29,273	34,573	29,273	34,573
Unrealized/realized foreign currency (gain) loss	(16,102)	14,886	1,082	23,844	6,179	13,737
Other income	(6)	(69)	(79)	(109)	(124)	(159)
Income (loss) before taxes	51,090	59,050	(62,701)	(85,735)	151,481	86,869
Provision (benefit) for taxes	7,188	11,660	(23,063)	(23,999)	21,179	17,917
Net income (loss)	43,902	47,390	(39,638)	(61,736)	130,302	68,952
Net income (loss) allocated to general partner	1	—	—	(1)	2	—
Net income (loss) allocated to limited partners	$43,901	$47,390	$(39,638)	$(61,735)	$130,300	$68,952

Net income (loss)	$43,902	$47,390	$(39,638)	$(61,736)	$130,302	$68,952
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,317)	1,592	(696)	1,893	167	2,950
Unrealized income (loss) on cash flow hedging derivatives	(2,241)	1,679	(2,891)	10,564	(2,719)	12,735
Other comprehensive income (loss), (net of tax)	(4,558)	3,271	(3,587)	12,457	(2,552)	15,685
Total comprehensive income (loss)	$39,344	$50,661	$(43,225)	$(49,279)	$127,750	$84,637
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,419	55,484	55,453	55,464	55,470	55,446
Net income (loss) per limited partner unit	$0.79	$0.85	$(0.71)	$(1.11)	$2.35	$1.24
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,824	55,822	55,453	55,464	55,867	55,791
Net income (loss) per limited partner unit	$0.79	$0.85	$(0.71)	$(1.11)	$2.33	$1.24
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 29, 2014
(In thousands)

Six months ended
6/29/14
Limited Partnership Units Outstanding
Beginning balance	55,716
Limited partnership unit options exercised	11
Issuance of limited partnership units as compensation	132
55,859
Limited Partners’ Equity
Beginning balance	$148,847
Net loss	(39,638)
Partnership distribution declared ($1.40 per limited partnership unit)	(78,275)
Expense recognized for limited partnership unit options	446
Tax effect of units involved in option exercises and treasury unit transactions	(725)
Issuance of limited partnership units as compensation	6,263
36,918
General Partner’s Equity
Beginning balance	2
Net loss	—
2
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5
Current period activity, net of tax $402	(696)
(691)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,013)
Current period activity, net of tax $501	(2,891)
(17,904)
(18,595)
Total Partners’ Equity	$23,615

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended		Twelve months ended
	6/29/2014	6/30/2013	6/29/2014	6/30/2013
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(39,638)	(61,736)	$130,302	68,952
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,281	50,818	122,950	125,136
Loss on early debt extinguishment	29,273	34,573	29,273	34,573
Loss on impairment / retirement of fixed assets, net	1,212	629	3,122	31,735
Gain on sale of other assets	(921)	—	(9,664)	(6,625)
Net effect of swaps	56	6,938	1	6,589
Non-cash expense	9,696	30,591	22,239	26,932
Net change in working capital	18,046	41,511	(8,074)	11,693
Net change in other assets/liabilities	(16,768)	(20,768)	4,135	3,721
Net cash from operating activities	52,237	82,556	294,284	302,706
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	1,377	—	16,674	14,885
Capital expenditures	(106,690)	(79,189)	(147,848)	(108,995)
Net cash for investing activities	(105,313)	(79,189)	(131,174)	(94,110)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit loans	39,000	58,000	(19,000)	(53,000)
Term debt borrowings	—	630,000	—	630,000
Note borrowings	450,000	500,000	450,000	500,000
Term debt payments, including amounts paid for early termination	—	(1,132,675)	(9,575)	(1,141,675)
Note payments, including amounts paid for early termination	(426,148)	—	(426,148)	—
Distributions paid to partners	(78,275)	(69,639)	(152,094)	(114,093)
Exercise of limited partnership unit options	—	28	24	57
Payment of debt issuance costs	(9,795)	(22,764)	(10,280)	(22,758)
Excess tax benefit from unit-based compensation expense	(725)	(130)	260	1,517
Net cash for financing activities	(25,943)	(37,180)	(166,813)	(199,952)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,097	(1,389)	209	(945)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,922)	(35,202)	(3,494)	7,699
Balance, beginning of period	118,056	78,830	43,628	35,929
Balance, end of period	$40,134	$43,628	$40,134	$43,628
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$61,550	$40,734	$111,650	$90,000
Interest capitalized	772	1,021	1,361	1,365
Cash payments for income taxes, net of refunds	3,319	4,426	13,715	4,005
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended June 29, 2014 and June 30, 2013 to accompany the quarterly results. Because amounts for the fiscal twelve months ended June 29, 2014 include actual 2013 season operating results, they may not be indicative of 2014 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 29, 2014 and June 30, 2013 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2013, which were included in the Form 10-K filed on February 26, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
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

The guidance also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. The Partnership adopted this guidance in the first quarter of 2014 and the December 31, 2013 and June 30, 2013 Unaudited Condensed Consolidating Balance Sheets in Note 12 reflect the effect of the adoption of this guidance.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Partnership has not yet selected a transition method and is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of June 29, 2014, there were no indicators of impairment. The Partnership's annual testing date is December 31.
The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2013 and no impairment was indicated.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 29, 2014 and June 30, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(6,741)	—	(6,741)
Balance at June 30, 2013	$319,348	$(79,868)	$239,480

Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(439)	—	(439)
Balance at June 29, 2014	$317,518	$(79,868)	$237,650
At June 29, 2014, December 31, 2013, and June 30, 2013 the Partnership’s other intangible assets consisted of the following:

June 29, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$39,008	$—	$39,008
License / franchise agreements	900	399	501
Total other intangible assets	$39,908	$399	$39,509

December 31, 2013
(In thousands)
Other intangible assets:
Trade names	$39,070	$—	$39,070
License / franchise agreements	800	399	401
Total other intangible assets	$39,870	$399	$39,471

June 30, 2013
(In thousands)
Other intangible assets:
Trade names	$39,267	$—	$39,267
License / franchise agreements	831	379	452
Total other intangible assets	$40,098	$379	$39,719
Estimated amortization expense is expected to total less than $75,000 in each year from 2014 through 2018.

(5) Long-Term Debt:

In June of 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes") , maturing in 2024, in a private placement. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% senior unsecured notes that were scheduled to mature in 2018 (and which included $5.6 million of Original Issue Discount ("OID") to yield 9.375%), to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.
The Partnership's June 2014 notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to June 1, 2017, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% together with accrued and unpaid interest.

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021, in a private placement. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and bear interest at a rate of LIBOR ("London InterBank Offering Rate") plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio decreased to 6.00x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA at the end of the second quarter in 2014, and the ratio will decrease by 0.25x each second quarter until it reaches 5.25x. As of June 29, 2014, the Partnership’s Consolidated Leverage Ratio was 3.76x. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of June 29, 2014.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing. These Restricted Payments are not subject to any specific covenants. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Per the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional Restricted Payments in 2014 and beyond is permitted should the Partnership's pro forma trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

The Partnership's March 2013 notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.25% together with accrued and unpaid interest.

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
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of June 29, 2014, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.

Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		June 29, 2014	December 31, 2013	June 30, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(11,279)	$(3,916)	$(20,122)
Total derivatives designated as hedging instruments		$(11,279)	$(3,916)	$(20,122)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(18,831)	$(22,746)	$(6,650)
Total derivatives not designated as hedging instruments		$(18,831)	$(22,746)	$(6,650)
Net derivative liability		$(30,110)	$(26,662)	$(26,772)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of June 29, 2014 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months. As of June 30, 2013, $600 million of our portfolio qualified for hedge accounting and the fair value of these swaps are reflected in the above table. Subsequently, these derivatives were de-designated in the third quarter of 2013, as the hedge effectiveness testing indicated that these swaps would be ineffective throughout the remaining periods until maturity.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of June 29, 2014, approximately $9.8 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate that losses of $7.9 million will be reclassified to earnings within the next 12 months. As of June 30, 2013, $200 million of the derivative portfolio did not qualify for hedge accounting as the amount of variable rate debt decreased to less than the total amount of our derivative portfolio, and the fair value of these swaps are reflected in the above table.

The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates as of June 29, 2014.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended June 29, 2014 and June 30, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	6/29/14	6/30/13		6/29/14	6/30/13		6/29/14	6/30/13
Interest rate swaps	$(4,622)	$—	Interest Expense	$—	$—	Net effect of swaps	$—	$3,268

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		6/29/14	6/30/13
Interest rate swaps	Net effect of swaps	$2,301	$992
		$2,301	$992

During the quarter ended June 29, 2014, in addition to gains of $2.3 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a benefit to earnings of $0.3 million recorded in “Net effect of swaps.”

For the three-month period ended June 30, 2013, in addition to the $3.3 million gain recognized in income on the ineffective portion of derivatives and $1.0 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations. The effect of these amounts resulted in a benefit to earnings of $2.3 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the six-month periods ended June 29, 2014 and June 30, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended	Six months ended		Six months ended	Six months ended		Six months ended	Six months ended
	6/29/14	6/30/13		6/29/14	6/30/13		6/29/14	6/30/13
Interest rate swaps	$(7,364)	$2,266	Interest Expense	$—	$(2,797)	Net effect of swaps	$—	$3,703

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended	Six months ended
		6/29/14	6/30/13
Interest rate swaps	Net effect of swaps	$3,918	$(479)
		$3,918	$(479)

During the six-month period ended ended June 29, 2014, in addition to gains of $3.9 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $4.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a charge to earnings of $0.1 million recorded in “Net effect of swaps.”

For the six-month period ended June 30, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.5 million loss on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $2.3 million of expense representing the amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations. The effect of these amounts resulted in a charge to earnings of $6.9 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended June 29, 2014 and June 30, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	6/29/14	6/30/13		6/29/14	6/30/13		6/29/14	6/30/13
Interest rate swaps	$(11,280)	$5,152	Interest Expense	$—	$(8,810)	Net effect of swaps	$—	$3,703

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		6/29/14	6/30/13
Interest rate swaps	Net effect of swaps	$7,944	$(479)
		$7,944	$(479)

In addition to the $7.9 million gain recognized in income on derivatives not designated as cash flow hedges (as noted in the tables above), $7.9 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended June 29, 2014 in the condensed consolidated statements of operations.
For the twelve-month period ending June 30, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of designated derivatives and $0.5 million of loss recognized in income on the derivatives not designated as cash flow hedges as noted in the tables above, $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $2.0 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended June 30, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in expense for the trailing twelve month period of $6.6 million recorded in “Net effect of swaps.”

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

The table below presents the balances of assets and liabilities measured at fair value as of June 29, 2014, December 31, 2013, and June 30, 2013 on a recurring basis:

	Total	Level 1	Level 2	Level 3
June 29, 2014
(In thousands)
Interest rate swap agreements (1)	$(11,279)	$—	$(11,279)	$—
Interest rate swap agreements (2)	(18,831)	—	(18,831)	—
Net derivative liability	$(30,110)	$—	$(30,110)	$—

December 31, 2013
Interest rate swap agreements (1)	$(3,916)	$—	$(3,916)	$—
Interest rate swap agreements (2)	$(22,746)	$—	$(22,746)	$—
Net derivative liability	$(26,662)	$—	$(26,662)	$—

June 30, 2013
Interest rate swap agreements (1)	$(20,122)	$—	$(20,122)	$—
Interest rate swap agreements (2)	$(6,650)	$—	$(6,650)	$—
Net derivative liability	$(26,772)	$—	$(26,772)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.8 million as of June 29, 2014.
The carrying value of cash and cash equivalents, revolver, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.
There were no assets measured at fair value on a non-recurring basis at June 29, 2014, December 31, 2013, or June 30, 2013, except for as described below.
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
The fair value of term debt at June 29, 2014 was approximately $621.9 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at June 29, 2014 was approximately $969.4 million based on public trading levels as of that date. The fair value of the term debt and June 2014 notes were based on Level 2 inputs and the March 2013 notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended		Twelve months ended
	6/29/2014	6/30/2013	6/29/2014	6/30/2013	6/29/2014	6/30/2013
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,419	55,484	55,453	55,464	55,470	55,446
Effect of dilutive units:
Unit options and restricted unit awards	325	152	—	—	253	84
Phantom units	80	186	—	—	144	261
Diluted weighted average units outstanding	55,824	55,822	55,453	55,464	55,867	55,791
Net income per unit - basic	$0.79	$0.85	$(0.71)	$(1.11)	$2.35	$1.24
Net income per unit - diluted	$0.79	$0.85	$(0.71)	$(1.11)	$2.33	$1.24

The effect of out-of-the-money and/or antidilutive unit options on the three, six and twelve months ended June 29, 2014 and June 30, 2013, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the second quarter of 2014 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-, six-, and twelve-month periods ended June 29, 2014 and June 30, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 30, 2014	$(15,663)	$1,626	$(14,037)

Other comprehensive income before reclassifications, net of tax $702 and $1,334, respectively	(3,920)	(2,317)	(6,237)

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,679	—	1,679

Net other comprehensive income	(2,241)	(2,317)	(4,558)

June 29, 2014	$(17,904)	$(691)	$(18,595)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 31, 2013	$(16,864)	$(2,450)	$(19,314)

Other comprehensive income before reclassifications, net of tax ($915)	—	1,592	1,592

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,679	—	1,679

Net other comprehensive income	1,679	1,592	3,271

June 30, 2013	$(15,185)	$(858)	$(16,043)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $1,115 and $402, respectively	(6,248)	(696)	(6,944)

Amounts reclassified from accumulated other comprehensive income, net of tax ($614) (2)	3,357	—	3,357

Net other comprehensive income	(2,891)	(696)	(3,587)

June 29, 2014	$(17,904)	$(691)	$(18,595)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive income before reclassifications, net of tax ($326) and ($1,089), respectively	1,940	1,893	3,833

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,536) (2)	8,624	—	8,624

Net other comprehensive income	10,564	1,893	12,457

June 30, 2013	$(15,185)	$(858)	$(16,043)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 30, 2013	$(15,185)	$(858)	$(16,043)

Other comprehensive income before reclassifications, net of tax $1,846 and ($94), respectively	(9,434)	167	(9,267)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,228) (2)	6,715	—	6,715

Net other comprehensive income	(2,719)	167	(2,552)

June 29, 2014	$(17,904)	$(691)	$(18,595)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at July 1, 2012	$(27,920)	$(3,808)	$(31,728)

Other comprehensive income before reclassifications, net of tax ($745) and ($1,697), respectively	4,405	2,950	7,355

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,482) (2)	8,330	—	8,330

Net other comprehensive income	12,735	2,950	15,685

June 30, 2013	$(15,185)	$(858)	$(16,043)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income						Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	3 months ended 6/29/14	3 months ended 6/30/13	6 months ended 6/29/14	6 months ended 6/30/13	12 months ended 6/29/14	12 months ended 6/30/13
Interest rate contracts	$1,986	$1,986	$3,971	$10,160	$7,943	$9,811	Net effect of swaps
	$1,986	$1,986	$3,971	$10,160	$7,943	$9,811	Total before tax
	(307)	(307)	(614)	(1,536)	(1,228)	(1,482)	Benefit for taxes
	$1,679	$1,679	$3,357	$8,624	$6,715	$8,329	Net of tax

(1) Amounts in parentheses indicate debits.

(12) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's June 2014 and March 2013 notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 29, 2014, December 31, 2013, and June 30, 2013 and for the three, six, and twelve month periods ended June 29, 2014 and June 30, 2013. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

The Partnership adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" as of January 1, 2014. The debt disclosed on the unaudited balance sheets as of June 29, 2014, December 31, 2013 and June 30, 2013 reflect the adoption of this guidance. For the periods ended December 31, 2013 and June 30, 2013, the debt disclosed and related items have been adjusted to reflect only the amounts of debt Cedar Fair, L.P, Cedar Canada, and Magnum have recorded on their books.

In addition to making the retrospective adjustments to the balance sheets related to the adoption of ASU 2013-04, the Unaudited Condensed Consolidating Statements of Cash Flows for the six and twelve month periods ended June 30, 2013 have been revised to correct the presentation of certain intercompany transactions previously recorded as cash flows from operating activities and the presentation of an intercompany term debt receipt previously recorded as cash flows from financing activities. A summary of the changes are below:

Condensed Consolidating Statements of Cash Flows
For the Six Month Period Ended June 30, 2013

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$4,808	$(30,371)	$(4,856)	$44,138	$68,837	$82,556
Investment in joint ventures and affiliates	38,056	37,167	(18,274)	17,909	(74,858)	—
Intercompany receivables (payments) receipts	—	—	—	19,317	(19,317)	—
Intercompany payables (payments) receipts	(7,990)	(14,958)	3,631	—	19,317	—
Dividends paid	—	—	13,173	—	(13,173)	—
As corrected - Net cash from (for) operating activities	$34,874	$(8,162)	$(6,326)	$81,364	$(19,194)	$82,556

As reported - Net cash from (for) investing activities	$(342)	$37,167	$(21,709)	$(19,447)	$(74,858)	$(79,189)
Investment in joint ventures and affiliates	(38,056)	(37,167)	18,274	(17,909)	74,858	—
Intercompany receivables (payments) receipts	—	13,869	—	(5,384)	(8,485)	—
As corrected - Net cash from (for) investing activities	$(38,398)	$13,869	$(3,435)	$(42,740)	$(8,485)	$(79,189)

As reported - Net cash from (for) financing activities	$(29,466)	$(7,240)	$(474)	$—	$—	$(37,180)
Dividends paid	—	—	(13,173)	—	13,173	—
Intercompany payables (payments) receipts	7,990	1,089	(3,631)	(13,933)	8,485	—
As corrected - Net cash from (for) financing activities	$(21,476)	$(6,151)	$(17,278)	$(13,933)	$21,658	$(37,180)

Condensed Consolidating Statements of Cash Flows
For the Twelve Month Period Ended June 30, 2013

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$210,085	$(47,009)	$29,440	$140,865	$(30,675)	$302,706
Investment in joint ventures and affiliates	27,874	(30,140)	(15,735)	(12,174)	30,175	—
Intercompany receivables (payments) receipts	—	—	—	18,148	(18,148)	—
Intercompany payables (payments) receipts	(47,465)	28,405	912	—	18,148	—
Dividends paid	—	—	13,173	—	(13,173)	—
As corrected - Net cash from (for) operating activities	$190,494	$(48,744)	$27,790	$146,839	$(13,673)	$302,706

As reported - Net cash from (for) investing activities	$(19,923)	$(30,148)	$(20,139)	$(54,075)	$30,175	$(79,189)
Investment in joint ventures and affiliates	(27,874)	30,140	15,735	12,174	(30,175)	—
Intercompany term debt receipts	—	86,362	—	—	(86,362)	—
Intercompany receivables (payments) receipts	—	(43,948)	—	(62,033)	105,981	—
As corrected - Net cash from (for) investing activities	$(47,797)	$42,406	$(4,404)	$(103,934)	$19,619	$(94,110)

As reported - Net cash from (for) financing activities	$(190,162)	$77,157	$(585)	$(86,362)	$—	$(199,952)
Dividends paid	—	—	(13,173)	—	13,173	—
Intercompany term debt receipts	—	(86,362)	—	—	86,362	—
Intercompany payables (payments) receipts	47,465	15,543	(912)	43,885	(105,981)	—
As corrected - Net cash from (for) financing activities	$(142,697)	$6,338	$(14,670)	$(42,477)	$(6,446)	$(199,952)

These revisions had no effect on the Partnership's Unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Partner's Equity, or Statements of Cash Flows.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$19,425	$29,986	$(9,277)	$40,134
Receivables	59	104,035	93,286	571,632	(702,451)	66,561
Inventories	—	5,732	4,091	35,748	—	45,571
Current deferred tax asset	—	18,655	800	3,445	—	22,900
Other current assets	691	14,115	5,974	13,500	(2,882)	31,398
	750	142,537	123,576	654,311	(714,610)	206,564
Property and Equipment (net)	471,252	8,206	247,632	830,074	—	1,557,164
Investment in Park	466,213	767,266	149,180	32,308	(1,414,967)	—
Goodwill	9,061	—	117,371	111,218	—	237,650
Other Intangibles, net	—	—	16,639	22,870	—	39,509
Deferred Tax Asset	—	32,025	—	117	(32,142)	—
Other Assets	11,680	21,649	9,276	2,304	—	44,909
	$958,956	$971,683	$663,674	$1,653,202	$(2,161,719)	$2,085,796
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,724	$1,231	$70	$—	$—	$3,025
Accounts payable	218,225	233,203	15,070	282,733	(711,728)	37,503
Deferred revenue	—	636	15,824	117,337	—	133,797
Accrued interest	6,422	4,251	1,843	—	—	12,516
Accrued taxes	6,054	1,196	—	2,885	(2,882)	7,253
Accrued salaries, wages and benefits	—	23,850	2,303	9,487	—	35,640
Self-insurance reserves	—	5,534	1,772	16,353	—	23,659
Other accrued liabilities	376	5,554	1,095	2,380	—	9,405
	232,801	275,455	37,977	431,175	(714,610)	262,798
Deferred Tax Liability	—	—	57,540	131,648	(32,142)	157,046
Derivative Liability	17,700	12,410	—	—	—	30,110
Other Liabilities	—	4,039	—	3,363	—	7,402
Long-Term Debt:
Revolving credit loans	39,000	—	—	—	—	39,000
Term debt	350,943	250,730	14,152	—	—	615,825
Notes	294,897	205,103	450,000	—	—	950,000
	684,840	455,833	464,152	—	—	1,604,825

Equity	23,615	223,946	104,005	1,087,016	(1,414,967)	23,615
	$958,956	$971,683	$663,674	$1,653,202	$(2,161,719)	$2,085,796

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$21,745	$27,904	$(6,021)	$43,628
Receivables	250	86,025	80,435	517,925	(617,436)	67,199
Inventories	—	4,639	4,182	36,631	—	45,452
Current deferred tax asset	—	23,822	816	3,664	—	28,302
Other current assets	620	11,440	2,066	19,762	—	33,888
	870	125,926	109,244	605,886	(623,457)	218,469
Property and Equipment (net)	463,783	994	250,249	835,875	—	1,550,901
Investment in Park	447,080	735,017	129,942	38,992	(1,351,031)	—
Goodwill	9,061	—	119,201	111,218	—	239,480
Other Intangibles, net	—	—	16,880	22,839	—	39,719
Deferred Tax Asset	—	34,028	—	90	(34,118)	—
Other Assets	13,605	9,382	7,112	2,227	—	32,326
	$934,399	$905,347	$632,628	$1,617,127	$(2,008,606)	$2,080,895
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,590	$2,565	$145	$—	$—	$6,300
Accounts payable	155,522	208,924	7,971	285,379	(623,457)	34,339
Deferred revenue	—	—	18,719	113,646	—	132,365
Accrued interest	5,189	3,563	15,192	—	—	23,944
Accrued taxes	6,534	458	181	2,848	—	10,021
Accrued salaries, wages and benefits	1	18,642	2,153	9,100	—	29,896
Self-insurance reserves	—	5,535	1,727	17,330	—	24,592
Other accrued liabilities	860	4,421	715	2,793	—	8,789
	171,696	244,108	46,803	431,096	(623,457)	270,246
Deferred Tax Liability	—	—	61,544	126,866	(34,118)	154,292
Derivative Liability	16,039	10,733	—	—	—	26,772
Other Liabilities	—	5,296	—	3,500	—	8,796
Long-Term Debt:
Revolving credit loans	58,000	—	—	—	—	58,000
Term debt	354,534	253,294	14,297	—	—	622,125
Notes	294,897	205,103	401,431	—	—	901,431
	707,431	458,397	415,728	—	—	1,581,556

Equity	39,233	186,813	108,553	1,055,665	(1,351,031)	39,233
	$934,399	$905,347	$632,628	$1,617,127	$(2,008,606)	$2,080,895

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,084	$79,737	$33,878	$328,013	$(121,698)	$363,014
Costs and expenses:
Cost of food, merchandise, and games revenues	—	79	2,881	28,130	—	31,090
Operating expenses	1,312	54,893	15,124	197,561	(121,698)	147,192
Selling, general and administrative	1,467	27,495	3,886	13,769	—	46,617
Depreciation and amortization	14,011	94	6,502	26,367	—	46,974
Gain on sale of other assets	—	—	—	(921)	—	(921)
(Gain) loss on impairment / retirement of fixed assets, net	—	(1)	—	216	—	215
	16,790	82,560	28,393	265,122	(121,698)	271,167
Operating income (loss)	26,294	(2,823)	5,485	62,891	—	91,847
Interest expense (income), net	10,533	7,354	11,933	(1,919)	—	27,901
Net effect of swaps	(178)	(137)	—	—	—	(315)
Loss on early debt extinguishment	—	—	29,273	—	—	29,273
Unrealized / realized foreign currency gain	—	—	(16,102)	—	—	(16,102)
Other (income) expense	188	(2,415)	531	1,696	—	—
(Income) loss from investment in affiliates	(30,914)	(21,721)	(10,576)	1,929	61,282	—
Income (loss) before taxes	46,665	14,096	(9,574)	61,185	(61,282)	51,090
Provision (benefit) for taxes	2,763	(3,481)	(7,645)	15,551	—	7,188
Net income (loss)	$43,902	$17,577	$(1,929)	$45,634	$(61,282)	$43,902
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,317)	—	(2,317)	—	2,317	(2,317)
Unrealized income (loss) on cash flow hedging derivatives	(2,241)	(644)	—	—	644	(2,241)
Other comprehensive income (loss), (net of tax)	(4,558)	(644)	(2,317)	—	2,961	(4,558)
Total Comprehensive Income (loss)	$39,344	$16,933	$(4,246)	$45,634	$(58,321)	$39,344

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,925	$85,358	$34,954	$326,473	$(129,090)	$361,620
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,994	28,059	—	31,053
Operating expenses	1,408	52,246	15,586	201,134	(129,090)	141,284
Selling, general and administrative	1,222	26,888	3,868	13,789	—	45,767
Depreciation and amortization	12,891	9	6,818	26,314	—	46,032
Loss on impairment / retirement of fixed assets, net	—	—	—	29	—	29
	15,521	79,143	29,266	269,325	(129,090)	264,165
Operating income	28,404	6,215	5,688	57,148	—	97,455
Interest expense, net	10,210	7,246	9,843	(1,507)	—	25,792
Net effect of swaps	(1,378)	(895)	—	—	—	(2,273)
Unrealized / realized foreign currency loss	—	—	14,886	—	—	14,886
Other (income) expense	187	(2,128)	583	1,358	—	—
(Income) loss from investment in affiliates	(30,875)	(15,540)	(8,232)	4,649	49,998	—
Income (loss) before taxes	50,260	17,532	(11,392)	52,648	(49,998)	59,050
Provision (benefit) for taxes	2,870	684	(6,732)	14,838	—	11,660
Net income (loss)	$47,390	$16,848	$(4,660)	$37,810	$(49,998)	$47,390
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,592	—	1,592	—	(1,592)	1,592
Unrealized income (loss) on cash flow hedging derivatives	1,679	503	—	—	(503)	1,679
Other comprehensive income (loss), (net of tax)	3,271	503	1,592	—	(2,095)	3,271
Total Comprehensive Income (loss)	$50,661	$17,351	$(3,068)	$37,810	$(52,093)	$50,661

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$47,839	$88,416	$34,029	$368,325	$(135,129)	$403,480
Costs and expenses:
Cost of food, merchandise, and games revenues	—	79	2,882	33,114	—	36,075
Operating expenses	2,660	77,355	22,061	260,595	(135,129)	227,542
Selling, general and administrative	2,863	44,167	4,759	16,232	—	68,021
Depreciation and amortization	14,485	103	6,502	30,191	—	51,281
Gain on sale of other assets	—	—	—	(921)	—	(921)
Loss (gain) on impairment / retirement of fixed assets, net	249	(1)	—	964	—	1,212
	20,257	121,703	36,204	340,175	(135,129)	383,210
Operating income	27,582	(33,287)	(2,175)	28,150	—	20,270
Interest expense (income), net	20,732	14,365	21,401	(3,938)	—	52,560
Net effect of swaps	16	40	—	—	—	56
Loss on early debt extinguishment	—	—	29,273	—	—	29,273
Unrealized / realized foreign currency gain	—	—	1,082	—	—	1,082
Other (income) expense	375	(5,689)	905	4,409	—	—
(Income) loss from investment in affiliates	42,674	25,422	(6,512)	30,173	(91,757)	—
Income (loss) before taxes	(36,215)	(67,425)	(48,324)	(2,494)	91,757	(62,701)
Provision (benefit) for taxes	3,423	(13,903)	(18,151)	5,568	—	(23,063)
Net loss	$(39,638)	$(53,522)	$(30,173)	$(8,062)	$91,757	$(39,638)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(696)	—	(696)	—	696	(696)
Unrealized income (loss) on cash flow hedging derivatives	(2,891)	(817)	—	—	817	(2,891)
Other comprehensive income (loss), (net of tax)	(3,587)	(817)	(696)	—	1,513	(3,587)
Total Comprehensive Loss	$(43,225)	$(54,339)	$(30,869)	$(8,062)	$93,270	$(43,225)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$48,243	$93,729	$35,243	$367,983	$(141,779)	$403,419
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,994	33,096	—	36,090
Operating expenses	2,831	73,852	21,527	261,510	(141,779)	217,941
Selling, general and administrative	2,514	43,501	4,579	16,212	—	66,806
Depreciation and amortization	13,366	18	6,818	30,616	—	50,818
Loss on impairment / retirement of fixed assets, net	36	—	478	115	—	629
	18,747	117,371	36,396	341,549	(141,779)	372,284
Operating income (loss)	29,496	(23,642)	(1,153)	26,434	—	31,135
Interest expense, net	20,722	14,923	19,607	(3,737)	—	51,515
Net effect of swaps	4,257	2,681	—	—	—	6,938
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	23,844	—	—	23,844
Other (income) expense	375	(4,516)	1,383	2,758	—	—
(Income) loss from investment in affiliates	41,221	20,100	(4,712)	25,876	(82,485)	—
Income (loss) before taxes	(58,254)	(69,611)	(41,892)	1,537	82,485	(85,735)
Provision (benefit) for taxes	3,482	(16,981)	(15,986)	5,486	—	(23,999)
Net loss	$(61,736)	$(52,630)	$(25,906)	$(3,949)	$82,485	$(61,736)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,893	—	1,893	—	(1,893)	1,893
Unrealized income (loss) on cash flow hedging derivatives	10,564	3,038	—	—	(3,038)	10,564
Other comprehensive income (loss), (net of tax)	12,457	3,038	1,893	—	(4,931)	12,457
Total Comprehensive Loss	$(49,279)	$(49,592)	$(24,013)	$(3,949)	$77,554	$(49,279)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,065	$290,764	$126,478	$1,006,811	$(441,485)	$1,134,633
Costs and expenses:
Cost of food, merchandise, and games revenues	—	79	9,210	82,468	—	91,757
Operating expenses	5,832	187,107	48,304	682,187	(441,485)	481,945
Selling, general and administrative	6,066	101,491	11,164	34,906	—	153,627
Depreciation and amortization	37,926	122	17,017	67,885	—	122,950
(Gain) on sale of other assets	—	—	—	(9,664)	—	(9,664)
Loss on impairment / retirement of fixed assets, net	637	(1)	1	2,485	—	3,122
	50,461	288,798	85,696	860,267	(441,485)	843,737
Operating income	101,604	1,966	40,782	146,544	—	290,896
Interest (income) expense, net	42,640	28,317	41,170	(8,165)	—	103,962
Net effect of swaps	(51)	52	—	—	—	1
Loss on early debt extinguishment	—	—	29,273	—	—	29,273
Unrealized / realized foreign currency loss	—	—	6,179	—	—	6,179
Other (income) expense	750	(12,430)	3,201	8,479	—	—
(Income) loss from investment in affiliates	(82,104)	(32,198)	(19,238)	6,774	126,766	—
Income (loss) before taxes	140,369	18,225	(19,803)	139,456	(126,766)	151,481
Provision (benefit) for taxes	10,067	(9,055)	(13,021)	33,188	—	21,179
Net income (loss)	$130,302	$27,280	$(6,782)	$106,268	$(126,766)	$130,302
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	167	—	167	—	(167)	167
Unrealized income on cash flow hedging derivatives	(2,719)	(1,007)	—	—	1,007	(2,719)
Other comprehensive income, (net of tax)	(2,552)	(1,007)	167	—	840	(2,552)
Total Comprehensive Income (loss)	$127,750	$26,273	$(6,615)	$106,268	$(125,926)	$127,750

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$148,757	$271,778	$133,554	$952,082	$(420,102)	$1,086,069
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,769	84,796	—	94,565
Operating expenses	5,438	177,188	47,798	641,501	(420,102)	451,823
Selling, general and administrative	6,021	91,895	10,659	34,047	—	142,622
Depreciation and amortization	36,799	40	18,032	70,265	—	125,136
(Gain) on sale of other assets	—	—	—	(6,625)	—	(6,625)
Loss (gain) on impairment / retirement of fixed assets, net	25,950	—	475	5,310	—	31,735
	74,208	269,123	86,733	829,294	(420,102)	839,256
Operating income	74,549	2,655	46,821	122,788	—	246,813
Interest expense, net	45,022	29,552	39,476	(9,005)	—	105,045
Net effect of swaps	4,050	2,539	—	—	—	6,589
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	13,737	—	—	13,737
Other (income) expense	749	(8,947)	2,694	5,504	—	—
(Income) loss from investment in affiliates	(74,816)	(52,527)	(15,768)	(12,687)	155,798	—
Income before taxes	78,369	19,257	6,065	138,976	(155,798)	86,869
Provision (benefit) for taxes	9,417	(13,289)	(8,917)	30,706	—	17,917
Net income	$68,952	$32,546	$14,982	$108,270	$(155,798)	$68,952
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,950	—	2,950	—	(2,950)	2,950
Unrealized income (loss) on cash flow hedging derivatives	12,735	3,635	—	—	(3,635)	12,735
Other comprehensive income (loss), (net of tax)	15,685	3,635	2,950	—	(6,585)	15,685
Total Comprehensive Income	$84,637	$36,181	$17,932	$108,270	$(162,383)	$84,637

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$57,348	$(48,952)	$(22,362)	$76,734	$(10,531)	$52,237
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables receipts	—	7,625	—	3,829	(11,454)	—
Sale of other assets	—	—	—	1,377	—	1,377
Capital expenditures	(47,494)	(193)	(11,573)	(47,430)	—	(106,690)
Net cash from investing activities	(47,494)	7,432	(11,573)	(42,224)	(11,454)	(105,313)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	39,000	—	—	—	—	39,000
Note borrowings	—	—	450,000	—	—	450,000
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions paid	(79,544)	—	—	—	1,269	(78,275)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Intercompany payables (payments) receipts	(44,310)	38,101	2,631	(7,861)	11,439	—
Excess tax benefit from unit-based compensation expense	—	(725)	—	—	—	(725)
Net cash (for) financing activities	(84,854)	37,376	16,688	(7,861)	12,708	(25,943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,097	—	—	1,097
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(75,000)	(4,144)	(16,150)	26,649	(9,277)	(77,922)
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$—	$—	$19,425	$29,986	$(9,277)	$40,134

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)		Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$34,874	$(8,162)		$(6,326)	$81,364	$(19,194)	$82,556
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	13,869		—	(5,384)	(8,485)	—
Capital expenditures	(38,398)	—		(3,435)	(37,356)	—	(79,189)
Net cash from (for) investing activities	(38,398)	13,869		(3,435)	(42,740)	(8,485)	(79,189)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	58,000	—		—	—	—	58,000
Term debt borrowings	359,022	256,500	—	14,478	—	—	630,000
Note borrowings	294,897	205,103		—	—	—	500,000
Payment of debt issuance costs	(14,312)	(8,014)		(438)	—	—	(22,764)
Term debt payments, including amounts paid for early termination	(655,723)	(462,438)		(14,514)	—	—	(1,132,675)
Distributions/dividends paid	(71,350)	1,711		(13,173)	—	13,173	(69,639)
Intercompany payables (payments) receipts	7,990	1,089		(3,631)	(13,933)	8,485	—
Exercise of limited partnership unit options	—	28		—	—	—	28
Excess tax benefit from unit-based compensation expense	—	(130)		—	—	—	(130)
Net cash (for) financing activities	(21,476)	(6,151)		(17,278)	(13,933)	21,658	(37,180)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—		(1,389)	—	—	(1,389)
CASH AND CASH EQUIVALENTS
Net increase for the period	(25,000)	(444)		(28,428)	24,691	(6,021)	(35,202)
Balance, beginning of period	25,000	444		50,173	3,213	—	78,830
Balance, end of period	$—	$—		$21,745	$27,904	$(6,021)	$43,628

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$184,623	$(16,592)	$(1,723)	$133,985	$(6,009)	$294,284
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	37,779	—	(45,923)	8,144	—
Sale of other assets	—	—	—	16,674	—	16,674
Capital expenditures	(65,349)	(193)	(17,667)	(64,639)	—	(147,848)
Net cash (for) investing activities	(65,349)	37,586	(17,667)	(93,888)	8,144	(131,174)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(19,000)	—	—	—	—	(19,000)
Note borrowings	—	—	450,000	—	—	450,000
Term debt payments, including amounts paid for early termination	(5,457)	(3,898)	(220)	—	—	(9,575)
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions paid	(154,847)	—	—	—	2,753	(152,094)
Intercompany payables (payments) receipts	60,253	(17,224)	3,130	(38,015)	(8,144)	—
Excess tax benefit from unit-based compensation expense	—	260	—	—	—	260
Payment of debt issuance costs	(223)	(156)	(9,901)	—	—	(10,280)
Exercise of limited partnership unit options	—	24	—	—	—	24
Net cash (for) financing activities	(119,274)	(20,994)	16,861	(38,015)	(5,391)	(166,813)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	209	—	—	209
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(2,320)	2,082	(3,256)	(3,494)
Balance, beginning of period	—	—	21,745	27,904	(6,021)	43,628
Balance, end of period	$—	$—	$19,425	$29,986	$(9,277)	$40,134

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended June 30, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$190,494	$(48,744)	$27,790	$146,839	$(13,673)	$302,706
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany term debt receipts	—	86,362	—	—	(86,362)	—
Intercompany receivables payments	—	(43,948)	—	(62,033)	105,981	—
Sale of other assets	—	—	—	14,885	—	14,885
Capital expenditures	(47,797)	(8)	(4,404)	(56,786)	—	(108,995)
Net cash from (for) investing activities	(47,797)	42,406	(4,404)	(103,934)	19,619	(94,110)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(53,000)	—	—	—	—	(53,000)
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany term debt payments	—	—	—	(86,362)	86,362	—
Term debt payments, including amounts paid for early termination	(660,931)	(466,114)	(14,630)	—	—	(1,141,675)
Distributions/dividends (paid) received	(115,839)	1,746	(13,173)	—	13,173	(114,093)
Intercompany payables (payments) receipts	47,465	15,543	(912)	43,885	(105,981)	—
Payment of debt issuance costs	(14,311)	(8,014)	(433)	—	—	(22,758)
Exercise of limited partnership unit options	—	57	—	—	—	57
Excess tax benefit from unit-based compensation	—	1,517	—	—	—	1,517
Net cash from (for) financing activities	(142,697)	6,338	(14,670)	(42,477)	(6,446)	(199,952)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(945)	—	—	(945)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	7,771	428	(500)	7,699
Balance, beginning of period	—	—	13,974	27,476	(5,521)	35,929
Balance, end of period	$—	$—	$21,745	$27,904	$(6,021)	$43,628

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
In the second quarter of 2014, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, six- and twelve-month periods ended June 29, 2014 and June 30, 2013.

	Three months ended		Six months ended		Twelve months ended
	6/29/2014	6/30/2013	6/29/2014	6/30/2013	6/29/2014	6/30/2013
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)	(52 weeks)	(52 weeks)
	(In thousands)
Net income (loss)	$43,902	$47,390	$(39,638)	$(61,736)	$130,302	$68,952
Interest expense	27,907	25,861	52,639	51,624	104,086	105,204
Interest income	(6)	(69)	(79)	(109)	(124)	(159)
Provision (benefit) for taxes	7,188	11,660	(23,063)	(23,999)	21,179	17,917
Depreciation and amortization	46,974	46,032	51,281	50,818	122,950	125,136
EBITDA	125,965	130,874	41,140	16,598	378,393	317,050
Loss on early extinguishment of debt	29,273	—	29,273	34,573	29,273	34,573
Net effect of swaps	(315)	(2,273)	56	6,938	1	6,589
Unrealized foreign currency (gain) loss	(16,162)	14,875	1,020	23,756	6,349	13,946
Non-cash equity expense	2,821	869	6,777	3,802	8,510	4,799
Loss on impairment/retirement of fixed assets, net	215	29	1,212	629	3,122	31,735
Gain on sale of other assets	(921)	—	(921)	—	(9,664)	(6,625)
Other non-recurring items (as defined) (1)	204	(297)	558	508	1,757	2,523
Adjusted EBITDA	$141,080	$144,077	$79,115	$86,804	$417,741	$404,590

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expenses, contract termination costs, and severance expense.

Results of Operations:

Six months ended June 29, 2014

The fiscal six-month period ended June 29, 2014, consisted of a 26-week period and included a total of 840 operating days compared with 26 weeks and 917 operating days for the fiscal six-month period ended June 30, 2013. The difference in operating days is due to the sale of a water park in the third quarter of 2013.

The following table presents key financial information for the six months ended June 29, 2014 and June 30, 2013:

	Six months ended	Six months ended	Increase (Decrease)
	6/29/2014	6/30/2013	$	%
	(26 weeks)	(26 weeks)
	(Amounts in thousands)
Net revenues	$403,480	$403,419	$61	N/M
Operating costs and expenses	331,638	320,837	10,801	3.4%
Depreciation and amortization	51,281	50,818	463	0.9%
Loss on impairment / retirement of fixed assets	1,212	629	583	N/M
Gain on sale of other assets	(921)	—	(921)	N/M
Operating income	$20,270	$31,135	$(10,865)	(34.9)%
N/M - not meaningful

Other Data:
Adjusted EBITDA	$79,115	$86,804	$(7,689)	(8.9)%
Attendance	8,423	8,677	(254)	(2.9)%
Per capita spending	$43.78	$42.17	$1.61	3.8%
Out-of-park revenues	$45,716	$48,110	$(2,394)	(5.0)%

Net revenues increased slightly for the six months ended June 29, 2014 compared with net revenues during the six months ended June 30, 2013. The slight increase in net revenues reflects a 4%, or $1.61, increase in average in-park guest per capita spending during the first six months of the year when compared with the first six months of 2013. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The increase in per capita spending was the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across all categories of our business. For the six-month period, out-of-park revenues decreased 5%, or $2.4 million. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The decrease in out-of-park revenues was due to the soft results at our resort properties. Net revenues through the first six months of 2014 also reflect a 3% decrease in attendance when compared with the same period a year ago. This decrease in attendance was primarily due to the closure of the Company's flagship park, Cedar Point, for a weekend in early June due to a water main break, partial flooding at its Valleyfair park during the last week of June, and a prolonged school calendar in certain regions due to harsher than normal winter conditions. Excluding the prior period attendance at the water park sold in the third quarter of 2013, attendance would have decreased by 2%. Revenues for the first six months of the year also reflect the negative impact of exchange rates on our Canadian operations ($2.0 million) during the period.

For the six-month period in 2014, operating costs and expenses increased 3%, or $10.8 million, to $331.6 million from $320.8 million for the same period in 2013, the net result of a $9.6 million increase in operating expenses and a $1.2 million increase in selling, general and administrative costs ("SG&A"). For the same period, cost of goods sold was flat. The $9.6 million increase in operating expenses was due to several factors. First, the period had an increase in labor costs, due to staffing, benefits and hourly wages. Second, maintenance expenses increased, driven by higher normal operating and maintenance expense, and enhancements to our parks' infrastructures. Third, show and attraction expenses were higher as the result of new shows being introduced as well as from a change in the contract terms of our Dinosaurs Alive attractions. Operating supplies in the period saw an increase due to consulting and information technology expenses related to infrastructure improvements, as well as costs associated with our commitment to continue to improve the guest experience. Finally, utility costs through the first six months of the year increased due to inclement weather and higher utility rates. SG&A costs increased due to higher full-time labor and benefit costs, including incentive compensation, and increases in consulting and information technology expenses related to the implementation of new systems. SG&A cost increases were partially offset by a decrease in advertising agency expenses primarily due to the timing of our advertising spend compared to the prior year six-month period. Expenses for the first six months of the year also reflect the positive impact of exchange rates on our Canadian operations ($1.9 million) during the period.

Depreciation and amortization expense for the period increased less than 1%, or $0.5 million. For the six-month period of 2014, the loss on impairment/retirement of fixed assets was $1.2 million, reflecting the retirement of assets during the period at several of our properties, which compares with $0.6 million in 2013 for the same reason. Additionally, during the six-month period ended June 29, 2014, excess land was sold for a $0.9 million gain. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on sale of other assets, and all other non-cash costs, operating income for the period decreased $10.9 million to $20.3 million in the first half of 2014 from operating income of $31.1 million in the first half of 2013.

Interest expense for the first half of 2014 was $52.6 million, an increase of $1.0 million from the first half of 2013. The increase in interest expense was due to the overlap of one month of interest on our bond portfolio as we accrued interest on our June 2014 notes and our July 2010 notes for the month of June, when the July 2010 notes were redeemed. Partially offsetting this increase in interest on the notes was a decrease in revolver interest in the period due to lower borrowings and a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement.

The net effect of our swaps resulted in a non-cash charge to earnings of $0.1 million for the first half of 2014 compared with a $6.9 million non-cash charge to earnings in the first half of 2013. The difference reflects the write off of amounts in AOCI related to de-designated interest rate swaps during the six-month period ended June 30, 2013. During the current year-to-date period, we also recognized a $1.1 million net charge to earnings for unrealized/realized foreign currency losses compared with a $23.8 million net charge to earnings in the prior year-to-date period. Both amounts represented foreign currency losses on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a charge to earnings totaling $29.3 million in the current six-month period. For the six month period ending June 30, 2013, as a result of the March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in the period.

During the first half of 2014, a benefit for taxes of $23.1 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. During the same six-month period in 2013, a $24.0 million benefit for taxes was recorded. Actual cash taxes paid or payable are estimated to be between $14 million and $17 million for the 2014 calendar year.

After interest expense and the benefit for taxes, the net loss for the six months ended June 29, 2014 totaled $39.6 million, or $0.71 per diluted limited partner unit, compared with a net loss of $61.7 million, or $1.11 per diluted unit, for the same period a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the six-month period, Adjusted EBITDA decreased to $79.1 million compared with $86.8 million for the fiscal six-month period ended June 30, 2013. This decrease is a result of a lower attendance base during the current period compared with the prior-year period, along with higher employee-related costs, maintenance costs, utility costs, and costs associated with improving the guest experience. The higher costs and the shortfalls in attendance and hotel bookings were offset somewhat by incremental revenues resulting from higher average guest per capita spending in admissions and in-park guest spending, including food and beverage.

Second Quarter -

The fiscal three-month period ended June 29, 2014, consisted of a 13-week period and included a total of 746 operating days compared with 13 weeks and 800 operating days for the fiscal three-month period ended June 30, 2013. The difference in operating days is due to the sale of a water park during the third quarter of 2013.

The following table presents key financial information for the three months ended June 29, 2014 and June 30, 2013:

	Three months ended	Three months ended	Increase (Decrease)
	6/29/2014	6/30/2013	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$363,014	$361,620	$1,394	0.4%
Operating costs and expenses	224,899	218,104	6,795	3.1%
Depreciation and amortization	46,974	46,032	942	2.0%
Loss on impairment / retirement of fixed assets	215	29	186	N/M
Gain on sale of other assets	(921)	—	(921)	N/M
Operating income	$91,847	$97,455	$(5,608)	(5.8)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$141,080	$144,077	$(2,997)	(2.1)%
Attendance	7,690	7,872	(182)	(2.3)%
Per capita spending	$43.94	$42.36	$1.58	3.7%
Out-of-park revenues	$34,968	$37,576	$(2,608)	(6.9)%

For the quarter ended June 29, 2014, net revenues increased by $1.4 million, to $363.0 million from $361.6 million in the second quarter of 2013. This increase reflects a 4% increase in average in-park per capita spending, offset partially by a 7%, or $2.6 million, decrease in out-of park revenues and a 2% decrease in combined attendance. The increase in per capita spending was the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across all categories of our business. The decrease in out-of-park revenues was due to the soft results at our resort properties. The decrease in attendance for the second quarter was primarily due to the closure of the Company's flagship park, Cedar Point, for a weekend in early June due to a water main break, partial flooding at its Valleyfair park during the last week of June, and a prolonged school calendar in certain regions due to harsher than normal winter conditions. Excluding a non-core, stand-alone water park sold in August 2013, attendance on a comparable-park basis decreased 1%, or 104,000 visits. Revenues for the second quarter of 2014 also reflect the negative impact of exchange rates on our Canadian operations ($2.0 million) during the period.

Operating costs and expenses for the quarter increased 3%, or $6.8 million, to $224.9 million from $218.1 million in the second quarter of 2013, the net result of a $5.9 million increase in operating expenses, a $0.9 million increase in SG&A, and flat cost of goods sold. The $5.9 million increase in operating expenses was primarily due to several items. The three-month period ended June 29, 2014, had an increase in labor costs, due to higher staffing levels, benefits and hourly wages. Second, shows and attraction expenses increased due to new shows being introduced as well as from a change in contractual terms on our Dinosaurs Alive attractions. Third, operating supplies increased due primarily to incremental costs associated with improving the guest experience, as well as higher information technology expenses related to infrastructure improvements. SG&A costs increased due to higher full-time labor and benefit costs, including incentive compensation, and increases in consulting and information technology expenses related to the implementation of new systems. SG&A cost increases were partially offset by a decrease in advertising agency expenses primarily due to the timing of our advertising spend compared to the prior year second quarter. Expenses for the second quarter also reflect the positive impact of exchange rates on our Canadian operations ($1.3 million) during the period.

Depreciation and amortization expense for the quarter increased $0.9 million primarily due to additional capital expenditures. For the second quarter of 2014, the loss on impairment/retirement of fixed assets was $0.2 million, reflecting the retirement of assets during the period at several of our properties. Additionally, during the second quarter ended June 29, 2014, excess land was sold for a $0.9 million gain. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on sale of other assets, and all other non-cash costs, operating income for the period decreased $5.6 million to $91.8 million in the second quarter of 2014 from operating income of $97.4 million in the second quarter of 2013.

Interest expense for the second quarter of 2014 was $27.9 million, an increase of $2.0 million from the second quarter of 2013. The increase in interest expense was due to the overlap of one month of interest on our June 2014 notes and on our July 2010 notes for the month of June, when the July 2010 notes were redeemed. Partially offsetting this increase in interest on the bond portfolio was a decrease in revolver interest in the period due to lower borrowings and a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement.

The net effect of our swaps resulted in a non-cash benefit to earnings of $0.3 million for the second quarter of 2014 compared with a $2.3 million non-cash benefit to earnings in the second quarter of 2013. The difference reflects the change in fair market movements in our de-designated swap portfolio. During the current quarter, we also recognized a $16.1 million net benefit to earnings for unrealized/realized foreign currency gains compared with a $14.9 million net charge to earnings for the quarter in 2013. Both amounts represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a charge to earnings totaling $29.3 million.

During the quarter, a provision for taxes of $7.2 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $11.7 million in the same period a year ago. After interest expense and the provision for taxes, net income for the quarter totaled $43.9 million, or $0.79 per diluted limited partner unit, compared with net income of $47.4 million, or $0.85 per diluted unit, for the second quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the current quarter, Adjusted EBITDA decreased to $141.1 million from $144.1 million for the fiscal second quarter of 2013. The approximate $3.0 million decrease in Adjusted EBITDA is a direct result of a lower attendance base during the quarter compared with the prior-year period, along with higher employee-related costs, maintenance costs, utility costs, and costs associated with improving the guest experience. Partially offsetting these cost increases and the shortfalls in attendance and hotel bookings were incremental revenues resulting from higher average guest per capita spending in admissions and pure in-park guest spending, including food and beverage.

Twelve Months Ended June 29, 2014 -

The fiscal twelve-month period ended June 29, 2014, consisted of a 52-week period and 2,064 operating days, compared with 52 weeks and 2,298 operating days for the fiscal twelve-month period ended June 30, 2013. The difference in operating days was due primarily to the sale of two non-core water parks, and the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate during 2013.

The following table presents key financial information for the twelve months ended June 29, 2014 and June 30, 2013:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	6/29/2014	6/30/2013	$	%
	(52 weeks)	(52 weeks)

	(Amounts in thousands)
Net revenues	$1,134,633	$1,086,069	$48,564	4.5%
Operating costs and expenses	727,329	689,010	38,319	5.6%
Depreciation and amortization	122,950	125,136	(2,186)	(1.7)%
Gain on sale of other assets	(9,664)	(6,625)	(3,039)	N/M
Loss on impairment/retirement of fixed assets	3,122	31,735	(28,613)	N/M
Operating income	$290,896	$246,813	$44,083	17.9%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$417,741	$404,590	$13,151	3.3%
Adjusted EBITDA margin	36.8%	37.3%	—	(0.5)%
Attendance	23,265	23,248	17	0.1%
Per capita spending	$44.75	$42.67	2.08	4.9%
Out-of-park revenues	$121,770	$119,611	$2,159	1.8%

Net revenues totaled $1,134.6 million for the twelve months ended June 29, 2014, increasing $48.6 million, from $1,086.1 million for the trailing twelve months ended June 30, 2013. The 5% increase in revenues for the twelve-month period was driven by an increase in average in-park guest per capita spending, the result of a stronger admissions per cap and improved in-park spending.

The increase in in-park spending was in large part the result of improvements in our food and beverage programs and the expansion and the success of our premium benefit offerings. Attendance for the period was flat compared to the prior twelve-month period. Excluding the prior period attendance at the two water parks that were sold, attendance would have increased 1%. Out-of-park revenues increased $2.2 million primarily due to the performance of our resort properties, which drove higher average daily room rates and occupancy rates. Revenues for the trailing-twelve-month period also reflect the negative impact of exchange rates on our Canadian operations ($6.0 million) during the period.

Operating costs and expenses increased $38.3 million, or 6%, to $727.3 million, from $689.0 million for the twelve-month period ended June 30, 2013. The increase in costs and expenses reflects a $30.1 million increase in operating expenses and a $11.0 million increase in SG&A costs, somewhat offset by a decrease in cost of goods sold of $2.8 million. The decrease of 3% in cost of goods sold was primarily driven by successful food and beverage efficiency initiatives. The increase in operating costs was due to higher normal operating and maintenance expense, enhancements to our parks' infrastructures, and increased employment-related costs including performance bonuses. SG&A costs increased due to full-time labor and benefit costs, including incentive compensation, and increases in consulting and information technology expenses related to the implementation of new systems. These SG&A cost increases were partially offset by a decrease in advertising agency expenses in the period. Expenses for the trailing-twelve-month period also reflect the positive impact of exchange rates on our Canadian operations ($3.4 million) during the period.

For the twelve-month period ended June 29, 2014, the gain on sale of other assets was $9.7 million due to the sale of one non-core water park during 2013 and sale of certain excess land in the second quarter of 2014. Gain on sale of other assets totaled $6.6 million for the twelve-month period ending June 30, 2013, reflecting the sale of two non-core assets during the period. Loss on impairment/retirement of fixed assets for the period was $3.1 million, due to asset retirements across all of our properties. Loss on impairment/retirement of fixed assets during the period ended June 30, 2013 totaled $31.7 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom and asset retirements across all of our properties.

Depreciation and amortization expense for the period decreased $2.2 million compared with the prior period due primarily to several significant assets being fully depreciated at the end of 2012. After depreciation and amortization, as well as impairment charges and all other non-cash costs, operating income for the current period increased $44.1 million to $290.9 million from $246.8 million.

Interest expense for the twelve months ended June 29, 2014 decreased $1.1 million to $104.1 million, from $105.2 million for the same twelve-month period a year ago. The decrease in interest expense reflects a decrease in revolver interest in the period due to lower borrowings, a lower average cost resulting from the March 2013 refinancing and a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement. Somewhat offsetting these decreases was the overlap of one month of interest on our June 2014 notes and July 2010 notes for the month of June, when the July 2010 notes were redeemed.

During the current twelve-month period, the net effect of our interest rate swaps was recorded as a charge to earnings of $1.0 thousand compared to a charge to earnings of $6.6 million in the prior twelve-month period. The difference was primarily due to the write off of amounts in AOCI related to de-designated interest rate swaps during the twelve month period ended June 30, 2013. During the current period, we also recognized a $6.2 million charge to earnings for unrealized/realized foreign currency losses compared with a $13.7 million charge to earnings in the prior period, which both represented foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a charge to earnings totaling $29.3 million. During the twelve months ended June 30, 2013, as a result of our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $21.2 million was recorded in the period for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $17.9 million in the twelve-month period ended June 30, 2013. The increase in tax provision recorded relates to the combination of an increase in pre-tax net income for the period, offset somewhat by a decrease in the effective tax rate.

After interest expense and provision for taxes, net income for the period totaled $130.3 million, or $2.33 per diluted limited partner unit, compared with net income of $69.0 million, or $1.24 per diluted unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the twelve-month period ended June 29, 2014, Adjusted EBITDA increased $13.2 million, or 3%, to $417.7 million. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreased 44 bps to 36.8% from 37.3% for the twelve-month period ended June 30, 2013. The increase in Adjusted EBITDA was primarily due to high-margin revenue initiatives during the period, such as our premium benefit offerings and our admission pricing, offset somewhat by an increase in planned operating expenses, such as labor costs, maintenance costs and costs associated with improving the guest experience.

July 2014 -

Based on preliminary results, comparable-park net revenues through August 3, 2014 were approximately $715 million, up 1%, or $8 million, compared with $707 million for the same period last year. The increase was a result of an approximate 4%, or $1.55, increase in average in-park guest per capita spending to $45.12. The increase in guest per capita spending was somewhat offset by a 2%, or 273,000-visit, decrease in attendance to 14.6 million visits and a $2 million decrease in out-of-park revenues to $76 million.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2014 in sound condition. The negative working capital ratio (current liabilities divided by current assets) of 1.3 at June 29, 2014 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the six-month period ended June 29, 2014, net cash provided by operating activities decreased $30.3 million from the same period a year ago, due primarily to the timing of our interest payments as a result of our note refinancing as well as other working capital timing differences.
For the twelve-month period ended June 29, 2014 net cash provided by operating activities decreased $8.4 million from the same period a year ago, reflective of timing differences in working capital offset somewhat by year-over-year growth in revenues.
Investing Activities
Net cash used in investing activities in the six-month period ended June 29, 2014 was $105.3 million, an increase of $26.1 million compared with the six-month period ended June 30, 2013, due to greater 2014 capital expenditures.
Net cash used in investing activities for the trailing-twelve-month period ended June 29, 2014 totaled $131.2 million compared with $94.1 million for the same period a year ago. The increase is due to greater capital expenditures in the current twelve-month period.
Financing Activities
Net cash used by financing activities in the first six months of 2014 was $25.9 million, a decrease of $11.2 million compared with the six-month period ended June 30, 2013. The decrease was due to an increase in cash provided by the June 2014 bond refinancing and the early redemption of our July 2010 notes as compared with the cash provided due to our March 2013 refinancing. Somewhat offsetting this decrease was a net increase in unitholder distributions and a reduction in revolver balances.
Net cash used in financing activities in the trailing-twelve-month period ended June 29, 2014 totaled $166.8 million, a decrease of $33.1 million compared with the twelve-month period ended June 30, 2013. The decrease was largely due to a reduction in debt related activities, including debt borrowings/payoffs and debt issuance costs, during the current period, net of increases in unitholder distributions.
As of June 29, 2014, our debt consisted of the following:

•
$500 million of 5.25% senior unsecured notes, maturing in 2021, issued at par. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.25% together with accrued and unpaid interest. These notes pay interest semi-annually in March and September.

•
Senior secured term debt of $618.9 million, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2013, we only have current maturities totaling $3.0 million as of June 29, 2014.

•
$39 million in borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

•
$450 million of 5.375% senior unsecured notes, maturing in 2024, issued at par. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to June 1, 2017, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% together with accrued and unpaid interest. The notes pay interest semi-annually in June and December.

During the second quarter of 2014, we redeemed our 9.125% notes, which were scheduled to mature in 2018, in connection with issuing our new 5.375% notes due in 2024. The redemption of these notes included the payment of a "make-whole" premium of $21.1 million in accordance with the terms of the indenture. At the end of the quarter, we had a total of $618.9 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $950.0 million of fixed-rate debt, $39.0 million in outstanding borrowings under our revolving credit facility, and cash on hand of $40.1 million. After letters of credit, which totaled $16.3 million at June 29, 2014, we had $199.7 million of available borrowings under the revolving credit facility.

We have entered into several interest rate swaps that effectively fix all of our variable-rate debt payments. As of June 29, 2014, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2014.
At June 29, 2014, the fair market value of the derivative portfolio was $30.1 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the second quarter of 2014, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will decrease by 0.25x each second quarter until it reaches 5.25x. Based on our trailing-twelve-month results ending June 29, 2014, our Consolidated Leverage Ratio was 3.76x, providing $155.3 million of EBITDA cushion on the ratio at the end of the second quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of June 29, 2014.

The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments in 2014 and beyond is permitted should our proforma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.
In accordance with these debt provisions, on May 8, 2014, we announced the declaration of a distribution of $0.70 per limited partner unit, which was paid on June 16, 2014, and on August 5, 2014 we announced the declaration of a distribution of $0.70 per limited partner unit, payable September 15, 2014.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:

We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 29, 2014. We have no other significant off-balance sheet financing arrangements.

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
As of June 29, 2014, we had $950.0 million of fixed-rate senior unsecured notes and $618.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $19 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $4.0 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 29, 2014, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 29, 2014.

(b)Changes in Internal Control Over Financial Reporting -

There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 29, 2014, the Partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Jacob T. Falfas vs. Cedar Fair, L.P.

On July 23, 2010, Jacob T. (Jack) Falfas, the former Chief Operating Officer, filed a demand for private arbitration as provided by his employment agreement.  In that demand, Mr. Falfas disputed the Partnership's position that he had resigned in June 2010, alleging instead that his employment with the Partnership was terminated without cause.  That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated.  On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette.  On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the  Company both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013, the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  On June 3, 2013, the Company filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013, Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  On September 25, 2013, the Supreme Court of Ohio accepted the appeal on Proposition of Law No. 1 related to the Supreme Court’s  holding in Masetta v. National Bronze & Aluminum Foundry Co. 159 Ohio St. 306 (1953), barring specific performance as a remedy for a personal services contract under Ohio law and its applicability to individual employment agreements.  Both parties filed legal briefs with the court setting forth the basis of their legal arguments.  On April 9, 2014, the parties made oral arguments to the Court in support of their respective positions.  Upon the conclusion of the oral arguments the procedural stage of the case was closed and the case was submitted to the court for a final ruling.  The Partnership believes the liability recorded as of June 29, 2014 to be adequate and does not expect the arbitration ruling or the court order to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit (4.1)
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada's Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 3, 2014.

Exhibit (4.2)
Registration Rights Agreement, dated June 3, 2014, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on June 3, 2014.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 7, 2014	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	August 7, 2014	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (4.1)
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada's Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 3, 2014.

Exhibit (4.2)
Registration Rights Agreement, dated June 3, 2014, by and among Cedar Fair, L.P., Canada's Wonderland Company, and Magnum Management Corporation, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on June 3, 2014.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and, (v) related notes.