Form 10-Q
period 2014-09-28
CEDAR FAIR L P
filed 2014-11-06
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding As Of November 1, 2014
Units Representing Limited Partner Interests	55,862,834

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/28/2014	12/31/2013	9/29/2013
ASSETS
Current Assets:
Cash and cash equivalents	$189,374	$118,056	$183,482
Receivables	41,262	21,333	42,534
Inventories	30,461	26,080	29,316
Current deferred tax asset	9,675	9,675	8,185
Other current assets	13,985	11,353	9,626
	284,757	186,497	273,143
Property and Equipment:
Land	279,350	283,313	298,589
Land improvements	372,145	350,869	351,731
Buildings	607,065	584,659	584,066
Rides and equipment	1,562,070	1,494,112	1,506,895
Construction in progress	39,058	44,550	18,990
	2,859,688	2,757,503	2,760,271
Less accumulated depreciation	(1,341,557)	(1,251,740)	(1,245,597)
	1,518,131	1,505,763	1,514,674
Goodwill	232,513	238,089	241,936
Other Intangibles, net	38,766	39,471	40,025
Other Assets	42,909	44,807	31,269
	$2,117,076	$2,014,627	$2,101,047
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,600	$—	$6,300
Accounts payable	21,866	13,222	21,877
Deferred revenue	48,141	44,521	37,627
Accrued interest	12,008	23,201	10,253
Accrued taxes	38,407	19,481	39,393
Accrued salaries, wages and benefits	42,139	29,200	39,621
Self-insurance reserves	23,931	23,653	24,088
Other accrued liabilities	8,392	5,521	7,618
	199,484	158,799	186,777
Deferred Tax Liability	157,389	158,113	157,603
Derivative Liability	25,802	26,662	31,646
Other Liabilities	16,595	11,290	9,073
Long-Term Debt:
Term debt	614,250	618,850	622,125
Notes	950,000	901,782	901,606
	1,564,250	1,520,632	1,523,731
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	3	2	2
Limited partners, 55,863, 55,716 and 55,714 units outstanding at September 28, 2014, December 31, 2013 and September 29, 2013, respectively	161,157	148,847	206,428
Accumulated other comprehensive loss	(12,894)	(15,008)	(19,503)
	153,556	139,131	192,217
	$2,117,076	$2,014,627	$2,101,047

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended		Twelve months ended
	9/28/2014	9/29/2013	9/28/2014	9/29/2013	9/28/2014	9/29/2013
Net revenues:
Admissions	$340,101	$339,655	$566,126	$562,214	$650,919	$641,140
Food, merchandise and games	184,038	180,408	322,025	316,940	361,190	353,951
Accommodations and other	71,179	72,013	110,647	116,341	125,766	129,609
	595,318	592,076	998,798	995,495	1,137,875	1,124,700
Costs and expenses:
Cost of food, merchandise, and games revenues	46,812	45,843	82,887	81,933	92,726	93,055
Operating expenses	178,649	170,394	406,191	388,335	490,200	458,906
Selling, general and administrative	57,205	58,727	125,226	125,533	152,105	148,356
Depreciation and amortization	58,244	57,495	109,525	108,313	123,699	122,408
Gain on sale of other assets	—	(8,743)	(921)	(8,743)	(921)	(15,368)
Loss on impairment / retirement of fixed assets, net	1,475	1,637	2,687	2,266	2,960	8,372
	342,385	325,353	725,595	697,637	860,769	815,729
Operating income	252,933	266,723	273,203	297,858	277,106	308,971
Interest expense	21,462	25,529	74,101	77,153	100,019	103,870
Net effect of swaps	(1,087)	1,377	(1,031)	8,315	(2,463)	8,141
Loss (gain) on early debt extinguishment	(246)	—	29,027	34,573	29,027	34,573
Unrealized/realized foreign currency (gain) loss	21,515	(8,615)	22,597	15,229	36,309	20,157
Other income	(16)	(17)	(95)	(126)	(123)	(163)
Income before taxes	211,305	248,449	148,604	162,714	114,337	142,393
Provision for taxes	49,403	58,025	26,340	34,026	12,557	24,030
Net income	161,902	190,424	122,264	128,688	101,780	118,363
Net income allocated to general partner	2	2	1	1	1	1
Net income allocated to limited partners	$161,900	$190,422	$122,263	$128,687	$101,779	$118,362

Net income	$161,902	$190,424	$122,264	$128,688	$101,780	$118,363
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,975	(699)	2,279	1,194	3,841	2,814
Unrealized income (loss) on cash flow hedging derivatives	2,726	(2,761)	(165)	7,803	2,768	9,740
Other comprehensive income (loss), (net of tax)	5,701	(3,460)	2,114	8,997	6,609	12,554
Total comprehensive income	$167,603	$186,964	$124,378	$137,685	$108,389	$130,917
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,439	55,485	55,448	55,472	55,458	55,460
Net income per limited partner unit	$2.92	$3.43	$2.21	$2.32	$1.84	$2.13
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,855	55,863	55,855	55,803	55,864	55,804
Net income per limited partner unit	$2.90	$3.41	$2.19	$2.31	$1.82	$2.12
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014
(In thousands)

Nine months ended
9/28/14
Limited Partnership Units Outstanding
Beginning balance	55,716
Limited partnership unit options exercised	19
Issuance of limited partnership units as compensation	128
55,863
Limited Partners’ Equity
Beginning balance	$148,847
Net income	122,263
Partnership distribution declared ($2.10 per limited partnership unit)	(117,468)
Expense recognized for limited partnership unit options	668
Tax effect of units involved in option exercises and treasury unit transactions	(785)
Issuance of limited partnership units as compensation	7,632
161,157
General Partner’s Equity
Beginning balance	2
Net income	1
3
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5
Current period activity, net of tax ($1,310)	2,279
2,284
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,013)
Current period activity, net of tax $6	(165)
(15,178)
(12,894)
Total Partners’ Equity	$153,556

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended		Twelve months ended
	9/28/2014	9/29/2013	9/28/2014	9/29/2013
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income	$122,264	128,688	$101,780	118,363
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	109,525	108,313	123,699	122,408
Loss on early debt extinguishment	29,027	34,573	29,027	34,573
Loss on impairment / retirement of fixed assets, net	2,687	2,266	2,960	8,372
Gain on sale of other assets	(921)	(8,743)	(921)	(15,368)
Net effect of swaps	(1,031)	8,315	(2,463)	8,141
Non-cash expense	33,167	23,875	52,093	32,245
Net change in working capital	10,546	16,031	8,510	(6,769)
Net change in other assets/liabilities	6,455	3,637	3,312	22,883
Net cash from operating activities	311,719	316,955	317,997	324,848
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Sale of other assets	1,377	15,297	1,377	30,182
Capital expenditures	(137,013)	(97,534)	(160,072)	(116,761)
Net cash for investing activities	(135,636)	(82,237)	(158,695)	(86,579)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	—	630,000	—	630,000
Note borrowings	450,000	500,000	450,000	500,000
Term debt payments, including amounts paid for early termination	—	(1,132,675)	(9,575)	(1,132,675)
Note payments, including amounts paid for early termination	(426,148)	—	(426,148)	—
Distributions paid to partners	(117,468)	(104,458)	(156,467)	(126,706)
Exercise of limited partnership unit options	—	43	10	43
Payment of debt issuance costs	(9,795)	(22,812)	(10,232)	(22,812)
Excess tax benefit from unit-based compensation expense	(785)	(148)	218	1,515
Net cash for financing activities	(104,196)	(130,050)	(152,194)	(150,635)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(569)	(16)	(1,216)	(254)
CASH AND CASH EQUIVALENTS
Net increase for the period	71,318	104,652	5,892	87,380
Balance, beginning of period	118,056	78,830	183,482	96,102
Balance, end of period	$189,374	$183,482	$189,374	$183,482
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$80,203	$78,852	$92,185	$94,717
Interest capitalized	1,167	1,175	2,008	1,406
Cash payments for income taxes, net of refunds	10,283	11,746	13,359	4,768
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report.
Due to the highly seasonal nature of the Partnership’s amusement and water park operations, the results for any interim period are not indicative of the results to be expected for the full fiscal year. Accordingly, the Partnership has elected to present financial information regarding operations and cash flows for the preceding fiscal twelve-month periods ended September 28, 2014 and September 29, 2013 to accompany the quarterly results. Since amounts for the fiscal twelve months ended September 28, 2014 include actual 2013 season operating results, they may not be indicative of 2014 full calendar year operations.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 28, 2014 and September 29, 2013 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2013, which were included in the Form 10-K filed on February 26, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
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

The guidance also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, however early adoption is permitted. The Partnership adopted this guidance in the first quarter of 2014 and the December 31, 2013 and September 29, 2013 Unaudited Condensed Consolidating Balance Sheets in Note 12 reflect the effect of the adoption of this guidance.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of September 28, 2014, there were no indicators of impairment. The Partnership's annual testing date is December 31.
The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2013 and no impairment was indicated.
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 28, 2014 and September 29, 2013 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency translation	(4,285)	—	(4,285)
Balance at September 29, 2013	$321,804	$(79,868)	$241,936

Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(5,576)	—	(5,576)
Balance at September 28, 2014	$312,381	$(79,868)	$232,513

At September 28, 2014, December 31, 2013, and September 29, 2013 the Partnership’s other intangible assets consisted of the following:

September 28, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$38,280	$—	$38,280
License / franchise agreements	899	413	486
Total other intangible assets	$39,179	$413	$38,766

December 31, 2013
(In thousands)
Other intangible assets:
Trade names	$39,070	$—	$39,070
License / franchise agreements	800	399	401
Total other intangible assets	$39,870	$399	$39,471

September 29, 2013
(In thousands)
Other intangible assets:
Trade names	$39,615	$—	$39,615
License / franchise agreements	799	389	410
Total other intangible assets	$40,414	$389	$40,025
Estimated amortization expense is expected to total less than $75,000 in each year from 2014 through 2018.

(5) Long-Term Debt:

In June of 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024, in a private placement. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% senior unsecured notes that were scheduled to mature in 2018 (and which included $5.6 million of Original Issue Discount ("OID") to yield 9.375%), to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.
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
In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021, in a private placement. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and bear interest at a rate of LIBOR ("London InterBank Offering Rate") plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually and allows interest to be paid on a 30-, 60-, or 90-day basis. The Partnership is currently paying interest on a 30-day basis. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. The Consolidated Leverage Ratio decreased to 6.00x consolidated total debt (excluding the revolving debt)-to-Consolidated EBITDA at the end of the second quarter in 2014, and the ratio will decrease by 0.25x each second quarter until it reaches 5.25x. As of September 28, 2014, the Partnership’s Consolidated Leverage Ratio was 3.78x. The Partnership was in compliance with all other covenants under the 2013 Credit Agreement as of September 28, 2014.

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
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of September 28, 2014, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.

Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 28, 2014	December 31, 2013	September 29, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(10,044)	$(3,916)	$(5,483)
Total derivatives designated as hedging instruments		$(10,044)	$(3,916)	$(5,483)
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(15,758)	$(22,746)	$(26,163)
Total derivatives not designated as hedging instruments		$(15,758)	$(22,746)	$(26,163)
Net derivative liability		$(25,802)	$(26,662)	$(31,646)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of September 28, 2014 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of September 28, 2014, approximately $7.8 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate that losses of $7.8 million will be reclassified to earnings within the next 12 months.
The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates as of September 28, 2014.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended September 28, 2014 and September 29, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	9/28/14	9/29/13		9/28/14	9/29/13		9/28/14	9/29/13
Interest rate swaps	$1,235	$(5,483)	Interest Expense	$—	$—	Net effect of swaps	$—	$—

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/28/14	9/29/13
Interest rate swaps	Net effect of swaps	$3,073	$609
		$3,073	$609

During the quarter ended September 28, 2014, in addition to gains of $3.1 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a benefit to earnings of $1.1 million recorded in “Net effect of swaps.”

For the three-month period ended September 29, 2013, in addition to the $0.6 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $2.0 million of expense representing the amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations. The effect of these amounts resulted in a charge to earnings of $1.4 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the nine-month periods ended September 28, 2014 and September 29, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended		Nine months ended	Nine months ended		Nine months ended	Nine months ended
	9/28/14	9/29/13		9/28/14	9/29/13		9/28/14	9/29/13
Interest rate swaps	$(6,129)	$(3,217)	Interest Expense	$—	$(2,797)	Net effect of swaps	$—	$3,703

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/28/14	9/29/13
Interest rate swaps	Net effect of swaps	$6,991	$130
		$6,991	$130

During the nine-month period ended ended September 28, 2014, in addition to gains of $7.0 million recognized in income on the derivatives not designated as cash flow hedges (as noted in the tables above), $6.0 million of expense representing the regular amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations for the quarter. The effect of these amounts resulted in a benefit to earnings of $1.0 million recorded in “Net effect of swaps.”

For the nine-month period ended September 29, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of derivatives and $0.1 million gain on the derivatives not designated as cash flow hedges (as noted in the tables above), $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $4.3 million of expense representing the amortization of amounts in AOCI was recorded in the condensed consolidated statements of operations. The effect of these amounts resulted in a charge to earnings of $8.3 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the twelve-month periods ended September 28, 2014 and September 29, 2013:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended		Twelve months ended	Twelve months ended
	9/28/14	9/29/13		9/28/14	9/29/13		9/28/14	9/29/13
Interest rate swaps	$(4,562)	$(769)	Interest Expense	$—	$(5,820)	Net effect of swaps	$—	$3,703

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Twelve months ended	Twelve months ended
		9/28/14	9/29/13
Interest rate swaps	Net effect of swaps	$10,408	$130
		$10,408	$130

During the twelve-month period ending September 28, 2014, in addition to the $10.4 million gain recognized in income on derivatives not designated as cash flow hedges (as noted in the tables above), $7.9 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended September 28, 2014 in the condensed consolidated statements of operations. The effect of these amounts resulted in a benefit to earnings of $2.5 million recorded in “Net effect of swaps.”
For the twelve-month period ending September 29, 2013, in addition to the $3.7 million gain recognized in income on the ineffective portion of designated derivatives and $0.1 million of gain recognized in income on the derivatives not designated as cash flow hedges as noted in the tables above, $7.8 million of expense related to the write off of OCI balances on our May 2011 swaps and $4.1 million of expense representing the amortization of amounts in AOCI for the swaps was recorded during the trailing twelve months ended September 29, 2013 in the condensed consolidated statements of operations. The net effect of these amounts resulted in a charge to earnings for the trailing twelve month period of $8.1 million recorded in “Net effect of swaps.”

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

The table below presents the balances of assets and liabilities measured at fair value as of September 28, 2014, December 31, 2013, and September 29, 2013 on a recurring basis:

	Total	Level 1	Level 2	Level 3
September 28, 2014
(In thousands)
Interest rate swap agreements (1)	$(10,044)	$—	$(10,044)	$—
Interest rate swap agreements (2)	(15,758)	—	(15,758)	—
Net derivative liability	$(25,802)	$—	$(25,802)	$—

December 31, 2013
Interest rate swap agreements (1)	$(3,916)	$—	$(3,916)	$—
Interest rate swap agreements (2)	$(22,746)	$—	$(22,746)	$—
Net derivative liability	$(26,662)	$—	$(26,662)	$—

September 29, 2013
Interest rate swap agreements (1)	$(5,483)	$—	$(5,483)	$—
Interest rate swap agreements (2)	$(26,163)	$—	$(26,163)	$—
Net derivative liability	$(31,646)	$—	$(31,646)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.6 million as of September 28, 2014.
The carrying value of cash and cash equivalents, revolver, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.
There were no assets measured at fair value on a non-recurring basis at September 28, 2014, December 31, 2013, or September 29, 2013, except for as described below.
The fair value of term debt at September 28, 2014 was approximately $614.2 million based on borrowing rates currently available to the Partnership on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at September 28, 2014 was approximately $919.5 million based on public trading levels as of that date. The fair value of the term debt and June 2014 notes were based on Level 2 inputs and the March 2013 notes were based on Level 1 inputs.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended		Twelve months ended
	9/28/2014	9/29/2013	9/28/2014	9/29/2013	9/28/2014	9/29/2013
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,439	55,485	55,448	55,472	55,458	55,460
Effect of dilutive units:
Unit options and restricted unit awards	336	189	317	146	290	120
Phantom units	80	189	90	185	116	224
Diluted weighted average units outstanding	55,855	55,863	55,855	55,803	55,864	55,804
Net income per unit - basic	$2.92	$3.43	$2.21	$2.32	$1.84	$2.13
Net income per unit - diluted	$2.90	$3.41	$2.19	$2.31	$1.82	$2.12

The effect of out-of-the-money and/or antidilutive unit options on the three, nine and twelve months ended September 28, 2014 and September 29, 2013, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the third quarter of 2014 the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:

The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters is expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-, nine-, and twelve-month periods ended September 28, 2014 and September 29, 2013:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 29, 2014	$(17,904)	$(691)	$(18,595)

Other comprehensive income before reclassifications, net of tax ($187) and ($1,713), respectively	1,048	2,975	4,023

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,678	—	1,678

Net other comprehensive income	2,726	2,975	5,701

September 28, 2014	$(15,178)	$2,284	$(12,894)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 30, 2013	$(15,185)	$(858)	$(16,043)

Other comprehensive income before reclassifications, net of tax ($1,044) and $401, respectively	(4,440)	(699)	(5,139)

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,679	—	1,679

Net other comprehensive income	(2,761)	(699)	(3,460)

September 29, 2013	$(17,946)	$(1,557)	$(19,503)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $928 and ($1,310), respectively	(5,200)	2,279	(2,921)

Amounts reclassified from accumulated other comprehensive income, net of tax ($922) (2)	5,035	—	5,035

Net other comprehensive income	(165)	2,279	2,114

September 28, 2014	$(15,178)	$2,284	$(12,894)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2012	$(25,749)	$(2,751)	$(28,500)

Other comprehensive income before reclassifications, net of tax $718 and ($689), respectively	(2,500)	1,194	(1,306)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,843) (2)	10,303	—	10,303

Net other comprehensive income	7,803	1,194	8,997

September 29, 2013	$(17,946)	$(1,557)	$(19,503)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at September 29, 2013	$(17,946)	$(1,557)	$(19,503)

Other comprehensive income before reclassifications, net of tax $615 and ($2,208), respectively	(3,946)	3,841	(105)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,228) (2)	6,714	—	6,714

Net other comprehensive income	2,768	3,841	6,609

September 28, 2014	$(15,178)	$2,284	$(12,894)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at September 30, 2012	$(27,686)	$(4,371)	$(32,057)

Other comprehensive income before reclassifications, net of tax $355 and ($1,619), respectively	(416)	2,814	2,398

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,816) (2)	10,156	—	10,156

Net other comprehensive income	9,740	2,814	12,554

September 29, 2013	$(17,946)	$(1,557)	$(19,503)
(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income						Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	3 months ended 9/28/14	3 months ended 9/29/13	9 months ended 9/28/14	9 months ended 9/29/13	12 months ended 9/28/14	12 months ended 9/29/13
Interest rate contracts	$1,985	$1,986	$5,957	$12,146	$7,942	$11,972	Net effect of swaps
	$1,985	$1,986	$5,957	$12,146	$7,942	$11,972	Total before tax
	(307)	(307)	(922)	(1,843)	(1,228)	(1,816)	Benefit for taxes
	$1,678	$1,679	$5,035	$10,303	$6,714	$10,156	Net of tax
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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 28, 2014, December 31, 2013, and September 29, 2013 and for the three, nine, and twelve month periods ended September 28, 2014 and September 29, 2013. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

The Partnership adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" as of January 1, 2014. The debt disclosed on the unaudited balance sheets as of September 28, 2014, December 31, 2013, and September 29, 2013 reflect the adoption of this guidance. For the periods ended December 31, 2013 and September 29, 2013, the debt disclosed and related items have been adjusted to reflect only the amounts of debt Cedar Fair, L.P, Cedar Canada, and Magnum have recorded on their books.

In addition to making the retrospective adjustments to the balance sheets related to the adoption of ASU 2013-04, the Unaudited Condensed Consolidating Statements of Cash Flows for the nine and twelve month periods ended September 29, 2013 have been revised to correct the presentation of certain intercompany transactions previously recorded as cash flows from operating activities and the presentation of an intercompany term debt receipt previously recorded as cash flows from financing activities. A summary of the changes are below:

Condensed Consolidating Statements of Cash Flows
For the Nine Month Period Ended September 29, 2013

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$337,821	$60,434	$21,615	$66,757	$(169,672)	$316,955
Investment in joint ventures and affiliates	(63,105)	(52,172)	(29,579)	(24,816)	169,672	—
Intercompany receivables (payments) receipts	—	(41,768)	—	55,439	(13,671)	—
Intercompany payables (payments) receipts	(134,694)	73,536	5,655	41,832	13,671	—
Dividends paid	—	—	13,173	—	(13,173)	—
As corrected - Net cash from (for) operating activities	$140,022	$40,030	$10,864	$139,212	$(13,173)	$316,955

As reported - Net cash from (for) investing activities	$(106,673)	$(52,172)	$(35,096)	$(57,968)	$169,672	$(82,237)
Investment in joint ventures and affiliates	63,105	52,172	29,579	24,816	(169,672)	—
Intercompany receivables (payments) receipts	—	41,768	—	(55,439)	13,671	—
As corrected - Net cash from (for) investing activities	$(43,568)	$41,768	$(5,517)	$(88,591)	$13,671	$(82,237)

As reported - Net cash from (for) financing activities	$(123,148)	$(6,413)	$(489)	$—	$—	$(130,050)
Dividends paid	—	—	(13,173)		13,173	—
Intercompany payables (payments) receipts	134,694	(73,536)	(5,655)	(41,832)	(13,671)	—
As corrected - Net cash from (for) financing activities	$11,546	$(79,949)	$(19,317)	$(41,832)	$(498)	$(130,050)

Condensed Consolidating Statements of Cash Flows
For the Twelve Month Period Ended September 29, 2013

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$258,843	$42,367	$32,927	$52,457	$(61,746)	$324,848
Investment in joint ventures and affiliates	24,507	(37,602)	(30,743)	(17,908)	61,746	—
Intercompany receivables (payments) receipts	—	(46,143)	—	60,099	(13,956)	—
Intercompany payables (payments) receipts	(71,020)	6,760	4,098	46,206	13,956	—
Dividends paid	—	—	13,173	—	(13,173)	—
As corrected - Net cash from (for) operating activities	$212,330	$(34,618)	$19,455	$140,854	$(13,173)	$324,848

As reported - Net cash from (for) investing activities	$(23,431)	$(37,603)	$(36,275)	$(51,016)	$61,746	$(86,579)
Investment in joint ventures and affiliates	(24,507)	37,602	30,743	17,908	(61,746)	—
Intercompany receivables (payments) receipts	—	46,143	—	(60,099)	13,956	—
As corrected - Net cash from (for) investing activities	$(47,938)	$46,142	$(5,532)	$(93,207)	$13,956	$(86,579)

As reported - Net cash from (for) financing activities	$(145,412)	$(4,734)	$(489)	$—	$—	$(150,635)
Dividends paid	—	—	(13,173)	—	13,173	—
Intercompany payables (payments) receipts	71,020	(6,760)	(4,098)	(46,206)	(13,956)	—
As corrected - Net cash from (for) financing activities	$(74,392)	$(11,494)	$(17,760)	$(46,206)	$(783)	$(150,635)

These revisions had no effect on the Partnership's Unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Partner's Equity, or Statements of Cash Flows.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$124,000	$2,194	$52,792	$10,388	$—	$189,374
Receivables	11	131,297	88,605	651,998	(830,649)	41,262
Inventories	—	3,147	1,833	25,481	—	30,461
Current deferred tax asset	—	5,430	800	3,445	—	9,675
Other current assets	1,084	5,863	14,219	5,847	(13,028)	13,985
	125,095	147,931	158,249	697,159	(843,677)	284,757
Property and Equipment (net)	459,332	8,105	230,723	819,971	—	1,518,131
Investment in Park	560,750	837,800	163,809	60,788	(1,623,147)	—
Goodwill	9,061	—	112,234	111,218	—	232,513
Other Intangibles, net	—	—	15,911	22,855	—	38,766
Deferred Tax Asset	—	29,935	—	—	(29,935)	—
Other Assets	11,147	21,071	8,587	2,104	—	42,909
	$1,165,385	$1,044,842	$689,513	$1,714,095	$(2,496,759)	$2,117,076
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,621	$1,873	$106	$—	$—	$4,600
Accounts payable	340,850	208,763	22,485	280,417	(830,649)	21,866
Deferred revenue	—	—	4,682	43,459	—	48,141
Accrued interest	2,579	1,552	7,877	—	—	12,008
Accrued taxes	5,255	6,534	—	39,646	(13,028)	38,407
Accrued salaries, wages and benefits	—	29,505	1,962	10,672	—	42,139
Self-insurance reserves	—	5,797	1,747	16,387	—	23,931
Other accrued liabilities	446	5,388	693	1,865	—	8,392
	351,751	259,412	39,552	392,446	(843,677)	199,484
Deferred Tax Liability	—	—	55,676	131,648	(29,935)	157,389
Derivative Liability	15,115	10,687	—	—	—	25,802
Other Liabilities	20	4,688	—	11,887	—	16,595
Long-Term Debt:
Term debt	350,046	250,088	14,116	—	—	614,250
Notes	294,897	205,103	450,000	—	—	950,000
	644,943	455,191	464,116	—	—	1,564,250

Equity	153,556	314,864	130,169	1,178,114	(1,623,147)	153,556
	$1,165,385	$1,044,842	$689,513	$1,714,095	$(2,496,759)	$2,117,076

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$133,000	$2,293	$36,187	$12,002	$—	$183,482
Receivables	12	124,478	70,303	589,797	(742,056)	42,534
Inventories	—	1,578	2,090	25,648	—	29,316
Current deferred tax asset	—	3,708	816	3,661	—	8,185
Other current assets	995	3,558	1,275	3,798	—	9,626
	134,007	135,615	110,671	634,906	(742,056)	273,143
Property and Equipment (net)	450,205	985	248,484	815,000	—	1,514,674
Investment in Park	548,241	824,356	143,548	81,719	(1,597,864)	—
Goodwill	9,061	—	121,657	111,218	—	241,936
Other Intangibles, net	—	—	17,228	22,797	—	40,025
Deferred Tax Asset	—	30,316	—	90	(30,406)	—
Other Assets	13,196	9,031	6,902	2,140	—	31,269
	$1,154,710	$1,000,303	$648,490	$1,667,870	$(2,370,326)	$2,101,047
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,590	$2,565	$145	$—	$—	$6,300
Accounts payable	281,983	159,781	7,802	314,367	(742,056)	21,877
Deferred revenue	—	—	1,951	35,676	—	37,627
Accrued interest	2,677	1,593	5,983	—	—	10,253
Accrued taxes	5,413	29,386	—	4,594	—	39,393
Accrued salaries, wages and benefits	1	27,622	2,154	9,844	—	39,621
Self-insurance reserves	—	5,545	1,896	16,647	—	24,088
Other accrued liabilities	991	4,077	694	1,856	—	7,618
	294,655	230,569	20,625	382,984	(742,056)	186,777
Deferred Tax Liability	—	—	61,143	126,866	(30,406)	157,603
Derivative Liability	18,407	13,239	—	—	—	31,646
Other Liabilities	—	5,573	—	3,500	—	9,073
Long-Term Debt:
Term debt	354,534	253,294	14,297	—	—	622,125
Notes	294,897	205,103	401,606	—	—	901,606
	649,431	458,397	415,903	—	—	1,523,731

Equity	192,217	292,525	150,819	1,154,520	(1,597,864)	192,217
	$1,154,710	$1,000,303	$648,490	$1,667,870	$(2,370,326)	$2,101,047

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$85,161	$158,384	$76,325	$516,002	$(240,554)	$595,318
Costs and expenses:
Cost of food, merchandise, and games revenues	—	2,622	5,743	38,447	—	46,812
Operating expenses	1,248	77,814	17,561	322,580	(240,554)	178,649
Selling, general and administrative	1,307	35,241	5,082	15,575	—	57,205
Depreciation and amortization	19,709	166	8,685	29,684	—	58,244
Gain on sale of other assets	—	—	—	—	—	—
(Gain) loss on impairment / retirement of fixed assets, net	532	1	229	713	—	1,475
	22,796	115,844	37,300	406,999	(240,554)	342,385
Operating income (loss)	62,365	42,540	39,025	109,003	—	252,933
Interest expense (income), net	10,622	7,073	6,243	(2,492)	—	21,446
Net effect of swaps	(666)	(421)	—	—	—	(1,087)
Loss on early debt extinguishment	—	—	(246)	—	—	(246)
Unrealized / realized foreign currency gain	—	—	21,515	—	—	21,515
Other (income) expense	187	(2,415)	531	1,697	—	—
(Income) loss from investment in affiliates	(114,725)	(58,671)	(14,629)	(23,774)	211,799	—
Income (loss) before taxes	166,947	96,974	25,611	133,572	(211,799)	211,305
Provision (benefit) for taxes	5,045	12,717	1,836	29,805	—	49,403
Net income (loss)	$161,902	$84,257	$23,775	$103,767	$(211,799)	$161,902
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,975	—	2,975	—	(2,975)	2,975
Unrealized income (loss) on cash flow hedging derivatives	2,726	807	—	—	(807)	2,726
Other comprehensive income (loss), (net of tax)	5,701	807	2,975	—	(3,782)	5,701
Total Comprehensive Income (loss)	$167,603	$85,064	$26,750	$103,767	$(215,581)	$167,603

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$83,285	$161,866	$82,265	$509,467	$(244,807)	$592,076
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	6,082	39,761	—	45,843
Operating expenses	1,669	76,468	19,042	318,022	(244,807)	170,394
Selling, general and administrative	1,796	38,083	4,781	14,067	—	58,727
Depreciation and amortization	18,306	10	8,979	30,200	—	57,495
Gain on sale of other assets	—	—	—	(8,743)	—	(8,743)
Loss on impairment / retirement of fixed assets, net	368	—	1	1,268	—	1,637
	22,139	114,561	38,885	394,575	(244,807)	325,353
Operating income	61,146	47,305	43,380	114,892	—	266,723
Interest expense, net	10,858	6,901	9,731	(1,978)	—	25,512
Net effect of swaps	810	567	—	—	—	1,377
Unrealized / realized foreign currency loss	—	—	(8,615)	—	—	(8,615)
Other (income) expense	188	(2,129)	584	1,357	—	—
(Income) loss from investment in affiliates	(146,054)	(78,714)	(13,606)	(40,904)	279,278	—
Income (loss) before taxes	195,344	120,680	55,286	156,417	(279,278)	248,449
Provision (benefit) for taxes	4,920	14,537	14,390	24,178	—	58,025
Net income (loss)	$190,424	$106,143	$40,896	$132,239	$(279,278)	$190,424
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(699)	—	(699)	—	699	(699)
Unrealized income (loss) on cash flow hedging derivatives	(2,761)	(1,202)	—	—	1,202	(2,761)
Other comprehensive income (loss), (net of tax)	(3,460)	(1,202)	(699)	—	1,901	(3,460)
Total Comprehensive Income (loss)	$186,964	$104,941	$40,197	$132,239	$(277,377)	$186,964

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$133,000	$246,800	$110,354	$884,327	$(375,683)	$998,798
Costs and expenses:
Cost of food, merchandise, and games revenues	—	2,701	8,625	71,561	—	82,887
Operating expenses	3,908	155,169	39,622	583,175	(375,683)	406,191
Selling, general and administrative	4,170	79,408	9,841	31,807	—	125,226
Depreciation and amortization	34,194	269	15,187	59,875	—	109,525
Gain on sale of other assets	—	—	—	(921)	—	(921)
Loss (gain) on impairment / retirement of fixed assets, net	781	—	229	1,677	—	2,687
	43,053	237,547	73,504	747,174	(375,683)	725,595
Operating income	89,947	9,253	36,850	137,153	—	273,203
Interest expense (income), net	31,354	21,438	27,644	(6,430)	—	74,006
Net effect of swaps	(650)	(381)	—	—	—	(1,031)
Loss on early debt extinguishment	—	—	29,027	—	—	29,027
Unrealized / realized foreign currency gain	—	—	22,597	—	—	22,597
Other (income) expense	562	(8,104)	1,436	6,106	—	—
(Income) loss from investment in affiliates	(72,051)	(33,249)	(21,141)	6,399	120,042	—
Income (loss) before taxes	130,732	29,549	(22,713)	131,078	(120,042)	148,604
Provision (benefit) for taxes	8,468	(1,186)	(16,315)	35,373	—	26,340
Net loss	$122,264	$30,735	$(6,398)	$95,705	$(120,042)	$122,264
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,279	—	2,279	—	(2,279)	2,279
Unrealized income (loss) on cash flow hedging derivatives	(165)	(10)	—	—	10	(165)
Other comprehensive income (loss), (net of tax)	2,114	(10)	2,279	—	(2,269)	2,114
Total Comprehensive Loss	$124,378	$30,725	$(4,119)	$95,705	$(122,311)	$124,378

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$131,528	$255,595	$117,508	$877,450	$(386,586)	$995,495
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,076	72,857	—	81,933
Operating expenses	4,500	150,320	40,569	579,532	(386,586)	388,335
Selling, general and administrative	4,310	81,584	9,360	30,279	—	125,533
Depreciation and amortization	31,672	28	15,797	60,816	—	108,313
(Gain) on sale of other assets	—	—	—	(8,743)	—	(8,743)
Loss on impairment / retirement of fixed assets, net	404	—	479	1,383	—	2,266
	40,886	231,932	75,281	736,124	(386,586)	697,637
Operating income (loss)	90,642	23,663	42,227	141,326	—	297,858
Interest expense, net	31,580	21,824	29,338	(5,715)	—	77,027
Net effect of swaps	5,067	3,248	—	—	—	8,315
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	15,229	—	—	15,229
Other (income) expense	563	(6,645)	1,967	4,115	—	—
(Income) loss from investment in affiliates	(104,833)	(58,614)	(18,318)	(15,029)	196,794	—
Income (loss) before taxes	137,090	51,069	13,394	157,955	(196,794)	162,714
Provision (benefit) for taxes	8,402	(2,444)	(1,596)	29,664	—	34,026
Net loss	$128,688	$53,513	$14,990	$128,291	$(196,794)	$128,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,194	—	1,194	—	(1,194)	1,194
Unrealized income (loss) on cash flow hedging derivatives	7,803	1,836	—	—	(1,836)	7,803
Other comprehensive income (loss), (net of tax)	8,997	1,836	1,194	—	(3,030)	8,997
Total Comprehensive Loss	$137,685	$55,349	$16,184	$128,291	$(199,824)	$137,685

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$153,941	$287,282	$120,538	$1,013,346	$(437,232)	$1,137,875
Costs and expenses:
Cost of food, merchandise, and games revenues	—	2,701	8,871	81,154	—	92,726
Operating expenses	5,411	188,453	46,823	686,745	(437,232)	490,200
Selling, general and administrative	5,577	98,649	11,465	36,414	—	152,105
Depreciation and amortization	39,329	278	16,723	67,369	—	123,699
(Gain) on sale of other assets	—	—	—	(921)	—	(921)
Loss on impairment / retirement of fixed assets, net	801	—	229	1,930	—	2,960
	51,118	290,081	84,111	872,691	(437,232)	860,769
Operating income	102,823	(2,799)	36,427	140,655	—	277,106
Interest (income) expense, net	42,404	28,489	37,682	(8,679)	—	99,896
Net effect of swaps	(1,527)	(936)	—	—	—	(2,463)
Loss on early debt extinguishment	—	—	29,027	—	—	29,027
Unrealized / realized foreign currency loss	—	—	36,309	—	—	36,309
Other (income) expense	749	(12,716)	3,148	8,819	—	—
(Income) loss from investment in affiliates	(50,775)	(12,155)	(20,261)	23,905	59,286	—
Income (loss) before taxes	111,972	(5,481)	(49,478)	116,610	(59,286)	114,337
Provision (benefit) for taxes	10,192	(10,875)	(25,575)	38,815	—	12,557
Net income (loss)	$101,780	$5,394	$(23,903)	$77,795	$(59,286)	$101,780
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	3,841	—	3,841	—	(3,841)	3,841
Unrealized income on cash flow hedging derivatives	2,768	1,002	—	—	(1,002)	2,768
Other comprehensive income, (net of tax)	6,609	1,002	3,841	—	(4,843)	6,609
Total Comprehensive Income (loss)	$108,389	$6,396	$(20,062)	$77,795	$(64,129)	$108,389

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,379	$292,510	$127,485	$996,647	$(444,321)	$1,124,700
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,404	83,651	—	93,055
Operating expenses	5,739	179,465	48,104	669,919	(444,321)	458,906
Selling, general and administrative	5,964	97,351	10,618	34,423	—	148,356
Depreciation and amortization	35,896	40	17,581	68,891	—	122,408
(Gain) on sale of other assets	—	—	—	(15,368)	—	(15,368)
Loss (gain) on impairment / retirement of fixed assets, net	1,318	—	476	6,578	—	8,372
	48,917	276,856	86,183	848,094	(444,321)	815,729
Operating income	103,462	15,654	41,302	148,553	—	308,971
Interest expense, net	43,667	29,195	39,310	(8,465)	—	103,707
Net effect of swaps	4,964	3,177	—	—	—	8,141
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency loss	—	—	20,157	—	—	20,157
Other (income) expense	751	(9,033)	2,766	5,516	—	—
(Income) loss from investment in affiliates	(95,234)	(51,316)	(18,019)	(8,239)	172,808	—
Income before taxes	128,139	30,850	(3,529)	159,741	(172,808)	142,393
Provision (benefit) for taxes	9,776	(8,530)	(11,708)	34,492	—	24,030
Net income	$118,363	$39,380	$8,179	$125,249	$(172,808)	$118,363
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,814	—	2,814	—	(2,814)	2,814
Unrealized income (loss) on cash flow hedging derivatives	9,740	2,385	—	—	(2,385)	9,740
Other comprehensive income (loss), (net of tax)	12,554	2,385	2,814	—	(5,199)	12,554
Total Comprehensive Income	$130,917	$41,765	$10,993	$125,249	$(178,007)	$130,917

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$122,796	$11,832	$14,637	$164,278	$(1,824)	$311,719
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables receipts	—	13,794	—	(77,332)	63,538	—
Sale of other assets	—	—	—	1,377	—	1,377
Capital expenditures	(55,105)	(257)	(14,394)	(67,257)	—	(137,013)
Net cash from investing activities	(55,105)	13,537	(14,394)	(143,212)	63,538	(135,636)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions paid	(119,292)	—	—	—	1,824	(117,468)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Intercompany payables (payments) receipts	100,601	(26,534)	3,486	(14,015)	(63,538)	—
Excess tax benefit from unit-based compensation expense	—	(785)	—	—	—	(785)
Net cash (for) financing activities	(18,691)	(27,319)	17,543	(14,015)	(61,714)	(104,196)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(569)	—	—	(569)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	49,000	(1,950)	17,217	7,051	—	71,318
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$124,000	$2,194	$52,792	$10,388	$—	$189,374

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)		Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$140,022	$40,030		$10,864	$139,212	$(13,173)	$316,955
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	41,768		—	(55,439)	13,671	—
Sale of other assets	—	—		—	15,297	—	15,297
Capital expenditures	(43,568)	—		(5,517)	(48,449)	—	(97,534)
Net cash from (for) investing activities	(43,568)	41,768		(5,517)	(88,591)	13,671	(82,237)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	—	14,478	—	—	630,000
Note borrowings	294,897	205,103		—	—	—	500,000
Payment of debt issuance costs	(14,332)	(8,028)		(452)	—	—	(22,812)
Term debt payments, including amounts paid for early termination	(655,723)	(462,438)		(14,514)	—	—	(1,132,675)
Distributions/dividends (paid) received	(107,013)	2,555		(13,173)	—	13,173	(104,458)
Intercompany payables (payments) receipts	134,695	(73,536)		(5,656)	(41,832)	(13,671)	—
Exercise of limited partnership unit options	—	43		—	—	—	43
Excess tax benefit from unit-based compensation expense	—	(148)		—	—	—	(148)
Net cash (for) financing activities	11,546	(79,949)		(19,317)	(41,832)	(498)	(130,050)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—		(16)	—	—	(16)
CASH AND CASH EQUIVALENTS
Net increase for the period	108,000	1,849		(13,986)	8,789	—	104,652
Balance, beginning of period	25,000	444		50,173	3,213	—	78,830
Balance, end of period	$133,000	$2,293		$36,187	$12,002	$—	$183,482

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$145,424	$(4,845)	$16,902	$163,482	$(2,966)	$317,997
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	16,049	—	(77,029)	60,980	—
Sale of other assets	—	—	—	1,377	—	1,377
Capital expenditures	(67,790)	(257)	(18,851)	(73,174)	—	(160,072)
Net cash (for) investing activities	(67,790)	15,792	(18,851)	(148,826)	60,980	(158,695)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Term debt payments, including amounts paid for early termination	(5,457)	(3,898)	(220)	—	—	(9,575)
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions paid	(159,433)	—	—	—	2,966	(156,467)
Intercompany payables (payments) receipts	78,459	(7,234)	6,025	(16,270)	(60,980)	—
Excess tax benefit from unit-based compensation expense	—	218	—	—	—	218
Payment of debt issuance costs	(203)	(142)	(9,887)	—	—	(10,232)
Exercise of limited partnership unit options	—	10	—	—	—	10
Net cash (for) financing activities	(86,634)	(11,046)	19,770	(16,270)	(58,014)	(152,194)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,216)	—	—	(1,216)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(9,000)	(99)	16,605	(1,614)	—	5,892
Balance, beginning of period	133,000	2,293	36,187	12,002	—	183,482
Balance, end of period	$124,000	$2,194	$52,792	$10,388	$—	$189,374

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 29, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$212,330	$(34,618)	$19,455	$140,854	$(13,173)	$324,848
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables payments	—	46,143	—	(60,099)	13,956	—
Sale of other assets	—	—	—	30,182	—	30,182
Capital expenditures	(47,938)	(1)	(5,532)	(63,290)	—	(116,761)
Net cash from (for) investing activities	(47,938)	46,142	(5,532)	(93,207)	13,956	(86,579)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Term debt payments, including amounts paid for early termination	(655,723)	(462,438)	(14,514)	—	—	(1,132,675)
Distributions/dividends (paid) received	(129,277)	2,571	(13,173)	—	13,173	(126,706)
Intercompany payables (payments) receipts	71,020	(6,760)	(4,098)	(46,206)	(13,956)	—
Payment of debt issuance costs	(14,331)	(8,028)	(453)	—	—	(22,812)
Exercise of limited partnership unit options	—	43	—	—	—	43
Excess tax benefit from unit-based compensation	—	1,515	—	—	—	1,515
Net cash from (for) financing activities	(74,392)	(11,494)	(17,760)	(46,206)	(783)	(150,635)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(254)	—	—	(254)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	90,000	30	(4,091)	1,441	—	87,380
Balance, beginning of period	43,000	2,263	40,278	10,561	—	96,102
Balance, end of period	$133,000	$2,293	$36,187	$12,002	$—	$183,482

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
In the third quarter of 2014, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-, nine- and twelve-month periods ended September 28, 2014 and September 29, 2013.

	Three months ended		Nine months ended		Twelve months ended
	9/28/2014	9/29/2013	9/28/2014	9/29/2013	9/28/2014	9/29/2013
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)	(52 weeks)	(52 weeks)
	(In thousands)
Net income	$161,902	$190,424	$122,264	$128,688	$101,780	$118,363
Interest expense	21,462	25,529	74,101	77,153	100,019	103,870
Interest income	(16)	(17)	(95)	(126)	(123)	(163)
Provision for taxes	49,403	58,025	26,340	34,026	12,557	24,030
Depreciation and amortization	58,244	57,495	109,525	108,313	123,699	122,408
EBITDA	290,995	331,456	332,135	348,054	337,932	368,508
Loss (gain) on early extinguishment of debt	(246)	—	29,027	34,573	29,027	34,573
Net effect of swaps	(1,087)	1,377	(1,031)	8,315	(2,463)	8,141
Unrealized foreign currency (gain) loss	21,503	(8,385)	22,523	15,371	36,237	20,298
Non-cash equity expense	1,592	843	8,369	4,645	9,259	5,280
Loss on impairment/retirement of fixed assets, net	1,475	1,637	2,687	2,266	2,960	8,372
Gain on sale of other assets	—	(8,743)	(921)	(8,743)	(921)	(15,368)
Other non-recurring items (as defined) (1)	1,377	197	1,935	705	2,937	859
Adjusted EBITDA	$315,609	$318,382	$394,724	$405,186	$414,968	$430,663

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expenses, contract termination costs, and severance expense.

Results of Operations:

Nine months ended September 28, 2014

The fiscal nine-month period ended September 28, 2014, consisted of a 39-week period and included a total of 1,812 operating days compared with 39 weeks and 1,936 operating days for the fiscal nine-month period ended September 29, 2013. The difference in operating days is due to the sale of a water park in the third quarter of 2013.

The following table presents key financial information for the nine months ended September 28, 2014 and September 29, 2013:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/28/2014	9/29/2013	$	%
	(39 weeks)	(39 weeks)
	(Amounts in thousands)
Net revenues	$998,798	$995,495	$3,303	N/M
Operating costs and expenses	614,304	595,801	18,503	3.1%
Depreciation and amortization	109,525	108,313	1,212	1.1%
Loss on impairment / retirement of fixed assets	2,687	2,266	421	N/M
Gain on sale of other assets	(921)	(8,743)	7,822	N/M
Operating income	$273,203	$297,858	$(24,655)	(8.3)%
N/M - not meaningful
Other Data:
Adjusted EBITDA	$394,724	$405,186	$(10,462)	(2.6)%
Adjusted EBITDA margin	39.5%	40.7%	—	(1.2)%
Attendance	20,272	20,652	(380)	(1.8)%
Per capita spending	$45.41	$44.24	$1.17	2.6%
Out-of-park revenues	$103,820	$106,801	$(2,981)	(2.8)%

Net revenues increased slightly for the nine months ended September 28, 2014 compared with net revenues during the nine months ended September 29, 2013. The slight increase in net revenues reflects a 3%, or $1.17, increase in average in-park guest per capita spending during the first nine months of the year when compared with the first nine months of 2013. In-park guest per capita spending represents the average amount spent per attendee to gain admission to a park plus all amounts spent while inside the park gates. The increase in per capita spending was the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across all categories of our business. For the nine-month period, out-of-park revenues decreased 3%, or $3.0 million. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The decrease in out-of-park revenues was due to the soft results at our resort properties. Net revenues through the first nine months of 2014 also reflect a 2% decrease in attendance when compared with the same period a year ago. Excluding the prior period attendance at the water park sold in the third quarter of 2013, attendance would have decreased by 1%. This decrease in attendance was primarily due to harsher than normal winter conditions, regional flooding, a water main break and challenging summer weather. Revenues for the first nine months of the year also reflect the negative impact of exchange rates on our Canadian operations ($6.8 million) during the period.

For the nine-month period in 2014, operating costs and expenses increased 3%, or $18.5 million, to $614.3 million from $595.8 million for the same period in 2013, the net result of a $17.9 million increase in operating expenses and a $1.0 million increase in cost of goods sold, somewhat offset by a $0.3 million decrease in selling, general and administrative costs ("SG&A"). The $17.9 million increase in operating expenses was due to several factors. First, the period had an increase in labor costs, due to staffing, benefits and hourly wages. Second, maintenance expenses increased, driven by higher than normal operating and maintenance expense due to harsher weather, and enhancements to our parks' infrastructures. Third, show and attraction expenses were higher as the result of new shows and attractions being introduced. Fourth, operating supplies and expenses increased due to consulting and information technology expenses related to infrastructure improvements, transaction based fees, and costs associated with initiatives to improve guest experience. Finally, utility costs increased due to inclement winter weather and an increase in rates. The $1.0 million increase in cost of goods sold was related to increases in volume and cost of goods sold as a percentage of revenues was comparable for the periods. Expenses for the first nine months of the year also reflect the positive impact of exchange rates on our Canadian operations ($3.4 million) during the period.

Depreciation and amortization expense for the period increased 1.1%, or $1.2 million. For the nine-month period of 2014, the loss on impairment/retirement of fixed assets was $2.7 million, reflecting the retirement of assets during the period at several of our properties, as compared to $2.3 million in 2013 for the same reason. Additionally, during the nine-month period ended September 28, 2014, excess land was sold for a $0.9 million gain, as compared to $8.7 million in 2013 for the gain on sale of one of our non-core water parks. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on sale of other assets, and all other non-cash costs, operating income for the period decreased $24.7 million to $273.2 million in the first nine months of 2014 from operating income of $297.9 million in the first nine months of 2013.

Interest expense for the first nine months of 2014 was $74.1 million, a decrease of $3.1 million from the first nine months of 2013. The decrease in interest expense was due to a decrease in revolver interest in the period due to lower borrowings, a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, and a lower interest rate on our notes, partially offset by the overlap of one month of interest on our July 2010 and June 2014 notes as well as the impact of a higher balance of our June 2014 notes.

The net effect of our swaps resulted in a non-cash benefit to earnings of $1.0 million for the first nine months of 2014 compared with a $8.3 million non-cash charge to earnings in the first nine months of 2013. The difference reflects the write off of amounts in AOCI related to de-designated interest rate swaps during the nine-month period ended September 29, 2013. During the current year-to-date period, we also recognized a $22.6 million net charge to earnings for unrealized/realized foreign currency losses compared with a $15.2 million net charge to earnings in the prior year-to-date period. Both amounts represented foreign currency losses on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a non-cash charge to earnings totaling $29.0 million in the current nine-month period. For the nine month period ending September 29, 2013, as a result of the March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings in the period.

During the first nine months of 2014, a provision for taxes of $26.3 million was recorded to account for publicly traded partnership (“PTP”) taxes and the tax attributes of our corporate subsidiaries. During the same nine-month period in 2013, a provision for taxes of $34.0 million was recorded. Actual cash taxes paid or payable are estimated to be between $14 million and $17 million for the 2014 calendar year.

After interest expense and the provision for taxes, the net income for the nine months ended September 28, 2014 totaled $122.3 million, or $2.19 per diluted limited partner unit, compared with a net income of $128.7 million, or $2.31 per diluted unit, for the same period a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the nine-month period, Adjusted EBITDA decreased to $394.7 million compared with $405.2 million for the fiscal nine-month period ended September 29, 2013. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreased 1.2% to 39.5% from 40.7% for the fiscal nine-month period ended September 29, 2013. This decrease is a result of a lower attendance base during the current period compared with the prior-year period, along with higher employee-related costs, maintenance costs, utility costs, and costs associated with improving the guest experience. The higher costs and the shortfalls in attendance and hotel bookings were offset somewhat by incremental revenues resulting from higher average guest per capita spending in admissions and in-park guest spending, including food and beverage.

Third Quarter -

The fiscal three-month period ended September 28, 2014, consisted of a 13-week period and included a total of 972 operating days compared with 13 weeks and 1,019 operating days for the fiscal three-month period ended September 29, 2013. The difference in operating days is due to the sale of a water park during the third quarter of 2013.

The following table presents key financial information for the three months ended September 28, 2014 and September 29, 2013:

	Three months ended	Three months ended	Increase (Decrease)
	9/28/2014	9/29/2013	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$595,318	$592,076	$3,242	0.5%
Operating costs and expenses	282,666	274,964	7,702	2.8%
Depreciation and amortization	58,244	57,495	749	1.3%
Loss on impairment / retirement of fixed assets	1,475	1,637	(162)	N/M
Gain on sale of other assets	—	(8,743)	8,743	N/M
Operating income	$252,933	$266,723	$(13,790)	(5.2)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$315,609	$318,382	$(2,773)	(0.9)%
Attendance	11,849	11,975	(126)	(1.1)%
Per capita spending	$46.58	$45.73	$0.85	1.9%
Out-of-park revenues	$58,103	$58,690	$(587)	(1.0)%

For the quarter ended September 28, 2014, net revenues increased by $3.2 million, to $595.3 million from $592.1 million in the third quarter of 2013. This increase reflects a 2% increase in average in-park per capita spending, offset partially by a 1%, or $0.6 million, decrease in out-of park revenues and a 1.1% decrease in combined attendance. Excluding a non-core, stand-alone water park sold in August 2013, attendance on a comparable-park basis decreased 0.6%, or 65,000 visits. The increase in per capita spending was the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across all categories of our business. The decrease in out-of-park revenues was due to the soft results at our resort properties. Attendance for the third quarter was negatively impacted by cooler and wetter than normal summer weather conditions. Revenues for the third quarter of 2014 also reflect the negative impact of exchange rates on our Canadian operations ($4.8 million) during the period.

Operating costs and expenses for the quarter increased 3%, or $7.7 million, to $282.7 million from $275.0 million in the third quarter of 2013, the net result of a $8.3 million increase in operating expenses and a $1.0 million increase in cost of goods sold, somewhat offset by a $1.5 million decrease SG&A. The $8.3 million increase in operating expenses was primarily due to several items. The three-month period ended September 28, 2014, had an increase in labor costs, due to higher staffing levels, benefits and hourly wages. Second, show and attraction expenses were higher as the result of new shows and attractions being introduced. Third, operating supplies increased due primarily to incremental costs associated with initiatives to improve guest experience and transaction based fees. The $1.0 million increase in cost of goods sold was related to increases in volume and cost of goods sold as a percentage of revenues was comparable for the periods. The $1.5 million decrease in SG&A was primarily due to a reduction in incentive compensation and advertising expenses as compared to the same quarter for the prior year. Expenses for the third quarter also reflect the positive impact of exchange rates on our Canadian operations ($1.7 million) during the period.

Depreciation and amortization expense for the quarter increased $0.7 million primarily due to additional capital expenditures. For the third quarter of 2014, the loss on impairment/retirement of fixed assets was $1.5 million, reflecting the retirement of assets during the period at several of our properties, as compared to $1.6 million in 2013 for the same reason. Additionally, there were no gains on sales of assets during the third quarter of 2014, as compared to $8.7 million in the third quarter of 2013 for the gain on sale of one of our non-core water parks. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on sale of other assets, and all other non-cash costs, operating income for the period decreased $13.8 million to $252.9 million in the third quarter of 2014 from operating income of $266.7 million in the third quarter of 2013.

Interest expense for the third quarter of 2014 was $21.5 million the impact of a decrease of $4.1 million from the third quarter of 2013. The decrease was due to a lower rate on the March 2013 notes, partially offset by a higher balance of our June 2014 notes.

The net effect of our swaps resulted in a non-cash benefit to earnings of $1.1 million for the third quarter of 2014 compared with a $1.4 million non-cash charge to earnings in the third quarter of 2013. The difference reflects the change in fair market movements in our de-designated swap portfolio. During the current quarter, we also recognized a $21.5 million charge to earnings for unrealized/

realized foreign currency losses compared with a $8.6 million net benefit to earnings for the quarter in 2013. Both amounts represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the quarter, a provision for taxes of $49.4 million was recorded to account for PTP taxes and the tax attributes of our corporate subsidiaries, compared to a provision for taxes of $58.0 million in the same period a year ago. After interest expense and the provision for taxes, net income for the quarter totaled $161.9 million, or $2.90 per diluted limited partner unit, compared with net income of $190.4 million, or $3.41 per diluted unit, for the third quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the current quarter, Adjusted EBITDA decreased to $315.6 million from $318.4 million for the fiscal third quarter of 2013. The approximate $2.8 million decrease in Adjusted EBITDA is a direct result of a lower attendance base during the quarter compared with the prior-year period, along with higher employee-related costs, maintenance costs, utility costs, and costs associated with improving the guest experience. Partially offsetting these cost increases and the shortfalls in attendance and hotel bookings were incremental revenues resulting from higher average guest per capita spending in admissions and in-park guest spending, including food and beverage.

Twelve Months Ended September 28, 2014 -

The fiscal twelve-month period ended September 28, 2014, consisted of a 52-week period and 2,017 operating days, compared with 52 weeks and 2,140 operating days for the fiscal twelve-month period ended September 29, 2013. The difference in operating days was due primarily to the sale of a water park, and the combination of two parks, Worlds of Fun and Oceans of Fun, into one gate during 2013.

The following table presents key financial information for the twelve months ended September 28, 2014 and September 29, 2013:

	Twelve months ended	Twelve months ended	Increase (Decrease)
	9/28/2014	9/29/2013	$	%
	(52 weeks)	(52 weeks)

	(Amounts in thousands)
Net revenues	$1,137,875	$1,124,700	$13,175	1.2%
Operating costs and expenses	735,031	700,317	34,714	5.0%
Depreciation and amortization	123,699	122,408	1,291	1.1%
Loss on impairment/retirement of fixed assets	2,960	8,372	(5,412)	N/M
Gain on sale of other assets	(921)	(15,368)	14,447	N/M
Operating income	$277,106	$308,971	$(31,865)	(10.3)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$414,968	$430,663	$(15,695)	(3.6)%
Adjusted EBITDA margin	36.5%	38.3%	—	(1.8)%
Attendance	23,139	23,263	(124)	(0.5)%
Per capita spending	$45.18	$44.13	1.05	2.4%
Out-of-park revenues	$121,184	$124,041	$(2,857)	(2.3)%

Net revenues totaled $1,137.9 million for the twelve months ended September 28, 2014, increasing $13.2 million, from $1,124.7 million for the trailing twelve months ended September 29, 2013. The 1% increase in revenues for the twelve-month period was driven by an increase in average in-park guest per capita spending, the result of a stronger admissions per cap and improved in-park spending. The increase in in-park spending was in large part the result of improvements in our food and beverage programs and the expansion and the success of our premium benefit offerings. Attendance for the period decreased less than 1% as compared to the prior twelve-month period. Out-of-park revenues decreased $2.9 million primarily due to softer results for our resort properties. Revenues for the trailing-twelve-month period also reflect the negative impact of exchange rates on our Canadian operations ($7.2 million) during the period.

Operating costs and expenses increased $34.7 million, or 5%, to $735.0 million, from $700.3 million for the twelve-month period ended September 29, 2013. The increase in costs and expenses reflects a $31.3 million increase in operating expenses and a $3.7 million increase in SG&A costs, somewhat offset by a decrease in cost of goods sold of $0.3 million. The increase in operating costs was due to higher normal operating and maintenance expense, enhancements to our parks' infrastructures, and increased employment-related costs including performance bonuses. SG&A costs increased due to full-time labor and benefit costs, including incentive compensation, and increases in consulting and information technology expenses related to the implementation of new systems. These SG&A cost increases were partially offset by a decrease in advertising agency expenses in the period. Expenses for the trailing-twelve-month period also reflect the positive impact of exchange rates on our Canadian operations ($3.9 million) during the period.

Depreciation and amortization expense for the period increased $1.3 million compared with the prior period due primarily to additional capital expenditures. For the twelve-month period ended September 28, 2014, the loss on impairment/retirement of fixed assets was $3.0 million, reflecting the retirement of assets during the period at several of our properties, as compared to $8.4 million in the prior period for the same reason. Additionally, during the twelve-month period ended September 28, 2014, excess land was sold for a $0.9 million gain, as compared to $15.4 million for the twelve-month period ended September 29, 2013, reflecting the sale of two non-core assets during that period. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on sale of other assets, and all other non-cash costs, operating income for the current period decreased $31.9 million to $277.1 million from $309.0 million.

Interest expense for the twelve months ended September 28, 2014 decreased $3.9 million to $100.0 million, from $103.9 million for the same twelve-month period a year ago. The decrease in interest expense reflects a decrease in revolver interest in the period due to lower borrowings, a lower average cost resulting from the March 2013 and June 2014 refinancings and a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement. Somewhat offsetting these decreases was the overlap of one month of interest on our June 2014 and July 2010 notes for the month of June, when the July 2010 notes were redeemed.

During the current twelve-month period, the net effect of our interest rate swaps was recorded as a non-cash benefit to earnings of $2.5 million compared to a non-cash charge to earnings of $8.1 million in the prior twelve-month period. The difference was primarily due to the write off of amounts in AOCI related to de-designated interest rate swaps during the twelve month period ended September 29, 2013. During the current period, we also recognized a $36.3 million charge to earnings for unrealized/realized foreign currency losses compared with a $20.2 million charge to earnings in the prior period, both of which represented foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a non-cash charge to earnings totaling $29.0 million. During the twelve months ended September 29, 2013, as a result of our March 2013 refinancing, loan fees that were paid as part of our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings recorded in "Loss on early debt extinguishment" on the consolidated statement of operations.

A provision for taxes of $12.6 million was recorded in the period for the tax attributes of our corporate subsidiaries and PTP taxes. This compares with a provision for taxes of $24.0 million in the twelve-month period ended September 29, 2013. The decrease in tax provision recorded relates to a decrease in pre-tax net income for the period.

After interest expense and provision for taxes, net income for the period totaled $101.8 million, or $1.82 per diluted limited partner unit, compared with net income of $118.4 million, or $2.12 per diluted unit, a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see pages 36-37). For the twelve-month period ended September 28, 2014, Adjusted EBITDA decreased $15.7 million, or 4%, to $415.0 million. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreased 1.8% to 36.5% from 38.3% for the twelve-month period ended September 29, 2013. The decrease in Adjusted EBITDA was primarily due to a lower attendance base during the current period compared with the prior-year period, along with higher employee-related costs, maintenance costs, utility costs, and costs associated with improving the guest experience. The higher costs and the shortfalls in attendance and hotel bookings were offset somewhat by incremental revenues resulting from higher average guest per capita spending in admissions and in-park guest spending, including food and beverage.

October 2014 -

Based on preliminary results, net revenues on a comparable-park basis through November 2, 2014 were up 2%, or $19 million, to approximately $1.12 billion. The increase was the result of a 3%, or $1.20, increase in average in-park guest per capita spending to a record $45.62, somewhat offset by a $2 million decrease in out-of-park revenues to $114 million and a less than 1% decrease in comparable-park attendance to 22.6 million visits.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2014 in sound condition. The positive working capital ratio (current assets divided by current liabilities) of 1.4 at September 28, 2014 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the nine-month period ended September 28, 2014, net cash provided by operating activities decreased $5.2 million from the same period a year ago, due primarily to a decrease in operating results, somewhat offset by an increase in non-cash expenses.
For the twelve-month period ended September 28, 2014 net cash provided by operating activities decreased $6.9 million from the same period a year ago, due primarily to a decrease in operating results, somewhat offset by an increase in non-cash expenses.
Investing Activities
Net cash used in investing activities in the nine-month period ended September 28, 2014 was $135.6 million, an increase of $53.4 million compared with the nine-month period ended September 29, 2013, primarily due to increased capital expenditures, somewhat offset by a decrease in the sale of other assets.
Net cash used in investing activities for the trailing-twelve-month period ended September 28, 2014 totaled $158.7 million compared with $86.6 million for the same period a year ago. This increase is primarily due to increased capital expenditures, somewhat offset by a decrease in the sale of other assets.
Financing Activities
Net cash used by financing activities in the first nine months of 2014 was $104.2 million, a decrease of $25.9 million compared with the nine-month period ended September 29, 2013. The decrease was due to an increase in cash provided by the June 2014 bond refinancing and the early redemption of our July 2010 notes as compared with the cash provided due to our March 2013 refinancing. Somewhat offsetting this decrease was a net increase in unitholder distributions and a reduction in revolver balances.
Net cash used in financing activities in the trailing-twelve-month period ended September 28, 2014 totaled $152.2 million, an increase of $1.6 million compared with the twelve-month period ended September 29, 2013. The increase was largely due to an increase in debt related activities, including debt borrowings/payoffs and debt issuance costs, during the current period, and increases in unitholder distributions.
As of September 28, 2014, our debt consisted of the following:

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

•
Senior secured term debt of $618.9 million, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2013, we only have current maturities totaling $4.6 million as of September 28, 2014.

•
No borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

During the second quarter of 2014, we redeemed our 9.125% notes, which were scheduled to mature in 2018, in connection with issuing our new 5.375% notes due in 2024. The redemption of these notes included the payment of a "make-whole" premium of $21.1 million in accordance with the terms of the indenture. At the end of this quarter, we had a total of $618.9 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $950.0 million of fixed-rate debt, no outstanding borrowings under our revolving credit facility, and cash on hand of $189.4 million. After letters of credit, which totaled $16.3 million at September 28, 2014, we had $238.7 million of available borrowings under the revolving credit facility.

We have entered into several interest rate swaps that effectively fix all of our variable-rate debt payments. As of September 28, 2014, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2014.
At September 28, 2014, the fair market value of the derivative portfolio was $25.8 million, which was recorded in “Derivative Liability” on the condensed consolidated balance sheet.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most critical of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the third quarter of 2014, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will decrease by 0.25x each second quarter until it reaches 5.25x. Based on our trailing-twelve-month results ending September 28, 2014, our Consolidated Leverage Ratio was 3.78x, providing $153.5 million of EBITDA cushion on the ratio at the end of the third quarter. We were in compliance with all other covenants under the 2013 Credit Agreement as of September 28, 2014.

The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x, measured on a trailing-twelve-month quarterly basis.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments in 2014 and beyond is permitted should our pro forma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.
In accordance with these debt provisions, on August 5, 2014, we announced the declaration of a distribution of $0.70 per limited partner unit, which was paid on September 15, 2014, and on November 6, 2014 we announced the declaration of a distribution of $0.75 per limited partner unit, which will be payable on December 15, 2014.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 28, 2014. We have no other significant off-balance sheet financing arrangements.

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
As of September 28, 2014, we had $950.0 million of fixed-rate senior unsecured notes and $618.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $18 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $4.6 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.8 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.9 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 28, 2014, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 28, 2014.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 28, 2014, the Partnership continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause. Rather than fashioning a remedy consistent with the employment agreement, the panel ruled that Mr. Falfas should be reinstated. The Partnership believed that the arbitrators exceeded their authority by creating a remedy not legally available to Mr. Falfas under his contract with Cedar Fair. On March 21, 2011, the Partnership filed an action  in Erie County Court of Common Pleas (Case No. 2011 CV 0217) seeking  to have the award modified or vacated.  On March 22, 2011, Mr. Falfas commenced a related action in the Erie County Court of Common Pleas (Case No. 2011 CV 0218) demanding enforcement of the arbitration ruling.  The two actions were combined into Case No. 2011 CV 0217, before Judge Roger E. Binette.  On February 22, 2012 the Erie County Common Pleas Court issued a ruling partially vacating the arbitration award and declaring that Mr. Falfas was not entitled to reinstatement of his employment.  The ruling also provided that in accord with paragraph 2 of the arbitration award Mr. Falfas was entitled to certain back pay and other benefits under his 2007 Amended and Restated Employment Agreement as if the employment relationship had not been severed.  In March of 2012 Mr. Falfas and the Partnership both filed appeals of the Court's ruling with the Ohio Sixth District Court of Appeals in Toledo, Ohio.  On April 19, 2013, the Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits and remanding the case back to the Erie County Common Pleas Court for further proceedings.  On June 3, 2013, the Partnership filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the April 19, 2013 Court of Appeals decision.  On July 2, 2013, Mr. Falfas filed a Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court.  On September 25, 2013, the Supreme Court of Ohio accepted the appeal on Proposition of Law No. 1 related to the Supreme Court’s holding in Masetta v. National Bronze & Aluminum Foundry Co. 159 Ohio St. 306 (1953), barring specific performance as a remedy for a personal services contract under Ohio law and its applicability to individual employment agreements.  Both parties filed legal briefs with the court setting forth the basis of their legal arguments.  On April 9, 2014, the parties made oral arguments to the Court in support of their respective positions. On September 18, 2014 the Ohio Supreme Court issued its ruling reversing the Court of Appeals and holding that Mr. Falfas was not entitled to reinstatement.  In its decision, the Supreme Court further observed that, because the arbitration panel found that Mr. Falfas was terminated for reasons other than cause, he is entitled to his base salary for either one year or the remaining term of his employment agreement, a result consistent with other references in Item I and section 7 of that agreement.  The matter has now been remanded to the Erie County Common Pleas Court for further proceedings consistent with the Ohio Supreme Court’s decision.

The Partnership believes the liability recorded as of September 28, 2014 to be adequate and does not expect the arbitration ruling, the court order, or the outcome of future proceedings to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit (10.1)	Section 16 Officer Standard Form of Employment Contract.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 6, 2014	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	November 6, 2014	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)	Section 16 Officer Standard Form of Employment Contract.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.