Form 10-K
period 2014-12-31
CEDAR FAIR L P
filed 2015-02-26
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 27, 2014 of $52.95 per unit was approximately $2,918,425,559.

Number of Depositary Units representing limited partner interests outstanding as of February 13, 2015: 55,830,195

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June.
************
The Exhibit Index is located on page 68
Page 1 of 103 pages

CEDAR FAIR, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner"), whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, three outdoor water parks, one indoor water park and five hotels.

In 2014, the Partnership entertained more than 23 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a contract to manage and operate Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and three separately gated outdoor water parks. Two of the outdoor water parks are located adjacent to Cedar Point and Knott's Berry Farm, and the third is Wildwater Kingdom located near Cleveland in Aurora, Ohio. With limited exceptions, all rides and attractions at the amusement and water parks are owned and operated by the Partnership.

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

Cedar Point also owns and operates four hotels. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, which is located at the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme hotel rooms centered around an indoor water park. The park's largest hotel, the historic Hotel Breakers, has various dining and lounge facilities, a private beach, lake swimming, a conference/meeting center, an indoor pool and two outdoor pools. Located near the Causeway entrance to the park, Breakers Express is a limited-service seasonal hotel. In addition to Hotel Breakers and Breakers Express, Cedar Point offers the lake-front Sandcastle Suites Hotel, which features suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.

Cedar Point also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dock facilities, including floating docks and full guest amenities. In addition, Cedar Point Marina features two restaurants accessible by the general public. Castaway Bay Marina is a full-service marina. Camper Village includes RV campsites and Lighthouse Point, which offers lake-front cottages, cabins and full-service RV campsites.
The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that housed approximately 4,300 of the park's seasonal and part-time employees.

Knott's Berry Farm

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. The park is one of several year-round theme parks in Southern California and serves a total market area of approximately 20 million people centered in Orange County with a large national and international tourism population.
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
The Partnership also owns and operates the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm, which features a pool, tennis courts and meeting/banquet facilities.
Canada's Wonderland

Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in June of 2006. It contains more than 200 attractions, including 16 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up, which includes cultural festivals featuring renowned music artists from around the world. The park's total market area includes approximately 9 million people.

Kings Island

Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June of 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been consistently named the "Best Kids' Area in the World" by Amusement Today.

The park's total market area includes approximately 15 million people, and the major areas of dominant influence in this market area, which are Cincinnati, Dayton and Columbus, Ohio, Louisville and Lexington, Kentucky, and Indianapolis, Indiana, include approximately 8 million people.

Dorney Park

Dorney Park, a combination amusement and water park located near Allentown, in South Whitehall Township, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeastern United States and serves a total market area of approximately 35 million people. The park's major markets include Philadelphia, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley, Pennsylvania, New York City, and New Jersey.

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

Additionally, the park offers Kings Dominion Campground, a camping area featuring luxury cabins, a swimming pool, playground, volleyball courts, miniature golf, and laundry facilities. The campground also offers a free shuttle service between the campground and amusement park.

The Partnership also owns a dormitory facility located adjacent to Kings Dominion that houses up to 300 of the park's seasonal employees.

Carowinds

Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June of 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina as well as Greenville and Columbia, South Carolina. The park's total market area includes approximately 14 million people.

The park also offers Camp Wilderness Resort, a camping area that features a convenience and merchandise store, laundry facilities, and a swimming pool. The campground features RV sites, tent and pop-up sites, and luxury cabins. The campground also offers a free shuttle service between the campground and amusement park.

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

The Partnership also owns a dormitory facility located adjacent to Valleyfair that houses approximately 250 of the park's seasonal employees.

Worlds of Fun

Worlds of Fun, which opened in 1973 and was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City, Missouri. Worlds of Fun serves a total market area of approximately 7 million people centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

Worlds of Fun also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park with wood-side cottages, log cabins and deluxe RV sites. Included within the Village is a clubhouse with a swimming pool and arcade games.

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

All rides are operated and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides pursuant to Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency. Additionally, all parks have added ride maintenance and operation inspections done by third party qualified inspectors to make sure our standards are being maintained.

EMPLOYEES

The Partnership has approximately 2,000 full-time employees. During the operating season, the Partnership employs in aggregate approximately 42,100 seasonal and part-time employees, many of whom are high school and college students. Approximately 4,300 of Cedar Point's seasonal employees, 250 of Valleyfair's seasonal employees, and 300 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

AVAILABLE INFORMATION

Copies of the Partnership's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Partnership's Investor Relations Office or through its website (www.cedarfair.com).

We use our website www.cedarfair.com as a channel of distribution of the Partnership's information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our news releases, SEC filings, and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information.

See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	56
Matt Ouimet has served as Chief Executive Officer since January 2012 and as President since June 2011. Before joining Cedar Fair, Matt served in multiple roles from 2009 through 2010 at Corinthian Colleges, including President and Chief Executive Officer. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from 2006 through 2008.

Richard A. Zimmerman	54
Richard Zimmerman has served as Chief Operating Officer since October 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007 and has been with Cedar Fair since 2006. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.

Brian C. Witherow	48
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, Brian served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

H. Philip Bender	59
Phil Bender has served as Executive Vice President, Operations, since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to being promoted to a corporate executive, he served as Vice President and General Manager of Worlds of Fun / Oceans of Fun from 2000 through 2006.

Robert A. Decker	54
Rob Decker was promoted to Senior Vice President of Planning & Design in January 2015. Prior to that, Rob served as Corporate Vice President of Planning & Design since the end of 2002, and he has been with Cedar Fair since 1999. Prior to joining Cedar Fair, Rob served as Design Director at Jack Rouse Associates, Inc., a consultant firm to the entertainment industry, from 1989 through 1999.

Craig J. Freeman	61
Craig Freeman was promoted to Senior Vice President of Administration in January 2015. Prior to that, he served as Corporate Vice President of Administration since September 2005. Craig served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	49
Duff Milkie was promoted to Executive Vice President and General Counsel in January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to February 2012. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

David R. Hoffman	46
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Kelley Semmelroth	50
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, Kelley served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, she served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.

ITEM 1A. RISK FACTORS.

We compete for discretionary spending and discretionary free-time with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
Our parks compete for discretionary spending and discretionary free-time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season-pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance and guest per capita spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

Uncertain economic conditions, such as unemployment rates, affect our guests' levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

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
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, increased minimum wage or employee benefit costs, including health care costs, or otherwise, could adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 contains provisions which could impact our future health-care costs. Continued increases to minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

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
Our future success will depend on our ability to grow our business, including capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition or results of operations.

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

Instability in general economic conditions could impact our profitability and liquidity while increasing our exposure to counter-party risk.
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

The 2013 Amended Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. As of December 31, 2014 the Partnership was required to maintain a 6.00x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA ratio. As of December 31, 2014 and 2013, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 3.61x and 3.59x, providing $171.5 million and $180.1 million of Consolidated EBITDA cushion on the Consolidated Leverage ratios, respectively. The Partnership was in compliance with all other covenants as of December 31, 2014 and 2013. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments is permitted should our pro forma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow ratio be less than or equal to 5.00x. As of December 31, 2014 and 2013, the Partnership’s Total Indebtedness-to-Consolidated-Cash-Flow (as defined) ratio were both 3.65x, providing $116.0 million and $98.2 million of Consolidated Cash Flow cushion on the Consolidated-Cash-Flow ratios, respectively. The Partnership was in compliance with all other covenants as of December 31, 2014 and 2013.

Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2014, after giving consideration to current outstanding interest-rate swap arrangements, all of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The amount of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $1,575.2 million of outstanding indebtedness as of December 31, 2014 (after giving effect to $16.3 million of outstanding letters of credit under our revolving credit facility.
The amount of our indebtedness could have important consequences. For example, it could:

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

In addition, we may not be able to generate sufficient cash flow from operations, or be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt obligations. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt in the future will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, including our credit agreement and the indenture governing our notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Despite the amount of our indebtedness, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the amount of our indebtedness.

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

Our operations, our workforce and our ownership of property subject us to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We are subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. We periodically may have to defend against lawsuits asserting non-compliance such as the ongoing class action lawsuit in California. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect our business, financial condition or results.

We also are subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property.

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

The Partnership also owns approximately 100 acres of property on the mainland adjoining the approach to the Cedar Point Causeway. The Breakers Express hotel, the Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina and two seasonal-employee housing complexes are located on this property.

The Partnership controls, through ownership or an easement, a six-mile public highway and owns approximately 40 acres of vacant land adjacent to this highway, which is a secondary access route to Cedar Point and serves about 250 private residences. The roadway is maintained by the Partnership pursuant to deed provisions. The Cedar Point Causeway, a four-lane roadway across Sandusky Bay, is the principal access road to Cedar Point and is owned by a subsidiary of the Partnership.

Knott's Berry Farm and Knott's Soak City-Orange County, located in California, are situated on approximately 170 acres, virtually all of which have been developed.

Kings Island, located in Ohio, is situated on approximately 680 acres, of which 330 acres have been developed and 350 acres remain available for future expansion.

Canada's Wonderland, located near Toronto in Vaughn, Ontario, is situated on approximately 295 acres, virtually all of which have been developed.

Kings Dominion, located in Virginia, is situated on approximately 740 acres, of which 280 acres have been developed and 460 acres remain available for future expansion.

Dorney Park, located in Pennsylvania, is situated on approximately 210 acres, of which 180 acres have been developed and 30 acres remain available for future expansion.

Carowinds, located in Charlotte, North Carolina, is situated on approximately 400 acres, of which 300 acres have been developed and 100 acres remain available for future expansion.

Valleyfair, located in Minnesota, is situated on approximately 190 acres, of which 110 acres have been developed and approximately 80 additional acres remain available for future expansion.

Worlds of Fun/ Oceans of Fun, located in Missouri, is situated on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

Great America, located in California, is situated on approximately 165 acres, virtually all of which have been developed.

Michigan's Adventure, located in Michigan, is situated on approximately 260 acres, of which 120 acres have been developed and 140 acres remain available for future expansion.

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

That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause.  Both the Partnership and Mr. Falfas filed actions in Erie County Court of Common Pleas concerning the enforceability of the award.   The Erie County Common Pleas Court issued a ruling declaring that Mr. Falfas was not entitled to reinstatement of his employment but was entitled to certain back pay and other benefits.  Both parties appealed the common pleas court decision to the Ohio Sixth District Court of Appeals in Toledo, Ohio.  The Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits. The Partnership filed a Notice of Appeal and Memorandum in Support of Jurisdiction with the Ohio Supreme Court related to the Court of Appeals decision.  The Supreme Court of Ohio accepted the appeal on the issue of specific performance as a remedy for a personal services contract under Ohio law.  On September 18, 2014 the Ohio Supreme Court issued its ruling reversing the Court of Appeals and holding that Mr. Falfas was not entitled to reinstatement.  In its decision, the Supreme Court further observed that, because the arbitration panel found that Mr. Falfas was terminated for reasons other than cause, he is entitled to his base salary for either one year or the remaining term of his employment agreement, a result that is consistent with section 7 of that agreement.  The matter has been remanded to the Erie County Common Pleas Court for further proceedings. The Partnership believes the liability recorded as of December 31, 2014 is adequate and does not expect the arbitration ruling, the court order, or the outcome of future proceedings to materially affect its financial results in future periods.

Ortegon, et al vs. Cedar Fair, L.P., Cedar Fair Management Company, et al

The Partnership and Cedar Fair Management, Inc. are defendants in a class action lawsuit filed in Superior Court of the State of California for Santa Clara County on October 3, 2013 by Frank Ortegon-Ramirez seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge and pay statement practices. The defendants filed an answer on November 21, 2013 denying the allegations in the complaint and requesting a dismissal of all claims. The class has not been certified. On November 12, 2014, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.75 million settlement with the named Plaintiff on a class wide basis which is subject to final court approval. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until the second quarter of 2015. Based upon the information available, the Partnership believes the liability recorded as of December 31, 2014 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2015, there were approximately 6,100 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plans, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2014	Distribution	High	Low
4th quarter	$0.75	$48.25	$42.75
3rd quarter	0.70	53.15	45.05
2nd quarter	0.70	55.77	48.84
1st quarter	0.70	54.70	47.21

2013
4th quarter	$0.70	$50.16	$42.67
3rd quarter	0.63	44.49	41.11
2nd quarter	0.63	44.29	38.28
1st quarter	0.63	39.90	33.95

The Partnership's credit agreement includes provisions that allow the Partnership to make restricted payments up to $60 million annually at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x as measured quarterly utilizing trailing twelve month information.

Under the indentures governing our notes, the Partnership can make restricted payments of $60 million annually so long as no default or event of event of default has occurred and is continuing, and additional restricted payments may be made if the Partnership's pro-forma trailing-twelve-month Total Indebtedness-to-consolidated-Cash-Flow ratio would be less than or equal to 5.00x.

Issuer Purchases of Equity Securities

The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the fourth quarter of fiscal 2014:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
September 29 - October 28	$—	$—	$—	$—
October 29 - November 28	—	—	—	—
November 29 - December 31	35,991	48.40	—	—
	$35,991	$48.40	$—	$—

(1)
All of the units reported as purchased are attributable to units that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Cedar Fair, L.P. 2008 Omnibus Incentive Plan.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2009.

	Base Period	Return
	2009	2010	2011	2012	2013	2014
Cedar Fair, L.P.	$100.00	$135.12	$200.83	$328.87	$517.23	$547.87
S&P 500	100.00	115.05	117.48	133.23	172.67	192.34
S&P 400	100.00	126.64	124.45	144.45	190.04	205.60
S&P Movies and Entertainment	100.00	83.26	92.70	124.81	194.17	228.77

ITEM 6. SELECTED FINANCIAL DATA.

	2014 (1)	2013 (2)	2012 (3)	2011	2010 (4)
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$1,159,605	$1,134,572	$1,068,454	$1,028,472	$977,592
Operating income	278,332	301,761	233,675	227,946	151,669
Income (loss) before taxes	114,100	128,447	133,614	73,173	(30,382)
Net income (loss)	104,215	108,204	101,857	65,296	(33,052)
Net income (loss) per unit - basic	1.88	1.95	1.83	1.18	(0.60)
Net income (loss) per unit - diluted	1.86	1.94	1.82	1.17	(0.60)
Balance Sheet Data
Total assets	$2,038,319	$2,014,627	$2,019,865	$2,047,168	$2,065,877
Working capital (deficit)	5,498	27,698	2,904	(104,928)	(98,518)
Long-term debt	1,558,850	1,520,632	1,532,180	1,556,379	1,579,703
Partners' equity	96,217	139,131	154,451	136,350	121,628
Distributions
Declared per limited partner unit	$2.85	$2.58	$1.60	$1.00	$0.25
Paid per limited partner unit	2.85	2.58	1.60	1.00	0.25
Other Data
Depreciation and amortization	$124,286	$122,487	$126,306	$125,837	$128,856
Adjusted EBITDA (5)	431,280	425,430	390,954	374,576	359,231
Capital expenditures	166,719	120,488	96,232	90,190	71,706
Combined attendance (6)	23,305	23,519	23,300	23,386	22,794
Combined in-park guest per capita spending (7)	$45.54	$44.15	$41.95	$40.03	$39.21

(1)
Operating results for 2014 include a charge of $29.3 million for the loss on early debt extinguishment and a non-cash charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom.

(2)	Operating results for 2013 include a non-cash charge of $34.6 million for the loss on early debt extinguishment.

(3)	Operating results for 2012 include a non-cash charge of $25.0 million for the impairment of long-lived assets at Wildwater Kingdom.

(4)
Operating results for 2010 include a non-cash charge of $35.3 million for the loss on debt extinguishment and a non-cash charge of $62.0 million for the impairment of long-lived assets at Great America, the majority of which were originally recorded with the Paramount Parks acquisition.

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

(6)	Combined attendance includes attendance figures from the eleven amusement parks and all separately gated outdoor water parks.

(7)
Combined in-park guest per capita spending ("per capita spending") includes all amusement park, outdoor water park, causeway tolls and parking revenues for the amusement park and water park operating seasons. Revenues from indoor water park, hotel, campground, marina and other out-of-park operations are excluded from per capita statistics.

We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2010, 2011, and 2013 Credit Agreements) is a meaningful measure of park-level operating profitability because we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	2014	2013	2012	2011	2010
	(In thousands )
Net income (loss)	$104,215	$108,204	$101,857	$65,296	$(33,052)
Interest expense	96,286	103,071	110,619	157,185	150,285
Interest income	(126)	(154)	(68)	(157)	(1,154)
Provision for taxes	9,885	20,243	31,757	7,877	2,670
Depreciation and amortization	124,286	122,487	126,306	125,837	128,856
EBITDA	334,546	353,851	370,471	356,038	247,605
Loss on early debt extinguishment	29,261	34,573	—	—	35,289
Net effect of swaps	(2,062)	6,883	(1,492)	(13,119)	18,194
Unrealized foreign currency (gain) loss	40,883	29,085	(9,181)	9,830	(17,464)
Equity-based compensation	12,536	5,535	3,265	(239)	(89)
Loss on impairment of goodwill and other intangibles	—	—	—	—	2,293
Loss on impairment/retirement of fixed assets, net	9,757	2,539	30,336	11,355	62,752
Gain on sale of other assets	(921)	(8,743)	(6,625)	—	—
Terminated merger costs	—	—	—	230	10,375
Refinancing costs	—	—	—	955	—
Class action settlement costs	4,953	—	—	—	276
Other non-recurring costs (1)	2,327	1,707	4,180	9,526	—
Adjusted EBITDA	$431,280	$425,430	$390,954	$374,576	$359,231

(1)
The Company's 2010, 2011, and 2013 Credit Agreements reference certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included litigation expenses and costs for SEC compliance matters related to Special Meeting requests, costs associated with certain unusual ride abandonment and relocation expenses, and costs associated with the transition to a new advertising agency.

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

For the years ended December 31,	2014		2013		2012
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$661.5	57.0%	$647.0	57.0%	$612.1	57.3%
Food, merchandise and games	365.5	31.5%	356.1	31.4%	342.2	32.0%
Accommodations and other	132.6	11.4%	131.5	11.6%	114.1	10.7%
Net revenues	1,159.6	100.0%	1,134.6	100.0%	1,068.4	100.0%
Operating costs and expenses	748.1	64.5%	716.5	63.2%	684.7	64.1%
Depreciation and amortization	124.2	10.7%	122.5	10.8%	126.3	11.8%
Loss on impairment / retirement of fixed assets	9.8	0.8%	2.5	0.2%	30.3	2.8%
Gain on sale of other assets	(0.9)	(0.1)%	(8.7)	(0.8)%	(6.6)	(0.6)%
Operating income	278.4	24.0%	301.8	26.6%	233.7	21.9%
Interest and other expense, net	96.2	8.3%	102.9	9.0%	110.6	10.3%
Net effect of swaps	(2.1)	(0.2)%	6.9	0.6%	(1.5)	(0.1)%
Loss on early debt extinguishment	29.3	2.5%	34.6	3.0%	—	—%
Unrealized / realized foreign currency (gain) loss	40.9	3.5%	28.9	2.5%	(9.0)	(0.8)%
Provision for taxes	9.9	0.9%	20.3	1.8%	31.7	3.0%
Net income	$104.2	9.0%	$108.2	9.5%	$101.9	9.5%
Other data:
Combined attendance (in thousands)	23,305		23,519		23,300
Combined in-park guest per capita spending	$45.54		$44.15		$41.95

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

At the end of the fourth quarter of 2014, the Partnership concluded based on 2014 operating results and updated forecasts for the coming years, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that the park's fixed assets were impaired by $2.4 million. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

We completed the review of goodwill and other indefinite-lived intangibles as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively, and determined the goodwill and other indefinite-lived intangibles were not impaired at these balance sheet dates.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods. At December 31, 2014, all reporting units with goodwill had fair values in excess of their carrying values by greater than 10%.

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

Revenue Recognition

Revenues on multi-use tickets are recognized over the estimated number of uses expected for each type of ticket, and are adjusted periodically during the season. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on multi-use tickets for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings, are included in Accommodations and other revenue.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2013, we had recorded a $6.8 million valuation allowance related to a $24.3 million deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2014, we reduced the valuation allowance recorded by $1.1 million related to $7.5 million of foreign tax credits utilized.  Further, we updated our long term estimates of domestic and foreign source income and believe based on these updated estimates no additional adjustments to the valuation allowance are warranted.  As of December 31, 2014, we had $16.8 million of deferred tax assets associated with the foreign tax credit carryforwards and a related $5.7 million valuation allowance.

There is inherent uncertainty in the estimates used to project the amount of foreign tax credit carryforwards that are more likely than not to be realized. It is possible that our future income projections, as well as the economic outlook and related conclusions regarding the valuation allowance could change, which may result in additional valuation allowance being recorded or may result in additional valuation allowance reductions, and which may have a material negative or positive effect on our reported financial position and results of operations in future periods.

Results of Operations

2014 vs. 2013

The following table presents key operating and financial information for the years ended December 31, 2014 and 2013 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/14	12/31/13	$	%

Net revenues	$1,159,605	$1,134,572	$25,033	2.2%
Operating costs and expenses	748,151	716,528	31,623	4.4%
Depreciation and amortization	124,286	122,487	1,799	1.5%
Loss on impairment/retirement of fixed assets	9,757	2,539	7,218	N/M
Gain on sale of other assets	(921)	(8,743)	7,822	N/M
Operating income	$278,332	$301,761	$(23,429)	(7.8)%
Other Data:
Adjusted EBITDA (1)	$431,280	$425,430	$5,850	1.4%
Adjusted EBITDA margin (2)	37.2%	37.5%	—	(0.3)%
Attendance	23,305	23,519	(214)	(0.9)%
Per capita spending	$45.54	$44.15	$1.39	3.1%
Out-of-park revenues	$127,156	$124,164	$2,992	2.4%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 15-16.

(2) Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. The Partnership provides Adjusted EBITDA margin because it believes the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,159.6 million in 2014, increasing $25.0 million, from $1,134.6 million in 2013. The 2.2% increase in revenues reflects a 3.1%, or $1.39, increase in average in-park guest per capita spending compared with a year ago, partially offset by less than a 1.0%, or 0.2 million visits, decrease in attendance. The increase in net revenues is net of a negative impact of foreign currency exchange rates of $6.1 million. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was largely the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across most categories of our business. The slight decrease in attendance during the year was largely due the sale of a non-core, stand-alone water park in August 2013. Attendance on a comparable-park basis decreased less than 0.5%, or 60,000 visits. This decrease in comparable visits can be partially attributed to unfavorable weather that the parks experienced during the second and third quarters of 2014, offset somewhat by more favorable weather experienced during the fourth quarter of 2014. Out-of-park revenues increased over 2.4%, or $3.0 million. Out-of-park revenues include the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. In 2014, this amount also includes $2.3 million of proceeds from a business interruption insurance claim relating to a water main break at Cedar Point that occurred during the second quarter. Adjusting for these insurance proceeds, out-of-park revenue would have increased less than 1.0% period-over-period.

Operating costs and expenses in 2014 increased $31.6 million, or 4.4%, to $748.1 million versus $716.5 million for 2013 and were in line with expectations. The increase in costs and expenses was the result of a $3.4 million increase in cost of goods sold, a $23.7 million increase in operating expenses, and a $4.5 million increase in selling, general and administrative costs ("SG&A"). The increase in operating costs and expenses is net of a positive impact of foreign currency exchange rates of $4.0 million. The $3.4 million increase in cost of goods sold is mainly related to increases in volume. Cost of goods sold as a percentage of revenues was comparable for both periods. Operating expenses increased $23.7 million due to several factors. First, costs related to labor increased during the period due to staffing, benefits, hourly wages, and employment litigation matters. Second, show and attraction expenses were higher due to the introduction of new shows and attractions at several of our parks. Third, operating supplies and expenses increased due to consulting and information technology expenses related to infrastructure improvements, transaction based fees, and costs associated with guest experience improvement initiatives. Finally, utility costs increased due to inclement winter weather and rate increases. SG&A increased $4.5 million due to two main factors. First, costs related to labor increased due to staffing, benefits, hourly wages, and incentive compensation. Second, advertising expenses increased due to increased media, production, and local advertising costs.

Depreciation and amortization expense for the period increased 1.5%, or $1.8 million. For 2014, the loss on impairment/retirement of fixed assets was $9.8 million, reflecting the impairment of the assets of the Wildwater Kingdom (as discussed in detail in Note 3) and the retirement of assets during the period at several of our properties, as compared to $2.5 million in 2013 for retirement of assets. Additionally, excess land was sold in 2014 for a $0.9 million gain, compared to an $8.7 million gain in 2013 related to the sale of a non-core water park. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on the sale of other assets, and all other non-cash costs, operating income for the period decreased $23.4 million to $278.3 million for 2014 from operating income of $301.8 million for 2013.

Interest expense for 2014 was $96.3 million, a decrease of $6.8 million compared to 2013. The decrease in interest expense was due to a lower interest rate on our debt, a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, and a decrease in revolver interest in the period due to lower borrowings, and was partially offset by the overlap of one month of interest on our July 2010 and June 2014 notes and the impact of a higher balance of our June 2014 notes.

The net effect of our swaps resulted in a non-cash benefit to earnings of $2.1 million for 2014 compared with a $6.9 million non-cash charge to earnings for 2013. The difference reflects a write off of amounts in accumulated other comprehensive income related to de-designated interest rate swaps during 2013. During 2014, we also recognized a $40.9 million net charge to earnings for unrealized/realized foreign currency losses compared with a $28.9 million net charge to earnings in 2013. Both amounts are primarily attributable to foreign currency losses on the U.S.-dollar denominated debt held at our Canadian property. Due to our June 2014 bond financing, loan fees related to the July 2010 notes were written off. Additionally, a "make-whole" premium, as prescribed in the July 2010 Indenture, was paid to redeem the July 2010 notes. Together, these amounts resulted in a charge to earnings totaling $29.3 million in 2014. For 2013, as a result of the March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million non-cash charge to earnings for the year.

During 2014, a provision for taxes of $9.9 million was recorded to account for publicly traded partnership (“PTP”) taxes and for income taxes related to our corporate subsidiaries. During 2013, a provision for taxes of $20.2 million was recorded. The reduction in provision for taxes relates largely to the impact of currency exchange rates on corporate pre-tax income. Cash taxes paid during 2014 was $11.2 million compared to $14.8 million in 2013. Cash taxes paid or payable in 2015 are estimated to range from $20 million to $25 million due primarily to the prior utilization of tax attribute carryforwards including net operating losses.

After the above items, net income for 2014 totaled $104.2 million, or $1.86 per diluted limited partner unit, compared with net income for 2013 of $108.2 million, or $1.94 per diluted unit.

We believe Adjusted EBITDA is a meaningful measure of our operating results. For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 5 in Item 6, “Selected Financial Data,” on pages 15-16. For 2014, Adjusted EBITDA increased to $431.3 million compared with $425.4 million for 2013. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreased 0.3% to 37.2% from 37.5% for 2013. This decrease is primarily the result of a shift in the mix of earnings from higher margin properties to lower margin properties as well as continued investment as part of our longer term growth initiatives.

Results of Operations

2013 vs. 2012

The following table presents key operating and financial information for the years ended December 31, 2013 and 2012 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/13	12/31/12	$	%

Net revenues	$1,134,572	$1,068,454	$66,118	6.2%
Operating costs and expenses	716,528	684,762	31,766	4.6%
Depreciation and amortization	122,487	126,306	(3,819)	(3.0)%
Loss on impairment/retirement of fixed assets	2,539	30,336	(27,797)	N/M
Gain on sale of other assets	(8,743)	(6,625)	(2,118)	N/M
Operating income	$301,761	$233,675	$68,086	29.1%
Other Data:
Adjusted EBITDA (1)	$425,430	$390,954	$34,476	8.8%
Adjusted EBITDA margin (2)	37.5%	36.6%	—	0.9%
Attendance	23,519	23,300	219	0.9%
Per capita spending	$44.15	$41.95	$2.20	5.2%
Out-of-park revenues	$124,164	$116,767	$7,397	6.3%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on pages 15-16.

(2) Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. The Partnership provides Adjusted EBITDA margin because it believes the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,134.6 million in 2013, increasing $66.1 million, from $1,068.5 million in 2012. The 6% increase in revenues reflects a 5%, or $2.20, increase in average in-park guest per capita spending compared with a year ago, a 6%, or $7.4 million, increase in out-of-park revenues, and a 1%, or 0.2 million-visit, increase in attendance. The increase in net revenues is net of a negative impact of foreign currency exchange rates of $4.1 million. In-park guest per capita spending represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates. The increase in per capita spending was primarily due to increases in admissions pricing, strong returns from investments in our food and beverage programs, and results of premium benefit offerings. Out-of-park revenues include the sale of hotel rooms, food, merchandise, and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales. The increase in out-of-park revenues was primarily driven by the strong performance of our resort properties, which drove higher average daily room rates and occupancy rates. The 1% increase in attendance for 2013 compared to 2012 was due largely to the continued success of our season pass programs, which grew in terms of both number of passes sold and number of total visits. Excluding the sale of two of our water parks in 2013 and 2012, attendance would have increased 2%, or approximately 0.5 million visits.

Operating costs and expenses increased $31.7 million, or 5%, to $716.5 million versus $684.8 million for 2012. The increase in costs and expenses was the result of a $3.2 million decrease in cost of goods sold, a $20.9 million increase in operating expenses, and a $14.1 million increase in selling, general and administrative costs. The increase in operating costs and expenses is net of a positive impact of foreign currency exchange rates of $1.7 million. As a percent of net revenues, operating expenses decreased by 61 basis points year-over-year. The 3% decrease in cost of goods sold was primarily driven by food and beverage efficiency initiatives. Operating expenses increased primarily due to higher normal operating and maintenance expenses, enhancements to park infrastructure, and increased employment related costs including performance bonuses. The increase in selling, general and administrative costs was primarily due to increases in full time labor and benefits costs including incentive compensation, and advertising agency and consumer relationship management database development costs.

Depreciation and amortization expense decreased $3.8 million due to several significant assets being fully depreciated at the end of 2012. The $8.7 million gain on sale of other assets relates to the sale of one of our non-core water parks during 2013. Loss on impairment/retirement of fixed assets in 2013 totaled $2.5 million for the retirement of assets at several of our properties. During 2012, two non-core assets were sold at a total gain of $6.6 million, which was recorded in gain on sale of other assets. Loss on impairment/retirement of fixed assets for 2012 totaled $30.3 million, which reflected a non-cash charge of $25.0 million for the partial impairment of operating and non-operating assets at Wildwater Kingdom, along with retirements at several of our properties. After depreciation, amortization, gain on sale of other assets, loss on impairment / retirement of fixed assets, and all other non-cash costs, operating income for 2013 increased $68.1 million to $301.8 million compared with operating income for 2012 of $233.7 million.

Interest expense for 2013 decreased $7.5 million to $103.1 million from $110.6 million in the prior year. The decrease in interest expense was due to the settlement of our Canadian cross-currency swaps in the first quarter of 2012, a decrease in non-cash amortization expense resulting from the write-off of loan fees related to our prior credit agreement, a decrease in revolver interest due to lower average borrowings and a lower effective interest rate from the March 2013 refinancing.

During 2013, the net effect of our swaps was recorded as a charge to earnings of $6.9 million compared to a benefit to earnings of $1.5 million in 2012. The difference reflects the regularly scheduled amortization of amounts in Accumulated Other Comprehensive Income ("AOCI") and the write-off of amounts related to de-designated swaps, which were partially offset by gains from marking the ineffective and de-designated swaps to market during the year. During 2013, we also recognized a $28.9 million charge to earnings for unrealized/realized foreign currency losses, which included a $29.1 million unrealized foreign currency loss on the U.S.-dollar denominated debt held at our Canadian property. Additionally, due to our March 2013 refinancing, loan fees related to our 2010 and 2011 financings were written off, resulting in a $34.6 million charge to earnings in 2013.

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

After the above items, net income for 2013 totaled $108.2 million, or $1.94 per diluted limited partner unit, compared with net income of $101.9 million, or $1.82 per diluted limited partner unit, for 2012.

We believe Adjusted EBITDA is a meaningful measure of our operating results. For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 5 in Item 6, “Selected Financial Data,” on pages 15-16. In 2013, Adjusted EBITDA increased $34.5 million, or 9%, to $425.4 million, with our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increasing 90 bps to 37.5% from 36.6% in 2012. The increase in Adjusted EBITDA was primarily due to the success of high-margin revenue initiatives during the year, such as growth in our premium-benefit offerings and our admission pricing, combined with another year of growth in our season pass base and a continued focus on controlling operating costs at the park level.

Financial Condition

With respect to both liquidity and cash flow, we ended 2014 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.0 at December 31, 2014 compares to the working capital ratio of 1.2 at December 31, 2013. Receivables and inventories are at normally low seasonal levels and cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2014 increased $12.6 million to $337.1 million from $324.5 million in 2013. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2014 over 2013.

Net cash from operating activities in 2013 increased $38.5 million to $324.5 million from $285.9 million in 2012. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2013 over 2012 and a positive change in working capital.

Investing Activities

Investing activities consist principally of capital investments we make in our parks and resort properties. During 2014, cash spent on capital expenditures totaled $166.7 million as we continued to reinvest in our properties and expand our capital program. During the year we also sold a non-core asset for net proceeds of $1.4 million. During 2013, cash spent on capital expenditures totaled $120.4 million and we sold a non-core asset for net proceeds of $15.3 million.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2015 operating season, we will be investing approximately $170 million in capital investments across our properties. Highlights of the 2015 program include Fury 325, the world’s longest Giga Coaster at the entrance to Carowinds; Rougarou, a newly retrofitted, floorless coaster at Cedar Point; and Voyage to the Iron Reef, the second-generation of our Amusement Dark attractions delivering reprogrammable digital entertainment to scale at Knott's Berry Farm. Further, there will be major waterpark expansions at Valleyfair and Kings Dominion, new family rides at California’s Great America and Kings Island, and additional entertainment offerings and guest amenities at all of our parks. Additional infrastructure upgrades across our properties will include the complete renovation of our Cedar Point beachfront hotel (the historic Breakers Hotel), the group and catering pavilions at Cedar Point, and the second phase of FunTV providing guest information and entertainment at all of our parks.

Financing Activities

Net cash utilized for financing activities in 2014 totaled $155.2 million, compared with $178.3 million in 2013. This decrease in net cash utilized for financing activities is due to an increase in borrowings on notes and lower debt issuance costs, partially offset by an increase in distributions in 2014.

Liquidity and Capital Resources

In June of 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024, in a private placement. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% senior unsecured notes that were scheduled to mature in 2018, to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.

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

Concurrently with the March 2013 offering, we entered into a new $885 million agreement (as amended, the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and bear an interest rate at a rate of LIBOR ("London Interbank Borrowing Rate") plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually and allows interest to be paid on a 30-, 60-, or 90-day basis. The Partnership is currently paying interest on a 30-day basis. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit agreement are collateralized by substantially all of the assets of the Partnership.

The Partnership's March 2013 notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.25%, together with accrued and unpaid interest.

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
On December 31, 2014, we had $608.9 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.3 million at December 31, 2014, we had $238.7 million of available borrowings under our revolving credit facility. The maximum outstanding balance under our revolving credit facility during 2014 was $85.0 million. During the fourth quarter of 2014, $10.0 million of term debt was prepaid, which results in no amortizing amounts being due until the third quarter of 2016.
We have entered into several interest rate swaps that effectively fix all of our variable rate debt payments. As of December 31, 2014 and December 31, 2013, we had $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our swap arrangements is provided in Note 6 to our Consolidated Financial Statements.
In comparison, on December 31, 2013, we had $618.9 million of variable-rate term debt, $901.8 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.3 million at December 31, 2013, we had $238.7 million of available borrowings under our revolving credit facility. The maximum outstanding balance under our revolving credit facility during 2013 was $123.0 million. During the fourth quarter of 2013, $8.0 million of term debt was prepaid.
On December 31, 2014, the fair market value of the current and long-term portions of our swap portfolio were $11.8 million and $14.6 million, respectively. On December 31, 2013, the liability was all long-term and totaled $26.7 million. The current and long-term amounts for 2014 and 2013 were recorded in "Current Derivative Liability" and "Derivative Liability," respectively. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. This ratio was set at a maximum of 6.00x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA as of December 31, 2014 and was set at a maximum of 6.25x as of December 31, 2013. As of December 31, 2014 and 2013, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 3.61x and 3.59x, providing $171.5 million and $180.1 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratios, respectively. The maximum permitted Consolidated Leverage Ratio will decrease 0.25x each second quarter until it reaches 5.25x. The Partnership was in compliance with all other credit agreement covenants as of December 31, 2014 and 2013. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments is permitted should our pro forma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x. As of December 31, 2014 and 2013, the Partnership’s Total Indebtedness-to-Consolidated-Cash-Flow (as defined) ratio were both 3.65x, providing $116.0 million and $98.2 million of Consolidated Cash Flow cushion on the Consolidated-Cash-Flow Ratios, respectively. The Partnership was in compliance with all other indenture covenants as of December 31, 2014 and 2013.
As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
In accordance with these debt provisions, on November 6, 2014, we announced the declaration of a distribution of $0.75 per limited partner unit, which was paid on December 15, 2014, and on February 25, 2015 we announced the declaration of a distribution of $0.75 per limited partner unit, payable March 25, 2015.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2014 (in millions):

	Payments Due by Period
					2020 -
	Total	2015	2016-2017	2018-2019	Thereafter

Long-term debt (1)	$2,117,345	$89,565	$172,804	$164,099	$1,690,877
Capital expenditures (2)	172,071	158,375	13,696	—	—
Lease & other obligations (3)	157,212	21,469	15,692	13,008	107,043
Total	$2,446,628	$269,409	$202,192	$177,107	$1,797,920

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming current LIBOR interest rates, and the impact of our various derivative contracts. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2014.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $16.3 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2014. We have no other significant off-balance sheet financing arrangements.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from fluctuations in interest rates and to currency exchange rates on our operations in Canada, and from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.
We manage interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps to fix some or all of our variable-rate long-term debt. Translation exposures with regard to our Canadian operations are not hedged.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as “Net effect of swaps” in the consolidated statement of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap and reported as a component of “Net effect of swaps” in the consolidated statement of operations.
After considering the impact of interest rate swap agreements, as of December 31, 2014, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $18 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $5.3 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $6.8 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.4 million decrease in annual operating income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2014 and 2013 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2014
1st Quarter	$40,466	$(71,577)	$(83,540)	$(1.51)	$(1.51)
2nd Quarter (1)	363,014	91,847	43,902	0.79	0.79
3rd Quarter	595,318	252,933	161,902	2.92	2.90
4th Quarter (2)	160,807	5,129	(18,049)	(0.32)	(0.32)
	$1,159,605	$278,332	$104,215	$1.88	$1.86
2013
1st Quarter (3)	$41,799	$(66,320)	$(109,126)	$(1.95)	$(1.95)
2nd Quarter	361,620	97,455	47,390	0.85	0.85
3rd Quarter	592,076	266,723	190,424	3.43	3.41
4th Quarter	139,077	3,903	(20,484)	(0.37)	(0.37)
	$1,134,572	$301,761	$108,204	$1.95	$1.94

(1)	The second quarter of 2014 included a charge of $29.3 million for the loss on early extinguishment of debt due to the June 2014 refinancing.

(2)	The fourth quarter of 2014 included a non-cash charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom.

(3)	The first quarter of 2013 included a non-cash charge of $34.6 million for the loss on early extinguishment of debt due to the March 2013 refinancing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Partnership's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 26, 2015

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2014	12/31/2013
ASSETS
Current Assets:
Cash and cash equivalents	$131,840	$118,056
Receivables	27,395	21,333
Inventories	25,883	26,080
Current deferred tax asset	9,265	9,675
Other current assets	9,334	11,353
	203,717	186,497
Property and Equipment:
Land	276,297	283,313
Land improvements	366,863	350,869
Buildings	599,907	584,659
Rides and equipment	1,535,705	1,494,112
Construction in progress	70,431	44,550
	2,849,203	2,757,503
Less accumulated depreciation	(1,322,652)	(1,251,740)
	1,526,551	1,505,763
Goodwill	228,291	238,089
Other Intangibles, net	38,191	39,471
Other Assets	41,569	44,807
	$2,038,319	$2,014,627
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$23,933	$13,222
Deferred revenue	61,161	44,521
Accrued interest	9,916	23,201
Accrued taxes	21,800	19,481
Accrued salaries, wages and benefits	34,102	29,200
Self-insurance reserves	23,377	23,653
Current derivative liability	11,791	—
Other accrued liabilities	12,139	5,521
	198,219	158,799
Deferred Tax Liability	152,513	158,113
Derivative Liability	14,649	26,662
Other Liabilities	17,871	11,290
Long-Term Debt:
Term debt	608,850	618,850
Notes	950,000	901,782
	1,558,850	1,520,632
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	1	2
Limited partners, 55,828, and 55,716 units outstanding at December 31, 2014 and December 31, 2013, respectively	101,556	148,847
Accumulated other comprehensive loss	(10,630)	(15,008)
	96,217	139,131
	$2,038,319	$2,014,627

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2014	2013	2012
Net revenues:
Admissions	$661,455	$647,007	$612,069
Food, merchandise and games	365,528	356,105	342,214
Accommodations and other	132,622	131,460	114,171
	1,159,605	1,134,572	1,068,454
Costs and expenses:
Cost of food, merchandise and games revenues	95,208	91,772	95,048
Operating expenses	496,079	472,344	451,403
Selling, general and administrative	156,864	152,412	138,311
Depreciation and amortization	124,286	122,487	126,306
Loss on impairment / retirement of fixed assets, net	9,757	2,539	30,336
Gain on sale of other assets	(921)	(8,743)	(6,625)
	881,273	832,811	834,779
Operating income	278,332	301,761	233,675
Interest expense	96,286	103,071	110,619
Net effect of swaps	(2,062)	6,883	(1,492)
Loss on early debt extinguishment	29,261	34,573	—
Unrealized/realized foreign currency (gain) loss	40,873	28,941	(8,998)
Other income	(126)	(154)	(68)
Income before taxes	114,100	128,447	133,614
Provision for taxes	9,885	20,243	31,757
Net income	104,215	108,204	101,857
Net income allocated to general partner	1	1	1
Net income allocated to limited partners	$104,214	$108,203	$101,856

Net income	$104,215	$108,204	$101,857
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	5,931	2,756	369
Unrealized income (loss) on cash flow hedging derivatives	(1,553)	10,736	139
Other comprehensive income, (net of tax)	4,378	13,492	508
Total comprehensive income	$108,593	$121,696	$102,365
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,548	55,476	55,518
Net income per limited partner unit	$1.88	$1.95	$1.83
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	55,992	55,825	55,895
Net income per limited partner unit	$1.86	$1.94	$1.82

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,215	$108,204	$101,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	124,286	122,487	126,306
Non-cash equity based compensation expense	9,668	6,391	4,476
Loss on early debt extinguishment	29,261	34,573	—
Loss on impairment / retirement of fixed assets, net	9,757	2,539	30,336
Gain on sale of other assets	(921)	(8,743)	(6,625)
Net effect of swaps	(2,062)	6,883	(1,492)
Amortization of debt issuance costs	4,602	6,130	10,417
Non-cash foreign currency loss (gain) on debt	39,088	27,786	(8,758)
Non-cash deferred income tax expense (benefit)	(2,961)	3,348	27,502
Excess tax benefit from unit-based compensation expense	(140)	(855)	(1,208)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(6,235)	(6,257)	(10,543)
(Increase) decrease in inventories	46	1,535	5,251
(Increase) decrease in current assets	1,949	(317)	3,923
(Increase) decrease in other assets	1,072	(1,737)	(2,739)
Increase (decrease) in accounts payable	884	174	170
Increase (decrease) in deferred revenue	16,965	5,491	9,804
Increase (decrease) in accrued interest	(12,554)	8,714	(587)
Increase (decrease) in accrued taxes	2,319	1,690	1,883
Increase (decrease) in accrued salaries and wages	4,998	4,440	(8,576)
Increase (decrease) in self-insurance reserves	(133)	(136)	2,625
Increase (decrease) in other current liabilities	6,630	(386)	(1,986)
Increase (decrease) in other liabilities	6,369	2,503	3,897
Net cash from operating activities	337,103	324,457	285,933
CASH FLOWS FOR INVESTING ACTIVITIES
Proceeds from the sale of other assets	1,377	15,297	16,058
Capital expenditures	(166,719)	(120,448)	(96,232)
Net cash for investing activities	(165,342)	(105,151)	(80,174)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	—	630,000	—
Note borrowings	450,000	500,000	—
Derivative settlement	—	—	(50,450)
Term debt payments, including early termination penalties	(10,000)	(1,142,250)	(25,000)
Note payments, including early termination penalties	(426,148)	—	—
Distributions paid to partners	(159,432)	(143,457)	(88,813)
Payment of debt issuance costs	(9,795)	(23,532)	—
Exercise of limited partnership unit options	—	52	76
Excess tax benefit from unit-based compensation expense	140	855	1,208
Net cash for financing activities	(155,235)	(178,332)	(162,979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,742)	(1,748)	526
CASH AND CASH EQUIVALENTS
Net increase for the year	13,784	39,226	43,306
Balance, beginning of year	118,056	78,830	35,524
Balance, end of year	$131,840	$118,056	$78,830

For the years ended December 31,	2014	2013	2012
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$104,198	$90,834	$101,883
Interest capitalized	2,983	1,610	1,322
Cash payments for income taxes, net of refunds	11,162	14,822	1,783
Capital expenditures in accounts payable	12,262	4,099	1,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2014	2013	2012

Limited Partnership Units Outstanding
Beginning balance	55,716	55,618	55,346
Limited partnership unit options exercised	19	6	16
Limited partnership unit forfeitures	(2)	(1)	—
Issuance of limited partnership units related to compensation	95	93	256
	55,828	55,716	55,618
Limited Partners’ Equity
Beginning balance	$148,847	$177,660	$160,068
Net income	104,214	108,203	101,856
Partnership distribution declared (2014 - $2.85; 2013 - $2.58; 2012 - $1.60)	(159,430)	(143,457)	(88,813)
Expense recognized for limited partnership unit options	890	903	345
Cash received for limited partnership unit options exercised	—	52	76
Tax effect of units involved in option exercises and treasury unit transactions	140	855	1,208
Issuance of limited partnership units related to compensation	6,895	4,631	2,920
	101,556	148,847	177,660
General Partner’s Equity
Beginning balance	2	1	—
Partnership distribution declared	(2)	—	—
Net income	1	1	1
	1	2	1
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5	(2,751)	(3,120)
Current year activity, net of tax ($3,410) in 2014, ($1,586) in 2013, ($213) in 2012)	5,931	2,756	369
	5,936	5	(2,751)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,013)	(25,749)	(25,888)
Current year activity, net of tax ($288 in 2014, ($1,745) in 2013, ($210) in 2012)	(1,553)	10,736	139
	(16,566)	(15,013)	(25,749)
	(10,630)	(15,008)	(28,500)
Total Partners’ Equity	$96,217	$139,131	$154,451
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2014 there were 55,827,658 outstanding limited partnership units listed on The New York Stock Exchange, net of 1,234,325 units held in treasury. At December 31, 2013, there were 55,716,300 outstanding limited partnership units listed, net of 1,345,683 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's 2013 Credit Agreement, the General Partner paid $2.85 per limited partner unit in distributions, or approximately $159.4 million in aggregate, in 2014.

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

In 2014, the Partnership recognized a $40.9 million charge to earnings for unrealized/realized foreign currency losses, $39.1 million related to U.S.-dollar denominated debt held at its Canadian property. In 2013, the Partnership recognized a $28.9 million charge to earnings for unrealized/realized foreign currency losses, $27.8 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated notes held at its Canadian property. In 2012, the Partnership recognized a $9.0 million benefit to earnings for unrealized/realized foreign currency gain, $8.8 million of which represented an unrealized foreign currency gain on the U.S.-dollar denominated notes held at its Canadian property. All other transaction gains and losses included in the 2014, 2013 and 2012 consolidated statements of operations were not material.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $124.3 million in 2014, $122.4 million in 2013, and $126.3 million in 2012. In 2014 and 2012, charges for the impairment of assets at Wildwater Kingdom of $2.4 million and $25.0 million were recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income and are discussed in detail in Note 3. In 2014, 2013, and 2012, the remaining amounts recorded for "Loss on impairment / retirement of fixed assets, net" related to the retirement of fixed assets during the normal course of business. In 2014, 2013, and 2012, three non-core assets were sold for gains of $0.9 million, $8.7 million, and $6.6 million which were recorded in "Gain on sale of other assets" on the consolidated statement of operations and comprehensive income.

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

Goodwill     FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. The Partnership performed its annual goodwill impairment tests as of December 31, 2014 and concluded there was no impairment of the carrying value of the goodwill.

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

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2014 and 2013 the accrued reserves totaled $23.4 million and $23.7 million, respectively.

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

Revenue Recognition    Revenues on multi-use tickets are recognized over the estimated number of uses expected for each type of ticket, and are adjusted periodically during the season. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues. Revenues on multi-use tickets for the next operating season, are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings, are included in Accommodations and other revenue.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $58.4 million in 2014, $57.8 million in 2013 and $55.4 million in 2012. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in other current assets.

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

Income Taxes    The Partnership's legal entity structure includes both partnerships and corporate subsidiaries. As a publicly traded partnership, the Partnership is subject to an entity-level tax (the "PTP tax"). Accordingly, the Partnership itself is not subject to corporate income taxes; rather, the Partnership's tax attributes (except those of the corporate subsidiaries) are included in the tax returns of its partners. The Partnership's corporate subsidiaries are subject to entity-level income taxes.

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

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2014	2013	2012
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,548	55,476	55,518
Effect of dilutive units:
Deferred units (Note 7)	6	—	—
Performance units (Note 7)	31	—	—
Restricted units (Note 7)	195	103	37
Unit options (Note 7)	123	59	6
Phantom units (Note 7)	89	187	334
Diluted weighted average units outstanding	55,992	55,825	55,895
Net income per unit - basic	$1.88	$1.95	$1.83
Net income per unit - diluted	$1.86	$1.94	$1.82

Weighted average unit options of 0, 5,000, and 12,000 were excluded from the diluted earnings per unit calculation as they were anti-dilutive for 2014, 2013, and 2012, respectively.

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

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as other information about those obligations. The amendments in the Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership adopted this guidance in 2014 (see Note 13).

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

At the end of the fourth quarter of 2014, the Partnership concluded based on current operating results and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that the park's fixed assets were impaired by $2.4 million. A charge for this amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
($'s in thousands)
Balance at December 31, 2012	$326,089	$(79,868)	$246,221
Foreign currency exchange translation	(8,132)	—	(8,132)
Balance at December 31, 2013	317,957	(79,868)	238,089
Foreign currency exchange translation	(9,798)	—	(9,798)
Balance at December 31, 2014	$308,159	$(79,868)	$228,291

The Partnership's other intangible assets consisted of the following at December 31, 2014 and 2013:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	($'s in thousands)
December 31, 2014
Other intangible assets:
Trade names	—	$37,683	$—	$37,683
License / franchise agreements	13.5 years	818	310	508
Total other intangible assets	13.5 years	$38,501	$310	$38,191

December 31, 2013
Other intangible assets:
Trade names	—	$39,070	$—	$39,070
License / franchise agreements	14.7 years	800	399	401
Total other intangible assets	14.7 years	$39,870	$399	$39,471

Amortization expense of other intangible assets for 2014, 2013, and 2012 was immaterial and is expected to be immaterial going forward.

(5) Long-Term Debt:

Long-term debt at December 31, 2014 and 2013:

($'s in thousands)	2014	2013

Revolving credit facility (due 2018)	$—	$—
Term debt (1)
March 2013 U.S. term loan averaging 3.25% at 2013 (due 2013-2020)	608,850	618,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	—
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000
July 2010 U.S. fixed rate note at 9.125% (due 2018)	—	401,782
	1,558,850	1,520,632
Less: current portion	—	—
	$1,558,850	$1,520,632

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6).

In July 2010, the Partnership issued $405 million of 9.125% senior unsecured notes, maturing in 2018, in a private placement, including $5.6 million of original issue discount to yield 9.375%. Concurrently with this offering, the Partnership entered into a new $1,435 million credit agreement (the 2010 Credit Agreement), which included a $1,175 million senior secured term loan facility and a $260 million senior secured revolving credit facility.

In February 2011, the Partnership amended its 2010 Credit Agreement (as so amended, the “Amended 2010 Credit Agreement”) to extend the maturity date of the U.S. term loan portion of the credit facilities by one year. The extended U.S. term loan was scheduled to mature in December 2017 and bore interest at a rate of LIBOR plus 300 bps, with a LIBOR floor of 100 bps.

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes, maturing in 2021, in a private placement. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (as amended, the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The Partnership has historically used LIBOR as its rate for borrowings. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. During the fourth quarter of 2014, $10 million of term debt was prepaid, resulting in no amortizing amounts due until the third quarter of 2016. The net proceeds from the notes issued in March 2013 and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the notes and co-borrowers of the senior secured credit facilities. In December 2014, the Partnership amended its credit agreement in order to add Millennium Operations, LLC, a newly converted wholly-owned limited liability company, as a co-borrower in connection with the Partnership's on-going long term tax planning efforts. The amendment is effective beginning on January 1, 2015. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

Revolving Credit Loans    Terms of the 2013 Credit Agreement include a combined $255 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 basis points (bps). The revolving credit facility, which matures in March 2018, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2014, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $16.3 million. After letters of credit, the Partnership had $238.7 million of available borrowings under its revolving credit facility as of December 31, 2014. The maximum outstanding balance during 2014 was $85.0 million under the revolving credit facility. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the 2013 Credit Agreement include a $630 million U.S. term loan maturing in March 2020. As of December 31, 2014, the U.S. term loan bore interest at a rate of LIBOR plus 250 bps, with a LIBOR floor of 75 bps.

At December 31, 2014, the scheduled annual maturities of term debt were as follows ($'s in thousands):

	2015	2016	2017	2018	2019	2020	Total
U.S. Term loan maturing in 2020	$—	$2,475	$6,300	$6,300	$6,300	$587,475	$608,850

The fair value of the term debt at December 31, 2014, was approximately $605.8 million, based on borrowing rates available as of that date to the Partnership on long-term debt with similar terms and maturities. The fair value of the outstanding debt at December 31, 2013, was approximately $620.4 million, based on borrowing rates available to the Partnership on long-term debt with similar terms and maturities at December 31, 2013. These borrowing rates used to value the term debt as of December 31, 2014 and 2013, respectively, are considered Level 2 inputs in the fair value hierarchy. See Note 11 for further detail about fair value measurements.

The Partnership may prepay some or all of its term debt maturing in 2020 without premium or penalty at any time.

Notes    The notes issued by the Partnership in March 2013 pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to March 15, 2016, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.25%, together with accrued and unpaid interest.

The notes issued by the Partnership in June 2014 pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to June 1, 2017, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% together with accrued and unpaid interest.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

The fair value of the notes at December 31, 2014, was approximately $952.4 million based borrowing rates available to the Partnership as of that date on notes with similar terms and maturities. The fair value of the notes at December 31, 2013, was approximately $933.2 million, based on borrowing rates available to the Partnership as of that date on notes with similar terms and maturities. These borrowing rates used to value the March 2013 and June 2014 notes as of December 31, 2014 and 2013, respectively, are considered Level 2 inputs in the fair value hierarchy. See Note 11 for further detail about fair value measurements.

Covenants     The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. This ratio was set at a maximum of 6.00x Consolidated Total Debt (excluding the revolving debt)-to-Consolidated EBITDA as of December 31, 2014 and at a maximum of 6.25x as of December 31, 2013. As of December 31, 2014 and 2013, the Partnership’s Consolidated Total Debt (excluding revolving debt)-to-Consolidated EBITDA (as defined) ratio was 3.61x and 3.59x, providing $171.5 million and $180.1 million of Consolidated EBITDA cushion on the Consolidated Leverage Ratios, respectively. The Partnership was in compliance with all other credit agreement covenants as of December 31, 2014 and 2013. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and subject to compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an excess-cash-flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments is permitted should our pro forma trailing-twelve-month Total Indebtedness-to-Consolidated-Cash-Flow ratio be less than or equal to 5.00x. As of December 31, 2014 and 2013, the Partnership’s Total Indebtedness-to-Consolidated-Cash-Flow (as defined) ratio was 3.65x and 3.65x, providing $116.0 million and $98.2 million of Consolidated Cash Flow cushion on the Consolidated-Cash-Flow ratios, respectively. The Partnership was in compliance with all other indenture agreement covenants as of December 31, 2014 and 2013.

The Partnership's policy is to capitalize interest on major construction projects. In 2014, interest payments of $3.0 million were capitalized, as compared to interest of $1.6 million capitalized in 2013 and $1.3 million capitalized in 2012.

(6) Derivative Financial Instruments:

Derivative financial instruments are used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks. By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, the Partnership is exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that the Partnership believes poses minimal credit risk.
The Partnership does not use derivative financial instruments for trading purposes.
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of December 31, 2014, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.
The fair market value of our swap portfolio was a liability of $26.4 million and $26.7 million, at December 31, 2014 and December 31, 2013, respectively, and was recorded on the consolidated balance sheet as listed below.

($'s in thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(14,649)	$(3,916)
Total derivatives designated as hedging instruments:		(14,649)	(3,916)

Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	(11,791)	—
Interest rate swaps	Derivative Liability	—	(22,746)
Total derivatives not designated as hedging instruments:		(11,791)	(22,746)
Net derivative liability		$(26,440)	$(26,662)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of December 31, 2014 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of December 31, 2014, approximately $4.9 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate that losses of $4.9 million will be reclassified to earnings within the next 12 months.

The following table presents our interest rate swaps, along with their notional amounts and their fixed interest rates which compare to 30 day LIBOR of 0.17% at December 31, 2014.

	Interest Rate Swaps
($'s in thousands)	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Notional Amounts	Fixed Rate	Notional Amounts	Fixed Rate
	$200,000	3.00%	$200,000	2.27%
	100,000	3.00%	150,000	2.43%
	100,000	3.00%	75,000	2.30%
	100,000	2.70%	70,000	2.54%
			50,000	2.54%
			50,000	2.54%
			50,000	2.43%
			50,000	2.29%
			50,000	2.29%
			30,000	2.54%
			25,000	2.30%
Total $'s / Average Rate	$500,000	2.94%	$800,000	2.38%

Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

($'s in thousands):	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain Recognized in Income on Derivative (Ineffective Portion)
	Year ended 12/31/14	Year ended 12/31/13		Year ended 12/31/14	Year ended 12/31/13		Year ended 12/31/14	Year ended 12/31/13
Interest rate swaps	$(10,735)	$(1,650)	Interest Expense	$—	$(2,797)	Net effect of swaps	$—	$3,703

($ in thousands):	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as Cash Flow Hedging Relationships
		Year ended 12/31/14	Year ended 12/31/13
Interest rate swaps	Net effect of swaps	$10,958	$3,547
		$10,958	$3,547

For 2014, the Partnership recognized $11.0 million in income for the gain on the derivatives not designated as cash flow hedges as noted in the table above, $7.9 million of expense representing the amortization of amounts in AOCI for the swaps and $1.0 million of expense related to the write off of OCI balances on our swaps. The net effect of these amounts resulted in a benefit to earnings for the year of $2.1 million recorded in “Net effect of swaps.”
For 2013, the Partnership recognized $7.2 million of gain in income on the ineffective portion of both designated and not designated derivatives as noted in the table above, $6.3 million of expense representing the amortization of amounts in AOCI for the swaps and $7.8 million of expense related to the write off of OCI balances on our swaps. The net effect of these amounts resulted in a charge to earnings for the year of $6.9 million recorded in “Net effect of swaps.”

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

Equity-Based Incentive Plan    The 2008 Omnibus Incentive Plan was approved by the Partnership's unitholders in May of 2008 allowing the award of up to 2.5 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. The 2008 Omnibus Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2008 Omnibus Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and long-term incentive awards.

Compensation Awards Settlable in Cash or Equity

Phantom Units
During 2014, no "phantom units" were awarded. Outstanding "phantom unit" awards generally vest over an approximate four thousand-year period and can be paid with cash, limited partnership units, or a combination of both, as determined by the Compensation Committee. The effect of outstanding "phantom unit” awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $1.7 million, $5.0 million and $3.4 million in compensation expense related to liability “phantom unit” awards was recognized in 2014, 2013 and 2012, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2014, the Partnership had 81,611 “phantom units” outstanding, 80,580 of which have been accrued for as a liability, at the December 31, 2014 closing price of $47.83 per unit. The aggregate market value of the accrued “phantom units” at year-end has been reflected on the Balance Sheet with the current portion recorded in "Accrued salaries, wages and benefits" and the long-term portion recorded in “Other Liabilities.” At December 31, 2014, the liability was all current and totaled $3.9 million. At December 31, 2013, the current and long-term portions were $4.9 million and $3.2 million, respectively. At December 31, 2014, unamortized compensation related to unvested "phantom unit" awards totaled approximately $0.7 million, which is expected to be amortized over a weighted average period of 0.1 years. The Partnership expects to settle 81,611 of these outstanding "phantom units" upon vesting during 2015.

Performance Units
During 2014, 88,544 "performance units” were awarded at a grant price of $54.10 per unit. The number of "performance units” issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be paid with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. The effect of outstanding "performance unit” awards for which the performance condition has been met, has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. The effect of outstanding "performance unit” awards which the performance condition has not been met, has been excluded from the diluted earnings per unit calculation. Approximately $5.3 million, $3.6 million and $3.4 million in 2014, 2013 and 2012, respectively, were recorded in compensation expense related to these types of “performance units” and are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2014, the Partnership had 264,398 of these types of "performance units” outstanding, 168,844 of which have been accrued for as a liability, at the December 31, 2014 closing price of $47.83 per unit. The estimated aggregate market value of "performance units” contingently issuable under these types of awards at year-end has been reflected on the Balance Sheet, with the current portion being recorded in "Accrued salaries, wages and benefits" and the long-term portion in “Other Liabilities.” At December 31, 2014, the current and long-term portions were $3.6 million and $5.2 million, respectively. At December 31, 2013, the liability was all long-term and totaled $3.6 million. At December 31, 2014, unamortized compensation related to unvested "performance unit” awards of this type totaled approximately $7.5 million, which is expected to be amortized over a weighted average period of 1.6 years. The Partnership expects to settle 70,692 of these outstanding "performance units" upon vesting during 2015.

Deferred Units
During 2014, 9,588 "deferred units" were awarded at a grant price of $50.07. Compensation expense related to "deferred units" vest ratably over a 1-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The "deferred units" accumulate distribution-equivalents once fully vested, which will be paid when the restriction ends. The effect of outstanding "deferred unit” awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $0.5 million in 2014 was recorded in compensation expense related to "deferred units" and is included in "Selling, General, and Administrative Expense" in the accompanying Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2014, no distribution equivalents were accrued for "deferred unit" awards.

At December 31, 2014, the Partnership had 9.588 "deferred units” outstanding and vested, at the December 31, 2014 closing price of $47.83 per unit. The estimated aggregate market value of the "deferred units” at year-end has been reflected as a liability on the Balance Sheet, with the current portion being recorded in "Accrued salaries, wages and benefits" and the long-term portion in “Other Liabilities.” At December 31, 2014, the market value of the current and long-term portions totaled $0.5 million. At December 31, 2014, there is no unamortized compensation related to unvested "deferred unit” awards. The Partnership does not expect to settle any of these outstanding "deferred units" during 2015.

Compensation Awards Settlable in Equity

Performance Units
During 2014, 124,234 "performance units” were awarded at a grant price of $50.95 per unit. The number of "performance units” issuable under this award is contingently based upon certain performance targets over a three-year period and this award would be paid out in December of the following two years in limited partnership units and the forfeitable distribution equivalents would be paid in cash. The effect of outstanding "performance unit” awards for which the performance condition has been met, has been included in the diluted earnings per unit calculation. The effect of outstanding "performance unit” awards which the performance condition has not been meet, has been excluded from the diluted earnings per unit calculation. Approximately $1.4 million in 2014 was recorded in compensation expense related to “performance units” under this award and is included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2014, the Partnership had 124,234 of these "performance units” outstanding, 27,953 of which have been accrued for within equity. At December 31, 2014, unamortized compensation related to these unvested "performance unit” awards totaled approximately $4.9 million, which is expected to be amortized over a weighted average period of 3.9 years. The Partnership does not expect to settle any of these outstanding "performance units" during 2015.

Restricted Units
During 2014, 66,550 "restricted units" were awarded at a weighted-average grant price of $53.77. Compensation expense related to restricted units vest ratably over a three-year period and the restrictions on these units lapse upon vesting. During the time of restriction, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, will be paid in the form accrued. Approximately $3.7 million, $2.6 million, and $1.2 million in 2014, 2013, and 2012, respectively, were recorded in compensation expense related to "restricted units" and are included in "Selling, General, and Administrative Expense" in the accompanying Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2014, the amount of forfeitable distribution equivalents accrued and recorded on the Balance Sheet in "Other Liabilities" was approximately $1.5 million.

At December 31, 2014, the Partnership had 201,168 "restricted units" outstanding, 122,099 of which have been accrued for within equity. The intrinsic value of "restricted units" for which expense was accrued in 2014 was approximately $0.9 million. At December 31, 2014, unamortized compensation expense related to unvested "restricted unit" awards totaled approximately, $3.6 million, which is expected to be amortized over a weighted average period of 1.7 years. The Partnership expects to settle 157,157 of these outstanding "restricted units" upon vesting during 2015.

Unit Options
The Partnership's "Unit Options" are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. The "Unit Options" granted in 2013 and 2012 vest ratably over a three-year period and have a maximum term of ten years. As of December 31, 2014, the Partnership had 622,316 fixed-price "unit options" outstanding under the 2008 Omnibus Incentive Plan.

No "unit options" were granted during 2014. During 2013, 413,248 unit options were granted at a fair value of $3.47.  The significant assumptions used in the Black Scholes model to determine the fair value of these "unit options" include the "unit option" exercise price equal to the grant price, the "unit options" have a maximum term of ten years, the expected volatility is 30.1%, the assumed risk-free interest rate is 1.88% and the units receive an annual distribution of $2.50 per unit. During 2012, 280,672 "unit options" were granted at a fair value of $4.92.  The significant assumptions used to determine the fair value of these "unit options" include the "unit option" exercise price equals the grant price, the "unit options" have a maximum term of ten years, the expected volatility is 37.2%, the assumed risk-free interest rate is 2.31% and the units receive an annual distribution of $1.60 per unit. Non-cash compensation expense relating to unit options in 2014, 2013, and 2012 totaled $0.9 million, $0.9 million, and $0.3 million, respectively.

A summary of "unit option" activity in 2014 and 2013 is presented below:

	2014		2013
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	684,822	$33.97	294,022	$29.45
Granted	—	—	413,248	36.95
Exercised	(49,656)	32.93	(16,278)	28.36
Forfeited	(12,850)	34.96	(6,170)	32.93
Outstanding, end of year	622,316	$34.03	684,822	$33.97
Options exercisable, end of year	476,043	$33.45	274,252	$32.61

Cash received from "unit option" exercises totaled approximately $0 in 2014, $52,000 in 2013 and $76,000 in 2012.

The following table summarizes information about vested "unit options" outstanding at December 31, 2014:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at year-end	$29.53	—	$36.95	476,043	7.7 years	$33.45

Aggregate intrinsic value ($'s in thousands)				$6,843

A summary of the status of the Partnership's nonvested "unit options" at December 31, 2014 is presented below:

	Unit Options	Weighted Average Exercise Price
Nonvested, beginning of year	410,570	$34.88
Granted, net of forfeitures	—	—
Vested	(201,791)	34.60
Exercised	(49,656)	32.93
Forfeited	(12,850)	$34.96
Nonvested, end of year	146,273	$35.92

The total intrinsic value of "unit options" exercised during the years ended December 31, 2014, 2013 and 2012 were $1.0 million, $0.2 million, and $0.4 million, respectively.

The Partnership had 146,273 unvested "unit options" at December 31, 2014. In addition, the Partnership had $0.5 million of unamortized compensation expense related to unvested "unit options" which is expected to be amortized over a weighted average period of 0.9 years.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy "unit option" exercises and expects its treasury unit balance to be sufficient for 2015, based on estimates of "unit option" exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.3 million in 2014, $4.4 million in 2013 and $3.9 million in 2012. Additionally, the Partnership has a trusteed, contributory retirement plan for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $2.1 million in 2014, $1.9 million in 2013 and $1.7 million in 2012.

In addition, approximately 219 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.5 million, $1.3 million and $1.3 million were contributed for the years ended December 31, 2014, 2013, and 2012, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2014 tax provision totals $9.9 million, which consists of an $9.6 million provision for the PTP tax and a $0.3 million provision for income taxes. This compares to the Partnership's 2013 tax provision of $20.2 million, which consisted of a $9.6 million provision for the PTP tax and a $10.6 million provision for income taxes, and the 2012 tax provision of $31.8 million, which consisted of a $8.7 million provision for the PTP tax and a $23.0 million provision for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

($'s in thousands)	2014	2013	2012

Domestic	$186,389	$159,256	$113,132
Foreign	(72,289)	(30,809)	20,482
	$114,100	$128,447	$133,614

The provision (benefit) for income taxes is comprised of the following:

($'s in thousands)	2014	2013	2012

Income taxes:
Current federal	$4,513	$5,398	$(1,081)
Current state and local	1,413	1,436	743
Current foreign	(2,692)	412	(4,152)
Total current	3,234	7,246	(4,490)
Deferred federal, state and local	9,239	9,989	9,237
Deferred foreign	(12,200)	(6,641)	18,265
Total deferred	(2,961)	3,348	27,502
	$273	$10,594	$23,012

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

($'s in thousands)	2014	2013	2012

Income tax provision based on the U.S. federal statutory tax rate	$39,935	$44,956	$46,765
Partnership income not includible in corporate income	(39,922)	(31,574)	(21,273)
State and local taxes, net of federal income tax benefit	1,786	2,459	3,486
Valuation allowance	(1,112)	(4,460)	(6,030)
Tax credits	(997)	(1,303)	(2,100)
Nondeductible expenses and other	583	516	2,164
	$273	$10,594	$23,012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

($'s in thousands)	2014	2013

Deferred tax assets:
Options and deferred compensation	$12,476	$11,086
Accrued expenses	7,380	6,369
Foreign tax credits	16,844	24,300
Tax attribute carryforwards	7,906	8,566
Derivatives	3,044	4,377
Foreign currency	2,645	—
Deferred revenue	4,841	1,383
Other	483	402
Deferred tax assets	55,619	56,483
Valuation allowance	(5,680)	(6,792)
Net deferred tax assets	49,939	49,691
Deferred tax liabilities:
Property	(182,434)	(190,175)
Intangibles	(10,753)	(7,569)
Foreign currency	—	(385)
Deferred tax liabilities	(193,187)	(198,129)
Net deferred tax liability	$(143,248)	$(148,438)

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2013, the Partnership had recorded an $6.8 million valuation allowance related to a $24.3 million deferred tax asset for foreign tax credit carryforwards.  The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2014, the Partnership reduced the valuation allowance recorded by $1.1 million related to $7.5 million of foreign tax credits utilized.  This compares to the reduction of the valuation allowance of $4.5 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. Further, the Partnership believes based on its update of long term estimates of domestic and foreign source income that no additional adjustments to the valuation allowance are warranted.  As of December 31, 2014, the Partnership had $16.8 million of deferred tax assets associated with the foreign tax credit carryforwards and a related $5.7 million valuation allowance.

Additionally, as of December 31, 2014, the Partnership had $7.9 million of tax attribute carryforwards consisting of alternative minimum tax credits ($1.2 million), general business credits ($3.2 million) and the tax effect of state net operating loss carryforwards ($3.5 million). Alternative minimum tax credits do not expire. Unused general business credits will begin to expire in 2027. Unused state net operating loss carryforwards will expire from 2018 to 2028. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

The net current and non-current components of deferred taxes recognized as of December 31, 2014 and 2013 in the consolidated balance sheets are as follows:

($'s in thousands)	2014	2013

Net current deferred tax asset	$9,265	$9,675
Net non-current deferred tax liability	(152,513)	(158,113)
Net deferred tax liability	$(143,248)	$(148,438)

The Partnership has recorded a deferred tax liability of $4.3 million and a deferred tax liability of $1.2 million as of December 31, 2014 and 2013, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has unrecognized income tax benefits as of December 31, 2014. The following is a reconciliation of beginning and ending unrecognized tax benefits:

($'s in thousands)
Balance at December 31, 2012	$1,100
Increase from 2013 tax positions	—
Increase from 2012 tax positions	—
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	—
Balance at December 31, 2013	1,100
Increase from 2014 tax positions	—
Increase from 2013 tax positions	100
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	—
Balance at December 31, 2014	$1,200

At December 31, 2014 a total of $1.2 million of unrecognized tax benefits was recorded for state and local income tax positions. There were $1.1 million of unrecognized tax positions during 2013 and $1.1 million unrecognized tax positions during 2012. If recognized, the tax benefits would decrease the Partnership taxes by $1.2 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.4 million and penalties of $0.2 million during 2014. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2010.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows ($'s in thousands):

2015	$8,823
2016	8,060
2017	7,632
2018	6,937
2019	6,071
Thereafter	107,043
$144,566

The amount due after 2019 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for 2014, 2013 and 2012 totaled $12.7 million, $12.7 million and $12.0 million, respectively.

Contingencies
The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this document, are expected to have a material effect in the aggregate on the Partnership's financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of liabilities measured at fair value as of December 31, 2014 and 2013 on a recurring basis:

($'s in thousands)	Total	Level 1	Level 2	Level 3

December 31, 2014
Interest rate swap agreements (1)	$(14,649)	$—	$(14,649)	$—
Interest rate swap agreements (2)	(11,791)	—	(11,791)	—
Total	$(26,440)	$—	$(26,440)	$—

December 31, 2013
Interest rate swap agreements (1)	$(3,916)	$—	$(3,916)	$—
Interest rate swap agreements (3)	(22,746)	—	(22,746)	—
Total	$(26,662)	$—	$(26,662)	$—

(1)	Designated as hedging instruments and included in "Derivative Liability" on the Consolidated Balance Sheet

(2)	Not designated as hedging instruments and included in "Current Derivative Liability" on the Consolidated Balance Sheet

(3)	Not designated as hedging instruments and included in "Derivative Liability" on the Consolidated Balance Sheet

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR, that are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the derivative liabilities by approximately $0.8 million as of December 31, 2014. The Partnership monitors the credit and non-performance risk associated with its derivative counter-parties and believes them to be insignificant and not warranting a credit adjustment at December 31, 2014.

At the end of the fourth quarter of 2014, the Partnership concluded based on 2014 operating results and updated forecasts for the coming years, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that the park's fixed assets were impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the assets were marked to a fair value of $17.1 million, resulting in an impairment charge of $2.4 million for operating assets during the quarter. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.
At the end of the third quarter in 2012, the Partnership concluded based on operating results, as well as updated forecasts, and changes in market conditions, that a review of the carrying value of long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that a portion of the park's fixed assets were impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the assets were marked to a fair value of $19.8 million, resulting in an impairment charge of $25.0 million for operating and non-operating assets during the quarter. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.
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

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):

The following tables reflect the changes in AOCI related to limited partners' equity for the twelve-month period ended December 31, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
($'s in thousands)
	Unrealized income	Foreign currency
	on cash flow hedges	translation adjustment	Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $1,630 and $(3,410)	(9,105)	5,931	(3,174)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,341) (2)	7,552	—	7,552

Net current-period other comprehensive income	(1,553)	5,931	4,378

December 31, 2014	$(16,566)	$5,936	$(10,630)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
($'s in thousands)
	Unrealized income	Foreign currency
	on cash flow hedges	translation adjustment	Total
Balance at December 31, 2012	(25,749)	(2,751)	(28,500)

Other comprehensive income before reclassifications, net of tax $405 and ($1,586)	(1,246)	2,756	1,510

Amounts reclassified from accumulated other comprehensive income, net of tax ($2,150) (2)	11,982	—	11,982

Net current-period other comprehensive income	10,736	2,756	13,492

December 31, 2013	(15,013)	5	(15,008)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
($' in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	12 Months ended 12/31/14	12 months ended 12/31/13
Interest rate swaps	$8,893	$14,132	Net effect of swaps
	$8,893	$14,132	Total before tax
	(1,341)	(2,150)	Provision (benefit) for taxes
	$7,552	$11,982	Net of tax

(1) Amounts in parentheses indicate gains.

(13) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 5.375% and 5.25% notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, December 31, 2013, and December 31, 2012. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

The Partnership adopted ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" as of January 1, 2014. The debt disclosed on the consolidating balance sheets as of December 31, 2014 and December 31, 2013 reflect the adoption of this guidance. For the period ended December 31, 2013, the debt disclosed and related items have been adjusted to reflect only the amounts of debt Cedar Fair, L.P, Cedar Canada, and Magnum have recorded on their books.

In addition to making the retrospective adjustments to the balance sheets related to the adoption of ASU 2013-04, the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012 have been revised to correct the presentation of certain intercompany transactions previously recorded as cash flows from operating activities and the presentation of an intercompany term debt receipt previously recorded as cash flows from financing activities. A summary of the changes are below:

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$304,815	$37,035	$30,786	$45,916	$(94,095)	$324,457
Investment in joint ventures and affiliates	(29,812)	(24,552)	(33,113)	(6,618)	94,095	—
Intercompany receivables (payments) receipts	—	(44,023)	—	55,136	(11,113)	—
Intercompany payables (payments) receipts	(112,553)	54,236	3,117	44,087	11,113	—
Dividends paid	—	—	13,173	—	(13,173)	—
As corrected - Net cash from (for) operating activities	$162,450	$22,696	$13,963	$138,521	$(13,173)	$324,457
						—
As reported - Net cash from (for) investing activities	$(86,066)	$(24,552)	$(42,836)	$(45,792)	$94,095	$(105,151)
Investment in joint ventures and affiliates	29,812	24,552	33,113	6,618	(94,095)	—
Intercompany receivables (payments) receipts	—	44,023	—	(55,136)	11,113	—
As corrected - Net cash from (for) investing activities	$(56,254)	$44,023	$(9,723)	$(94,310)	$11,113	$(105,151)
						—
As reported - Net cash from (for) financing activities	$(168,749)	$(8,783)	$(800)	$—	$—	$(178,332)
Dividends paid	—	—	(13,173)	—	13,173	—
Intercompany payables (payments) receipts	112,553	(54,236)	(3,117)	(44,087)	(11,113)	—
As corrected - Net cash from (for) financing activities	$(56,196)	$(63,019)	$(17,090)	$(44,087)	$2,060	$(178,332)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$130,043	$30,996	$21,256	$143,489	$(39,851)	$285,933
Investment in joint ventures and affiliates	30,855	(56,099)	2,172	(16,779)	39,851	—
Intercompany receivables (payments) receipts	—	57,817	—	63,524	(121,341)	—
Intercompany payables (payments) receipts	28,674	(108,688)	16,500	(57,827)	121,341	—
As corrected - Net cash from (for) operating activities	$189,572	$(75,974)	$39,928	$132,407	$—	$285,933
						—
As reported - Net cash from (for) investing activities	$(1,636)	$(56,107)	$(12,379)	$(49,903)	$39,851	$(80,174)
Investment in joint ventures and affiliates	(30,855)	56,099	(2,172)	16,779	(39,851)	—
Intercompany receivables (payments) receipts	—	(57,817)	—	(63,524)	121,341	—
Intercompany debt receipts	—	93,845	—	—	(93,845)	—
Capital contribution	—	(60,000)	—	—	60,000	—
As corrected - Net cash from (for) investing activities	$(32,491)	$(23,980)	$(14,551)	$(96,648)	$87,496	$(80,174)

As reported - Net cash from (for) financing activities	$(103,407)	$25,043	$9,230	$(93,845)	$—	$(162,979)
Intercompany debt payments	—	(93,845)	—	—	93,845	—
Capital infusion	—	60,000	—	—	(60,000)	—
Intercompany payables (payments) receipts	(28,674)	108,688	(16,500)	57,827	(121,341)	—
As corrected - Net cash from (for) financing activities	$(132,081)	$99,886	$(7,270)	$(36,018)	$(87,496)	$(162,979)

These revisions had no effect on the Partnership's Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Partner's Equity, or Statements of Cash Flows.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$80,000	$382	$45,519	$5,939	$—	$131,840
Receivables	8	143,931	85,838	634,112	(836,494)	27,395
Inventories	—	2,074	1,594	22,215	—	25,883
Current deferred tax asset	—	4,547	674	4,044	—	9,265
Other current assets	680	2,079	23,818	5,905	(23,148)	9,334
	80,688	153,013	157,443	672,215	(859,642)	203,717
Property and Equipment, net	470,851	5,630	218,260	831,810	—	1,526,551
Investment in Park	544,340	812,549	163,904	43,659	(1,564,452)	—
Goodwill	9,061	—	108,012	111,218	—	228,291
Other Intangibles, net	—	—	15,312	22,879	—	38,191
Deferred Tax Asset	—	24,827	—	—	(24,827)	—
Other Assets	10,615	20,874	8,034	2,046	—	41,569
	$1,115,555	$1,016,893	$670,965	$1,683,827	$(2,448,921)	$2,038,319
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$352,518	$203,895	$32,691	$271,323	$(836,494)	$23,933
Deferred revenue	—	60	4,592	56,509	—	61,161
Accrued interest	4,637	3,223	2,056	—	—	9,916
Accrued taxes	4,309	—	—	40,639	(23,148)	21,800
Accrued salaries, wages and benefits	—	25,851	1,103	7,148	—	34,102
Self-insurance reserves	—	5,386	1,565	16,426	—	23,377
Current derivative liability	7,062	4,729	—	—	—	11,791
Other accrued liabilities	508	8,134	122	3,375	—	12,139
	369,034	251,278	42,129	395,420	(859,642)	198,219
Deferred Tax Liability	—	—	49,695	127,645	(24,827)	152,513
Derivative Liability	8,438	6,211	—	—	—	14,649
Other Liabilities	—	6,105	—	11,766	—	17,871
Long-Term Debt:
Term debt	346,969	247,890	13,991	—	—	608,850
Notes	294,897	205,103	450,000	—	—	950,000
	641,866	452,993	463,991	—	—	1,558,850

Equity	96,217	300,306	115,150	1,148,996	(1,564,452)	96,217
	$1,115,555	$1,016,893	$670,965	$1,683,827	$(2,448,921)	$2,038,319

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$75,000	$4,144	$35,575	$3,337	$—	$118,056
Receivables	6	115,972	67,829	552,633	(715,107)	21,333
Inventories	—	1,968	1,898	22,214	—	26,080
Current deferred tax asset	—	5,430	800	3,445	—	9,675
Other current assets	599	4,443	14,266	7,764	(15,719)	11,353
	75,605	131,957	120,368	589,393	(730,826)	186,497
Property and Equipment, net	447,724	976	243,208	813,855	—	1,505,763
Investment in Park	514,948	796,735	142,668	63,948	(1,518,299)	—
Goodwill	9,061	—	117,810	111,218	—	238,089
Other Intangibles, net	—	—	16,683	22,788	—	39,471
Deferred Tax Asset	—	31,122	—	117	(31,239)	—
Other Assets	25,210	10,002	6,657	2,938	—	44,807
	$1,072,548	$970,792	$647,394	$1,604,257	$(2,280,364)	$2,014,627
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$259,850	$188,818	$17,632	$262,029	$(715,107)	$13,222
Deferred revenue	—	—	2,815	41,706	—	44,521
Accrued interest	4,637	3,223	15,341	—	—	23,201
Accrued taxes	4,609	—	—	30,591	(15,719)	19,481
Accrued salaries, wages and benefits	—	21,596	1,101	6,503	—	29,200
Self-insurance reserves	—	5,757	1,742	16,154	—	23,653
Other accrued liabilities	1,146	2,993	181	1,201	—	5,521
	270,242	222,387	38,812	358,184	(730,826)	158,799
Deferred Tax Liability	—	—	57,704	131,648	(31,239)	158,113
Derivative Liability	15,610	11,052	—	—	—	26,662
Other Liabilities	—	7,858	—	3,432	—	11,290
Long-Term Debt:
Term debt	352,668	251,961	14,221	—		618,850
Notes	294,897	205,103	401,782	—		901,782
	647,565	457,064	416,003	—	—	1,520,632

Equity	139,131	272,431	134,875	1,110,993	(1,518,299)	139,131
	$1,072,548	$970,792	$647,394	$1,604,257	$(2,280,364)	$2,014,627

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$159,454	$295,252	$121,249	$1,034,056	$(450,406)	$1,159,605
Costs and expenses:
Cost of food, merchandise and games revenues	—	273	8,985	85,950	—	95,208
Operating expenses	5,371	195,899	47,013	698,202	(450,406)	496,079
Selling, general and administrative	5,791	102,021	11,318	37,734	—	156,864
Depreciation and amortization	38,341	294	16,910	68,741	—	124,286
Loss on impairment / retirement of fixed assets, net	2,621	2,463	2,445	2,228	—	9,757
Gain on sale of other assets	—	—	—	(921)	—	(921)
	52,124	300,950	86,671	891,934	(450,406)	881,273
Operating income (loss)	107,330	(5,698)	34,578	142,122	—	278,332
Interest expense, net	42,440	28,718	34,249	(9,247)	—	96,160
Net effect of swaps	(1,595)	(467)	—	—	—	(2,062)
Loss on early debt extinguishment	—	—	29,261	—	—	29,261
Unrealized / realized foreign currency loss	—	—	40,873	—	—	40,873
Other (income) expense	750	(12,920)	2,482	9,688	—	—
(Income) loss from investment in affiliates	(48,622)	(12,899)	(21,236)	25,658	57,099	—
Income (loss) before taxes	114,357	(8,130)	(51,051)	116,023	(57,099)	114,100
Provision (benefit) for taxes	10,142	(8,473)	(25,396)	33,612	—	9,885
Net income (loss)	$104,215	$343	$(25,655)	$82,411	$(57,099)	$104,215
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	5,931	—	5,931	—	(5,931)	5,931
Unrealized income on cash flow hedging derivatives	(1,553)	(66)	—	—	66	(1,553)
Other comprehensive income, (net of tax)	4,378	(66)	5,931	—	(5,865)	4,378
Total Comprehensive Income	$108,593	$277	$(19,724)	$82,411	$(62,964)	$108,593

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$152,469	$296,077	$127,692	$1,006,469	$(448,135)	$1,134,572
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,322	82,450	—	91,772
Operating expenses	6,003	183,604	47,770	683,102	(448,135)	472,344
Selling, general and administrative	5,717	100,825	10,984	34,886	—	152,412
Depreciation and amortization	36,807	37	17,333	68,310	—	122,487
Loss on impairment / retirement of fixed assets, net	424	—	479	1,636	—	2,539
Gain on sale of other assets	—	—	—	(8,743)	—	(8,743)
	48,951	284,466	85,888	861,641	(448,135)	832,811
Operating income	103,518	11,611	41,804	144,828	—	301,761
Interest expense, net	42,630	28,875	39,376	(7,964)	—	102,917
Net effect of swaps	4,190	2,693	—	—	—	6,883
Loss on early debt extinguishment	21,175	12,781	617	—	—	34,573
Unrealized / realized foreign currency gain	—	—	28,941	—	—	28,941
Other (income) expense	750	(11,257)	3,679	6,828	—	—
(Income) loss from investment in affiliates	(83,557)	(37,520)	(17,438)	2,477	136,038	—
Income (loss) before taxes	118,330	16,039	(13,371)	143,487	(136,038)	128,447
Provision (benefit) for taxes	10,126	(12,133)	(10,856)	33,106	—	20,243
Net income (loss)	$108,204	$28,172	$(2,515)	$110,381	$(136,038)	$108,204
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	2,756	—	2,756	—	(2,756)	2,756
Unrealized income on cash flow hedging derivatives	10,736	2,848	—	—	(2,848)	10,736
Other comprehensive income, (net of tax)	13,492	2,848	2,756	—	(5,604)	13,492
Total Comprehensive Income	$121,696	$31,020	$241	$110,381	$(141,642)	$121,696

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,715	$258,136	$140,418	$927,668	$(403,483)	$1,068,454
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,316	84,732	—	95,048
Operating expenses	5,380	176,356	47,863	625,287	(403,483)	451,403
Selling, general and administrative	6,495	86,615	11,135	34,066	—	138,311
Depreciation and amortization	37,660	40	18,199	70,407	—	126,306
Loss on impairment / retirement of fixed assets, net	25,997	—	6	4,333	—	30,336
Gain on sale of other assets	(862)	—	—	(5,763)	—	(6,625)
	74,670	263,011	87,519	813,062	(403,483)	834,779
Operating income (loss)	71,045	(4,875)	52,899	114,606	—	233,675
Interest expense, net	48,524	29,328	40,870	(8,171)	—	110,551
Net effect of swaps	(138)	121	(1,475)	—	—	(1,492)
Unrealized / realized foreign currency gain	—	—	(8,998)	—	—	(8,998)
Other (income) expense	749	(9,507)	2,020	6,738	—	—
(Income) loss from investment in affiliates	(90,022)	(66,150)	(14,597)	(31,759)	202,528	—
Income (loss) before taxes	111,932	41,333	35,079	147,798	(202,528)	133,614
Provision (benefit) for taxes	10,075	(9,856)	3,413	28,125	—	31,757
Net income (loss)	$101,857	$51,189	$31,666	$119,673	$(202,528)	$101,857
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	369	—	369	—	(369)	369
Unrealized income (loss) on cash flow hedging derivatives	139	114	21	—	(135)	139
Other comprehensive income (loss), (net of tax)	508	114	390	—	(504)	508
Total Comprehensive Income	$102,365	$51,303	$32,056	$119,673	$(203,032)	$102,365

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$138,669	$12,384	$9,772	$180,251	$(3,973)	$337,103
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	13,794	—	(79,456)	65,662	—
Sale of other assets	—	—	—	1,377	—	1,377
(Purchase) sale of subsidiary interest	(12,024)	12,024	—	—	—	—
Capital expenditures	(64,837)	(270)	(16,072)	(85,540)	—	(166,719)
Net cash for investing activities	(76,861)	25,548	(16,072)	(163,619)	65,662	(165,342)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Term debt payments, including early termination penalties	(5,698)	(4,072)	(230)	—	—	(10,000)
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Intercompany payables (payments) receipts	110,763	(37,762)	5,159	(14,030)	(64,130)	—
Distributions (paid) received	(161,873)	—	—	—	2,441	(159,432)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Excess tax benefit from unit-based compensation expense	—	140	—	—	—	140
Net cash (for) financing activities	(56,808)	(41,694)	18,986	(14,030)	(61,689)	(155,235)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,742)	—	—	(2,742)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	5,000	(3,762)	9,944	2,602	—	13,784
Balance, beginning of year	75,000	4,144	35,575	3,337	—	118,056
Balance, end of year	$80,000	$382	$45,519	$5,939	$—	$131,840

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$162,450	$22,696	$13,963	$138,521	$(13,173)	$324,457
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	44,023		(55,136)	11,113	—
Sale of other assets	—	—	—	15,297	—	15,297
Capital expenditures	(56,254)	—	(9,723)	(54,471)	—	(120,448)
Net cash from (for) investing activities	(56,254)	44,023	(9,723)	(94,310)	11,113	(105,151)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany payables (payments) receipts	112,553	(54,236)	(3,117)	(44,087)	(11,113)	—
Term debt payments, including early termination penalties	(661,180)	(466,336)	(14,734)	—	—	(1,142,250)
Distributions (paid) received	(146,953)	3,496	(13,173)	—	13,173	(143,457)
Payment of debt issuance costs	(14,535)	(8,453)	(544)	—	—	(23,532)
Exercise of limited partnership unit options	—	52	—	—	—	52
Excess tax benefit from unit-based compensation expense	—	855	—	—	—	855
Net cash from (for) financing activities	(56,196)	(63,019)	(17,090)	(44,087)	2,060	(178,332)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,748)	—	—	(1,748)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	50,000	3,700	(14,598)	124	—	39,226
Balance, beginning of year	25,000	444	50,173	3,213	—	78,830
Balance, end of year	$75,000	$4,144	$35,575	$3,337	$—	$118,056

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$189,572	$(75,974)	$39,928	$132,407	$—	$285,933
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables payments	—	(57,817)	—	(63,524)	121,341	—
Intercompany debt receipts	—	93,845	—	—	(93,845)	—
Capital contribution	—	(60,000)	—	—	60,000	—
Sale of other assets	1,173	—	—	14,885	—	16,058
Capital expenditures	(33,664)	(8)	(14,551)	(48,009)	—	(96,232)
Net cash from (for) investing activities	(32,491)	(23,980)	(14,551)	(96,648)	87,496	(80,174)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Derivative settlement	—	—	(50,450)	—	—	(50,450)
Term debt borrowings	—	—	—	—	—	—
Intercompany payable (payments) receipts	(28,674)	108,688	(16,500)	57,827	(121,341)	—
Intercompany debt payments	—	—	—	(93,845)	93,845	—
Term debt payments, including early termination penalties	(14,468)	(10,212)	(320)	—	—	(25,000)
Distributions (paid) received	(88,939)	126	—	—	—	(88,813)
Capital infusion	—	—	60,000	—	(60,000)	—
Exercise of limited partnership unit options	—	76	—	—	—	76
Excess tax benefit from unit-based compensation expense	—	1,208	—	—	—	1,208
Net cash from (for) financing activities	(132,081)	99,886	(7,270)	(36,018)	(87,496)	(162,979)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	526	—	—	526
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	25,000	(68)	18,633	(259)	—	43,306
Balance, beginning of year	—	512	31,540	3,472	—	35,524
Balance, end of year	$25,000	$444	$50,173	$3,213	$—	$78,830

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2014, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Partnership and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 26, 2015

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

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2015 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption “Supplemental Item. Executive Officers of Cedar Fair” in Item 1 of Part I and is incorporated herein by reference.

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 20, 2014, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,174,975	$34.03	612,154
Equity compensation plans not approved by unitholders	—	—	—
Total	1,174,975	$34.03	612,154
(1) The weighted average price in column (b) represents the weighted average price of 622,316 unit options outstanding.
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

2.1
Agreement and Plan of Merger, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-9444) filed on December 17, 2009.

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

4.5
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 3, 2014.

4.6
Registration Rights Agreement, dated June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on June 3, 2014.

10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.2
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.3
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-09444) filed on February 29, 2008. (+)

10.4
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)

10.5
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011. (+)

10.6	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.7
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)

10.8
Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)

Exhibit Number	Description

10.9
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 8, 2009 (+)

10.10
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, Keybank National Association, Wells Fargo Bank, N.A., UBS Loan Finance LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, dated July 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 29, 2010.

10.11
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

10.12	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)
10.13	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.14	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.15	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.16
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012. (+)

10.17
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.18
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.19
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.20
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.21
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and H. Phillip Bender, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 7, 2012. (+)

10.22
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield Milkie, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-K filed February 26, 2014. (+)

10.23
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Robert Decker, dated December 10, 2012. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K filed February 26, 2014. (+)

10.24
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.

10.25
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

10.26
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)

10.27
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)

Exhibit Number	Description

10.28	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.29	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.30
Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto.

10.31	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). (+)
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.

(+) Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 26, 2015        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	February 26, 2015
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 26, 2015
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 26, 2015
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	February 26, 2015
Eric L. Affeldt

/S/	Gina D. France	Director	February 26, 2015
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 26, 2015
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 26, 2015
Tom Klein

/S/	D. Scott Olivet	Director	February 26, 2015
D. Scott Olivet

/S/	John M. Scott III	Director	February 26, 2015
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 26, 2015
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 26, 2015
Debra Smithart-Oglesby

EXHIBIT INDEX

Exhibit Number	Description	Page

2.1
Agreement and Plan of Merger, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-9444) filed on December 17, 2009.
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
*
4.5
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 3, 2014.
*
4.6
Registration Rights Agreement, dated June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on June 3, 2014.
*
10.1
Cedar Fair, L.P. Amended and Restated Executive Severance Plan dated July 18, 2007. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.2
Cedar Fair, L.P. Amended and Restated Supplemental Retirement Program dated July 18, 2007. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.3
Cedar Fair, L.P. 2008 Supplemental Retirement Program dated February 4, 2008. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-09444) filed on February 29, 2008. (+)
*
10.4
2007 Amended and Restated Employment Agreement with Richard L. Kinzel. Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-09444) filed on August 3, 2007. (+)
*
10.5
Amendment to the 2007 Amended and Restated Employment Agreement with Richard L. Kinzel dated January 24, 2011. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011. (+)
*
10.6	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)	*
10.7
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)
*
10.8
Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)
*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page
10.9
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 8, 2009 (+)
*
10.10
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, Keybank National Association, Wells Fargo Bank, N.A., UBS Loan Finance LLC and Fifth Third Bank as co-syndication agents and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, dated July 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 29, 2010.
*
10.11
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
*
10.12	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)	*
10.13	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.14	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.15	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.16
Amended and Restated Employment Agreement, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and David Hoffman, dated April 24, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed April 27, 2012. (+)
*
10.17
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Brian Witherow, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.18
Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Corporation and Kelley Semmelroth, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.19
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.20
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Richard Zimmerman, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.21
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and H. Phillip Bender, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 7, 2012. (+)
*
10.22
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield Milkie, dated December 4, 2012. Incorporated herein by reference to Exhibit 10.30 to the Registrant's Form 10-K filed February 26, 2014. (+)
*
10.23
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Robert Decker, dated December 10, 2012. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K filed February 26, 2014. (+)
*
10.24
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.
*
10.25
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
*
10.26
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)
*
10.27
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)
*

EXHIBIT INDEX (continued)

10.28	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.29	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.30
Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto.
		*
10.31	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). (+)	71
12.1	Computation of Ratio of Earnings to Fixed Charges	98
21	Subsidiaries of Cedar Fair, L.P.	99
23	Consent of Independent Registered Public Accounting Firm	100
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	101
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	102
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	103
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.
		*

(+) Management contract or compensatory plan or arrangement.