Form 10-Q
period 2015-03-29
CEDAR FAIR L P
filed 2015-05-01
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-9444
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of April 24, 2015
Units Representing Limited Partner Interests	55,959,830

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/29/2015	12/31/2014	3/30/2014
ASSETS
Current Assets:
Cash and cash equivalents	$19,725	$131,840	$8,867
Receivables	24,125	27,395	19,630
Inventories	37,369	25,883	38,264
Current deferred tax asset	40,827	9,265	26,653
Prepaid advertising	18,268	1,548	20,101
Other current assets	8,759	7,786	9,919
	149,073	203,717	123,434
Property and Equipment:
Land	270,244	276,297	279,992
Land improvements	370,315	366,863	349,245
Buildings	595,688	599,907	581,525
Rides and equipment	1,540,227	1,535,705	1,485,418
Construction in progress	85,146	70,431	85,854
	2,861,620	2,849,203	2,782,034
Less accumulated depreciation	(1,303,356)	(1,322,652)	(1,248,072)
	1,558,264	1,526,551	1,533,962
Goodwill	219,883	228,291	233,528
Other Intangibles, net	36,983	38,191	38,920
Other Assets	41,698	41,569	43,391
	$2,005,901	$2,038,319	$1,973,235
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1,450
Accounts payable	38,265	23,933	45,028
Deferred revenue	92,664	61,161	70,148
Accrued interest	12,056	9,916	10,073
Accrued taxes	10,159	21,800	6,452
Accrued salaries, wages and benefits	26,111	34,102	24,519
Self-insurance reserves	22,785	23,377	22,696
Current derivative liability	9,989	11,791	—
Other accrued liabilities	11,486	12,139	4,896
	223,515	198,219	185,262
Deferred Tax Liability	153,125	152,513	157,281
Derivative Liability	19,252	14,649	27,789
Other Liabilities	15,351	17,871	7,755
Long-Term Debt:
Revolving credit loans	57,000	—	55,000
Term debt	608,850	608,850	617,400
Notes	950,000	950,000	901,957
	1,615,850	1,558,850	1,574,357
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	1	1
Limited partners, 55,952, 55,828 and 55,835 units outstanding at March 29, 2015, December 31, 2014 and March 30, 2014, respectively	(20,627)	101,556	29,537
Accumulated other comprehensive loss	(5,855)	(10,630)	(14,037)
	(21,192)	96,217	20,791
	$2,005,901	$2,038,319	$1,973,235

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended
	3/29/2015	3/30/2014
Net revenues:
Admissions	$22,783	$19,067
Food, merchandise and games	17,944	16,386
Accommodations, extra-charge products and other	6,090	5,013
	46,817	40,466
Costs and expenses:
Cost of food, merchandise, and games revenues	5,588	4,985
Operating expenses	78,130	80,350
Selling, general and administrative	25,818	21,404
Depreciation and amortization	4,011	4,307
Loss on impairment / retirement of fixed assets, net	2,903	997
	116,450	112,043
Operating loss	(69,633)	(71,577)
Interest expense	20,532	24,732
Net effect of swaps	(116)	371
Unrealized/realized foreign currency loss	38,218	17,184
Interest income	(40)	(73)
Loss before taxes	(128,227)	(113,791)
Benefit for taxes	(44,394)	(30,251)
Net loss	(83,833)	(83,540)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(83,832)	$(83,539)

Net loss	$(83,833)	$(83,540)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	7,214	1,621
Unrealized loss on cash flow hedging derivatives	(2,439)	(650)
Other comprehensive income, (net of tax)	4,775	971
Total comprehensive loss	$(79,058)	$(82,569)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	55,820	55,500
Net loss per limited partner unit	$(1.50)	$(1.51)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	55,820	55,500
Net loss per limited partner unit	$(1.50)	$(1.51)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 29, 2015
(In thousands)

Three months ended
3/29/15
Limited Partnership Units Outstanding
Beginning balance	55,828
Limited partnership unit options exercised	8
Limited partnership unit forfeitures	(1)
Issuance of limited partnership units as compensation	117
55,952
Limited Partners’ Equity
Beginning balance	$101,556
Net loss	(83,832)
Partnership distribution declared ($0.75 per limited partnership unit)	(42,052)
Expense recognized for limited partnership unit options	223
Tax effect of units involved in option exercises and treasury unit transactions	(1,299)
Issuance of limited partnership units as compensation	4,777
(20,627)
General Partner’s Equity
Beginning balance	1
Net loss	(1)
—
Special L.P. Interests	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5,936
Current period activity, net of tax ($4,147)	7,214
13,150
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(16,566)
Current period activity, net of tax $477	(2,439)
(19,005)
(5,855)
Total Partners’ Equity	$(21,192)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	3/29/2015	3/30/2014
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(83,833)	(83,540)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	4,011	4,307
Loss on impairment / retirement of fixed assets, net	2,903	997
Net effect of swaps	(116)	371
Non-cash expense	44,277	21,546
Net change in working capital	(25,208)	(6,338)
Net change in other assets/liabilities	(2,283)	(20,599)
Net cash for operating activities	(60,249)	(83,256)
CASH FLOWS FOR INVESTING ACTIVITIES
Purchase of preferred equity investment	(2,000)	—
Capital expenditures	(59,730)	(40,342)
Net cash for investing activities	(61,730)	(40,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	57,000	55,000
Distributions paid to partners	(42,052)	(39,091)
Excess tax benefit from unit-based compensation expense	(1,299)	(568)
Net cash for financing activities	13,649	15,341
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,785)	(932)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(112,115)	(109,189)
Balance, beginning of period	131,840	118,056
Balance, end of period	$19,725	$8,867
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$18,343	$36,966
Interest capitalized	945	406
Cash payments for income taxes, net of refunds	297	605
Capital expenditures in accounts payable	8,187	6,850
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 29, 2015 AND MARCH 30, 2014

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the Partnership's amusement and water park operations, the results for any interim period may not indicative of the results expected for the full fiscal year.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 29, 2015 and March 30, 2014 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, which were included in the Form 10-K filed on February 26, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
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
To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-use tickets are recognized over the estimated number of visits expected for each type of ticket and are adjusted periodically during the operating season prior to the ticket expiration, which occurs no later than the close of the operating season or December 31 each year, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park’s operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of March 29, 2015, there were no indicators of impairment. The Partnership's annual testing date is December 31.
The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2014 and no impairment was indicated.
A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 29, 2015 and March 30, 2014 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(4,561)	—	(4,561)
Balance at March 30, 2014	$313,396	$(79,868)	$233,528

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(8,408)	—	(8,408)
Balance at March 29, 2015	$299,751	$(79,868)	$219,883

At March 29, 2015, December 31, 2014, and March 30, 2014 the Partnership’s other intangible assets consisted of the following:

March 29, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$36,492	$—	$36,492
License / franchise agreements	816	325	491
Total other intangible assets	$37,308	$325	$36,983

December 31, 2014
(In thousands)
Other intangible assets:
Trade names	$37,683	$—	$37,683
License / franchise agreements	818	310	508
Total other intangible assets	$38,501	$310	$38,191

March 30, 2014
(In thousands)
Other intangible assets:
Trade names	$38,424	$—	$38,424
License / franchise agreements	881	385	496
Total other intangible assets	$39,305	$385	$38,920
Amortization expense of other intangible assets is expected to be immaterial going forward.
(5) Long-Term Debt:
In June of 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024, in a private placement. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% July 2010 senior unsecured notes that were scheduled to mature in 2018 (and which included $5.6 million of Original Issue Discount ("OID") to yield 9.375%), to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.
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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio which is measured quarterly on a trailing-twelve month basis. At the end of the first quarter of 2015, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will decrease by 0.25x each second quarter until it reaches 5.25x. Based on our trailing-twelve-month results ending March 29, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement as of March 29, 2015.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional Restricted Payments in 2015 and beyond is permitted should the Partnership's pro forma trailing-twelve-month Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

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
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of March 29, 2015, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.

Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		March 29, 2015	December 31, 2014	March 30, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(19,252)	$(14,649)	$(6,657)
Total derivatives designated as hedging instruments		$(19,252)	$(14,649)	$(6,657)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$(9,989)	$(11,791)	$—
Interest rate swaps	Derivative Liability	$—	$—	$(21,132)
Total derivatives not designated as hedging instruments		$(9,989)	$(11,791)	$(21,132)
Net derivative liability		$(29,241)	$(26,440)	$(27,789)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of March 29, 2015 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of March 29, 2015, approximately $3.2 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and all of which will be reclassified to earnings within the next 12 months.
The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates as of March 29, 2015.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended March 29, 2015 and March 30, 2014:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended		Three months ended	Three months ended		Three months ended	Three months ended
	3/29/15	3/30/14		3/29/15	3/30/14		3/29/15	3/30/14
Interest rate swaps	$(4,602)	$(2,742)	Interest Expense	$—	$—	Net effect of swaps	$—	$—

(In thousands)	Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		3/29/15	3/30/14
Interest rate swaps	Net effect of swaps	$1,802	$1,617

During the quarter ended March 29, 2015, the Partnership recognized $1.8 million in income for the gain on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $0.1 million recorded in “Net effect of swaps.”

During the quarter ended March 30, 2014, the Partnership recognized $1.6 million in income for the gain on the derivatives not designated as cash flow hedges and $2.0 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $0.4 million recorded in “Net effect of swaps.”

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

The table below presents the balances of assets and liabilities measured at fair value as of March 29, 2015, December 31, 2014, and March 30, 2014 on a recurring basis:

	Total	Level 1	Level 2	Level 3
March 29, 2015
(In thousands)
Interest rate swap agreements (1)	$(19,252)	$—	$(19,252)	$—
Interest rate swap agreements (2)	(9,989)	—	(9,989)	—
Net derivative liability	$(29,241)	$—	$(29,241)	$—

December 31, 2014
Interest rate swap agreements (1)	$(14,649)	$—	$(14,649)	$—
Interest rate swap agreements (2)	$(11,791)	$—	$(11,791)	$—
Net derivative liability	$(26,440)	$—	$(26,440)	$—

March 30, 2014
Interest rate swap agreements (1)	$(6,657)	$—	$(6,657)	$—
Interest rate swap agreements (3)	$(21,132)	$—	$(21,132)	$—
Net derivative liability	$(27,789)	$—	$(27,789)	$—

(1)	Designated as cash flow hedges and are included in “Derivative Liability” on the Unaudited Condensed Consolidated Balance Sheet

(2)	Not designated as cash flow hedges and are included in "Current Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet

(3)	Not designated as cash flow hedges and are included in "Derivative Liability" on the Unaudited Condensed Consolidated Balance Sheet
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.9 million as of March 29, 2015.
The carrying value of cash and cash equivalents, revolver, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments.
There were no assets measured at fair value on a non-recurring basis at March 29, 2015, December 31, 2014, or March 30, 2014.
The fair value of term debt at March 29, 2015 was approximately $610.4 million as compared to $605.8 million and $618.9 million December 31, 2014 and March 30, 2014, respectively, based on borrowing rates available to the Partnership as of those dates on long-term debt with similar terms and average maturities. The fair value of the Partnership's notes at March 29, 2015 was approximately $973.9 million as compared to $952.4 million and $938.6 million at December 31, 2014 and March 30, 2014, respectively, based on public trading levels as of those dates. The fair value of the term debt outstanding for all disclosed periods and the June 2014 notes at March 29, 2015 and December 31, 2014, was based on Level 2 inputs. The fair value of the July 2010 notes outstanding at March 30, 2014, and the March 2013 notes outstanding at March 29, 2015 and December 31, 2014, respectively, was based on Level 1 inputs.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended
	3/29/2015	3/30/2014
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,820	55,500
Diluted weighted average units outstanding	55,820	55,500
Net loss per unit - basic	$(1.50)	$(1.51)
Net loss per unit - diluted	$(1.50)	$(1.51)

The effect of out-of-the-money and/or antidilutive unit options on the three months ended March 29, 2015 and March 30, 2014, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

(9) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. In addition to income taxes on its corporate subsidiaries, the Partnership is subject to a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its corporate subsidiaries.
As of the first quarter of 2015 the Partnership has recorded $1.2 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this document, are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-month periods ended March 29, 2015 and March 30, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $701 and ($4,147), respectively	(3,901)	7,214	3,313

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	(2,439)	7,214	4,775

Balance at March 29, 2015	$(19,005)	$13,150	$(5,855)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $413 and ($932), respectively	(2,328)	1,621	(707)

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,678	—	1,678

Net other comprehensive income	(650)	1,621	971

Balance at March 30, 2014	$(15,663)	$1,626	$(14,037)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 3/29/15	Three months ended 3/30/14
Interest rate contracts	$1,686	$1,985	Net effect of swaps
Benefit for taxes	(224)	(307)	Benefit for taxes
	$1,462	$1,678

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 29, 2015, December 31, 2014, and March 30, 2014 and for the three month periods ended March 29, 2015 and March 30, 2014. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

The Unaudited Condensed Consolidating Statements of Cash Flows for the three month period ended March 30, 2014 has been revised to correct the presentation of certain intercompany transactions previously recorded as cash flows from operating activities. A summary of the changes are below:

Condensed Consolidating Statements of Cash Flows
For the Three Month Period Ended March 30, 2014

(In thousands)	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

As reported - Net cash from (for) operating activities	$(73,627)	$(3,001)	$(26,042)	$20,317	$(903)	$(83,256)
Intercompany receivables (payments) receipts	—	23,497	—	(29,591)	6,094	—
Intercompany payables (payments) receipts	67,320	(46,917)	(1,201)	(13,108)	(6,094)	—
As corrected - Net cash from (for) operating activities	$(6,307)	$(26,421)	$(27,243)	$(22,382)	$(903)	$(83,256)

As reported - Net cash from (for) investing activities	$(16,379)	$(4)	$(5,077)	$(18,882)	$—	$(40,342)
Intercompany receivables (payments) receipts	—	(23,497)	—	29,591	(6,094)	—
As corrected - Net cash from (for) investing activities	$(16,379)	$(23,501)	$(5,077)	$10,709	$(6,094)	$(40,342)

As reported - Net cash from (for) financing activities	$15,006	$(568)	$—	$—	$903	$15,341
Intercompany payables (payments) receipts	(67,320)	46,917	1,201	13,108	6,094	—
As corrected - Net cash from (for) financing activities	$(52,314)	$46,349	$1,201	$13,108	$6,997	$15,341

These revisions had no effect on the Partnership's Unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Statements of Partner's Equity, or Statements of Cash Flows.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$14,881	$4,844	$—	$19,725
Receivables	1	89,060	115,830	546,424	(727,190)	24,125
Inventories	—	152	2,070	35,147	—	37,369
Current deferred tax asset	—	36,111	674	4,042	—	40,827
Other current assets	80	369	2,382	24,196	—	27,027
	81	125,692	135,837	614,653	(727,190)	149,073
Property and Equipment (net)	—	5,621	202,853	1,349,790	—	1,558,264
Investment in Park	622,008	765,178	160,401	11,776	(1,559,363)	—
Goodwill	674	—	99,603	119,606	—	219,883
Other Intangibles, net	—	—	14,119	22,864	—	36,983
Deferred Tax Asset	—	24,215	—	—	(24,215)	—
Other Assets	5,470	20,488	7,223	8,517	—	41,698
	$628,233	$941,194	$620,036	$2,127,206	$(2,310,768)	$2,005,901
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Accounts payable	276,100	199,361	2,424	287,570	(727,190)	38,265
Deferred revenue	—	92	6,077	86,495	—	92,664
Accrued interest	1,595	1,526	7,943	992	—	12,056
Accrued taxes	1,792	503	749	7,115	—	10,159
Accrued salaries, wages and benefits	—	21,608	771	3,732	—	26,111
Self-insurance reserves	—	8,031	1,413	13,341	—	22,785
Current derivative liability	5,980	4,009	—	—	—	9,989
Other accrued liabilities	864	3,365	99	7,158	—	11,486
	286,331	238,495	19,476	406,403	(727,190)	223,515
Deferred Tax Liability	—	—	49,695	127,645	(24,215)	153,125
Derivative Liability	11,197	8,055	—	—	—	19,252
Other Liabilities	—	3,707	—	11,644	—	15,351
Long-Term Debt:
Revolving credit loans	57,000	—	—	—	—	57,000
Term debt	—	247,890	13,991	346,969	—	608,850
Notes	294,897	205,103	450,000	—	—	950,000
	351,897	452,993	463,991	346,969	—	1,615,850

Equity	(21,192)	237,944	86,874	1,234,545	(1,559,363)	(21,192)
	$628,233	$941,194	$620,036	$2,127,206	$(2,310,768)	$2,005,901

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$80,000	$382	$45,519	$5,939	$—	$131,840
Receivables	8	143,931	85,838	634,112	(836,494)	27,395
Inventories	—	2,074	1,594	22,215	—	25,883
Current deferred tax asset	—	4,547	674	4,044	—	9,265
Other current assets	680	2,079	23,818	5,905	(23,148)	9,334
	80,688	153,013	157,443	672,215	(859,642)	203,717
Property and Equipment (net)	470,851	5,630	218,260	831,810	—	1,526,551
Investment in Park	544,340	812,549	163,904	43,659	(1,564,452)	—
Goodwill	9,061	—	108,012	111,218	—	228,291
Other Intangibles, net	—	—	15,312	22,879	—	38,191
Deferred Tax Asset	—	24,827	—	—	(24,827)	—
Other Assets	10,615	20,874	8,034	2,046	—	41,569
	$1,115,555	$1,016,893	$670,965	$1,683,827	$(2,448,921)	$2,038,319
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$352,518	$203,895	$32,691	$271,323	$(836,494)	$23,933
Deferred revenue	—	60	4,592	56,509	—	61,161
Accrued interest	4,637	3,223	2,056	—	—	9,916
Accrued taxes	4,309	—	—	40,639	(23,148)	21,800
Accrued salaries, wages and benefits	—	25,851	1,103	7,148	—	34,102
Self-insurance reserves	—	5,386	1,565	16,426	—	23,377
Current derivative liability	7,062	4,729	—	—	—	11,791
Other accrued liabilities	508	8,134	122	3,375	—	12,139
	369,034	251,278	42,129	395,420	(859,642)	198,219
Deferred Tax Liability	—	—	49,695	127,645	(24,827)	152,513
Derivative Liability	8,438	6,211	—	—	—	14,649
Other Liabilities	—	6,105	—	11,766	—	17,871
Long-Term Debt:
Term debt	346,969	247,890	13,991	—	—	608,850
Notes	294,897	205,103	450,000	—	—	950,000
	641,866	452,993	463,991	—	—	1,558,850

Equity	96,217	300,306	115,150	1,148,996	(1,564,452)	96,217
	$1,115,555	$1,016,893	$670,965	$1,683,827	$(2,448,921)	$2,038,319

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(1,383)	$4,020	$78	$46,737	$(2,635)	$46,817
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	5,588	—	5,588
Operating expenses	134	23,057	4,971	52,603	(2,635)	78,130
Selling, general and administrative	799	13,275	1,743	10,001	—	25,818
Depreciation and amortization	—	9	—	4,002	—	4,011
Loss on impairment / retirement of fixed assets, net	—	—	—	2,903	—	2,903
	933	36,341	6,714	75,097	(2,635)	116,450
Operating loss	(2,316)	(32,321)	(6,636)	(28,360)	—	(69,633)
Interest expense (income), net	7,836	6,837	6,120	(301)	—	20,492
Net effect of swaps	14	(130)	—	—	—	(116)
Unrealized / realized foreign currency loss	—	—	38,218	—	—	38,218
Other (income) expense	188	(4,816)	1,046	3,582	—	—
Loss from investment in affiliates	72,786	51,745	3,503	35,489	(163,523)	—
Income (loss) before taxes	(83,140)	(85,957)	(55,523)	(67,130)	163,523	(128,227)
Provision (benefit) for taxes	693	(13,172)	(20,024)	(11,891)	—	(44,394)
Net loss	$(83,833)	$(72,785)	$(35,499)	$(55,239)	$163,523	$(83,833)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	7,214	—	7,214	—	(7,214)	7,214
Unrealized loss on cash flow hedging derivatives	(2,439)	(777)	—	—	777	(2,439)
Other comprehensive income (loss), (net of tax)	4,775	(777)	7,214	—	(6,437)	4,775
Total Comprehensive loss	$(79,058)	$(73,562)	$(28,285)	$(55,239)	$157,086	$(79,058)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$4,755	$8,679	$151	$40,312	$(13,431)	$40,466
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	1	4,984	—	4,985
Operating expenses	1,348	22,462	6,937	63,034	(13,431)	80,350
Selling, general and administrative	1,396	16,672	873	2,463	—	21,404
Depreciation and amortization	474	9	—	3,824	—	4,307
Loss on impairment / retirement of fixed assets, net	249	—	—	748	—	997
	3,467	39,143	7,811	75,053	(13,431)	112,043
Operating income	1,288	(30,464)	(7,660)	(34,741)	—	(71,577)
Interest expense, net	10,199	7,011	9,468	(2,019)	—	24,659
Net effect of swaps	194	177	—	—	—	371
Unrealized / realized foreign currency loss	—	—	17,184	—	—	17,184
Other (income) expense	187	(3,274)	374	2,713	—	—
(Income) loss from investment in affiliates	73,588	47,143	4,064	28,244	(153,039)	—
Income (loss) before taxes	(82,880)	(81,521)	(38,750)	(63,679)	153,039	(113,791)
Provision (benefit) for taxes	660	(10,422)	(10,506)	(9,983)	—	(30,251)
Net income (loss)	$(83,540)	$(71,099)	$(28,244)	$(53,696)	$153,039	$(83,540)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,621	—	1,621	—	(1,621)	1,621
Unrealized income (loss) on cash flow hedging derivatives	(650)	(173)	—	—	173	(650)
Other comprehensive income (loss), (net of tax)	971	(173)	1,621	—	(1,448)	971
Total Comprehensive Income (loss)	$(82,569)	$(71,272)	$(26,623)	$(53,696)	$151,591	$(82,569)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(17,967)	$(44,980)	$(6,910)	$10,174	$(566)	$(60,249)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(10,594)	46,961	(36,367)	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(1,500)	(58,230)	—	(59,730)
Net cash for investing activities	—	(2,000)	(12,094)	(11,269)	(36,367)	(61,730)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	57,000	—	—	—	—	57,000
Distributions paid	(42,618)	—	—	—	566	(42,052)
Intercompany payables (payments) receipts	(76,415)	47,897	(7,849)	—	36,367	—
Excess tax benefit from unit-based compensation expense	—	(1,299)	—	—	—	(1,299)
Net cash from (for) financing activities	(62,033)	46,598	(7,849)	—	36,933	13,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,785)	—	—	(3,785)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(80,000)	(382)	(30,638)	(1,095)	—	(112,115)
Balance, beginning of period	80,000	382	45,519	5,939	—	131,840
Balance, end of period	$—	$—	$14,881	$4,844	$—	$19,725

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 30, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FOR OPERATING ACTIVITIES	$(6,307)	$(26,421)	$(27,243)	$(22,382)	$(903)	$(83,256)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	(23,497)	—	29,591	(6,094)	—
Capital expenditures	(16,379)	(4)	(5,077)	(18,882)	—	(40,342)
Net cash from (for) investing activities	(16,379)	(23,501)	(5,077)	10,709	(6,094)	(40,342)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	55,000	—	—	—	—	55,000
Distributions/dividends (paid) received	(39,994)	—	—	—	903	(39,091)
Intercompany payables (payments) receipts	(67,320)	46,917	1,201	13,108	6,094	—
Excess tax benefit from unit-based compensation expense	—	(568)	—	—	—	(568)
Net cash from (for) financing activities	(52,314)	46,349	1,201	13,108	6,997	15,341
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(932)	—	—	(932)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(75,000)	(3,573)	(32,051)	1,435	—	(109,189)
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$—	$571	$3,524	$4,772	$—	$8,867

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, food and other attractions both inside and outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance.

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
In the first quarter of 2015, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-month periods ended March 29, 2015 and March 30, 2014.

	Three months ended
	3/29/2015	3/30/2014
	(13 weeks)	(13 weeks)
	(In thousands)
Net loss	$(83,833)	$(83,540)
Interest expense	20,532	24,732
Interest income	(40)	(73)
Provision for taxes	(44,394)	(30,251)
Depreciation and amortization	4,011	4,307
EBITDA	(103,724)	(84,825)
Net effect of swaps	(116)	371
Unrealized foreign currency loss	38,258	17,182
Non-cash equity expense	2,385	3,956
Loss on impairment/retirement of fixed assets, net	2,903	997
Class action settlement costs	150	—
Other non-recurring items (as defined) (1)	(303)	354
Adjusted EBITDA	$(60,447)	$(61,965)

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expense, costs associated with certain ride abandonment and relocation expenses, contract termination costs, and severance expense.

Results of Operations:
First Quarter

Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance, and administrative expenses at our ten seasonal amusement parks and three outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The fiscal three-month period ended March 29, 2015, consisted of a 13-week period and included a total of 97 operating days compared with 13 weeks and 94 operating days for the fiscal three-month period ended March 30, 2014.

The following table presents key financial information for the three months ended March 29, 2015 and March 30, 2014:

	Three months ended	Three months ended	Increase (Decrease)
	3/29/2015	3/30/2014	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$46,817	$40,466	$6,351	15.7%
Operating costs and expenses	109,536	106,739	2,797	2.6%
Depreciation and amortization	4,011	4,307	(296)	(6.9)%
Loss on impairment / retirement of fixed assets	2,903	997	1,906	N/M
Operating income (loss)	$(69,633)	$(71,577)	$1,944	2.7%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$(60,447)	$(61,965)	$1,518	2.4%

As of March 29, 2015, four of the Partnership's amusement parks were open. For the quarter ended March 29, 2015, net revenues increased by $6.4 million, to $46.8 million, from $40.5 million in the first quarter of 2014. This reflects an increase in both attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. The increase in per capita spending was mainly attributable to the continued growth in admissions and our food and beverage programs. The increase in out-of-park revenues was due to increased bookings at our resort properties. Attendance for the first quarter was positively impacted by the strong opening weekend at Carowinds and strong early season pass visitation at Knott's Berry Farm. Currency exchange rates had no impact on net revenues for the quarter compared to the first quarter of 2014 as our Canadian park was not in operation during the periods.

Operating costs and expenses for the quarter increased 2.6%, or $2.8 million, to $109.5 million from $106.7 million in the first quarter of 2014. The modest increase is the net result of a $4.4 million increase in SG&A and a $0.6 million increase in cost of goods sold, somewhat offset by a $2.2 million decrease in operating expenses. The increase in operating costs and expenses is net of a favorable impact of foreign currency exchange rates of $0.9 million compared to the first quarter of 2014. The $4.4 million increase in SG&A was primarily due to a few items. First, the three-month period ended March 29, 2015 included an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with early season special event promotional activities and continued expenditures related to the support of our technology initiatives. The $0.6 million increase in cost of goods sold was related to increases in volume. Cost of goods sold as a percentage of revenues was comparable for both periods. The $2.2 million decrease in operating expenses was due primarily to the timing of maintenance projects and planned operating expenditures on current year initiatives.

Depreciation and amortization expense for the quarter decreased $0.3 million. For the first quarter of 2015, the loss on impairment/retirement of fixed assets was $2.9 million, reflecting the retirement of assets during the period at several of our properties, as compared to $1.0 million in the first quarter of 2014. After depreciation, amortization, loss on impairment / retirement of fixed assets, and all other non-cash costs, the operating loss for the period decreased $1.9 million to $69.6 million in the first quarter of 2015 from an operating loss of $71.6 million in the first quarter of 2014.

Interest expense for the first quarter of 2015 decreased by $4.2 million to $20.5 million, from $24.7 million in the first quarter of 2014. The decrease was due to the lower rate on the June 2014 notes as compared to the July 2010 notes which were outstanding for the same period in the prior year, and a decrease in revolver interest due to lower average outstanding borrowings during the quarter.

The net effect of our swaps resulted in a non-cash benefit to earnings of $0.1 million for the first quarter of 2015 compared with a $0.4 million non-cash charge to earnings in the first quarter of 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $38.2 million charge to earnings for unrealized/realized foreign currency losses compared with a $17.2 million net charge to earnings for the first quarter in 2014. Both amounts represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the first quarter, a benefit for taxes of $44.4 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a benefit for taxes recorded in the first quarter of 2014 of $30.3 million. This increase in tax benefit relates largely to an increase in the full year expected annual effective tax rate. Cash taxes to be paid or payable in 2015 are estimated to range from $20 million to $25 million, as compared to $11.2 million for 2014. This expected increase in cash taxes relates to the utilization of net operating loss carryforwards during 2015.

After the items above, net loss for the quarter totaled $83.8 million, or $1.50 per diluted limited partner unit, compared with a net loss of $83.5 million, or $1.51 per diluted unit, for the first quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net loss, see page 25). For the current quarter, Adjusted EBITDA loss decreased to $60.4 million from $62.0 million for the fiscal first quarter of 2014. The approximate $1.5 million decrease in Adjusted EBITDA loss is a direct result of higher attendance during the quarter and higher average guest per capita spending compared with the prior-year period. Partially offsetting these revenue increases were planned increases in operating costs and expenses based on our current year initiatives.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2015 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.7 at March 29, 2015 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the three-month period ended March 29, 2015, net cash used in operating activities decreased $23.0 million from the same period a year ago, primarily due a decrease in cash interest payments and a decrease in working capital, offset by the net change in other non-current assets and liabilities.
Investing Activities
Net cash used in investing activities in the three-month period ended March 29, 2015 was $61.7 million, an increase of $21.4 million compared with the same period ended March 30, 2014, due primarily to an increase in capital expenditures and a $2.0 million preferred equity investment in a non-public entity.
Financing Activities
Net cash from financing activities in the first three months of 2015 was $13.6 million, a decrease of $1.7 million compared with the same period ended March 30, 2014, due primarily to an increase in unitholder distributions which were somewhat offset by a higher draw on the revolver.
As of March 29, 2015, our debt consisted of the following:

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

•
$608.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2014, we have no current maturities as of March 29, 2015.

•
$57 million of borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

At the end of this quarter, we had a total of $608.9 million of variable-rate term debt (before giving consideration to fixed-rate interest rate swaps), $950.0 million of fixed-rate debt, $57.0 million outstanding borrowings under our revolving credit facility, and cash on hand of $19.7 million. After letters of credit, which totaled $16.3 million at March 29, 2015, we had $181.7 million of available borrowings under the revolving credit facility.

We have entered into several interest rate swaps that effectively fix all of our variable-rate term debt payments. As of March 29, 2015, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2015.
At March 29, 2015, the fair market value of the current and long-term portions of our derivative portfolio were $10.0 million and $19.3 million, respectively. The current and long-term portions were recorded in "Current Derivative Liability” and “Derivative Liability,” respectively.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio, which is measured on a trailing-twelve-month quarterly basis. At the end of the first quarter of 2015, this ratio was set at 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio will decrease by 0.25x each second quarter until it reaches 5.25x. Based on our trailing-twelve-month results ending March 29, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement as of March 29, 2015.

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
In accordance with these debt provisions, on February 25, 2015, we announced the declaration of a distribution of $0.75 per limited partner unit, which was paid on March 25, 2015. Also, on April 29, 2015, we announced the declaration of a distribution of $0.75 per limited partner unit, which will be payable on June 15, 2015.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 29, 2015. We have no other significant off-balance sheet financing arrangements.

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
As of March 29, 2015, we had $950.0 million of fixed-rate senior unsecured notes and $608.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $17.9 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $4.4 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.6 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 29, 2015, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 29, 2015.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

That dispute went to private arbitration, and on February 28, 2011, an arbitration panel ruled 2-to-1 in favor of Mr. Falfas finding that he did not resign but was terminated without cause.  Both the Partnership and Mr. Falfas filed actions in Erie County Court of Common Pleas concerning the enforceability of the award.   The Erie County Common Pleas Court issued a ruling declaring that Mr. Falfas was not entitled to reinstatement of his employment but was entitled to certain back pay and other benefits.  Both parties appealed the common pleas court decision to the Ohio Sixth District Court of Appeals in Toledo, Ohio.  The Court of Appeals issued a ruling reversing the Erie County Common Pleas Court's order regarding the reinstatement of Mr. Falfas' employment and affirming the order regarding back pay and other benefits. The Partnership appealed the Court of Appeals decision to the Ohio Supreme Court.  On September 18, 2014 the Ohio Supreme Court issued a ruling reversing the Court of Appeals and holding that Mr. Falfas was not entitled to reinstatement.  The matter was remanded to the Erie County Common Pleas Court for further proceedings.

On April 28, 2015 the Partnership and Mr. Falfas entered in a final and binding settlement agreement that resolved all outstanding claims.  The reserves recorded as of March 29, 2015 are adequate to cover the settlement amount and any other related liabilities.

Ortegon, et al vs. Cedar Fair, L.P., Cedar Fair Management Company, et al

The Partnership and Cedar Fair Management, Inc. are defendants in a class action lawsuit filed in the Superior Court of the State of California for Santa Clara County on October 3, 2013 by Frank Ortegon-Ramirez seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge and pay statement practices. The defendants filed an answer on November 21, 2013 denying the allegations in the complaint and requesting a dismissal of all claims. The class has not been certified. On November 12, 2014, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.75 million settlement with the named Plaintiff on a class wide basis which is subject to final court approval. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until the second quarter of 2015. The Partnership believes the liability recorded as of March 29, 2015 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the first quarter of fiscal 2015:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - February 1	—	$—	—	$—
February 2 - March 1	7,297	55.70	—	—
March 2 - March 29	—	—	—	—
	7,297	$55.70	—	$—

(1)
All of the units reported as purchased are attributable to units that were disposed of back to us in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Cedar Fair, L.P. 2008 Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 1, 2015	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	May 1, 2015	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.