Form 10-Q
period 2015-06-28
CEDAR FAIR L P
filed 2015-08-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of July 28, 2015
Units Representing Limited Partner Interests	56,008,206

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/28/2015	12/31/2014	6/29/2014
ASSETS
Current Assets:
Cash and cash equivalents	$35,447	$131,840	$40,134
Receivables	70,019	27,395	66,561
Inventories	46,627	25,883	45,571
Current deferred tax asset	20,032	9,265	22,900
Prepaid advertising	18,648	1,548	19,697
Other current assets	11,156	7,786	11,701
	201,929	203,717	206,564
Property and Equipment:
Land	271,593	276,297	283,118
Land improvements	385,451	366,863	371,038
Buildings	654,619	599,907	600,335
Rides and equipment	1,593,907	1,535,705	1,567,581
Construction in progress	16,756	70,431	34,166
	2,922,326	2,849,203	2,856,238
Less accumulated depreciation	(1,347,595)	(1,322,652)	(1,299,074)
	1,574,731	1,526,551	1,557,164
Goodwill	221,662	228,291	237,650
Other Intangibles, net	37,278	38,191	39,509
Other Assets	40,678	41,569	44,909
	$2,076,278	$2,038,319	$2,085,796
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$3,025
Accounts payable	39,917	23,933	37,503
Deferred revenue	147,943	61,161	133,797
Accrued interest	12,455	9,916	12,516
Accrued taxes	12,143	21,800	7,253
Accrued salaries, wages and benefits	32,233	34,102	35,640
Self-insurance reserves	24,020	23,377	23,659
Current derivative liability	6,895	11,791	—
Other accrued liabilities	15,433	12,139	9,405
	291,039	198,219	262,798
Deferred Tax Liability	153,053	152,513	157,046
Derivative Liability	18,806	14,649	30,110
Other Liabilities	16,061	17,871	7,402
Long-Term Debt:
Revolving credit loans	42,000	—	39,000
Term debt	608,850	608,850	615,825
Notes	950,000	950,000	950,000
	1,600,850	1,558,850	1,604,825
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	1	2
Limited partners, 56,008, 55,828 and 55,859 units outstanding at June 28, 2015, December 31, 2014 and June 29, 2014, respectively	(3,049)	101,556	36,918
Accumulated other comprehensive loss	(5,772)	(10,630)	(18,595)
	(3,531)	96,217	23,615
	$2,076,278	$2,038,319	$2,085,796

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	6/28/2015	6/29/2014	6/28/2015	6/29/2014
Net revenues:
Admissions	$207,568	$206,958	$230,351	$226,025
Food, merchandise and games	128,633	121,601	146,577	137,987
Accommodations, extra-charge products and other	41,207	34,455	47,297	39,468
	377,408	363,014	424,225	403,480
Costs and expenses:
Cost of food, merchandise, and games revenues	33,106	31,090	38,694	36,075
Operating expenses	157,325	147,192	235,455	227,542
Selling, general and administrative	46,065	46,617	71,883	68,021
Depreciation and amortization	47,105	46,974	51,116	51,281
Gain on sale of other assets	—	(921)	—	(921)
Loss on impairment / retirement of fixed assets, net	780	215	3,683	1,212
	284,381	271,167	400,831	383,210
Operating income	93,027	91,847	23,394	20,270
Interest expense	21,473	27,907	42,005	52,639
Net effect of swaps	(1,407)	(315)	(1,523)	56
Loss on early debt extinguishment	—	29,273	—	29,273
Unrealized/realized foreign currency (gain) loss	(7,911)	(16,102)	30,307	1,082
Interest income	(5)	(6)	(45)	(79)
Income (loss) before taxes	80,877	51,090	(47,350)	(62,701)
Provision (benefit) for taxes	23,294	7,188	(21,100)	(23,063)
Net income (loss)	57,583	43,902	(26,250)	(39,638)
Net income (loss) allocated to general partner	1	1	—	—
Net income (loss) allocated to limited partners	$57,582	$43,901	$(26,250)	$(39,638)

Net income (loss)	$57,583	$43,902	$(26,250)	$(39,638)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,758)	(2,317)	5,456	(696)
Unrealized income (loss) on cash flow hedging derivatives	1,841	(2,241)	(598)	(2,891)
Other comprehensive income (loss), (net of tax)	83	(4,558)	4,858	(3,587)
Total comprehensive income (loss)	$57,666	$39,344	$(21,392)	$(43,225)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	55,734	55,419	55,696	55,453
Net income (loss) per limited partner unit	$1.03	$0.79	$(0.47)	$(0.71)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,285	55,824	55,696	55,453
Net income (loss) per limited partner unit	$1.02	$0.79	$(0.47)	$(0.71)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(In thousands)

	Six months ended	Six months ended
	6/28/2015	6/29/2014
Limited Partnership Units Outstanding
Beginning balance	55,828	55,716
Limited partnership unit options exercised	48	11
Limited partnership unit forfeitures	(1)	—
Issuance of limited partnership units as compensation	133	132
	56,008	55,859
Limited Partners’ Equity
Beginning balance	$101,556	$148,847
Net loss	(26,250)	(39,638)
Partnership distribution declared ($1.50 and $1.40 per limited partnership unit)	(84,153)	(78,275)
Expense recognized for limited partnership unit options	353	446
Tax effect of units involved in option exercises and treasury unit transactions	(2,048)	(725)
Issuance of limited partnership units as compensation	7,493	6,263
	(3,049)	36,918
General Partner’s Equity
Beginning balance	1	2
Partnership distribution declared	(1)	—
	—	2
Special L.P. Interests	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5,936	5
Period activity, net of tax ($3,136) and $402	5,456	(696)
	11,392	(691)
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(16,566)	(15,013)
Period activity, net of tax $185 and $501	(598)	(2,891)
	(17,164)	(17,904)
	(5,772)	(18,595)
Total Partners’ Equity	$(3,531)	$23,615
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	6/28/2015	6/29/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,250)	$(39,638)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	51,116	51,281
Loss on early debt extinguishment	—	29,273
Loss on impairment / retirement of fixed assets, net	3,683	1,212
Gain on sale of other assets	—	(921)
Net effect of swaps	(1,523)	56
Non-cash expense	40,004	9,696
Net change in working capital	18,526	18,046
Net change in other assets/liabilities	(12,279)	(16,768)
Net cash from operating activities	73,277	52,237
CASH FLOWS FOR INVESTING ACTIVITIES
Sale of non-core asset	—	1,377
Purchase of preferred equity investment	(2,000)	—
Capital expenditures	(120,380)	(106,690)
Net cash for investing activities	(122,380)	(105,313)
CASH FLOWS FOR FINANCING ACTIVITIES
Net borrowings on revolving credit loans	42,000	39,000
Note borrowings	—	450,000
Note payments, including amounts paid for early termination	—	(426,148)
Distributions paid to partners	(84,154)	(78,275)
Payment of debt issuance costs	—	(9,795)
Tax effect of units involved in option exercises and treasury unit transactions	(2,048)	(725)
Net cash for financing activities	(44,202)	(25,943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,088)	1,097
CASH AND CASH EQUIVALENTS
Net decrease for the period	(96,393)	(77,922)
Balance, beginning of period	131,840	118,056
Balance, end of period	$35,447	$40,134
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$39,378	$61,550
Interest capitalized	1,943	772
Cash payments for income taxes, net of refunds	4,256	3,319
Capital expenditures in accounts payable	8,360	2,375
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 28, 2015 AND JUNE 29, 2014

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the Partnership) without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the Partnership's amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 28, 2015 and June 29, 2014 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, which were included in the Form 10-K filed on February 26, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Partnership has not yet selected a transition method and is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for annual and interim periods beginning on or after December 15, 2015 with early adoption permitted. We do not expect adoption of ASU2015-03 to have an impact on our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the unaudited condensed consolidated balance sheets, which were $22.4 million, $24.6 million, and $27.4 million at June 28, 2015, December 31, 2014, and June 29, 2014, respectively.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of June 28, 2015, there were no indicators of impairment. The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2014 and no impairment was indicated.
A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 28, 2015 and June 29, 2014 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(439)	—	(439)
Balance at June 29, 2014	$317,518	$(79,868)	$237,650

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(6,629)	—	(6,629)
Balance at June 28, 2015	$301,530	$(79,868)	$221,662

At June 28, 2015, December 31, 2014, and June 29, 2014 the Partnership’s other intangible assets consisted of the following:

June 28, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$36,744	$—	$36,744
License / franchise agreements	877	343	534
Total other intangible assets	$37,621	$343	$37,278

December 31, 2014
(In thousands)
Other intangible assets:
Trade names	$37,683	$—	$37,683
License / franchise agreements	818	310	508
Total other intangible assets	$38,501	$310	$38,191

June 29, 2014
(In thousands)
Other intangible assets:
Trade names	$39,008	$—	$39,008
License / franchise agreements	900	399	501
Total other intangible assets	$39,908	$399	$39,509
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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the second quarter of 2015, this ratio was set at 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of June 28, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional Restricted Payments in 2015 and beyond is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

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
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of June 28, 2015, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.

Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		June 28, 2015	December 31, 2014	June 29, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(18,806)	$(14,649)	$(11,279)
Total derivatives designated as hedging instruments		$(18,806)	$(14,649)	$(11,279)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$(6,895)	$(11,791)	$—
Interest rate swaps	Derivative Liability	$—	$—	$(18,831)
Total derivatives not designated as hedging instruments		$(6,895)	$(11,791)	$(18,831)
Net derivative liability		$(25,701)	$(26,440)	$(30,110)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of June 28, 2015 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of June 28, 2015, approximately $1.5 million of losses remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and all of which will be reclassified to earnings within the next 12 months.
The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates as of June 28, 2015.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended June 28, 2015 and June 29, 2014:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended
	6/28/2015	6/29/2014
Interest rate swaps	$446	$(4,622)

(In thousands)		Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		6/28/2015	6/29/2014
Interest rate swaps	Net effect of swaps	$3,093	$2,301

During the quarter ended June 28, 2015, the Partnership recognized $3.1 million in income for the gain on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.4 million recorded in “Net effect of swaps.”

During the quarter ended June 29, 2014, the Partnership recognized $2.3 million in income for the gain on the derivatives not designated as cash flow hedges and $2.0 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $0.3 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the six-month periods ended June 28, 2015 and June 29, 2014:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Six months ended	Six months ended
	6/28/2015	6/29/2014
Interest rate swaps	$(4,156)	$(7,364)

(In thousands)		Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Six months ended	Six months ended
		6/28/2015	6/29/2014
Interest rate swaps	Net effect of swaps	$4,896	$3,918

During the six-month period ended June 28, 2015, the Partnership recognized $4.9 million in income for the gain on the derivatives not designated as cash flow hedges and $3.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.5 million recorded in “Net effect of swaps.”

During the six-month period ended June 29, 2014, the Partnership recognized $3.9 million in income for the gain on the derivatives not designated as cash flow hedges and $4.0 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $0.1 million recorded in “Net effect of swaps.”

(7) Fair Value Measurements:
The FASB Accounting Standards Codification (ASC) relating to fair value measurements emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the FASB’s ASC establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process. Quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of June 28, 2015, December 31, 2014, and June 29, 2014 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Condensed Consolidated	Fair Value	June 28, 2015		December 31, 2014		June 29, 2014
	Balance Sheet Location	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	(6,895)	(6,895)	(11,791)	(11,791)	—	—
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	—	—	—	—	(18,831)	(18,831)
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	(18,806)	(18,806)	(14,649)	(14,649)	(11,279)	(11,279)
Other financial assets (liabilities):
Term debt	Long-Term Debt	Level 2	(608,850)	(610,372)	(608,850)	(605,806)	(615,825)	(618,904)
March 2013 notes	Long-Term Debt	Level 1	(500,000)	(513,750)	(500,000)	(501,250)	(500,000)	(513,750)
June 2014 notes	Long-Term Debt	(1)	(450,000)	(455,625)	(450,000)	(451,125)	(450,000)	(455,625)

(1)	The June 2014 notes were based on Level 1 inputs as of June 28, 2015 and Level 2 inputs as of both December 31, 2014 and June 29, 2014.
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.7 million as of June 28, 2015 and by approximately $0.8 million as of both December 31, 2014, and June 29, 2014.
The carrying value of cash and cash equivalents, revolver, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis at June 28, 2015, December 31, 2014, or June 29, 2014.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended
	6/28/2015	6/29/2014	6/28/2015	6/29/2014
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,734	55,419	55,696	55,453
Effect of dilutive units:
Deferred units	21	5	—	—
Restricted units	366	184	—	—
Unit options	135	136	—	—
Phantom units	29	80	—	—
Diluted weighted average units outstanding	56,285	55,824	55,696	55,453
Net income (loss) per unit - basic	$1.03	$0.79	$(0.47)	$(0.71)
Net income (loss) per unit - diluted	$1.02	$0.79	$(0.47)	$(0.71)

The effect of out-of-the-money and/or antidilutive unit options on the three and six months ended June 28, 2015 and June 29, 2014, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the second quarter of 2015, the Partnership has recorded $1.2 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this document, are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-month periods ended June 28, 2015 and June 29, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 29, 2015	$(19,005)	$13,150	$(5,855)

Other comprehensive income before reclassifications, net of tax $(67) and $1,011, respectively	379	(1,758)	(1,379)

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	1,841	(1,758)	83

Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at March 30, 2014	$(15,663)	$1,626	$(14,037)

Other comprehensive income before reclassifications, net of tax $702 and $1,334, respectively	(3,920)	(2,317)	(6,237)

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,679	—	1,679

Net other comprehensive income	(2,241)	(2,317)	(4,558)

Balance at June 29, 2014	$(17,904)	$(691)	$(18,595)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 6/28/15	Three months ended 6/29/14
Interest rate contracts	$1,686	$1,986	Net effect of swaps
Benefit for taxes	(224)	(307)	Benefit for taxes
	$1,462	$1,679

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the six-month periods ended June 28, 2015 and June 29, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $634 and ($3,136), respectively	(3,522)	5,456	1,934

Amounts reclassified from accumulated other comprehensive income, net of tax ($449) (2)	2,924	—	2,924

Net other comprehensive income	(598)	5,456	4,858

Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $1,115 and $402, respectively	(6,248)	(696)	(6,944)

Amounts reclassified from accumulated other comprehensive income, net of tax ($614) (2)	3,357	—	3,357

Net other comprehensive income	(2,891)	(696)	(3,587)

Balance at June 29, 2014	$(17,904)	$(691)	$(18,595)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Six months ended 6/28/15	Six months ended 6/29/14
Interest rate contracts	$3,373	$3,971	Net effect of swaps
Benefit for taxes	(449)	(614)	Benefit for taxes
	$2,924	$3,357

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 28, 2015, December 31, 2014, and June 29, 2014 and for the three- and six-month periods ended June 28, 2015 and June 29, 2014. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$15,485	$20,740	$(778)	$35,447
Receivables	1	108,653	119,015	637,007	(794,657)	70,019
Inventories	—	228	3,143	43,256	—	46,627
Current deferred tax asset	—	15,315	674	4,043	—	20,032
Other current assets	434	1,658	2,681	26,476	(1,445)	29,804
	435	125,854	140,998	731,522	(796,880)	201,929
Property and Equipment (net)	—	5,612	204,916	1,364,203	—	1,574,731
Investment in Park	663,494	814,861	164,516	24,292	(1,667,163)	—
Goodwill	674	—	101,383	119,605	—	221,662
Other Intangibles, net	—	—	14,371	22,907	—	37,278
Deferred Tax Asset	—	24,287	—	—	(24,287)	—
Other Assets	5,176	20,184	7,405	7,913	—	40,678
	$669,779	$990,798	$633,589	$2,270,442	$(2,488,330)	$2,076,278
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$311,822	$213,778	$3,983	$305,769	$(795,435)	$39,917
Deferred revenue	—	592	16,235	131,116	—	147,943
Accrued interest	5,487	4,211	1,874	883	—	12,455
Accrued taxes	3,082	—	1,771	8,735	(1,445)	12,143
Accrued salaries, wages and benefits	—	22,318	1,989	7,926	—	32,233
Self-insurance reserves	—	7,925	1,456	14,639	—	24,020
Current derivative liability	4,127	2,768	—	—	—	6,895
Other accrued liabilities	—	4,587	1,067	9,779	—	15,433
	324,518	256,179	28,375	478,847	(796,880)	291,039
Deferred Tax Liability	—	—	49,695	127,645	(24,287)	153,053
Derivative Liability	10,927	7,879	—	—	—	18,806
Other Liabilities	968	3,574	—	11,519	—	16,061
Long-Term Debt:
Revolving credit loans	42,000	—	—	—	—	42,000
Term debt	—	247,890	13,991	346,969	—	608,850
Notes	294,897	205,103	450,000	—	—	950,000
	336,897	452,993	463,991	346,969	—	1,600,850

Equity	(3,531)	270,173	91,528	1,305,462	(1,667,163)	(3,531)
	$669,779	$990,798	$633,589	$2,270,442	$(2,488,330)	$2,076,278

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$19,425	$29,986	$(9,277)	$40,134
Receivables	59	104,035	93,286	571,632	(702,451)	66,561
Inventories	—	5,732	4,091	35,748	—	45,571
Current deferred tax asset	—	18,655	800	3,445	—	22,900
Other current assets	691	14,115	5,974	13,500	(2,882)	31,398
	750	142,537	123,576	654,311	(714,610)	206,564
Property and Equipment (net)	471,252	8,206	247,632	830,074	—	1,557,164
Investment in Park	466,213	767,266	149,180	32,308	(1,414,967)	—
Goodwill	9,061	—	117,371	111,218	—	237,650
Other Intangibles, net	—	—	16,639	22,870	—	39,509
Deferred Tax Asset	—	32,025	—	117	(32,142)	—
Other Assets	11,680	21,649	9,276	2,304	—	44,909
	$958,956	$971,683	$663,674	$1,653,202	$(2,161,719)	$2,085,796
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,724	$1,231	$70	$—	$—	$3,025
Accounts payable	218,225	233,203	15,070	282,733	(711,728)	37,503
Deferred revenue	—	636	15,824	117,337	—	133,797
Accrued interest	6,422	4,251	1,843	—	—	12,516
Accrued taxes	6,054	1,196	—	2,885	(2,882)	7,253
Accrued salaries, wages and benefits	—	23,850	2,303	9,487	—	35,640
Self-insurance reserves	—	5,534	1,772	16,353	—	23,659
Current derivative liability	—	—	—	—	—
Other accrued liabilities	376	5,554	1,095	2,380	—	9,405
	232,801	275,455	37,977	431,175	(714,610)	262,798
Deferred Tax Liability	—	—	57,540	131,648	(32,142)	157,046
Derivative Liability	17,700	12,410	—	—	—	30,110
Other Liabilities	—	4,039	—	3,363	—	7,402
Long-Term Debt:
Revolving credit loans	39,000	—	—	—	—	39,000
Term debt	350,943	250,730	14,152	—	—	615,825
Notes	294,897	205,103	450,000	—	—	950,000
	684,840	455,833	464,152	—	—	1,604,825

Equity	23,615	223,946	104,005	1,087,016	(1,414,967)	23,615
	$958,956	$971,683	$663,674	$1,653,202	$(2,161,719)	$2,085,796

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$38,071	$60,260	$28,003	$348,613	$(97,539)	$377,408
Costs and expenses:
Cost of food, merchandise, and games revenues	—	71	2,592	30,443	—	33,106
Operating expenses	122	51,419	14,390	88,759	2,635	157,325
Selling, general and administrative	574	8,996	2,464	34,031	—	46,065
Depreciation and amortization	—	9	5,496	41,600	—	47,105
Loss on impairment / retirement of fixed assets, net	—	—	104	676	—	780
	696	60,495	25,046	195,509	2,635	284,381
Operating Income (loss)	37,375	(235)	2,957	153,104	(100,174)	93,027
Interest expense (income), net	8,158	7,217	6,305	(212)	—	21,468
Net effect of swaps	(757)	(650)	—	—	—	(1,407)
Unrealized / realized foreign currency gain	—	—	(7,911)	—	—	(7,911)
Other (income) expense	187	(3,015)	659	2,169	—	—
Income from investment in affiliates	(30,931)	(33,397)	(8,591)	(10,890)	83,809	—
Income before taxes	60,718	29,610	12,495	162,037	(183,983)	80,877
Provision (benefit) for taxes	3,135	(1,322)	1,595	19,886	—	23,294
Net income	$57,583	$30,932	$10,900	$142,151	$(183,983)	$57,583
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,758)	—	(1,758)	—	1,758	(1,758)
Unrealized loss on cash flow hedging derivatives	1,841	475	—	—	(475)	1,841
Other comprehensive income (loss), (net of tax)	83	475	(1,758)	—	1,283	83
Total Comprehensive income	$57,666	$31,407	$9,142	$142,151	$(182,700)	$57,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$43,084	$79,737	$33,878	$328,013	$(121,698)	$363,014
Costs and expenses:
Cost of food, merchandise, and games revenues	—	79	2,881	28,130	—	31,090
Operating expenses	1,312	54,893	15,124	197,561	(121,698)	147,192
Selling, general and administrative	1,467	27,495	3,886	13,769	—	46,617
Depreciation and amortization	14,011	94	6,502	26,367	—	46,974
Gain on sale of other assets	—	—	—	(921)	—	(921)
Loss on impairment / retirement of fixed assets, net	—	(1)	—	216	—	215
	16,790	82,560	28,393	265,122	(121,698)	271,167
Operating Income (loss)	26,294	(2,823)	5,485	62,891	—	91,847
Interest expense (income), net	10,533	7,354	11,933	(1,919)	—	27,901
Net effect of swaps	(178)	(137)	—	—	—	(315)
Loss on early debt extinguishment	—	—	29,273	—	—	29,273
Unrealized / realized foreign currency gain	—	—	(16,102)	—	—	(16,102)
Other (income) expense	188	(2,415)	531	1,696	—	—
(Income) loss from investment in affiliates	(30,914)	(21,721)	(10,576)	1,929	61,282	—
Income (loss) before taxes	46,665	14,096	(9,574)	61,185	(61,282)	51,090
Provision (benefit) for taxes	2,763	(3,481)	(7,645)	15,551	—	7,188
Net income (loss)	$43,902	$17,577	$(1,929)	$45,634	$(61,282)	$43,902
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,317)	—	(2,317)	—	2,317	(2,317)
Unrealized loss on cash flow hedging derivatives	(2,241)	(644)	—	—	644	(2,241)
Other comprehensive income (loss), (net of tax)	(4,558)	(644)	(2,317)	—	2,961	(4,558)
Total Comprehensive income (loss)	$39,344	$16,933	$(4,246)	$45,634	$(58,321)	$39,344

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$36,688	$64,280	$28,081	$395,350	$(100,174)	$424,225
Costs and expenses:						—
Cost of food, merchandise, and games revenues	—	71	2,592	36,031	—	38,694
Operating expenses	256	74,476	19,361	141,362	—	235,455
Selling, general and administrative	1,373	22,271	4,207	44,032	—	71,883
Depreciation and amortization	—	18	5,496	45,602	—	51,116
Loss on impairment / retirement of fixed assets, net	—	—	104	3,579	—	3,683
	1,629	96,836	31,760	270,606	—	400,831
Operating Income (loss)	35,059	(32,556)	(3,679)	124,744	(100,174)	23,394
Interest expense (income), net	15,994	14,054	12,425	(513)	—	41,960
Net effect of swaps	(743)	(780)	—	—	—	(1,523)
Unrealized / realized foreign currency loss	—	—	30,307	—	—	30,307
Other (income) expense	375	(7,831)	1,705	5,751	—	—
Income from investment in affiliates	41,855	18,348	(5,088)	24,599	(79,714)	—
Income before taxes	(22,422)	(56,347)	(43,028)	94,907	(20,460)	(47,350)
Provision (benefit) for taxes	3,828	(14,494)	(18,429)	7,995	—	(21,100)
Net income	$(26,250)	$(41,853)	$(24,599)	$86,912	$(20,460)	$(26,250)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	5,456	—	5,456	—	(5,456)	5,456
Unrealized loss on cash flow hedging derivatives	(598)	(302)	—	—	302	(598)
Other comprehensive income (loss), (net of tax)	4,858	(302)	5,456	—	(5,154)	4,858
Total Comprehensive income	$(21,392)	$(42,155)	$(19,143)	$86,912	$(25,614)	$(21,392)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$47,839	$88,416	$34,029	$368,325	$(135,129)	$403,480
Costs and expenses:
Cost of food, merchandise, and games revenues	—	79	2,882	33,114	—	36,075
Operating expenses	2,660	77,355	22,061	260,595	(135,129)	227,542
Selling, general and administrative	2,863	44,167	4,759	16,232	—	68,021
Depreciation and amortization	14,485	103	6,502	30,191	—	51,281
Gain on sale of other assets	—	—	—	(921)	—	(921)
Loss on impairment / retirement of fixed assets, net	249	(1)	—	964	—	1,212
	20,257	121,703	36,204	340,175	(135,129)	383,210
Operating Income (loss)	27,582	(33,287)	(2,175)	28,150	—	20,270
Interest expense (income), net	20,732	14,365	21,401	(3,938)	—	52,560
Net effect of swaps	16	40	—	—	—	56
Loss on early debt extinguishment	—	—	29,273	—	—	29,273
Unrealized / realized foreign currency loss	—	—	1,082	—	—	1,082
Other (income) expense	375	(5,689)	905	4,409	—	—
(Income) loss from investment in affiliates	42,674	25,422	(6,512)	30,173	(91,757)	—
Loss before taxes	(36,215)	(67,425)	(48,324)	(2,494)	91,757	(62,701)
Provision (benefit) for taxes	3,423	(13,903)	(18,151)	5,568	—	(23,063)
Net loss	$(39,638)	$(53,522)	$(30,173)	$(8,062)	$91,757	$(39,638)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(696)	—	(696)	—	696	(696)
Unrealized loss on cash flow hedging derivatives	(2,891)	(817)	—	—	817	(2,891)
Other comprehensive income (loss), (net of tax)	(3,587)	(817)	(696)	—	1,513	(3,587)
Total Comprehensive loss	$(43,225)	$(54,339)	$(30,869)	$(8,062)	$93,270	$(43,225)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$3,954	$(55,759)	$(2,970)	$129,912	$(1,860)	$73,277
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(10,576)	(282)	10,858	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(5,551)	(114,829)	—	(120,380)
Net cash for investing activities	—	(2,000)	(16,127)	(115,111)	10,858	(122,380)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	42,000	—	—	—	—	42,000
Distributions paid	(85,236)	—	—	—	1,082	(84,154)
Intercompany payables (payments) receipts	(40,718)	59,425	(7,849)	—	(10,858)	—
Tax effect of units involved in option exercises and treasury unit transactions	—	(2,048)	—	—	—	(2,048)
Net cash from (for) financing activities	(83,954)	57,377	(7,849)	—	(9,776)	(44,202)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,088)	—	—	(3,088)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(80,000)	(382)	(30,034)	14,801	(778)	(96,393)
Balance, beginning of period	80,000	382	45,519	5,939	—	131,840
Balance, end of period	$—	$—	$15,485	$20,740	$(778)	$35,447

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 29, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$57,348	$(48,952)	$(22,362)	$76,734	$(10,531)	$52,237
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	7,625	—	3,829	(11,454)	—
Sale of non-core asset	—	—	—	1,377	—	1,377
Capital expenditures	(47,494)	(193)	(11,573)	(47,430)	—	(106,690)
Net cash from (for) investing activities	(47,494)	7,432	(11,573)	(42,224)	(11,454)	(105,313)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	39,000	—	—	—	—	39,000
Note borrowings	—	—	450,000	—	—	450,000
Term debt payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions/dividends (paid) received	(79,544)	—	—	—	1,269	(78,275)
Intercompany payables (payments) receipts	(44,310)	38,101	2,631	(7,861)	11,439	—
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Tax effect of units involved in option exercises and treasury unit transactions	—	(725)	—	—	—	(725)
Net cash from (for) financing activities	(84,854)	37,376	16,688	(7,861)	12,708	(25,943)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,097	—	—	1,097
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(75,000)	(4,144)	(16,150)	26,649	(9,277)	(77,922)
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$—	$—	$19,425	$29,986	$(9,277)	$40,134

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
In the second quarter of 2015, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and six-month periods ended June 28, 2015 and June 29, 2014.

	Three months ended		Six months ended
	6/28/2015	6/29/2014	6/28/2015	6/29/2014
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
	(In thousands)
Net income (loss)	$57,583	$43,902	$(26,250)	$(39,638)
Interest expense	21,473	27,907	42,005	52,639
Interest income	(5)	(6)	(45)	(79)
Provision (benefit) for taxes	23,294	7,188	(21,100)	(23,063)
Depreciation and amortization	47,105	46,974	51,116	51,281
EBITDA	149,450	125,965	45,726	41,140
Loss on early extinguishment of debt	—	29,273	—	29,273
Net effect of swaps	(1,407)	(315)	(1,523)	56
Unrealized foreign currency (gain) loss	(8,004)	(16,162)	30,254	1,020
Non-cash equity expense	2,876	2,821	5,261	6,777
Loss on impairment/retirement of fixed assets, net	780	215	3,683	1,212
Gain on sale of other assets	—	(921)	—	(921)
Class action settlement costs	27	—	177	—
Other non-recurring items (as defined) (1)	502	204	199	558
Adjusted EBITDA	$144,224	$141,080	$83,777	$79,115

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

Results of Operations:
Six months ended June 28, 2015

The fiscal six-month period ended June 28, 2015, consisted of a 26-week period and included a total of 847 operating days compared with 26 weeks and 840 operating days for the fiscal six-month period ended June 29, 2014.

The following table presents key financial information for the six months ended June 28, 2015 and June 29, 2014:

	Six months ended	Six months ended	Increase (Decrease)
	6/28/2015	6/29/2014	$	%
	(26 weeks)	(26 weeks)
	(Amounts in thousands)
Net revenues	$424,225	$403,480	$20,745	5.1%
Operating costs and expenses	346,032	331,638	14,394	4.3%
Depreciation and amortization	51,116	51,281	(165)	(0.3)%
Loss on impairment / retirement of fixed assets	3,683	1,212	2,471	N/M
Gain on sale of other assets	—	(921)	921	N/M
Operating income	$23,394	$20,270	$3,124	15.4%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$83,777	$79,115	4,662	5.9%
Attendance	8,643	8,423	220	2.6%
Per capita spending	$44.57	$43.78	$0.79	1.8%
Out-of-park revenues	$50,517	$45,716	$4,801	10.5%

For the six months ended June 28, 2015, net revenues increased by $20.7 million, to $424.2 million, from $403.5 million for the same period in 2014. This reflects an increase in attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. Attendance for the first half of the year was positively impacted by strong season pass visitation. The 1.8%, or $0.79, increase in per capita spending was mainly attributable to the continued growth in admissions pricing and our food and beverage programs. The 10.5%, or $4.8 million, increase in out-of-park revenues was due primarily to improved results at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $3.7 million compared to the same period for 2014.

Operating costs and expenses for the first six months increased 4.3%, or $14.4 million, to $346.0 million from $331.6 million for the first six months of 2014. The increase is the result of a $2.6 million increase in cost of goods sold, a $7.9 million increase in operating expenses, and a $3.9 million increase in selling, general, and administrative expenses ("SG&A"). The $2.6 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both periods. The $7.9 million increase in operating expenses was due to several items. First, the six-month period ended June 28, 2015 included an increase in labor costs due to normal merit increases, minimum wage increases, and additional operating hours. Second, maintenance expense increased primarily due to increases in ride maintenance and infrastructure improvements. Lastly, self-insurance costs increased due to additional estimated reserves related to a few significant non-recurring claims during the first half of the year. The $3.9 million increase in SG&A was primarily due to a few items. First, the six-month period ended June 28, 2015 included an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with special event promotional activities, continued expenditures related to the support of our improved technology and security initiatives, and transaction fees. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $3.4 million compared to the same period for 2014.

Depreciation and amortization expense for the first six months of 2015 decreased $0.2 million compared to the prior period. For the first six months of 2015, the loss on impairment/retirement of fixed assets was $3.7 million, reflecting the retirement of assets during the period at several of our properties, as compared to $1.2 million in the first six months of 2014. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income increased $3.1 million to $23.4 million for the first six months of 2015 from operating income of $20.3 million for the first six months of 2014.

Interest expense for the first six months of 2015 decreased by $10.6 million to $42.0 million, from $52.6 million for the first six months of 2014. The decrease was due to the lower interest rate on the June 2014 notes compared to the July 2010 notes which were outstanding for most of the same period in the prior year, a decrease in non-cash amortization of deferred financing fees related to the June 2014 notes, and a decrease in revolver interest due to lower average outstanding borrowings during the first six months of the year.

The net effect of our swaps resulted in a non-cash benefit to earnings of $1.5 million for the first six months of 2015 compared with a $0.1 million non-cash charge to earnings for the first six months of 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the first half of the year, we also recognized a $30.3 million charge to earnings for unrealized/realized foreign currency losses compared with a $1.1 million charge to earnings for the first six months of 2014. Both amounts represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the first six months of 2015, a benefit for taxes of $21.1 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a benefit for taxes recorded for the same six-month period in 2014 of $23.1 million. This decrease in tax benefit relates largely to a reduction in the mix of corporate income offset somewhat by an increase in the full year expected annual effective tax rate. Cash taxes to be paid or payable in 2015 are estimated to range from $20 million to $25 million, compared to $11.2 million for 2014. This expected increase in cash taxes relates to continuing strong business performance and the utilization of net operating loss carryforwards during 2015.

After the items above, net loss for the first six months totaled $26.3 million, or $0.47 per diluted limited partner unit, compared with a net loss of $39.6 million, or $0.71 per diluted unit, for the same six-month period a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net loss, see page 28). For the first six months of 2015, Adjusted EBITDA increased to $83.8 million from $79.1 million for the first six months of 2014. The approximate $4.7 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the six-month period compared with the prior-year period. Partially offsetting these revenue increases were increases in operating costs and expenses associated with our current year initiatives and other planned year-over-year cost increases.

Three months ended June 28, 2015

The fiscal three-month period ended June 28, 2015, consisted of a 13-week period and included a total of 750 operating days compared with 13 weeks and 746 operating days for the fiscal three-month period ended June 29, 2014.

The following table presents key financial information for the three months ended June 28, 2015 and June 29, 2014:

	Three months ended	Three months ended	Increase (Decrease)
	6/28/2015	6/29/2014	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$377,408	$363,014	$14,394	4.0%
Operating costs and expenses	236,496	224,899	11,597	5.2%
Depreciation and amortization	47,105	46,974	131	0.3%
Loss on impairment / retirement of fixed assets	780	215	565	N/M
Gain on sale of other assets	—	(921)	921	N/M
Operating income	$93,027	$91,847	$1,180	1.3%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$144,224	$141,080	$3,144	2.2%
Attendance	7,781	7,690	91	1.2%
Per capita spending	$44.78	$43.94	$0.84	1.9%
Out-of-park revenues	$39,219	$34,968	$4,251	12.2%

For the quarter ended June 28, 2015, net revenues increased by $14.4 million, to $377.4 million, from $363.0 million in the second quarter of 2014. This reflects an increase in both attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. Attendance for the second quarter was positively impacted by strong season pass visitation. The 1.9%, or $0.84, increase in per capita spending was mainly attributable to the continued growth in admissions pricing and our food and beverage programs. The 12.2%, or $4.3 million, increase in out-of-park revenues was due primarily to increased bookings at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $3.7 million for the quarter compared to the second quarter of 2014.

Operating costs and expenses for the quarter increased 5.2%, or $11.6 million, to $236.5 million from $224.9 million in the second quarter of 2014. The increase is the net result of a $2.0 million increase in cost of goods sold and a $10.1 million increase in operating expenses, somewhat offset by a $0.5 million decrease in SG&A. The $2.0 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both periods. The $10.1 million increase in operating expenses was primarily due to several items. First, the three-month period ended June 28, 2015 included an increase in labor costs due to normal merit increases, minimum wage increases, and additional operating hours. Second, maintenance expense increased primarily due to the shift in timing of projects from the first to the second quarter and was also due to overall increases in ride maintenance and infrastructure projects. Third, operating supplies increased due primarily to costs associated with the support of our improved technology and other current year initiatives. Lastly, self-insurance costs increased primarily due to a reserve for a significant non-recurring claim during the quarter. The $0.5 million decrease in SG&A was due primarily to a decrease in incentive compensation for the second quarter compared to last year for the same period. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $2.5 million compared to the second quarter of 2014.

Depreciation and amortization expense for the quarter increased $0.1 million. For the second quarter of 2015, the loss on impairment/retirement of fixed assets was $0.8 million, reflecting the retirement of assets during the period at several of our properties, as compared to $0.2 million in the second quarter of 2014. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, the operating income increased $1.2 million to $93.0 million for the second quarter of 2015 compared to operating income of $91.8 million for the second quarter of 2014.

Interest expense for the second quarter of 2015 decreased by $6.4 million to $21.5 million, from $27.9 million in the second quarter of 2014. The decrease was due to the lower interest rate on the June 2014 notes compared to the July 2010 notes which were outstanding for most of the same period in the prior year, a decrease in non-cash amortization of deferred financing fees related to the June 2014 notes, and a decrease in revolver interest due to lower average outstanding borrowings during the quarter.

The net effect of our swaps resulted in a non-cash benefit to earnings of $1.4 million for the second quarter of 2015 compared with a $0.3 million non-cash benefit to earnings in the second quarter of 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $7.9 million net benefit to earnings for unrealized/realized foreign currency gains compared with a $16.1 million net benefit to earnings for the second quarter in 2014. Both amounts represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the second quarter, a provision for taxes of $23.3 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded in the second quarter of 2014 of $7.2 million. This increase in tax provision relates largely to an increase in the full year expected annual effective tax rate.

After the items above, net income for the quarter totaled $57.6 million, or $1.02 per diluted limited partner unit, compared with a net income of $43.9 million, or $0.79 per diluted unit, for the second quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 28). For the current quarter, Adjusted EBITDA increased to $144.2 million from $141.1 million for the fiscal second quarter of 2014. The approximate $3.1 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the three-month period compared with the prior-year period. Partially offsetting these revenue increases were increases in operating costs and expenses associated with our current year initiatives and other planned year-over-year cost increases.

July 2015

Based on preliminary results, net revenues through August 2, 2015, were approximately $754 million, up 5%, or $39 million, compared with $715 million for the same period last year. The increase was the result of an approximate 2%, or $0.79 increase in average in-park guest per capita spending to $45.87, a 3%, or 484,000-visit, increase in attendance and an 8%, or $6 million increase in out-of-park revenues to $82 million, compared with 2014.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2015 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.7 at June 28, 2015 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the six-month period ended June 28, 2015, net cash provided by operating activities increased $21.0 million from the same period a year ago, primarily due to a decrease in cash interest payments and a decrease in working capital, partially offset by the net change in other non-current assets and liabilities.
Investing Activities
Net cash used in investing activities in the six-month period ended June 28, 2015 was $122.4 million, an increase of $17.1 million compared with the same period ended June 29, 2014, due primarily to an increase in capital expenditures and a $2.0 million preferred equity investment in a non-public entity.
Financing Activities
Net cash used for financing activities in the first six months of 2015 was $44.2 million, an increase of $18.3 million compared with the same period ended June 29, 2014, due primarily to an increase in unitholder distributions which were somewhat offset by a higher draw on the revolver as well as the refinancing that took place during 2014.

As of June 28, 2015, our debt consisted of the following:

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

•
$608.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2014, we have no current maturities as of June 28, 2015.

•
$42 million of borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $16.3 million at June 28, 2015, we had $196.7 million of available borrowings under the revolving credit facility and cash on hand of $35.5 million.

We have entered into several interest rate swaps that effectively fix all of our variable-rate term debt payments. As of June 28, 2015, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2015.
At June 28, 2015, the fair market value of the current and long-term portions of our derivative portfolio were $6.9 million and $18.8 million, respectively. The current and long-term portions were recorded in "Current Derivative Liability” and “Derivative Liability,” respectively.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the second quarter of 2015, this ratio was set at 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of June 28, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement.

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

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments is permitted should our pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

In accordance with these debt provisions, on April 29, 2015, we announced the declaration of a distribution of $0.75 per limited partner unit, which was paid on June 15, 2015. Also, on August 4, 2015, we announced the declaration of a distribution of $0.75 per limited partner unit, which will be payable on September 15, 2015.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 28, 2015. We have no other significant off-balance sheet financing arrangements.

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
As of June 28, 2015, we had $950.0 million of fixed-rate senior unsecured notes and $608.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $17.5 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $5.3 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $6.2 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 28, 2015, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 28, 2015.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Jacob T. Falfas vs. Cedar Fair, L.P.

On April 28, 2015, the Partnership and Mr. Falfas entered into a final and binding settlement agreement that resolved all outstanding claims. The reserves previously recorded were adequate for all settlement amounts paid. For additional detail about this proceeding, see the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015 that was filed with the Commission on May 1, 2015.

Ortegon, et al vs. Cedar Fair, L.P., Cedar Fair Management Company, et al

The Partnership and Cedar Fair Management, Inc. are defendants in a class action lawsuit filed in the Superior Court of the State of California for Santa Clara County on October 3, 2013 by Frank Ortegon-Ramirez seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge and pay statement practices.  The defendants filed an answer on November 21, 2013 denying the allegations in the complaint and requesting a dismissal of all claims.  On November 12, 2014, the Partnership participated in a mediation relating to the claims alleged in the lawsuit.  Following this mediation, the Partnership negotiated a $4.75 million settlement with the named Plaintiff on a class wide basis which is subject to final court approval.  On May 15, 2015, the court granted preliminary approval of the proposed settlement and the final approval hearing is scheduled for September 4, 2015.  The Partnership believes the liability recorded as of June 28, 2015 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:
The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the second quarter of fiscal 2015:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 30 - May 3	—	$—	—	$—
May 4 - May 31	646	59.61	—	—
June 1 - June 28	—	—	—	—
Total	646	$59.61	—	$—

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 4, 2015	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	August 4, 2015	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.