Form 10-Q
period 2015-09-27
CEDAR FAIR L P
filed 2015-11-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of October 30, 2015
Units Representing Limited Partner Interests	56,031,776

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/27/2015	12/31/2014	9/28/2014
ASSETS
Current Assets:
Cash and cash equivalents	$196,323	$131,840	$189,374
Receivables	44,979	27,395	41,262
Inventories	30,162	25,883	30,461
Current deferred tax asset	9,264	9,265	9,675
Other current assets	14,085	9,334	13,985
	294,813	203,717	284,757
Property and Equipment:
Land	270,358	276,297	279,350
Land improvements	380,356	366,863	372,145
Buildings	651,564	599,907	607,065
Rides and equipment	1,577,635	1,535,705	1,562,070
Construction in progress	25,231	70,431	39,058
	2,905,144	2,849,203	2,859,688
Less accumulated depreciation	(1,390,062)	(1,322,652)	(1,341,557)
	1,515,082	1,526,551	1,518,131
Goodwill	214,319	228,291	232,513
Other Intangibles, net	36,249	38,191	38,766
Other Assets	38,483	41,569	42,909
	$2,098,946	$2,038,319	$2,117,076
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4,600
Accounts payable	21,418	23,933	21,866
Deferred revenue	51,944	61,161	48,141
Accrued interest	11,898	9,916	12,008
Accrued taxes	49,735	21,800	38,407
Accrued salaries, wages and benefits	42,555	34,102	42,139
Self-insurance reserves	24,402	23,377	23,931
Current derivative liability	3,770	11,791	—
Other accrued liabilities	15,474	12,139	8,392
	221,196	198,219	199,484
Deferred Tax Liability	154,228	152,513	157,389
Derivative Liability	24,042	14,649	25,802
Other Liabilities	15,488	17,871	16,595
Long-Term Debt:
Term debt	608,850	608,850	614,250
Notes	950,000	950,000	950,000
	1,558,850	1,558,850	1,564,250
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	2	1	3
Limited partners, 56,008, 55,828 and 55,859 units outstanding at September 27, 2015, December 31, 2014 and September 28, 2014, respectively	120,912	101,556	161,157
Accumulated other comprehensive loss	(1,062)	(10,630)	(12,894)
	125,142	96,217	153,556
	$2,098,946	$2,038,319	$2,117,076

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	9/27/2015	9/28/2014	9/27/2015	9/28/2014
Net revenues:
Admissions	$361,106	$340,101	$591,457	$566,126
Food, merchandise and games	201,408	184,038	347,985	322,025
Accommodations, extra-charge products and other	82,123	71,179	129,420	110,647
	644,637	595,318	1,068,862	998,798
Costs and expenses:
Cost of food, merchandise, and games revenues	52,174	46,812	90,868	82,887
Operating expenses	188,565	178,649	424,020	406,191
Selling, general and administrative	61,394	57,205	133,277	125,226
Depreciation and amortization	59,059	58,244	110,175	109,525
Gain on sale of other assets	—	—	—	(921)
Loss on impairment / retirement of fixed assets, net	5,753	1,475	9,436	2,687
	366,945	342,385	767,776	725,595
Operating income	277,692	252,933	301,086	273,203
Interest expense	22,159	21,462	64,164	74,101
Net effect of swaps	(1,439)	(1,087)	(2,962)	(1,031)
Loss on early debt extinguishment	—	(246)	—	29,027
Unrealized/realized foreign currency loss	33,891	21,515	64,198	22,597
Interest income	(4)	(16)	(49)	(95)
Income before taxes	223,085	211,305	175,735	148,604
Provision for taxes	58,934	49,403	37,834	26,340
Net income	164,151	161,902	137,901	122,264
Net income allocated to general partner	2	2	2	1
Net income allocated to limited partners	$164,149	$161,900	$137,899	$122,263

Net income	$164,151	$161,902	$137,901	$122,264
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	7,688	2,975	13,144	2,279
Unrealized income (loss) on cash flow hedging derivatives	(2,978)	2,726	(3,576)	(165)
Other comprehensive income (loss), (net of tax)	4,710	5,701	9,568	2,114
Total comprehensive income	$168,861	$167,603	$147,469	$124,378
Basic income per limited partner unit:
Weighted average limited partner units outstanding	55,770	55,439	55,721	55,448
Net income per limited partner unit	$2.94	$2.92	$2.47	$2.21
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,282	55,855	56,141	55,855
Net income per limited partner unit	$2.92	$2.90	$2.46	$2.19
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(In thousands)

	Nine months ended	Nine months ended
	9/27/2015	9/28/2014
Limited Partnership Units Outstanding
Beginning balance	55,828	55,716
Limited partnership unit options exercised	48	19
Limited partnership unit forfeitures	(1)	—
Issuance of limited partnership units as compensation	133	128
	56,008	55,863
Limited Partners’ Equity
Beginning balance	$101,556	$148,847
Net income	137,899	122,263
Partnership distribution declared ($2.25 and $2.10 per limited partnership unit)	(126,266)	(117,468)
Expense recognized for limited partnership unit options	466	668
Tax effect of units involved in option exercises and treasury unit transactions	(2,048)	(785)
Issuance of limited partnership units as compensation	9,305	7,632
	120,912	161,157
General Partner’s Equity
Beginning balance	1	2
Net income	2	1
Partnership distribution declared	(1)	—
	2	3
Special L.P. Interests	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5,936	5
Period activity, net of tax ($7,554) and ($1,310)	13,144	2,279
	19,080	2,284
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(16,566)	(15,013)
Period activity, net of tax $758 and $6	(3,576)	(165)
	(20,142)	(15,178)
	(1,062)	(12,894)
Total Partners’ Equity	$125,142	$153,556
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	9/27/2015	9/28/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,901	$122,264
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	110,175	109,525
Loss on early debt extinguishment	—	29,027
Unrealized foreign currency loss	64,143	22,523
Other non-cash expenses	16,492	11,379
Net change in working capital	16,803	10,546
Net change in other assets/liabilities	(1,442)	6,455
Net cash from operating activities	344,072	311,719
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(144,476)	(137,013)
Sale of non-core asset	—	1,377
Purchase of preferred equity investment	(2,000)	—
Net cash for investing activities	(146,476)	(135,636)
CASH FLOWS FOR FINANCING ACTIVITIES
Note borrowings	—	450,000
Note payments, including amounts paid for early termination	—	(426,148)
Distributions paid to partners	(126,267)	(117,468)
Payment of debt issuance costs	—	(9,795)
Tax effect of units involved in option exercises and treasury unit transactions	(2,048)	(785)
Net cash for financing activities	(128,315)	(104,196)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,798)	(569)
CASH AND CASH EQUIVALENTS
Net increase for the period	64,483	71,318
Balance, beginning of period	131,840	118,056
Balance, end of period	$196,323	$189,374
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$61,043	$80,203
Interest capitalized	1,890	1,167
Cash payments for income taxes, net of refunds	15,926	10,283
Capital expenditures in accounts payable	1,158	3,414
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 27, 2015 and September 28, 2014 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, which were included in the Form 10-K filed on February 26, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for annual and interim periods beginning on or after December 15, 2015 with early adoption permitted. We do not expect adoption of ASU 2015-03 to have an impact on our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the unaudited condensed consolidated balance sheets, which were $20.9 million, $24.6 million, and $25.9 million at September 27, 2015, December 31, 2014, and September 28, 2014, respectively.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of September 27, 2015, there were no indicators of impairment. The Partnership tested goodwill and other indefinite-lived intangibles for impairment on December 31, 2014 and no impairment was indicated.
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 27, 2015 and September 28, 2014 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency translation	(5,576)	—	(5,576)
Balance at September 28, 2014	$312,381	$(79,868)	$232,513

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(13,972)	—	(13,972)
Balance at September 27, 2015	$294,187	$(79,868)	$214,319

At September 27, 2015, December 31, 2014, and September 28, 2014 the Partnership’s other intangible assets consisted of the following:

September 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$35,705	$—	$35,705
License / franchise agreements	905	361	544
Total other intangible assets	$36,610	$361	$36,249

December 31, 2014
(In thousands)
Other intangible assets:
Trade names	$37,683	$—	$37,683
License / franchise agreements	818	310	508
Total other intangible assets	$38,501	$310	$38,191

September 28, 2014
(In thousands)
Other intangible assets:
Trade names	$38,280	$—	$38,280
License / franchise agreements	899	413	486
Total other intangible assets	$39,179	$413	$38,766
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

The 2013 Credit Agreement requires the Partnership to maintain specified financial ratios, which if breached for any reason, including a decline in operating results, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the third quarter of 2015, this ratio was set at 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of September 27, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement.

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
We have entered into several interest rate swaps that fix all of our variable rate term-debt payments. As of September 27, 2015, we have $800 million of variable-rate debt to fixed rates swaps that mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%. These swaps have been de-designated as cash flow hedges. During the third quarter and fourth quarter of 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%.

Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 27, 2015	December 31, 2014	September 28, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(24,042)	$(14,649)	$(10,044)
Total derivatives designated as hedging instruments		$(24,042)	$(14,649)	$(10,044)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$(3,770)	$(11,791)	$—
Interest rate swaps	Derivative Liability	$—	$—	$(15,758)
Total derivatives not designated as hedging instruments		$(3,770)	$(11,791)	$(15,758)
Net derivative liability		$(27,812)	$(26,440)	$(25,802)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of September 27, 2015 we have no amounts that are forecasted to be reclassified into earnings in the next twelve months.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive loss prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As of September 27, 2015, approximately $0.2 million of gains remain in accumulated comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and all of which will be reclassified to earnings within the next twelve months.
The following table presents our derivative portfolio along with their notional amounts and their fixed interest rates as of September 27, 2015.

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

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended September 27, 2015 and September 28, 2014:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Three months ended	Three months ended
	9/27/2015	9/28/2014
Interest rate swaps	$(5,237)	$1,235

(In thousands)		Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Three months ended	Three months ended
		9/27/2015	9/28/2014
Interest rate swaps	Net effect of swaps	$3,125	$3,073

During the quarter ended September 27, 2015, the Partnership recognized $3.1 million in income for the gain on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.4 million recorded in “Net effect of swaps.”

During the quarter ended September 28, 2014, the Partnership recognized $3.1 million in income for the gain on the derivatives not designated as cash flow hedges and $2.0 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.1 million recorded in “Net effect of swaps.”

Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the nine-month periods ended September 27, 2015 and September 28, 2014:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Derivatives designated as Cash Flow Hedging Relationships	Nine months ended	Nine months ended
	9/27/2015	9/28/2014
Interest rate swaps	$(9,393)	$(6,129)

(In thousands)		Amount and Location of Gain (Loss) Recognized in Income on Derivative
Derivatives not designated as Cash Flow Hedging Relationships		Nine months ended	Nine months ended
		9/27/2015	9/28/2014
Interest rate swaps	Net effect of swaps	$8,021	$6,991

During the nine-month period ended September 27, 2015, the Partnership recognized $8.0 million in income for the gain on the derivatives not designated as cash flow hedges and $5.1 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $3.0 million recorded in “Net effect of swaps.”

During the nine-month period ended September 28, 2014, the Partnership recognized $7.0 million in income for the gain on the derivatives not designated as cash flow hedges and $6.0 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.0 million recorded in “Net effect of swaps.”

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of September 27, 2015, December 31, 2014, and September 28, 2014 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Condensed Consolidated	Fair Value	September 27, 2015		December 31, 2014		September 28, 2014
	Balance Sheet Location	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	(3,770)	(3,770)	(11,791)	(11,791)	—	—
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	—	—	—	—	(15,758)	(15,758)
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	(24,042)	(24,042)	(14,649)	(14,649)	(10,044)	(10,044)
Other financial assets (liabilities):
Term debt	Long-Term Debt	Level 2	(608,850)	(609,611)	(608,850)	(605,806)	(614,250)	(609,609)
March 2013 notes	Long-Term Debt	Level 1	(500,000)	(507,500)	(500,000)	(501,250)	(500,000)	(487,500)
June 2014 notes	Long-Term Debt	(1)	(450,000)	(454,500)	(450,000)	(451,125)	(450,000)	(432,000)

(1)	The June 2014 notes were based on Level 1 inputs as of September 27, 2015 and Level 2 inputs as of both December 31, 2014 and September 28, 2014.
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.8 million as of September 27, 2015, $0.8 million as of December 31, 2014, and $0.6 million as of September 28, 2014.
The carrying value of cash and cash equivalents, revolver, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis at September 27, 2015, December 31, 2014, or September 28, 2014.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended
	9/27/2015	9/28/2014	9/27/2015	9/28/2014
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,770	55,439	55,721	55,448
Effect of dilutive units:
Deferred units	21	—	15	—
Performance Units	—	—	9	—
Restricted units	365	123	271	186
Unit options	126	213	102	131
Phantom units	—	80	23	90
Diluted weighted average units outstanding	56,282	55,855	56,141	55,855
Net income per unit - basic	$2.94	$2.92	$2.47	$2.21
Net income per unit - diluted	$2.92	$2.90	$2.46	$2.19

The effect of out-of-the-money and/or antidilutive unit options on the three and nine months ended September 27, 2015 and September 28, 2014, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the third quarter of 2015, the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this document, are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the three-month periods ended September 27, 2015 and September 28, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Other comprehensive income before reclassifications, net of tax $797 and ($4,418), respectively	(4,440)	7,688	3,248

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	(2,978)	7,688	4,710

Balance at September 27, 2015	$(20,142)	$19,080	$(1,062)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at June 29, 2014	$(17,904)	$(691)	$(18,595)

Other comprehensive income before reclassifications, net of tax ($187) and ($1,713), respectively	1,048	2,975	4,023

Amounts reclassified from accumulated other comprehensive income, net of tax ($307) (2)	1,678	—	1,678

Net other comprehensive income	2,726	2,975	5,701

Balance at September 28, 2014	$(15,178)	$2,284	$(12,894)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 9/27/15	Three months ended 9/28/14
Interest rate contracts	$1,686	$1,985	Net effect of swaps
Provision for taxes	(224)	(307)	Provision for taxes
	$1,462	$1,678

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

The following tables reflect the changes in Accumulated Other Comprehensive Income (Loss) related to limited partners' equity for the nine-month periods ended September 27, 2015 and September 28, 2014:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $1,431 and ($7,554), respectively	(7,962)	13,144	5,182

Amounts reclassified from accumulated other comprehensive income, net of tax ($673) (2)	4,386	—	4,386

Net other comprehensive income	(3,576)	13,144	9,568

Balance at September 27, 2015	$(20,142)	$19,080	$(1,062)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2013	$(15,013)	$5	$(15,008)

Other comprehensive income before reclassifications, net of tax $928 and ($1,310), respectively	(5,200)	2,279	(2,921)

Amounts reclassified from accumulated other comprehensive income, net of tax ($922) (2)	5,035	—	5,035

Net other comprehensive income	(165)	2,279	2,114

Balance at September 28, 2014	$(15,178)	$2,284	$(12,894)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Nine months ended 9/27/15	Nine months ended 9/28/14
Interest rate contracts	$5,059	$5,957	Net effect of swaps
Provision for taxes	(673)	(922)	Provision for taxes
	$4,386	$5,035

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 27, 2015, December 31, 2014, and September 28, 2014 and for the three- and nine-month periods ended September 27, 2015 and September 28, 2014. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$132,000	$—	$49,512	$16,632	$(1,821)	$196,323
Receivables	478	139,898	117,605	702,444	(915,446)	44,979
Inventories	—	124	1,496	28,542	—	30,162
Current deferred tax asset	—	4,547	674	4,043	—	9,264
Other current assets	285	25	747	13,028	—	14,085
	132,763	144,594	170,034	764,689	(917,267)	294,813
Property and Equipment (net)	—	5,602	183,842	1,325,638	—	1,515,082
Investment in Park	760,412	876,248	178,052	42,485	(1,857,197)	—
Goodwill	674	—	94,040	119,605	—	214,319
Other Intangibles, net	—	—	13,330	22,919	—	36,249
Deferred Tax Asset	—	23,112	—	—	(23,112)	—
Other Assets	4,883	19,903	6,660	7,037	—	38,483
	$898,732	$1,069,459	$645,958	$2,282,373	$(2,797,576)	$2,098,946
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$457,441	$155,898	$3,062	$322,284	$(917,267)	$21,418
Deferred revenue	—	30	4,582	47,332	—	51,944
Accrued interest	1,199	2,793	7,906	—	—	11,898
Accrued taxes	2,548	36,440	991	9,756	—	49,735
Accrued salaries, wages and benefits	—	31,277	2,012	9,266	—	42,555
Self-insurance reserves	—	7,861	1,391	15,150	—	24,402
Current derivative liability	2,257	1,513	—	—	—	3,770
Other accrued liabilities	1,183	3,641	601	10,049	—	15,474
	464,628	239,453	20,545	413,837	(917,267)	221,196
Deferred Tax Liability	—	—	49,695	127,645	(23,112)	154,228
Derivative Liability	14,065	9,976	—	1	—	24,042
Other Liabilities	—	4,088	—	11,400	—	15,488
Long-Term Debt:
Term debt	—	247,890	13,991	346,969	—	608,850
Notes	294,897	205,103	450,000	—	—	950,000
	294,897	452,993	463,991	346,969	—	1,558,850

Equity	125,142	362,949	111,727	1,382,521	(1,857,197)	125,142
	$898,732	$1,069,459	$645,958	$2,282,373	$(2,797,576)	$2,098,946

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$96,104	$140,898	$74,383	$565,908	$(232,656)	$644,637
Costs and expenses:
Cost of food, merchandise, and games revenues	—	301	5,911	45,962	—	52,174
Operating expenses	1,167	67,890	16,884	102,624	—	188,565
Selling, general and administrative	483	16,979	4,417	39,515	—	61,394
Depreciation and amortization	—	10	7,399	51,650	—	59,059
Loss on impairment / retirement of fixed assets, net	—	—	240	5,513	—	5,753
	1,650	85,180	34,851	245,264	—	366,945
Operating Income	94,454	55,718	39,532	320,644	(232,656)	277,692
Interest expense (income), net	8,640	6,994	6,356	165	—	22,155
Net effect of swaps	(775)	(664)	—	—	—	(1,439)
Unrealized / realized foreign currency gain	—	—	33,891	—	—	33,891
Other (income) expense	189	(7,803)	1,518	6,096	—	—
Income from investment in affiliates	(84,099)	(48,408)	(13,536)	(12,510)	158,553	—
Income before taxes	170,499	105,599	11,303	326,893	(391,209)	223,085
Provision (benefit) for taxes	6,348	21,979	(1,207)	31,814	—	58,934
Net income	$164,151	$83,620	$12,510	$295,079	$(391,209)	$164,151
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	7,688	—	7,688	—	(7,688)	7,688
Unrealized loss on cash flow hedging derivatives	(2,978)	(934)	—	—	934	(2,978)
Other comprehensive income (loss), (net of tax)	4,710	(934)	7,688	—	(6,754)	4,710
Total Comprehensive income	$168,861	$82,686	$20,198	$295,079	$(397,963)	$168,861

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$85,161	$158,384	$76,325	$516,002	$(240,554)	$595,318
Costs and expenses:
Cost of food, merchandise, and games revenues	—	2,622	5,743	38,447	—	46,812
Operating expenses	1,248	77,814	17,561	322,580	(240,554)	178,649
Selling, general and administrative	1,307	35,241	5,082	15,575	—	57,205
Depreciation and amortization	19,709	166	8,685	29,684	—	58,244
Loss on impairment / retirement of fixed assets, net	532	1	229	713	—	1,475
	22,796	115,844	37,300	406,999	(240,554)	342,385
Operating Income	62,365	42,540	39,025	109,003	—	252,933
Interest expense (income), net	10,622	7,073	6,243	(2,492)	—	21,446
Net effect of swaps	(666)	(421)	—	—	—	(1,087)
Loss on early debt extinguishment	—	—	(246)	—	—	(246)
Unrealized / realized foreign currency gain	—	—	21,515	—	—	21,515
Other (income) expense	187	(2,415)	531	1,697	—	—
Income from investment in affiliates	(114,725)	(58,671)	(14,629)	(23,774)	211,799	—
Income before taxes	166,947	96,974	25,611	133,572	(211,799)	211,305
Provision (benefit) for taxes	5,045	12,717	1,836	29,805	—	49,403
Net income	$161,902	$84,257	$23,775	$103,767	$(211,799)	$161,902
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	2,975	—	2,975	—	(2,975)	2,975
Unrealized loss on cash flow hedging derivatives	2,726	807	—	—	(807)	2,726
Other comprehensive income, (net of tax)	5,701	807	2,975	—	(3,782)	5,701
Total Comprehensive income	$167,603	$85,064	$26,750	$103,767	$(215,581)	$167,603

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$132,792	$205,178	$102,464	$961,258	$(332,830)	$1,068,862
Costs and expenses:						—
Cost of food, merchandise, and games revenues	—	372	8,503	81,993	—	90,868
Operating expenses	1,423	142,366	36,245	243,986	—	424,020
Selling, general and administrative	1,856	39,250	8,624	83,547	—	133,277
Depreciation and amortization	—	28	12,895	97,252	—	110,175
Loss on impairment / retirement of fixed assets, net	—	—	344	9,092	—	9,436
	3,279	182,016	66,611	515,870	—	767,776
Operating Income	129,513	23,162	35,853	445,388	(332,830)	301,086
Interest expense (income), net	24,634	21,048	18,781	(348)	—	64,115
Net effect of swaps	(1,518)	(1,444)	—	—	—	(2,962)
Unrealized / realized foreign currency loss	—	—	64,198	—	—	64,198
Other (income) expense	564	(15,634)	3,223	11,847	—	—
Income from investment in affiliates	(42,244)	(30,060)	(18,624)	12,089	78,839	—
Income before taxes	148,077	49,252	(31,725)	421,800	(411,669)	175,735
Provision (benefit) for taxes	10,176	7,485	(19,636)	39,809	—	37,834
Net income	$137,901	$41,767	$(12,089)	$381,991	$(411,669)	$137,901
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	13,144	—	13,144	—	(13,144)	13,144
Unrealized loss on cash flow hedging derivatives	(3,576)	(1,236)	—	—	1,236	(3,576)
Other comprehensive income (loss), (net of tax)	9,568	(1,236)	13,144	—	(11,908)	9,568
Total Comprehensive income	$147,469	$40,531	$1,055	$381,991	$(423,577)	$147,469

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$133,000	$246,800	$110,354	$884,327	$(375,683)	$998,798
Costs and expenses:
Cost of food, merchandise, and games revenues	—	2,701	8,625	71,561	—	82,887
Operating expenses	3,908	155,169	39,622	583,175	(375,683)	406,191
Selling, general and administrative	4,170	79,408	9,841	31,807	—	125,226
Depreciation and amortization	34,194	269	15,187	59,875	—	109,525
Gain on sale of other assets	—	—	—	(921)	—	(921)
Loss on impairment / retirement of fixed assets, net	781	—	229	1,677	—	2,687
	43,053	237,547	73,504	747,174	(375,683)	725,595
Operating Income	89,947	9,253	36,850	137,153	—	273,203
Interest expense (income), net	31,354	21,438	27,644	(6,430)	—	74,006
Net effect of swaps	(650)	(381)	—	—	—	(1,031)
Loss on early debt extinguishment	—	—	29,027	—	—	29,027
Unrealized / realized foreign currency loss	—	—	22,597	—	—	22,597
Other (income) expense	562	(8,104)	1,436	6,106	—	—
(Income) loss from investment in affiliates	(72,051)	(33,249)	(21,141)	6,399	120,042	—
Income (loss) before taxes	130,732	29,549	(22,713)	131,078	(120,042)	148,604
Provision (benefit) for taxes	8,468	(1,186)	(16,315)	35,373	—	26,340
Net income (loss)	$122,264	$30,735	$(6,398)	$95,705	$(120,042)	$122,264
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	2,279	—	2,279	—	(2,279)	2,279
Unrealized loss on cash flow hedging derivatives	(165)	(10)	—	—	10	(165)
Other comprehensive income (loss), (net of tax)	2,114	(10)	2,279	—	(2,269)	2,114
Total Comprehensive income (loss)	$124,378	$30,725	$(4,119)	$95,705	$(122,311)	$124,378

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$76,056	$30	$31,546	$239,848	$(3,408)	$344,072
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(8,296)	(91,289)	99,585	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(6,610)	(137,866)	—	(144,476)
Net cash for investing activities	—	(2,000)	(14,906)	(229,155)	99,585	(146,476)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Distributions paid	(127,854)	—	—	—	1,587	(126,267)
Intercompany payables (payments) receipts	103,798	3,636	(7,849)	—	(99,585)	—
Tax effect of units involved in option exercises and treasury unit transactions	—	(2,048)	—	—	—	(2,048)
Net cash from (for) financing activities	(24,056)	1,588	(7,849)	—	(97,998)	(128,315)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(4,798)	—	—	(4,798)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	52,000	(382)	3,993	10,693	(1,821)	64,483
Balance, beginning of period	80,000	382	45,519	5,939	—	131,840
Balance, end of period	$132,000	$—	$49,512	$16,632	$(1,821)	$196,323

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 28, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$122,796	$11,832	$14,637	$164,278	$(1,824)	$311,719
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	13,794	—	(77,332)	63,538	—
Sale of non-core asset	—	—	—	1,377	—	1,377
Capital expenditures	(55,105)	(257)	(14,394)	(67,257)	—	(137,013)
Net cash from (for) investing activities	(55,105)	13,537	(14,394)	(143,212)	63,538	(135,636)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Note payments, including amounts paid for early termination	—	—	(426,148)	—	—	(426,148)
Distributions paid	(119,292)	—	—	—	1,824	(117,468)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Intercompany payables (payments) receipts	100,601	(26,534)	3,486	(14,015)	(63,538)	—
Excess tax benefit from unit-based compensation expense	—	(785)	—	—	—	(785)
Net cash from (for) financing activities	(18,691)	(27,319)	17,543	(14,015)	(61,714)	(104,196)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(569)	—	—	(569)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	49,000	(1,950)	17,217	7,051	—	71,318
Balance, beginning of period	75,000	4,144	35,575	3,337	—	118,056
Balance, end of period	$124,000	$2,194	$52,792	$10,388	$—	$189,374

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
In the third quarter of 2015, there were no changes in the above critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and nine-month periods ended September 27, 2015 and September 28, 2014.

	Three months ended		Nine months ended
	9/27/2015	9/28/2014	9/27/2015	9/28/2014
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
	(In thousands)
Net income	$164,151	$161,902	$137,901	$122,264
Interest expense	22,159	21,462	64,164	74,101
Interest income	(4)	(16)	(49)	(95)
Provision for taxes	58,934	49,403	37,834	26,340
Depreciation and amortization	59,059	58,244	110,175	109,525
EBITDA	304,299	290,995	350,025	332,135
Loss on early extinguishment of debt	—	(246)	—	29,027
Net effect of swaps	(1,439)	(1,087)	(2,962)	(1,031)
Unrealized foreign currency loss	33,889	21,503	64,143	22,523
Non-cash equity expense	1,934	1,592	7,195	8,369
Loss on impairment / retirement of fixed assets, net	5,753	1,475	9,436	2,687
Gain on sale of other assets	—	—	—	(921)
Class action settlement costs	—	—	177	—
Other non-recurring items (as defined) (1)	1,205	1,377	1,404	1,935
Adjusted EBITDA	$345,641	$315,609	$429,418	$394,724

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain litigation expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

Results of Operations:
Nine months ended September 27, 2015

The fiscal nine-month period ended September 27, 2015, consisted of a 39-week period and included a total of 1,876 operating days compared with 39 weeks and 1,812 operating days for the fiscal nine-month period ended September 28, 2014. The increase in operating days was primarily due to the Labor Day holiday falling one week later this year which allowed many of our parks to extend their summer operations.

The following table presents key financial information for the nine months ended September 27, 2015 and September 28, 2014:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/27/2015	9/28/2014	$	%
	(39 weeks)	(39 weeks)
	(Amounts in thousands)
Net revenues	$1,068,862	$998,798	$70,064	7.0%
Operating costs and expenses	648,165	614,304	33,861	5.5%
Depreciation and amortization	110,175	109,525	650	0.6%
Loss on impairment / retirement of fixed assets, net	9,436	2,687	6,749	N/M
Gain on sale of other assets	—	(921)	921	N/M
Operating income	$301,086	$273,203	$27,883	10.2%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$429,418	$394,724	34,694	8.8%
Adjusted EBITDA margin (1)	40.2%	39.5%	—	0.7%
Attendance	21,189	20,272	917	4.5%
Per capita spending	$46.30	$45.41	$0.89	2.0%
Out-of-park revenues	$115,124	$103,820	$11,304	10.9%

(1) Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. The Partnership provides Adjusted EBITDA margin because it believes the measure provides a meaningful metric of operating profitability.

For the nine months ended September 27, 2015, net revenues increased by $70.1 million, to $1,068.9 million, from $998.8 million for the same period in 2014. This reflects an increase in attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. Attendance for the first nine months of the year was positively impacted by strong season pass and advance sale visitation which driven by our strong capital program. The 2.0%, or $0.89, increase in per capita spending was mainly attributable to the continued growth in admissions pricing and our food and beverage programs. The 10.9%, or $11.3 million, increase in out-of-park revenues was due primarily to improved results at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $18.5 million compared to the same period for 2014.

Operating costs and expenses for the first nine months increased 5.5%, or $33.9 million, to $648.2 million from $614.3 million for the first nine months of 2014. The increase is the result of a $8.0 million increase in cost of goods sold, a $17.8 million increase in operating expenses, and a $8.1 million increase in selling, general, and administrative expenses ("SG&A"). The $8.0 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both periods. The $17.8 million increase in operating expenses was due to several items. First, the nine-month period ended September 27, 2015 included an increase in labor costs due to normal merit increases, market / minimum-wage rate increases, and additional operating hours. Second, maintenance expense increased primarily due to increases in ride maintenance and infrastructure improvements, in particular at Cedar Point. Third, operating supplies increased primarily due to increased operating hours year-over-year. Lastly, self insurance costs increased due to increases in estimated reserves based on increased attendance volume and wage levels. The $8.1 million increase in SG&A was primarily due to two items. First, the nine-month period ended September 27, 2015 included an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with special event promotional activities, continued expenditures related to the support of our improved technology and security initiatives, and merchant fees. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $8.7 million compared to the same period for 2014.

Depreciation and amortization expense for the first nine months of 2015 decreased $0.7 million compared to the prior period. For the first nine months of 2015, the loss on impairment / retirement of fixed assets was $9.4 million, reflecting the retirement of assets during the period at several of our properties, as compared to $2.7 million in the first nine months of 2014. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income increased $27.9 million to $301.1 million for the first nine months of 2015 from operating income of $273.2 million for the first nine months of 2014.

Interest expense for the first nine months of 2015 decreased by $9.9 million to $64.2 million, from $74.1 million for the first nine months of 2014. The decrease was due to the lower interest rate on the June 2014 notes compared to the July 2010 notes which were outstanding for most of the same period in the prior year, a decrease in non-cash amortization of deferred financing fees related to the June 2014 notes, and a decrease in revolver interest due to lower average outstanding borrowings during the first nine months of the year.

The net effect of our swaps resulted in a non-cash benefit to earnings of $3.0 million for the first nine months of 2015 compared with a $1.0 million non-cash benefit to earnings for the first nine months of 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the first nine months of the year, we also recognized a $64.2 million charge to earnings for unrealized/realized foreign currency losses compared with a $22.6 million charge to earnings for the first nine months of 2014. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the first nine months of 2015, a provision for taxes of $37.8 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded for the same nine-month period in 2014 of $26.3 million. This increase in tax provision relates largely to improved operating results and an increase in the full year expected annual effective tax rate. Cash taxes to be paid or payable in 2015 are estimated to range from $20 million to $25 million, compared to $11.2 million for 2014. This expected increase in cash taxes relates to continuing strong business performance and the utilization of net operating loss carryforwards during 2015.

After the items above, net income for the first nine months totaled $137.9 million, or $2.46 per diluted limited partner unit, compared with net income of $122.3 million, or $2.19 per diluted unit, for the same nine-month period a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 28). For the first nine months of 2015, Adjusted EBITDA increased to $429.4 million from $394.7 million for the first nine months of 2014. The approximate $34.7 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the nine-month period compared with the prior-year period. Partially offsetting these revenue increases were increases in operating costs and expenses associated with our current year initiatives and other planned year-over-year cost increases. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) increased 70 basis points to 40.2% for the period. The margin growth is attributable to revenue growth outpacing expense growth, period-over-period, as previously discussed.

Three months ended September 27, 2015

The fiscal three-month period ended September 27, 2015, consisted of a 13-week period and included a total of 1,029 operating days compared with 13 weeks and 972 operating days for the fiscal three-month period ended September 28, 2014. The increase in operating days was primarily due to the Labor Day holiday falling one week later this year which allowed many of our parks to extend their summer operations.

The following table presents key financial information for the three months ended September 27, 2015 and September 28, 2014:

	Three months ended	Three months ended	Increase (Decrease)
	9/27/2015	9/28/2014	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$644,637	$595,318	$49,319	8.3%
Operating costs and expenses	302,133	282,666	19,467	6.9%
Depreciation and amortization	59,059	58,244	815	1.4%
Loss on impairment / retirement of fixed assets, net	5,753	1,475	4,278	N/M
Operating income	$277,692	$252,933	$24,759	9.8%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$345,641	$315,609	$30,032	9.5%
Attendance	12,546	11,849	697	5.9%
Per capita spending	$47.49	$46.58	$0.91	2.0%
Out-of-park revenues	$64,607	$58,103	$6,504	11.2%

For the quarter ended September 27, 2015, net revenues increased by $49.3 million, to $644.6 million, from $595.3 million in the third quarter of 2014. This reflects an increase in both attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. Attendance for the third quarter was positively impacted by strong season pass and advance sale visitation which driven by our strong capital program. The 2.0%, or $0.91, increase in per capita spending was mainly attributable to the continued growth in admissions pricing and our food and beverage programs. The 11.2%, or $6.5 million, increase in out-of-park revenues was due primarily to increased bookings at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $14.8 million for the quarter compared to the third quarter of 2014.

Operating costs and expenses for the quarter increased 6.9%, or $19.5 million, to $302.1 million from $282.7 million in the third quarter of 2014. The increase is the result of a $5.4 million increase in cost of goods sold, a $9.9 million increase in operating expenses, and a $4.2 million increase in SG&A. The $5.4 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both periods. The $9.9 million increase in operating expenses was primarily due to two types of items. First, the three-month period ended September 27, 2015 included an increase in labor costs due to normal merit increases and market / minimum-wage rate increases. Second, volume related increases in labor hours, operating supplies, maintenance expenses, and amusement show expenses driven by our increase in the number of operating hours year-over-year. The $4.2 million increase in SG&A was due primarily to two items. First, an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with special event promotional activities, continued expenditures related to the support of our improved technology and security initiatives, and merchant fees. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $5.3 million compared to the third quarter of 2014.

Depreciation and amortization expense for the quarter increased $0.8 million. For the third quarter of 2015, the loss on impairment / retirement of fixed assets was $5.8 million, reflecting the retirement of assets during the period at several of our properties, as compared to $1.5 million in the third quarter of 2014. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, the operating income increased $24.8 million to $277.7 million for the third quarter of 2015 compared to operating income of $252.9 million for the third quarter of 2014.

Interest expense for the third quarter of 2015 increased slightly to $22.2 million from $21.5 million in the third quarter of 2014. The net effect of our swaps resulted in a non-cash benefit to earnings of $1.4 million for the third quarter of 2015 compared with a $1.1 million non-cash benefit to earnings in the third quarter of 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $33.9 million net charge to earnings for unrealized/realized foreign currency losses compared with a $21.5 million net charge to earnings for the third quarter in 2014. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the third quarter, a provision for taxes of $58.9 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded in the third quarter of 2014 of $49.4 million. This increase in tax provision relates largely to improved operating results and an increase in the full year expected annual effective tax rate.

After the items above, net income for the quarter totaled $164.2 million, or $2.92 per diluted limited partner unit, compared with a net income of $161.9 million, or $2.90 per diluted unit, for the third quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 28). For the current quarter, Adjusted EBITDA increased to $345.6 million from $315.6 million for the fiscal third quarter of 2014. The approximate $30.0 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the three-month period compared with the prior-year period. Partially offsetting these revenue increases were increases in operating costs and expenses associated with our current year initiatives and other planned year-over-year cost increases.

October 2015

Based on preliminary results, net revenues through November 1, 2015, were approximately $1.22 billion, up 7%, or $75 million, compared with $1.15 billion for the same period last year. The increase was the result of an approximate 5%, or 1.0 million-visit, increase in attendance to a record 23.6 million visits, a 2%, or $0.70, increase in average in-park guest per capita spending to $46.28 and a 10%, or $12 million, increase in out-of-park revenues to $128 million compared with 2014.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2015 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.3 at September 27, 2015 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the nine-month period ended September 27, 2015, net cash provided by operating activities increased $32.4 million from the same period a year ago, primarily due to improved operating results, a decrease in cash interest payments, and a decrease in working capital, partially offset by the net change in other non-current assets and liabilities.
Investing Activities
Net cash used in investing activities in the nine-month period ended September 27, 2015 was $146.5 million, an increase of $10.8 million compared with the same period ended September 28, 2014, due primarily to an increase in capital expenditures and a $2.0 million preferred equity investment in a non-public entity.
Financing Activities
Net cash used for financing activities in the first nine months of 2015 was $128.3 million, an increase of $24.1 million compared with the same period ended September 28, 2014, due primarily to an increase in unitholder distributions which were somewhat offset by the reduction in fees related to the refinancing that took place during 2014.

As of September 27, 2015, our debt consisted of the following:

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

•
$608.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2014, we have no current maturities as of September 27, 2015.

•
No borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $16.3 million at September 27, 2015, we had $238.7 million of available borrowings under the revolving credit facility and cash on hand of $196.3 million.

We have entered into several interest rate swaps that effectively fix all of our variable-rate term debt payments. As of September 27, 2015, we have $800 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2015 and fix LIBOR at a weighted average rate of 2.38%, have been de-designated as cash flow hedges. During 2013, we entered into four forward-starting interest rate swap agreements that will effectively convert $500 million of variable-rate debt to fixed rates beginning in December of 2015. These swaps, which were designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2015.
At September 27, 2015, the fair market value of the current and long-term portions of our derivative portfolio were $3.8 million and $24.0 million, respectively. The current and long-term portions were recorded in "Current Derivative Liability” and “Derivative Liability,” respectively.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the third quarter of 2015, this ratio was set at 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of September 27, 2015, we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement.

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

In accordance with these debt provisions, on August 4, 2015, we announced the declaration of a distribution of $0.75 per limited partner unit, which was paid on September 15, 2015. Also, on November 5, 2015, we announced the declaration of a distribution of $0.825 per limited partner unit, which will be payable on December 15, 2015.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 27, 2015. We have no other significant off-balance sheet financing arrangements.

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
As of September 27, 2015, we had $950.0 million of fixed-rate senior unsecured notes and $608.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, virtually all of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $17.6 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $5.9 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.2 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.5 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 27, 2015, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 27, 2015.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Ortegon, et al vs. Cedar Fair, L.P., Cedar Fair Management Company, et al

The Partnership and Cedar Fair Management, Inc. are defendants in a class action lawsuit filed in the Superior Court of the State of California for Santa Clara County on October 3, 2013 by Frank Ortegon-Ramirez seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge and pay statement practices.  The defendants filed an answer on November 21, 2013 denying the allegations in the complaint and requesting a dismissal of all claims.  On November 12, 2014, the Partnership participated in a mediation relating to the claims alleged in the lawsuit.  Following this mediation, the Partnership negotiated a $4.75 million settlement with the named Plaintiff on a class wide basis which was subject to final court approval.  On September 28, 2015, the court granted final approval of the proposed settlement.  The Partnership believes the liability recorded as of September 27, 2015 is adequate and does not expect the terms of the court approved settlement to materially affect its financial results in future periods.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 5, 2015	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	November 5, 2015	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.