Form 10-K
period 2015-12-31
CEDAR FAIR L P
filed 2016-02-26
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 26, 2015 of $55.38 per unit was approximately $3,047,889,483.

Number of Depositary Units representing limited partner interests outstanding as of February 19, 2016: 56,019,973

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June.
************
The Exhibit Index is located on page 63
Page 1 of 84 pages

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

In 2015, the Partnership entertained more than 24 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Kings Island near Cincinnati, Ohio; Canada's Wonderland near Toronto, Canada; Dorney Park & Wildwater Kingdom (“Dorney Park”), located near Allentown in South Whitehall Township, Pennsylvania; Valleyfair, located near Minneapolis/St. Paul in Shakopee, Minnesota; Michigan's Adventure located near Muskegon, Michigan; Kings Dominion located near Richmond, Virginia; Carowinds in Charlotte, North Carolina; Worlds of Fun located in Kansas City, Missouri; Knott's Berry Farm, located near Los Angeles in Buena Park, California; and California's Great America (“Great America”) located in Santa Clara, California. Additionally, the Partnership has a contract to manage and operate Gilroy Gardens Family Theme Park in Gilroy, California.

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

Description of Parks

Cedar Point

Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, the park is approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity. Attractive to both families and thrill-seekers, the park features 15 world-class roller coasters, including many record-breakers, and four children's areas.  Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. The park's market area includes Cleveland, Detroit, Toledo, Akron, Columbus, Grand Rapids, Flint and Lansing.

Located adjacent to the park is Soak City, a separately gated water park that features more than 20 water rides and attractions, as well as Challenge Park, which features several extra-charge attractions.

Wildwater Kingdom, located near Cleveland, Ohio, is a seasonal water-park that is operated as a division of Cedar Point. The park offers many water rides and attractions, including numerous water slides, a giant wave pool, a lazy river inner tube ride and two children's areas, as well as various food and merchandise shops.

The Partnership also owns and operates four hotels at Cedar Point. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, which is located adjacent to the Causeway entrance to the park. Castaway Bay features a tropical Caribbean theme hotel rooms centered around an indoor water park. The park's largest hotel, the historic Hotel Breakers, has various dining and lounge facilities, a mile-long beach, lake swimming, a conference/meeting center, an indoor pool and two outdoor pools. Located near the Causeway entrance to the park, Breakers Express is a limited-service seasonal hotel. In addition to Hotel Breakers and Breakers Express, Cedar Point offers the lake-front Sandcastle Suites Hotel, which features suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.
The Partnership also owns and operates the Cedar Point Marina, Castaway Bay Marina and Camper Village. Cedar Point Marina is one of the largest full-service marinas on the Great Lakes and provides dock facilities, including floating docks and full guest amenities. In addition, Cedar

Point Marina features two restaurants accessible by the general public. Castaway Bay Marina is a full-service marina. Camper Village includes RV campsites and Lighthouse Point, which offers lake-front cottages, cabins and full-service RV campsites.
The Partnership, through a wholly owned subsidiary, owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that housed approximately 6,400 of the park's seasonal and part-time employees.

Knott's Berry Farm

Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population.
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

The park's market area includes Cincinnati, Dayton and Columbus, Ohio, Louisville and Lexington, Kentucky, and Indianapolis, Indiana.

Dorney Park

Dorney Park, a combination amusement and water park located near Allentown, in South Whitehall Township, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeastern United State and the park's major markets include Philadelphia, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley, Pennsylvania, New York City, and New Jersey.

Kings Dominion

Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in June of 2006. The park's market area includes Richmond and Norfolk, Virginia, Raleigh, North Carolina, Baltimore, Maryland and Washington, D.C.

Additionally, the park offers Kings Dominion Camp Wilderness Campground, a camping area featuring luxury cabins, a swimming pool, playground, volleyball courts, miniature golf, and laundry facilities. The campground also offers a free shuttle service between the campground and amusement park.

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

Great America

Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June of 2006. The park draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Valleyfair

Valleyfair, which opened in 1976 and was acquired by the Partnership's predecessor in 1978, is a combination amusement and water park located near Minneapolis-St. Paul in Shakopee, Minnesota. It is the largest amusement park in Minnesota. Valleyfair's market area is centered in Minneapolis-St. Paul, but the park also draws visitors from other areas in Minnesota and surrounding states.

The Partnership also owns a dormitory facility located adjacent to Valleyfair that houses approximately 400 of the park's seasonal employees.

Worlds of Fun

Worlds of Fun, which opened in 1973 and was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City, Missouri. Worlds of Fun serves a market area centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

Worlds of Fun also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park with wood-side cottages, log cabins and deluxe RV sites. Included within the Village is a clubhouse with a swimming pool and arcade games.

Michigan's Adventure

Michigan's Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located near Muskegon, Michigan serves a market area principally from central and western Michigan and eastern Indiana.

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

All rides are operated and inspected daily by both the Partnership's maintenance and ride operations personnel before being put into operation. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Michigan’s Adventure, Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides pursuant to Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency.  Michigan’s Adventure also contracts an outside third party to inspect their rides even though there is no Michigan law requirement.  Additionally, all parks have added ride maintenance and operation inspections done by third party qualified inspectors to make sure our standards are being maintained.

EMPLOYEES

The Partnership has approximately 1,900 full-time employees. During the operating season, the Partnership employs in aggregate approximately 37,800 seasonal and part-time employees, many of whom are high school and college students. Approximately 6,400 of Cedar Point's seasonal employees, 400 of Valleyfair's seasonal employees, and 300 of Kings Dominion's seasonal employees live in dormitories owned by the Partnership. The Partnership maintains training programs for all new employees and believes that its relations with its employees are good.

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

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	57
Matt Ouimet has served as Chief Executive Officer since January 2012 and as President since June 2011. Before joining Cedar Fair, Matt served in multiple roles from 2009 through 2010 at Corinthian Colleges, including President and Chief Executive Officer. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from 2006 through 2008.

Richard A. Zimmerman	55
Richard Zimmerman has served as Chief Operating Officer since October 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007 and has been with Cedar Fair since 2006. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.

Brian C. Witherow	49
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, Brian served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

H. Philip Bender	60
Phil Bender has served as Executive Vice President, Operations, since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to being promoted to a corporate executive, he served as Vice President and General Manager of Worlds of Fun / Oceans of Fun from 2000 through 2006.

Robert A. Decker	55
Rob Decker was promoted to Senior Vice President of Planning & Design in January 2015. Prior to that, Rob served as Corporate Vice President of Planning & Design since the end of 2002, and he has been with Cedar Fair since 1999. Prior to joining Cedar Fair, Rob served as Design Director at Jack Rouse Associates, Inc., a consultant firm to the entertainment industry, from 1989 through 1999.

Craig J. Freeman	62
Craig Freeman was promoted to Senior Vice President of Administration in January 2015. Prior to that, he served as Corporate Vice President of Administration since September 2005. Craig served as Vice President and General Manager of Knott’s Camp Snoopy at the Mall of America from 1996 through 2005.

Duffield E. Milkie	50
Duff Milkie was promoted to Executive Vice President and General Counsel in January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel and served as Corporate Secretary from February 2012 to February 2015. He served as Corporate Vice President and General Counsel from February 2008 to February 2012. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

David R. Hoffman	47
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Kelley Semmelroth	51
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

Uncertain economic conditions, such as unemployment rates, affect our guests' levels of discretionary spending. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our amusement parks and the amount that our guests spend on our products when they visit. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

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
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, increased minimum wage or employee benefit costs, including health care costs, or otherwise, could adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 contains provisions which could impact our future health-care costs. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

If we lose key personnel, our business may be adversely affected.
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of services of our key employees could have a material adverse effect on our business.

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

There is a risk of incidents occurring at amusement parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. All of our amusement parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks. Other types of incidents such as food borne illnesses which have either been alleged or proven to be attributable to our parks or our competitors, could adversely affect attendance revenues.

Our operations, our workforce and our ownership of property subject us to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We are subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. We periodically may have to defend against lawsuits asserting non-compliance. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect our business, financial condition or results.

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

Unanticipated construction delays in completing capital improvement projects in our parks and resort facilities, significant ride downtime, or other unplanned park closures could adversely affect our revenues.
A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays or ride down-time can adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

Instability in general economic conditions could impact our profitability and liquidity while increasing our exposure to counter-party risk.
The existence of unfavorable general economic conditions, such as high unemployment rates, constrained credit markets, and higher prices for consumer goods, may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme/amusement park industry. The presence of market turmoil, coupled with a reduction of business activity, generally increases our risks related to our status as an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, such as our credit facilities. The soundness of these counter-parties could adversely affect us. Our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

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

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the fourth quarter of 2015 and 2014, this ratio was set at 5.75x and 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of December 31, 2015 and 2014 , we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x.

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
As of December 31, 2015, after giving consideration to current outstanding interest-rate swap arrangements, most of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

The amount of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $1,575.2 million of outstanding indebtedness as of December 31, 2015 (after giving effect to $16.3 million of outstanding letters of credit under our revolving credit facility.
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
Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged accident. An accident occurring at our parks or at competing parks could reduce attendance, increase insurance premiums, and negatively impact our operating results. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, that we will be able to obtain coverage at commercially reasonable rates, or that we will be able to obtain adequate coverage should a catastrophic incident occur at our parks or at other parks.
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

Other factors, including local events, natural disasters and terrorist activities, could adversely impact park attendance and our revenues.
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

The Partnership purchased approximately 100 acres of property for development on the mainland located along an approaching public highway to Cedar Point. This land is intended to be used to develop a youth sporting complex.

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

Worlds of Fun / Oceans of Fun, located in Missouri, is situated on approximately 350 acres, of which 250 acres have been developed and 100 acres remain available for future expansion or other uses.

Great America, located in California, is situated on approximately 165 acres, virtually all of which have been developed.

Michigan's Adventure, located in Michigan, is situated on approximately 260 acres, of which 120 acres have been developed and 140 acres remain available for future expansion.

All of the Partnership's property is owned in fee simple, with the exception of Great America in Santa Clara, California, and portions of the six-mile public highway that serves as secondary access route to Cedar Point, and is encumbered by the Partnership's credit agreement. The Partnership leases the land at Great America from the City of Santa Clara through a long-term lease agreement that is renewable in 2039 with options to terminate at the Partnership's discretion. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Ortegon, et al vs. Cedar Fair, L.P., Cedar Fair Management Company, et al

The Partnership and Cedar Fair Management, Inc. were defendants in a class action lawsuit filed in Superior Court of the State of California for Santa Clara County on October 3, 2013 by Frank Ortegon-Ramirez seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge and pay statement practices. The defendants filed an answer on November 21, 2013 denying the allegations in the complaint and requesting a dismissal of all claims. On November 12, 2014, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.75 million settlement with the named Plaintiff on a class wide basis which was subject to final court approval. On September 28, 2015, the court granted final approval of the proposed settlement and the amounts were paid during the fourth quarter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol “FUN.” As of January 31, 2016, there were approximately 5,800 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plan, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

2015	Distribution	High	Low
4th quarter	$0.83	$59.00	$50.60
3rd quarter	0.75	58.12	48.94
2nd quarter	0.75	60.64	54.78
1st quarter	0.75	58.94	47.00

2014
4th quarter	$0.75	$48.25	$42.75
3rd quarter	0.70	53.15	45.05
2nd quarter	0.70	55.77	48.84
1st quarter	0.70	54.70	47.21

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

Issuer Purchases of Equity Securities

The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the fourth quarter of fiscal 2015:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
September 28 - October 27	$—	$—	$—	$—
October 28 - November 29	268	57.00	—	—
November 30 - December 31	15,770	55.84	—	—
	$16,038	$55.86	$—	$—

(1)
All of the units reported as purchased are attributable to units that were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Cedar Fair, L.P. 2008 Omnibus Incentive Plan.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) on Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2010.

	Base Period	Return
	2010	2011	2012	2013	2014	2015
Cedar Fair, L.P.	$100.00	$148.63	$243.39	$382.79	$391.16	$482.22
S&P 500	100.00	102.11	118.45	156.81	178.28	180.78
S&P 400	100.00	98.27	115.84	154.65	169.76	166.06
S&P Movies and Entertainment	100.00	111.34	149.91	233.21	274.76	249.36

ITEM 6. SELECTED FINANCIAL DATA.

	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
	(In thousands, except per unit and per capita amounts)

Statement of Operations
Net revenues	$1,235,778	$1,159,605	$1,134,572	$1,068,454	$1,028,472
Operating income	295,331	278,332	301,761	233,675	227,946
Income before taxes	134,414	114,100	128,447	133,614	73,173
Net income	112,222	104,215	108,204	101,857	65,296
Net income per unit - basic	2.01	1.88	1.95	1.83	1.18
Net income per unit - diluted	1.99	1.86	1.94	1.82	1.17
Balance Sheet Data
Total assets	$1,994,907	$2,038,319	$2,014,627	$2,019,865	$2,047,168
Working capital (deficit)	(2,457)	5,498	27,698	2,904	(104,928)
Long-term debt	1,556,375	1,558,850	1,520,632	1,532,180	1,556,379
Partners' equity	57,009	96,217	139,131	154,451	136,350
Distributions
Declared per limited partner unit	$3.08	$2.85	$2.58	$1.60	$1.00
Paid per limited partner unit	3.08	2.85	2.58	1.60	1.00
Other Data
Depreciation and amortization	$125,631	$124,286	$122,487	$126,306	$125,837
Adjusted EBITDA (5)	459,238	431,280	425,430	390,954	374,576
Capital expenditures	175,865	166,719	120,488	96,232	90,190
Combined attendance (6)	24,448	23,305	23,519	23,300	23,386
Combined in-park guest per capita spending (7)	$46.20	$45.54	$44.15	$41.95	$40.03

(1)	Operating results for 2015 include a non-cash charge of $8.6 million for the impairment of a long-lived asset at Cedar Point.

(2)
Operating results for 2014 include a charge of $29.3 million for the loss on early debt extinguishment and a non-cash charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom.

(3)	Operating results for 2013 include a non-cash charge of $34.6 million for the loss on early debt extinguishment.

(4)	Operating results for 2012 include a non-cash charge of $25.0 million for the impairment of long-lived assets at Wildwater Kingdom.

(5)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current credit agreement. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to Adjusted EBITDA is provided below.

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

We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement) is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Reconciliation of Net Income to Adjusted EBITDA:

	2015	2014	2013	2012	2011
	(In thousands )
Net income	$112,222	$104,215	$108,204	$101,857	$65,296
Interest expense	86,849	96,286	103,071	110,619	157,185
Interest income	(64)	(126)	(154)	(68)	(157)
Provision for taxes	22,192	9,885	20,243	31,757	7,877
Depreciation and amortization	125,631	124,286	122,487	126,306	125,837
EBITDA	346,830	334,546	353,851	370,471	356,038
Loss on early debt extinguishment	—	29,261	34,573	—	—
Net effect of swaps	(6,884)	(2,062)	6,883	(1,492)	(13,119)
Unrealized foreign currency loss (gain)	80,946	40,883	29,085	(9,181)	9,830
Equity-based compensation	15,470	12,536	5,535	3,265	(239)
Loss on impairment/retirement of fixed assets, net	20,873	9,757	2,539	30,336	11,355
Gain on sale of other assets	—	(921)	(8,743)	(6,625)	—
Terminated merger costs	—	—	—	—	230
Refinancing costs	—	—	—	—	955
Class action settlement costs	259	4,953	—	—	—
Other non-recurring costs (1)	1,744	2,327	1,707	4,180	9,526
Adjusted EBITDA	$459,238	$431,280	$425,430	$390,954	$374,576

(1)
The Company's current and prior credit agreements reference certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included litigation expenses and costs for SEC compliance matters related to Special Meeting requests, costs associated with certain unusual ride abandonment and relocation expenses, and costs associated with the transition to a new advertising agency.

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

For the years ended December 31,	2015		2014		2013
	( amounts in millions, except attendance, per capita spending and percentages)
Net revenues:
Admissions	$687.4	55.6%	$661.5	57.0%	$647.0	57.0%
Food, merchandise and games	398.0	32.2%	365.5	31.5%	356.1	31.4%
Accommodations and other	150.3	12.2%	132.6	11.4%	131.5	11.6%
Net revenues	1,235.7	100.0%	1,159.6	100.0%	1,134.6	100.0%
Operating costs and expenses	793.9	64.2%	748.1	64.5%	716.5	63.2%
Depreciation and amortization	125.6	10.2%	124.2	10.7%	122.5	10.8%
Loss on impairment / retirement of fixed assets	20.9	1.7%	9.8	0.8%	2.5	0.2%
Gain on sale of other assets	—	—%	(0.9)	(0.1)%	(8.7)	(0.8)%
Operating income	295.3	23.9%	278.4	24.0%	301.8	26.6%
Interest and other expense, net	86.8	7.0%	96.2	8.3%	102.9	9.0%
Net effect of swaps	(6.9)	(0.6)%	(2.1)	(0.2)%	6.9	0.6%
Loss on early debt extinguishment	—	—%	29.3	2.5%	34.6	3.0%
Unrealized / realized foreign currency loss	81.0	6.6%	40.9	3.5%	28.9	2.5%
Provision for taxes	22.2	1.8%	9.9	0.9%	20.3	1.8%
Net income	$112.2	9.1%	$104.2	9.0%	$108.2	9.5%
Other data:
Combined attendance (in thousands)	24,448		23,305		23,519
Combined in-park guest per capita spending	$46.20		$45.54		$44.15

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

At the end of the fourth quarter of 2015, the Partnership decided to permanently remove from service a long-lived asset at Cedar Point. Accordingly, the Partnership recognized and recorded an $8.6 million charge for impairment equal to the remaining net book value of this long-lived asset. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

During 2015, we changed the annual goodwill impairment testing date from the last day of the fourth quarter to the first day of the fourth quarter. We believe this voluntary change is preferable because it better aligns our goodwill impairment testing procedures with the completion of our annual financial and strategic planning process and provides us with adequate time to evaluate goodwill for impairment. This change in accounting principle did not delay, accelerate or avoid an impairment loss, nor did the change have a cumulative effect on net income or loss, or partners' equity. The Partnership determined that it would be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each first day of the fourth quarter for each of our prior reporting periods without the use of hindsight. As such, the Partnership applied the change in annual goodwill impairment testing date prospectively beginning September 28, 2015, the first day of the fourth quarter.

We completed the review of goodwill and other indefinite-lived intangibles as of September 28, 2015, December 31, 2014 and December 31, 2013, respectively, and determined the goodwill and other indefinite-lived intangibles were not impaired at these testing dates. Further, as of the testing dates, all reporting units with goodwill had fair values in excess of their carrying values by greater than 10%.

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

Revenue Recognition

Revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season or December 31 each year. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues.  Revenues on multi-use products for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings like our front-of-line products, are included in Accommodations, extra-charge products and other revenue.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2014, we had recorded a $5.7 million valuation allowance related to a $16.8 million deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2015, we did not adjust the valuation allowance.  As of December 31, 2015, we had recorded a $5.7 million valuation allowance related to a $7.6 million deferred tax asset for foreign tax credit carryforwards.

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

Results of Operations

2015 vs. 2014

The following table presents key operating and financial information for the years ended December 31, 2015 and 2014 (amounts in thousands, except per capita spending and percentages):

			Increase (Decrease)
	12/31/15	12/31/14	$	%

Net revenues	$1,235,778	$1,159,605	$76,173	6.6%
Operating costs and expenses	793,943	748,151	45,792	6.1%
Depreciation and amortization	125,631	124,286	1,345	1.1%
Loss on impairment/retirement of fixed assets	20,873	9,757	11,116	N/M
Gain on sale of other assets	—	(921)	921	N/M
Operating income	$295,331	$278,332	$16,999	6.1%
Other Data:
Adjusted EBITDA (1)	$459,238	$431,280	$27,958	6.5%
Adjusted EBITDA margin (2)	37.2%	37.2%	—	—%
Attendance	24,448	23,305	1,143	4.9%
Per capita spending	$46.20	$45.54	$0.66	1.4%
Out-of-park revenues	$137,698	$127,156	$10,542	8.3%
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on page 15.

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

Consolidated net revenues totaled $1,235.8 million in 2015, increasing $76.2 million, from $1,159.6 million in 2014. This reflects an increase in attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the prior year. Attendance for the year was positively impacted by strong season pass visitation, which we believe is driven by our strong capital program. The 1.4%, or $0.66, increase in per capita spending, which represents the amount spent per attendee to gain admission to a park, plus all amounts spent while inside the park gates, was mainly attributable to the continued increases in admissions pricing and growth in our food and beverage programs. The 8.3%, or $10.5 million, increase in out-of-park revenues, which include the sale of hotel rooms, food, merchandise and other complementary activities located outside of the park gates, as well as transaction fees from on-line product sales, was due primarily to improved results at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues is net of a $20.1 million unfavorable impact of foreign currency exchange compared to 2014.

Operating costs and expenses for the year increased 6.1%, or $45.8 million, to $793.9 million from $748.2 million for 2014. The increase is the result of a $9.6 million increase in cost of goods sold, a $21.5 million increase in operating expenses, and a $14.6 million increase in selling, general, and administrative expenses ("SG&A"). The $9.6 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both years. The $21.5 million increase in operating expenses was due to several items. First, we experienced an increase in labor costs due to normal merit increases, market-based and minimum-wage rate increases, and additional operating hours. Second, maintenance expense increased primarily due to increases in ride maintenance and infrastructure improvements, in particular at Cedar Point. Third, operating supplies increased primarily due to increased attendance and operating hours year-over-year. Lastly, self-insurance costs increased due to increases in estimated reserves based on higher attendance volume and wage levels. The $14.6 million increase in SG&A was primarily due to two items. First, we experienced an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with special event promotional activities, continued expenditures related to our technology and security initiatives, and merchant fees. The increase in operating costs and expenses is net of a $10.2 million favorable impact of foreign currency exchange compared to 2014.

Depreciation and amortization expense for 2015 increased $1.3 million compared to the prior year. Loss on impairment / retirement of fixed assets for 2015 was $20.9 million, reflecting the impairment of a certain long-lived asset at Cedar Point (as discussed in detail in Note 3 to our Consolidated Financial Statements) and the retirement of assets during the period at several of our properties, as compared to $9.8 million in 2014 which reflected a $2.4 million impairment of assets at Wildwater Kingdom and the retirement of assets during the period at several of our properties. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income increased $17.0 million to $295.3 million for 2015 from operating income of $278.3 million for 2014.

Interest expense for 2015 decreased by $9.4 million to $86.8 million, from $96.3 million for 2014. The decrease was due to the lower interest rate on the June 2014 notes compared to the July 2010 notes which were outstanding for half of the prior year.

The net effect of our swaps resulted in a non-cash benefit to earnings of $6.9 million for 2015 compared with a $2.1 million non-cash benefit to earnings for 2014. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the year, we also recognized a $81.0 million charge to earnings for unrealized/realized foreign currency losses compared with a $40.9 million charge to earnings for 2014. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

For 2015, a provision for taxes of $22.2 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded for 2014 of $9.9 million. This increase in tax provision in the current year relates largely to improved operating results and due to the valuation allowance reduction of $1.1 million recorded in 2014. Cash taxes paid in 2015 were $20.0 million compared to $11.2 million in 2014. For 2016, cash taxes to be paid or payable are estimated to range from $50 million to $60 million. The increase in cash taxes relates to continuing strong business performance and the utilization of net operating loss carryforwards during 2015.

After the items above, net income for 2015 totaled $112.2 million, or $1.99 per diluted limited partner unit, compared with net income of $104.2 million, or $1.86 per diluted unit, for 2014.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 15). For 2015, Adjusted EBITDA increased to $459.2 million from $431.3 million for 2014. The approximate $28.0 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues compared to the prior year. Partially offsetting these revenue increases were increases in operating costs and expenses associated with increased labor, our current year initiatives, and other planned year-over-year cost increases. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) remained flat.

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
N/M - Not meaningful
(1) for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data," on page 15.

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

Consolidated net revenues totaled $1,159.6 million in 2014, increasing $25.0 million, from $1,134.6 million in 2013. The 2.2% increase in revenues reflects a 3.1%, or $1.39, increase in average in-park guest per capita spending compared with 2013, partially offset by less than a 1.0%, or 0.2 million visits, decrease in attendance. The increase in per capita spending was largely the result of enhancements made to the overall guest experience, including improvements in food and beverage programs, resulting in increased spending and capture rates across most categories of our business. The slight decrease in attendance during the year was largely due the sale of a non-core, stand-alone water park in August 2013. Attendance on a comparable-park basis decreased less than 0.5%, or 60,000 visits. This decrease in comparable visits can be partially attributed to unfavorable weather that the parks experienced during the second and third quarters of 2014, offset somewhat by more favorable weather experienced during the fourth quarter of 2014. Out-of-park revenues increased over 2.4%, or $3.0 million. In 2014, Out-of-park revenues included $2.3 million of proceeds from a business interruption insurance claim relating to a water main break at Cedar Point that occurred during the second quarter. Adjusting for these insurance proceeds, out-of-park revenue would have increased less than 1.0% period-over-period. The increase in net revenues is net of a $6.1 million unfavorable impact of foreign currency exchange.

Operating costs and expenses in 2014 increased $31.6 million, or 4.4%, to $748.1 million versus $716.5 million for 2013 and were in line with expectations. The increase in costs and expenses was the result of a $3.4 million increase in cost of goods sold, a $23.7 million increase in operating expenses, and a $4.5 million increase in selling, general and administrative costs ("SG&A"). The $3.4 million increase in cost of goods sold is mainly related to increases in volume. Cost of goods sold as a percentage of revenues was comparable for both years. Operating expenses increased $23.7 million due to several factors. First, costs related to labor increased during the period due to staffing, benefits, hourly wages, and employment litigation matters. Second, show and attraction expenses were higher due to the introduction of new shows and attractions at several of our parks. Third, operating supplies and expenses increased due to consulting and information technology expenses related to infrastructure improvements, transaction based fees, and costs associated with guest experience improvement initiatives. Finally, utility costs increased due to inclement winter weather and rate increases. SG&A increased $4.5 million due to two main factors. First, costs related to labor increased due to staffing, benefits, hourly wages, and incentive compensation. Second, advertising expenses increased due to increased media, production, and local advertising costs. The increase in operating costs and expenses is net of a $4.0 million favorable impact of foreign currency exchange.

Depreciation and amortization expense for 2014 increased 1.5%, or $1.8 million. For 2014, the loss on impairment/retirement of fixed assets was $9.8 million, reflecting the impairment of the assets of the Wildwater Kingdom (as discussed in detail in Note 3 to the Consolidated Financial Statements) and the retirement of assets during the period at several of our properties, as compared to $2.5 million in 2013 for retirement of assets. Additionally, excess land was sold in 2014 for a $0.9 million gain, compared to an $8.7 million gain in 2013 related to the sale of a non-core water park. After depreciation, amortization, loss on impairment / retirement of fixed assets, gain on the sale of other assets, and all other non-cash costs, operating income for the period decreased $23.4 million to $278.3 million for 2014 from operating income of $301.8 million for 2013.

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

We believe Adjusted EBITDA is a meaningful measure of our operating results. For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Note 5 in Item 6, “Selected Financial Data,” on pages 15. For 2014, Adjusted EBITDA increased to $431.3 million compared with $425.4 million for 2013. Over this same period, our Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) decreased 0.3% to 37.2% from 37.5% for 2013. This decrease is primarily the result of a shift in the mix of earnings from higher margin properties to lower margin properties as well as continued investment as part of our longer term growth initiatives.

Financial Condition

We ended 2015 in sound condition with respect to both liquidity and cash flow. The working capital ratio (current assets divided by current liabilities) was 1.0 at both December 31, 2015 and 2014. Receivables and inventories are at normally low seasonal levels and cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2015 increased $5.1 million to $342.2 million from $337.1 million in 2014. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2015 over 2014 and a decrease in interest payments.

Net cash from operating activities in 2014 increased $12.6 million to $337.1 million from $324.5 million in 2013. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2014 over 2013.

Investing Activities

Investing activities consist principally of capital investments we make in our parks and resort properties. During 2015, cash spent on capital expenditures totaled $175.9 million as we continued to reinvest in our properties and expand our capital program. During the year we also purchased a preferred equity investment in a non-public entity for $2.0 million. During 2014, cash spent on capital expenditures totaled $166.7 million. During 2014 we also sold a non-core asset for net proceeds of $1.4 million.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in guest per capita spending and revenues from guest accommodations. For the 2016 operating season, we will be investing approximately $150 million in capital investments across our properties. These capital investments will include introducing a world-record-breaking roller coaster, Valravn, at our flagship park, Cedar Point, a major water park expansion at Carowinds, where we continue to invest, and many other new attractions at all of our parks.  We are also looking forward to celebrating the 75th anniversary of Ghost Town at Knott’s Berry Farm.  Ghost Town Alive! will be an interactive entertainment experience which immerses guests of all ages in new stories and adventures each day in the familiar town of Calico. In addition, we have partnered with Electronic Arts to introduce two new digital attractions - a new inter-active digital experience at Carowinds based on the popular Plants vs. Zombies on-line gaming platform, and an all-new 4D holographic experience at California’s Great America based on the Mass Effect video game series.

Financing Activities

Net cash utilized for financing activities in 2015 totaled $174.2 million, compared with $155.2 million in 2014. This increase in net cash utilized for financing activities is due to an increase in distributions in 2015.

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
As of December 31, 2015 and December 31, 2014, we had $608.9 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $16.3 million at December 31, 2015 and December 31, 2014, we had $238.7 million of available borrowings under our revolving credit facility. The maximum outstanding balances under our revolving credit facility during both 2015 and 2014 were $85.0 million. During the fourth quarter of 2014, $10.0 million of term debt was prepaid, which has resulted in no amortizing amounts being due until the third quarter of 2016.
As of December 31, 2015, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to fixed rates. These swaps, which are designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. In January 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years and fix LIBOR at a rate of 2.64%. As of December 31, 2014, in addition to the $500 million of swaps maturing on December 31, 2018, we had $800 million of variable-rate debt to fixed rates swaps which subsequently matured in December 2015 and fixed LIBOR at a weighted average rate of 2.38%. These swaps were de-designated as cash flow hedges. Additional detail regarding our swap arrangements is provided in Note 6 to our Consolidated Financial Statements.
On December 31, 2015, the fair market value of our swap portfolio, which was entirely long-term, was $22.9 million. On December 31, 2014, the fair market value of the current and long-term portions of our swap portfolio were $11.8 million and $14.6 million, respectively. The current and long-term amounts for 2015 and 2014 were recorded in "Current Derivative Liability" and "Derivative Liability," respectively. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the fourth quarter of 2015 and 2014, this ratio was set at maximum of 5.75x and 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of December 31, 2015 and 2014 , we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. We can make additional restricted payments if our pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.
As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
In accordance with these debt provisions, on November 5, 2015, we announced the declaration of a distribution of $0.825 per limited partner unit, which was paid on December 15, 2015, and on February 24, 2016 we announced the declaration of a distribution of $0.825 per limited partner unit, payable March 28, 2016.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) at December 31, 2015 (in millions):

	Payments Due by Period
					2021 -
	Total	2016	2017-2018	2019-2020	Thereafter

Long-term debt (1)	$2,021,218	$84,593	$176,214	$718,848	$1,041,563
Capital expenditures (2)	155,000	146,820	8,180	—	—
Lease & other obligations (3)	152,053	21,501	16,230	12,361	101,961
Total	$2,328,271	$252,914	$200,624	$731,209	$1,143,524

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming current LIBOR interest rates, and the impact of our various derivative contracts. See Note 5 in “Notes to Consolidated Financial Statements” for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2015.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $16.3 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2015. We have no other significant off-balance sheet financing arrangements.

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
After considering the impact of interest rate swap agreements, as of December 31, 2015, most of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $18 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $5.8 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $4.7 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.6 million decrease in annual operating income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2015 and 2014 are presented in the table below (in thousands, except per unit amounts):

				Net income	Net income
				(loss) per	(loss) per
		Operating income	Net income	limited partner	limited partner
(Unaudited)	Net revenues	(loss)	(loss)	unit-basic	unit-diluted
2015
1st Quarter	$46,817	$(69,633)	$(83,833)	$(1.50)	$(1.50)
2nd Quarter	377,408	93,027	57,583	1.03	1.02
3rd Quarter	644,637	277,692	164,151	2.94	2.92
4th Quarter (1)	166,916	(5,755)	(25,679)	(0.46)	(0.46)
2015 Total	1,235,778	295,331	112,222	2.01	1.99
2014
1st Quarter	$40,466	$(71,577)	$(83,540)	$(1.51)	$(1.51)
2nd Quarter (2)	363,014	91,847	43,902	0.79	0.79
3rd Quarter	595,318	252,933	161,902	2.92	2.90
4th Quarter (3)	160,807	5,129	(18,049)	(0.33)	(0.33)
2014 Total	1,159,605	278,332	104,215	1.88	1.86

(1)	The fourth quarter of 2015 included a non-cash charge of $8.6 million for the impairment of a long-lived asset at Cedar Point.

(2)	The second quarter of 2014 included a charge of $29.3 million for the loss on early extinguishment of debt due to the June 2014 refinancing.

(3)	The fourth quarter of 2014 included a non-cash charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Partnership's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 26, 2016

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2015	12/31/2014
ASSETS
Current Assets:
Cash and cash equivalents	$119,557	$131,840
Receivables	29,494	27,395
Inventories	25,029	25,883
Current deferred tax asset	12,188	9,265
Other current assets	9,946	9,334
	196,214	203,717
Property and Equipment:
Land	267,782	276,297
Land improvements	381,191	366,863
Buildings	647,514	599,907
Rides and equipment	1,561,234	1,535,705
Construction in progress	50,962	70,431
	2,908,683	2,849,203
Less accumulated depreciation	(1,393,805)	(1,322,652)
	1,514,878	1,526,551
Goodwill	210,811	228,291
Other Intangibles, net	35,895	38,191
Other Assets	37,109	41,569
	$1,994,907	$2,038,319
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,475	$—
Accounts payable	17,122	23,933
Deferred revenue	69,514	61,161
Accrued interest	9,910	9,916
Accrued taxes	41,937	21,800
Accrued salaries, wages and benefits	26,916	34,102
Self-insurance reserves	23,996	23,377
Current derivative liability	—	11,791
Other accrued liabilities	6,801	12,139
	198,671	198,219
Deferred Tax Liability	141,951	152,513
Derivative Liability	22,918	14,649
Other Liabilities	17,983	17,871
Long-Term Debt:
Term debt	606,375	608,850
Notes	950,000	950,000
	1,556,375	1,558,850
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	1
Limited partners, 56,018, and 55,828 units outstanding at December 31, 2015 and December 31, 2014, respectively	48,428	101,556
Accumulated other comprehensive income (loss)	3,291	(10,630)
	57,009	96,217
	$1,994,907	$2,038,319

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

For the years ended December 31,	2015	2014	2013
Net revenues:
Admissions	$687,442	$661,455	$647,007
Food, merchandise and games	398,019	365,528	356,105
Accommodations, extra-charge products and other	150,317	132,622	131,460
	1,235,778	1,159,605	1,134,572
Costs and expenses:
Cost of food, merchandise and games revenues	104,827	95,208	91,772
Operating expenses	517,626	496,079	472,344
Selling, general and administrative	171,490	156,864	152,412
Depreciation and amortization	125,631	124,286	122,487
Loss on impairment / retirement of fixed assets, net	20,873	9,757	2,539
Gain on sale of other assets	—	(921)	(8,743)
	940,447	881,273	832,811
Operating income	295,331	278,332	301,761
Interest expense	86,849	96,286	103,071
Net effect of swaps	(6,884)	(2,062)	6,883
Loss on early debt extinguishment	—	29,261	34,573
Unrealized/realized foreign currency loss	81,016	40,873	28,941
Interest income	(64)	(126)	(154)
Income before taxes	134,414	114,100	128,447
Provision for taxes	22,192	9,885	20,243
Net income	112,222	104,215	108,204
Net income allocated to general partner	1	1	1
Net income allocated to limited partners	$112,221	$104,214	$108,203

Net income	$112,222	$104,215	$108,204
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	16,655	5,931	2,756
Unrealized income (loss) on cash flow hedging derivatives	(2,734)	(1,553)	10,736
Other comprehensive income, (net of tax)	13,921	4,378	13,492
Total comprehensive income	$126,143	$108,593	$121,696
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,745	55,548	55,476
Net income per limited partner unit	$2.01	$1.88	$1.95
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	56,362	55,992	55,825
Net income per limited partner unit	$1.99	$1.86	$1.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,222	$104,215	$108,204
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	125,631	124,286	122,487
Loss on early debt extinguishment	—	29,261	34,573
Non-cash foreign currency loss on debt	81,608	39,088	27,786
Other non-cash expenses	6,530	17,943	15,693
Change in operating assets and liabilities:
(Increase) decrease in receivables	(2,276)	(6,235)	(6,257)
(Increase) decrease in inventories	607	46	1,535
(Increase) decrease in current assets	(1,793)	1,949	(317)
(Increase) decrease in other assets	918	1,072	(1,737)
Increase (decrease) in accounts payable	3,243	884	174
Increase (decrease) in deferred revenue	9,149	16,965	5,491
Increase (decrease) in accrued interest	359	(12,554)	8,714
Increase (decrease) in accrued taxes	20,965	2,319	1,690
Increase (decrease) in accrued salaries and wages	(6,997)	4,998	4,440
Increase (decrease) in self-insurance reserves	881	(133)	(136)
Increase (decrease) in other current liabilities	(5,311)	6,630	(386)
Increase (decrease) in other liabilities	(3,519)	6,369	2,503
Net cash from operating activities	342,217	337,103	324,457
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	$(175,865)	$(166,719)	$(120,448)
Sale of non-core asset	—	1,377	15,297
Purchase of preferred equity investment	(2,000)	—	—
Net cash for investing activities	(177,865)	(165,342)	(105,151)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	—	—	630,000
Note borrowings	—	450,000	500,000
Term debt payments, including early termination penalties	—	(10,000)	(1,142,250)
Note payments, including early termination penalties	—	(426,148)	—
Distributions paid to partners	(172,614)	(159,432)	(143,457)
Payment of debt issuance costs	—	(9,795)	(23,532)
Exercise of limited partnership unit options	—	—	52
Tax effect of units involved in treasury unit transactions	(1,589)	140	855
Net cash for financing activities	(174,203)	(155,235)	(178,332)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,432)	(2,742)	(1,748)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(12,283)	13,784	39,226
Balance, beginning of year	131,840	118,056	78,830
Balance, end of year	$119,557	$131,840	$118,056

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$84,963	$104,198	$90,834
Interest capitalized	3,094	2,983	1,610
Cash payments for income taxes, net of refunds	19,976	11,162	14,822
Capital expenditures in accounts payable	2,357	12,262	4,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

For the years ended December 31,	2015	2014	2013

Limited Partnership Units Outstanding
Beginning balance	55,828	55,716	55,618
Limited partnership unit options exercised	50	19	6
Limited partnership unit forfeitures	(1)	(2)	(1)
Issuance of limited partnership units related to compensation	141	95	93
	56,018	55,828	55,716
Limited Partners’ Equity
Beginning balance	$101,556	$148,847	$177,660
Net income	112,221	104,214	108,203
Partnership distribution declared (2015 - $3.08; 2014 - $2.85; 2013 - $2.58)	(172,614)	(159,430)	(143,457)
Expense recognized for limited partnership unit options	580	890	903
Cash received for limited partnership unit options exercised	—	—	52
Tax effect of units involved in treasury unit transactions	(1,589)	140	855
Issuance of limited partnership units related to compensation	8,274	6,895	4,631
	48,428	101,556	148,847
General Partner’s Equity
Beginning balance	1	2	1
Partnership distribution declared	(2)	(2)	—
Net income	1	1	1
	—	1	2
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	5,936	5	(2,751)
Current year activity, net of tax ($9,050) in 2015, ($3,410) in 2014, ($1,586) in 2013)	16,655	5,931	2,756
	22,591	5,936	5
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(16,566)	(15,013)	(25,749)
Current year activity, net of tax $625 in 2015, $288 in 2014, ($1,745) in 2013)	(2,734)	(1,553)	10,736
	(19,300)	(16,566)	(15,013)
	3,291	(10,630)	(15,008)
Total Partners’ Equity	$57,009	$96,217	$139,131
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2015 there were 56,017,824 outstanding limited partnership units listed on The New York Stock Exchange, net of 1,044,159 units held in treasury. At December 31, 2014, there were 55,827,658 outstanding limited partnership units listed, net of 1,234,325 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's 2013 Credit Agreement, the General Partner paid $3.08 per limited partner unit in distributions, or approximately $172.6 million in aggregate, in 2015.

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

Foreign Currency    The financial statements of the Partnership's Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at current currency exchange rates, while income and expenses are translated at average monthly currency exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in partners' equity.

In 2015, the Partnership recognized a $81.0 million charge to earnings for unrealized/realized foreign currency losses, $81.6 million related to U.S.-dollar denominated debt held at its Canadian property. In 2014, the Partnership recognized a $40.9 million charge to earnings for unrealized/realized foreign currency losses, $39.1 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated debt held at its Canadian property. In 2013, the Partnership recognized a $28.9 million charge to earnings for unrealized/realized foreign currency losses, $27.8 million of which represented an unrealized foreign currency losses on the U.S.-dollar denominated debt held at its Canadian property. All other transaction gains and losses included in the 2015, 2014 and 2013 consolidated statements of operations were not material.

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

Property and Equipment    Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $125.5 million in 2015, $124.3 million in 2014, and $122.4 million in 2013.

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

The Partnership changed the annual goodwill impairment testing date from the last day of the fourth quarter to the first day of the fourth quarter during 2015. The Partnership believes this voluntary change is preferable because it better aligns our goodwill impairment testing procedures with the completion of our annual financial and strategic planning process and provides us with adequate time to evaluate goodwill for impairment. This change in accounting principle did not delay, accelerate or avoid an impairment loss, nor did the change have a cumulative effect on net income or loss, or partners' equity. The Partnership determined that it would be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each first day of the fourth quarter for each of our prior reporting periods without the use of hindsight. As such, the Partnership applied the change in annual goodwill impairment testing date prospectively beginning September 28, 2015, the first day of the fourth quarter, and concluded there was no impairment of the carrying value of the goodwill as of the testing date.

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

Self-Insurance Reserves     Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. At December 31, 2015 and 2014 the accrued reserves totaled $24.0 million and $23.4 million, respectively.

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

Revenue Recognition    Revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season or December 31 each year. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues.  Revenues on multi-use products for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings like our front-of-line products, are included in Accommodations, extra-charge products and other revenue.

Advertising Costs    The Partnership expenses all costs associated with its advertising, promotion and marketing programs over each park's operating season, including certain costs incurred prior to the season that are amortized over the season. Advertising expense totaled $58.7 million in 2015, $58.4 million in 2014 and $57.8 million in 2013. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in other current assets.

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

Earnings Per Unit    For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used are as follows:

	2015	2014	2013
(In thousands except per unit amounts)
Basic weighted average units outstanding	55,745	55,548	55,476
Effect of dilutive units:
Deferred units (Note 7)	23	6	—
Performance units (Note 7)	72	31	—
Restricted units (Note 7)	358	195	103
Unit options (Note 7)	141	123	59
Phantom units (Note 7)	23	89	187
Diluted weighted average units outstanding	56,362	55,992	55,825
Net income per unit - basic	$2.01	$1.88	$1.95
Net income per unit - diluted	$1.99	$1.86	$1.94

The effect of out-of-the-money and/or antidilutive unit options for 2015, 2014, and 2013, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for annual and interim periods beginning on or after December 15, 2015 with early adoption permitted. We do not expect adoption of ASU 2015-03 to have an impact on our consolidated statements of operations or consolidated statements of cash flows. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $19.7 million and $24.6 million, at December 31, 2015 and 2014, respectively.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require that deferred tax assets and liabilities to be classified as non-current in the Consolidated Balance Sheet. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The impact of the adoption of this guidance will result in the reclassification of the current deferred tax assets to net against the deferred tax liability on the consolidated balance sheets, which would reduce both current deferred tax asset and deferred tax liability by
$12.2 million and $9.3 million, at December 31, 2015 and 2014, respectively.

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

The long-lived asset impairment test involves a two-step process. The first step is a comparison of each asset group's carrying value to its estimated undiscounted future cash flows expected to result from the use of the assets, including disposition. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates. If the carrying value of the asset group is higher than its undiscounted future cash flows, there is an indication that impairment exists and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the asset group to its carrying value in a manner consistent with the highest and best use of those assets. The Partnership estimates fair value of operating assets using an income (discounted cash flows) approach, which uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. If the implied fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

At the end of the fourth quarter of 2015, the Partnership decided to permanently remove from service a long-lived asset at Cedar Point. Accordingly, the Partnership recognized and recorded an $8.6 million charge for impairment equal to the remaining net book value of this long-lived asset. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

A summary of changes in the Partnership's carrying value of goodwill is as follows:

		Accumulated
	Goodwill	Impairment	Goodwill
	(gross)	Losses	(net)
($'s in thousands)
Balance at December 31, 2013	$317,957	$(79,868)	$238,089
Foreign currency exchange translation	(9,798)	—	(9,798)
Balance at December 31, 2014	308,159	(79,868)	228,291
Foreign currency exchange translation	(17,480)	—	(17,480)
Balance at December 31, 2015	$290,679	$(79,868)	$210,811

The Partnership's other intangible assets consisted of the following at December 31, 2015 and 2014:

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Value
	($'s in thousands)
December 31, 2015
Other intangible assets:
Trade names	—	$35,208	$—	$35,208
License / franchise agreements	8.4 years	1,067	380	687
Total other intangible assets	8.4 years	$36,275	$380	$35,895

December 31, 2014
Other intangible assets:
Trade names	—	$37,683	$—	$37,683
License / franchise agreements	13.5 years	818	310	508
Total other intangible assets	13.5 years	$38,501	$310	$38,191

Amortization expense of other intangible assets for 2015, 2014, and 2013 was immaterial and is expected to be immaterial going forward.

(5) Long-Term Debt:

Long-term debt at December 31, 2015 and 2014:

($'s in thousands)	2015	2014

Revolving credit facility (due 2018)	$—	$—
Term debt (1)
March 2013 U.S. term loan averaging 3.25% at 2013 (due 2013-2020)	608,850	608,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	450,000
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000
	1,558,850	1,558,850
Less: current portion	2,475	—
	$1,556,375	$1,558,850

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6).

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes, maturing in 2021. Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (as amended, the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The Partnership has historically used LIBOR as its rate for borrowings. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and an interest rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. During the fourth quarter of 2014, $10 million of term debt was prepaid, resulting in no amortizing amounts due until the third quarter of 2016. The net proceeds from the notes issued in March 2013 and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

In June of 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% senior unsecured notes that were scheduled to mature in 2018 (and which included $5.6 million of Original Issue Discount ("OID") to yield 9.375%), to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the notes and co-borrowers of the senior secured credit facilities. In December 2014, the Partnership amended its credit agreement in order to add Millennium Operations, LLC, a newly converted wholly-owned limited liability company, as a co-borrower in connection with the Partnership's on-going long term tax planning efforts. The amendment was effective beginning on January 1, 2015. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

Revolving Credit Loans    Terms of the 2013 Credit Agreement include a combined $255 million revolving credit facility. Under the agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 basis points (bps). The revolving credit facility, which matures in March 2018, also provides for the issuance of documentary and standby letters of credit. As of December 31, 2015, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $16.3 million. After letters of credit, the Partnership had $238.7 million of available borrowings under its revolving credit facility as of December 31, 2015. The maximum outstanding balance during 2015 was $85.0 million under the revolving credit facility. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

Term Debt    The credit facilities provided under the 2013 Credit Agreement include a $630 million U.S. term loan maturing in March 2020. As of December 31, 2015, the U.S. term loan bore interest at a rate of LIBOR plus 250 bps, with a LIBOR floor of 75 bps.

At December 31, 2015, the scheduled annual maturities of term debt were as follows ($'s in thousands):

	2016	2017	2018	2019	2020	2021 & Beyond	Total
U.S. Term loan maturing in 2020	$2,475	$6,300	$6,300	$6,300	$587,475	$—	$608,850

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

Covenants     The 2013 Credit Agreement requires us to maintain specified financial ratios, which if breached for any reason and not cured, could result in an event of default under the agreement. The most restrictive of these ratios is the Consolidated Leverage Ratio. At the end of the fourth quarter of 2015 and 2014, this ratio was set at a maximum of 5.75x and 6.00x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. The ratio decreased by 0.25x at the beginning of the second quarter and will decrease each second quarter until it reaches 5.25x. As of December 31, 2015 and 2014 , we were in compliance with this ratio and all other covenants under the 2013 Credit Agreement. The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an Excess-Cash-Flow formula, should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x.

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. We can make additional restricted payments if our pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

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
As of December 31, 2015, the Partnership has four interest rate swap agreements that effectively convert $500 million of variable-rate debt to fixed rates. These swaps, which are designated as cash flow hedges, mature on December 31, 2018 and fix LIBOR at a weighted average rate of 2.94%. As of December 31, 2014, in addition to the $500 million of swaps maturing on December 31, 2018, the Partnership had $800 million of variable-rate debt to fixed rates swaps which subsequently matured in December 2015 and fixed LIBOR at a weighted average rate of 2.38%. These swaps were de-designated as cash flow hedges.
The fair market value of the Partnership's swap portfolio was a liability of $22.9 million and $26.4 million, at December 31, 2015 and 2014, respectively, and was recorded on the consolidated balance sheet as listed below.

($'s in thousands):	Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of
		December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(22,918)	$(14,649)
Total derivatives designated as hedging instruments:		(22,918)	(14,649)

Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	—	(11,791)
Total derivatives not designated as hedging instruments:		—	(11,791)
Net derivative liability		$(22,918)	$(26,440)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive income in the consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. In January 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years and fix LIBOR at a rate of 2.64%. As a result of the amendment, the existing interest rate swap agreements were de-designated and the amounts recorded in AOCI will be amortized into earnings through the original December 2018 maturity. The amended interest rate swap agreements were not designated as hedging instruments. There were no other changes to the terms of the agreements beyond those disclosed.
Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive income prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss was recognized when the forecasted cash flow occurred. As of December 31, 2015 we had no amounts that were forecasted to be reclassified into earnings in the next twelve months for de-designated derivatives.
Effects of Derivative Instruments on Income and Other Comprehensive Income (Loss):

($'s in thousands):	Amount of (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain Recognized in Income on Derivatives
Designated Derivatives	Year ended 12/31/15	Year ended 12/31/14	Designated Derivatives	Year ended 12/31/15	Year ended 12/31/14	Derivatives Not Designated	Year ended 12/31/15	Year ended 12/31/14
Interest rate swaps	$(8,269)	$(10,735)	Interest Expense	$(517)	$—	Net effect of swaps	$11,791	$10,958
For 2015, the Partnership recognized $11.8 million in income for the gain on the derivatives not designated as cash flow hedges as noted in the table above, $4.9 million of expense representing the amortization of amounts in AOCI for the swaps. The net effect of these amounts resulted in a benefit to earnings for the year of $6.9 million recorded in “Net effect of swaps.”
For 2014, the Partnership recognized $11.0 million of gain in income on the ineffective portion of both designated and not designated derivatives as noted in the table above, $7.9 million of expense representing the amortization of amounts in AOCI for the swaps and $1.0 million of expense related to the write off of OCI balances on our swaps. The net effect of these amounts resulted in a benefit to earnings for the year of $2.1 million recorded in “Net effect of swaps.”

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

Awards Payable in Cash or Equity

Phantom Units
During 2015, none of these "phantom units" were awarded. Outstanding "phantom unit" awards generally vest over an approximate four-year period and can be settled with cash, limited partnership units, or a combination of both, as determined by the Compensation Committee. The effect of these outstanding "phantom unit” awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be paid in limited partnership units. Approximately $0.8 million, $1.7 million and $5.0 million in compensation expense related to liability “phantom unit” awards was recognized in 2015, 2014 and 2013, respectively. These amounts are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2015, the Partnership had no “phantom units” outstanding. At December 31, 2014, the aggregate market value of the accrued “phantom units" totaled $3.9 million and was reflected in "Accrued salaries, wages and benefits" on the Balance Sheet.

Performance Units
During 2015, none of these "performance units” were awarded. The number of "performance units” issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be paid with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. The effect of these outstanding "performance unit” awards for which the performance condition has been met has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. The effect of these outstanding "performance unit” awards for which the performance condition has not been met has been excluded from the diluted earnings per unit calculation. Approximately $8.0 million, $5.3 million and $3.6 million in 2015, 2014 and 2013, respectively, were recorded in compensation expense related to these types of “performance units” and are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2015, the Partnership had 276,656 of these types of "performance units” outstanding, 228,394 of which have been accrued for as a liability, at the December 31, 2015 closing price of $55.84 per unit. The estimated aggregate market value of "performance units” contingently issuable under these types of awards at year-end has been reflected on the Balance Sheet, with the current portion being recorded in "Accrued salaries, wages and benefits" and the long-term portion in “Other Liabilities.” At December 31, 2015, the current and long-term portions were $7.4 million and $5.4 million, respectively. At December 31, 2014, the current and long-term portions were $5.2 million and $3.6 million, respectively. At December 31, 2015, unamortized compensation related to unvested "performance unit” awards of this type totaled approximately $2.7 million, which is expected to be amortized over a weighted average period of 1.0 years. The Partnership expects to settle 132,000 of these outstanding "performance units" upon vesting during 2016.

Deferred Units
During 2015, 12,685 "deferred units" were awarded at a grant price of $47.30. Compensation expense related to "deferred units" vests ratably over a 1-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The "deferred units" accumulate distribution-equivalents once fully vested, which will be paid when the restriction ends. The effect of outstanding "deferred unit” awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $0.8 million, $0.5 million, and $0.0 million in 2015, 2014, and 2013, respectively, were recorded in compensation expense related to "deferred units" and are included in "Selling, General, and Administrative Expense" in the accompanying Consolidated Statement of Operations and Comprehensive Income.

At December 31, 2015, the Partnership had 22,810 "deferred units” outstanding and vested, at the December 31, 2015 closing price of $55.84 per unit. The estimated aggregate market value of the "deferred units” at year-end has been reflected as a liability on the Balance Sheet, with the current portion being recorded in "Other accrued liabilities" and the long-term portion in “Other Liabilities.” At December 31, 2015 and 2014, the market value of the current and long-term portions totaled $1.3 million and $0.5 million, respectively. At December 31, 2015, there was no unamortized expense related to unvested "deferred unit” awards.

Awards Payable in Equity

Performance Units
During 2015, 189,929 of these "performance units” were awarded at a weighted-average grant price of $56.41 per unit. The number of "performance units” issuable under these awards are contingently based upon certain performance targets over the vesting period. The three-year vesting for the annual performance awards and the related forfeitable distribution equivalents, generally are paid out in the first quarter following the performance period in limited partnership units. The 2014 "performance units" payable in equity were retention grant units that would be paid out in limited partnership units in December of the two years following a three-year performance period and the forfeitable distribution equivalents would be paid in cash at that same time. The effect of these types of outstanding "performance unit” awards for which the performance conditions have been met, have been included in the diluted earnings per unit calculation. The effect of these outstanding "performance unit” awards which the performance conditions have not been meet, have been excluded from the diluted earnings per unit calculation. Approximately $3.7 million, $1.4 million, and $0.0 million, in 2015, 2014, and 2013, respectively, were recorded in compensation expense related to “performance units” under this award and are included in “Selling, General and Administrative Expense” in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2015, the Partnership had 313,650 of these "performance units” outstanding, 93,854 of which have been accrued for within equity. At December 31, 2015, unamortized compensation related to these unvested "performance unit” awards totaled approximately $11.9 million, which is expected to be amortized over a weighted average period of 2.7 years. The Partnership does not expect to settle any of these outstanding "performance units" during 2016.

Restricted Units
During 2015, 130,087 "restricted units" were awarded at a weighted-average grant price of $56.43. Compensation expense related to restricted units vests ratably over a three-year period and the restrictions on these units lapse upon vesting. During the time of restriction, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, will be paid in the form accrued. Approximately $4.1 million, $3.7 million, and $2.6 million in 2015, 2014, and 2013, respectively, were recorded in compensation expense related to "restricted units" and are included in "Selling, General, and Administrative Expense" in the accompanying Consolidated Statement of Operations and Comprehensive Income. As of December 31, 2015, the amount of forfeitable distribution equivalents accrued and recorded on the Balance Sheet in "Other Liabilities" was approximately $0.8 million.

At December 31, 2015, the Partnership had 193,587 "restricted units" outstanding, 72,032 of which have been accrued for within equity. The intrinsic value of "restricted units" for which expense was accrued in 2015 was approximately $0.7 million. At December 31, 2015, unamortized compensation expense related to unvested "restricted unit" awards totaled approximately, $6.9 million, which is expected to be amortized over a weighted average period of 2.3 years. The Partnership expects to settle 40,028 of these outstanding "restricted units" upon vesting during 2016.

Unit Options
The Partnership's "unit options" are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding "unit options" vest ratably over a three-year period and have a maximum term of ten years. As of December 31, 2015, the Partnership had 506,990 fixed-price "unit options" outstanding under the 2008 Omnibus Incentive Plan.

None of these "unit options" were granted during 2015 and 2014. During 2013, 413,248 unit options were granted at a fair value of $3.47.  The significant assumptions used in the Black Scholes model to determine the fair value of these "unit options" include the "unit option" exercise price equal to the grant price, the "unit options" have a maximum term of ten years, the expected volatility is 30.1%, the assumed risk-free interest rate is 1.88% and units received an annual distribution of $2.50 per unit at the time of grant. Non-cash compensation expense relating to unit options in 2015, 2014, and 2013 totaled $0.6 million, $0.9 million, and $0.9 million, respectively.

A summary of "unit option" activity in 2015 and 2014 is presented below:

	2015		2014
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	622,316	$34.03	684,822	$33.97
Exercised	(109,575)	31.79	(49,656)	32.93
Forfeited	(5,751)	35.58	(12,850)	34.96
Outstanding, end of year	506,990	$34.50	622,316	$34.03
Options exercisable, end of year	478,688	$34.36	476,043	$33.45

Cash received from "unit option" exercises totaled approximately $0 in 2015, $0 in 2014 and $52,000 in 2013.

The following table summarizes information about vested "unit options" outstanding at December 31, 2015:

Vested Options Outstanding

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at year-end	$29.53	—	$36.95	478,688	6.8 years	$34.36

Aggregate intrinsic value ($'s in thousands)				$10,284

A summary of the status of the Partnership's nonvested "unit options" at December 31, 2015 is presented below:

	Unit Options	Weighted Average Exercise Price
Nonvested, beginning of year	146,273	$35.92
Vested	(112,220)	35.67
Forfeited	(5,751)	$35.58
Nonvested, end of year	28,302	$36.95

The total intrinsic value of "unit options" exercised during the years ended December 31, 2015, 2014 and 2013 were $3.0 million, $1.0 million, and $0.2 million, respectively.

The Partnership had 28,302 unvested "unit options" at December 31, 2015. In addition, the Partnership had $0.1 million of unamortized compensation expense related to unvested "unit options" which is expected to be amortized over a weighted average period of 0.3 years.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy "unit option" exercises and expects its treasury unit balance to be sufficient for 2016, based on estimates of "unit option" exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.3 million in 2015, $4.3 million in 2014 and $4.4 million in 2013. Additionally, the Partnership has a trusteed, contributory retirement plan for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $2.3 million in 2015, $2.1 million in 2014 and $1.9 million in 2013.

In addition, 228 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.5 million, $1.5 million and $1.3 million were contributed for the years ended December 31, 2015, 2014, and 2013, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2015 tax provision totals $22.2 million, which consists of an $11.7 million provision for the PTP tax and a $10.5 million provision for income taxes. This compares to the Partnership's 2014 tax provision of $9.9 million, which consisted of a $9.6 million provision for the PTP tax and a $0.3 million provision for income taxes, and the 2013 tax provision of $20.2 million, which consisted of a $9.6 million provision for the PTP tax and a $10.6 million provision for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes are as follows:

($'s in thousands)	2015	2014	2013

Domestic	$209,268	$186,389	$159,256
Foreign	(74,854)	(72,289)	(30,809)
	$134,414	$114,100	$128,447

The provision (benefit) for income taxes is comprised of the following:

($'s in thousands)	2015	2014	2013

Income taxes:
Current federal	$22,232	$4,513	$5,398
Current state and local	3,767	1,413	1,436
Current foreign	530	(2,692)	412
Total current	26,529	3,234	7,246
Deferred federal, state and local	4,842	9,239	9,989
Deferred foreign	(20,898)	(12,200)	(6,641)
Total deferred	(16,056)	(2,961)	3,348
	$10,473	$273	$10,594

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

($'s in thousands)	2015	2014	2013

Income tax provision based on the U.S. federal statutory tax rate	$47,045	$39,935	$44,956
Partnership income not includible in corporate income	(39,279)	(39,922)	(31,574)
State and local taxes, net of federal income tax benefit	3,504	1,786	2,459
Valuation allowance	—	(1,112)	(4,460)
Tax credits	(1,253)	(997)	(1,303)
Nondeductible expenses and other	456	583	516
	$10,473	$273	$10,594

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

($'s in thousands)	2015	2014

Deferred tax assets:
Options and deferred compensation	$13,957	$12,476
Accrued expenses	6,775	7,380
Foreign tax credits	7,603	16,844
Tax attribute carryforwards	3,767	7,906
Derivatives	3,619	3,044
Foreign currency	19,182	2,645
Deferred revenue	4,648	4,841
Other	—	483
Deferred tax assets	59,551	55,619
Valuation allowance	(5,680)	(5,680)
Net deferred tax assets	53,871	49,939
Deferred tax liabilities:
Property	(171,316)	(182,434)
Intangibles	(12,318)	(10,753)
Deferred tax liabilities	(183,634)	(193,187)
Net deferred tax liability	$(129,763)	$(143,248)

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2014, the Partnership had recorded an $5.7 million valuation allowance related to a $16.8 million deferred tax asset for foreign tax credit carryforwards.  The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During 2015, the Partnership did not adjust the valuation allowance.  The valuation allowance was reduced by $1.1 million and $4.5 million for the years ended December 31, 2014 and 2013, respectively. Further, the Partnership believes based on its update of long term estimates of domestic and foreign source income that no additional adjustments to the valuation allowance are warranted.  As of December 31, 2015, the Partnership had a $7.6 million deferred tax asset for foreign tax credit carryforwards and a related $5.7 million valuation allowance.

Additionally, as of December 31, 2015, the Partnership had $3.8 million of tax attribute carryforwards consisting of alternative minimum tax credits ($1.2 million) and the tax effect of state net operating loss carryforwards ($2.6 million). Alternative minimum tax credits do not expire. Unused state net operating loss carryforwards will expire from 2018 to 2028. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

The net current and non-current components of deferred taxes recognized as of December 31, 2015 and 2014 in the consolidated balance sheets are as follows:

($'s in thousands)	2015	2014

Net current deferred tax asset	$12,188	$9,265
Net non-current deferred tax liability	(141,951)	(152,513)
Net deferred tax liability	$(129,763)	$(143,248)

The Partnership has recorded a deferred tax liability of $12.7 million and $4.3 million as of December 31, 2015 and 2014, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in Other Comprehensive Income.

The Partnership has unrecognized income tax benefits as of December 31, 2015. The following is a reconciliation of beginning and ending unrecognized tax benefits:

($'s in thousands)
Balance at December 31, 2013	$1,100
Increase from 2014 tax positions	—
Increase from 2013 tax positions	100
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	—
Balance at December 31, 2014	1,200
Increase from 2015 tax positions	—
Increase from 2014 tax positions	200
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	(300)
Balance at December 31, 2015	$1,100

At December 31, 2015 a total of $1.1 million of unrecognized tax benefits was recorded for state and local income tax positions. There were $1.2 million of unrecognized tax positions during 2014 and $1.1 million unrecognized tax positions during 2013. If recognized, the tax benefits would decrease the Partnership taxes by $1.1 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.4 million and penalties of $0.2 million during 2015. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2011.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows ($'s in thousands):

2016	$9,207
2017	8,675
2018	7,555
2019	6,568
2020	5,793
Thereafter	101,961
$139,759

The amount due after 2020 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for 2015, 2014 and 2013 totaled $14.5 million, $12.7 million and $12.7 million, respectively.

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
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)		Fair Value	December 31, 2015		December 31, 2014
	Balance Sheet Location	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	$—	$—	$(11,791)	$(11,791)
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	(22,918)	(22,918)	(14,649)	(14,649)
Other financial assets (liabilities):			—	—	—	—
Term debt	Long-Term Debt	Level 2	(606,375)	(604,859)	(608,850)	(605,806)
March 2013 notes	Long-Term Debt	Level 1	(500,000)	(507,500)	(500,000)	(501,250)
June 2014 notes	Long-Term Debt	(1)	(450,000)	(453,375)	(450,000)	(451,125)

(1)	The June 2014 notes were based on Level 1 inputs as of December 31, 2015 and Level 2 inputs as of December 31, 2014.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.6 million as of December 31, 2015 and $0.8 million as of December 31, 2014.
At the end of the fourth quarter of 2015, the Partnership concluded based on guest usage and updated capital planning for the coming years, that a certain long-lived asset at Cedar Point would be taken out of service. After performing a review of this asset, the Partnership determined that the asset was impaired. Based on Level 3 unobservable valuation assumptions and other market inputs, the asset was marked to a fair value of $0, resulting in an impairment charge of $8.6 million for this asset during the quarter. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.
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

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):

The following tables reflect the changes in AOCI related to limited partners' equity for the twelve-month period ended December 31, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
($'s in thousands)
	Unrealized income	Foreign currency
	on cash flow hedges	translation adjustment	Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income (loss) before reclassifications, net of tax $1,258 and $(9,050)	(7,008)	16,655	9,647

Amounts reclassified from accumulated other comprehensive income, net of tax ($633) (2)	4,274	—	4,274

Net current-period other comprehensive income (loss)	(2,734)	16,655	13,921

December 31, 2015	$(19,300)	$22,591	$3,291

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
($'s in thousands)
	Unrealized income	Foreign currency
	on cash flow hedges	translation adjustment	Total
Balance at December 31, 2013	(15,013)	5	(15,008)

Other comprehensive income (loss) before reclassifications, net of tax $1,630 and $(3,410)	(9,105)	5,931	(3,174)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,341) (2)	7,552	—	7,552

Net current-period other comprehensive income (loss)	(1,553)	5,931	4,378

December 31, 2014	(16,566)	5,936	(10,630)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
($' in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	12 Months ended 12/31/15	12 Months ended 12/31/14
Interest rate swaps	$4,907	$8,893	Net effect of swaps
	$4,907	$8,893	Total before tax
	(633)	(1,341)	Provision (benefit) for taxes
	$4,274	$7,552	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, December 31, 2014, and December 31, 2013. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$77,007	$—	$39,106	$3,444	$—	$119,557
Receivables	—	1,292	27,788	547,361	(546,947)	29,494
Inventories	—	121	1,222	23,686	—	25,029
Current deferred tax asset	—	7,953	643	3,592	—	12,188
Other current assets	188	1,261	1,332	8,781	(1,616)	9,946
	77,195	10,627	70,091	586,864	(548,563)	196,214
Property and Equipment, net	—	5,593	176,390	1,332,895	—	1,514,878
Investment in Park	724,592	911,912	179,530	27,864	(1,843,898)	—
Goodwill	674	—	90,531	119,606	—	210,811
Other Intangibles, net	—	—	12,832	23,063	—	35,895
Deferred Tax Asset	—	6,127	—	—	(6,127)	—
Other Assets	4,590	19,619	6,214	6,686	—	37,109
	$807,051	$953,878	$535,588	$2,096,978	$(2,398,588)	$1,994,907
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,008	$57	$1,410	$—	$2,475
Accounts payable	434,726	115,135	810	13,398	(546,947)	17,122
Deferred revenue	—	85	4,397	65,032	—	69,514
Accrued interest	4,602	3,221	2,056	31	—	9,910
Accrued taxes	1,066	—	—	42,487	(1,616)	41,937
Accrued salaries, wages and benefits	—	22,166	1,026	3,724	—	26,916
Self-insurance reserves	—	7,437	1,400	15,159		23,996
Other accrued liabilities	1,355	1,531	167	3,748	—	6,801
	441,749	150,583	9,913	144,989	(548,563)	198,671
Deferred Tax Liability	—	—	22,622	125,456	(6,127)	141,951
Derivative Liability	13,396	9,522	—	—	—	22,918
Other Liabilities	—	6,705	—	11,278	—	17,983
Long-Term Debt:
Term debt	—	246,882	13,934	345,559	—	606,375
Notes	294,897	205,103	450,000	—	—	950,000
	294,897	451,985	463,934	345,559	—	1,556,375

Equity	57,009	335,083	39,119	1,469,696	(1,843,898)	57,009
	$807,051	$953,878	$535,588	$2,096,978	$(2,398,588)	$1,994,907

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,571	$240,817	$112,217	$1,118,384	$(381,211)	$1,235,778
Costs and expenses:
Cost of food, merchandise and games revenues	—	372	8,878	95,577	—	104,827
Operating expenses	1,063	179,139	42,814	675,821	(381,211)	517,626
Selling, general and administrative	3,081	55,551	10,358	102,500	—	171,490
Depreciation and amortization	—	37	14,326	111,268	—	125,631
Loss on impairment / retirement of fixed assets, net	—	—	417	20,456	—	20,873
	4,144	235,099	76,793	1,005,622	(381,211)	940,447
Operating income	141,427	5,718	35,424	112,762	—	295,331
Interest expense, net	34,204	28,210	25,381	(1,010)		86,785
Net effect of swaps	(3,820)	(3,064)	—	—		(6,884)
Unrealized / realized foreign currency loss	—	—	81,016	—		81,016
Other (income) expense	750	(18,649)	3,883	14,016		—
(Income) loss from investment in affiliates	(13,523)	(15,141)	(20,100)	27,480	21,284	—
Income (loss) before taxes	123,816	14,362	(54,756)	72,276	(21,284)	134,414
Provision (benefit) for taxes	11,594	840	(27,274)	37,032	—	22,192
Net income (loss)	$112,222	$13,522	$(27,482)	$35,244	$(21,284)	$112,222
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	16,655	—	16,655	—	(16,655)	16,655
Unrealized loss on cash flow hedging derivatives	(2,734)	(1,021)	—	—	1,021	(2,734)
Other comprehensive income (loss), (net of tax)	13,921	(1,021)	16,655	—	(15,634)	13,921
Total comprehensive income (loss)	$126,143	$12,501	$(10,827)	$35,244	$(36,918)	$126,143

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$159,454	$295,252	$121,249	$1,034,056	$(450,406)	$1,159,605
Costs and expenses:
Cost of food, merchandise and games revenues	—	273	8,985	85,950	—	95,208
Operating expenses	5,371	195,899	47,013	698,202	(450,406)	496,079
Selling, general and administrative	5,791	102,021	11,318	37,734	—	156,864
Depreciation and amortization	38,341	294	16,910	68,741	—	124,286
Loss on impairment / retirement of fixed assets, net	2,621	2,463	2,445	2,228	—	9,757
Gain on sale of other assets	—	—	—	(921)	—	(921)
	52,124	300,950	86,671	891,934	(450,406)	881,273
Operating income (loss)	107,330	(5,698)	34,578	142,122	—	278,332
Interest expense, net	42,440	28,718	34,249	(9,247)	—	96,160
Net effect of swaps	(1,595)	(467)	—	—	—	(2,062)
Loss on early debt extinguishment	—	—	29,261	—	—	29,261
Unrealized / realized foreign currency loss	—	—	40,873	—	—	40,873
Other (income) expense	750	(12,920)	2,482	9,688	—	—
(Income) loss from investment in affiliates	(48,622)	(12,899)	(21,236)	25,658	57,099	—
Income (loss) before taxes	114,357	(8,130)	(51,051)	116,023	(57,099)	114,100
Provision (benefit) for taxes	10,142	(8,473)	(25,396)	33,612	—	9,885
Net income (loss)	$104,215	$343	$(25,655)	$82,411	$(57,099)	$104,215
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	5,931	—	5,931	—	(5,931)	5,931
Unrealized loss on cash flow hedging derivatives	(1,553)	(66)	—	—	66	(1,553)
Other comprehensive income (loss), (net of tax)	4,378	(66)	5,931	—	(5,865)	4,378
Total comprehensive income (loss)	$108,593	$277	$(19,724)	$82,411	$(62,964)	$108,593

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$89,637	$(4,853)	$38,579	$221,001	$(2,147)	$342,217
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(3,252)	(55,294)	58,546	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(7,663)	(168,202)	—	(175,865)
Net cash for investing activities	—	(2,000)	(10,915)	(223,496)	58,546	(177,865)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	82,131	8,060	(31,645)	—	(58,546)	—
Distributions (paid) received	(174,761)	—	—	—	2,147	(172,614)
Tax effect of units involved in treasury unit transactions	—	(1,589)	—	—	—	(1,589)
Net cash from (for) financing activities	(92,630)	6,471	(31,645)	—	(56,399)	(174,203)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,432)	—	—	(2,432)
CASH AND CASH EQUIVALENTS
Net decrease for the year	(2,993)	(382)	(6,413)	(2,495)	—	(12,283)
Balance, beginning of year	80,000	382	45,519	5,939	—	131,840
Balance, end of year	$77,007	$—	$39,106	$3,444	$—	$119,557

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$138,669	$12,384	$9,772	$180,251	$(3,973)	$337,103
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	13,794	—	(79,456)	65,662	—
Sale of other assets	—	—	—	1,377	—	1,377
(Purchase) sale of subsidiary interest	(12,024)	12,024	—	—	—	—
Capital expenditures	(64,837)	(270)	(16,072)	(85,540)	—	(166,719)
Net cash from (for) investing activities	(76,861)	25,548	(16,072)	(163,619)	65,662	(165,342)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Note payments, including early termination penalties	—	—	(426,148)	—	—	(426,148)
Term debt payments, including early termination penalties	(5,698)	(4,072)	(230)	—	—	(10,000)
Intercompany payables (payments) receipts	110,763	(37,762)	5,159	(14,030)	(64,130)	—
Distributions (paid) received	(161,873)	—	—	—	2,441	(159,432)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Tax effect of units involved in treasury unit transactions	—	140	—	—	—	140
Net cash from (for) financing activities	(56,808)	(41,694)	18,986	(14,030)	(61,689)	(155,235)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,742)	—	—	(2,742)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	5,000	(3,762)	9,944	2,602	—	13,784
Balance, beginning of year	75,000	4,144	35,575	3,337	—	118,056
Balance, end of year	$80,000	$382	$45,519	$5,939	$—	$131,840

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$162,450	$22,696	$13,963	$138,521	$(13,173)	$324,457
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	44,023	—	(55,136)	11,113	—
Sale of other assets	—	—	—	15,297	—	15,297
Capital expenditures	(56,254)	—	(9,723)	(54,471)	—	(120,448)
Net cash from (for) investing activities	(56,254)	44,023	(9,723)	(94,310)	11,113	(105,151)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	359,022	256,500	14,478	—	—	630,000
Note borrowings	294,897	205,103	—	—	—	500,000
Intercompany payables (payments) receipts	112,553	(54,236)	(3,117)	(44,087)	(11,113)	—
Term debt payments, including early termination penalties	(661,180)	(466,336)	(14,734)	—	—	(1,142,250)
Distributions (paid) received	(146,953)	3,496	(13,173)	—	13,173	(143,457)
Payment of debt issuance costs	(14,535)	(8,453)	(544)	—	—	(23,532)
Exercise of limited partnership unit options	—	52	—	—	—	52
Tax effect of units involved in treasury unit transactions	—	855	—	—	—	855
Net cash from (for) financing activities	(56,196)	(63,019)	(17,090)	(44,087)	2,060	(178,332)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,748)	—	—	(1,748)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	50,000	3,700	(14,598)	124	—	39,226
Balance, beginning of year	25,000	444	50,173	3,213	—	78,830
Balance, end of year	$75,000	$4,144	$35,575	$3,337	$—	$118,056

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2015, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Partnership and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 26, 2016

ITEM 9B. OTHER INFORMATION.

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

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2016 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 30, 2015, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan as of December 31, 2015.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,224,720	$34.50	247,892
Equity compensation plans not approved by unitholders	—	—	—
Total	1,224,720	$34.50	247,892
(1) The weighted average price in column (b) represents the weighted average price of 506,990 unit options outstanding.
Attention is directed to Note 7 in “Notes to Consolidated Financial Statements” for additional information regarding the Partnership's equity incentive plan.

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

2.1
Agreement and Plan of Merger, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 17, 2009.

2.2
Termination and Settlement Agreement among Cedar Fair, L.P. and its affiliates, and the Apollo Parties thereto, dated April 5, 2010. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 6, 2010.

3.1	Cedar Fair, L.P. Certificate of Limited Partnership. Incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-172773) filed on March 11, 2011.
3.2
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-09444) filed November 4, 2011.

3.3	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed November 4, 2011.
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

4.3
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 3, 2014.

4.4
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

10.4	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.5
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)

10.6
Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)

10.7
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 8, 2009 (+)

10.8	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)
10.9	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.10	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.11	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)

Exhibit Number	Description

10.12
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.

10.13
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

10.14
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)

10.15
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)

10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.18
Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto.

10.19	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to teh Registrant's Form 10-K filed on February 26, 2015. (+)
10.20	Cedar, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015. (+)
10.21	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). (+)
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.

(+) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 26, 2016        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	President and Chief Executive Officer	February 26, 2016
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 26, 2016
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 26, 2016
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	February 26, 2016
Eric L. Affeldt

/S/	Gina D. France	Director	February 26, 2016
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 26, 2016
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 26, 2016
Tom Klein

/S/	D. Scott Olivet	Director	February 26, 2016
D. Scott Olivet

/S/	John M. Scott III	Director	February 26, 2016
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 26, 2016
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 26, 2016
Debra Smithart-Oglesby

EXHIBIT INDEX

Exhibit Number	Description	Page

2.1
Agreement and Plan of Merger, by and among Siddur Holdings, Ltd., Siddur Merger Sub, LLC, Cedar Fair Management, Inc. and Cedar Fair, L.P., dated as of December 16, 2009. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 17, 2009.
*
2.2
Termination and Settlement Agreement among Cedar Fair, L.P. and its affiliates, and the Apollo Parties thereto, dated April 5, 2010. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 6, 2010.
*
3.1	Cedar Fair, L.P. Certificate of Limited Partnership. Incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-172773) filed on March 11, 2011.	*
3.2
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-09444) filed November 4, 2011.
*
3.3	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q filed November 4, 2011.	*
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
4.3
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 3, 2014.
*
4.4
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
*
10.4	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)	*
10.5
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Long-Term Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)
*
10.6
Cedar Fair, L.P. 2008 Omnibus Incentive Plan 2008-2011 Performance Award Agreement. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Form 10-K (File No. 001-09444) filed on March 2, 2009. (+)
*
10.7
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 8, 2009 (+)
*
10.8	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 1, 2011. (+)	*
10.9	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.10	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.11	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page
10.12
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
10.13
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
10.14
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)
		*
10.15
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)
		*
10.16	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.17	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.18	Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto.	65
10.19	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to teh Registrant's Form 10-K filed on February 26, 2015. (+)	*
10.20	Cedar, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015. (+)	*
10.21	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). (+)	77
12.1	Computation of Ratio of Earnings to Fixed Charges	79
21	Subsidiaries of Cedar Fair, L.P.	80
23	Consent of Independent Registered Public Accounting Firm	81
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	82
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	83
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	84
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.
		*

(+) Management contract or compensatory plan or arrangement.