Form 10-Q
period 2016-03-27
CEDAR FAIR L P
filed 2016-05-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of May 1, 2016
Units Representing Limited Partner Interests	56,068,506

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/27/2016	12/31/2015	3/29/2015
ASSETS
Current Assets:
Cash and cash equivalents	$64,551	$119,557	$19,725
Receivables	33,914	29,494	24,125
Inventories	38,455	25,029	37,369
Prepaid advertising	18,929	1,521	18,268
Other current assets	8,989	8,425	8,759
	164,838	184,026	108,246
Property and Equipment:
Land	270,534	267,782	270,244
Land improvements	382,791	381,191	370,315
Buildings	650,581	647,514	595,688
Rides and equipment	1,575,003	1,561,234	1,540,227
Construction in progress	87,833	50,962	85,146
	2,966,742	2,908,683	2,861,620
Less accumulated depreciation	(1,396,588)	(1,393,805)	(1,303,356)
	1,570,154	1,514,878	1,558,264
Goodwill	214,708	210,811	219,883
Other Intangibles, net	36,655	35,895	36,983
Other Assets	17,405	17,410	18,682
	$2,003,760	$1,963,020	$1,942,058
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,050	$2,475	$—
Accounts payable	34,092	17,122	38,265
Deferred revenue	105,256	69,514	92,664
Accrued interest	11,360	9,910	12,056
Accrued taxes	10,563	41,937	10,159
Accrued salaries, wages and benefits	22,441	26,916	26,111
Self-insurance reserves	24,252	23,996	22,785
Current derivative liability	—	—	9,989
Distribution payable	46,314	—	—
Other accrued liabilities	7,196	6,801	11,486
	265,524	198,671	223,515
Deferred Tax Liability	138,948	129,763	112,298
Derivative Liability	27,855	22,918	19,252
Other Liabilities	12,388	17,983	15,351
Long-Term Debt:
Revolving credit loans	65,000	—	57,000
Term debt	597,309	598,346	599,145
Notes	938,542	938,330	936,689
	1,600,851	1,536,676	1,592,834
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	—	—
Limited partners, 56,069, 56,018 and 55,952 units outstanding at March 27, 2016, December 31, 2015 and March 29, 2015, respectively	(43,361)	48,428	(20,627)
Accumulated other comprehensive income (loss)	(3,735)	3,291	(5,855)
	(41,806)	57,009	(21,192)
	$2,003,760	$1,963,020	$1,942,058

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended
	3/27/2016	3/29/2015
Net revenues:
Admissions	$28,660	$22,783
Food, merchandise and games	21,767	17,944
Accommodations, extra-charge products and other	8,011	6,090
	58,438	46,817
Costs and expenses:
Cost of food, merchandise, and games revenues	6,237	5,588
Operating expenses	84,604	78,130
Selling, general and administrative	25,612	25,818
Depreciation and amortization	5,191	4,011
Loss on impairment / retirement of fixed assets, net	2,612	2,903
	124,256	116,450
Operating loss	(65,818)	(69,633)
Interest expense	19,787	20,532
Net effect of swaps	1,842	(116)
Unrealized/realized foreign currency (gain) loss	(19,561)	38,218
Interest income	(18)	(40)
Loss before taxes	(67,868)	(128,227)
Benefit for taxes	(19,382)	(44,394)
Net loss	(48,486)	(83,833)
Net loss allocated to general partner	—	(1)
Net loss allocated to limited partners	$(48,486)	$(83,832)

Net loss	$(48,486)	$(83,833)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(4,395)	7,214
Unrealized loss on cash flow hedging derivatives	(2,631)	(2,439)
Other comprehensive income (loss), (net of tax)	(7,026)	4,775
Total comprehensive loss	$(55,512)	$(79,058)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	55,877	55,820
Net loss per limited partner unit	$(0.87)	$(1.50)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	55,877	55,820
Net loss per limited partner unit	$(0.87)	$(1.50)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(In thousands)

	Three months ended
	3/27/2016	3/29/2015
Limited Partnership Units Outstanding
Beginning balance	56,018	55,828
Limited partnership unit options exercised	7	8
Limited partnership unit forfeitures	—	(1)
Issuance of limited partnership units as compensation	44	117
	56,069	55,952
Limited Partners’ Equity
Beginning balance	$48,428	$101,556
Net loss	(48,486)	(83,832)
Partnership distribution declared ($0.825 and $0.75 per limited partnership unit)	(46,314)	(42,052)
Expense recognized for limited partnership unit options	5	223
Tax effect of units involved in treasury unit transactions	(1,549)	(1,299)
Issuance of limited partnership units as compensation	4,555	4,777
	(43,361)	(20,627)
General Partner’s Equity
Beginning balance	—	1
Net income	—	(1)
	—	—
Special L.P. Interests	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	22,591	5,936
Period activity, net of tax $2,520 and ($4,147)	(4,395)	7,214
	18,196	13,150
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(19,300)	(16,566)
Period activity, net of tax $464 and $477	(2,631)	(2,439)
	(21,931)	(19,005)
	(3,735)	(5,855)
Total Partners’ Equity	$(41,806)	$(21,192)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	3/27/2016	3/29/2015
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(48,486)	$(83,833)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,191	4,011
Non-cash foreign currency (gain) loss on debt	(19,812)	37,701
Other non-cash expenses	9,525	9,363
Net change in working capital	(19,917)	(25,208)
Net change in other assets/liabilities	5,657	(2,283)
Net cash for operating activities	(67,842)	(60,249)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(52,221)	(59,730)
Purchase of preferred equity investment	—	(2,000)
Net cash for investing activities	(52,221)	(61,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	65,000	57,000
Distributions paid to partners	—	(42,052)
Tax effect of units involved in treasury unit transactions	(1,549)	(1,299)
Net cash from financing activities	63,451	13,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,606	(3,785)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(55,006)	(112,115)
Balance, beginning of period	119,557	131,840
Balance, end of period	$64,551	$19,725
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$18,123	$18,343
Interest capitalized	788	945
Cash payments for income taxes, net of refunds	2,834	297
Capital expenditures in accounts payable	4,809	8,187
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 27, 2016 AND MARCH 29, 2015

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 27, 2016 and March 29, 2015 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, which were included in the Form 10-K filed on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-03 did not have an impact on our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. The impact of the adoption of this guidance resulted in the reclassification of the unamortized debt issuance cost amounts, from other assets to long-term debt on the unaudited condensed consolidated balance sheets for the prior periods, of $19.7 million and $23.0 million at December 31, 2015 and March 29, 2015, respectively.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require that deferred tax assets and liabilities be classified as non-current in the Consolidated Balance Sheet. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance early and applied retrospective treatment. The impact of the adoption of this guidance resulted in the reclassification of the current deferred tax assets to net against the deferred tax liability on the consolidated balance sheets, which reduced both current deferred tax asset and deferred tax liability for the prior periods by $12.2 million and $40.8 million at December 31, 2015 and March 29, 2015, respectively.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The amendments in ASU 2016-02 provide that most leases will now be recorded on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning on or after January 1, 2019 and will replace most existing lease guidance under U.S. GAAP when it becomes effective. It requires a modified transition method for existing leases and the guidance applies to earliest period presented in the financial statements. The Partnership is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

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
To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season or December 31 each year, (b) depreciation, advertising and certain seasonal operating costs are expensed during each park’s operating season, including certain costs incurred prior to the season which are amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year. Revenues on multi-use products for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade-names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of March 27, 2016, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter.
There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 27, 2016 and March 29, 2015 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	3,897	—	3,897
Balance at March 27, 2016	$294,576	$(79,868)	$214,708

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(8,408)	—	(8,408)
Balance at March 29, 2015	$299,751	$(79,868)	$219,883
At March 27, 2016, December 31, 2015, and March 29, 2015 the Partnership’s other intangible assets consisted of the following:

March 27, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$35,760	$—	$35,760
License / franchise agreements	1,444	549	895
Total other intangible assets	$37,204	$549	$36,655

December 31, 2015
(In thousands)
Other intangible assets:
Trade names	$35,208	$—	$35,208
License / franchise agreements	1,067	380	687
Total other intangible assets	$36,275	$380	$35,895

March 29, 2015
(In thousands)
Other intangible assets:
Trade names	$36,492	$—	$36,492
License / franchise agreements	816	325	491
Total other intangible assets	$37,308	$325	$36,983
Amortization expense of other intangible assets is expected to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of March 27, 2016, December 31, 2015, and March 29, 2015:

($'s in thousands)	March 27, 2016	December 31, 2015	March 29, 2015

Revolving credit facility (due 2018)	$65,000	$—	$57,000
Term debt (1)
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	608,850	608,850	608,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000	500,000
	1,623,850	1,558,850	1,615,850
Less: current portion	4,050	2,475	—
	1,619,800	1,556,375	1,615,850
Less: deferred financing fees	18,949	19,699	23,016
	$1,600,851	$1,536,676	$1,592,834

(1) The average interest rate does not reflect the effect of interest rate swap agreements (see Note 6).
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
In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021. The Partnership's March 2013 notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2017 at a price equal to 103.938% of the principal amount of the notes redeemed, together with accrued and unpaid interest, if any, to the redemption date. The notes may be redeemed after this date, in whole or in part, at various prices depending on the date redeemed.

Concurrently with this offering, the Partnership entered into a new $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and an interest rate of LIBOR ("London InterBank Offering Rate") plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually and allows interest to be paid on a 30-, 60-, or 90-day basis. The Partnership is currently paying interest on a 30-day basis. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the first quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. This required ratio decreased by 0.25x at the beginning of the second quarter of 2015 and will decrease each second quarter until it reaches 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of March 27, 2016, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional Restricted Payments in 2016 and beyond is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

(6) Derivative Financial Instruments:
Derivative financial instruments are used within the Partnership’s overall risk management program to manage interest rate risk. By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, the Partnership is exposed to counterparty credit risk, in particular the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that the Partnership believes poses minimal credit risk. The Partnership does not use derivative financial instruments for trading purposes.
In the first quarter of 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years to December 31, 2020, and to fix LIBOR at a rate of 2.64%. As a result of the amendments, the previously existing interest rate swap agreements were de-designated and the amounts recorded in AOCI will be amortized into earnings through the original December 2018 maturity. The newly amended interest rate swap agreements are not designated as hedging instruments. There were no other changes to the terms of the agreements beyond those disclosed.
Fair Value of Derivative Instruments and the Classification in Condensed Consolidated Balance Sheet:

(In thousands)	Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		March 27, 2016	December 31, 2015	March 29, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$—	$(22,918)	$(19,252)
Total derivatives designated as hedging instruments		$—	$(22,918)	$(19,252)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$—	$—	$(9,989)
Interest rate swaps	Derivative Liability	$(27,855)	$—	$—
Total derivatives not designated as hedging instruments		$(27,855)	$—	$(9,989)
Net derivative liability		$(27,855)	$(22,918)	$(29,241)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of accumulated other comprehensive income in the consolidated balance sheets. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the newly amended interest rate swap agreements are not designated as hedging instruments. As of March 27, 2016 we have no designated derivatives and thus no amounts for designated derivatives that are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" on the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive income prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amounts previously recorded in AOCI will be amortized into earnings through the original December 2018 maturity. As of March 27, 2016, approximately $26.0 million of losses remain in accumulated comprehensive income related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.
Effects of Derivative Instruments on Income (Loss) and Other Comprehensive Income (Loss) for the three-month periods ended March 27, 2016 and March 29, 2015:

($'s in thousands):	Amount of (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 3/27/2016	Three months ended 3/29/2015	Designated Derivatives	Three months ended 3/27/2016	Three months ended 3/29/2015	Derivatives Not Designated	Three months ended 3/27/2016	Three months ended 3/29/2015
Interest rate swaps	$(4,671)	$(4,602)	Interest Expense	$(851)	$—	Net effect of swaps	$(265)	$1,802
During the quarter ended March 27, 2016, the Partnership recognized $0.3 million in income for the loss on the derivatives not designated as cash flow hedges and $1.6 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $1.8 million recorded in “Net effect of swaps.”

During the quarter ended March 29, 2015, the Partnership recognized $1.8 million in income for the gain on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $0.1 million recorded in “Net effect of swaps.”

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of March 27, 2016, December 31, 2015, and March 29, 2015 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Condensed Consolidated	Fair Value	March 27, 2016		December 31, 2015		March 29, 2015
	Balance Sheet Location	Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	—	—	—	—	(9,989)	(9,989)
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	(27,855)	(27,855)	—	—	—	—
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	—	—	(22,918)	(22,918)	(19,252)	(19,252)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	(604,800)	(604,800)	(606,375)	(605,806)	(608,850)	(610,372)
March 2013 notes	Long-Term Debt (1)	Level 1	(500,000)	(518,750)	(500,000)	(501,250)	(500,000)	(513,750)
June 2014 notes	Long-Term Debt (1)	(2)	(450,000)	(464,625)	(450,000)	(451,125)	(450,000)	(460,125)

(1)
Carrying values of Long-Term debt balances are before reductions for deferred financing fee amounts of $18.9 million, $19.7 million, and $23.0 million as of March 27, 2016, December 31, 2015, and March 29, 2015.

(2)	The June 2014 notes were based on Level 1 inputs as of both March 27, 2016 and December 31, 2015 and Level 2 inputs as of March 29, 2015.
Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $1.1 million as of March 27, 2016, $0.8 million as of December 31, 2015, and $0.6 million as of March 29, 2015.
The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis at March 27, 2016, December 31, 2015, or March 29, 2015.

(8) Earnings per Unit:
Net loss per limited partner unit is calculated based on the following unit amounts:

	Three months ended
	3/27/2016	3/29/2015
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,877	55,820
Diluted weighted average units outstanding	55,877	55,820
Net loss per unit - basic	$(0.87)	$(1.50)
Net loss per unit - diluted	$(0.87)	$(1.50)

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
As of the first quarter of 2016, the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in Accumulated Other Comprehensive Income related to limited partners' equity for the three-month periods ended March 27, 2016 and March 29, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $2,520, respectively	(3,960)	(4,395)	(8,355)

Amounts reclassified from accumulated other comprehensive income, net of tax ($247) (2)	1,329	—	1,329

Net other comprehensive income	(2,631)	(4,395)	(7,026)

Balance at March 27, 2016	$(21,931)	$18,196	$(3,735)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses
	on Cash Flow Hedges	Foreign Currency Items
			Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $701 and ($4,147), respectively	(3,901)	7,214	3,313

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	(2,439)	7,214	4,775

Balance at March 29, 2015	$(19,005)	$13,150	$(5,855)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 3/27/16	Three months ended 3/29/15
Interest rate contracts	$1,576	$1,686	Net effect of swaps
Provision for taxes	(247)	(224)	Provision for taxes
	$1,329	$1,462

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 27, 2016, December 31, 2015, and March 29, 2015 and for the three-month periods ended March 27, 2016 and March 29, 2015. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$38,251	$28,203	$(1,903)	$64,551
Receivables	18	2,192	20,709	488,005	(477,010)	33,914
Inventories	—	131	1,920	36,404	—	38,455
Other current assets	77	26,642	2,097	25,153	(26,051)	27,918
	95	28,965	62,977	577,765	(504,964)	164,838
Property and Equipment (net)	—	5,584	186,379	1,378,191	—	1,570,154
Investment in Park	699,382	904,557	176,055	24,194	(1,804,188)	—
Goodwill	674	—	94,428	119,606	—	214,708
Other Intangibles, net	—	—	13,384	23,271	—	36,655
Deferred Tax Asset	—	2,920	—	—	(2,920)	—
Other Assets	—	14,413	219	2,773	—	17,405
	$700,151	$956,439	$533,442	$2,125,800	$(2,312,072)	$2,003,760
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,649	$93	$2,308	$—	$4,050
Accounts payable	317,035	161,288	1,839	32,189	(478,259)	34,092
Deferred revenue	—	139	6,313	98,804	—	105,256
Accrued interest	1,290	1,303	7,853	914	—	11,360
Accrued taxes	1,935	—	1,810	32,869	(26,051)	10,563
Accrued salaries, wages and benefits	—	21,805	636	—	—	22,441
Self-insurance reserves	—	11,417	1,426	11,409	—	24,252
Distribution payable	46,968	—	—	—	(654)	46,314
Other accrued liabilities	1,438	1,125	190	4,443	—	7,196
	368,666	198,726	20,160	182,936	(504,964)	265,524
Deferred Tax Liability	—	—	20,003	121,865	(2,920)	138,948
Derivative Liability	16,713	11,142	—	—	—	27,855
Other Liabilities	—	1,232	—	11,156	—	12,388
Long-Term Debt:
Revolving credit loans	65,000	—	—	—	—	65,000
Term debt	—	243,628	13,660	340,021	—	597,309
Notes	291,578	202,794	444,170	—	—	938,542
	356,578	446,422	457,830	340,021	—	1,600,851

Equity	(41,806)	298,917	35,449	1,469,822	(1,804,188)	(41,806)
	$700,151	$956,439	$533,442	$2,125,800	$(2,312,072)	$2,003,760

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$77,007	$—	$39,106	$3,444	$—	$119,557
Receivables	—	1,292	27,788	547,361	(546,947)	29,494
Inventories	—	121	1,222	23,686	—	25,029
Other current assets	188	1,261	1,332	8,781	(1,616)	9,946
	77,195	2,674	69,448	583,272	(548,563)	184,026
Property and Equipment (net)	—	5,593	176,390	1,332,895	—	1,514,878
Investment in Park	724,592	911,910	179,529	27,862	(1,843,893)	—
Goodwill	674	—	90,531	119,606	—	210,811
Other Intangibles, net	—	—	12,832	23,063	—	35,895
Deferred Tax Asset	—	14,080	—	—	(14,080)	—
Other Assets	—	14,414	210	2,786	—	17,410
	$802,461	$948,671	$528,940	$2,089,484	$(2,406,536)	$1,963,020
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,008	$57	$1,410	$—	2,475
Accounts payable	433,621	115,135	810	14,503	(546,947)	17,122
Deferred revenue	—	85	4,397	65,032	—	69,514
Accrued interest	4,602	3,221	2,056	31	—	9,910
Accrued taxes	1,066	—	—	42,487	(1,616)	41,937
Accrued salaries, wages and benefits	—	22,166	1,026	3,724	—	26,916
Self-insurance reserves	—	7,437	1,400	15,159		23,996
Other accrued liabilities	1,355	1,531	167	3,748	—	6,801
	440,644	150,583	9,913	146,094	(548,563)	198,671
Deferred Tax Liability	—	—	21,979	121,864	(14,080)	129,763
Derivative Liability	13,396	9,522	—	—	—	22,918
Other Liabilities	—	6,705	—	11,278	—	17,983
Long-Term Debt:
Term debt	—	244,101	13,691	340,554	—	598,346
Notes	291,412	202,679	444,239	—	—	938,330
	291,412	446,780	457,930	340,554	—	1,536,676

Equity	57,009	335,081	39,118	1,469,694	(1,843,893)	57,009
	$802,461	$948,671	$528,940	$2,089,484	$(2,406,536)	$1,963,020

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$14,881	$4,844	$—	$19,725
Receivables	1	89,060	115,830	546,424	(727,190)	24,125
Inventories	—	152	2,070	35,147	—	37,369
Other current assets	80	369	2,382	24,196	—	27,027
	81	89,581	135,163	610,611	(727,190)	108,246
Property and Equipment (net)	—	5,621	202,853	1,349,790	—	1,558,264
Investment in Park	622,008	765,178	160,401	11,776	(1,559,363)	—
Goodwill	674	—	99,603	119,606	—	219,883
Other Intangibles, net	—	—	14,119	22,864	—	36,983
Deferred Tax Asset	—	60,326	—	—	(60,326)	—
Other Assets	—	14,431	349	3,902	—	18,682
	$622,763	$935,137	$612,488	$2,118,549	$(2,346,879)	$1,942,058
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$274,612	$199,361	$2,424	$289,058	$(727,190)	$38,265
Deferred revenue	—	92	6,077	86,495	—	92,664
Accrued interest	1,595	1,526	7,943	992	—	12,056
Accrued taxes	1,792	503	749	7,115	—	10,159
Accrued salaries, wages and benefits	—	21,608	771	3,732	—	26,111
Self-insurance reserves	—	8,031	1,413	13,341	—	22,785
Current derivative liability	5,980	4,009	—	—	—	9,989
Other accrued liabilities	864	3,365	99	7,158	—	11,486
	284,843	238,495	19,476	407,891	(727,190)	223,515
Deferred Tax Liability	—	—	49,021	123,603	(60,326)	112,298
Derivative Liability	11,197	8,055	—	—	—	19,252
Other Liabilities	—	3,707	—	11,644	—	15,351
Long-Term Debt:
Revolving credit loans	57,000	—	—	—	—	57,000
Term debt	—	244,603	13,676	340,866	—	599,145
Notes	290,915	202,333	443,441	—	—	936,689
	347,915	446,936	457,117	340,866	—	1,592,834

Equity	(21,192)	237,944	86,874	1,234,545	(1,559,363)	(21,192)
	$622,763	$935,137	$612,488	$2,118,549	$(2,346,879)	$1,942,058

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(2,500)	$7,841	$119	$58,317	$(5,339)	$58,438
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	(2)	6,239	—	6,237
Operating expenses	10	39,978	5,277	44,678	(5,339)	84,604
Selling, general and administrative	894	13,186	763	10,769	—	25,612
Depreciation and amortization	—	9	—	5,182	—	5,191
Loss on impairment / retirement of fixed assets, net	—	—	21	2,591	—	2,612
	904	53,173	6,059	69,459	(5,339)	124,256
Operating loss	(3,404)	(45,332)	(5,940)	(11,142)	—	(65,818)
Interest expense (income), net	8,038	6,445	6,036	(750)	—	19,769
Net effect of swaps	1,442	400	—	—	—	1,842
Unrealized / realized foreign currency gain	—	—	(19,561)	—	—	(19,561)
Other (income) expense	62	(19,371)	874	18,435	—	—
(Income) loss from investment in affiliates	34,681	14,144	3,475	(725)	(51,575)	—
Income (loss) before taxes	(47,627)	(46,950)	3,236	(28,102)	51,575	(67,868)
Provision (benefit) for taxes	859	(12,270)	2,510	(10,481)	—	(19,382)
Net income (loss)	$(48,486)	$(34,680)	$726	$(17,621)	$51,575	$(48,486)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(4,395)	—	(4,395)	—	4,395	(4,395)
Unrealized loss on cash flow hedging derivatives	(2,631)	(756)	—	—	756	(2,631)
Other comprehensive loss, (net of tax)	(7,026)	(756)	(4,395)	—	5,151	(7,026)
Total comprehensive loss	$(55,512)	$(35,436)	$(3,669)	$(17,621)	$56,726	$(55,512)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(1,383)	$4,020	$78	$46,737	$(2,635)	$46,817
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	5,588	—	5,588
Operating expenses	134	23,057	4,971	52,603	(2,635)	78,130
Selling, general and administrative	799	13,275	1,743	10,001	—	25,818
Depreciation and amortization	—	9	—	4,002	—	4,011
Loss on impairment / retirement of fixed assets, net	—	—	—	2,903	—	2,903
	933	36,341	6,714	75,097	(2,635)	116,450
Operating loss	(2,316)	(32,321)	(6,636)	(28,360)	—	(69,633)
Interest expense (income), net	7,836	6,837	6,120	(301)	—	20,492
Net effect of swaps	14	(130)	—	—	—	(116)
Unrealized / realized foreign currency gain	—	—	38,218	—	—	38,218
Other (income) expense	188	(4,816)	1,046	3,582	—	—
Loss from investment in affiliates	72,786	51,745	3,503	35,489	(163,523)	—
Loss before taxes	(83,140)	(85,957)	(55,523)	(67,130)	163,523	(128,227)
Provision (benefit) for taxes	693	(13,172)	(20,024)	(11,891)	—	(44,394)
Net income (loss)	$(83,833)	$(72,785)	$(35,499)	$(55,239)	$163,523	$(83,833)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	7,214	—	7,214	—	(7,214)	7,214
Unrealized loss on cash flow hedging derivatives	(2,439)	(777)	—	—	777	(2,439)
Other comprehensive income (loss), (net of tax)	4,775	(777)	7,214	—	(6,437)	4,775
Total comprehensive loss	$(79,058)	$(73,562)	$(28,285)	$(55,239)	$157,086	$(79,058)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(25,319)	$(52,051)	$(214)	$11,645	$(1,903)	$(67,842)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	63,088	(63,088)	—
Capital expenditures	—	—	(2,247)	(49,974)	—	(52,221)
Net cash from (for) investing activities	—	—	(2,247)	13,114	(63,088)	(52,221)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	65,000	—	—	—	—	65,000
Intercompany payables (payments) receipts	(116,688)	53,600	—	—	63,088	—
Tax effect of units involved in treasury unit transactions	—	(1,549)	—	—	—	(1,549)
Net cash from (for) financing activities	(51,688)	52,051	—	—	63,088	63,451
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,606	—	—	1,606
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	(855)	24,759	(1,903)	(55,006)
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$38,251	$28,203	$(1,903)	$64,551

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 29, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(17,967)	$(44,980)	$(6,910)	$10,174	$(566)	$(60,249)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(10,594)	46,961	(36,367)	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(1,500)	(58,230)	—	(59,730)
Net cash from (for) investing activities	—	(2,000)	(12,094)	(11,269)	(36,367)	(61,730)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	57,000	—	—	—	—	57,000
Distributions paid	(42,618)	—	—	—	566	(42,052)
Intercompany payables (payments) receipts	(76,415)	47,897	(7,849)	—	36,367	—
Tax effect of units involved in treasury unit transactions	—	(1,299)	—	—	—	(1,299)
Net cash from (for) financing activities	(62,033)	46,598	(7,849)	—	36,933	13,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,785)	—	—	(3,785)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(80,000)	(382)	(30,638)	(1,095)	—	(112,115)
Balance, beginning of period	80,000	382	45,519	5,939	—	131,840
Balance, end of period	$—	$—	$14,881	$4,844	$—	$19,725

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
In the first quarter of 2016, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three-month period ended March 27, 2016 and March 29, 2015.

	Three months ended
	3/27/2016	3/29/2015
	(13 weeks)	(13 weeks)
	(In thousands)
Net loss	$(48,486)	$(83,833)
Interest expense	19,787	20,532
Interest income	(18)	(40)
Benefit for taxes	(19,382)	(44,394)
Depreciation and amortization	5,191	4,011
EBITDA	(42,908)	(103,724)
Net effect of swaps	1,842	(116)
Unrealized foreign currency (gain) loss	(19,714)	38,258
Non-cash equity expense	2,468	2,385
Loss on impairment / retirement of fixed assets, net	2,612	2,903
Class action settlement costs	—	150
Other non-recurring items (as defined) (1)	244	(303)
Adjusted EBITDA	$(55,456)	$(60,447)

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

Results of Operations:
Three months ended March 27, 2016

Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance, and administrative expenses at our ten seasonal amusement parks and three outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The fiscal three-month period ended March 27, 2016, consisted of a 13-week period and included a total of 96 operating days compared with 13 weeks and 97 operating days for the fiscal three-month period ended March 29, 2015. As of March 27, 2016 and March 29, 2015, we had opened four of our amusement parks for the respective seasons.

The following table presents key financial information for the three months ended March 27, 2016 and March 29, 2015:

	Three months ended	Three months ended	Increase (Decrease)
	3/27/2016	3/29/2015	$	%
	(13 weeks)	(13 weeks)
	(Amounts in thousands)
Net revenues	$58,438	$46,817	$11,621	24.8%
Operating costs and expenses	116,453	109,536	6,917	6.3%
Depreciation and amortization	5,191	4,011	1,180	29.4%
Loss on impairment / retirement of fixed assets, net	2,612	2,903	(291)	N/M
Operating loss	$(65,818)	$(69,633)	$3,815	5.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$(55,456)	$(60,447)	$4,991	8.3%

For the quarter ended March 27, 2016, net revenues increased by $11.6 million, to $58.4 million, from $46.8 million in the first quarter of 2015. This reflects an increase in both attendance and average in-park guest per capita spending and a slight increase in out-of park revenues compared to the same period in the prior year. Attendance for the first quarter was positively impacted by strong early-season pass visitation at Knott's Berry Farm, while the increase in per capita spending was mainly attributable to the continued growth in admissions and our food and beverage programs. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not in operation during the period.

Operating costs and expenses for the quarter increased 6.3%, or $6.9 million, to $116.5 million from $109.5 million in the first quarter of 2015. The increase is the result of a $0.6 million increase in cost of goods sold and a $6.5 million increase in operating expenses which were slightly offset by a $0.2 million decrease in SG&A. The $0.6 million increase in cost of goods sold reflects the higher attendance levels in the quarter, and cost of goods sold as a percentage of revenues was comparable for both periods. The $6.5 million increase in operating expenses was primarily due to several factors. First, the three-month period ended March 27, 2016 included an increase in labor costs due to both normal merit increases and market / minimum-wage rate increases. Second, operating supplies increased as a result of incremental special events and other planned spending on our current year initiatives. Lastly, first-quarter maintenance expense increased due to increases in ride maintenance and support of infrastructure improvements. The slight $0.2 million decrease in SG&A expense was primarily due to a reduction in current period equity compensation expense reflecting a modest increase in unit price in the current quarter, compared to a significant increase in unit price experienced in the first quarter of 2015. This benefit was partially offset by increases in media and other marketing costs. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $0.6 million compared to the first quarter of 2015.

Depreciation and amortization expense for the quarter increased $1.2 million. For the first quarter of 2016, the loss on impairment / retirement of fixed assets was $2.6 million, reflecting the retirement of assets during the period at several of our properties, as compared to $2.9 million in the first quarter of 2015. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating loss decreased $3.8 million to $65.8 million for the first quarter of 2016 compared to operating loss of $69.6 million for the first quarter of 2015.

Interest expense for the first quarter of 2016 decreased slightly to $19.8 million from $20.5 million in the first quarter of 2015. The net effect of our swaps resulted in a non-cash charge to earnings of $1.8 million for the first quarter of 2016 compared with a $0.1 million non-cash benefit to earnings in the first quarter of 2015. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $19.6 million net benefit to earnings for unrealized/realized foreign currency gains compared with a $38.2 million net charge to earnings for the first quarter in 2015. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the first quarter, a benefit for taxes of $19.4 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a benefit for taxes recorded in the first quarter of 2015 of $44.4 million. This decrease in tax benefit relates largely to a smaller pretax loss in our corporate subsidiaries.

After the items above, net loss for the quarter totaled $48.5 million, or $0.87 per diluted limited partner unit, compared with a net loss of $83.8 million, or $1.50 per diluted unit, for the first quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net loss, see page 25). For the current quarter, our Adjusted EBITDA loss decreased to $55.5 million from $60.4 million for the fiscal first quarter of 2015. The approximate $5.0 million decrease in Adjusted EBITDA loss is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the three-month period compared with the prior-year period. Partially offsetting these revenue increases were increases in operating costs and expenses associated with the higher first-quarter attendance, special events and other planned spending on our current year initiatives.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2016 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.6 at March 27, 2016 is the result of normal seasonal activity and the distribution payable which was outstanding at the end of the quarter and not outstanding in the prior-year period. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the three-month period ended March 27, 2016, net cash used by operating activities increased $7.6 million from the same period a year ago, primarily due to higher income tax payments and other changes to both working capital and other non-current assets and liabilities.
Investing Activities
Net cash used in investing activities in the three-month period ended March 27, 2016 was $52.2 million, a decrease of $9.5 million compared with the same period ended March 29, 2015. The increase reflects lower capital expenditures in the period and a $2.0 million preferred equity investment made in a non-public entity in the prior year.
Financing Activities
Net cash from financing activities in the first three months of 2016 was $63.5million, an increase of $49.8 million compared with the same period ended March 29, 2015, reflecting the year-over-year timing difference in the payment of unitholder distributions.

As of March 27, 2016, our outstanding debt, before reduction for deferred financing fees, consisted of the following:

•
$450 million of 5.375% senior unsecured notes, maturing in 2024, issued at par. Prior to June 1, 2017, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% together with accrued and unpaid interest. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest, if any, to the redemption date. The notes may be redeemed after this date, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in June and December.

•
$500 million of 5.25% senior unsecured notes, maturing in 2021, issued at par. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2017 at a price equal to 103.938% of the principal amount of the notes redeemed, together with accrued and unpaid interest, if any, to the redemption date. The notes may be redeemed after this date, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in March and September.

•
$608.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to a prepayment made during 2014, we have $4.1 million of current maturities as of March 27, 2016.

•
$65 million of borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $16.3 million at March 27, 2016, we had $173.7 million of available borrowings under the revolving credit facility and cash on hand of $64.6 million.

As of March 27, 2016, we have $500 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2016.
At March 27, 2016, the fair market value of our derivative portfolio was $27.9 million and was recorded in "Derivative Liability."

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the first quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The required ratio decreased by 0.25x at the beginning of the second quarter of 2015 and will decrease each second quarter until it reaches 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, was set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of March 27, 2016, we were in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

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
In accordance with these debt provisions, on February 24, 2016, we announced the declaration of a distribution of $0.825 per limited partner unit, which was paid on March 28, 2016. Also, on May 4, 2016, we announced the declaration of a distribution of $0.825 per limited partner unit, which will be payable on June 15, 2016.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $16.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 27, 2016. We have no other significant off-balance sheet financing arrangements.

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
As of March 27, 2016, before reduction for deferred financing fees, we had $950.0 million of fixed-rate senior unsecured notes and $608.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, most of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $18.3 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $6.2 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $4.9 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.7 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 27, 2016, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 27, 2016.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the first quarter of fiscal 2016:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	$—
February 1 - February 28	14,916	57.20	—	—
February 29 - March 27	984	55.84	—	—
	15,900	$57.12	—	$—

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 4, 2016	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	May 4, 2016	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.