Form 10-Q
period 2016-06-26
CEDAR FAIR L P
filed 2016-08-03
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of August 1, 2016
Units Representing Limited Partner Interests	56,076,294

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/26/2016	12/31/2015	6/28/2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,085	$119,557	$35,447
Receivables	78,006	29,494	70,019
Inventories	46,207	25,029	46,627
Prepaid advertising	20,915	1,521	18,648
Other current assets	11,559	8,425	11,156
	224,772	184,026	181,897
Property and Equipment:
Land	272,534	267,782	271,593
Land improvements	392,436	381,191	385,451
Buildings	674,251	647,514	654,619
Rides and equipment	1,655,689	1,561,234	1,593,907
Construction in progress	26,095	50,962	16,756
	3,021,005	2,908,683	2,922,326
Less accumulated depreciation	(1,444,511)	(1,393,805)	(1,347,595)
	1,576,494	1,514,878	1,574,731
Goodwill	217,026	210,811	221,662
Other Intangibles, net	36,833	35,895	37,278
Other Assets	17,256	17,410	18,269
	$2,072,381	$1,963,020	$2,033,837
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$2,475	$—
Accounts payable	40,242	17,122	39,917
Deferred revenue	173,062	69,514	147,943
Accrued interest	11,710	9,910	12,455
Accrued taxes	30,829	41,937	12,143
Accrued salaries, wages and benefits	33,962	26,916	32,233
Self-insurance reserves	25,588	23,996	24,020
Current derivative liability	—	—	6,895
Other accrued liabilities	14,047	6,801	15,433
	329,440	198,671	291,039
Deferred Tax Liability	138,229	129,763	133,021
Derivative Liability	30,900	22,918	18,806
Other Liabilities	12,474	17,983	16,061
Long-Term Debt:
Revolving credit loans	55,000	—	42,000
Term debt	595,902	598,346	599,691
Notes	938,863	938,330	936,750
	1,589,765	1,536,676	1,578,441
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	—	—
Limited partners, 56,072, 56,018 and 56,008 units outstanding at June 26, 2016, December 31, 2015 and June 28, 2015, respectively	(29,525)	48,428	(3,049)
Accumulated other comprehensive income	(4,191)	3,291	(5,772)
	(28,427)	57,009	(3,531)
	$2,072,381	$1,963,020	$2,033,837

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	6/26/2016	6/28/2015	6/26/2016	6/28/2015
Net revenues:
Admissions	$214,338	$207,568	$242,998	$230,351
Food, merchandise and games	129,924	128,633	151,691	146,577
Accommodations, extra-charge products and other	43,772	41,207	51,783	47,297
	388,034	377,408	446,472	424,225
Costs and expenses:
Cost of food, merchandise, and games revenues	34,566	33,106	40,803	38,694
Operating expenses	157,525	157,325	242,129	235,455
Selling, general and administrative	51,371	46,065	76,983	71,883
Depreciation and amortization	48,299	47,105	53,490	51,116
Loss on impairment / retirement of fixed assets, net	1,415	780	4,027	3,683
	293,176	284,381	417,432	400,831
Operating income	94,858	93,027	29,040	23,394
Interest expense	21,125	21,473	40,912	42,005
Net effect of swaps	5,410	(1,407)	7,252	(1,523)
Unrealized/realized foreign currency (gain) loss	(11,455)	(7,911)	(31,016)	30,307
Interest income	(8)	(5)	(26)	(45)
Income (loss) before taxes	79,786	80,877	11,918	(47,350)
Provision (benefit) for taxes	21,803	23,294	2,421	(21,100)
Net income (loss)	57,983	57,583	9,497	(26,250)
Net income (loss) allocated to general partner	—	1	—	—
Net income (loss) allocated to limited partners	$57,983	$57,582	$9,497	$(26,250)

Net income (loss)	$57,983	$57,583	$9,497	$(26,250)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,449)	(1,758)	(6,844)	5,456
Unrealized gain (loss) on cash flow hedging derivatives	1,993	1,841	(638)	(598)
Other comprehensive income (loss), (net of tax)	(456)	83	(7,482)	4,858
Total comprehensive income (loss)	$57,527	$57,666	$2,015	$(21,392)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	55,940	55,734	55,909	55,696
Net income (loss) per limited partner unit	$1.04	$1.03	$0.17	$(0.47)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,358	56,285	56,406	55,696
Net income (loss) per limited partner unit	$1.03	$1.02	$0.17	$(0.47)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Six months ended
	6/26/2016	6/28/2015
Limited Partnership Units Outstanding
Beginning balance	56,018	55,828
Limited partnership unit options exercised	10	48
Limited partnership unit forfeitures	—	(1)
Issuance of limited partnership units as compensation	44	133
	56,072	56,008
Limited Partners’ Equity
Beginning balance	$48,428	$101,556
Net income (loss)	9,497	(26,250)
Partnership distribution declared ($1.65 and $1.50 per limited partnership unit)	(92,675)	(84,153)
Expense recognized for limited partnership unit options	5	353
Tax effect of units involved in treasury unit transactions	(1,604)	(2,048)
Issuance of limited partnership units as compensation	6,824	7,493
	(29,525)	(3,049)
General Partner’s Equity
Beginning balance	—	1
Partnership distribution declared	(1)	(1)
	(1)	—
Special L.P. Interests	5,290	5,290
Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment:
Beginning balance	22,591	5,936
Period activity, net of tax $3,934 and ($3,136)	(6,844)	5,456
	15,747	11,392
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(19,300)	(16,566)
Period activity, net of tax $92 and $185	(638)	(598)
	(19,938)	(17,164)
	(4,191)	(5,772)
Total Partners’ Equity	$(28,427)	$(3,531)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	6/26/2016	6/28/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,497	$(26,250)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	53,490	51,116
Non-cash foreign currency (gain) loss on debt	(31,429)	29,559
Other non-cash expenses	31,028	798
Net change in working capital	40,406	18,526
Net change in other assets/liabilities	(5,819)	(472)
Net cash from operating activities	97,173	73,277
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(106,233)	(120,380)
Purchase of preferred equity investment	—	(2,000)
Net cash for investing activities	(106,233)	(122,380)
CASH FLOWS FOR FINANCING ACTIVITIES
Net borrowings on revolving credit loans	55,000	42,000
Term debt payments	(6,000)	—
Distributions paid to partners	(92,676)	(84,154)
Tax effect of units involved in treasury unit transactions	(1,604)	(2,048)
Net cash for financing activities	(45,280)	(44,202)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,868	(3,088)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(51,472)	(96,393)
Balance, beginning of period	119,557	131,840
Balance, end of period	$68,085	$35,447
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$38,557	$39,378
Interest capitalized	1,474	1,943
Cash payments for income taxes, net of refunds	6,989	4,256
Capital expenditures in accounts payable	1,265	8,360
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 26, 2016 AND JUNE 28, 2015

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 26, 2016 and June 28, 2015 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, which were included in the Form 10-K filed on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Reclassifications
Certain prior year operating activity amounts in the unaudited condensed consolidated statements of cash flows have been reclassified to conform to fiscal 2016 presentation.
Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-03 did not have an impact on our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. The impact of the adoption of this guidance resulted in the reclassification of the unamortized debt issuance cost amounts from other assets to long-term debt on the unaudited condensed consolidated balance sheets for the prior periods, of $19.7 million and $22.4 million at December 31, 2015 and June 28, 2015, respectively.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require that deferred tax assets and liabilities be classified as non-current in the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance early and applied retrospective treatment. The impact of the adoption of this guidance resulted in the reclassification of the current deferred tax assets to net against the deferred tax liability in the unaudited condensed consolidated balance sheets, which reduced both the current deferred tax asset and deferred tax liability for the prior periods by $12.2 million and $20.0 million at December 31, 2015 and June 28, 2015, respectively.
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The amendments in ASU 2016-02 provide that most leases will now be recorded on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning on or after January 1, 2019 and will replace most existing lease guidance under U.S. GAAP when it becomes effective. This ASU requires a modified transition method for existing leases and applies to the earliest period presented in the financial statements. The Partnership is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

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

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade names, is evaluated for impairment on an annual basis or more frequently if indicators of impairment exist. As of June 26, 2016, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter.
There were no impairments for any period presented.
A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 26, 2016 and June 28, 2015 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	6,215	—	6,215
Balance at June 26, 2016	$296,894	$(79,868)	$217,026

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(6,629)	—	(6,629)
Balance at June 28, 2015	$301,530	$(79,868)	$221,662
At June 26, 2016, December 31, 2015, and June 28, 2015 the Partnership’s other intangible assets consisted of the following:

June 26, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$36,086	$—	$36,086
License / franchise agreements	1,476	729	747
Total other intangible assets	$37,562	$729	$36,833

December 31, 2015
(In thousands)
Other intangible assets:
Trade names	$35,208	$—	$35,208
License / franchise agreements	1,067	380	687
Total other intangible assets	$36,275	$380	$35,895

June 28, 2015
(In thousands)
Other intangible assets:
Trade names	$36,744	$—	$36,744
License / franchise agreements	877	343	534
Total other intangible assets	$37,621	$343	$37,278
Amortization expense of other intangible assets is expected to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of June 26, 2016, December 31, 2015, and June 28, 2015 consisted of the following:

(In thousands)	June 26, 2016	December 31, 2015	June 28, 2015

Revolving credit facility (due 2018)	$55,000	$—	$42,000
Term debt (1)
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	602,850	608,850	608,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000	500,000
	1,607,850	1,558,850	1,600,850
Less current portion	—	2,475	—
	1,607,850	1,556,375	1,600,850
Less debt issuance costs	18,085	19,699	22,409
	$1,589,765	$1,536,676	$1,578,441
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

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the second quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. This required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of June 26, 2016, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula, should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and our ability to make additional Restricted Payments in 2016 and beyond is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.0x.

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
The fair value of derivative financial instruments and their classification within the unaudited condensed consolidated balance sheets as of June 26, 2016, December 31, 2015, and June 28, 2015 are as follows:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		June 26, 2016	December 31, 2015	June 28, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$—	$(22,918)	$(18,806)
Total derivatives designated as hedging instruments		$—	$(22,918)	$(18,806)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$—	$—	$(6,895)
Interest rate swaps	Derivative Liability	$(30,900)	$—	$—
Total derivatives not designated as hedging instruments		$(30,900)	$—	$(6,895)
Net derivative liability		$(30,900)	$(22,918)	$(25,701)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the newly amended interest rate swap agreements are not designated as hedging instruments. As of June 26, 2016 we have no designated derivatives and thus no amounts for designated derivatives that are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Certain interest rate swap contracts were deemed ineffective in prior years and no longer qualified for hedge accounting. As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amounts previously recorded in AOCI will be amortized into earnings through the original December 2018 maturity. As of June 26, 2016, approximately $23.6 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.
The following table summarizes the effect of derivative instruments on income (loss) and other comprehensive income (loss) for the three-month periods ended June 26, 2016 and June 28, 2015:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 6/26/2016	Three months ended 6/28/2015	Designated Derivatives	Three months ended 6/26/2016	Three months ended 6/28/2015	Derivatives Not Designated	Three months ended 6/26/2016	Three months ended 6/28/2015
Interest rate swaps	$—	$446	Interest Expense	$—	$—	Net effect of swaps	$(3,046)	$3,093
During the quarter ended June 26, 2016, the Partnership recognized $3.0 million of losses on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $5.4 million recorded in “Net effect of swaps.”

During the quarter ended June 28, 2015, the Partnership recognized $3.1 million of gains on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.4 million recorded in “Net effect of swaps.”

The following table summarizes the effect of derivative instruments on income (loss) and other comprehensive income (loss) for the six-month periods ended June 26, 2016 and June 28, 2015:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Six months ended 6/26/2016	Six months ended 6/28/2015	Designated Derivatives	Six months ended 6/26/2016	Six months ended 6/28/2015	Derivatives Not Designated	Six months ended 6/26/2016	Six months ended 6/28/2015
Interest rate swaps	$(4,671)	$(4,156)	Interest Expense	$(851)	$—	Net effect of swaps	$(3,311)	$4,896
During the six-month period ended June 26, 2016, the Partnership recognized $3.3 million of losses on the derivatives not designated as cash flow hedges and $3.9 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $7.3 million recorded in “Net effect of swaps.”

During the six-month period ended June 28, 2015, the Partnership recognized $4.9 million of gains on the derivatives not designated as cash flow hedges and $3.4 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.5 million recorded in “Net effect of swaps.”

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of June 26, 2016, December 31, 2015, and June 28, 2015 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	June 26, 2016		December 31, 2015		June 28, 2015
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	—	—	—	—	(6,895)	(6,895)
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	(30,900)	(30,900)	—	—	—	—
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	—	—	(22,918)	(22,918)	(18,806)	(18,806)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	(602,850)	(604,357)	(606,375)	(604,859)	(608,850)	(610,372)
March 2013 notes	Long-Term Debt (1)	Level 1	(500,000)	(518,750)	(500,000)	(507,500)	(500,000)	(513,750)
June 2014 notes	Long-Term Debt (1)	Level 1	(450,000)	(465,750)	(450,000)	(453,375)	(450,000)	(455,625)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance cost amounts of $18.1 million, $19.7 million, and $22.4 million as of June 26, 2016, December 31, 2015, and June 28, 2015.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $1.3 million as of June 26, 2016, $0.6 million as of December 31, 2015, and $0.7 million as of June 28, 2015.
The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis at June 26, 2016, December 31, 2015, or June 28, 2015.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended
	6/26/2016	6/28/2015	6/26/2016	6/28/2015
	(In thousands except per unit amounts)
Basic weighted average units outstanding	55,940	55,734	55,909	55,696
Effect of dilutive units:
Deferred units	30	21	28	—
Performance units	—	—	64	—
Restricted units	253	366	273	—
Unit options	135	135	132	—
Phantom units	—	29	—	—
Diluted weighted average units outstanding	56,358	56,285	56,406	55,696
Net income (loss) per unit - basic	$1.04	$1.03	$0.17	$(0.47)
Net income (loss) per unit - diluted	$1.03	$1.02	$0.17	$(0.47)

The effect of out-of-money and/or antidilutive unit options on the three and six months ended June 26, 2016 and June 28, 2015, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the second quarter of 2016, the Partnership has recorded $1.1 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three-month periods ended June 26, 2016 and June 28, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at March 27, 2016	$(21,931)	$18,196	$(3,735)

Other comprehensive income before reclassifications, net of tax $1,414	—	(2,449)	(2,449)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,993	—	1,993

Net other comprehensive income	1,993	(2,449)	(456)

Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at March 29, 2015	$(19,005)	$13,150	$(5,855)

Other comprehensive income before reclassifications, net of tax $(67) and $1,011, respectively	379	(1,758)	(1,379)

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	1,841	(1,758)	83

Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 6/26/16	Three months ended 6/28/15
Interest rate contracts	$2,364	$1,686	Net effect of swaps
Provision for taxes	(371)	(224)	Provision for taxes
	$1,993	$1,462

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the six-month periods ended June 26, 2016 and June 28, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $3,934, respectively	(3,960)	(6,844)	(10,804)

Amounts reclassified from accumulated other comprehensive income, net of tax ($619) (2)	3,322	—	3,322

Net other comprehensive income	(638)	(6,844)	(7,482)

Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $634 and ($3,136), respectively	(3,522)	5,456	1,934

Amounts reclassified from accumulated other comprehensive income, net of tax ($449) (2)	2,924	—	2,924

Net other comprehensive income	(598)	5,456	4,858

Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Six months ended 6/26/16	Six months ended 6/28/15
Interest rate contracts	$3,941	$3,373	Net effect of swaps
Provision for taxes	(619)	(449)	Provision for taxes
	$3,322	$2,924

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 26, 2016, December 31, 2015, and June 28, 2015 and for the three- and six-month periods ended June 26, 2016 and June 28, 2015. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$43,844	$24,894	$(653)	$68,085
Receivables	(9)	1,565	23,381	567,888	(514,819)	78,006
Inventories	—	—	3,169	43,038	—	46,207
Other current assets	377	26,236	2,205	29,564	(25,908)	32,474
	368	27,801	72,599	665,384	(541,380)	224,772
Property and Equipment (net)	—	885	189,226	1,386,383	—	1,576,494
Investment in Park	667,710	830,528	184,964	295,114	(1,978,316)	—
Goodwill	674	—	96,746	119,606	—	217,026
Other Intangibles, net	—	—	13,743	23,090	—	36,833
Deferred Tax Asset	—	2,549	—	—	(2,549)	—
Other Assets	—	2,000	183	15,073	—	17,256
	$668,752	$863,763	$557,461	$2,504,650	$(2,522,245)	$2,072,381
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$377,726	$142,024	$3,139	$32,825	$(515,472)	$40,242
Deferred revenue	—	—	17,154	155,908	—	173,062
Accrued interest	4,825	3,343	1,771	1,771	—	11,710
Accrued taxes	2,499	—	5,993	48,245	(25,908)	30,829
Accrued salaries, wages and benefits	—	31,881	2,081	—	—	33,962
Self-insurance reserves	—	11,842	1,483	12,263	—	25,588
Other accrued liabilities	1,846	2,737	1,157	8,307	—	14,047
	386,896	191,827	32,778	259,319	(541,380)	329,440
Deferred Tax Liability	—	—	18,913	121,865	(2,549)	138,229
Derivative Liability	18,540	12,360	—	—	—	30,900
Other Liabilities	—	1,388	—	11,086	—	12,474
Long-Term Debt:
Revolving credit loans	—	—	—	55,000	—	55,000
Term debt	—	124,244	13,624	458,034	—	595,902
Notes	291,743	202,910	444,210	—	—	938,863
	291,743	327,154	457,834	513,034	—	1,589,765

Equity	(28,427)	331,034	47,936	1,599,346	(1,978,316)	(28,427)
	$668,752	$863,763	$557,461	$2,504,650	$(2,522,245)	$2,072,381

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$15,485	$20,740	$(778)	$35,447
Receivables	1	108,653	119,015	635,647	(793,297)	70,019
Inventories	—	228	3,143	43,256	—	46,627
Other current assets	434	1,658	2,681	26,476	(1,445)	29,804
	435	110,539	140,324	726,119	(795,520)	181,897
Property and Equipment (net)	—	5,612	204,916	1,364,203	—	1,574,731
Investment in Park	663,494	814,861	164,516	24,292	(1,667,163)	—
Goodwill	674	—	101,383	119,605	—	221,662
Other Intangibles, net	—	—	14,371	22,907	—	37,278
Deferred Tax Asset	—	39,602	—	—	(39,602)	—
Other Assets	—	14,409	321	3,539	—	18,269
	$664,603	$985,023	$625,831	$2,260,665	$(2,502,285)	$2,033,837
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$310,462	$213,778	$3,983	$305,769	$(794,075)	$39,917
Deferred revenue	—	592	16,235	131,116	—	147,943
Accrued interest	5,487	4,211	1,874	883	—	12,455
Accrued taxes	3,082	—	1,771	8,735	(1,445)	12,143
Accrued salaries, wages and benefits	—	22,318	1,989	7,926	—	32,233
Self-insurance reserves	—	7,925	1,456	14,639	—	24,020
Current derivative liability	4,127	2,768	—	—	—	6,895
Other accrued liabilities	—	4,587	1,067	9,779	—	15,433
	323,158	256,179	28,375	478,847	(795,520)	291,039
Deferred Tax Liability	—	—	49,021	123,602	(39,602)	133,021
Derivative Liability	10,927	7,879	—	—	—	18,806
Other Liabilities	968	3,574	—	11,519	—	16,061
Long-Term Debt:
Revolving credit loans	42,000	—	—	—	—	42,000
Term debt	—	244,769	13,687	341,235	—	599,691
Notes	291,081	202,449	443,220	—	—	936,750
	333,081	447,218	456,907	341,235	—	1,578,441

Equity	(3,531)	270,173	91,528	1,305,462	(1,667,163)	(3,531)
	$664,603	$985,023	$625,831	$2,260,665	$(2,502,285)	$2,033,837

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$41,344	$90,525	$30,354	$371,023	$(145,212)	$388,034
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,974	31,592	—	34,566
Operating expenses	3	87,506	13,087	202,141	(145,212)	157,525
Selling, general and administrative	761	14,709	3,581	32,320	—	51,371
Depreciation and amortization	—	9	5,398	42,892	—	48,299
Loss on impairment / retirement of fixed assets, net	—	—	5	1,410	—	1,415
	764	102,224	25,045	310,355	(145,212)	293,176
Operating income (loss)	40,580	(11,699)	5,309	60,668	—	94,858
Interest expense (income), net	7,754	5,625	6,313	1,425	—	21,117
Net effect of swaps	3,215	2,195	—	—	—	5,410
Unrealized / realized foreign currency gain	—	—	(11,455)	—	—	(11,455)
Other (income) expense	63	(20,767)	875	19,829	—	—
Income from investment in affiliates	(31,140)	(30,419)	(8,909)	(14,937)	85,405	—
Income before taxes	60,688	31,667	18,485	54,351	(85,405)	79,786
Provision for taxes	2,705	531	3,548	15,019	—	21,803
Net income	$57,983	$31,136	$14,937	$39,332	$(85,405)	$57,983
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(2,449)	—	(2,449)	—	2,449	(2,449)
Unrealized gain on cash flow hedging derivatives	1,993	605	—	—	(605)	1,993
Other comprehensive income (loss), (net of tax)	(456)	605	(2,449)	—	1,844	(456)
Total comprehensive income	$57,527	$31,741	$12,488	$39,332	$(83,561)	$57,527

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$38,071	$60,260	$28,003	$348,613	$(97,539)	$377,408
Costs and expenses:
Cost of food, merchandise, and games revenues	—	71	2,592	30,443	—	33,106
Operating expenses	122	51,419	14,390	88,759	2,635	157,325
Selling, general and administrative	574	8,996	2,464	34,031	—	46,065
Depreciation and amortization	—	9	5,496	41,600	—	47,105
Loss on impairment / retirement of fixed assets, net	—	—	104	676	—	780
	696	60,495	25,046	195,509	2,635	284,381
Operating income (loss)	37,375	(235)	2,957	153,104	(100,174)	93,027
Interest expense (income), net	8,158	7,217	6,305	(212)	—	21,468
Net effect of swaps	(757)	(650)	—	—	—	(1,407)
Unrealized / realized foreign currency gain	—	—	(7,911)	—	—	(7,911)
Other (income) expense	187	(3,015)	659	2,169	—	—
Income from investment in affiliates	(30,931)	(33,397)	(8,591)	(10,890)	83,809	—
Income before taxes	60,718	29,610	12,495	162,037	(183,983)	80,877
Provision (benefit) for taxes	3,135	(1,322)	1,595	19,886	—	23,294
Net income	$57,583	$30,932	$10,900	$142,151	$(183,983)	$57,583
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,758)	—	(1,758)	—	1,758	(1,758)
Unrealized gain on cash flow hedging derivatives	1,841	475	—	—	(475)	1,841
Other comprehensive income (loss), (net of tax)	83	475	(1,758)	—	1,283	83
Total comprehensive income	$57,666	$31,407	$9,142	$142,151	$(182,700)	$57,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$38,844	$98,366	$30,473	$429,339	$(150,550)	$446,472
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,972	37,831	—	40,803
Operating expenses	12	127,484	18,364	246,819	(150,550)	242,129
Selling, general and administrative	1,654	27,895	4,344	43,090	—	76,983
Depreciation and amortization	—	18	5,398	48,074	—	53,490
Loss on impairment / retirement of fixed assets, net	—	—	26	4,001	—	4,027
	1,666	155,397	31,104	379,815	(150,550)	417,432
Operating income (loss)	37,178	(57,031)	(631)	49,524	—	29,040
Interest expense (income), net	15,792	12,071	12,349	674	—	40,886
Net effect of swaps	4,658	2,594	—	—	—	7,252
Unrealized / realized foreign currency gain	—	—	(31,016)	—	—	(31,016)
Other (income) expense	125	(40,138)	1,749	38,264	—	—
(Income) loss from investment in affiliates	3,541	(16,275)	(5,434)	(15,662)	33,830	—
Income (loss) before taxes	13,062	(15,283)	21,721	26,248	(33,830)	11,918
Provision (benefit) for taxes	3,565	(11,739)	6,058	4,537	—	2,421
Net income (loss)	$9,497	$(3,544)	$15,663	$21,711	$(33,830)	$9,497
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(6,844)	—	(6,844)	—	6,844	(6,844)
Unrealized loss on cash flow hedging derivatives	(638)	(151)	—	—	151	(638)
Other comprehensive loss, (net of tax)	(7,482)	(151)	(6,844)	—	6,995	(7,482)
Total comprehensive income (loss)	$2,015	$(3,695)	$8,819	$21,711	$(26,835)	$2,015

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$36,688	$64,280	$28,081	$395,350	$(100,174)	$424,225
Costs and expenses:
Cost of food, merchandise, and games revenues	—	71	2,592	36,031	—	38,694
Operating expenses	256	74,476	19,361	141,362	—	235,455
Selling, general and administrative	1,373	22,271	4,207	44,032	—	71,883
Depreciation and amortization	—	18	5,496	45,602	—	51,116
Loss on impairment / retirement of fixed assets, net	—	—	104	3,579	—	3,683
	1,629	96,836	31,760	270,606	—	400,831
Operating income (loss)	35,059	(32,556)	(3,679)	124,744	(100,174)	23,394
Interest expense (income), net	15,994	14,054	12,425	(513)	—	41,960
Net effect of swaps	(743)	(780)	—	—	—	(1,523)
Unrealized / realized foreign currency gain	—	—	30,307	—	—	30,307
Other (income) expense	375	(7,831)	1,705	5,751	—	—
Income from investment in affiliates	41,855	18,348	(5,088)	24,599	(79,714)	—
Income (loss) before taxes	(22,422)	(56,347)	(43,028)	94,907	(20,460)	(47,350)
Provision (benefit) for taxes	3,828	(14,494)	(18,429)	7,995	—	(21,100)
Net income (loss)	$(26,250)	$(41,853)	$(24,599)	$86,912	$(20,460)	$(26,250)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	5,456	—	5,456	—	(5,456)	5,456
Unrealized loss on cash flow hedging derivatives	(598)	(302)	—	—	302	(598)
Other comprehensive income (loss), (net of tax)	4,858	(302)	5,456	—	(5,154)	4,858
Total comprehensive income (loss)	$(21,392)	$(42,155)	$(19,143)	$86,912	$(25,614)	$(21,392)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$73,921	$(30,306)	$7,756	$47,717	$(1,915)	$97,173
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	23,844	(23,844)	—
Capital expenditures	—	—	(5,747)	(100,486)	—	(106,233)
Net cash from (for) investing activities	—	—	(5,747)	(76,642)	(23,844)	(106,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	—	—	—	55,000	—	55,000
Term debt (payments) borrowings	—	(1,236)	(139)	(4,625)	—	(6,000)
Distributions paid	(93,938)	—	—	—	1,262	(92,676)
Intercompany payables (payments) receipts	(56,990)	33,146	—	—	23,844	—
Tax effect of units involved in treasury unit transactions	—	(1,604)	—	—	—	(1,604)
Net cash from (for) financing activities	(150,928)	30,306	(139)	50,375	25,106	(45,280)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,868	—	—	2,868
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	4,738	21,450	(653)	(51,472)
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$43,844	$24,894	$(653)	$68,085

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$3,954	$(55,759)	$(2,970)	$129,912	$(1,860)	$73,277
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(10,576)	(282)	10,858	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(5,551)	(114,829)	—	(120,380)
Net cash from (for) investing activities	—	(2,000)	(16,127)	(115,111)	10,858	(122,380)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	42,000	—	—	—	—	42,000
Distributions paid	(85,236)	—	—	—	1,082	(84,154)
Intercompany payables (payments) receipts	(40,718)	59,425	(7,849)	—	(10,858)	—
Tax effect of units involved in treasury unit transactions	—	(2,048)	—	—	—	(2,048)
Net cash from (for) financing activities	(83,954)	57,377	(7,849)	—	(9,776)	(44,202)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,088)	—	—	(3,088)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(80,000)	(382)	(30,034)	14,801	(778)	(96,393)
Balance, beginning of period	80,000	382	45,519	5,939	—	131,840
Balance, end of period	$—	$—	$15,485	$20,740	$(778)	$35,447

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
In the second quarter of 2016, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and six-month periods ended June 26, 2016 and June 28, 2015.

	Three months ended		Six months ended
	6/26/2016	6/28/2015	6/26/2016	6/28/2015
	(In thousands)
Net income (loss)	$57,983	$57,583	$9,497	$(26,250)
Interest expense	21,125	21,473	40,912	42,005
Interest income	(8)	(5)	(26)	(45)
Provision (benefit) for taxes	21,803	23,294	2,421	(21,100)
Depreciation and amortization	48,299	47,105	53,490	51,116
EBITDA	149,202	149,450	106,294	45,726
Net effect of swaps	5,410	(1,407)	7,252	(1,523)
Unrealized foreign currency (gain) loss	(11,181)	(8,004)	(30,895)	30,254
Non-cash equity compensation expense	2,281	2,876	4,749	5,261
Loss on impairment / retirement of fixed assets, net	1,415	780	4,027	3,683
Class action settlement costs	—	27	—	177
Other non-recurring items (as defined) (1)	96	502	340	199
Adjusted EBITDA	$147,223	$144,224	$91,767	$83,777

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

Results of Operations:
Six months ended June 26, 2016

The fiscal six-month period ended June 26, 2016, included a total of 804 operating days compared with 847 operating days for the fiscal six-month period ended June 28, 2015. The following table presents key financial information for the six months ended June 26, 2016 and June 28, 2015:

	Six months ended	Six months ended	Increase (Decrease)
	6/26/2016	6/28/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$446,472	$424,225	$22,247	5.2%
Operating costs and expenses	359,915	346,032	13,883	4.0%
Depreciation and amortization	53,490	51,116	2,374	4.6%
Loss on impairment / retirement of fixed assets, net	4,027	3,683	344	N/M
Operating income	$29,040	$23,394	$5,646	24.1%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$91,767	$83,777	$7,990	9.5%
Adjusted EBITDA margin	20.6%	19.7%	—	0.9%
Attendance	8,980	8,643	337	3.9%
Per capita spending	$45.16	$44.57	$0.59	1.3%
Out-of-park revenues	$53,956	$50,517	$3,439	6.8%

For the six months ended June 26, 2016, net revenues increased by $22.2 million, to $446.5 million, from $424.2 million for the first six months of 2015. This reflects an increase in both attendance and average in-park guest per capita spending, as well as an increase in out-of park revenues, compared to the same period in the prior year. The 337,000 visit, or 3.9%, increase in attendance for the first six months reflects strong season pass visitation in the period, while the $0.59, or 1.3%, increase in per capita spending was mainly attributable to the continued growth in admissions and our food and beverage programs. The $3.4 million, or 6.8%, increase in out-of-park revenues reflects improved results at our resort properties, an increase in special events at several parks, and increased transaction fees from online pre-purchases. The overall increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $1.5 million for the first six months of the year for our Canadian park.

Operating costs and expenses for the six months increased 4.0%, or $13.9 million, to $359.9 million from $346.0 million for the first six months of 2015. The increase is the result of a $2.1 million increase in cost of goods sold, a $6.7 million increase in operating expenses, and a $5.1 million increase in selling, general, and administrative expenses ("SG&A"). The $2.1 million increase in cost of goods sold reflects the higher attendance levels for the first half of the year. As a percentage of revenues, cost of goods sold was comparable for both periods. The $6.7 million increase in operating expenses was primarily due to higher labor costs and to a lesser extent higher operating supply costs. Labor costs increased due to both normal merit increases and market / minimum-wage rate increases. The impact of higher wage rates was slightly offset by staffing efficiencies that allowed for a reduction of seasonal labor hours. Operating supply costs increased slightly due to incremental special events and other early-season planned spending on our new initiatives. The $5.1 million increase in SG&A expense was primarily due to increases in media and other marketing costs, the continued focus on supporting our technological and security infrastructures, and higher merchant fees. The overall increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $1.6 million for the first six months of the year for our Canadian park.

Depreciation and amortization expense for the first six months increased $2.4 million. For the first six months of 2016, the loss on impairment / retirement of fixed assets was $4.0 million, reflecting the retirement of assets during the period at several of our properties, as compared to $3.7 million for the first six months of 2015. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income increased $5.6 million to $29.0 million for the first six months of 2016 compared to operating income of $23.4 million for the first six months of 2015.

Interest expense for the first six months of 2016 decreased slightly to $40.9 million from $42.0 million for the first six months of 2015. The net effect of our swaps resulted in a non-cash charge to earnings of $7.3 million for the first six months of 2016 compared with a $1.5 million non-cash benefit to earnings in 2015 for the same period. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the period, we also recognized a $31.0 million net benefit to earnings for unrealized/realized foreign currency gains compared with a $30.3 million net charge to earnings for the same period in 2015. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

For the first six months of 2016, a provision for taxes of $2.4 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a $21.1 million benefit for taxes recorded for the first six months of 2015. The decrease in tax benefit between periods relates largely to a decrease in pretax loss in the current period for our corporate subsidiaries when compared to the same period a year ago. Cash taxes to be paid or payable in 2016 are estimated to be in the $50 million to $55 million range, compared to $20.0 million in cash taxes paid in 2015. The projected increase in cash taxes relates to the continuing strong business performance and the fact that net operating loss carryforwards were fully utilized during 2015.

After the items above, net income for the first six months totaled $9.5 million, or $0.17 per diluted limited partner unit, compared with a net loss of $26.3 million, or $0.47 per diluted unit, for the same period a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 28). For the six month period, our Adjusted EBITDA increased to $91.8 million from $83.8 million for the same period in 2015. The approximate $8.0 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the period, when compared with the same period in the prior year. Partially offsetting these revenue increases were increases in operating costs and expenses associated with increased labor costs, higher attendance, special events and other planned spending on current year initiatives. Over this same period, our Adjusted EBITDA margins (Adjusted EBITDA divided by net revenues) improved by 90 basis points to 20.6%, from 19.7% for the same period last year. The margin growth is directly attributable to top-line revenue growth out-pacing expense growth, period over period, as previously discussed.
Three months ended June 26, 2016

The fiscal three-month period ended June 26, 2016, included a total of 708 operating days compared with 750 operating days for the fiscal three-month period ended June 28, 2015. The following table presents key financial information for the three months ended June 26, 2016 and June 28, 2015:

	Three months ended	Three months ended	Increase (Decrease)
	6/26/2016	6/28/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$388,034	$377,408	$10,626	2.8%
Operating costs and expenses	243,462	236,496	6,966	2.9%
Depreciation and amortization	48,299	47,105	1,194	2.5%
Loss on impairment / retirement of fixed assets, net	1,415	780	635	N/M
Operating income	$94,858	$93,027	$1,831	2.0%
N/M - Not meaningful
Other Data:
Adjusted EBITDA	$147,223	$144,224	$2,999	2.1%
Attendance	7,927	7,781	146	1.9%
Per capita spending	$45.23	$44.78	$0.45	1.0%
Out-of-park revenues	$40,766	$39,219	$1,547	3.9%

For the quarter ended June 26, 2016, net revenues increased by $10.6 million, to $388.0 million, from $377.4 million in the second quarter of 2015. This reflects an increase in both attendance and average in-park guest per capita spending and an increase in out-of park revenues compared to the same period in the prior year. The 146,000 visit, or 1.9%, increase in attendance for the quarter reflects strong season pass visitation in the quarter, while the $0.45, or 1.0%, increase in per capita spending was mainly attributable to the continued growth in admissions and our food and beverage programs. The $1.5 million, or 3.9%, increase in out-of-park revenues primarily reflects improved results at our resort properties and increased transaction fees from online pre-purchases. The overall increase in net revenues is net of the unfavorable impact of foreign currency exchange rates of $1.5 million in the period for our Canadian park.

Operating costs and expenses for the quarter increased 2.9%, or $7.0 million, to $243.5 million from $236.5 million in the second quarter of 2015. The increase is the result of a $1.5 million increase in cost of goods sold, a $0.2 million increase in operating expenses, and a $5.3 million increase in SG&A. The $1.5 million increase in cost of goods sold reflects the higher attendance levels in the quarter. As a percentage of revenues, cost of goods sold was comparable for both periods. The $0.2 million increase in operating expenses was the result of higher labor costs, offset by net savings on spending in other operating areas. Labor costs increased due to both normal merit increases and market / minimum-wage rate increases. The impact of higher wage rates was slightly offset by staffing efficiencies that allowed for a reduction in seasonal labor hours. The net increase in labor costs was offset by decreases in operating supply costs and maintenance costs. The $5.3 million increase in SG&A expense was primarily due to increases in media and other marketing costs, the continued focus on supporting our technological and security infrastructure, and merchant fees. The increase in operating costs and expenses is net of the favorable impact of foreign currency exchange rates of $1.0 million for the second quarter of 2016 for our Canadian park.

Depreciation and amortization expense for the quarter increased $1.2 million. For the second quarter of 2016, the loss on impairment / retirement of fixed assets was $1.4 million, reflecting the retirement of assets during the period at several of our properties, as compared to $0.8 million in the second quarter of 2015. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income increased $1.8 million to $94.9 million for the second quarter of 2016 compared to operating income of $93.0 million for the second quarter of 2015.

Interest expense for the second quarter of 2016 decreased slightly to $21.1 million from $21.5 million in the second quarter of 2015. The net effect of our swaps resulted in a non-cash charge to earnings of $5.4 million for the second quarter of 2016 compared with a $1.4 million non-cash benefit to earnings in the second quarter of 2015. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized an $11.5 million net benefit to earnings for unrealized/realized foreign currency gains compared with a $7.9 million net benefit to earnings for the second quarter in 2015. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the second quarter, a provision for taxes of $21.8 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded in the second quarter of 2015 of $23.3 million. This decrease in tax provision relates largely to a slight decrease pretax income in our corporate subsidiaries compared to the same period a year ago.

After the items above, net income for the quarter totaled $58.0 million, or $1.03 per diluted limited partner unit, compared with net income of $57.6 million, or $1.02 per diluted unit, for the second quarter a year ago.

We believe Adjusted EBITDA is a meaningful measure of our operating results (for additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 28). For the current quarter, our Adjusted EBITDA increased to $147.2 million from $144.2 million for the fiscal second quarter of 2015. The approximate $3.0 million increase in Adjusted EBITDA is a direct result of higher attendance, higher average guest per capita spending, and stronger out-of-park revenues during the period compared with the same period in the prior-year. Partially offsetting these revenue increases were increases in operating costs and expenses associated with increased labor costs, higher attendance, and other planned spending on our current year initiatives.

July 2016

Based on preliminary results, net revenues through July 31, 2016 were approximately $769 million, up 2%, or $16 million, compared with $753 million for the same period last year. The increase was the result of an approximate 1%, or 138,000-visit, increase in attendance to 15.2 million guests, a 1%, or $0.51, increase in average in-park guest per capita spending to $46.39, and a 4%, or $4 million, increase in out-of-park revenues to $86 million compared with 2015.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2016 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.7 at June 26, 2016 is the result of normal seasonal activity. Receivables, inventories, and payables are at normal seasonal levels.
Operating Activities
During the six-month period ended June 26, 2016, net cash provided by operating activities increased $23.9 million from the same period a year ago, primarily due to improved operating results and favorable working capital changes offset by changes in other non-current assets and liabilities.
Investing Activities
Net cash used in investing activities for the first six months of 2016 was $106.2 million, a decrease of $16.1 million compared with the same period ended June 28, 2015 in the prior year. This decrease reflects lower capital expenditures in the period and a $2.0 million preferred equity investment made in a non-public entity in the prior year.
Financing Activities
Net cash used in financing activities for the first six months of 2016 was $45.3 million, an increase of $1.1 million compared with the same period ended June 28, 2015 in the prior year. This increase reflects both an increase in unitholder distributions and a term debt payment of $6.0 million which was made in 2016 being partially offset by increased revolver draws in 2016.
As of June 26, 2016, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

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

•
$602.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Due to the prepayment made during 2016, we have no current maturities as of June 26, 2016.

•
$55 million of borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at June 26, 2016, we had $184.1 million of available borrowings under the revolving credit facility and cash on hand of $68.1 million.

As of June 26, 2016, we have $500 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Unaudited Condensed Consolidated Financial Statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2016.
At June 26, 2016, the fair market value of our derivative portfolio was $30.9 million and was recorded in "Derivative Liability."

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the second quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, was set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of June 26, 2016, we were in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

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

The indentures governing our notes also include annual restricted payment limitations and additional permitted payment formulas. We can make restricted payments of $60 million annually so long as no default or event of default has occurred and is continuing. Our ability to make additional restricted payments is permitted should our pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.0x.
In accordance with these debt provisions, on May 4, 2016, we announced the declaration of a distribution of $0.825 per limited partner unit, which was paid on June 15, 2016. Also, on August 3, 2016, we announced the declaration of a distribution of $0.825 per limited partner unit, which will be payable on September 15, 2016.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.
Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 26, 2016. We have no other significant off-balance sheet financing arrangements.

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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as “Net effect of swaps” in the unaudited condensed consolidated statements of operations. Additionally, the “Other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the unaudited condensed consolidated statements of operations.
As of June 26, 2016, before reduction for debt issuance costs, we had $950.0 million of fixed-rate senior unsecured notes and $602.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, most of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately

$23.2 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $4.8 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $3.8 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.8 million decrease in annual operating income.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 26, 2016, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 26, 2016.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the second quarter of fiscal 2016:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 27 - April 30	104	$58.19	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 26	89	58.58	—	—
Total	193	$58.37	—	$—

(1)
All of the units reported as purchased are attributable to units that were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Cedar Fair, L.P. 2008 Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 9, 2016.

Exhibit (10.2)	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 14, 2016.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 3, 2016	/s/ Matthew A. Ouimet
Matthew A. Ouimet
President and Chief Executive Officer

Date:	August 3, 2016	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 9, 2016.

Exhibit (10.2)	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 14, 2016.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity, and (v) related notes.