Form 10-Q
period 2016-09-25
CEDAR FAIR L P
filed 2016-11-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of October 31, 2016
Units Representing Limited Partner Interests	56,160,377

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/25/2016	12/31/2015	9/27/2015
ASSETS
Current Assets:
Cash and cash equivalents	$187,302	$119,557	$196,323
Receivables	51,536	29,494	44,979
Inventories	31,059	25,029	30,162
Other current assets	13,809	9,946	14,085
	283,706	184,026	285,549
Property and Equipment:
Land	267,175	267,782	270,358
Land improvements	394,141	381,191	380,356
Buildings	675,440	647,514	651,564
Rides and equipment	1,653,274	1,561,234	1,577,635
Construction in progress	34,918	50,962	25,231
	3,024,948	2,908,683	2,905,144
Less accumulated depreciation	(1,498,908)	(1,393,805)	(1,390,062)
	1,526,040	1,514,878	1,515,082
Goodwill	215,460	210,811	214,319
Other Intangibles, net	36,430	35,895	36,249
Other Assets	21,473	17,410	17,553
	$2,083,109	$1,963,020	$2,068,752
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,200	$2,475	$—
Accounts payable	32,891	17,122	21,418
Deferred revenue	65,748	69,514	51,944
Accrued interest	10,939	9,910	11,898
Accrued taxes	69,916	41,937	49,735
Accrued salaries, wages and benefits	42,744	26,916	42,555
Self-insurance reserves	26,820	23,996	24,402
Current derivative liability	—	—	3,770
Other accrued liabilities	12,348	6,801	15,474
	262,606	198,671	221,196
Deferred Tax Liability	137,712	129,763	144,964
Derivative Liability	30,185	22,918	24,042
Other Liabilities	12,488	17,983	15,488
Long-Term Debt:
Term debt	595,253	598,346	600,262
Notes	939,418	938,330	937,658
	1,534,671	1,536,676	1,537,920
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	1	—	2
Limited partners, 56,091, 56,018 and 56,008 units outstanding at September 25, 2016, December 31, 2015 and September 27, 2015, respectively	100,956	48,428	120,912
Accumulated other comprehensive income (loss)	(800)	3,291	(1,062)
	105,447	57,009	125,142
	$2,083,109	$1,963,020	$2,068,752

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	9/25/2016	9/27/2015	9/25/2016	9/27/2015
Net revenues:
Admissions	$361,949	$361,106	$604,947	$591,457
Food, merchandise and games	202,341	201,408	354,032	347,985
Accommodations, extra-charge products and other	85,993	82,123	137,776	129,420
	650,283	644,637	1,096,755	1,068,862
Costs and expenses:
Cost of food, merchandise, and games revenues	52,057	52,174	92,860	90,868
Operating expenses	199,292	188,565	441,421	424,020
Selling, general and administrative	65,099	61,394	142,082	133,277
Depreciation and amortization	64,685	59,059	118,175	110,175
Loss on impairment / retirement of fixed assets, net	1,355	5,753	5,382	9,436
	382,488	366,945	799,920	767,776
Operating income	267,795	277,692	296,835	301,086
Interest expense	20,957	22,159	61,869	64,164
Net effect of swaps	1,650	(1,439)	8,902	(2,962)
Unrealized/realized foreign currency (gain) loss	7,341	33,891	(23,675)	64,198
Interest income	(58)	(4)	(84)	(49)
Income before taxes	237,905	223,085	249,823	175,735
Provision for taxes	62,918	58,934	65,339	37,834
Net income	174,987	164,151	184,484	137,901
Net income allocated to general partner	2	2	2	2
Net income allocated to limited partners	$174,985	$164,149	$184,482	$137,899

Net income	$174,987	$164,151	$184,484	$137,901
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,397	7,688	(5,447)	13,144
Unrealized gain (loss) on cash flow hedging derivatives	1,994	(2,978)	1,356	(3,576)
Other comprehensive income (loss), (net of tax)	3,391	4,710	(4,091)	9,568
Total comprehensive income	$178,378	$168,861	$180,393	$147,469
Basic income per limited partner unit:
Weighted average limited partner units outstanding	55,948	55,770	55,922	55,721
Net income per limited partner unit	$3.13	$2.94	$3.30	$2.47
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,365	56,282	56,392	56,141
Net income per limited partner unit	$3.10	$2.92	$3.27	$2.46
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Nine months ended
	9/25/2016	9/27/2015
Limited Partnership Units Outstanding
Beginning balance	56,018	55,828
Limited partnership unit options exercised	29	48
Limited partnership unit forfeitures	—	(1)
Issuance of limited partnership units as compensation	44	133
	56,091	56,008
Limited Partners’ Equity
Beginning balance	$48,428	$101,556
Net income	184,482	137,899
Partnership distribution declared ($2.48 and $2.25 per limited partnership unit)	(139,041)	(126,266)
Expense recognized for limited partnership unit options	5	466
Tax effect of units involved in treasury unit transactions	(1,903)	(2,048)
Issuance of limited partnership units as compensation	8,985	9,305
	100,956	120,912
General Partner’s Equity
Beginning balance	—	1
Net income	2	2
Partnership distribution declared	(1)	(1)
	1	2
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment:
Beginning balance	22,591	5,936
Period activity, net of tax $3,131 and ($7,554)	(5,447)	13,144
	17,144	19,080
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(19,300)	(16,566)
Period activity, net of tax ($279) and $758	1,356	(3,576)
	(17,944)	(20,142)
	(800)	(1,062)
Total Partners’ Equity	$105,447	$125,142
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	9/25/2016	9/27/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$184,484	$137,901
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	118,175	110,175
Non-cash foreign currency (gain) loss on debt	(23,891)	64,143
Other non-cash expenses	35,084	16,492
Net change in working capital	31,267	16,803
Net change in other assets/liabilities	(5,337)	(1,442)
Net cash from operating activities	339,782	344,072
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(126,864)	(144,476)
Purchase of preferred equity investment	—	(2,000)
Net cash for investing activities	(126,864)	(146,476)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt payments	(6,000)	—
Distributions paid to partners	(139,042)	(126,267)
Tax effect of units involved in treasury unit transactions	(1,903)	(2,048)
Net cash for financing activities	(146,945)	(128,315)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,772	(4,798)
CASH AND CASH EQUIVALENTS
Net increase for the period	67,745	64,483
Balance, beginning of period	119,557	131,840
Balance, end of period	$187,302	$196,323
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$61,558	$61,043
Interest capitalized	1,699	1,890
Cash payments for income taxes, net of refunds	33,141	15,926
Capital expenditures in accounts payable	3,179	1,158
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 25, 2016 AND SEPTEMBER 27, 2015

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 25, 2016 and September 27, 2015 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, which were included in the Form 10-K filed on February 26, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Reclassifications

Certain prior year operating activity amounts in the unaudited condensed consolidated statements of cash flows have been reclassified to conform to fiscal 2016 presentation.
Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for annual and interim periods beginning after December 15, 2015. We adopted this guidance and applied retrospective treatment. The adoption of ASU 2015-03 did not have an impact on our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. The impact of the adoption of this guidance resulted in the reclassification of the unamortized debt issuance cost amounts from other assets to long-term debt on the unaudited condensed consolidated balance sheets for the prior periods of $19.7 million and $20.9 million at December 31, 2015 and September 27, 2015, respectively.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require that deferred tax assets and liabilities be classified as non-current in the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. We adopted this guidance early and applied retrospective treatment. The impact of the adoption of this guidance resulted in the reclassification of the current deferred tax assets to net against the deferred tax liability in the unaudited condensed consolidated balance sheets, which reduced both the current deferred tax asset and deferred tax liability for the prior periods by $12.2 million and $9.3 million at December 31, 2015 and September 27, 2015, respectively.
New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method, and early adoption is not permitted. The Partnership has not yet selected a transition method and is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The amendments in ASU 2016-02 provide that most leases will now be recorded on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and will replace most existing lease guidance under U.S. GAAP when it becomes effective. This ASU requires a modified transition method for existing leases and applies to the earliest period presented in the financial statements. The Partnership is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 are meant to simplify the current accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Partnership is in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and five hotels. Virtually all of the Partnership’s revenues from its seasonal amusement parks, as well as its outdoor water parks and other seasonal resort facilities, are realized during a 130- to 140-day operating period beginning in early May, with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.
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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. In 2014, the carrying value of the long-lived operating assets related to Wildwater Kingdom was deemed to be impaired and the associated loss was recognized. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land has an associated carrying value of $17.1 million. As of September 25, 2016, the Partnership assessed the remaining asset and concluded there was no impairment. The associated acreage is classified as assets held-for-sale within "Other Assets" in the unaudited condensed consolidated balance sheet.

(4) Goodwill and Other Intangible Assets:
In accordance with the applicable accounting rules, goodwill is not amortized, but, along with indefinite-lived trade names, is evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist. As of September 25, 2016, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter.
There were no impairments for any period presented.
A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 25, 2016 and September 27, 2015 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	4,649	—	4,649
Balance at September 25, 2016	$295,328	$(79,868)	$215,460

Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency translation	(13,972)	—	(13,972)
Balance at September 27, 2015	$294,187	$(79,868)	$214,319
At September 25, 2016, December 31, 2015, and September 27, 2015, the Partnership’s other intangible assets consisted of the following:

September 25, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Other intangible assets:
Trade names	$35,866	$—	$35,866
License / franchise agreements	1,475	911	564
Total other intangible assets	$37,341	$911	$36,430

December 31, 2015
(In thousands)
Other intangible assets:
Trade names	$35,208	$—	$35,208
License / franchise agreements	1,067	380	687
Total other intangible assets	$36,275	$380	$35,895

September 27, 2015
(In thousands)
Other intangible assets:
Trade names	$35,705	$—	$35,705
License / franchise agreements	905	361	544
Total other intangible assets	$36,610	$361	$36,249
Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of September 25, 2016, December 31, 2015, and September 27, 2015 consisted of the following:

(In thousands)	September 25, 2016	December 31, 2015	September 27, 2015

Revolving credit facility (due 2018)	$—	$—	$—
Term debt (1)
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	602,850	608,850	608,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000	500,000
	1,552,850	1,558,850	1,558,850
Less current portion	1,200	2,475	—
	1,551,650	1,556,375	1,558,850
Less debt issuance costs	16,979	19,699	20,930
	$1,534,671	$1,536,676	$1,537,920
(1) The average interest rate does not reflect the effect of interest rate swap agreements (see Note 6).
In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% July 2010 senior unsecured notes that were scheduled to mature in 2018 (and which included $5.6 million of Original Issue Discount ("OID") to yield 9.375%), to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.
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

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the third quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. This required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of September 25, 2016, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and our ability to make additional Restricted Payments in 2016 and beyond is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.0x.

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
In the first quarter of 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years to December 31, 2020 and to fix LIBOR at a rate of 2.64%. As a result of the amendments, the previously existing interest rate swap agreements were de-designated, and the amounts recorded in AOCI are being amortized into earnings through the original December 2018 maturity. The newly amended interest rate swap agreements are not designated as hedging instruments. There were no other changes to the terms of the agreements beyond those disclosed.
The fair value of derivative financial instruments and their classification within the unaudited condensed consolidated balance sheets as of September 25, 2016, December 31, 2015, and September 27, 2015 are as follows:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value as of	Fair Value as of	Fair Value as of
		September 25, 2016	December 31, 2015	September 27, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative Liability	$—	$(22,918)	$(24,042)
Total derivatives designated as hedging instruments		$—	$(22,918)	$(24,042)
Derivatives not designated as hedging instruments:
Interest rate swaps	Current Derivative Liability	$—	$—	$(3,770)
Interest rate swaps	Derivative Liability	$(30,185)	$—	$—
Total derivatives not designated as hedging instruments		$(30,185)	$—	$(3,770)
Net derivative liability		$(30,185)	$(22,918)	$(27,812)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the newly amended interest rate swap agreements are not designated as hedging instruments. As of September 25, 2016, we have no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 2018 maturity. As of September 25, 2016, approximately $21.3 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.
The following table summarizes the effect of derivative instruments on income and other comprehensive income for the three-month periods ended September 25, 2016 and September 27, 2015:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 9/25/2016	Three months ended 9/27/2015	Designated Derivatives	Three months ended 9/25/2016	Three months ended 9/27/2015	Derivatives Not Designated	Three months ended 9/25/2016	Three months ended 9/27/2015
Interest rate swaps	$—	$(5,237)	Interest Expense	$—	$—	Net effect of swaps	$715	$3,125
During the quarter ended September 25, 2016, the Partnership recognized $0.7 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $1.7 million recorded in “Net effect of swaps.”

During the quarter ended September 27, 2015, the Partnership recognized $3.1 million of gains on the derivatives not designated as cash flow hedges and $1.7 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.4 million recorded in “Net effect of swaps.”

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the nine-month periods ended September 25, 2016 and September 27, 2015:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Nine months ended 9/25/2016	Nine months ended 9/27/2015	Designated Derivatives	Nine months ended 9/25/2016	Nine months ended 9/27/2015	Derivatives Not Designated	Nine months ended 9/25/2016	Nine months ended 9/27/2015
Interest rate swaps	$(4,671)	$(9,393)	Interest Expense	$(851)	$—	Net effect of swaps	$(2,596)	$8,021
During the nine-month period ended September 25, 2016, the Partnership recognized $2.6 million of losses on the derivatives not designated as cash flow hedges and $6.3 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $8.9 million recorded in “Net effect of swaps.”

During the nine-month period ended September 27, 2015, the Partnership recognized $8.0 million of gains on the derivatives not designated as cash flow hedges and $5.1 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $3.0 million recorded in “Net effect of swaps.”

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of September 25, 2016, December 31, 2015, and September 27, 2015 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	September 25, 2016		December 31, 2015		September 27, 2015
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Current derivative liability	Level 2	—	—	—	—	$(3,770)	$(3,770)
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(30,185)	$(30,185)	—	—	—	—
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	—	—	$(22,918)	$(22,918)	$(24,042)	$(24,042)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(601,650)	$(603,154)	$(606,375)	$(604,859)	$(608,850)	$(609,611)
March 2013 notes	Long-Term Debt (1)	Level 1	$(500,000)	$(520,000)	$(500,000)	$(507,500)	$(500,000)	$(507,500)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(477,000)	$(450,000)	$(453,375)	$(450,000)	$(454,500)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance cost amounts of $17.0 million, $19.7 million, and $20.9 million as of September 25, 2016, December 31, 2015, and September 27, 2015.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided, and recognized an adjustment decreasing the net derivative liability by approximately $0.9 million as of September 25, 2016, $0.6 million as of December 31, 2015, and $0.8 million as of September 27, 2015.
The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 25, 2016, December 31, 2015, or September 27, 2015.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended
	9/25/2016	9/27/2015	9/25/2016	9/27/2015
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	55,948	55,770	55,922	55,721
Effect of dilutive units:
Deferred units	33	21	30	15
Performance units	—	—	43	9
Restricted units	253	365	266	271
Unit options	131	126	131	102
Phantom units	—	—	—	23
Diluted weighted average units outstanding	56,365	56,282	56,392	56,141
Net income per unit - basic	$3.13	$2.94	$3.30	$2.47
Net income per unit - diluted	$3.10	$2.92	$3.27	$2.46

The effect of out-of-money and/or antidilutive unit options on the three and nine months ended September 25, 2016 and September 27, 2015, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

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
As of the third quarter of 2016, the Partnership has recorded $0.9 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.
(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three-month periods ended September 25, 2016 and September 27, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

Other comprehensive income before reclassifications, net of tax ($803)	—	1,397	1,397

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,994	—	1,994

Net other comprehensive income	1,994	1,397	3,391

Balance at September 25, 2016	$(17,944)	$17,144	$(800)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at June 28, 2015	$(17,164)	$11,392	$(5,772)

Other comprehensive income before reclassifications, net of tax $797 and $(4,418), respectively	(4,440)	7,688	3,248

Amounts reclassified from accumulated other comprehensive income, net of tax ($224) (2)	1,462	—	1,462

Net other comprehensive income	(2,978)	7,688	4,710

Balance at September 27, 2015	$(20,142)	$19,080	$(1,062)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Three months ended 9/25/2016	Three months ended 9/27/2015
Interest rate contracts	$2,365	$1,686	Net effect of swaps
Provision for taxes	(371)	(224)	Provision for taxes
	$1,994	$1,462

(1) All amounts are net of tax. Amounts in parentheses indicate debits.
(2) See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the nine-month periods ended September 25, 2016 and September 27, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $3,131, respectively	(3,960)	(5,447)	(9,407)

Amounts reclassified from accumulated other comprehensive income, net of tax ($990) (2)	5,316	—	5,316

Net other comprehensive income	1,356	(5,447)	(4,091)

Balance at September 25, 2016	$(17,944)	$17,144	$(800)

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)
	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income before reclassifications, net of tax $1,431 and ($7,554), respectively	(7,962)	13,144	5,182

Amounts reclassified from accumulated other comprehensive income, net of tax ($673) (2)	4,386	—	4,386

Net other comprehensive income	(3,576)	13,144	9,568

Balance at September 27, 2015	$(20,142)	$19,080	$(1,062)

Reclassifications Out of Accumulated Other Comprehensive Income (1)
(In thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges	Nine months ended 9/25/2016	Nine months ended 9/27/2015
Interest rate contracts	$6,306	$5,059	Net effect of swaps
Provision for taxes	(990)	(673)	Provision for taxes
	$5,316	$4,386

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 25, 2016, December 31, 2015, and September 27, 2015 and for the three- and nine-month periods ended September 25, 2016 and September 27, 2015. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying unaudited condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$75,562	$111,740	$—	$187,302
Receivables	(5)	1,387	24,964	585,190	(560,000)	51,536
Inventories	—	—	1,519	29,540	—	31,059
Other current assets	275	24,479	680	12,800	(24,425)	13,809
	270	25,866	102,725	739,270	(584,425)	283,706
Property and Equipment (net)	—	876	179,172	1,345,992	—	1,526,040
Investment in Park	820,465	963,870	197,538	347,137	(2,329,010)	—
Goodwill	674	—	95,180	119,606	—	215,460
Other Intangibles, net	—	—	13,519	22,911	—	36,430
Deferred Tax Asset	—	3,651	—	—	(3,651)	—
Other Assets	—	1,999	123	19,351	—	21,473
	$821,409	$996,262	$588,257	$2,594,267	$(2,917,086)	$2,083,109
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$247	$28	$925	$—	$1,200
Accounts payable	399,384	164,335	1,342	27,830	(560,000)	32,891
Deferred revenue	—	—	5,091	60,657	—	65,748
Accrued interest	875	597	7,784	1,683	—	10,939
Accrued taxes	3,325	—	14,109	76,907	(24,425)	69,916
Accrued salaries, wages and benefits	—	40,588	2,156	—	—	42,744
Self-insurance reserves	—	12,394	1,567	12,859	—	26,820
Other accrued liabilities	2,358	3,532	510	5,948	—	12,348
	405,942	221,693	32,587	186,809	(584,425)	262,606
Deferred Tax Liability	—	—	19,497	121,866	(3,651)	137,712
Derivative Liability	18,111	12,074	—	—	—	30,185
Other Liabilities	—	1,520	—	10,968	—	12,488
Long-Term Debt:
Term debt	—	123,996	13,616	457,641	—	595,253
Notes	291,909	203,025	444,484	—	—	939,418
	291,909	327,021	458,100	457,641	—	1,534,671

Equity	105,447	433,954	78,073	1,816,983	(2,329,010)	105,447
	$821,409	$996,262	$588,257	$2,594,267	$(2,917,086)	$2,083,109

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$132,000	$—	$49,512	$16,632	$(1,821)	$196,323
Receivables	478	139,898	117,605	701,212	(914,214)	44,979
Inventories	—	124	1,496	28,542	—	30,162
Other current assets	285	25	747	13,028	—	14,085
	132,763	140,047	169,360	759,414	(916,035)	285,549
Property and Equipment (net)	—	5,602	183,842	1,325,638	—	1,515,082
Investment in Park	760,412	876,248	178,052	42,485	(1,857,197)	—
Goodwill	674	—	94,040	119,605	—	214,319
Other Intangibles, net	—	—	13,330	22,919	—	36,249
Deferred Tax Asset	—	27,659	—	—	(27,659)	—
Other Assets	—	14,413	240	2,900	—	17,553
	$893,849	$1,063,969	$638,864	$2,272,961	$(2,800,891)	$2,068,752
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$456,209	$155,898	$3,062	$322,284	$(916,035)	$21,418
Deferred revenue	—	30	4,582	47,332	—	51,944
Accrued interest	1,199	2,793	7,906	—	—	11,898
Accrued taxes	2,548	36,440	991	9,756	—	49,735
Accrued salaries, wages and benefits	—	31,277	2,012	9,266	—	42,555
Self-insurance reserves	—	7,861	1,391	15,150	—	24,402
Current derivative liability	2,257	1,513	—	—	—	3,770
Other accrued liabilities	1,183	3,641	601	10,049	—	15,474
	463,396	239,453	20,545	413,837	(916,035)	221,196
Deferred Tax Liability	—	—	49,021	123,602	(27,659)	144,964
Derivative Liability	14,065	9,976	—	1	—	24,042
Other Liabilities	—	4,088	—	11,400	—	15,488
Long-Term Debt:
Term debt	—	244,938	13,724	341,600	—	600,262
Notes	291,246	202,565	443,847	—	—	937,658
	291,246	447,503	457,571	341,600	—	1,537,920

Equity	125,142	362,949	111,727	1,382,521	(1,857,197)	125,142
	$893,849	$1,063,969	$638,864	$2,272,961	$(2,800,891)	$2,068,752

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$92,371	$172,703	$77,164	$606,823	$(298,778)	$650,283
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	6,417	45,640	—	52,057
Operating expenses	(10)	119,140	17,885	361,055	(298,778)	199,292
Selling, general and administrative	610	21,412	4,413	38,664	—	65,099
Depreciation and amortization	—	9	7,624	57,052	—	64,685
Loss on impairment / retirement of fixed assets, net	—	—	57	1,298	—	1,355
	600	140,561	36,396	503,709	(298,778)	382,488
Operating income	91,771	32,142	40,768	103,114	—	267,795
Interest expense (income), net	7,984	5,759	6,323	833	—	20,899
Net effect of swaps	959	691	—	—	—	1,650
Unrealized / realized foreign currency loss	—	—	7,337	4	—	7,341
Other (income) expense	62	(29,663)	1,302	28,299	—	—
Income from investment in affiliates	(98,451)	(62,240)	(12,574)	(28,737)	202,002	—
Income before taxes	181,217	117,595	38,380	102,715	(202,002)	237,905
Provision for taxes	6,230	19,142	9,643	27,903	—	62,918
Net income	$174,987	$98,453	$28,737	$74,812	$(202,002)	$174,987
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	1,397	—	1,397	—	(1,397)	1,397
Unrealized gain on cash flow hedging derivatives	1,994	606	—	—	(606)	1,994
Other comprehensive income (loss), (net of tax)	3,391	606	1,397	—	(2,003)	3,391
Total comprehensive income	$178,378	$99,059	$30,134	$74,812	$(204,005)	$178,378

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$96,104	$140,898	$74,383	$565,908	$(232,656)	$644,637
Costs and expenses:
Cost of food, merchandise, and games revenues	—	301	5,911	45,962	—	52,174
Operating expenses	1,167	67,890	16,884	102,624	—	188,565
Selling, general and administrative	483	16,979	4,417	39,515	—	61,394
Depreciation and amortization	—	10	7,399	51,650	—	59,059
Loss on impairment / retirement of fixed assets, net	—	—	240	5,513	—	5,753
	1,650	85,180	34,851	245,264	—	366,945
Operating income	94,454	55,718	39,532	320,644	(232,656)	277,692
Interest expense (income), net	8,640	6,994	6,356	165	—	22,155
Net effect of swaps	(775)	(664)	—	—	—	(1,439)
Unrealized / realized foreign currency loss	—	—	33,891	—	—	33,891
Other (income) expense	189	(7,803)	1,518	6,096	—	—
Income from investment in affiliates	(84,099)	(48,408)	(13,536)	(12,510)	158,553	—
Income before taxes	170,499	105,599	11,303	326,893	(391,209)	223,085
Provision (benefit) for taxes	6,348	21,979	(1,207)	31,814	—	58,934
Net income	$164,151	$83,620	$12,510	$295,079	$(391,209)	$164,151
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	7,688	—	7,688	—	(7,688)	7,688
Unrealized loss on cash flow hedging derivatives	(2,978)	(934)	—	—	934	(2,978)
Other comprehensive income (loss), (net of tax)	4,710	(934)	7,688	—	(6,754)	4,710
Total comprehensive income	$168,861	$82,686	$20,198	$295,079	$(397,963)	$168,861

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$131,215	$271,069	$107,637	$1,036,162	$(449,328)	$1,096,755
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,389	83,471	—	92,860
Operating expenses	2	246,624	36,249	607,874	(449,328)	441,421
Selling, general and administrative	2,264	49,307	8,757	81,754	—	142,082
Depreciation and amortization	—	27	13,022	105,126	—	118,175
Loss on impairment / retirement of fixed assets, net	—	—	83	5,299	—	5,382
	2,266	295,958	67,500	883,524	(449,328)	799,920
Operating income (loss)	128,949	(24,889)	40,137	152,638	—	296,835
Interest expense (income), net	23,776	17,830	18,672	1,507	—	61,785
Net effect of swaps	5,617	3,285	—	—	—	8,902
Unrealized / realized foreign currency (gain) loss	—	—	(23,679)	4	—	(23,675)
Other (income) expense	187	(69,801)	3,051	66,563	—	—
Income from investment in affiliates	(94,910)	(78,515)	(18,008)	(44,399)	235,832	—
Income before taxes	194,279	102,312	60,101	128,963	(235,832)	249,823
Provision for taxes	9,795	7,403	15,701	32,440	—	65,339
Net income	$184,484	$94,909	$44,400	$96,523	$(235,832)	$184,484
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(5,447)	—	(5,447)	—	5,447	(5,447)
Unrealized gain on cash flow hedging derivatives	1,356	455	—	—	(455)	1,356
Other comprehensive income (loss), (net of tax)	(4,091)	455	(5,447)	—	4,992	(4,091)
Total comprehensive income	$180,393	$95,364	$38,953	$96,523	$(230,840)	$180,393

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 27, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$132,792	$205,178	$102,464	$961,258	$(332,830)	$1,068,862
Costs and expenses:
Cost of food, merchandise, and games revenues	—	372	8,503	81,993	—	90,868
Operating expenses	1,423	142,366	36,245	243,986	—	424,020
Selling, general and administrative	1,856	39,250	8,624	83,547	—	133,277
Depreciation and amortization	—	28	12,895	97,252	—	110,175
Loss on impairment / retirement of fixed assets, net	—	—	344	9,092	—	9,436
	3,279	182,016	66,611	515,870	—	767,776
Operating income	129,513	23,162	35,853	445,388	(332,830)	301,086
Interest expense (income), net	24,634	21,048	18,781	(348)	—	64,115
Net effect of swaps	(1,518)	(1,444)	—	—	—	(2,962)
Unrealized / realized foreign currency loss	—	—	64,198	—	—	64,198
Other (income) expense	564	(15,634)	3,223	11,847	—	—
(Income) loss from investment in affiliates	(42,244)	(30,060)	(18,624)	12,089	78,839	—
Income (loss) before taxes	148,077	49,252	(31,725)	421,800	(411,669)	175,735
Provision (benefit) for taxes	10,176	7,485	(19,636)	39,809	—	37,834
Net income (loss)	$137,901	$41,767	$(12,089)	$381,991	$(411,669)	$137,901
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	13,144	—	13,144	—	(13,144)	13,144
Unrealized loss on cash flow hedging derivatives	(3,576)	(1,236)	—	—	1,236	(3,576)
Other comprehensive income (loss), (net of tax)	9,568	(1,236)	13,144	—	(11,908)	9,568
Total comprehensive income	$147,469	$40,531	$1,055	$381,991	$(423,577)	$147,469

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$99,232	$(54,962)	$41,273	$256,105	$(1,866)	$339,782
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(22,771)	22,771	—
Capital expenditures	—	—	(6,451)	(120,413)	—	(126,864)
Net cash for investing activities	—	—	(6,451)	(143,184)	22,771	(126,864)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments	—	(1,237)	(138)	(4,625)	—	(6,000)
Distributions paid	(140,908)	—	—	—	1,866	(139,042)
Intercompany payables (payments) receipts	(35,331)	58,102	—	—	(22,771)	—
Tax effect of units involved in treasury unit transactions	—	(1,903)	—	—	—	(1,903)
Net cash from (for) financing activities	(176,239)	54,962	(138)	(4,625)	(20,905)	(146,945)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,772	—	—	1,772
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	36,456	108,296	—	67,745
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$75,562	$111,740	$—	$187,302

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, food and other attractions both inside and outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance are relatively fixed and do not vary significantly with attendance.

Each of our properties is overseen by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a property-by-property basis.

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
In the third quarter of 2016, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and nine-month periods ended September 25, 2016 and September 27, 2015.

	Three months ended		Nine months ended
	9/25/2016	9/27/2015	9/25/2016	9/27/2015
	(In thousands)
Net income	$174,987	$164,151	$184,484	$137,901
Interest expense	20,957	22,159	61,869	64,164
Interest income	(58)	(4)	(84)	(49)
Provision for taxes	62,918	58,934	65,339	37,834
Depreciation and amortization	64,685	59,059	118,175	110,175
EBITDA	323,489	304,299	429,783	350,025
Net effect of swaps	1,650	(1,439)	8,902	(2,962)
Unrealized foreign currency (gain) loss	7,360	33,889	(23,535)	64,143
Non-cash equity compensation expense	2,160	1,934	6,909	7,195
Loss on impairment / retirement of fixed assets, net	1,355	5,753	5,382	9,436
Class action settlement costs	—	—	—	177
Other non-recurring items (as defined) (1)	1	1,205	341	1,404
Adjusted EBITDA	$336,015	$345,641	$427,782	$429,418

(1) The Company's 2013 Credit Agreement references certain costs as non-recurring or unusual. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

Results of Operations:
Nine months ended September 25, 2016

The fiscal nine-month period ended September 25, 2016 included a total of 1,825 operating days compared with 1,876 operating days for the fiscal nine-month period ended September 27, 2015. The following table presents key financial information for the nine months ended September 25, 2016 and September 27, 2015:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/25/2016	9/27/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,096,755	$1,068,862	$27,893	2.6%
Operating costs and expenses	676,363	648,165	28,198	4.4%
Depreciation and amortization	118,175	110,175	8,000	7.3%
Loss on impairment / retirement of fixed assets, net	5,382	9,436	(4,054)	N/M
Operating income	$296,835	$301,086	$(4,251)	(1.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$427,782	$429,418	$(1,636)	(0.4)%
Adjusted EBITDA margin (2)	39.0%	40.2%	—	(1.2)%
Attendance	21,472	21,189	283	1.3%
In-park per capita spending	$46.82	$46.30	$0.52	1.1%
Out-of-park revenues	$121,859	$115,124	$6,735	5.9%
(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 29.
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

For the nine months ended September 25, 2016, net revenues increased by $27.9 million, to $1,096.8 million, from $1,068.9 million for the first nine months of 2015. This reflects an increase in both attendance and in-park per capita spending, as well as an increase in out-of park revenues compared to the same period in the prior year. The 283,000 visit, or 1.3%, increase in attendance was driven by higher season pass visitation as the result of new rides and attractions, including live entertainment and multi-week special events. The $0.52, or 1.1%, increase in in-park per capita spending was attributable to increases in admissions pricing and growth in our food and beverage programs during the first nine months of the year. The $6.7 million, or 5.9%, increase in out-of-park revenues reflects favorable performance at our resort properties, increased transaction fees from on-line advanced purchases, an increase in special events at several parks, and proceeds received from a business interruption insurance claim relating to an early season electrical outage at Cedar Point. The overall increase in net revenues is net of an unfavorable impact of foreign currency exchange rates of $1.6 million related to our Canadian property for the first nine months of the year.

Operating costs and expenses for the nine months increased 4.4%, or $28.2 million, to $676.4 million from $648.2 million for the first nine months of 2015. The increase is the result of a $2.0 million increase in cost of goods sold, a $17.4 million increase in operating expenses, and an $8.8 million increase in selling, general, and administrative expenses ("SG&A"). The $2.0 million increase in cost of goods sold relates to the higher attendance levels, as well as meal and beverage plan program growth. As a percentage of net revenue, cost of goods sold was comparable for both periods. The $17.4 million increase in operating expenses was primarily due to higher seasonal and maintenance labor costs. These labor costs are increasing due to planned market-based adjustments and minimum-wage rate increases along with related employer taxes. The $8.8 million increase in SG&A expense was primarily due to increases in media and other marketing costs, technology and security related costs, and higher e-commerce and merchant fees. The overall increase in operating costs and expenses is net of a favorable impact of foreign currency exchange rates of $1.6 million related to our Canadian property for the first nine months of the year.

Depreciation and amortization expense for the first nine months increased $8.0 million due to growth in capital improvements. For the first nine months of 2016, the loss on impairment / retirement of fixed assets was $5.4 million, reflecting the retirement of assets in the normal course of business at several of our properties, as compared to $9.4 million for the first nine months of

2015. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income decreased $4.3 million to $296.8 million for the first nine months of 2016 compared to operating income of $301.1 million for the first nine months of 2015.

Interest expense for the first nine months of 2016 decreased to $61.9 million from $64.2 million for the first nine months of 2015 relating to a decline in the outstanding notional amounts of our derivative contracts and the corresponding reductions in required settlement payments. The net effect of our swaps resulted in a non-cash charge to earnings of $8.9 million for the first nine months of 2016 compared with a $3.0 million non-cash benefit to earnings in 2015 for the same period. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the period, we also recognized a $23.7 million net benefit to earnings for unrealized/realized foreign currency compared with a $64.2 million net charge to earnings for the same period in 2015. Amounts in both periods primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

For the first nine months of 2016, a provision for taxes of $65.3 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a $37.8 million provision for taxes recorded for the first nine months of 2015. The increase in tax provision between periods relates largely to an increase in pretax income from our corporate subsidiaries, in particular from the change in unrealized foreign currency gains and losses. The increase in provision for taxes is net of a $1.5 million tax benefit recognized in the third quarter of 2016 related to a release of valuation allowance based on management's updated projection of future foreign tax credit utilization. Total cash taxes to be paid or payable in 2016 are estimated to range from $50 million to $55 million, compared to $20.0 million in cash taxes paid in 2015. The expected increase in cash taxes relates to improving business performance and the fact that net operating loss carryforwards were fully utilized in 2015.

After the items above, net income for the first nine months totaled $184.5 million, or $3.27 per diluted limited partner unit, compared with a net income of $137.9 million, or $2.46 per diluted unit, for the same period a year ago.

For the first nine months of 2016, our Adjusted EBITDA was $427.8 million, an amount comparable to the same period a year ago. Our Adjusted EBITDA margins decreased by 120 basis points for the first nine months of 2016 to 39.0%, from 40.2% for the same period last year. The margin decline is directly attributable to planned expenses outpacing modest revenue growth, period over period.

Three months ended September 25, 2016

The fiscal three-month period ended September 25, 2016 included a total of 1,021 operating days compared with 1,029 operating days for the fiscal three-month period ended September 27, 2015. The following table presents key financial information for the three months ended September 25, 2016 and September 27, 2015:

	Three months ended	Three months ended	Increase (Decrease)
	9/25/2016	9/27/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$650,283	$644,637	$5,646	0.9%
Operating costs and expenses	316,448	302,133	14,315	4.7%
Depreciation and amortization	64,685	59,059	5,626	9.5%
Loss on impairment / retirement of fixed assets, net	1,355	5,753	(4,398)	N/M
Operating income	$267,795	$277,692	$(9,897)	(3.6)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$336,015	$345,641	$(9,626)	(2.8)%
Attendance	12,492	12,546	(54)	(0.4)%
In-park per capita spending	$48.01	$47.49	$0.52	1.1%
Out-of-park revenues	$67,903	$64,607	$3,296	5.1%
(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see page 29.

For the quarter ended September 25, 2016, net revenues increased by $5.6 million, to $650.3 million, from $644.6 million in the third quarter of 2015. This reflects an increase in in-park per capita spending and an increase in out-of park revenues. The increases are offset by a slight decline in attendance of 54,000 visits, or 0.4%, for the quarter which is attributable primarily to unseasonably high temperatures during July and August. The $0.52, or 1.1%, increase in in-park per capita spending was due to increases in admissions pricing and growth in our food and beverage programs. The $3.3 million, or 5.1%, increase in out-of-park revenues primarily reflects favorable performance at our resort properties and proceeds received from a business interruption insurance claim relating to an early season electrical outage at Cedar Point. The overall increase in net revenues was not materially impacted by foreign currency exchange rates during the period.

Operating costs and expenses for the quarter increased 4.7%, or $14.3 million, to $316.4 million from $302.1 million in the third quarter of 2015. The increase is the result of a $10.7 million increase in operating expenses and a $3.7 million increase in SG&A. Cost of goods sold was flat for the quarter. As a percentage of net revenue, cost of goods sold was comparable for both periods. The $10.7 million increase in operating expenses was primarily due to higher seasonal and maintenance labor costs. These labor costs are increasing due to planned market-based adjustments and minimum-wage rate increases along with related employer taxes. The increase in labor costs was partially offset by decreases in maintenance costs. The $3.7 million increase in SG&A expense was attributable to increases in media and other marketing costs, technology and security related costs, and higher e-commerce and merchant fees. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the third quarter.

Depreciation and amortization expense for the quarter increased $5.6 million due to growth in capital improvements. For the third quarter of 2016, the loss on impairment / retirement of fixed assets was $1.4 million, reflecting the retirement of assets in the normal course of business at several of our properties, compared to $5.8 million in the third quarter of 2015. After depreciation, amortization, loss on impairment/retirement of fixed assets, and all other non-cash costs, operating income decreased $9.9 million to $267.8 million for the third quarter of 2016 compared to operating income of $277.7 million for the third quarter of 2015.

Interest expense for the third quarter of 2016 decreased to $21.0 million from $22.2 million in the third quarter of 2015 relating to a decline in the outstanding notional amounts of our derivative contracts and the corresponding reductions in required settlement payments. The net effect of our swaps resulted in a non-cash charge to earnings of $1.7 million for the third quarter of 2016 compared with a $1.4 million non-cash benefit to earnings in the third quarter of 2015. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $7.3 million net charge to earnings for unrealized/realized foreign currency compared with a $33.9 million net charge to earnings for the third quarter in 2015. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

During the third quarter, a provision for taxes of $62.9 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded in the third quarter of 2015 of $58.9 million. This increase in tax provision relates largely to an increase in pretax income from our corporate subsidiaries compared to the same period a year ago. The increase in provision for taxes is net of a $1.5 million tax benefit from the release of valuation allowance in the third quarter of 2016 based on management's updated projection of future foreign tax credit utilization.

After the items above, net income for the quarter totaled $175.0 million, or $3.10 per diluted limited partner unit, compared with net income of $164.2 million, or $2.92 per diluted unit, for the third quarter a year ago.

For the current quarter, our Adjusted EBITDA decreased to $336.0 million from $345.6 million for the fiscal third quarter of 2015. The approximate $9.6 million decrease in Adjusted EBITDA is due to the slight attendance decline caused by unseasonably high temperatures during July and August which negatively impacted revenue growth during the period, and planned increases in seasonal labor costs compared with the same period in the prior year.

October 2016

Based on preliminary results, net revenues through October 30, 2016, were approximately $1.23 billion, up 4%, or $42 million, compared with $1.19 billion for the same period last year. The rise in net revenues was the result of a 2%, or 558,000-visit, increase in attendance to a record 24.2 million visits, a 1%, or $0.52, increase in in-park per capita spending to a record $46.82 and a 6%, or $8 million, increase in out-of-park revenues to a record $135 million compared with 2015.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2016 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.1 at September 25, 2016 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels.
Operating Activities
During the nine-month period ended September 25, 2016, net cash provided by operating activities was $340.0 million, an amount comparable to the same period a year ago.
Investing Activities
Net cash used in investing activities for the first nine months of 2016 was $126.9 million, a decrease of $19.6 million compared with the same period ended September 27, 2015 in the prior year. This decrease reflects lower capital expenditures in the period and a $2.0 million preferred equity investment made in a non-public entity in the prior year.
Financing Activities
Net cash used in financing activities for the first nine months of 2016 was $146.9 million, an increase of $18.6 million compared with the same period ended September 27, 2015 in the prior year. This increase reflects both an increase in unitholder distributions and a term debt payment of $6.0 million which was made in the second quarter of 2016.
As of September 25, 2016, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

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

•
$602.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt bears interest at a rate of LIBOR plus 250 bps with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. Current maturities totaled $1.2 million as of September 25, 2016.

•
No borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at September 25, 2016, we had $239.1 million of available borrowings under the revolving credit facility and cash on hand of $187.3 million.

As of September 25, 2016, we have $500 million of interest rate swaps in place that effectively convert variable-rate debt to fixed rates. These swaps, which mature in December 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our unaudited condensed consolidated financial statements and in Note 6 to the Audited Consolidated Financial Statements included in our Form 10-K filed on February 26, 2016.
At September 25, 2016, the fair market value of our derivative portfolio was $30.2 million and was recorded in "Derivative Liability."

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the third quarter of 2016, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of September 25, 2016, we were in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The 2013 Credit Agreement allows restricted payments of up to $60 million annually so long as no default or event of default has occurred and is continuing, and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional restricted payments are allowed to be made based on an excess-cash-flow formula should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.0x.

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
In accordance with these debt provisions, on August 3, 2016, we announced the declaration of a distribution of $0.825 per limited partner unit, which was paid on September 15, 2016. Also, on November 2, 2016, we announced the declaration of a distribution of $0.855 per limited partner unit, which will be payable on December 15, 2016.
Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.
Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 25, 2016. We have no other significant off-balance sheet financing arrangements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from fluctuations in interest rates, and to a lesser extent on currency exchange rates on our operations in Canada, and from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.
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
As of September 25, 2016, before reduction for debt issuance costs, we had $950.0 million of fixed-rate senior unsecured notes and $602.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, most of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $23.4 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $6.1 million in annual cash interest costs.
Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $4.9 million over the next year.
A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.7 million decrease in annual operating income.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 25, 2016, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 25, 2016.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

Exhibit (10.1)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 26, 2016.

Exhibit (10.2)	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 26, 2016.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 2, 2016	/s/ Matthew A. Ouimet
Matthew A. Ouimet
Chief Executive Officer

Date:	November 2, 2016	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (10.1)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 26, 2016.

Exhibit (10.2)	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 26, 2016.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.