Form 10-K
period 2016-12-31
CEDAR FAIR L P
filed 2017-02-24
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 24, 2016 of $58.15 per unit was approximately $3,196,504,279.

Number of Depositary Units representing limited partner interests outstanding as of February 2, 2017: 56,199,709

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of unitholders to be held in June.
************
The Exhibit Index is located on page 67
Page 1 of 74 pages

CEDAR FAIR, L.P.
2016 FORM 10-K CONTENTS

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner"), whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, two separately gated outdoor water parks, one indoor water park and five hotels.

In 2016, the Partnership entertained more than 25 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, near Los Angeles, California; Canada's Wonderland, near Toronto, Canada; Kings Island, near Cincinnati, Ohio; Carowinds, in Charlotte, North Carolina; Dorney Park & Wildwater Kingdom (“Dorney Park”), in Allentown, Pennsylvania; Kings Dominion, near Richmond, Virginia; California's Great America, in Santa Clara, California; Valleyfair, near Minneapolis/St. Paul, Minnesota; Worlds of Fun, in Kansas City, Missouri; and Michigan's Adventure, in Muskegon, Michigan. The Partnership manages and operates Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio, and two separately gated outdoor water parks located adjacent to Cedar Point and Knott's Berry Farm. With limited exceptions, all rides and attractions at the amusement and water parks are owned and operated by the Partnership. The Partnership owns land on which Cedar Point Sports Center is located. The sports park will open in 2017 and will be operated by a third party.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, virtually all of the operating revenues of these parks are generated during an approximately 130- to 140-day operating season. Beginning in 2016, California's Great America extended its operating season to include WinterFest, a new holiday event operating during November and December extending the operating season by approximately 20 to 25 days. In 2017, Carowinds, Worlds of Fun, and Kings Island will also extend their operating seasons to include WinterFest. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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

Description of Parks

Cedar Point
Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, the park is approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Cedar Point is believed to be the largest seasonal amusement park in the United States, measured by the number of rides and attractions and the hourly ride capacity. Attractive to both families and thrill-seekers, the park features 17 world-class roller coasters, including many record-breakers, and three children's areas. Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. The park's market area includes Cleveland, Toledo, Akron and Columbus, Ohio; and Detroit, Grand Rapids, Flint and Lansing, Michigan.

Located adjacent to the park is Soak City, to be renamed in 2017 as Cedar Point Shores Water Park, a separately gated water park that features more than 15 water rides and attractions.

The Partnership also owns and operates four hotels at Cedar Point. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, which is located adjacent to the Causeway entrance to the park. Castaway Bay features tropical, Caribbean theme hotel rooms centered around an indoor water park. The park's largest hotel, the historic Hotel Breakers, has various dining and lounge facilities, a mile-long beach, lake swimming, a conference/meeting center, an indoor pool and two outdoor pools. Located near the Causeway entrance to the park, Breakers Express, renamed Cedar Point's Express Hotel in 2017, is a limited-service seasonal hotel. In addition to Hotel Breakers and Breakers Express, Cedar Point offers the lake-front Sandcastle Suites Hotel, which features suites, a courtyard pool, tennis courts and a contemporary waterfront restaurant.
The Partnership also owns and operates the Cedar Point Marina, Castaway Bay Marina and Lighthouse Point. Cedar Point Marina is a full-service marina and provides dock facilities, including floating docks and full guest amenities. In addition, Cedar Point Marina features two restaurants accessible by the general public. Castaway Bay Marina is a full-service marina. Lighthouse Point offers lake-front cottages, cabins and full-service RV campsites.

The Partnership owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that houses approximately 4,000 of the park's seasonal employees.

Cedar Point Sports Center is a sports park consisting of various playing fields and training areas for soccer, baseball, softball and lacrosse tournaments and clinics in Sandusky, Ohio. The Partnership owns the land on which the sports park is located. The sports park is operated by a third party.

The Partnership owns the acreage from the former Wildwater Kingdom seasonal water-park located near Cleveland, Ohio. The Partnership ceased operations of this water park during the third quarter of 2016. The remaining land is available for sale.

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in late 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population.
The park is renowned for its seasonal events, including a special holiday event, Knott's Merry Farm, and a Halloween event, Knott's Scary Farm, which has been held for more than 40 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey.
Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions.
The Partnership also owns and operates the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm, which features a pool, tennis courts and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in June 2006. It contains numerous attractions, including 15 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up, which includes cultural festivals featuring music artists from around the world.

Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in June 2006. Kings Island is one of the largest seasonal amusement parks in the United States, measured by the number of rides and attractions and the hourly ride capacity. The park features a children's area that has been consistently named the "Best Kids' Area in the World" by Amusement Today. In 2017, Kings Island will host WinterFest, a seasonal event in November and December including holiday shows and festivities. The park's market area includes Cincinnati, Dayton and Columbus, Ohio; Louisville and Lexington, Kentucky; and Indianapolis, Indiana.

Carowinds
Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in June 2006. In 2017, Carowinds will host WinterFest, a seasonal event in November and December including holiday shows and festivities. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina; as well as Greenville and Columbia, South Carolina.

The park also offers Camp Wilderness Resort, a camping area that features a convenience and merchandise store, laundry facilities, and a swimming pool. The campground features RV sites, tent and pop-up sites, and luxury cabins.

Dorney Park
Dorney Park, a combination amusement and water park located in Allentown, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park is one of the largest amusement parks in the Northeastern United States and the park's major markets include Philadelphia, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley, Pennsylvania; New York City; and New Jersey.

Kings Dominion
Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in June 2006. The park's market area includes Richmond and Norfolk, Virginia; Raleigh, North Carolina; Baltimore, Maryland and Washington, D.C.

Additionally, the park offers Kings Dominion Camp Wilderness Campground, a camping area featuring luxury cabins, a swimming pool, playground, volleyball courts, and laundry facilities.

The Partnership also owns a dormitory facility located adjacent to Kings Dominion that houses up to 400 of the park's seasonal employees.

California's Great America
California's Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in June 2006. In 2016, California's Great America hosted the inaugural WinterFest, a seasonal event in November and December including holiday shows and festivities. The park draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

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

Worlds of Fun
Worlds of Fun, which opened in 1973 and was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City, Missouri. In 2017, Worlds of Fun will host WinterFest, a seasonal event in November and December including holiday shows and festivities. Worlds of Fun serves a market area centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

Worlds of Fun also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park with wood-side cottages, log cabins and deluxe RV sites. Included within the Village is a clubhouse with a swimming pool and arcade games.

Michigan's Adventure
Michigan's Adventure, which was acquired by the Partnership in 2001, is the largest amusement park in Michigan. The combination amusement and water park located in Muskegon, Michigan serves a market area principally from central and western Michigan and eastern Indiana.

CAPITAL EXPENDITURES AND WORKING CAPITAL

The Partnership believes that annual park attendance is influenced by annual investments in new attractions. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made from October through May, prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

During the operating season, the Partnership carries significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. Amounts are substantially reduced in non-operating periods. Seasonal working capital needs are funded from current operations and revolving credit facilities. Revolving credit facilities are established at levels sufficient to accommodate the Partnership's peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced with the Partnership's positive cash flow during the seasonal operating period.

COMPETITION

The Partnership competes for discretionary spending with all aspects of the recreation industry within its primary market areas, including other destination and regional amusement parks. The Partnership also competes with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.

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

All rides are operated and inspected daily by both the Partnership's maintenance and ride operations personnel before being placed into operation for our guests. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides pursuant to Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure our standards are being maintained.

EMPLOYEES

The Partnership has approximately 2,100 full-time employees. During the operating season, the Partnership employs in aggregate approximately 43,500 seasonal and part-time employees, many of whom are high school and college students. Approximately 4,000 of Cedar Point's seasonal employees, 400 of Kings Dominion's, and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. Approximately 350 of Dorney Park's seasonal employees, 200 of Carowinds' seasonal employees, 100 of Worlds of Fun's seasonal employees, and 100 of Kings Island's seasonal employees live in dormitories rented by the Partnership. The Partnership maintains training programs for all new employees and believes that it maintains good relations with its employees.

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

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information. See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets. See Note 13 to the Consolidated Financial Statements for condensed financial information for Canada's Wonderland Company.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	58
Matt Ouimet has served as Chief Executive Officer since January 2012 and served as President from June 2011 through October 2016. Before joining Cedar Fair, he served in multiple roles from 2009 through 2010 at Corinthian Colleges, including President and Chief Executive Officer. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from 2006 through 2008. In addition, Matt is a 20-year veteran of the amusement park and hospitality industry, including 17 years at the Walt Disney Company, where he held positions including Senior Vice President, Finance and Business Development, and Chief Financial Officer of the Disney Development Company; Executive General Manager of Disney Vacation Club; and President of Disney Cruise Line and of Disneyland Resort.

Richard A. Zimmerman	56
Richard Zimmerman was promoted to President in October 2016, and has served as Chief Operating Officer since October 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007 and has been with Cedar Fair since 2006. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.

Brian C. Witherow	50
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

Kelley S. Semmelroth	52
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.

Duffield E. Milkie	51
Duff Milkie has served as Executive Vice President and General Counsel since January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to January 2015. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

H. Philip Bender	61
Phil Bender has served as Executive Vice President, Operations since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to being promoted to a corporate executive, he served as Vice President and General Manager of Worlds of Fun / Oceans of Fun from 2000 through 2006.

Robert A. Decker	56
Rob Decker has served as Senior Vice President of Planning & Design since January 2015. Prior to that, he served as Corporate Vice President of Planning & Design since the end of 2002, and he has been with Cedar Fair since 1999. Prior to joining Cedar Fair, Rob served as Design Director at Jack Rouse Associates, Inc., a consultant firm to the entertainment industry, from 1989 through 1999.

David R. Hoffman	48
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Craig A. Heckman	53
Craig Heckman joined Cedar Fair as Senior Vice President, Human Resources in January 2017. Prior to joining Cedar Fair, he served as Vice President, Human Resources for Vestis Retail Group, a retail operator, from December 2014 through December 2016. Prior to joining Vestis Retail Group, Craig served as Vice President, Human Resources - Stores and International for Express/L Brands, a fashion retailer, from 2006 to 2014.

ITEM 1A. RISK FACTORS.

We compete for discretionary spending and discretionary free-time with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
Our parks compete for discretionary spending and discretionary free-time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season-pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance (defined as the number of guest visits to the Partnership's amusement parks and separately gated outdoor water parks) and in-park per capita spending (calculated as all amusement park, outdoor water park, tolls and parking revenues for the amusement park and water park operating seasons divided by total attendance) at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

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
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October. Four of our amusement parks have or will have extended operations into November and December for winter events. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during a 130- to 140-day annual operating season. As a result, when conditions or events described as risk factors occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of 20 years. The loss of services of our key employees could have a material adverse effect on our business.

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
The safety of our guests and employees is one of our top priorities. All of our amusement parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks. Other types of incidents such as food borne illnesses which have either been alleged or proved to be attributable to our parks or our competitors, could adversely affect attendance revenues.

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
The existence of unfavorable general economic conditions, such as high unemployment rates, constrained credit markets, and higher prices for consumer goods, may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme/amusement park industry. The presence of market turmoil, coupled with a reduction of business activity, generally increases our risks related to being an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, including our credit facilities. The soundness of these counter-parties could adversely affect us. Our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

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
As of December 31, 2016, after giving consideration to current outstanding interest-rate swap arrangements, most of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

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

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default under the agreement. At the end of the fourth quarter of 2016 and 2015, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x and 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. The ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of December 31, 2016 and 2015, we were in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement. The 2013 Credit Agreement allows Restricted Payments of up to $60 million annually so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should our pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x.

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
We had $1,568.7 million of outstanding indebtedness as of December 31, 2016 (after giving effect to $15.9 million of outstanding letters of credit under our revolving credit facility).
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Soak City	(1), (3)	Sandusky, Ohio	625	515	110
Knott's Berry Farm Knott's Soak City-Orange County		Buena Park, California	175	175	—
Kings Island		Mason, Ohio	680	330	350
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Dominion		Doswell, Virginia	740	280	460
Dorney Park		Allentown, Pennsylvania	210	180	30
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Valleyfair		Shakopee, Minnesota	190	110	80
Worlds of Fun Oceans of Fun		Kansas City, Missouri	350	250	100
California's Great America	(2)	Santa Clara, California	165	165	—
Michigan's Adventure		Muskegon, Michigan	260	120	140

(1) Cedar Point and Soak City are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 260 acres of property on the mainland adjoining the approach to the Cedar Point Causeway with approximately 110 acres undeveloped. The Breakers Express hotel, the Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, two seasonal-employee housing complexes, and the Cedar Point Sports Center are located on this property.

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

(2) The Partnership leases the land at California's Great America from the City of Santa Clara through a long-term lease agreement that is renewable in 2039 with options to terminate at the Partnership's discretion.

(3) In addition to the acreage above, the Partnership also owns approximately 670 acres in Aurora, Ohio (near Cleveland, Ohio) which is available for sale. The land is the location of the former Wildwater Kingdom waterpark. See Note 3 to the Consolidated Financial Statements for further information regarding the closure of the waterpark.

All of the Partnership's property is owned in fee simple, with the exception of California's Great America in Santa Clara, California and portions of the six-mile public highway that serves as secondary access route to Cedar Point, and is encumbered by the Partnership's 2013 Credit Agreement. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 2, 2017, there were approximately 5,500 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Attention is directed to Item 12 in this Form 10-K for information regarding the Partnership's equity incentive plan, which information is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

Quarters		LP Unit Price
	Distributions per LP Unit	High	Low
2016
Fourth Quarter	$0.855	$64.90	$56.23
Third Quarter	0.825	63.40	56.30
Second Quarter	0.825	60.03	56.17
First Quarter	0.825	60.23	48.46

2015
Fourth Quarter	$0.825	$59.00	$50.60
Third Quarter	0.750	58.12	48.94
Second Quarter	0.750	60.64	54.78
First Quarter	0.750	58.94	47.00

The Partnership's 2013 Credit Agreement includes provisions that allow the Partnership to make Restricted Payments up to $60 million annually at the discretion of the Board of Directors, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x.

Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership's ability to make additional Restricted Payments is permitted should the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 30, 2011.

	Base Period	Return
	2011	2012	2013	2014	2015	2016
Cedar Fair, L.P.	$100.00	$163.76	$257.55	$263.18	$324.45	$393.98
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 400	100.00	117.88	157.37	172.74	168.98	204.03
S&P Movies and Entertainment	100.00	134.64	209.45	246.78	223.97	245.01

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2016	2015 (1)	2014 (2)	2013 (3)	2012 (4)
	(In thousands, except per unit and per capita amounts)
Statement of Operations
Net revenues	$1,288,721	$1,235,778	$1,159,605	$1,134,572	$1,068,454
Operating income	316,939	295,331	278,332	301,761	233,675
Income before taxes	249,106	134,414	114,100	128,447	133,614
Net income	177,688	112,222	104,215	108,204	101,857
Net income per unit - basic	$3.18	$2.01	$1.88	$1.95	$1.83
Net income per unit - diluted	$3.14	$1.99	$1.86	$1.94	$1.82
Balance Sheet Data
Total assets	$1,973,181	$1,963,020	$2,004,448	$1,975,406	$1,964,475
Working capital surplus (deficit)	(47,007)	(14,645)	(3,767)	18,023	(5,280)
Long-term debt	1,534,211	1,536,676	1,534,244	1,491,086	1,484,974
Partners' equity	60,519	57,009	96,217	139,131	154,451
Distributions
Declared per limited partner unit	$3.33	$3.08	$2.85	$2.58	$1.60
Paid per limited partner unit	$3.33	$3.08	$2.85	$2.58	$1.60
Other Data
Depreciation and amortization	$131,876	$125,631	$124,286	$122,487	$126,306
Adjusted EBITDA (5)	481,248	459,238	431,280	425,430	390,954
Capital expenditures	160,656	175,865	166,719	120,488	96,232
Attendance (6)	25,104	24,448	23,305	23,519	23,300
In-park per capita spending (7)	$46.90	$46.20	$45.54	$44.15	$41.95

(1)
Operating results for 2015 include a non-cash charge of $8.6 million for the impairment of a long-lived asset at Cedar Point. Balance Sheet Data measures for 2015 have been restated to include the impact of ASU 2015-03 resulting in the reclassification of unamortized debt issuance cost amounts from other assets to long-term debt of $19.7 million, and to include the impact of ASU 2015-17 resulting in the reclassification of current deferred tax assets to net against deferred tax liabilities which reduced both amounts by $12.2 million.

(2)
Operating results for 2014 include a charge of $29.3 million for the loss on early debt extinguishment and a non-cash charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom. Balance Sheet Data measures for 2014 have been restated to include the impact of ASU 2015-03 resulting in the reclassification of unamortized debt issuance cost amounts from other assets to long-term debt of $24.6 million, and to include the impact of ASU 2015-17 resulting in the reclassification of current deferred tax assets to net against deferred tax liabilities which reduced both amounts by $9.3 million.

(3)
Operating results for 2013 include a non-cash charge of $34.6 million for the loss on early debt extinguishment. Balance Sheet Data measures for 2013 have been restated to include the impact of ASU 2015-03 resulting in the reclassification of unamortized debt issuance cost amounts from other assets to long-term debt of $29.5 million, and to include the impact of ASU 2015-17 resulting in the reclassification of current deferred tax assets to net against deferred tax liabilities which reduced both amounts by $9.7 million.

(4)
Operating results for 2012 include a non-cash charge of $25.0 million for the impairment of long-lived assets at Wildwater Kingdom. Balance Sheet Data measures for 2012 have been restated to include the impact of ASU 2015-03 resulting in the reclassification of unamortized debt issuance cost amounts from other assets to long-term debt of $47.2 million, and to include the impact of ASU 2015-17 resulting in the reclassification of current deferred tax assets to net against deferred tax liabilities which reduced both amounts by $8.2 million.

(5)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2013 Credit Agreement. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of the Partnership's operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to Adjusted EBITDA is provided below.

(6)	Attendance includes number of guest visits to the Partnership's amusement parks and separately gated outdoor water parks.

(7)
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, excluding the expense related to concessionaire arrangements, divided by total attendance. Revenues from resort, marina, sponsorship and all other out-of-park operations are excluded from per capita statistics.

We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2013 Credit Agreement) is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Years Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Net income	$177,688	$112,222	$104,215	$108,204	$101,857
Interest expense	83,863	86,849	96,286	103,071	110,619
Interest income	(177)	(64)	(126)	(154)	(68)
Provision for taxes	71,418	22,192	9,885	20,243	31,757
Depreciation and amortization	131,876	125,631	124,286	122,487	126,306
EBITDA	464,668	346,830	334,546	353,851	370,471
Loss on early debt extinguishment	—	—	29,261	34,573	—
Net effect of swaps	(1,197)	(6,884)	(2,062)	6,883	(1,492)
Non-cash foreign currency (gain) loss	(14,345)	80,946	40,883	29,085	(9,181)
Equity-based compensation	18,496	15,470	12,536	5,535	3,265
Loss on impairment/retirement of fixed assets, net	12,587	20,873	9,757	2,539	30,336
Gain on sale of other assets	—	—	(921)	(8,743)	(6,625)
Class action settlement costs	—	259	4,953	—	—
Other (1)	1,039	1,744	2,327	1,707	4,180
Adjusted EBITDA	$481,248	$459,238	$431,280	$425,430	$390,954

(1) Consists of certain costs as defined in the Company's 2013 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, contract termination costs, and severance expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, extra-charge attractions, and food and other attractions outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities and insurance, are relatively fixed and do not vary significantly with attendance.

Each of our properties is overseen by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis.

Along with attendance and per capita spending statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President of Operations, Regional Vice Presidents and the park general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

	Years Ended December 31,
	2016		2015		2014
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$716,189	55.6%	$687,442	55.6%	$661,455	57.0%
Food, merchandise and games	407,673	31.6%	398,019	32.2%	365,528	31.5%
Accommodations, extra-charge products and other	164,859	12.8%	150,317	12.2%	132,622	11.4%
Net revenues	1,288,721	100.0%	1,235,778	100.0%	1,159,605	100.0%
Operating costs and expenses	827,319	64.2%	793,943	64.2%	748,151	64.5%
Depreciation and amortization	131,876	10.2%	125,631	10.2%	124,286	10.7%
Loss on impairment / retirement of fixed assets, net	12,587	1.0%	20,873	1.7%	9,757	0.8%
Gain on sale of other assets	—	—%	—	—%	(921)	(0.1)%
Operating income	316,939	24.6%	295,331	23.9%	278,332	24.0%
Interest and other expense, net	83,686	6.5%	86,785	7.0%	96,160	8.3%
Net effect of swaps	(1,197)	(0.1)%	(6,884)	(0.6)%	(2,062)	(0.2)%
Loss on early debt extinguishment	—	—%	—	—%	29,261	2.5%
Unrealized / realized foreign currency (gain) loss	(14,656)	(1.1)%	81,016	6.6%	40,873	3.5%
Provision for taxes	71,418	5.5%	22,192	1.8%	9,885	0.9%
Net income	$177,688	13.8%	$112,222	9.1%	$104,215	9.0%
Other data:
Attendance	25,104		24,448		23,305
In-park per capita spending	$46.90		$46.20		$45.54

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results or involve a higher degree of judgment and complexity (see Note 2 to our Consolidated Financial Statements for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates and assumptions.

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

At the end of the fourth quarter of 2014, the Partnership concluded based on 2014 operating results and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that the park's fixed assets, excluding land, were impaired by $2.4 million. A charge for this amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

During the third quarter of 2016, the Partnership ceased operations of Wildwater Kingdom. At the closure date, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land has an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. The associated acreage is classified as assets held-for-sale within "Other Assets" in the consolidated balance sheet.

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

We completed the review of goodwill and other indefinite-lived intangibles as of the first day of the fourth quarter of 2016 and 2015 and determined goodwill and other indefinite-lived intangibles were not impaired at these testing dates.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our reporting units (parks), could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon our own claims data history. All self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

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

Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Any ineffectiveness is recognized immediately in income. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through “Net effect of swaps”. Additionally, the “Accumulated other comprehensive income (loss)” related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap, and reported as a component of “Net effect of swaps” in the consolidated statements of operations.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2015, we had recorded a $5.7 million valuation allowance related to a $7.6 million deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During the third quarter of 2016, the Partnership recognized a $1.5 million tax benefit per a release of valuation allowance based on management's updated projection of future foreign tax credit utilization. As of December 31, 2016, we had recorded a $4.2 million valuation allowance related to a $7.7 million deferred tax asset for foreign tax credit carryforwards.

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

Results of Operations

We believe the following are significant measures in the structure of our management and operational reporting, and they are used as major factors in key operational decisions:

Attendance is defined as the number of guest visits to the Partnership's amusement parks and separately gated outdoor water parks.

In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, divided by total attendance.

Out-of-park revenues are defined as revenues from resort, marina, sponsorship and all other out-of-park operations.

Both in-park per capita and out-of-park revenues exclude amounts remitted for concessionaire arrangements.

2016 vs. 2015

The following table presents key operating and financial information for the years ended December 31, 2016 and 2015:

			Increase (Decrease)
	12/31/2016	12/31/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,288,721	$1,235,778	$52,943	4.3%
Operating costs and expenses	827,319	793,943	33,376	4.2%
Depreciation and amortization	131,876	125,631	6,245	5.0%
Loss on impairment/retirement of fixed assets, net	12,587	20,873	(8,286)	N/M
Operating income	$316,939	$295,331	$21,608	7.3%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$481,248	$459,238	$22,010	4.8%
Adjusted EBITDA margin (2)	37.3%	37.2%	—	0.1%
Attendance	25,104	24,448	656	2.7%
In-park per capita spending	$46.90	$46.20	$0.70	1.5%
Out-of-park revenues	$146,137	$137,698	$8,439	6.1%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 15.
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

Consolidated net revenues totaled $1,288.7 million in 2016, increasing $52.9 million, from $1,235.8 million in 2015. This reflects an increase in both attendance and in-park per capita spending, as well as an increase in out-of park revenues compared to the prior year. The 656,000 visit, or 2.7%, increase in attendance was driven by higher season pass visitation as the result of new rides and attractions, including live entertainment and multi-week special events during the traditional summer season, as well as growth in our fall and winter seasonal events. The new WinterFest event at California's Great America resulted in incremental attendance and revenue and some shifting of season pass related revenue into the fourth quarter. We expect this to also occur as new WinterFest events open at three additional parks in 2017. The $0.70, or 1.5%, increase in in-park per capita spending was attributable to increases in admissions pricing and growth in our food and beverage programs. The $8.4 million, or 6.1%, increase in out-of-park revenues reflects favorable performance at our resort properties, increased transaction fees from on-line advanced purchases, an increase in special events at several parks, and proceeds received from a business interruption claim relating to an early season electrical outage at Cedar Point. The overall increase in net revenues is net of an unfavorable impact of foreign currency exchange rates of $3.7 million related to our Canadian property for fiscal year 2016 compared to the impact of foreign currency for fiscal year 2015.

Operating costs and expenses for the year increased 4.2%, or $33.4 million, to $827.3 million from $793.9 million for 2015. The increase is the result of a $1.8 million increase in cost of goods sold, a $21.3 million increase in operating expenses, and a $10.3 million increase in selling, general, and administrative expenses ("SG&A"). The $1.8 million increase in cost of goods sold relates to the higher attendance levels, as well as additional volume in our meal and beverage plan programs. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both periods. The $21.3 million increase in operating expenses was primarily due to higher seasonal and maintenance labor costs. These costs increased due to planned market-based adjustments and statutory minimum-wage rate increases along with related employer taxes. The $10.3 million increase in SG&A expense was primarily due to increases in media and other marketing costs, technology related costs, and higher e-commerce and merchant fees. The increase in operating costs and expenses is net of a favorable impact of foreign currency exchange rates of $2.3 million related to our Canadian property for fiscal year 2016 compared to the impact of foreign currency for fiscal year 2015.

Depreciation and amortization expense for 2016 increased $6.2 million compared to the prior year due to growth in capital improvements. The loss on impairment / retirement of fixed assets, net for 2016 was $12.6 million, reflecting the impairment of assets in the normal course of business at several of our properties, as compared to $20.9 million in 2015 which reflected an $8.6 million impairment for a certain long-lived asset at Cedar Point (as discussed in detail in Note 3 to our Consolidated Financial Statements), as well as the retirement of assets during the period at several of our properties.

After the items above, operating income increased $21.6 million to $316.9 million for 2016 from operating income of $295.3 million for 2015.

Interest expense for 2016 decreased to $83.9 million from $86.8 million in 2015 relating to a decline in the outstanding notional amounts of our derivative contracts and the corresponding reductions in required settlement payments. The net effect of our swaps resulted in a non-cash benefit to earnings of $1.2 million for 2016 compared with a $6.9 million non-cash benefit to earnings for 2015. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the year, we also recognized a $14.7 million net benefit to earnings for unrealized/realized foreign currency compared with a $81.0 million charge to earnings for 2015. Amounts in both periods primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

For 2016, a provision for taxes of $71.4 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded for 2015 of $22.2 million. This increase in tax provision in the current year relates largely to improved operating results and the full utilization of net operating loss carryforwards during 2015, and to accounting for a change in U.S. tax law that increased the provision by $7.4 million. Cash taxes paid in 2016 were $44.5 million compared to $20.0 million in 2015. For 2017, cash taxes to be paid or payable are estimated to range from $55 million to $65 million. The increase in cash taxes relates to continuing strong business performance.

After the items above, net income for 2016 totaled $177.7 million, or $3.14 per diluted limited partner unit, compared with net income of $112.2 million, or $1.99 per diluted unit, for 2015.

For 2016, Adjusted EBITDA increased to $481.2 million from $459.2 million for 2015. The $22.0 million increase in Adjusted EBITDA is a result of higher attendance, in particular from growth in the Partnership's fall and winter seasonal events, higher in-park per capita spending, and stronger out-of-park revenues compared to the prior year. Partially offsetting these revenue increases were increases in operating costs and expenses associated with planned increases in labor costs, higher attendance, and other spending on marketing, technology and e-commerce fees. Over this same period, our Adjusted EBITDA margin increased by 10 basis points as a result of increased attendance and guest spending trends, offset by higher labor costs described above.

Results of Operations

2015 vs. 2014

The following table presents key operating and financial information for the years ended December 31, 2015 and 2014:

			Increase (Decrease)
	12/31/2015	12/31/2014	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,235,778	$1,159,605	$76,173	6.6%
Operating costs and expenses	793,943	748,151	45,792	6.1%
Depreciation and amortization	125,631	124,286	1,345	1.1%
Loss on impairment/retirement of fixed assets, net	20,873	9,757	11,116	N/M
Gain on sale of other assets	—	(921)	921	N/M
Operating income	$295,331	$278,332	$16,999	6.1%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$459,238	$431,280	$27,958	6.5%
Adjusted EBITDA margin (2)	37.2%	37.2%	—	—%
Attendance	24,448	23,305	1,143	4.9%
In-park per capita spending	$46.20	$45.54	$0.66	1.4%
Out-of-park revenue	$137,698	$127,156	$10,542	8.3%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 15.
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

Consolidated net revenues totaled $1,235.8 million in 2015, increasing $76.2 million, from $1,159.6 million in 2014. This reflected an increase in attendance and in-park per capita spending and an increase in out-of park revenues compared to 2014. Attendance for the year was positively impacted by strong season pass visitation, which we believe was driven by our strong capital program. The 1.4%, or $0.66, increase in in-park per capita spending was mainly attributable to the continued increases in admissions pricing and growth in our food and beverage programs. The 8.3%, or $10.5 million, increase in out-of-park revenues was due primarily to improved results at our resort properties, in particular at Hotel Breakers at Cedar Point. The increase in net revenues was net of a $20.1 million unfavorable impact of foreign currency exchange in 2015 compared to 2014.

Operating costs and expenses in 2015 increased $45.8 million, or 6.1%, to $739.9 million from $748.2 million in 2014. The increase was the result of a $9.6 million increase in cost of goods sold, a $21.5 million increase in operating expenses, and a $14.6 million increase in selling, general, and administrative expenses ("SG&A"). The $9.6 million increase in cost of goods sold was largely related to increases in attendance levels. Cost of goods sold as a percentage of revenues was comparable for both years. The $21.5 million increase in operating expenses was due to several items. First, we experienced an increase in labor costs due to normal merit increases, market-based and minimum-wage rate increases, and additional operating hours. Second, maintenance expense increased primarily due to increases in ride maintenance and infrastructure improvements, in particular at Cedar Point. Third, operating supplies increased primarily due to increased attendance and operating hours year-over-year. Lastly, self-insurance costs increased due to increases in estimated reserves based on higher attendance volume and wage levels. The $14.6 million increase in SG&A was primarily due to two items. First, we experienced an increase in labor costs due to normal merit increases and incentive compensation. Second, operating supplies increased due primarily to costs associated with special event promotional activities, continued expenditures related to our technology and security initiatives, and merchant fees. The increase in operating costs and expenses was net of a $10.2 million favorable impact of foreign currency exchange in 2015 compared to 2014.

Depreciation and amortization expense for 2015 increased 1.1%, or $1.3 million. Loss on impairment/retirement of fixed assets, net for 2015 was $20.9 million, reflecting the impairment of a certain long-lived asset at Cedar Point (as discussed in detail in Note 3 to our Consolidated Financial Statements) and the retirement of assets during the period at several of our properties, as compared to $9.8 million in 2014 which reflected a $2.4 million impairment of assets at Wildwater Kingdom and the retirement of assets during the period at several of our properties.

After the items above, operating income for the period decreased $17.0 million to $295.3 million for 2015 from operating income of $278.3 million for 2014.

Interest expense for 2015 decreased by $9.4 million to $86.8 million, from $96.3 million for 2014. The decrease was due to the lower interest rate on the June 2014 notes compared to the July 2010 notes which were outstanding for half of 2014.

The net effect of our swaps resulted in a non-cash benefit to earnings of $6.9 million for 2015 compared with a $2.1 million non-cash benefit to earnings for 2014. The difference reflected the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During 2015, we also recognized a $81.0 million charge to earnings for unrealized/realized foreign currency losses compared with a $40.9 million charge to earnings for 2014. Both amounts primarily represented foreign currency movements on the U.S.-dollar denominated debt held at our Canadian property.

For 2015, a provision for taxes of $22.2 million was recorded to account for publicly traded partnership ("PTP") taxes and income taxes on our corporate subsidiaries. This compares to a provision for taxes recorded for 2014 of $9.9 million. This increase in tax provision in 2015 related largely to improved operating results and due to the valuation allowance reduction of $1.1 million recorded in 2014. Cash taxes paid in 2015 were $20.0 million compared to $11.2 million in 2014.

After the items above, net income for 2015 totaled $112.2 million, or $1.99 per diluted limited partner unit, compared with net income of $104.2 million, or $1.86 per diluted unit, for 2014.

For 2015, Adjusted EBITDA increased to $459.2 million from $431.3 million for 2014. The $28.0 million increase in Adjusted EBITDA was a direct result of higher attendance, higher in-park per capita spending, and stronger out-of-park revenues compared to 2014. Partially offsetting these revenue increases were increases in operating costs and expenses associated with increased labor, initiatives, and other planned year-over-year cost increases. Over this same period, our Adjusted EBITDA margin remained flat.

Financial Condition

We ended 2016 in sound condition with respect to both liquidity and cash flow. The working capital ratio (current assets divided by current liabilities) was 0.8 as of December 31, 2016 and was 0.9 as of December 31, 2015. Receivables and inventories are at normally low seasonal levels and cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities

Net cash from operating activities in 2016 increased $15.2 million to $357.4 million from $342.2 million in 2015. The increase in operating cash flows between years was primarily attributable to changes in working capital.

Net cash from operating activities in 2015 increased $5.1 million to $342.2 million from $337.1 million in 2014. The increase in operating cash flows between years was primarily attributable to the increase in the operating results of our parks in 2015 over 2014 and a decrease in interest payments.

Investing Activities

Investing activities consist principally of capital investments we make in our parks and resort properties. During 2016, cash spent on capital expenditures totaled $160.7 million as we continued to reinvest in our properties. During 2016, we also purchased identifiable intangible assets for $0.6 million. During 2015, cash spent on capital expenditures totaled $175.9 million. During 2015, we also purchased a preferred equity investment in a non-public entity for $2.0 million. During 2014, cash spent on capital expenditures totaled $166.7 million. During 2014, we also sold a non-core asset for net proceeds of $1.4 million.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in in-park per capita spending and revenues from guest accommodations. For the 2017 operating season, we will be investing approximately $135 million on infrastructure and marketable capital, and anticipate investing an additional $30 million to $40 million as we invest in incremental opportunities such as WinterFest, resort properties and sports facilities. Infrastructure and marketable capital investments will include a new world-class wooden roller coaster at Kings Island, Mystic Timbers, an expanded and newly themed water park at Cedar Point (renamed Cedar Point Shores Water Park), an expanded water park at Knott's Berry Farm, and many other new attractions at all of our parks. As stated, we are also looking forward to Carowinds, Worlds of Fun and Kings Island joining California's Great America in extending their seasons with a new WinterFest holiday event. In addition, the inaugural season of Cedar Point Sports Center, a state-of-the-art youth sporting complex with multi-purpose fields for various events and tournaments, will occur in 2017. Lastly, in combination with the new sports park, the Partnership has begun the expansion of Cedar Point's resort accommodations, including a complete transformation of Breakers Express into Cedar Point's Express Hotel in 2017.

Financing Activities

Net cash utilized for financing activities in 2016 totaled $193.6 million, compared with $174.2 million in 2015. This increase in net cash utilized for financing activities is due to an increase in distributions paid to partners in 2016, as well as a $6.0 million pre-payment of term debt in the current year.

Net cash utilized for financing activities in 2015 totaled $174.2 million, compared with $155.2 million in 2014. This increase in net cash utilized for financing activities is due to an increase in distributions paid to partners in 2015.

Liquidity and Capital Resources

In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024. The net proceeds from the offering of the June 2014 notes were used to redeem in full all of the Partnership’s $405 million of 9.125% July 2010 senior unsecured notes that were scheduled to mature in 2018, to satisfy and discharge the indenture governing the notes that were redeemed and for general corporate purposes.

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

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021. Concurrently with this offering, we entered into an $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and bear an interest rate at a rate of London InterBank Offering Rate ("LIBOR") plus 250 basis points (bps) with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. The net proceeds from the notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit agreement are collateralized by substantially all of the assets of the Partnership.

The Partnership's March 2013 notes pay interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes may be redeemed, in whole or in part, at any time prior to March 15, 2017 at a price equal to 103.938% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. The notes may be redeemed after this date, in whole or in part, at various prices depending on the date redeemed.

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

As of December 31, 2016, before reduction for debt issuance costs, we had $602.9 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. As of December 31, 2015, before reduction of debt issuance costs, we had $608.9 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $15.9 million at December 31, 2016 and $16.3 million at December 31, 2015, we had available borrowings under our revolving credit facility of $239.1 million and $238.7 million respectively. The maximum outstanding balances under our revolving credit facility was $101.0 million during 2016 and $85.0 million during 2015. During the second quarter of 2016, $6.0 million of term debt was prepaid, which has resulted in no principal payments due until the third quarter of 2017.

As of December 31, 2016, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to fixed rates. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. In January 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years and fix LIBOR at a rate of 2.64%. As of December 31, 2015, the four interest rate swap agreements, prior to amendment, were designated as cash flow hedges, matured on December 31, 2018 and fixed LIBOR at a weighted average rate of 2.94%. Additional detail regarding our swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

On December 31, 2016, the fair market value of our swap portfolio was a liability of $17.7 million compared to a liability of $22.9 million in 2015. The fair value of our swap portfolio at 2016 and 2015 was classified as long-term and recorded in "Derivative Liability". Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the fourth quarter of 2016 and 2015, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x and 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. This required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of December 31, 2016 and 2015, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should the Partnership's pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and our ability to make additional Restricted Payments is permitted should the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

In accordance with these debt provisions, on November 2, 2016, we announced the declaration of a distribution of $0.855 per limited partner unit, which was paid on December 15, 2016. Also, on February 22, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which will be payable on March 15, 2017.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) as of December 31, 2016:

	Payments Due by Period
(In thousands)	Total	2017	2018-2019	2020-2021	2022 - Thereafter

Long-term debt (1)	$1,962,500	$86,186	$178,799	$1,186,702	$510,813
Capital expenditures (2)	50,236	35,005	15,231	—	—
Lease & other obligations (3)	150,828	24,391	17,030	12,749	96,658
Total	$2,163,564	$145,582	$211,060	$1,199,451	$607,471

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming current LIBOR interest rates, and the impact of our various derivative contracts. See Note 5 to our Consolidated Financial Statements for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2016.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $15.9 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2016. We have no other significant off-balance sheet financing arrangements.

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

As of December 31, 2016, before reduction for debt issuance costs, we had $950.0 million of fixed-rate senior unsecured notes and $602.9 million of variable-rate term debt. After considering the impact of interest rate swap agreements, most of our outstanding long-term debt represents fixed-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $23 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $6.3 million in annual cash interest costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading “Quantitative and Qualitative Disclosures about Market Risk” under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 27 of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2016 and 2015 are presented in the table below (in thousands, except per unit amounts):

Unaudited	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2016
1st Quarter	$58,438	$(65,818)	$(48,486)	$(0.87)	$(0.87)
2nd Quarter	388,034	94,858	57,983	1.04	1.03
3rd Quarter	650,283	267,795	174,987	3.13	3.10
4th Quarter (1)	191,966	20,104	(6,796)	(0.12)	(0.12)
2016 Total	$1,288,721	$316,939	$177,688	3.18	3.14

2015
1st Quarter	$46,817	$(69,633)	$(83,833)	$(1.50)	$(1.50)
2nd Quarter	377,408	93,027	57,583	1.03	1.02
3rd Quarter	644,637	277,692	164,151	2.94	2.92
4th Quarter (2)	166,916	(5,755)	(25,679)	(0.46)	(0.46)
2015 Total	$1,235,778	$295,331	$112,222	2.01	1.99

(1)	The fourth quarter of 2016 includes favorable results from fall and winter seasonal events as well as the benefit of strong post-season expense management.

(2)	The fourth quarter of 2015 included a non-cash charge of $8.6 million for the impairment of a long-lived asset at Cedar Point.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cedar Fair, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Partnership's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 24, 2017

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2016	12/31/2015
ASSETS
Current Assets:
Cash and cash equivalents	$122,716	$119,557
Receivables	35,414	29,494
Inventories	26,276	25,029
Other current assets	11,270	9,946
	195,676	184,026
Property and Equipment:
Land	265,961	267,782
Land improvements	402,013	381,191
Buildings	663,982	647,514
Rides and equipment	1,643,770	1,561,234
Construction in progress	58,299	50,962
	3,034,025	2,908,683
Less accumulated depreciation	(1,494,805)	(1,393,805)
	1,539,220	1,514,878
Goodwill	179,660	210,811
Other Intangibles, net	37,837	35,895
Other Assets	20,788	17,410
	$1,973,181	$1,963,020
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,775	$2,475
Accounts payable	20,851	17,122
Deferred revenue	82,765	69,514
Accrued interest	9,986	9,910
Accrued taxes	58,958	41,937
Accrued salaries, wages and benefits	30,358	26,916
Self-insurance reserves	27,063	23,996
Other accrued liabilities	9,927	6,801
	242,683	198,671
Deferred Tax Liability	104,885	129,763
Derivative Liability	17,721	22,918
Other Liabilities	13,162	17,983
Long-Term Debt:
Term debt	594,228	598,346
Notes	939,983	938,330
	1,534,211	1,536,676
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	—
Limited partners, 56,201 and 56,018 units outstanding at December 31, 2016 and December 31, 2015, respectively	52,288	48,428
Accumulated other comprehensive income	2,941	3,291
	60,519	57,009
	$1,973,181	$1,963,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2016	2015	2014
Net revenues:
Admissions	$716,189	$687,442	$661,455
Food, merchandise and games	407,673	398,019	365,528
Accommodations, extra-charge products and other	164,859	150,317	132,622
	1,288,721	1,235,778	1,159,605
Costs and expenses:
Cost of food, merchandise and games revenues	106,608	104,827	95,208
Operating expenses	538,881	517,626	496,079
Selling, general and administrative	181,830	171,490	156,864
Depreciation and amortization	131,876	125,631	124,286
Loss on impairment / retirement of fixed assets, net	12,587	20,873	9,757
Gain on sale of other assets	—	—	(921)
	971,782	940,447	881,273
Operating income	316,939	295,331	278,332
Interest expense	83,863	86,849	96,286
Net effect of swaps	(1,197)	(6,884)	(2,062)
Loss on early debt extinguishment	—	—	29,261
Unrealized/realized foreign currency (gain) loss	(14,656)	81,016	40,873
Interest income	(177)	(64)	(126)
Income before taxes	249,106	134,414	114,100
Provision for taxes	71,418	22,192	9,885
Net income	177,688	112,222	104,215
Net income allocated to general partner	2	1	1
Net income allocated to limited partners	$177,686	$112,221	$104,214

Net income	$177,688	$112,222	$104,215
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	16,655	5,931
Unrealized gain (loss) on cash flow hedging derivatives	3,350	(2,734)	(1,553)
Other comprehensive income (loss), (net of tax)	(350)	13,921	4,378
Total comprehensive income	$177,338	$126,143	$108,593
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	55,933	55,745	55,548
Net income per limited partner unit	$3.18	$2.01	$1.88
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	56,562	56,362	55,992
Net income per limited partner unit	$3.14	$1.99	$1.86

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,688	$112,222	$104,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,876	125,631	124,286
Loss on early debt extinguishment	—	—	29,261
Non-cash foreign currency (gain) loss on debt	(14,771)	81,608	39,088
Non-cash equity based compensation expense	10,958	7,265	9,668
Non-cash deferred income tax expense (benefit)	10,662	(16,056)	(2,961)
Other non-cash expenses	13,300	15,321	11,236
Change in operating assets and liabilities:
(Increase) decrease in receivables	(5,887)	(2,276)	(6,235)
(Increase) decrease in inventories	(1,208)	607	46
(Increase) decrease in other assets	(53)	(875)	3,021
Increase (decrease) in accounts payable	(407)	3,243	884
Increase (decrease) in deferred revenue	13,099	9,149	16,965
Increase (decrease) in accrued interest	13	359	(12,554)
Increase (decrease) in accrued taxes	16,888	20,965	2,319
Increase (decrease) in accrued salaries and wages	5,804	(6,997)	4,998
Increase (decrease) in self-insurance reserves	3,026	881	(133)
Increase (decrease) in other liabilities	(3,561)	(8,830)	12,999
Net cash from operating activities	357,427	342,217	337,103
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	$(160,656)	$(175,865)	$(166,719)
Proceeds from sale of assets	—	—	1,377
Purchase of preferred equity investment	—	(2,000)	—
Purchase of identifiable intangible assets	(577)	—	—
Net cash for investing activities	(161,233)	(177,865)	(165,342)
CASH FLOWS FOR FINANCING ACTIVITIES
Note borrowings	—	—	450,000
Term debt payments	(6,000)	—	(10,000)
Note payments, including early termination penalties	—	—	(426,148)
Distributions paid to partners	(187,182)	(172,614)	(159,432)
Payment of debt issuance costs	—	—	(9,795)
Tax effect of units involved in treasury unit transactions	(422)	(1,589)	140
Net cash for financing activities	(193,604)	(174,203)	(155,235)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	569	(2,432)	(2,742)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	3,159	(12,283)	13,784
Balance, beginning of year	119,557	131,840	118,056
Balance, end of year	$122,716	$119,557	$131,840

SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$82,015	$84,963	$104,198
Interest capitalized	2,331	3,094	2,983
Cash payments for income taxes, net of refunds	44,502	19,976	11,162
Capital expenditures in accounts payable	5,425	2,357	12,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

	Years Ended December 31,
	2016	2015	2014

Limited Partnership Units Outstanding
Beginning balance	56,018	55,828	55,716
Limited partnership unit options exercised	46	50	19
Limited partnership unit forfeitures	(1)	(1)	(2)
Issuance of limited partnership units related to compensation	138	141	95
	56,201	56,018	55,828
Limited Partners’ Equity
Beginning balance	$48,428	$101,556	$148,847
Net income	177,686	112,221	104,214
Partnership distribution declared (2016 - $3.33; 2015 - $3.08; 2014 - $2.85)	(187,180)	(172,614)	(159,430)
Expense recognized for limited partnership unit options	5	580	890
Tax effect of units involved in treasury unit transactions	(422)	(1,589)	140
Issuance of limited partnership units related to compensation	13,771	8,274	6,895
	52,288	48,428	101,556
General Partner’s Equity
Beginning balance	—	1	2
Partnership distribution declared	(2)	(2)	(2)
Net income	2	1	1
	—	—	1
Special L.P. Interests	5,290	5,290	5,290
Accumulated Other Comprehensive Income (Loss)
Cumulative foreign currency translation adjustment:
Beginning balance	22,591	5,936	5
Current year activity, net of tax ($2,127 in 2016; ($9,050) in 2015; ($3,410) in 2014)	(3,700)	16,655	5,931
	18,891	22,591	5,936
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(19,300)	(16,566)	(15,013)
Current year activity, net of tax (($650) in 2016; $625 in 2015; $288 in 2014)	3,350	(2,734)	(1,553)
	(15,950)	(19,300)	(16,566)
	2,941	3,291	(10,630)
Total Partners’ Equity	$60,519	$57,009	$96,217
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. At December 31, 2016 there were 56,200,555 outstanding limited partnership units listed on The New York Stock Exchange, net of 861,428 units held in treasury. At December 31, 2015, there were 56,017,824 outstanding limited partnership units listed, net of 1,044,159 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's 2013 Credit Agreement, the General Partner paid $3.33 per limited partner unit in distributions, or approximately $187.2 million in aggregate, in 2016.

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

In 2016, the Partnership recognized a $14.7 million benefit to earnings for unrealized/realized foreign currency gains, $14.8 million of which related to U.S.-dollar denominated debt held at its Canadian property. In 2015, the Partnership recognized a $81.0 million charge to earnings for unrealized/realized foreign currency losses, $81.6 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated debt held at its Canadian property. In 2014, the Partnership recognized a $40.9 million charge to earnings for unrealized/realized foreign currency losses, $39.1 million of which represented an unrealized foreign currency loss on the U.S.-dollar denominated debt held at its Canadian property. All other foreign currency transaction gains and losses included in the 2016, 2015 and 2014 consolidated statements of operations were not material.

Segment Reporting
Each of the Partnership's parks operates autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In addition to reviewing and evaluating performance of the business at the individual park level, the structure of the Partnership's management incentive compensation systems are centered around the operating results of each park as an integrated operating unit. Therefore, each park represents a separate operating segment of the Partnership's business. Although the Partnership manages its parks with a high degree of autonomy, each park offers and markets a similar collection of products and services to similar customers. In addition, the parks all have similar economic characteristics, in that they all show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating costs and operating profit. Therefore, the Partnership operates within a single reportable segment of amusement/water parks with accompanying resort facilities.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $131.2 million in 2016, $125.5 million in 2015, and $124.3 million in 2014.

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

Goodwill
FASB ASC 350 “Intangibles - Goodwill and Other” requires that goodwill be tested for impairment. An impairment charge would be recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The fair value of a reporting unit and the related implied fair value of its respective goodwill are established using a combination of an income (discounted cash flow) approach and market approach. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. The Partnership performed its annual goodwill impairment test as of the first days of the fourth quarter for 2016 and 2015, respectively, and concluded there was no impairment of the carrying value of goodwill in either period.

Other Intangible Assets
The Partnership's other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with FASB ASC 350, the Partnership determined that the trade-names had indefinite lives. Pursuant to FASB ASC 350, indefinite-lived intangible assets are reviewed, along with goodwill, annually for impairment or more frequently if impairment indicators arise. The Partnership's license and franchise agreements are amortized over the life of the agreement, generally ranging from four to twenty years.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All reserves are periodically reviewed for changes in facts and circumstances, and adjustments are made as necessary. As of December 31, 2016 and 2015, the accrued self-insurance reserves totaled $27.1 million and $24.0 million, respectively.

Derivative Financial Instruments
The Partnership is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, it may enter into derivative transactions pursuant to its overall financial risk management program. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership accounts for the use of derivative financial instruments according to FASB ASC 815 “Derivatives and Hedging”. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of “Other comprehensive income (loss)” and reclassified into earnings in the period during which the hedged transaction affects earnings. Any ineffectiveness is recognized immediately in income. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through “Net effect of swaps”.

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

Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge attractions, including premium benefit offerings like front-of-line products, are included in Accommodations, extra-charge products and other revenue.

Advertising Costs
The Partnership expenses all costs associated with its advertising, promotion and marketing programs as incurred, or for certain costs, over each park's operating season. Advertising expense totaled $60.8 million in 2016, $58.7 million in 2015 and $58.4 million in 2014. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in other current assets.

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

The Partnership's corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. The Partnership's total provision for taxes includes PTP taxes owed (see Note 9 to the Consolidated Financial Statements).

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	55,933	55,745	55,548
Effect of dilutive units:
Deferred units (Note 7)	31	23	6
Performance units (Note 7)	181	72	31
Restricted units (Note 7)	288	358	195
Unit options (Note 7)	129	141	123
Phantom units (Note 7)	—	23	89
Diluted weighted average units outstanding	56,562	56,362	55,992
Net income per unit - basic	$3.18	$2.01	$1.88
Net income per unit - diluted	$3.14	$1.99	$1.86

The effect of out-of-the-money and/or antidilutive unit options for 2016, 2015, and 2014, respectively, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying value of the corresponding debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for annual and interim periods beginning after December 15, 2015. The Partnership adopted this guidance and applied retrospective treatment. The impact of the adoption of this guidance resulted in the reclassification of the unamortized debt issuance cost amounts from other assets to long-term debt on the consolidated balance sheet of $19.7 million at December 31, 2015.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require that deferred tax assets and liabilities be classified as non-current in the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets, or retrospectively to all periods presented. The Partnership adopted this guidance early and applied retrospective treatment. The impact of the adoption of this guidance resulted in the reclassification of the current deferred tax asset to net against the deferred tax liability in the consolidated balance sheet, which reduced both the current deferred tax asset and deferred tax liability by $12.2 million at December 31, 2015.

New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method, and early adoption is not permitted. The Partnership currently expects to adopt this standard in the first quarter of 2018. The Partnership anticipates the primary impact of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. The Partnership does not anticipate adoption of the standard to have a material effect on the consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 are meant to simplify the current accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Partnership expects to adopt this standard in the first quarter of 2017 utilizing the methods dictated by the standard. The Partnership does not anticipate the adoption of the standard to have a material effect on the consolidated financial statements.

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

The long-lived asset impairment test involves a two-step process. The first step is a comparison of each asset group's carrying value to its estimated undiscounted future cash flows expected to result from the use of the assets, including disposition. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates. If the carrying value of the asset group is higher than its undiscounted future cash flows, there is an indication that impairment exists and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the fair value of the asset group to its carrying value in a manner consistent with the highest and best use of those assets. The Partnership estimates fair value of operating assets using an income (discounted cash flows) approach, which uses an asset group's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital reflective of current market conditions. If the fair value of the assets is less than their carrying value, an impairment charge is recorded for the difference.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

At the end of the fourth quarter of 2014, the Partnership concluded based on 2014 operating results and updated forecasts, that a review of the carrying value of operating long-lived assets at Wildwater Kingdom was warranted. After performing its review, the Partnership determined that the park's fixed assets, excluding land, were impaired by $2.4 million. A charge for this amount was recorded in "Loss on impairment / retirement of fixed assets, net" on the consolidated statement of operations and comprehensive income.

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

During the third quarter of 2016, the Partnership ceased operations of Wildwater Kingdom. At the closure date, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land has an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. The associated acreage is classified as assets held-for-sale within "Other Assets" in the consolidated balance sheet.

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

A summary of changes in the Partnership's carrying value of goodwill for the years ended December 31, 2016 and December 31, 2015 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2014	$308,159	$(79,868)	$228,291
Foreign currency exchange translation	(17,480)	—	(17,480)
Balance at December 31, 2015	290,679	(79,868)	210,811
Deferred income tax adjustment related to Canadian disregarded entity (1)	(33,945)	—	(33,945)
Foreign currency exchange translation	2,794	—	2,794
Balance at December 31, 2016	$259,528	$(79,868)	$179,660

(1)	See Note 9 to the Consolidated Financial Statements.

As of December 31, 2016 and December 31, 2015, the Partnership's other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2016
Other intangible assets:
Trade names	—	$35,603	$—	$35,603
License / franchise agreements	5.4 years	3,326	1,092	2,234
Total other intangible assets		$38,929	$1,092	$37,837

December 31, 2015
Other intangible assets:
Trade names	—	$35,208	$—	$35,208
License / franchise agreements	8.4 years	1,067	380	687
Total other intangible assets		$36,275	$380	$35,895

Amortization expense of other intangible assets for 2016, 2015 and 2014 was immaterial and is expected to be immaterial going forward.

(5) Long-Term Debt:

Long-term debt as of December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
(In thousands)
Revolving credit facility (due 2018)	$—	$—
Term debt (1)
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	602,850	608,850
Notes
June 2014 U.S. fixed rate note at 5.375% (due 2024)	450,000	450,000
March 2013 U.S. fixed rate note at 5.25% (due 2021)	500,000	500,000
	1,552,850	1,558,850
Less current portion	2,775	2,475
	1,550,075	1,556,375
Less debt issuance costs	15,864	19,699
	$1,534,211	$1,536,676

(1)	These average interest rates do not reflect the effect of interest rate swap agreements entered into on variable-rate term debt (see Note 6 to the Consolidated Financial Statements).

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021. Concurrently with this offering, the Partnership entered into an $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of March 6, 2020 and an interest rate of London InterBank Offering Rate ("LIBOR") plus 250 basis points (bps) with a LIBOR floor of 75 bps. The term loan amortizes at $6.3 million annually. During the second quarter of 2016, $6.0 million of term debt was prepaid, which has resulted in no principal payments due until the third quarter of 2017. The net proceeds from the March 2013 notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

Revolving Credit Loans
Terms of the 2013 Credit Agreement include a revolving credit facility of a combined $255 million. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility has a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility is scheduled to mature in March 2018 and also provides for the issuance of documentary and standby letters of credit. As of December 31, 2016, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $15.9 million. After letters of credit, the Partnership had $239.1 million of available borrowings under its revolving credit facility as of December 31, 2016. The maximum outstanding balance during 2016 was $101.0 million under the revolving credit facility. The 2013 Credit Agreement requires the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

Term Debt
The credit facilities provided under the 2013 Credit Agreement include a $630 million U.S. term loan maturing in March 2020. As of December 31, 2016, the U.S. term loan bore interest at a rate of LIBOR plus 250 bps, with a LIBOR floor of 75 bps.

At December 31, 2016, the scheduled annual maturities of term debt were as follows:

(In thousands)	2017	2018	2019	2020	2021	2022 & Beyond	Total
U.S. term loan maturing in 2020	$2,775	$6,300	$6,300	$587,475	$—	$—	$602,850

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

Covenants
The 2013 Credit Agreement includes two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the fourth quarter of 2016 and 2015, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x and 5.75x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA, respectively. This required ratio decreased by 0.25x at the beginning of the second quarter of 2016. The final decrease will occur at the beginning of the second quarter of 2017 when the ratio will reach its minimum of 5.25x. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, is set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of December 31, 2016 and 2015, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership is allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should the Partnership's pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership's ability to make additional Restricted Payments is permitted should the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

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

In the first quarter of 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years to December 31, 2020 and effectively convert $500 million of variable-rate debt at a rate of 2.64%. As a result of the amendments, the previously existing interest rate swaps were de-designated, and the amounts recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. The amended interest rate swap agreements are not designated as hedging instruments. There were no other changes to the terms of the agreements beyond those disclosed. Prior to de-designation, as of December 31, 2015, the interest rate swap agreements effectively converted $500 million of variable-rate debt at a rate of 2.94%.

The fair market value of the Partnership's swap portfolio was a liability of $17.7 million and $22.9 million, as of December 31, 2016 and 2015, respectively, and was recorded on the consolidated balance sheet within "Derivative Liability" as listed below.

(In thousands)	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$(22,918)
Total derivatives designated as hedging instruments:	—	(22,918)

Derivatives not designated as hedging instruments:
Interest rate swaps	(17,721)	—
Total derivatives not designated as hedging instruments:	(17,721)	—
Net derivative liability	$(17,721)	$(22,918)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amended interest rate swap agreements were not designated as hedging instruments. As of December 31, 2016, the Partnership has no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 2018 maturity. As of December 31, 2016, approximately $18.9 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the years ended December 31, 2016 and December 31, 2015:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Year ended 12/31/16	Year ended 12/31/15	Designated Derivatives	Year ended 12/31/16	Year ended 12/31/15	Derivatives Not Designated	Year ended 12/31/16	Year ended 12/31/15
Interest rate swaps	$(4,671)	$(8,269)	Interest Expense	$(851)	$(517)	Net effect of swaps	$9,868	$11,791
For 2016, the Partnership recognized $9.9 million of gains on the derivatives not designated as cash flow hedges and $8.7 million of expense representing the regular amortization of amounts in AOCI. The net effect of these amounts resulted in a benefit to earnings for the year of $1.2 million recorded in “Net effect of swaps.”

For 2015, the Partnership recognized $11.8 million of gains on the derivatives not designated as cash flow hedges and $4.9 million of expense representing the regular amortization of amounts in AOCI. The net effect of these amounts resulted in a benefit to earnings for the year of $6.9 million recorded in “Net effect of swaps.”

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

Equity-Based Incentive Plan
The 2016 Omnibus Incentive Plan was approved by the Partnership's unitholders in June 2016 and allows the awarding of up to 2.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. The 2016 Omnibus Incentive Plan supersedes the 2008 Omnibus Incentive Plan which was approved by the Partnership's unitholders in May 2008 and allowed the awarding of up to 2.5 million unit options and other forms of equity. Outstanding awards under the 2008 Omnibus Incentive Plan continue to be in effect and are governed by the terms of that plan. The 2016 Omnibus Incentive Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of the Partnership's units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2016 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and unrestricted unit awards.

Awards Payable in Cash or Equity

Phantom Units
During 2016, no "phantom units" were awarded. "Phantom unit" awards generally vest over an approximate four-year period and can be settled with cash, limited partnership units, or a combination of both, as determined by the Compensation Committee. The effect of "phantom unit” awards has been included in the diluted earnings per unit calculation for 2015 and 2014, as a portion of the awards were expected to be paid in limited partnership units during those years. Approximately $0.8 million and $1.7 million in compensation expense related to liability “phantom unit” awards was recognized in 2015 and 2014, respectively. No compensation expense related to liability "phantom unit" awards was recognized in 2016. These amounts are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2015, the Partnership had settled all outstanding “phantom unit” awards.

Performance Units
During 2016, none of these types of "performance units” were awarded. The number of "performance units” issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be paid with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. Certain of these types of performance units were awarded in prior years. The effect of these outstanding "performance unit” awards for which the performance condition has been met has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. The effect of these outstanding "performance unit” awards for which the performance condition has not been met has been excluded from the diluted earnings per unit calculation. Approximately $4.6 million, $8.0 million and $5.3 million in 2016, 2015 and 2014, respectively, were recorded in compensation expense related to these types of “performance units” and are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2016, the Partnership had 151,316 "performance units” outstanding, all of which have been accrued for as a liability at the December 30, 2016 closing price of $64.20 per unit. The estimated aggregate market value of "performance units” contingently issuable under these types of awards at year-end has been reflected on the consolidated balance sheet recorded in "Accrued salaries, wages and benefits" as all outstanding units are current and have a balance of $9.7 million as of December 31, 2016. As of December 31, 2015, the current and long-term portions were $7.4 million and $5.4 million, respectively. As of December 31, 2016, there was no unamortized compensation related to unvested "performance unit” awards of this type. The Partnership expects to settle the remaining outstanding "performance unit" awards of this type upon vesting during 2017.

Deferred Units
During 2016, 11,220 "deferred units" were awarded at a grant price of $64.20. Compensation expense related to "deferred units" vests ratably over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The "deferred units" accumulate distribution-equivalents upon determination of the number of units attributable to the participant and will be paid when the restriction ends. The effect of outstanding "deferred unit” awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. Approximately $1.0 million, $0.8 million, and $0.5 million in 2016, 2015, and 2014, respectively, were recorded in compensation expense related to "deferred units" and are included in "Selling, General, and Administrative Expense" in the accompanying consolidated statement of operations and comprehensive income.

As of December 31, 2016, the Partnership had 35,311 "deferred units” outstanding and vested at the December 30, 2016 closing price of $64.20 per unit. The estimated aggregate market value of the "deferred units” at year-end has been reflected as a liability on the consolidated balance sheet, with the current portion being recorded in "Other accrued liabilities" and the long-term portion in “Other Liabilities.” As of December

31, 2016 and 2015, the market value of the "deferred units" totaled $2.3 million and $1.3 million, respectively, all of which was classified as current. As of December 31, 2016, there was no unamortized expense related to unvested "deferred unit” awards.

Awards Payable in Equity

Performance Units
During 2016, 109,605 "performance units” were awarded at a weighted-average grant price of $57.57 per unit. The number of "performance units” issuable under these awards are contingently based upon certain performance targets over the three-year vesting period. The annual performance awards and the related forfeitable distribution equivalents, generally are paid out in the first quarter following the performance period in limited partnership units. The 2014 "performance units" payable in equity were retention grant units that are to be paid out in limited partnership units in December 2017 and December 2018 following a three-year performance period and the forfeitable distribution equivalents would be paid in cash at that same time. The effect of these types of outstanding "performance unit” awards, for which the performance conditions have been met, have been included in the diluted earnings per unit calculation. The effect of these outstanding "performance unit” awards which the performance conditions have not been met, have been excluded from the diluted earnings per unit calculation. Approximately $7.5 million, $3.7 million, and $1.4 million in 2016, 2015, and 2014, respectively, were recorded in compensation expense related to “performance units” under this award and are included in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2016, the amount of forfeitable distribution equivalents accrued and recorded on the consolidated balance sheet in "Other Liabilities" was approximately $1.1 million.

As of December 31, 2016, the Partnership had 487,864 "performance units” outstanding, 231,785 of which have been accrued for within equity. As of December 31, 2016, unamortized compensation related to these unvested "performance unit” awards totaled approximately $14.4 million, which is expected to be amortized over a weighted average period of 2.2 years. The Partnership expects to settle 62,117 of these outstanding "performance units" upon vesting during 2017.

Restricted Units
During 2016, 96,536 "restricted units" were awarded. Compensation expense related to 73,068 of the restricted units vests ratably over a three-year period, the restrictions on these units lapse upon vesting, and they were awarded at a weighted-average grant price of $57.57. During the time of restriction, these units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, will be paid in the form accrued. Compensation expense related to the remaining 23,468 restricted units vest following a three-year cliff vesting period and were awarded at a weighted-average grant price of $60.37. During the vesting period, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, will also be paid in the form accrued. Approximately $3.9 million, $4.1 million, and $3.7 million in 2016, 2015, and 2014, respectively, were recorded in compensation expense related to "restricted units" and are included in "Selling, General, and Administrative Expense" in the accompanying consolidated statement of operations and comprehensive income. As of December 31, 2016, the amount of forfeitable distribution equivalents accrued and recorded on the consolidated balance sheet in "Other Liabilities" was approximately $0.8 million.

As of December 31, 2016, the Partnership had 284,328 "restricted units" outstanding, 136,285 of which have been accrued for within equity. In addition, as of December 31, 2016, unamortized compensation expense related to unvested "restricted unit" awards totaled approximately $8.5 million, which is expected to be amortized over a weighted average period of 2.4 years. The Partnership expects to settle 65,264 of these outstanding "restricted units" upon vesting during 2017.

Unit Options
The Partnership's "unit options" are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding "unit options" vest ratably over a three-year period and have a maximum term of ten years. As of December 31, 2016, the Partnership had 399,941 fixed-price "unit options" outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

None of these "unit options" were granted during 2016 and 2015. Non-cash compensation expense relating to unit options in 2016, 2015, and 2014 totaled $0.0 million, $0.6 million, and $0.9 million, respectively.

A summary of "unit option" activity for the years ended December 31, 2016 and December 31, 2015 is as follows:

	2016		2015
		Weighted Average		Weighted Average
	Unit Options	Exercise Price	Unit Options	Exercise Price
Outstanding, beginning of year	506,990	$34.50	622,316	$34.03
Exercised	(107,049)	34.80	(109,575)	31.79
Forfeited	—	—	(5,751)	35.58
Outstanding, end of year	399,941	$34.42	506,990	$34.50
Options exercisable, end of year	399,941	$34.42	478,688	$34.36

There was no cash received from "unit option" exercises in 2016, 2015 and 2014.

The following table summarizes the vested "unit options" outstanding as of December 31, 2016:

Type	Range of Exercise Prices			Unit Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Outstanding at year-end	$29.53	—	$36.95	399,941	5.8 years	$34.42

Aggregate intrinsic value ($'s in thousands)				$11,910

A summary of the status of the Partnership's non-vested "unit options" as of December 31, 2016 is as follows:

	Unit Options	Weighted Average Exercise Price
Nonvested, beginning of year	28,302	$36.95
Vested	(28,302)	36.95
Nonvested, end of year	—	$—

The total intrinsic value of "unit options" exercised during the years ended December 31, 2016, 2015 and 2014 were $2.8 million, $3.0 million, and $1.0 million, respectively.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy "unit option" exercises and expects its treasury unit balance to be sufficient for 2017 based on estimates of "unit option" exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.2 million in 2016, $4.3 million in 2015 and $4.3 million in 2014. Additionally, the Partnership has a trusteed, contributory retirement plan for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $2.4 million in 2016, $2.3 million in 2015 and $2.1 million in 2014.

In addition, approximately 250 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.7 million, $1.5 million and $1.5 million were contributed for the years ended December 31, 2016, 2015, and 2014, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

(9) Income and Partnership Taxes:

Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of taxes payable by the Partnership's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Partnership's "Provision for taxes" includes amounts for both the PTP tax and for income taxes on the Partnership's corporate subsidiaries.

The Partnership's 2016 tax provision totals $71.4 million, which consists of an $11.4 million provision for the PTP tax and a $60.0 million provision for income taxes. This compares to the Partnership's 2015 tax provision of $22.2 million, which consisted of a $11.7 million provision for the PTP tax and a $10.5 million provision for income taxes, and the 2014 tax provision of $9.9 million, which consisted of a $9.6 million provision for the PTP tax and a $0.3 million provision for income taxes. The calculation of the provision for taxes involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income (loss) before taxes for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 are as follows:

(In thousands)	2016	2015	2014

Domestic	$223,626	$209,268	$186,389
Foreign	25,480	(74,854)	(72,289)
Total income before taxes	$249,106	$134,414	$114,100

The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

(In thousands)	2016	2015	2014

Income taxes:
Current federal	$40,440	$22,232	$4,513
Current state and local	5,729	3,767	1,413
Current foreign	3,188	530	(2,692)
Total current	49,357	26,529	3,234
Deferred federal, state and local	5,766	4,842	9,239
Deferred foreign	4,896	(20,898)	(12,200)
Total deferred	10,662	(16,056)	(2,961)
Total provision for income taxes	$60,019	$10,473	$273

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income (loss) before taxes.

The sources and tax effects of the differences are as follows:

(In thousands)	2016	2015	2014

Income tax provision based on the U.S. federal statutory tax rate	$87,187	$47,045	$39,935
Partnership income not includible in corporate income	(38,702)	(39,279)	(39,922)
State and local taxes, net of federal income tax benefit	6,323	3,504	1,786
Valuation allowance	(1,473)	—	(1,112)
Tax credits	(1,066)	(1,253)	(997)
Change in U.S. tax law	7,366	—	—
Nondeductible expenses and other	384	456	583
Total provision for income taxes	$60,019	$10,473	$273

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015

Deferred tax assets:
Options and deferred compensation	$15,716	$13,957
Accrued expenses	6,875	6,775
Foreign tax credits	7,679	7,603
Tax attribute carryforwards	1,987	3,767
Derivatives	2,698	3,619
Foreign currency	10,414	19,182
Deferred revenue	4,455	4,648
Deferred tax assets	49,824	59,551
Valuation allowance	(4,207)	(5,680)
Net deferred tax assets	45,617	53,871
Deferred tax liabilities:
Property	(136,831)	(171,316)
Intangibles	(13,671)	(12,318)
Deferred tax liabilities	(150,502)	(183,634)
Net deferred tax liability	$(104,885)	$(129,763)

During the fourth quarter of 2016, management reassessed its accounting for the deferred income tax effects related to its Canadian disregarded entity temporary differences that were recorded in purchase accounting at the time of the acquisition. As a result, to appropriately reflect these tax effects, the Company recorded an adjustment that reduced deferred tax liabilities and goodwill by $33.9 million as of December 31, 2016. The adjustment did not impact the statements of operations and comprehensive income or cash flows for any period presented.

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2015, the Partnership had recorded a $5.7 million valuation allowance related to a $7.6 million deferred tax asset for foreign tax credit carryforwards.  The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During the third quarter of 2016, the Partnership recognized a $1.5 million tax benefit from a release of valuation allowance based on management's updated projection of future foreign tax credit utilization. The valuation allowance had previously been reduced by $0.0 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. Further, the Partnership believes based on its update of long term estimates of domestic and foreign source income that no additional adjustments to the valuation allowance are warranted.  As of December 31, 2016, the Partnership had a $7.7 million deferred tax asset for foreign tax credit carryforwards and a related $4.2 million valuation allowance.

During December 2016, the U.S. Department of Treasury adopted final regulations impacting the recognition of foreign currency gains and losses for the purpose of calculating U.S. taxable income. The regulations change the taxability of future recognized foreign currency gains and losses upon repatriation from a foreign subsidiary. Accordingly, during the fourth quarter the Partnership, using the Fresh Start Transition Method provided in the regulations, recomputed and recorded the future reported tax consequences of the change in tax law. The Partnership recognized an increase in provision for taxes and deferred tax liabilities of $7.4 million related to these changes.

Additionally, as of December 31, 2016, the Partnership had $2.0 million of tax attribute carryforwards consisting entirely of the tax effect of state net operating loss carryforwards. Unused state net operating loss carryforwards will expire from 2018 to 2028. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

The Partnership has recorded a deferred tax asset of $3.0 million and a deferred tax liability of $12.7 million as of December 31, 2016 and 2015, respectively, to account for the tax effect of derivatives and foreign currency translation adjustments included in other comprehensive income.

The Partnership has unrecognized income tax benefits as of December 31, 2016. The following is a reconciliation of beginning and ending unrecognized tax benefits:

(In thousands)	Unrecognized Tax Benefits
Balance at December 31, 2014	$1,200
Increase from 2015 tax positions	—
Increase from 2014 tax positions	200
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	(300)
Balance at December 31, 2015	1,100
Increase from 2016 tax positions	—
Increase from 2015 tax positions	100
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	(300)
Balance at December 31, 2016	$900

At December 31, 2016, a total of $0.9 million of unrecognized tax benefits was recorded for state and local income tax positions. There were $1.1 million of unrecognized tax positions during 2015 and $1.2 million unrecognized tax positions during 2014. If recognized, the tax benefits would decrease the Partnership taxes by $0.9 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.3 million and penalties of $0.2 million during 2016. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2012.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

(In thousands)	Future Minimum Lease Payments
Year:
2017	$8,922
2018	7,859
2019	6,771
2020	5,871
2021	5,677
Thereafter	96,658
Total	$131,758

The amount due after 2021 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for 2016, 2015 and 2014 totaled $12.8 million, $14.5 million and $12.7 million, respectively.

Contingencies
The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Fair Value Measurements:

The FASB's Accounting Standards Codification (ASC) 820 "Fair Value Measurements" emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, FASB ASC 820 establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process. Quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2016 and December 31, 2015 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)			December 31, 2016		December 31, 2015
	Consolidated Balance Sheet Level	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(17,721)	$(17,721)	—	—
Interest rate swap agreements designated as cash flow hedges	Derivative Liability	Level 2	—	—	$(22,918)	$(22,918)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(600,075)	$(603,075)	$(606,375)	$(604,859)
March 2013 notes	Long-Term Debt (1)	Level 1	$(500,000)	$(510,000)	$(500,000)	$(507,500)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(462,375)	$(450,000)	$(453,375)

(1)	Carrying values of long-term debt balances are before reductions of debt issuance costs of $15.9 million and $19.7 million as of December 31, 2016 and December 31, 2015, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs. In addition, the Partnership considered the effect of its credit and non-performance risk on the fair values provided and recognized an adjustment decreasing the net derivative liability by an immaterial amount as of December 31, 2016 and December 31, 2015.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2016.

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):

The following tables reflect the changes in AOCI related to limited partners' equity for the twelve-month periods ended December 31, 2016 and December 31, 2015:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income (loss) before reclassifications, net of tax $711 and $2,127	(3,960)	(3,700)	(7,660)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,361) (2)	7,310	—	7,310

Net other comprehensive income (loss)	3,350	(3,700)	(350)

Balance at December 31, 2016	$(15,950)	$18,891	$2,941

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance at December 31, 2014	$(16,566)	$5,936	$(10,630)

Other comprehensive income (loss) before reclassifications, net of tax $1,258 and ($9,050)	(7,008)	16,655	9,647

Amounts reclassified from accumulated other comprehensive income, net of tax ($633) (2)	4,274	—	4,274

Net other comprehensive income (loss)	(2,734)	16,655	13,921

Balance at December 31, 2015	$(19,300)	$22,591	$3,291

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	12 Months ended 12/31/2016	12 Months ended 12/31/2015
Interest rate contracts	$8,671	$4,907	Net effect of swaps
Provision for taxes	(1,361)	(633)	Benefit for taxes
Gains and losses on cash flow hedges	$7,310	$4,274	Net of tax

(1)	Amounts in parentheses indicate gains.

(13) Consolidating Financial Information of Guarantors and Issuers:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 5.375% and 5.25% notes (see Note 5 to the Consolidated Financial Statements). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$65,563	$58,178	$(1,025)	$122,716
Receivables	—	1,409	28,019	576,975	(570,989)	35,414
Inventories	—	—	1,371	24,905	—	26,276
Other current assets	173	796	2,229	9,833	(1,761)	11,270
	173	2,205	97,182	669,891	(573,775)	195,676
Property and Equipment, net	—	844	175,358	1,363,018	—	1,539,220
Investment in Park	798,076	937,626	200,075	324,282	(2,260,059)	—
Goodwill	674	—	59,381	119,605	—	179,660
Other Intangibles, net	—	—	13,255	24,582	—	37,837
Deferred Tax Asset	—	33,303	—	—	(33,303)	—
Other Assets	—	2,000	108	18,680	—	20,788
	$798,923	$975,978	$545,359	$2,520,058	$(2,867,137)	$1,973,181
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$572	$64	$2,139	$—	$2,775
Accounts payable	428,396	145,258	740	18,471	(572,014)	20,851
Deferred revenue	—	—	5,601	77,164	—	82,765
Accrued interest	4,613	3,207	2,057	109	—	9,986
Accrued taxes	405	18,653	—	41,661	(1,761)	58,958
Accrued salaries, wages and benefits	—	29,227	1,131	—	—	30,358
Self-insurance reserves	—	12,490	1,321	13,252	—	27,063
Other accrued liabilities	2,282	3,018	193	4,434	—	9,927
	435,696	212,425	11,107	157,230	(573,775)	242,683
Deferred Tax Liability	—	—	12,838	125,350	(33,303)	104,885
Derivative Liability	10,633	7,088	—	—	—	17,721
Other Liabilities	—	1,236	—	11,926	—	13,162
Long-Term Debt:
Term debt	—	123,672	13,598	456,958	—	594,228
Notes	292,075	203,140	444,768	—	—	939,983
	292,075	326,812	458,366	456,958	—	1,534,211

Equity	60,519	428,417	63,048	1,768,594	(2,260,059)	60,519
	$798,923	$975,978	$545,359	$2,520,058	$(2,867,137)	$1,973,181

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$77,007	$—	$39,106	$3,444	$—	$119,557
Receivables	—	1,292	27,788	547,361	(546,947)	29,494
Inventories	—	121	1,222	23,686	—	25,029
Other current assets	188	1,261	1,332	8,781	(1,616)	9,946
	77,195	2,674	69,448	583,272	(548,563)	184,026
Property and Equipment, net	—	5,593	176,390	1,332,895	—	1,514,878
Investment in Park	724,592	911,910	179,529	27,862	(1,843,893)	—
Goodwill	674	—	90,531	119,606	—	210,811
Other Intangibles, net	—	—	12,832	23,063	—	35,895
Deferred Tax Asset	—	14,080	—	—	(14,080)	—
Other Assets	—	14,414	210	2,786	—	17,410
	$802,461	$948,671	$528,940	$2,089,484	$(2,406,536)	$1,963,020
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,008	$57	$1,410	$—	$2,475
Accounts payable	433,621	115,135	810	14,503	(546,947)	17,122
Deferred revenue	—	85	4,397	65,032	—	69,514
Accrued interest	4,602	3,221	2,056	31	—	9,910
Accrued taxes	1,066	—	—	42,487	(1,616)	41,937
Accrued salaries, wages and benefits	—	22,166	1,026	3,724	—	26,916
Self-insurance reserves	—	7,437	1,400	15,159	—	23,996
Other accrued liabilities	1,355	1,531	167	3,748	—	6,801
	440,644	150,583	9,913	146,094	(548,563)	198,671
Deferred Tax Liability	—	—	21,979	121,864	(14,080)	129,763
Derivative Liability	13,396	9,522	—	—	—	22,918
Other Liabilities	—	6,705	—	11,278	—	17,983
Long-Term Debt:
Term debt	—	244,101	13,691	340,554	—	598,346
Notes	291,412	202,679	444,239	—	—	938,330
	291,412	446,780	457,930	340,554	—	1,536,676

Equity	57,009	335,081	39,118	1,469,694	(1,843,893)	57,009
	$802,461	$948,671	$528,940	$2,089,484	$(2,406,536)	$1,963,020

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$144,042	$320,945	$117,962	$1,234,075	$(528,303)	$1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,868	96,740	—	106,608
Operating expenses	—	303,974	42,820	720,390	(528,303)	538,881
Selling, general and administrative	3,029	68,422	10,151	100,228	—	181,830
Depreciation and amortization	—	35	14,816	117,025	—	131,876
Loss on impairment / retirement of fixed assets, net	—	—	159	12,428	—	12,587
	3,029	372,431	77,814	1,046,811	(528,303)	971,782
Operating income (loss)	141,013	(51,486)	40,148	187,264	—	316,939
Interest expense, net	32,643	24,114	25,403	1,526	—	83,686
Net effect of swaps	(473)	(724)	—	—	—	(1,197)
Unrealized / realized foreign currency (gain) loss	—	—	(14,660)	4	—	(14,656)
Other (income) expense	250	(83,657)	3,925	79,482	—	—
Income from investment in affiliates	(80,295)	(73,132)	(20,545)	(27,628)	201,600	—
Income before taxes	188,888	81,913	46,025	133,880	(201,600)	249,106
Provision for taxes	11,200	1,621	18,396	40,201	—	71,418
Net income	$177,688	$80,292	$27,629	$93,679	$(201,600)	$177,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	—	(3,700)	—	3,700	(3,700)
Unrealized gain on cash flow hedging derivatives	3,350	1,060	—	—	(1,060)	3,350
Other comprehensive income (loss), (net of tax)	(350)	1,060	(3,700)	—	2,640	(350)
Total comprehensive income (loss)	$177,338	$81,352	$23,929	$93,679	$(198,960)	$177,338

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,571	$240,817	$112,217	$1,118,384	$(381,211)	$1,235,778
Costs and expenses:
Cost of food, merchandise and games revenues	—	372	8,878	95,577	—	104,827
Operating expenses	1,063	179,139	42,814	675,821	(381,211)	517,626
Selling, general and administrative	3,081	55,551	10,358	102,500	—	171,490
Depreciation and amortization	—	37	14,326	111,268	—	125,631
Loss on impairment / retirement of fixed assets, net	—	—	417	20,456	—	20,873
	4,144	235,099	76,793	1,005,622	(381,211)	940,447
Operating income	141,427	5,718	35,424	112,762	—	295,331
Interest expense, net	34,204	28,210	25,381	(1,010)	—	86,785
Net effect of swaps	(3,820)	(3,064)	—	—	—	(6,884)
Unrealized / realized foreign currency loss	—	—	81,016	—	—	81,016
Other (income) expense	750	(18,649)	3,883	14,016	—	—
(Income) loss from investment in affiliates	(13,523)	(15,141)	(20,100)	27,480	21,284	—
Income (loss) before taxes	123,816	14,362	(54,756)	72,276	(21,284)	134,414
Provision (benefit) for taxes	11,594	840	(27,274)	37,032	—	22,192
Net income (loss)	$112,222	$13,522	$(27,482)	$35,244	$(21,284)	$112,222
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	16,655	—	16,655	—	(16,655)	16,655
Unrealized loss on cash flow hedging derivatives	(2,734)	(1,021)	—	—	1,021	(2,734)
Other comprehensive income (loss), (net of tax)	13,921	(1,021)	16,655	—	(15,634)	13,921
Total comprehensive income (loss)	$126,143	$12,501	$(10,827)	$35,244	$(36,918)	$126,143

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
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	5,931	—	5,931	—	(5,931)	5,931
Unrealized loss on cash flow hedging derivatives	(1,553)	(66)	—	—	66	(1,553)
Other comprehensive income, (net of tax)	4,378	(66)	5,931	—	(5,865)	4,378
Total comprehensive income	$108,593	$277	$(19,724)	$82,411	$(62,964)	$108,593

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$118,833	$(29,235)	$33,918	$237,262	$(3,351)	$357,427
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(24,562)	24,562	—
Purchase of identifiable intangible assets	—	—	(29)	(548)	—	(577)
Capital expenditures	—	—	(7,863)	(152,793)	—	(160,656)
Net cash from (for) investing activities	—	—	(7,892)	(177,903)	24,562	(161,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments	—	(1,237)	(138)	(4,625)	—	(6,000)
Intercompany payables (payments) receipts	(6,332)	30,894	—	—	(24,562)	—
Distributions paid to partners	(189,508)	—	—	—	2,326	(187,182)
Tax effect of units involved in treasury unit transactions	—	(422)	—	—	—	(422)
Net cash from (for) financing activities	(195,840)	29,235	(138)	(4,625)	(22,236)	(193,604)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	569	—	—	569
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(77,007)	—	26,457	54,734	(1,025)	3,159
Balance, beginning of year	77,007	—	39,106	3,444	—	119,557
Balance, end of year	$—	$—	$65,563	$58,178	$(1,025)	$122,716

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$89,637	$(4,853)	$38,579	$221,001	$(2,147)	$342,217
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(3,252)	(55,294)	58,546	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(7,663)	(168,202)	—	(175,865)
Net cash from (for) investing activities	—	(2,000)	(10,915)	(223,496)	58,546	(177,865)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	82,131	8,060	(31,645)	—	(58,546)	—
Distributions paid to partners	(174,761)	—	—	—	2,147	(172,614)
Tax effect of units involved in treasury unit transactions	—	(1,589)	—	—	—	(1,589)
Net cash from (for) financing activities	(92,630)	6,471	(31,645)	—	(56,399)	(174,203)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,432)	—	—	(2,432)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(2,993)	(382)	(6,413)	(2,495)	—	(12,283)
Balance, beginning of year	80,000	382	45,519	5,939	—	131,840
Balance, end of year	$77,007	$—	$39,106	$3,444	$—	$119,557

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$138,669	$12,384	$9,772	$180,251	$(3,973)	$337,103
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	13,794	—	(79,456)	65,662	—
Proceeds from sale of assets	—	—	—	1,377	—	1,377
(Purchase) sale of subsidiary interest	(12,024)	12,024	—	—	—	—
Capital expenditures	(64,837)	(270)	(16,072)	(85,540)	—	(166,719)
Net cash from (for) investing activities	(76,861)	25,548	(16,072)	(163,619)	65,662	(165,342)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	—	—	450,000	—	—	450,000
Note payments, including early termination penalties	—	—	(426,148)	—	—	(426,148)
Term debt payments	(5,698)	(4,072)	(230)	—	—	(10,000)
Intercompany payables (payments) receipts	110,763	(37,762)	5,159	(14,030)	(64,130)	—
Distributions paid to partners	(161,873)	—	—	—	2,441	(159,432)
Payment of debt issuance costs	—	—	(9,795)	—	—	(9,795)
Tax effect of units involved in treasury unit transactions	—	140	—	—	—	140
Net cash from (for) financing activities	(56,808)	(41,694)	18,986	(14,030)	(61,689)	(155,235)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,742)	—	—	(2,742)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	5,000	(3,762)	9,944	2,602	—	13,784
Balance, beginning of year	75,000	4,144	35,575	3,337	—	118,056
Balance, end of year	$80,000	$382	$45,519	$5,939	$—	$131,840

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2016, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Partnership and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 24, 2017

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 of the Consolidated Financial Statements.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2017 (the “Proxy Statement”) under the captions “Proposal One. Election of Directors”, “Board Committees”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on July 8, 2016, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan as of December 31, 2016:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,169,352	$34.42	2,863,654
Equity compensation plans not approved by unitholders	—	—	—
Total	1,169,352	$34.42	2,863,654

(1)	The weighted average price in column (b) represents the weighted average price of 399,941 unit options outstanding.
Attention is directed to Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership's equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions “Certain Relationships and Related Transactions”, “Board of Directors”, and “Board Committees”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption “Independent Registered Public Accounting Firm Services and Fees”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

A. 2. Financial Statement Schedules

All schedules are omitted as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-K.

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

3.3	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 001-09444) filed November 4, 2011.
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

10.4	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.5	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)
10.6	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.7	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)
10.8	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)

Exhibit Number	Description

10.9
Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada's Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto, dated March 6, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 8, 2013.

10.10
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

10.11
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)

10.12
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)

10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.15
Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Form 10-K filed on February 26, 2016.

10.16	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K filed on February 26, 2015. (+)
10.17	Cedar, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015. (+)
10.18
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K filed on February 26, 2016. (+)

10.19
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 9, 2016. (+)

10.20	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 14, 2016. (+)
10.21	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 26, 2016. (+)
10.22	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 26, 2016. (+)
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.

(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 24, 2017        By:    Cedar Fair Management, Inc.
General Partner

/S/ Matthew A. Ouimet
Matthew A. Ouimet
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew A. Ouimet	Chief Executive Officer	February 24, 2017
	Matthew A. Ouimet	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 24, 2017
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 24, 2017
	David R. Hoffman	(Principal Accounting Officer)

/S/	Eric L. Affeldt	Chairman	February 24, 2017
Eric L. Affeldt

/S/	Gina D. France	Director	February 24, 2017
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 24, 2017
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 24, 2017
Tom Klein

/S/	D. Scott Olivet	Director	February 24, 2017
D. Scott Olivet

/S/	John M. Scott III	Director	February 24, 2017
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 24, 2017
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 24, 2017
Debra Smithart-Oglesby

EXHIBIT INDEX

Exhibit Number	Description	Page

3.1	Cedar Fair, L.P. Certificate of Limited Partnership. Incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-172773) filed on March 11, 2011.	*
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
*
10.4	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)	*
10.5	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)	*
10.6	2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.7	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March 28, 2012. (+)	*
10.8	2008 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed March 28, 2012. (+)	*

EXHIBIT INDEX (continued)

Exhibit Number	Description	Page
10.9
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
10.10
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
10.11
Amended and Restated Employment Agreement by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Matthew A. Ouimet, dated October 21, 2013. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 21, 2013. (+)
		*
10.12
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)
		*
10.13	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.14	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)	*
10.15
Amendment No. 2, dated December 18, 2014, to Credit Agreement, among Cedar Fair, L.P., Magnum Management Corporation and Canada’s Wonderland Company as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.18 to the Registrant's Form 10-K filed on February 26, 2016.
		*
10.16	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K filed on February 26, 2015. (+)	*
10.17	Cedar, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015. (+)	*
10.18
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K filed on February 26, 2016. (+)
		*
10.19
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 9, 2016. (+)
		*
10.20	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 14, 2016. (+)	*
10.21	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 26, 2016. (+)	*
10.22	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 26, 2016. (+)	*
12.1	Computation of Ratio of Earnings to Fixed Charges	69
21	Subsidiaries of Cedar Fair, L.P.	70
23	Consent of Independent Registered Public Accounting Firm	71
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	72
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	73
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	74
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