Form 10-Q
period 2017-03-26
CEDAR FAIR L P
filed 2017-05-03
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of May 1, 2017
Units Representing Limited Partner Interests	56,235,646

Page 1 of 36 pages

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/26/2017	12/31/2016	3/27/2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,242	$122,716	$64,551
Receivables	28,585	35,414	33,914
Inventories	39,318	26,276	38,455
Prepaid advertising	20,046	1,571	18,929
Other current assets	9,043	9,699	8,989
	131,234	195,676	164,838
Property and Equipment:
Land	266,433	265,961	270,534
Land improvements	403,830	402,013	382,791
Buildings	664,936	663,982	650,581
Rides and equipment	1,649,934	1,643,770	1,575,003
Construction in progress	97,920	58,299	87,833
	3,083,053	3,034,025	2,966,742
Less accumulated depreciation	(1,494,405)	(1,494,805)	(1,396,588)
	1,588,648	1,539,220	1,570,154
Goodwill	179,899	179,660	214,708
Other Intangibles, net	37,724	37,837	36,655
Other Assets	20,774	20,788	17,405
	$1,958,279	$1,973,181	$2,003,760
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,350	$2,775	$4,050
Accounts payable	44,715	20,851	34,092
Deferred revenue	116,132	82,765	105,256
Accrued interest	11,013	9,986	11,360
Accrued taxes	8,536	58,958	10,563
Accrued salaries, wages and benefits	14,427	30,358	22,441
Self-insurance reserves	25,833	27,063	24,252
Distribution payable	—	—	46,314
Other accrued liabilities	11,619	9,927	7,196
	236,625	242,683	265,524
Deferred Tax Liability	122,007	104,885	138,948
Derivative Liability	15,658	17,721	27,855
Other Liabilities	12,923	13,162	12,388
Long-Term Debt:
Revolving credit loans	85,000	—	65,000
Term debt	593,197	594,228	597,309
Notes	940,421	939,983	938,542
	1,618,618	1,534,211	1,600,851
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	—	—
Limited partners, 56,236, 56,201 and 56,069 units outstanding at March 26, 2017, December 31, 2016 and March 27, 2016, respectively	(57,116)	52,288	(43,361)
Accumulated other comprehensive income (loss)	4,275	2,941	(3,735)
	(47,552)	60,519	(41,806)
	$1,958,279	$1,973,181	$2,003,760

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended
	3/26/2017	3/27/2016
Net revenues:
Admissions	$22,563	$28,660
Food, merchandise and games	18,208	21,767
Accommodations, extra-charge products and other	7,547	8,011
	48,318	58,438
Costs and expenses:
Cost of food, merchandise, and games revenues	5,480	6,237
Operating expenses	84,289	84,604
Selling, general and administrative	27,619	25,612
Depreciation and amortization	5,365	5,191
Loss on impairment / retirement of fixed assets, net	1,526	2,612
	124,279	124,256
Operating loss	(75,961)	(65,818)
Interest expense	18,914	19,787
Net effect of swaps	301	1,842
Gain on foreign currency	(2,671)	(19,561)
Interest income	(32)	(18)
Loss before taxes	(92,473)	(67,868)
Benefit for taxes	(27,719)	(19,382)
Net loss	(64,754)	(48,486)
Net loss allocated to general partner	(1)	—
Net loss allocated to limited partners	$(64,753)	$(48,486)

Net loss	$(64,754)	$(48,486)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(660)	(4,395)
Unrealized gain (loss) on cash flow hedging derivatives	1,994	(2,631)
Other comprehensive income (loss), (net of tax)	1,334	(7,026)
Total comprehensive loss	$(63,420)	$(55,512)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,008	55,877
Net loss per limited partner unit	$(1.16)	$(0.87)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,008	55,877
Net loss per limited partner unit	$(1.16)	$(0.87)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Three months ended
	3/26/2017	3/27/2016
Limited Partnership Units Outstanding
Beginning balance	56,201	56,018
Limited partnership unit options exercised	10	7
Limited partnership unit forfeitures	(2)	—
Issuance of limited partnership units as compensation	27	44
	56,236	56,069
Limited Partners’ Equity
Beginning balance	$52,288	$48,428
Net loss	(64,753)	(48,486)
Partnership distribution declared ($0.855 and $0.825 per limited partnership unit)	(48,135)	(46,314)
Expense recognized for limited partnership unit options	—	5
Tax effect of units involved in treasury unit transactions	(1,369)	(1,549)
Issuance of limited partnership units as compensation	4,853	4,555
	(57,116)	(43,361)
General Partner’s Equity
Beginning balance	—	—
Net loss	(1)	—
Partnership distribution declared	—	—
	(1)	—
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	18,891	22,591
Period activity, net of tax $0 and $2,520	(660)	(4,395)
	18,231	18,196
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,950)	(19,300)
Period activity, net of tax ($371) and $464	1,994	(2,631)
	(13,956)	(21,931)
	4,275	(3,735)
Total Partners’ Equity	$(47,552)	$(41,806)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	3/26/2017	3/27/2016
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(64,754)	$(48,486)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	5,365	5,191
Non-cash foreign currency gain on debt	(2,010)	(19,812)
Other non-cash expenses	4,627	10,434
Net change in working capital	(33,738)	(19,917)
Net change in other assets/liabilities	16,526	5,657
Net cash for operating activities	(73,984)	(66,933)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(48,455)	(52,221)
Purchase of identifiable intangible assets	(10)	—
Net cash for investing activities	(48,465)	(52,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit loans	85,000	65,000
Distributions paid to partners	(48,135)	—
Tax effect of units involved in treasury unit transactions	(1,369)	(1,549)
Payments related to tax withholding for equity compensation	(1,904)	(909)
Net cash from financing activities	33,592	62,542
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	383	1,606
CASH AND CASH EQUIVALENTS
Net decrease for the period	(88,474)	(55,006)
Balance, beginning of period	122,716	119,557
Balance, end of period	$34,242	$64,551
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$17,978	$18,123
Interest capitalized	1,047	788
Cash payments for income taxes, net of refunds	8,084	2,834
Capital expenditures in accounts payable	11,898	4,809
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 26, 2017 AND MARCH 27, 2016

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended March 26, 2017 and March 27, 2016 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, which were included in the Form 10-K filed on February 24, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 are meant to simplify the current accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Partnership adopted this guidance in the first quarter of 2017. The impact of the guidance included: (1) prospective recognition of excess tax benefits and tax deficiencies as income tax expense (as opposed to the previous recognition in additional paid-in-capital), approximately $0.7 million of excess tax benefits were recognized in benefit for taxes for the three months ended March 26, 2017; (2) prospective exclusion of future excess tax benefits and deficiencies in the calculation of diluted shares, which had no impact on the net loss per limited partner unit for the three months ending March 26, 2017; (3) prospective classification of excess tax benefits as an operating activity within the statement of cash flows (as opposed to the previous classification as a financing activity), approximately $0.7 million of excess tax benefits were classified as an operating activity for the three months ended March 26, 2017; (4) the formal accounting policy election to recognize forfeitures as they occur (as opposed to estimating a forfeiture accrual), which did not have a material impact on the Partnership's financial statements; (5) retrospective classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity within the statement of cash flows (as opposed to the previous classification as an operating activity), approximately $0.9 million was reclassified for the three months ended March 27, 2016.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method, and early adoption is not permitted. The Partnership currently expects to adopt this standard in the first quarter of 2018. The Partnership anticipates the primary impact of the adoption on the consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. The Partnership does not anticipate adoption of the standard to have a material effect on the consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for annual and any interim impairment tests occurring after January 1, 2017. The Partnership expects to adopt the standard for its 2017 annual impairment test and does not anticipate the adoption of the standard to have a material effect on the consolidated financial statements.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and five hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. In 2017, four of the seasonal properties will extend their operating seasons approximately 20 to 25 days to include WinterFest, a holiday event operating during November and December. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season or December 31 each year, (b) depreciation, advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year. Revenues on multi-use products for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

(3) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Partnership's consolidated financial statements.

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

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of March 26, 2017, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 26, 2017 and March 27, 2016 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	239	—	239
Balance at March 26, 2017	$259,767	$(79,868)	$179,899

Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	3,897	—	3,897
Balance at March 27, 2016	$294,576	$(79,868)	$214,708

During the fourth quarter of 2016, management reassessed its accounting for the deferred income tax effects related to its Canadian disregarded entity temporary differences that were recorded in purchase accounting at the time of the acquisition. As a result, to appropriately reflect these tax effects, the Partnership recorded an adjustment that reduced goodwill and deferred tax liabilities by $33.9 million as of December 31, 2016. The adjustment did not impact the statements of operations and comprehensive income or cash flows for any period presented.

As of March 26, 2017, December 31, 2016, and March 27, 2016, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 26, 2017
Other intangible assets:
Trade names	$35,656	$—	$35,656
License / franchise agreements	3,301	(1,233)	2,068
Total other intangible assets	$38,957	$(1,233)	$37,724

December 31, 2016
Other intangible assets:
Trade names	$35,603	$—	$35,603
License / franchise agreements	3,326	(1,092)	2,234
Total other intangible assets	$38,929	$(1,092)	$37,837

March 27, 2016
Other intangible assets:
Trade names	$35,760	$—	$35,760
License / franchise agreements	1,444	(549)	895
Total other intangible assets	$37,204	$(549)	$36,655

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of March 26, 2017, December 31, 2016, and March 27, 2016 consisted of the following:

(In thousands)	March 26, 2017	December 31, 2016	March 27, 2016

Revolving credit facility (due 2018)	$85,000	$—	$65,000
Term debt (1)
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	602,850	602,850	608,850
Notes
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate notes at 5.25% (due 2021)	500,000	500,000	500,000
	1,637,850	1,552,850	1,623,850
Less current portion	(4,350)	(2,775)	(4,050)
	1,633,500	1,550,075	1,619,800
Less debt issuance costs	(14,882)	(15,864)	(18,949)
	$1,618,618	$1,534,211	$1,600,851

(1)	The average interest rate does not reflect the effect of interest rate swap agreements (see Note 6).
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

In March 2013, the Partnership issued $500 million of 5.25% senior unsecured notes ("March 2013 notes"), maturing in 2021. The Partnership's March 2013 notes paid interest semi-annually in March and September, with the principal due in full on March 15, 2021. The notes were redeemed in whole prior to March 15, 2018 at a price equal to 102.625% of the principal amount of the notes redeemed, together with accrued and unpaid interest to the redemption date.

Concurrently with this offering, the Partnership entered into an $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The terms of the senior secured term loan facility included a maturity date of March 6, 2020 and an interest rate of London InterBank Offering Rate ("LIBOR") plus 250 basis points (bps) with a LIBOR floor of 75 bps. The term loan amortized at $6.3 million annually. The net proceeds from the March 2013 notes and borrowings under the 2013 Credit Agreement were used to repay in full all amounts outstanding under the previous credit facilities. The facilities provided under the 2013 Credit Agreement were collateralized by substantially all of the assets of the Partnership.

Terms of the 2013 Credit Agreement included a revolving credit facility of a combined $255 million. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility had a sub-limit of $15 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility bear interest at a rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility was scheduled to mature in March 2018 and also provided for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement required the Partnership to pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

The 2013 Credit Agreement included two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the first quarter of 2017, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, was set at a minimum of 1.1x (consolidated total fixed charges-to-

consolidated EBITDA). As of March 26, 2017, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership was allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments were allowed to be made based on an Excess-Cash-Flow formula should the Partnership’s pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership could make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership's ability to make additional Restricted Payments was permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

On April 13, 2017, the Partnership finalized the issuance of $500 million aggregate principal amount of 5.375% senior unsecured notes due 2027, in a private placement. Concurrently with this offering, the Partnership amended its existing 2013 Credit Agreement. The amended credit agreement includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. Refer to Note 13 of the unaudited condensed consolidated financial statements for additional detail.

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

In the first quarter of 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities by two years to December 31, 2020 and effectively convert $500 million of variable-rate debt to a rate of 2.64%. As a result of the amendments, the previously existing interest rate swap agreements were de-designated, and the amounts recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. The amended interest rate swap agreements are not designated as hedging instruments. There were no other changes to the terms of the agreements beyond those disclosed.

The fair market value of the Partnership's swap portfolio was recorded within "Derivative Liability" on the unaudited condensed consolidated balance sheets as of March 26, 2017, December 31, 2016, and March 27, 2016 as follows:

(In thousands)	March 26, 2017	December 31, 2016	March 27, 2016
Derivatives not designated as hedging instruments:
Interest rate swaps	$(15,658)	$(17,721)	$(27,855)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amended interest rate swap agreements are not designated as hedging instruments. As of March 26, 2017, we have no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. As of March 26, 2017, approximately $16.6 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the three-month periods ended March 26, 2017 and March 27, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 3/26/2017	Three months ended 3/27/2016	Designated Derivatives	Three months ended 3/26/2017	Three months ended 3/27/2016	Derivatives Not Designated	Three months ended 3/26/2017	Three months ended 3/27/2016
Interest rate swaps	$—	$(4,671)	Interest Expense	$—	$(851)	Net effect of swaps	$2,063	$(265)

During the quarter ended March 26, 2017, the Partnership recognized $2.1 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $0.3 million recorded in “Net effect of swaps.”

During the quarter ended March 27, 2016, the Partnership recognized $0.3 million of losses on the derivatives not designated as cash flow hedges and $1.6 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $1.8 million recorded in “Net effect of swaps.”

(7) Fair Value Measurements:
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of March 26, 2017, December 31, 2016, and March 27, 2016 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	March 26, 2017		December 31, 2016		March 27, 2016
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(15,658)	$(15,658)	$(17,721)	$(17,721)	$(27,855)	$(27,855)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(598,500)	$(601,493)	$(600,075)	$(603,075)	$(604,800)	$(604,800)
March 2013 notes	Long-Term Debt (1)	Level 1	$(500,000)	$(513,125)	$(500,000)	$(510,000)	$(500,000)	$(518,750)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(462,375)	$(450,000)	$(462,375)	$(450,000)	$(464,625)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs of $14.9 million, $15.9 million, and $18.9 million as of March 26, 2017, December 31, 2016, and March 27, 2016, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 26, 2017, December 31, 2016, or March 27, 2016.

(8) Earnings per Unit:
Net loss per limited partner unit is calculated based on the following unit amounts:

	Three months ended
	3/26/2017	3/27/2016
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,008	55,877
Diluted weighted average units outstanding	56,008	55,877
Net loss per unit - basic	$(1.16)	$(0.87)
Net loss per unit - diluted	$(1.16)	$(0.87)

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

As of the first quarter of 2017, the Partnership has recorded $0.9 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three-month periods ended March 26, 2017 and March 27, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(660)	(660)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,994	—	1,994

Net other comprehensive income	1,994	(660)	1,334

Balance at March 26, 2017	$(13,956)	$18,231	$4,275

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $2,520, respectively	(3,960)	(4,395)	(8,355)

Amounts reclassified from accumulated other comprehensive income, net of tax ($247) (2)	1,329	—	1,329

Net other comprehensive income	(2,631)	(4,395)	(7,026)

Balance at March 27, 2016	$(21,931)	$18,196	$(3,735)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 3/26/2017	Three months ended 3/27/2016
Interest rate contracts	$2,365	$1,576	Net effect of swaps
Provision for taxes	(371)	(247)	Benefit for taxes
Gains and losses on cash flow hedges	$1,994	$1,329	Net of tax

(1)	Amounts in parentheses indicate gains.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 26, 2017, December 31, 2016, and March 27, 2016 and for the three-month periods ended March 26, 2017 and March 27, 2016. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying unaudited condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$29,590	$4,652	$—	$34,242
Receivables	—	1,552	61,894	541,622	(576,483)	28,585
Inventories	—	—	2,008	37,310	—	39,318
Other current assets	74	907	3,419	26,350	(1,661)	29,089
	74	2,459	96,911	609,934	(578,144)	131,234
Property and Equipment, net	—	835	176,952	1,410,861	—	1,588,648
Investment in Park	711,257	852,264	195,731	294,228	(2,053,480)	—
Goodwill	674	—	59,620	119,605	—	179,899
Other Intangibles, net	—	—	13,306	24,418	—	37,724
Deferred Tax Asset	—	16,616	—	—	(16,616)	—
Other Assets	—	2,000	109	18,665	—	20,774
	$712,005	$874,174	$542,629	$2,477,711	$(2,648,240)	$1,958,279
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$897	$100	$3,353	$—	$4,350
Accounts payable	453,329	125,934	2,081	39,854	(576,483)	44,715
Deferred revenue	—	—	7,373	108,759	—	116,132
Accrued interest	864	589	7,729	1,831	—	11,013
Accrued taxes	1,084	—	—	9,113	(1,661)	8,536
Accrued salaries, wages and benefits	—	13,792	635	—	—	14,427
Self-insurance reserves	—	11,397	1,484	12,952	—	25,833
Other accrued liabilities	2,644	3,907	164	4,904	—	11,619
	457,921	156,516	19,566	180,766	(578,144)	236,625
Deferred Tax Liability	—	—	13,273	125,350	(16,616)	122,007
Derivative Liability	9,395	6,263	—	—	—	15,658
Other Liabilities	—	1,125	—	11,798	—	12,923
Long-Term Debt:
Revolving credit loans	—	—	—	85,000	—	85,000
Term debt	—	123,347	13,576	456,274	—	593,197
Notes	292,241	203,256	444,924	—	—	940,421
	292,241	326,603	458,500	541,274	—	1,618,618

Equity	(47,552)	383,667	51,290	1,618,523	(2,053,480)	(47,552)
	$712,005	$874,174	$542,629	$2,477,711	$(2,648,240)	$1,958,279

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$65,563	$58,178	$(1,025)	$122,716
Receivables	—	1,409	28,019	576,975	(570,989)	35,414
Inventories	—	—	1,371	24,905	—	26,276
Other current assets	173	796	2,229	9,833	(1,761)	11,270
	173	2,205	97,182	669,891	(573,775)	195,676
Property and Equipment, net	—	844	175,358	1,363,018	—	1,539,220
Investment in Park	798,076	937,626	200,075	324,282	(2,260,059)	—
Goodwill	674	—	59,381	119,605	—	179,660
Other Intangibles, net	—	—	13,255	24,582	—	37,837
Deferred Tax Asset	—	33,303	—	—	(33,303)	—
Other Assets	—	2,000	108	18,680	—	20,788
	$798,923	$975,978	$545,359	$2,520,058	$(2,867,137)	$1,973,181
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$572	$64	$2,139	$—	2,775
Accounts payable	428,396	145,258	740	18,471	(572,014)	20,851
Deferred revenue	—	—	5,601	77,164	—	82,765
Accrued interest	4,613	3,207	2,057	109	—	9,986
Accrued taxes	405	18,653	—	41,661	(1,761)	58,958
Accrued salaries, wages and benefits	—	29,227	1,131	—	—	30,358
Self-insurance reserves	—	12,490	1,321	13,252		27,063
Other accrued liabilities	2,282	3,018	193	4,434	—	9,927
	435,696	212,425	11,107	157,230	(573,775)	242,683
Deferred Tax Liability	—	—	12,838	125,350	(33,303)	104,885
Derivative Liability	10,633	7,088	—	—	—	17,721
Other Liabilities	—	1,236	—	11,926	—	13,162
Long-Term Debt:
Term debt	—	123,672	13,598	456,958	—	594,228
Notes	292,075	203,140	444,768	—	—	939,983
	292,075	326,812	458,366	456,958	—	1,534,211

Equity	60,519	428,417	63,048	1,768,594	(2,260,059)	60,519
	$798,923	$975,978	$545,359	$2,520,058	$(2,867,137)	$1,973,181

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$38,251	$28,203	$(1,903)	$64,551
Receivables	18	2,192	20,709	488,005	(477,010)	33,914
Inventories	—	131	1,920	36,404	—	38,455
Other current assets	77	26,642	2,097	25,153	(26,051)	27,918
	95	28,965	62,977	577,765	(504,964)	164,838
Property and Equipment, net	—	5,584	186,379	1,378,191	—	1,570,154
Investment in Park	699,382	904,557	176,055	24,194	(1,804,188)	—
Goodwill	674	—	94,428	119,606	—	214,708
Other Intangibles, net	—	—	13,384	23,271	—	36,655
Deferred Tax Asset	—	2,920	—	—	(2,920)	—
Other Assets	—	14,413	219	2,773	—	17,405
	$700,151	$956,439	$533,442	$2,125,800	$(2,312,072)	$2,003,760
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,649	$93	$2,308	$—	$4,050
Accounts payable	317,035	161,288	1,839	32,189	(478,259)	34,092
Deferred revenue	—	139	6,313	98,804	—	105,256
Accrued interest	1,290	1,303	7,853	914	—	11,360
Accrued taxes	1,935	—	1,810	32,869	(26,051)	10,563
Accrued salaries, wages and benefits	—	21,805	636	—	—	22,441
Self-insurance reserves	—	11,417	1,426	11,409	—	24,252
Distribution payable	46,968	—	—	—	(654)	46,314
Other accrued liabilities	1,438	1,125	190	4,443	—	7,196
	368,666	198,726	20,160	182,936	(504,964)	265,524
Deferred Tax Liability	—	—	20,003	121,865	(2,920)	138,948
Derivative Liability	16,713	11,142	—	—	—	27,855
Other Liabilities	—	1,232	—	11,156	—	12,388
Long-Term Debt:
Revolving credit loans	65,000	—	—	—	—	65,000
Term debt	—	243,628	13,660	340,021	—	597,309
Notes	291,578	202,794	444,170	—	—	938,542
	356,578	446,422	457,830	340,021	—	1,600,851

Equity	(41,806)	298,917	35,449	1,469,822	(1,804,188)	(41,806)
	$700,151	$956,439	$533,442	$2,125,800	$(2,312,072)	$2,003,760

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(6,138)	$(291)	$353	$45,296	$9,098	$48,318
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	5,480	—	5,480
Operating expenses	—	40,592	5,304	29,295	9,098	84,289
Selling, general and administrative	894	14,495	746	11,484	—	27,619
Depreciation and amortization	—	8	2	5,355	—	5,365
Loss on impairment / retirement of fixed assets, net	—	—	445	1,081	—	1,526
	894	55,095	6,497	52,695	9,098	124,279
Operating loss	(7,032)	(55,386)	(6,144)	(7,399)	—	(75,961)
Interest expense (income), net	8,169	5,308	5,905	(500)	—	18,882
Net effect of swaps	150	151	—	—	—	301
Gain on foreign currency	—	—	(2,671)	—	—	(2,671)
Other (income) expense	62	(15,264)	657	14,545	—	—
Income from investment in affiliates	48,666	20,604	4,344	11,097	(84,711)	—
Loss before taxes	(64,079)	(66,185)	(14,379)	(32,541)	84,711	(92,473)
Provision (benefit) for taxes	675	(17,519)	(3,276)	(7,599)	—	(27,719)
Net loss	$(64,754)	$(48,666)	$(11,103)	$(24,942)	$84,711	$(64,754)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(660)	—	(660)	—	660	(660)
Unrealized gain on cash flow hedging derivatives	1,994	605	—	—	(605)	1,994
Other comprehensive income (loss), (net of tax)	1,334	605	(660)	—	55	1,334
Total comprehensive loss	$(63,420)	$(48,061)	$(11,763)	$(24,942)	$84,766	$(63,420)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(2,500)	$7,841	$119	$58,317	$(5,339)	$58,438
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	(2)	6,239	—	6,237
Operating expenses	10	39,978	5,277	44,678	(5,339)	84,604
Selling, general and administrative	894	13,186	763	10,769	—	25,612
Depreciation and amortization	—	9	—	5,182	—	5,191
Loss on impairment / retirement of fixed assets, net	—	—	21	2,591	—	2,612
	904	53,173	6,059	69,459	(5,339)	124,256
Operating loss	(3,404)	(45,332)	(5,940)	(11,142)	—	(65,818)
Interest expense (income), net	8,038	6,445	6,036	(750)	—	19,769
Net effect of swaps	1,442	400	—	—	—	1,842
Gain on foreign currency	—	—	(19,561)	—	—	(19,561)
Other (income) expense	62	(19,371)	874	18,435	—	—
Income (loss) from investment in affiliates	34,681	14,144	3,475	(725)	(51,575)	—
Income (loss) before taxes	(47,627)	(46,950)	3,236	(28,102)	51,575	(67,868)
Provision (benefit) for taxes	859	(12,270)	2,510	(10,481)	—	(19,382)
Net income (loss)	$(48,486)	$(34,680)	$726	$(17,621)	$51,575	$(48,486)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(4,395)	—	(4,395)	—	4,395	(4,395)
Unrealized loss on cash flow hedging derivatives	(2,631)	(756)	—	—	756	(2,631)
Other comprehensive income (loss), (net of tax)	(7,026)	(756)	(4,395)	—	5,151	(7,026)
Total comprehensive loss	$(55,512)	$(35,436)	$(3,669)	$(17,621)	$56,726	$(55,512)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$23,702	$56,496	$(35,208)	$(119,483)	$509	$(73,984)
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	28,274	(28,274)	—
Purchase of identifiable intangible assets	—	—	—	(10)	—	(10)
Capital expenditures	—	—	(1,148)	(47,307)	—	(48,455)
Net cash for investing activities	—	—	(1,148)	(19,043)	(28,274)	(48,465)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Borrowings on revolving credit loans	—	—	—	85,000	—	85,000
Distributions paid to partners	(48,651)	—	—	—	516	(48,135)
Intercompany payables (payments) receipts	24,949	(53,223)	—	—	28,274	—
Tax effect of units involved in treasury unit transactions	—	(1,369)	—	—	—	(1,369)
Payments related to tax withholding for equity compensation	—	(1,904)	—	—	—	(1,904)
Net cash from (for) financing activities	(23,702)	(56,496)	—	85,000	28,790	33,592
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	383	—	—	383
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(35,973)	(53,526)	1,025	(88,474)
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$29,590	$4,652	$—	$34,242

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 27, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$(25,319)	$(51,142)	$(214)	$11,645	$(1,903)	$(66,933)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	63,088	(63,088)	—
Capital expenditures	—	—	(2,247)	(49,974)	—	(52,221)
Net cash from (for) investing activities	—	—	(2,247)	13,114	(63,088)	(52,221)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Borrowings on revolving credit loans	65,000	—	—	—	—	65,000
Intercompany payables (payments) receipts	(116,688)	53,600	—	—	63,088	—
Tax effect of units involved in treasury unit transactions	—	(1,549)	—	—	—	(1,549)
Payments related to tax withholding for equity compensation	—	(909)	—	—	—	(909)
Net cash from (for) financing activities	(51,688)	51,142	—	—	63,088	62,542
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,606	—	—	1,606
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	(855)	24,759	(1,903)	(55,006)
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$38,251	$28,203	$(1,903)	$64,551

(13) Subsequent Events:
On April 13, 2017, the Partnership finalized the issuance of $500 million aggregate principal amount of 5.375% senior unsecured notes due 2027, in a private placement ("April 2017 notes"). Concurrently with this offering, the Partnership amended its existing 2013 Credit Agreement. The amended credit agreement ("2017 Credit Agreement") includes a $750 million seven-year senior secured term loan facility and a $275 million five-year senior secured revolving credit facility. The net proceeds from the offering of the notes, along with the proceeds from the 2017 Credit Agreement, were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 (the March 2013 notes) and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes.

Terms of the 2017 Credit Agreement include an increase to the existing $255 million senior secured revolving credit facility to $275 million. Under the 2017 Credit Agreement, the Canadian revolving credit facility continues to have a sub-limit of $15 million. Borrowings under the new senior secured revolving credit facility bear interest at London Interbank Offered Rate ("LIBOR") or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility, which matures in April 2022, also provides the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

The U.S. term loan, which amortizes at 0.25% quarterly, or $7.5 million per year, is scheduled to mature in April 2024 and bears interest at a rate of LIBOR plus 225 bps.

The $500 million senior unsecured notes will pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to April 15, 2020, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any.

The redemption of the March 2013 notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.6 million and debt premium payments of $15.5 million. Accordingly, the Partnership will record a loss on debt extinguishment of approximately $23.1 million in the second quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, extra-charge attractions, and food and other attractions both inside and outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities, and insurance are relatively fixed and do not vary significantly with attendance.

Each of our properties is overseen by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a property-by-property basis.

Along with attendance and per capita statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President - Operations, Regional Vice Presidents and the park general managers.

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

In the first quarter of 2017, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 26, 2017 and March 27, 2016.

	Three months ended
	3/26/2017	3/27/2016
(In thousands)	(13 weeks)	(13 weeks)
Net loss	$(64,754)	$(48,486)
Interest expense	18,914	19,787
Interest income	(32)	(18)
Benefit for taxes	(27,719)	(19,382)
Depreciation and amortization	5,365	5,191
EBITDA	(68,226)	(42,908)
Net effect of swaps	301	1,842
Non-cash foreign currency gain	(2,679)	(19,714)
Non-cash equity compensation expense	3,417	2,468
Loss on impairment / retirement of fixed assets, net	1,526	2,612
Other (1)	192	244
Adjusted EBITDA	$(65,469)	$(55,456)

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
Three months ended March 26, 2017

Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance, and administrative expenses at our ten seasonal amusement parks and two outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The fiscal three-month period ended March 26, 2017 consisted of a 13-week period and included a total of 88 operating days compared with 13 weeks and 96 operating days for the fiscal three-month period ended March 27, 2016. As of March 26, 2017 and March 27, 2016, four of our amusement parks were operating.

The following table presents key financial information for the three months ended March 26, 2017 and March 27, 2016:

	Three months ended	Three months ended
	3/26/2017	3/27/2016	Increase (Decrease)
	(13 weeks)	(13 weeks)	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$48,318	$58,438	$(10,120)	(17.3)%
Operating costs and expenses	117,388	116,453	935	0.8%
Depreciation and amortization	5,365	5,191	174	3.4%
Loss on impairment / retirement of fixed assets, net	1,526	2,612	(1,086)	N/M
Operating loss	$(75,961)	$(65,818)	$(10,143)	(15.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(65,469)	$(55,456)	$(10,013)	(18.1)%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 26.

For the quarter ended March 26, 2017, net revenues decreased by $10.1 million, to $48.3 million, from $58.4 million in the first quarter of 2016. This reflects a decrease in attendance offset partially by an increase in in-park per capita spending. Out-of-park revenues were comparable with the same period in the prior year. The decrease in attendance was largely driven by the shift of the Easter holiday and spring break period from the first quarter of 2016 to the second quarter of 2017, and by rain at Knott's Berry Farm. The increase in in-park per capita spending was largely attributable to increases in admissions pricing. Out-of-park revenues were comparable with the prior period due to proceeds received in the current period from a business interruption insurance claim relating to a prior year water outage at Cedar Point largely offsetting prior period revenues received from an early season Super Bowl 50 special event. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not operating during the period.

Operating costs and expenses for the quarter increased 0.8%, or $0.9 million, to $117.4 million from $116.5 million in the first quarter of 2016. The increase is the result of a $2.0 million increase in SG&A expense offset by an $0.8 million decrease in cost of good sold and a $0.3 million decrease in operating expenses. Cost of goods sold decreased due to lower sales volume during the quarter. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both periods. The $2.0 million increase in SG&A expense was primarily attributable to improvements in security and technology, increases in employee health costs, and increases in employee compensation and corresponding employer taxes. The $0.3 million decrease in operating expenses was primarily due to decreased maintenance expense attributable to specific prior year repair projects that did not reoccur in the current year, partially offset by increased employer taxes and health care costs related to increased medical claims. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the first quarter.

Depreciation and amortization expense for the quarter increased $0.2 million, or 3.4% due to growth in capital improvements. For the first quarter of 2017, the loss on impairment / retirement of fixed assets was $1.5 million, reflecting the retirement of assets in the normal course of business at several of our properties, compared to $2.6 million in the first quarter of 2016.

After the items above, operating loss for the first quarter of 2017 increased $10.1 million to $76.0 million compared to an operating loss of $65.8 million for the first quarter of 2016.

Interest expense for the first quarter of 2017 decreased $0.9 million from $19.8 million in the first quarter of 2016. The net effect of our swaps resulted in a non-cash charge to earnings of $0.3 million for the first quarter of 2017 compared with a $1.8 million non-cash charge to earnings in the first quarter of 2016. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $2.7 million net benefit to earnings for foreign currency transaction gains and losses compared with a $19.6 million net benefit to earnings for the first quarter in 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the first quarter of 2017, a benefit for taxes of $27.7 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares to a benefit for taxes recorded in the first quarter of 2016 of $19.4 million. This increase in tax benefit relates largely to an increase in pretax loss from our corporate subsidiaries compared to the same period a year ago.

After the items above, net loss for the current quarter totaled $64.8 million, or $1.16 per diluted limited partner unit, compared with a net loss of $48.5 million, or $0.87 per diluted unit, for the first quarter a year ago.

For the current quarter, our Adjusted EBITDA loss increased to $65.5 million from $55.5 million for the fiscal first quarter of 2016. The approximate $10.0 million increase in Adjusted EBITDA loss is due to the attendance and revenue decline largely driven by the shift of the Easter holiday and spring break period from the first quarter of 2016 to the second quarter of 2017, and due to rain at Knott's Berry Farm.

April 2017

Based on preliminary results, net revenues through April are up 2% over the same four-month period last year.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2017 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.6 at March 26, 2017 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels.
Operating Activities
During the three-month period ended March 26, 2017, net cash used for operating activities increased $7.1 million from the same period a year ago, primarily due to a higher net loss in the current period.
Investing Activities
Net cash used for investing activities for the first three months of 2017 was $48.5 million, a decrease of $3.8 million compared with the same period in the prior year. This decrease reflects lower capital expenditures in the period.
Financing Activities
Net cash from financing activities for the first three months of 2017 was $33.6 million, a decrease of $29.0 million compared with the same period in the prior year. This decrease reflects the year-over-year timing difference in the payment of unitholder distributions offset by an increase in net revolver borrowings of $20.0 million.

As of March 26, 2017, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

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

•
$500 million of 5.25% senior unsecured notes, maturing in 2021, issued at par. The notes were redeemed in whole prior to March 15, 2018 at a price equal to 102.625% of the principal amount of the notes redeemed, together with accrued and unpaid interest to the redemption date. The notes paid interest semi-annually in March and September.

•
$602.9 million of senior secured term debt, maturing in March 2020 under our 2013 Credit Agreement. The term debt had an interest rate of London InterBank Offering Rate ("LIBOR") plus 250 basis points (bps) with a LIBOR floor of 75 bps. The term loan amortized at $6.3 million annually. Current maturities totaled $4.4 million as of March 26, 2017.

•
$85.0 million of borrowings under the $255 million senior secured revolving credit facility under our 2013 Credit Agreement. Under the 2013 Credit Agreement, the Canadian portion of the revolving credit facility had a sub-limit of $15.0 million. U.S. denominated and Canadian denominated loans made under the revolving credit facility had an interest rate of LIBOR plus 225 bps (with no LIBOR floor). The revolving credit facility was scheduled to mature in March 2018 and also provided for the issuance of documentary and standby letters of credit. The 2013 Credit Agreement required that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at March 26, 2017, we had $154.1 million of available borrowings under the revolving credit facility and cash on hand of $34.2 million.

As of March 26, 2017, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to fixed rates. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. Additional detail regarding our current and historical swap arrangements is provided in Note 6 to our unaudited condensed consolidated financial statements.

As of March 26, 2017, the fair market value of our derivative portfolio was $15.7 million and was recorded in "Derivative Liability."

The 2013 Credit Agreement included two Financial Condition Covenants, which if breached for any reason and not cured, could result in an event of default. At the end of the first quarter of 2017, the first of these, the Consolidated Leverage Ratio, was set at a maximum of 5.50x consolidated total debt (excluding the revolving debt)-to-consolidated EBITDA. The second of these required ratios, the Consolidated Fixed Charge Coverage Ratio, was set at a minimum of 1.1x (consolidated total fixed charges-to-consolidated EBITDA). As of March 26, 2017, the Partnership was in compliance with these Financial Condition Covenants and all other covenants under the 2013 Credit Agreement.

The Partnership was allowed to make Restricted Payments, as defined in the 2013 Credit Agreement, of up to $60 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with certain financial ratios after giving effect to the payments. Additional Restricted Payments were allowed to be made based on an Excess-Cash-Flow formula should the Partnership's pro-forma Consolidated Leverage Ratio be less than or equal to 5.00x. Pursuant to the terms of the indentures governing the Partnership's June 2014 and March 2013 notes, the Partnership could make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and our ability to make additional Restricted Payments was permitted should the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

2017 Debt Refinancing
On April 13, 2017, the Partnership finalized the issuance of $500 million aggregate principal amount of 5.375% senior unsecured notes due 2027, in a private placement ("April 2017 notes"). Concurrently with this offering, the Partnership amended its existing 2013 Credit Agreement. The amended credit agreement ("2017 Credit Agreement") includes a $750 million seven-year senior secured term loan facility and a $275 million five-year senior secured revolving credit facility. The net proceeds from the offering of the notes, along with the proceeds from the 2017 Credit Agreement, were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 (the March 2013 notes) and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities, and for general corporate purposes.

Terms of the 2017 Credit Agreement include an increase to the existing $255 million senior secured revolving credit facility to $275 million. Under the 2017 Credit Agreement, the Canadian revolving credit facility continues to have a sub-limit of $15 million. Borrowings under the new senior secured revolving credit facility bear interest at London Interbank Offered Rate ("LIBOR") or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility, which matures in April 2022, also provides the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires that we pay a commitment fee of 38 bps per annum on the unused portion of the credit facilities.

The U.S. term loan, which amortizes at 0.25% quarterly, or $7.5 million per year, is scheduled to mature in April 2024 and bears interest at a rate of LIBOR plus 225 bps.

The $500 million senior unsecured notes will pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Prior to April 15, 2020, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any.

The 2017 Credit Agreement includes one Financial Condition Covenant, the Consolidated Leverage Ratio. The ratio is set at a maximum of 5.50x consolidated total debt-to-consolidated EBITDA, which if breached for any reason and not cured, could result in an event of default.

The Partnership is allowed to make Restricted Payments, as defined in the 2017 Credit Agreement, of up to $100 million annually, so long as no default or event of default has occurred and is continuing and so long as the Partnership would be in compliance with the Consolidated Leverage Ratio after giving effect to the payments. Additional Restricted Payments are allowed to be made based on an Excess-Cash-Flow formula should the Partnership's pro-forma Consolidated Leverage Ratio be less than or equal to 5.25x. Pursuant to the terms of the indenture governing the Partnership's April 2017 notes, the Partnership can make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing; and our ability to make additional Restricted Payments is permitted should the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.25x.

In accordance with the 2013 Credit Agreement debt provisions, on February 22, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which was paid on March 15, 2017. Also, in accordance with the 2017 Credit Agreement debt provisions, on May 3, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which will be payable on June 15, 2017.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 26, 2017. We have no other significant off-balance sheet financing arrangements.

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

As of March 26, 2017, on an adjusted basis after giving affect to the April 2017 debt refinancing and the impact of interest rate swap agreements, $1,450.0 million of our outstanding long-term debt represented fixed-rate debt and $250.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $24.9 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.4 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 26, 2017, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 26, 2017.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in the Partnership’s internal control over financial reporting that occurred during the fiscal quarter ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table presents information about repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests made by the Partnership during the first quarter of fiscal 2017:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29	1,068	$63.35	—	$—
January 30 - February 26	—	—	—	—
February 27 - March 26	26,855	68.39	—	—
Total	27,923	$68.20	—	$—

(1)
All of the units reported as purchased are attributable to units that were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (4.1)
Indenture, dated as of April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, and Millennium Operations LLC, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (4.2)	Form of 5.375% Senior Note due 2027 (included in Exhibit 4.1). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (4.3)
Registration Rights Agreement, dated April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, and Millennium Operations LLC, as issuers, the guarantors named therein, and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (10.1)
Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company, and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 3, 2017	/s/ Matthew A. Ouimet
Matthew A. Ouimet
Chief Executive Officer

Date:	May 3, 2017	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit (4.1)
Indenture, dated as of April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, and Millennium Operations LLC, as issuers, the guarantors named therein, and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (4.2)	Form of 5.375% Senior Note due 2027 (included in Exhibit 4.1). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (4.3)
Registration Rights Agreement, dated April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, and Millennium Operations LLC, as issuers, the guarantors named therein, and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (10.1)
Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company, and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 13, 2017.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 26, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.