Form 10-Q
period 2017-06-25
CEDAR FAIR L P
filed 2017-08-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of July 31, 2017
Units Representing Limited Partner Interests	56,238,002

Page 1 of 39 pages

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/25/2017	12/31/2016	6/26/2016
ASSETS
Current Assets:
Cash and cash equivalents	$101,083	$122,716	$68,085
Receivables	83,377	35,414	78,006
Inventories	43,240	26,276	42,553
Prepaid advertising	18,779	1,571	20,915
Other current assets	15,830	9,699	15,213
	262,309	195,676	224,772
Property and Equipment:
Land	266,823	265,961	272,534
Land improvements	418,473	402,013	392,436
Buildings	699,548	663,982	674,251
Rides and equipment	1,723,960	1,643,770	1,655,689
Construction in progress	39,775	58,299	26,095
	3,148,579	3,034,025	3,021,005
Less accumulated depreciation	(1,539,953)	(1,494,805)	(1,444,511)
	1,608,626	1,539,220	1,576,494
Goodwill	180,370	179,660	217,026
Other Intangibles, net	37,653	37,837	36,833
Other Assets	20,499	20,788	17,256
	$2,109,457	$1,973,181	$2,072,381
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$2,775	$—
Accounts payable	45,374	20,851	40,242
Deferred revenue	193,338	82,765	173,062
Accrued interest	9,735	9,986	11,710
Accrued taxes	30,352	58,958	30,829
Accrued salaries, wages and benefits	24,955	30,358	33,962
Self-insurance reserves	26,860	27,063	25,588
Other accrued liabilities	16,706	9,927	14,047
	354,820	242,683	329,440
Deferred Tax Liability	116,797	104,885	138,229
Derivative Liability	18,166	17,721	30,900
Other Liabilities	12,423	13,162	12,474
Long-Term Debt:
Revolving credit loans	—	—	55,000
Term debt	731,258	594,228	595,902
Notes	936,633	939,983	938,863
	1,667,891	1,534,211	1,589,765
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	—	(1)
Limited partners, 56,240, 56,201 and 56,072 units outstanding at June 25, 2017, December 31, 2016 and June 26, 2016, respectively	(70,915)	52,288	(29,525)
Accumulated other comprehensive income (loss)	4,986	2,941	(4,191)
	(60,640)	60,519	(28,427)
	$2,109,457	$1,973,181	$2,072,381

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	6/25/2017	6/26/2016	6/25/2017	6/26/2016
Net revenues:
Admissions	$214,881	$214,338	$237,444	$242,998
Food, merchandise and games	133,167	129,924	151,375	151,691
Accommodations, extra-charge products and other	44,750	43,772	52,297	51,783
	392,798	388,034	441,116	446,472
Costs and expenses:
Cost of food, merchandise, and games revenues	34,249	34,566	39,729	40,803
Operating expenses	160,380	157,525	244,669	242,129
Selling, general and administrative	51,860	51,371	79,479	76,983
Depreciation and amortization	50,812	48,299	56,177	53,490
Loss on impairment / retirement of fixed assets, net	184	1,415	1,710	4,027
	297,485	293,176	421,764	417,432
Operating income	95,313	94,858	19,352	29,040
Interest expense	21,920	21,125	40,834	40,912
Net effect of swaps	4,368	5,410	4,669	7,252
Loss on early debt extinguishment	23,115	—	23,115	—
Gain on foreign currency	(3,183)	(11,455)	(5,854)	(31,016)
Interest income	(16)	(8)	(48)	(26)
Income (loss) before taxes	49,109	79,786	(43,364)	11,918
Provision (benefit) for taxes	17,741	21,803	(9,978)	2,421
Net income (loss)	31,368	57,983	(33,386)	9,497
Net income (loss) allocated to general partner	1	—	—	—
Net income (loss) allocated to limited partners	$31,367	$57,983	$(33,386)	$9,497

Net income (loss)	$31,368	$57,983	$(33,386)	$9,497
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(1,282)	(2,449)	(1,942)	(6,844)
Unrealized gain (loss) on cash flow hedging derivatives	1,993	1,993	3,987	(638)
Other comprehensive income (loss), (net of tax)	711	(456)	2,045	(7,482)
Total comprehensive income (loss)	$32,079	$57,527	$(31,341)	$2,015
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,076	55,940	56,025	55,909
Net income (loss) per limited partner unit	$0.56	$1.04	$(0.60)	$0.17
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,598	56,358	56,025	56,406
Net income (loss) per limited partner unit	$0.55	$1.03	$(0.60)	$0.17
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Six months ended
	6/25/2017	6/26/2016
Limited Partnership Units Outstanding
Beginning balance	56,201	56,018
Limited partnership unit options exercised	10	10
Limited partnership unit forfeitures	(2)	—
Issuance of limited partnership units as compensation	31	44
	56,240	56,072
Limited Partners’ Equity
Beginning balance	$52,288	$48,428
Net income (loss)	(33,386)	9,497
Partnership distribution declared ($1.71 and $1.65 per limited partnership unit)	(96,329)	(92,675)
Expense recognized for limited partnership unit options	—	5
Tax effect of units involved in treasury unit transactions	(1,377)	(1,604)
Issuance of limited partnership units as compensation	7,889	6,824
	(70,915)	(29,525)
General Partner’s Equity
Beginning balance	—	—
Net income (loss)	—	—
Partnership distribution declared	(1)	(1)
	(1)	(1)
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	18,891	22,591
Period activity, net of tax $0 and $3,934	(1,942)	(6,844)
	16,949	15,747
Unrealized gain (loss) on cash flow hedging derivatives:
Beginning balance	(15,950)	(19,300)
Period activity, net of tax ($742) and $92	3,987	(638)
	(11,963)	(19,938)
	4,986	(4,191)
Total Partners’ Equity	$(60,640)	$(28,427)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	6/25/2017	6/26/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(33,386)	$9,497
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	56,177	53,490
Loss on early debt extinguishment	23,115	—
Non-cash foreign currency gain on debt	(5,541)	(31,429)
Other non-cash expenses	24,410	31,948
Net change in working capital	22,598	40,406
Net change in other assets/liabilities	296	(5,819)
Net cash from operating activities	87,669	98,093
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(123,678)	(106,233)
Purchase of identifiable intangible assets	(16)	—
Net cash for investing activities	(123,694)	(106,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	—	55,000
Term debt borrowings	750,000	—
Note borrowings	500,000	—
Term debt payments	(602,850)	(6,000)
Note payments, including amounts paid for early termination	(515,458)	—
Distributions paid to partners	(96,330)	(92,676)
Payment of debt issuance costs	(18,381)	—
Tax effect of units involved in treasury unit transactions	(1,377)	(1,604)
Payments related to tax withholding for equity compensation	(2,053)	(920)
Net cash from (for) financing activities	13,551	(46,200)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	841	2,868
CASH AND CASH EQUIVALENTS
Net decrease for the period	(21,633)	(51,472)
Balance, beginning of period	122,716	119,557
Balance, end of period	$101,083	$68,085
SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$40,103	$38,557
Interest capitalized	1,536	1,474
Cash payments for income taxes, net of refunds	12,534	6,989
Capital expenditures in accounts payable	5,955	1,265
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 25, 2017 AND JUNE 26, 2016

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended June 25, 2017 and June 26, 2016 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, which were included in the Form 10-K filed on February 24, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Reclassifications
Certain prior year supplies inventory amounts of $3.7 million have been reclassified to other current assets in the unaudited condensed consolidated balance sheet for the period ended June 26, 2016 to conform with fiscal 2017 presentation.
Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 are meant to simplify the current accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Partnership adopted this guidance in the first quarter of 2017. The impact of the guidance included: (1) prospective recognition of excess tax benefits and tax deficiencies as income tax expense (as opposed to the previous recognition in additional paid-in-capital), approximately $0.7 million of excess tax benefits were recognized in benefit for taxes for the six months ended June 25, 2017; (2) prospective exclusion of future excess tax benefits and deficiencies in the calculation of diluted shares, which had an immaterial impact on the net loss per limited partner unit for the six months ending June 25, 2017; (3) prospective classification of excess tax benefits as an operating activity within the statement of cash flows (as opposed to the previous classification as a financing activity), approximately $0.7 million of excess tax benefits were classified as an operating activity for the six months ended June 25, 2017; (4) the formal accounting policy election to recognize forfeitures as they occur (as opposed to estimating a forfeiture accrual), which did not have a material impact on the Partnership's financial statements; (5) retrospective classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity within the statement of cash flows (as opposed to the previous classification as an operating activity), approximately $0.9 million was reclassified for the six months ended June 26, 2016.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or modified retrospective transition method, and early adoption is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership expects to adopt this standard in the first quarter of 2018 using the modified retrospective method. The Partnership anticipates the primary impact of the adoption on the consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. The Partnership does not anticipate adoption of the standard to have a material effect on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The amendments in ASU 2016-02 provide that most leases will now be recorded on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and will replace most existing lease guidance under U.S. GAAP when it becomes effective. This ASU requires a modified transition method for existing leases and applies to the earliest period presented in the financial statements. The Partnership expects to adopt this standard in the first quarter of 2019. While the Partnership is still in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures, the Partnership anticipates recognizing a right-of-use asset and corresponding lease liability on the consolidated balance sheet for the Santa Clara land lease, as well as other operating leases, upon adoption.

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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season, (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season, and (c) all other costs are expensed as incurred or ratably over the entire year. Revenues on multi-use products for the next operating season are deferred in the year received and recognized as revenue in the following operating season.

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

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of June 25, 2017, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 25, 2017 and June 26, 2016 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	710	—	710
Balance at June 25, 2017	$260,238	$(79,868)	$180,370

Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	6,215	—	6,215
Balance at June 26, 2016	$296,894	$(79,868)	$217,026

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

As of June 25, 2017, December 31, 2016, and June 26, 2016, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 25, 2017
Other intangible assets:
Trade names	$35,761	$—	$35,761
License / franchise agreements	3,308	(1,416)	1,892
Total other intangible assets	$39,069	$(1,416)	$37,653

December 31, 2016
Other intangible assets:
Trade names	$35,603	$—	$35,603
License / franchise agreements	3,326	(1,092)	2,234
Total other intangible assets	$38,929	$(1,092)	$37,837

June 26, 2016
Other intangible assets:
Trade names	$36,086	$—	$36,086
License / franchise agreements	1,476	(729)	747
Total other intangible assets	$37,562	$(729)	$36,833

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of June 25, 2017, December 31, 2016, and June 26, 2016 consisted of the following:

(In thousands)	June 25, 2017	December 31, 2016	June 26, 2016

Revolving credit facility (due 2022)	$—	$—	$—
Revolving credit facility (due 2018)	—	—	55,000
Term debt (1)
April 2017 U.S. term loan averaging 3.25% (due 2017-2024)	750,000	—	—
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	—	602,850	602,850
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	—	—
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate notes at 5.25% (due 2021)	—	500,000	500,000
	1,700,000	1,552,850	1,607,850
Less current portion	(7,500)	(2,775)	—
	1,692,500	1,550,075	1,607,850
Less debt issuance costs	(24,609)	(15,864)	(18,085)
	$1,667,891	$1,534,211	$1,589,765

(1)	The average interest rate does not reflect the effect of interest rate swap agreements (see Note 6).
In April 2017, the Partnership issued $500 million of 5.375% senior unsecured notes ("April 2017 notes"), maturing in 2027. The net proceeds from the offering of the April 2017 notes, together with borrowings under the 2017 Credit Agreement (defined below), were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 ("March 2013 notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes. The redemption of the March 2013 notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.6 million and debt premium payments of $15.5 million. Accordingly, the Partnership recorded a loss on debt extinguishment of $23.1 million in the second quarter of 2017.

Concurrently with the April 2017 notes issuance, the Partnership amended and restated its existing $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The terms of the senior secured term loan facility include a maturity date of April 15, 2024 and an interest rate of London InterBank Offered Rate ("LIBOR") plus 225 basis points (bps). The term loan amortizes at $7.5 million annually. The facilities provided under the 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Terms of the 2017 Credit Agreement include a revolving credit facility of a combined $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

The April 2017 notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. Prior to April 15, 2020, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"), maturing in 2024. The Partnership's June 2014 notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed together plus a "make-whole" premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x consolidated total debt-to-consolidated EBITDA. As of June 25, 2017, the Partnership was in compliance with this Financial Condition Covenant and all other covenants under the 2017 Credit Agreement.

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership's ability to make additional Restricted Payments is permitted should the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

(6) Derivative Financial Instruments:
Derivative financial instruments are used within the Partnership’s overall risk management program to manage certain interest rate and foreign currency risks. By utilizing a derivative instrument to hedge exposure to LIBOR rate changes, the Partnership is exposed to counterparty credit risk, in particular the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that the Partnership believes poses minimal credit risk. The Partnership does not use derivative financial instruments for trading purposes.

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

The fair market value of the Partnership's swap portfolio was recorded within "Derivative Liability" on the unaudited condensed consolidated balance sheets as of June 25, 2017, December 31, 2016, and June 26, 2016 as follows:

(In thousands)	June 25, 2017	December 31, 2016	June 26, 2016
Derivatives not designated as hedging instruments:
Interest rate swaps	$(18,166)	$(17,721)	$(30,900)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amended interest rate swap agreements are not designated as hedging instruments. As of June 25, 2017, we have no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. As of June 25, 2017, approximately $14.2 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the three months ended June 25, 2017 and June 26, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 6/25/2017	Three months ended 6/26/2016	Designated Derivatives	Three months ended 6/25/2017	Three months ended 6/26/2016	Derivatives Not Designated	Three months ended 6/25/2017	Three months ended 6/26/2016
Interest rate swaps	$—	$—	Interest Expense	$—	$—	Net effect of swaps	$(2,003)	$(3,046)

During the quarter ended June 25, 2017, the Partnership recognized $2.0 million of losses on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $4.4 million recorded in “Net effect of swaps.”

During the quarter ended June 26, 2016, the Partnership recognized $3.0 million of losses on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $5.4 million recorded in “Net effect of swaps.”

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the six months ended June 25, 2017 and June 26, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Six months ended 6/25/2017	Six months ended 6/26/2016	Designated Derivatives	Six months ended 6/25/2017	Six months ended 6/26/2016	Derivatives Not Designated	Six months ended 6/25/2017	Six months ended 6/26/2016
Interest rate swaps	$—	$(4,671)	Interest Expense	$—	$(851)	Net effect of swaps	$60	$(3,311)

During the six-month period ended June 25, 2017, the Partnership recognized $0.1 million of gains on the derivatives not designated as cash flow hedges and $4.7 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $4.7 million recorded in “Net effect of swaps.”

During the six-month period ended June 26, 2016, the Partnership recognized $3.3 million of losses on the derivatives not designated as cash flow hedges and $3.9 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $7.3 million recorded in “Net effect of swaps.”

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of June 25, 2017, December 31, 2016, and June 26, 2016 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	June 25, 2017		December 31, 2016		June 26, 2016
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(18,166)	$(18,166)	$(17,721)	$(17,721)	$(30,900)	$(30,900)
Other financial assets (liabilities):
March 2013 term debt	Long-Term Debt (1)	Level 2	—	—	$(600,075)	$(603,075)	$(602,850)	$(604,357)
April 2017 term debt	Long-Term Debt (1)	Level 2	$(742,500)	$(747,141)	—	—	—	—
March 2013 notes	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(510,000)	$(500,000)	$(518,750)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(475,875)	$(450,000)	$(462,375)	$(450,000)	$(465,750)
April 2017 notes	Long-Term Debt (1)	Level 2	$(500,000)	$(529,375)	—	—	—	—

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs of $24.6 million, $15.9 million, and $18.1 million as of June 25, 2017, December 31, 2016, and June 26, 2016, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 25, 2017, December 31, 2016, or June 26, 2016.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended
	6/25/2017	6/26/2016	6/25/2017	6/26/2016
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,076	55,940	56,025	55,909
Effect of dilutive units:
Deferred units	40	30	—	28
Performance units	—	—	—	64
Restricted units	288	253	—	273
Unit options	194	135	—	132
Phantom units	—	—	—	—
Diluted weighted average units outstanding	56,598	56,358	56,025	56,406
Net income (loss) per unit - basic	$0.56	$1.04	$(0.60)	$0.17
Net income (loss) per unit - diluted	$0.55	$1.03	$(0.60)	$0.17

(9) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. In addition to income taxes on its corporate subsidiaries, the Partnership is subject to a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its subsidiaries.

As of the end of the second quarter of 2017, the Partnership has recorded $0.9 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three months ended June 25, 2017 and June 26, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at March 26, 2017	$(13,956)	$18,231	$4,275

Other comprehensive income before reclassifications	—	(1,282)	(1,282)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,993	—	1,993

Net other comprehensive income	1,993	(1,282)	711

Balance at June 25, 2017	$(11,963)	$16,949	$4,986

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at March 27, 2016	$(21,931)	$18,196	$(3,735)

Other comprehensive income before reclassifications, net of tax $1,414	—	(2,449)	(2,449)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,993	—	1,993

Net other comprehensive income	1,993	(2,449)	(456)

Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 6/25/2017	Three months ended 6/26/2016
Interest rate contracts	$2,364	$2,364	Net effect of swaps
Provision for taxes	(371)	(371)	Provision (benefit) for taxes
Gains and losses on cash flow hedges	$1,993	$1,993	Net of tax

(1)	Amounts in parentheses indicate gains.

The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the six months ended June 25, 2017 and June 26, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(1,942)	(1,942)

Amounts reclassified from accumulated other comprehensive income, net of tax ($742) (2)	3,987	—	3,987

Net other comprehensive income	3,987	(1,942)	2,045

Balance at June 25, 2017	$(11,963)	$16,949	$4,986

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $3,934, respectively	(3,960)	(6,844)	(10,804)

Amounts reclassified from accumulated other comprehensive income, net of tax ($619) (2)	3,322	—	3,322

Net other comprehensive income	(638)	(6,844)	(7,482)

Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Six months ended 6/25/2017	Six months ended 6/26/2016
Interest rate contracts	$4,729	$3,941	Net effect of swaps
Provision for taxes	(742)	(619)	Provision (benefit) for taxes
Gains and losses on cash flow hedges	$3,987	$3,322	Net of tax

(1)	Amounts in parentheses indicate gains.

(12) Consolidating Financial Information of Guarantors and Issuers:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's June 2014 notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 25, 2017, December 31, 2016, and June 26, 2016 and for the three-month and six-month periods ended June 25, 2017 and June 26, 2016. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying unaudited condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$49,488	$52,298	$(703)	$101,083
Receivables	—	1,285	37,080	778,142	(733,130)	83,377
Inventories	—	—	3,636	39,604	—	43,240
Other current assets	376	374	2,759	32,458	(1,358)	34,609
	376	1,659	92,963	902,502	(735,191)	262,309
Property and Equipment, net	—	851	176,352	1,431,423	—	1,608,626
Investment in Park	399,003	866,792	207,621	157,018	(1,630,434)	—
Goodwill	674	—	60,090	119,606	—	180,370
Other Intangibles, net	—	—	13,409	24,244	—	37,653
Deferred Tax Asset	—	22,137	—	—	(22,137)	—
Other Assets	—	2,000	107	18,392	—	20,499
	$400,053	$893,439	$550,542	$2,653,185	$(2,387,762)	$2,109,457
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,310	$—	$6,190	$—	$7,500
Accounts payable	445,741	292,715	4,514	36,237	(733,833)	45,374
Deferred revenue	—	—	20,046	173,292	—	193,338
Accrued interest	346	230	1,668	7,491	—	9,735
Accrued taxes	724	12,079	—	18,907	(1,358)	30,352
Accrued salaries, wages and benefits	—	22,918	2,037	—	—	24,955
Self-insurance reserves	—	11,900	1,448	13,512	—	26,860
Other accrued liabilities	2,982	3,979	808	8,937	—	16,706
	449,793	345,131	30,521	264,566	(735,191)	354,820
Deferred Tax Liability	—	—	13,584	125,350	(22,137)	116,797
Derivative Liability	10,900	7,266	—	—	—	18,166
Other Liabilities	—	1,262	—	11,161	—	12,423
Long-Term Debt:
Term debt	—	128,533	—	602,725	—	731,258
Notes	—	—	445,062	491,571	—	936,633
	—	128,533	445,062	1,094,296	—	1,667,891

Equity	(60,640)	411,247	61,375	1,157,812	(1,630,434)	(60,640)
	$400,053	$893,439	$550,542	$2,653,185	$(2,387,762)	$2,109,457

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$43,844	$24,894	$(653)	$68,085
Receivables	(9)	1,565	23,381	567,888	(514,819)	78,006
Inventories	—	—	2,310	40,243	—	42,553
Other current assets	377	26,236	3,064	32,359	(25,908)	36,128
	368	27,801	72,599	665,384	(541,380)	224,772
Property and Equipment, net	—	885	189,226	1,386,383	—	1,576,494
Investment in Park	667,710	830,528	184,964	295,114	(1,978,316)	—
Goodwill	674	—	96,746	119,606	—	217,026
Other Intangibles, net	—	—	13,743	23,090	—	36,833
Deferred Tax Asset	—	2,549	—	—	(2,549)	—
Other Assets	—	2,000	183	15,073	—	17,256
	$668,752	$863,763	$557,461	$2,504,650	$(2,522,245)	$2,072,381
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$377,726	$142,024	$3,139	$32,825	$(515,472)	$40,242
Deferred revenue	—	—	17,154	155,908	—	173,062
Accrued interest	4,825	3,343	1,771	1,771	—	11,710
Accrued taxes	2,499	—	5,993	48,245	(25,908)	30,829
Accrued salaries, wages and benefits	—	31,881	2,081	—	—	33,962
Self-insurance reserves	—	11,842	1,483	12,263	—	25,588
Other accrued liabilities	1,846	2,737	1,157	8,307	—	14,047
	386,896	191,827	32,778	259,319	(541,380)	329,440
Deferred Tax Liability	—	—	18,913	121,865	(2,549)	138,229
Derivative Liability	18,540	12,360	—	—	—	30,900
Other Liabilities	—	1,388	—	11,086	—	12,474
Long-Term Debt:
Revolving credit loans	—	—	—	55,000	—	55,000
Term debt	—	124,244	13,624	458,034	—	595,902
Notes	291,743	202,910	444,210	—	—	938,863
	291,743	327,154	457,834	513,034	—	1,589,765

Equity	(28,427)	331,034	47,936	1,599,346	(1,978,316)	(28,427)
	$668,752	$863,763	$557,461	$2,504,650	$(2,522,245)	$2,072,381

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$28,811	$93,601	$27,825	$377,266	$(134,705)	$392,798
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,834	31,415	—	34,249
Operating expenses	—	88,841	12,770	193,474	(134,705)	160,380
Selling, general and administrative	1,033	15,111	3,307	32,409	—	51,860
Depreciation and amortization	—	9	5,011	45,792	—	50,812
Loss on impairment / retirement of fixed assets, net	—	—	10	174	—	184
	1,033	103,961	23,932	303,264	(134,705)	297,485
Operating income (loss)	27,778	(10,360)	3,893	74,002	—	95,313
Interest expense, net	5,259	4,280	6,260	6,105	—	21,904
Net effect of swaps	2,590	1,778	—	—	—	4,368
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	23,115
Gain on foreign currency	—	—	(3,183)	—	—	(3,183)
Other (income) expense	63	(14,683)	820	13,800	—	—
Income from investment in affiliates	(24,802)	(31,496)	(11,890)	(11,367)	79,555	—
Income before taxes	32,895	21,573	11,688	62,508	(79,555)	49,109
Provision (benefit) for taxes	1,527	(3,230)	317	19,127	—	17,741
Net income	$31,368	$24,803	$11,371	$43,381	$(79,555)	$31,368
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(1,282)	—	(1,282)	—	1,282	(1,282)
Unrealized gain on cash flow hedging derivatives	1,993	606	—	—	(606)	1,993
Other comprehensive income (loss), (net of tax)	711	606	(1,282)	—	676	711
Total comprehensive income	$32,079	$25,409	$10,089	$43,381	$(78,879)	$32,079

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$41,344	$90,525	$30,354	$371,023	$(145,212)	$388,034
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,974	31,592	—	34,566
Operating expenses	3	87,506	13,087	202,141	(145,212)	157,525
Selling, general and administrative	761	14,709	3,581	32,320	—	51,371
Depreciation and amortization	—	9	5,398	42,892	—	48,299
Loss on impairment / retirement of fixed assets, net	—	—	5	1,410	—	1,415
	764	102,224	25,045	310,355	(145,212)	293,176
Operating income (loss)	40,580	(11,699)	5,309	60,668	—	94,858
Interest expense, net	7,754	5,625	6,313	1,425	—	21,117
Net effect of swaps	3,215	2,195	—	—	—	5,410
Gain on foreign currency	—	—	(11,455)	—	—	(11,455)
Other (income) expense	63	(20,767)	875	19,829	—	—
Income from investment in affiliates	(31,140)	(30,419)	(8,909)	(14,937)	85,405	—
Income before taxes	60,688	31,667	18,485	54,351	(85,405)	79,786
Provision for taxes	2,705	531	3,548	15,019	—	21,803
Net income	$57,983	$31,136	$14,937	$39,332	$(85,405)	$57,983
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(2,449)	—	(2,449)	—	2,449	(2,449)
Unrealized gain on cash flow hedging derivatives	1,993	605	—	—	(605)	1,993
Other comprehensive income (loss), (net of tax)	(456)	605	(2,449)	—	1,844	(456)
Total comprehensive income	$57,527	$31,741	$12,488	$39,332	$(83,561)	$57,527

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$22,673	$93,310	$28,178	$422,562	$(125,607)	$441,116
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,834	36,895	—	39,729
Operating expenses	—	129,433	18,074	222,769	(125,607)	244,669
Selling, general and administrative	1,927	29,606	4,053	43,893	—	79,479
Depreciation and amortization	—	17	5,013	51,147	—	56,177
Loss on impairment / retirement of fixed assets, net	—	—	455	1,255	—	1,710
	1,927	159,056	30,429	355,959	(125,607)	421,764
Operating income (loss)	20,746	(65,746)	(2,251)	66,603	—	19,352
Interest expense, net	13,428	9,588	12,165	5,605	—	40,786
Net effect of swaps	2,740	1,929	—	—	—	4,669
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	23,115
Gain on foreign currency	—	—	(5,854)	—	—	(5,854)
Other (income) expense	125	(29,947)	1,477	28,345	—	—
(Income) loss from investment in affiliates	23,864	(10,892)	(7,546)	(270)	(5,156)	—
Income (loss) before taxes	(31,184)	(44,612)	(2,691)	29,967	5,156	(43,364)
Provision (benefit) for taxes	2,202	(20,749)	(2,959)	11,528	—	(9,978)
Net income (loss)	$(33,386)	$(23,863)	$268	$18,439	$5,156	$(33,386)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(1,942)	—	(1,942)	—	1,942	(1,942)
Unrealized gain on cash flow hedging derivatives	3,987	1,211	—	—	(1,211)	3,987
Other comprehensive income (loss), (net of tax)	2,045	1,211	(1,942)	—	731	2,045
Total comprehensive income (loss)	$(31,341)	$(22,652)	$(1,674)	$18,439	$5,887	$(31,341)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$38,844	$98,366	$30,473	$429,339	$(150,550)	$446,472
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	2,972	37,831	—	40,803
Operating expenses	12	127,484	18,364	246,819	(150,550)	242,129
Selling, general and administrative	1,654	27,895	4,344	43,090	—	76,983
Depreciation and amortization	—	18	5,398	48,074	—	53,490
Loss on impairment / retirement of fixed assets, net	—	—	26	4,001	—	4,027
	1,666	155,397	31,104	379,815	(150,550)	417,432
Operating income (loss)	37,178	(57,031)	(631)	49,524	—	29,040
Interest expense, net	15,792	12,071	12,349	674	—	40,886
Net effect of swaps	4,658	2,594	—	—	—	7,252
Gain on foreign currency	—	—	(31,016)	—	—	(31,016)
Other (income) expense	125	(40,138)	1,749	38,264	—	—
(Income) loss from investment in affiliates	3,541	(16,275)	(5,434)	(15,662)	33,830	—
Income (loss) before taxes	13,062	(15,283)	21,721	26,248	(33,830)	11,918
Provision (benefit) for taxes	3,565	(11,739)	6,058	4,537	—	2,421
Net income (loss)	$9,497	$(3,544)	$15,663	$21,711	$(33,830)	$9,497
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(6,844)	—	(6,844)	—	6,844	(6,844)
Unrealized loss on cash flow hedging derivatives	(638)	(151)	—	—	151	(638)
Other comprehensive income (loss), (net of tax)	(7,482)	(151)	(6,844)	—	6,995	(7,482)
Total comprehensive income (loss)	$2,015	$(3,695)	$8,819	$21,711	$(26,835)	$2,015

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$45,988	$53,765	$829	$(12,262)	$(651)	$87,669
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(157,407)	157,407	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Purchase of identifiable intangible assets	—	—	—	(16)	—	(16)
Capital expenditures	—	(25)	(3,891)	(119,762)	—	(123,678)
Net cash from (for) investing activities	338,000	15,475	(3,891)	(130,685)	(342,593)	(123,694)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	17,329	140,078	—	—	(157,407)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(124,244)	(13,854)	(464,752)		(602,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(97,303)	—	—	—	973	(96,330)
Payment of debt issuance costs	—	(1,200)	—	(17,181)	—	(18,381)
Tax effect of units involved in treasury unit transactions	—	(1,377)	—	—	—	(1,377)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	(2,053)
Net cash from (for) financing activities	(383,988)	(69,240)	(13,854)	137,067	343,566	13,551
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	841	—	—	841
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(16,075)	(5,880)	322	(21,633)
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$49,488	$52,298	$(703)	$101,083

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 26, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$73,921	$(29,386)	$7,756	$47,717	$(1,915)	$98,093
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	23,844	(23,844)	—
Capital expenditures	—	—	(5,747)	(100,486)	—	(106,233)
Net cash for investing activities	—	—	(5,747)	(76,642)	(23,844)	(106,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	—	—	—	55,000	—	55,000
Term debt payments	—	(1,236)	(139)	(4,625)	—	(6,000)
Distributions paid to partners	(93,938)	—	—	—	1,262	(92,676)
Intercompany payables (payments) receipts	(56,990)	33,146	—	—	23,844	—
Tax effect of units involved in treasury unit transactions	—	(1,604)	—	—	—	(1,604)
Payments related to tax withholding for equity compensation	—	(920)	—	—	—	(920)
Net cash from (for) financing activities	(150,928)	29,386	(139)	50,375	25,106	(46,200)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,868	—	—	2,868
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	4,738	21,450	(653)	(51,472)
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$43,844	$24,894	$(653)	$68,085

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, extra-charge attractions, and food and other attractions both inside and outside our parks. Our principal costs and expenses, which include salaries and wages, advertising, maintenance, operating supplies, utilities, and insurance, are relatively fixed and do not vary significantly with attendance.

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

In the second quarter of 2017, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Adjusted EBITDA:
We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2017 Credit Agreement and the 2013 Credit Agreement) is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and six-month periods ended June 25, 2017 and June 26, 2016.

	Three months ended		Six months ended
(In thousands)	6/25/2017	6/26/2016	6/25/2017	6/26/2016
Net income (loss)	$31,368	$57,983	$(33,386)	$9,497
Interest expense	21,920	21,125	40,834	40,912
Interest income	(16)	(8)	(48)	(26)
Provision (benefit) for taxes	17,741	21,803	(9,978)	2,421
Depreciation and amortization	50,812	48,299	56,177	53,490
EBITDA	121,825	149,202	53,599	106,294
Loss on early debt extinguishment	23,115	—	23,115	—
Net effect of swaps	4,368	5,410	4,669	7,252
Non-cash foreign currency gain	(3,150)	(11,181)	(5,829)	(30,895)
Non-cash equity compensation expense	3,185	2,281	6,602	4,749
Loss on impairment / retirement of fixed assets, net	184	1,415	1,710	4,027
Other (1)	156	96	348	340
Adjusted EBITDA	$149,683	$147,223	$84,214	$91,767

(1)
Consists of certain costs as defined in the Company's 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, and severance expenses.

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
Six months ended June 25, 2017

The fiscal six-month period ended June 25, 2017 included a total of 762 operating days compared with 804 operating days for the fiscal six-month period ended June 26, 2016. On a same-park basis (excluding Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which was closed after the 2016 operating season), the fiscal six-month period ended June 26, 2016 included a total of 777 operating days. The following table presents key financial information for the six months ended June 25, 2017 and June 26, 2016:

	Six months ended	Six months ended	Increase (Decrease)
	6/25/2017	6/26/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$441,116	$446,472	$(5,356)	(1.2)%
Operating costs and expenses	363,877	359,915	3,962	1.1%
Depreciation and amortization	56,177	53,490	2,687	5.0%
Loss on impairment / retirement of fixed assets, net	1,710	4,027	(2,317)	N/M
Operating income	$19,352	$29,040	(9,688)	(33.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$84,214	$91,767	$(7,553)	(8.2)%
Attendance	8,866	8,980	(114)	(1.3)%
In-park per capita spending	$45.15	$45.16	$(0.01)	—%
Out-of-park revenues	$55,062	$53,956	$1,106	2.0%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 29.

For the six months ended June 25, 2017, net revenues decreased by $5.4 million, to $441.1 million, from $446.5 million for the first six months of 2016. This reflects a 114,000-visit decrease in attendance and comparable in-park per capita spending. Out-of-park revenues increased $1.1 million compared with the same period in the prior year. The decrease in attendance for the first six months of 2017 relates primarily to the prior year third quarter closure of Wildwater Kingdom, as well as rain at Knott's Berry Farm in the first quarter of 2017. The comparable in-park per capita spending was attributable to several factors. These include a decrease in in-park per capita spending related to admissions as a result of a higher season pass attendance mix, and a shift of a portion of the estimated number of uses per season pass into the fourth quarter with three additional parks extending their operating seasons to include WinterFest, a holiday event operating during November and December. The decrease in in-park per capita spending related to admissions was offset by an increase in per capita spending driven by our dining and drink programs. The increase in out-of-park revenues was due to higher out-of-park food revenue and proceeds from a business interruption insurance claim received in the first quarter of 2017. These increases were offset by prior period revenues received from a Super Bowl 50 special event. The decrease in net revenues includes a $0.9 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the first six months of 2017 increased 1.1%, or $4.0 million, to $363.9 million from $359.9 million for the first six months of 2016. The increase is the result of a $2.5 million increase in operating expenses and a $2.5 million increase in SG&A expense, offset by a $1.1 million decrease in cost of goods sold. Operating expenses grew by $2.5 million primarily due to increased full-time wages and related employee benefits and taxes, and increased operating supply expense attributable to incremental special events and the opening of several large capital projects. The $2.5 million increase in SG&A expense was primarily attributable to increased full-time wages and related employee benefits and taxes, and higher merchant fees. Cost of goods sold decreased due to lower sales volume during the quarter. Cost of goods sold, as a percentage of food, merchandise, and games net revenue, was comparable for both periods. The increase in operating costs and expenses is net of a $0.6 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the first six months of 2017 increased $2.7 million to $56.2 million from $53.5 million for the same period in the prior year. The increase is attributable to a change in the estimated useful life of a long-lived asset at Cedar Point. For the first six months of 2017, the loss on impairment / retirement of fixed assets was $1.7 million, reflecting retirements of assets in the normal course of business at several of our properties.

After the items above, operating income for the first six months of 2017 decreased $9.7 million to $19.4 million compared with operating income of $29.0 million for the first six months of 2016.

Interest expense for the first six months of 2017 was comparable to the same period in the prior year. We recognized a $23.1 million loss on early debt extinguishment during the six months ended June 25, 2017 attributable to the April 2017 debt refinancing. The net effect of swaps resulted in a charge to earnings of $4.7 million for the first six months of 2017 compared with a $7.3 million charge to earnings in 2016 for the same period. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the period, we also recognized a $5.9 million net benefit to earnings for foreign currency transaction gains and losses compared with a $31.0 million net benefit to earnings for the same period in 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the first six months of 2017, a benefit for taxes of $10.0 million was recorded to account for PTP taxes and income taxes on our subsidiaries. This compares with a $2.4 million provision for taxes recorded for the first six months of 2016. The increase in benefit for taxes relates largely to an increase in pretax loss from our corporate subsidiaries compared with the same period a year ago.

After the items above, net loss for the first six months totaled $33.4 million, or $0.60 per diluted limited partner unit, compared with net income of $9.5 million, or $0.17 per diluted limited partner unit, for the same period a year ago.

For the six month period, our Adjusted EBITDA decreased to $84.2 million from $91.8 million for the same period in 2016. The approximate $7.6 million decrease in Adjusted EBITDA is due to decreased attendance and comparable in-park per capita spending resulting in lower net revenues, as well as higher operating costs and expenses associated with labor costs, merchant fees, and other planned spending.

On a same-park basis (excluding Wildwater Kingdom), net revenues decreased by $4.0 million to $441.1 million for the six months ended June 25, 2017 from $445.0 million in the same period in the prior year. This is the result of a 44,000-visit decrease in attendance and a $0.21 decrease in in-park per capita spending. Operating costs and expenses on a same-park basis increased $6.5 million resulting in a $10.5 million decrease in same-park operating income.

Three months ended June 25, 2017

The fiscal three-month period ended June 25, 2017 consisted of a total of 674 operating days compared with 708 operating days for the fiscal three-month period ended June 26, 2016. On a same-park basis (excluding Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which was closed after the 2016 operating season), the fiscal three-month period ended June 26, 2016 included a total of 681 operating days. The following table presents key financial information for the three months ended June 25, 2017 and June 26, 2016:

	Three months ended	Three months ended	Increase (Decrease)
	6/25/2017	6/26/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$392,798	$388,034	$4,764	1.2%
Operating costs and expenses	246,489	243,462	3,027	1.2%
Depreciation and amortization	50,812	48,299	2,513	5.2%
Loss on impairment / retirement of fixed assets, net	184	1,415	(1,231)	N/M
Operating income	$95,313	$94,858	455	0.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$149,683	$147,223	$2,460	1.7%
Attendance	8,061	7,927	134	1.7%
In-park per capita spending	$45.12	$45.23	$(0.11)	(0.2)%
Out-of-park revenues	$41,884	$40,766	$1,118	2.7%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 29.

For the quarter ended June 25, 2017, net revenues increased by $4.8 million, to $392.8 million, from $388.0 million in the second quarter of 2016. This reflects a 134,000-visit increase in attendance offset by an $0.11 decrease in in-park per capita spending. Out-of-park revenues increased $1.1 million compared with the same period in the prior year. The increase in attendance for the second quarter was due to higher season pass visitation driven in part by the shift of the Easter holiday and spring break period from the first quarter of 2016 to the second quarter of 2017. The decrease in in-park per capita spending was attributable to several factors. These include a decrease in in-park per capita spending related to admissions as a result of a higher season pass attendance mix, and a shift of a portion of the estimated number of uses per season pass into the fourth quarter with three additional parks extending their operating seasons to include WinterFest, a holiday event operating during November and December. The decrease in in-park per capita spending related to admissions was offset by an increase in per capita spending driven by our dining and drink programs. The increase in out-of-park revenues was due to higher out-of-park food revenue. The increase in net revenues is net of a $0.8 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the quarter increased 1.2%, or $3.0 million, to $246.5 million from $243.5 million in the second quarter of 2016. The increase is the result of a $2.9 million increase in operating expenses. SG&A expense and cost of goods sold were comparable with the same period in the prior year. Operating expenses grew by $2.9 million primarily due to increased full-time wages, increased operating supply expense attributable to incremental special events and the opening of several large capital projects, and the shift of maintenance projects from the first quarter in the prior year to the second quarter in the current year. SG&A expense remained comparable, reflecting higher merchant fees and full-time wages being offset by decreased seasonal labor hours and the timing of advertising expense during the quarter. Cost of goods sold, as a percentage of food, merchandise, and games net revenue, was comparable for both periods. The increase in operating costs and expenses is net of a $0.9 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the quarter increased $2.5 million to $50.8 million compared to $48.3 million for the same period in the prior year. The increase is attributable to a change in estimated useful life of a long-lived asset at Cedar Point. For the second quarter of 2017, the loss on impairment / retirement of fixed assets was $0.2 million, reflecting the retirements of assets in the normal course of business at several of our properties.

After the items above, operating income for the second quarter of 2017 increased $0.5 million to $95.3 million compared with an operating income of $94.9 million for the second quarter of 2016.

Interest expense for the second quarter of 2017 was comparable to the same period in the prior year. We recognized a $23.1 million loss on early debt extinguishment during the quarter ended June 25, 2017 attributable to the April 2017 debt refinancing. The net effect of our swaps resulted in a charge to earnings of $4.4 million for the second quarter of 2017 compared with a $5.4 million charge to earnings in the second quarter of 2016. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $3.2 million net benefit to earnings for foreign currency transaction gains and losses compared with a $11.5 million net benefit to earnings for the second quarter in 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the second quarter of 2017, a provision for taxes of $17.7 million was recorded to account for PTP taxes and income taxes on our subsidiaries. This compares with a provision for taxes recorded in the second quarter of 2016 of $21.8 million. This decrease in provision for taxes relates largely to a decrease in pretax income from our corporate subsidiaries compared with the same period a year ago.

After the items above, net income for the current quarter totaled $31.4 million, or $0.55 per diluted limited partner unit, compared with a net income of $58.0 million, or $1.03 per diluted limited partner unit, for the second quarter a year ago.

For the current quarter, our Adjusted EBITDA increased to $149.7 million from $147.2 million for the fiscal second quarter of 2016. The approximate $2.5 million increase in Adjusted EBITDA is attributable to increased attendance, resulting in higher net revenues which were partially offset by increased operating costs and expenses associated with labor costs, merchant fees, maintenance expense, and other planned spending.

On a same-park basis (excluding Wildwater Kingdom), net revenues increased by $6.2 million to $392.8 million for the quarter ended June 25, 2017 from $386.6 million in the same period in the prior year reflecting a 203,000-visit increase in attendance and a $0.34 decrease in in-park per capita spending. Operating costs and expenses on a same-park basis increased $6.2 million resulting in comparable same-park operating income in the current and prior year.

July 2017

Based on preliminary results, same-park net revenues (excluding Wildwater Kingdom) through July 30, 2017 were approximately $767 million, up $1 million, compared with the same period last year. The increase was the result of an approximate 62,000-visit increase in same-park attendance to 15.1 million guests and a 2%, or $1 million, increase in same-park out-of-park revenues to $87 million compared with 2016. These increases were slightly offset by a less than one percent decrease in same-park, in-park per capita spending to $46.57 compared with $46.68 in the prior period.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2017 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.7 at June 25, 2017 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels.
Operating Activities
During the six-month period ended June 25, 2017, net cash from operating activities was $87.7 million, a decrease of $10.4 million from the same period a year ago, primarily due to changes in working capital.
Investing Activities
Net cash used for investing activities for the first six months of 2017 was $123.7 million, an increase of $17.5 million compared with the same period in the prior year. This increase reflects higher capital expenditures in the period.
Financing Activities
Net cash from financing activities for the first six months of 2017 was $13.6 million, an increase of $59.8 million compared with net cash for financing activities for the same period in the prior year. This increase reflects incremental debt borrowings due to the increase in our senior secured term loan facility under the 2017 Credit Agreement, offset by other impacts of the April 2017 refinancing including payment of debt issuance costs, early termination penalties, and net payment on our revolving credit facility. Our April 2017 notes had an equal principal value to the March 2013 notes that were redeemed.

As of June 25, 2017, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

•
$500 million of 5.375% senior unsecured notes, maturing in April 2027, issued at par. Prior to April 15, 2020, up to 35% of the notes may be redeemed with net cash proceeds of certain equity offerings at a price equal to 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in April and October.

•
$450 million of 5.375% senior unsecured notes, maturing in June 2024, issued at par. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in June and December.

•
$750 million of senior secured term debt, maturing in April 2024 under our 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 225 basis points (bps). The term loan amortizes at $7.5 million. Current maturities totaled $7.5 million as of June 25, 2017.

•
No borrowings under the $275 million senior secured revolving credit facility under our 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at June 25, 2017, we had $259.1 million of available borrowings under the revolving credit facility and cash on hand of $101.1 million.

As of June 25, 2017, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to a fixed rate. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. As of June 25, 2017, the fair market value of our derivative portfolio was $18.2 million and was recorded in "Derivative Liability."

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x consolidated total debt-to-consolidated EBITDA. As of June 25, 2017, we were in compliance with this Financial Condition Covenant and all other covenants under the 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing our June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and our ability to make additional Restricted Payments is permitted should our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio be less than or equal to 5.00x.

In accordance with the 2017 Credit Agreement debt provisions, on May 3, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which was paid on June 15, 2017. Also, on August 2, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which will be payable on September 15, 2017.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 25, 2017. We have no other significant off-balance sheet financing arrangements.

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

As of June 25, 2017, on an adjusted basis after giving affect to the impact of interest rate swap agreements, $1,450.0 million of our outstanding long-term debt represented fixed-rate debt and $250.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $8.4 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.5 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 25, 2017, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2017.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 25, 2017:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 27 - April 30	95	$68.04	—	$—
May 1 - May 28	—	—	—	—
May 29 - June 25	144	71.95	—	—
Total	239	$70.40	—	$—

(1)
All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 25, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 2, 2017	/s/ Matthew A. Ouimet
Matthew A. Ouimet
Chief Executive Officer

Date:	August 2, 2017	/s/ Brian C. Witherow
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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 25, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.