Form 10-Q
period 2017-09-24
CEDAR FAIR L P
filed 2017-11-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of October 27, 2017
Units Representing Limited Partner Interests	56,237,988

Page 1 of 39 pages

CEDAR FAIR, L.P.
INDEX
FORM 10 - Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/24/2017	12/31/2016	9/25/2016
ASSETS
Current Assets:
Cash and cash equivalents	$249,946	$122,716	$187,302
Receivables	52,303	35,414	51,536
Inventories	34,240	26,276	31,059
Other current assets	18,624	11,270	13,809
	355,113	195,676	283,706
Property and Equipment:
Land	272,213	265,961	267,175
Land improvements	416,629	402,013	394,141
Buildings	707,964	663,982	675,440
Rides and equipment	1,740,826	1,643,770	1,653,274
Construction in progress	57,605	58,299	34,918
	3,195,237	3,034,025	3,024,948
Less accumulated depreciation	(1,614,727)	(1,494,805)	(1,498,908)
	1,580,510	1,539,220	1,526,040
Goodwill	185,010	179,660	215,460
Other Intangibles, net	38,532	37,837	36,430
Other Assets	17,407	20,788	21,473
	$2,176,572	$1,973,181	$2,083,109
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$2,775	$1,200
Accounts payable	33,710	20,851	32,891
Deferred revenue	86,732	82,765	65,748
Accrued interest	23,928	9,986	10,939
Accrued taxes	78,657	58,958	69,916
Accrued salaries, wages and benefits	30,666	30,358	42,744
Self-insurance reserves	27,549	27,063	26,820
Other accrued liabilities	20,562	9,927	12,348
	301,804	242,683	262,606
Deferred Tax Liability	112,671	104,885	137,712
Derivative Liability	14,849	17,721	30,185
Other Liabilities	12,340	13,162	12,488
Long-Term Debt:
Term debt	723,385	594,228	595,253
Notes	936,241	939,983	939,418
	1,659,626	1,534,211	1,534,671
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	—	1
Limited partners, 56,238, 56,201 and 56,091 units outstanding at September 24, 2017, December 31, 2016 and September 25, 2016, respectively	74,155	52,288	100,956
Accumulated other comprehensive income (loss)	(4,163)	2,941	(800)
	75,282	60,519	105,447
	$2,176,572	$1,973,181	$2,083,109

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	9/24/2017	9/25/2016	9/24/2017	9/25/2016
Net revenues:
Admissions	$361,279	$361,949	$598,723	$604,947
Food, merchandise and games	205,137	202,341	356,512	354,032
Accommodations, extra-charge products and other	86,273	85,993	138,570	137,776
	652,689	650,283	1,093,805	1,096,755
Costs and expenses:
Cost of food, merchandise, and games revenues	52,647	52,057	92,376	92,860
Operating expenses	202,710	199,292	447,379	441,421
Selling, general and administrative	71,663	65,099	151,142	142,082
Depreciation and amortization	70,060	64,685	126,237	118,175
Loss on impairment / retirement of fixed assets, net	1,347	1,355	3,057	5,382
Gain on sale of investment	(1,877)	—	(1,877)	—
	396,550	382,488	818,314	799,920
Operating income	256,139	267,795	275,491	296,835
Interest expense	21,638	20,957	62,472	61,869
Net effect of swaps	(952)	1,650	3,717	8,902
Loss on early debt extinguishment	—	—	23,115	—
(Gain) loss on foreign currency	(29,193)	7,341	(35,047)	(23,675)
Other income	(416)	(58)	(464)	(84)
Income before taxes	265,062	237,905	221,698	249,823
Provision for taxes	73,747	62,918	63,769	65,339
Net income	191,315	174,987	157,929	184,484
Net income allocated to general partner	1	2	1	2
Net income allocated to limited partners	$191,314	$174,985	$157,928	$184,482

Net income	$191,315	$174,987	$157,929	$184,484
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(11,143)	1,397	(13,085)	(5,447)
Unrealized gain on cash flow hedging derivatives	1,994	1,994	5,981	1,356
Other comprehensive income (loss), (net of tax)	(9,149)	3,391	(7,104)	(4,091)
Total comprehensive income	$182,166	$178,378	$150,825	$180,393
Basic income per limited partner unit:
Weighted average limited partner units outstanding	56,078	55,948	56,062	55,922
Net income per limited partner unit	$3.41	$3.13	$2.82	$3.30
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,591	56,365	56,631	56,392
Net income per limited partner unit	$3.38	$3.10	$2.79	$3.27
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Nine months ended
	9/24/2017	9/25/2016
Limited Partnership Units Outstanding
Beginning balance	56,201	56,018
Limited partnership unit options exercised	9	29
Limited partnership unit forfeitures	(3)	—
Issuance of limited partnership units as compensation	31	44
	56,238	56,091
Limited Partners’ Equity
Beginning balance	$52,288	$48,428
Net income	157,928	184,482
Partnership distribution declared ($2.565 and $2.475 per limited partnership unit)	(144,516)	(139,041)
Expense recognized for limited partnership unit options	—	5
Tax effect of units involved in treasury unit transactions	(2,560)	(1,903)
Issuance of limited partnership units as compensation	11,015	8,985
	74,155	100,956
General Partner’s Equity
Beginning balance	—	—
Net income	1	2
Partnership distribution declared	(1)	(1)
	—	1
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	18,891	22,591
Period activity, net of tax $0 and $3,131	(13,085)	(5,447)
	5,806	17,144
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,950)	(19,300)
Period activity, net of tax ($1,113) and ($279)	5,981	1,356
	(9,969)	(17,944)
	(4,163)	(800)
Total Partners’ Equity	$75,282	$105,447
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	9/24/2017	9/25/2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157,929	$184,484
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	126,237	118,175
Loss on early debt extinguishment	23,115	—
Non-cash foreign currency gain on debt	(39,296)	(23,891)
Other non-cash expenses	26,942	36,004
Net change in working capital	27,625	31,267
Net change in other assets/liabilities	66	(5,337)
Net cash from operating activities	322,618	340,702
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(152,373)	(126,864)
Proceeds from sale of investment	3,281	—
Purchase of identifiable intangible assets	(66)	—
Net cash for investing activities	(149,158)	(126,864)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	750,000	—
Note borrowings	500,000	—
Term debt payments	(617,850)	(6,000)
Note payments, including amounts paid for early termination	(515,458)	—
Distributions paid to partners	(144,517)	(139,042)
Payment of debt issuance costs	(19,684)	—
Tax effect of units involved in treasury unit transactions	(2,560)	(1,903)
Payments related to tax withholding for equity compensation	(2,053)	(920)
Net cash for financing activities	(52,122)	(147,865)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,892	1,772
CASH AND CASH EQUIVALENTS
Net increase for the period	127,230	67,745
Balance, beginning of period	122,716	119,557
Balance, end of period	$249,946	$187,302
SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$48,729	$61,558
Interest capitalized	1,770	1,699
Cash payments for income taxes, net of refunds	44,090	33,141
Capital expenditures in accounts payable	5,582	3,179
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 24, 2017 AND SEPTEMBER 25, 2016

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

(1) Significant Accounting and Reporting Policies:
The Partnership’s unaudited condensed consolidated financial statements for the periods ended September 24, 2017 and September 25, 2016 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, which were included in the Form 10-K filed on February 24, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 are meant to simplify the current accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Partnership adopted this guidance in the first quarter of 2017. The impact of the guidance included: (1) prospective recognition of excess tax benefits and tax deficiencies as income tax expense (as opposed to the previous recognition in additional paid-in-capital), approximately $0.7 million of excess tax benefits were recognized in provision for taxes for the nine months ended September 24, 2017; (2) prospective exclusion of future excess tax benefits and deficiencies in the calculation of diluted shares, which had an immaterial impact on net income per limited partner unit for the nine months ending September 24, 2017; (3) prospective classification of excess tax benefits as an operating activity within the statement of cash flows (as opposed to the previous classification as a financing activity), approximately $0.7 million of excess tax benefits were classified as an operating activity for the nine months ended September 24, 2017; (4) the formal accounting policy election to recognize forfeitures as they occur (as opposed to estimating a forfeiture accrual), which did not have a material impact on the Partnership's financial statements; (5) retrospective classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity within the statement of cash flows (as opposed to the previous classification as an operating activity), approximately $0.9 million was reclassified for the nine months ended September 25, 2016.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The ASU provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or modified retrospective transition method, and early adoption is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership expects to adopt this standard in the first quarter of 2018 using the modified retrospective method. The Partnership anticipates the primary impact of the adoption on the consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. The Partnership does not anticipate adoption of the standard to have a material effect on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU change the accounting applied by a lessor. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. This ASU requires a modified retrospective method and applies to the earliest period presented in the financial statements. The Partnership expects to adopt this standard in the first quarter of 2019. While the Partnership is still in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures, the Partnership anticipates recognizing a right-of-use asset and corresponding lease liability on the consolidated balance sheet for the Santa Clara land lease, as well as other operating leases, upon adoption.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for annual and any interim impairment tests occurring after January 1, 2017. The Partnership has adopted the standard for its 2017 annual impairment test which is currently in process. The Partnership does not anticipate the adoption of the standard to have a material effect on the consolidated financial statements.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the unaudited condensed consolidated balance sheet ($16.5 million as of September 24, 2017).

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of September 24, 2017, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 24, 2017 and September 25, 2016 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	5,350	—	5,350
Balance at September 24, 2017	$264,878	$(79,868)	$185,010

Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Foreign currency translation	4,649	—	4,649
Balance at September 25, 2016	$295,328	$(79,868)	$215,460

During the fourth quarter of 2016, management reassessed its accounting for the deferred income tax effects related to its Canadian disregarded entity temporary differences that were recorded in purchase accounting at the time of the acquisition. As a result, to appropriately reflect these tax effects, the Partnership recorded an adjustment that reduced goodwill and deferred tax liabilities by $33.9 million as of December 31, 2016. The adjustment did not impact the statement of operations and comprehensive income or the statement of cash flows for any period presented.

As of September 24, 2017, December 31, 2016, and September 25, 2016, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 24, 2017
Other intangible assets:
Trade names	$36,794	$—	$36,794
License / franchise agreements	3,361	(1,623)	1,738
Total other intangible assets	$40,155	$(1,623)	$38,532

December 31, 2016
Other intangible assets:
Trade names	$35,603	$—	$35,603
License / franchise agreements	3,326	(1,092)	2,234
Total other intangible assets	$38,929	$(1,092)	$37,837

September 25, 2016
Other intangible assets:
Trade names	$35,866	$—	$35,866
License / franchise agreements	1,475	(911)	564
Total other intangible assets	$37,341	$(911)	$36,430

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of September 24, 2017, December 31, 2016, and September 25, 2016 consisted of the following:

(In thousands)	September 24, 2017	December 31, 2016	September 25, 2016

Term debt (1)
April 2017 U.S. term loan averaging 3.38% (due 2017-2024)	$735,000	$—	$—
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	—	602,850	602,850
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	—	—
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate notes at 5.25% (due 2021)	—	500,000	500,000
	1,685,000	1,552,850	1,552,850
Less current portion	—	(2,775)	(1,200)
	1,685,000	1,550,075	1,551,650
Less debt issuance costs	(25,374)	(15,864)	(16,979)
	$1,659,626	$1,534,211	$1,534,671

(1)	The average interest rate is calculated over the life of the instrument and does not reflect the effect of interest rate swap agreements (see Note 6).
In April 2017, the Partnership issued $500 million of 5.375% senior unsecured notes ("April 2017 notes"), maturing in 2027. The net proceeds from the offering of the April 2017 notes, together with borrowings under the 2017 Credit Agreement (defined below), were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 ("March 2013 notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes. The redemption of the March 2013 notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.6 million and debt premium payments of $15.5 million. Accordingly, the Partnership recorded a loss on debt extinguishment of $23.1 million during the second quarter of 2017.

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

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x consolidated total debt-to-consolidated EBITDA. As of September 24, 2017, the Partnership was in compliance with this financial condition covenant and all other covenants under the 2017 Credit Agreement.

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

The fair market value of the Partnership's swap portfolio was recorded within "Derivative Liability" on the unaudited condensed consolidated balance sheets as of September 24, 2017, December 31, 2016, and September 25, 2016 as follows:

(In thousands)	September 24, 2017	December 31, 2016	September 25, 2016
Derivatives not designated as hedging instruments:
Interest rate swaps	$(14,849)	$(17,721)	$(30,185)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amended interest rate swap agreements are not designated as hedging instruments. As of September 24, 2017, the Partnership has no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. As of September 24, 2017, approximately $11.8 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, $9.5 million of which will be reclassified to earnings within the next twelve months.

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the three months ended September 24, 2017 and September 25, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Three months ended 9/24/2017	Three months ended 9/25/2016	Designated Derivatives	Three months ended 9/24/2017	Three months ended 9/25/2016	Derivatives Not Designated	Three months ended 9/24/2017	Three months ended 9/25/2016
Interest rate swaps	$—	$—	Interest Expense	$—	$—	Net effect of swaps	$3,318	$715

During the quarter ended September 24, 2017, the Partnership recognized $3.3 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $1.0 million recorded in “Net effect of swaps.”

During the quarter ended September 25, 2016, the Partnership recognized $0.7 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $1.7 million recorded in “Net effect of swaps.”

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the nine months ended September 24, 2017 and September 25, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Nine months ended 9/24/2017	Nine months ended 9/25/2016	Designated Derivatives	Nine months ended 9/24/2017	Nine months ended 9/25/2016	Derivatives Not Designated	Nine months ended 9/24/2017	Nine months ended 9/25/2016
Interest rate swaps	$—	$(4,671)	Interest Expense	$—	$(851)	Net effect of swaps	$3,378	$(2,596)

During the nine-month period ended September 24, 2017, the Partnership recognized $3.4 million of gains on the derivatives not designated as cash flow hedges and $7.1 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $3.7 million recorded in “Net effect of swaps.”

During the nine-month period ended September 25, 2016, the Partnership recognized $2.6 million of losses on the derivatives not designated as cash flow hedges and $6.3 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $8.9 million recorded in “Net effect of swaps.”

(7) Fair Value Measurements:
The FASB's Accounting Standards Codification (ASC) 820 - Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, FASB ASC 820 establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process. Quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of September 24, 2017, December 31, 2016, and September 25, 2016 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	September 24, 2017		December 31, 2016		September 25, 2016
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$688	$688	—	—	—	—
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(14,849)	$(14,849)	$(17,721)	$(17,721)	$(30,185)	$(30,185)
Other financial assets (liabilities):
March 2013 term debt	Long-Term Debt (1)	Level 2	—	—	$(600,075)	$(603,075)	$(601,650)	$(603,154)
April 2017 term debt	Long-Term Debt (1)	Level 2	$(735,000)	$(740,513)	—	—	—	—
March 2013 notes	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(510,000)	$(500,000)	$(520,000)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(472,500)	$(450,000)	$(462,375)	$(450,000)	$(477,000)
April 2017 notes	Long-Term Debt (1)	Level 2	$(500,000)	$(527,500)	—	—	—	—

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs of $25.4 million, $15.9 million, and $17.0 million as of September 24, 2017, December 31, 2016, and September 25, 2016, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 24, 2017, December 31, 2016, or September 25, 2016.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended
	9/24/2017	9/25/2016	9/24/2017	9/25/2016
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,078	55,948	56,062	55,922
Effect of dilutive units:
Deferred units	44	33	41	30
Performance units	—	—	48	43
Restricted units	284	253	292	266
Unit options	185	131	188	131
Diluted weighted average units outstanding	56,591	56,365	56,631	56,392
Net income per unit - basic	$3.41	$3.13	$2.82	$3.30
Net income per unit - diluted	$3.38	$3.10	$2.79	$3.27

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

As of the end of the third quarter of 2017, the Partnership has recorded $0.7 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three months ended September 24, 2017 and September 25, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at June 25, 2017	$(11,963)	$16,949	$4,986

Other comprehensive income before reclassifications	—	(11,143)	(11,143)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,994	—	1,994

Net other comprehensive income	1,994	(11,143)	(9,149)

Balance at September 24, 2017	$(9,969)	$5,806	$(4,163)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at June 26, 2016	$(19,938)	$15,747	$(4,191)

Other comprehensive income before reclassifications, net of tax ($803)	—	1,397	1,397

Amounts reclassified from accumulated other comprehensive income, net of tax ($371) (2)	1,994	—	1,994

Net other comprehensive income	1,994	1,397	3,391

Balance at September 25, 2016	$(17,944)	$17,144	$(800)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 9/24/2017	Three months ended 9/25/2016
Interest rate contracts	$2,365	$2,365	Net effect of swaps
Provision for taxes	(371)	(371)	Provision for taxes
Losses on cash flow hedges	$1,994	$1,994	Net of tax

The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the nine months ended September 24, 2017 and September 25, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(13,085)	(13,085)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,113) (2)	5,981	—	5,981

Net other comprehensive income	5,981	(13,085)	(7,104)

Balance at September 24, 2017	$(9,969)	$5,806	$(4,163)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income before reclassifications, net of tax $711 and $3,131, respectively	(3,960)	(5,447)	(9,407)

Amounts reclassified from accumulated other comprehensive income, net of tax ($990) (2)	5,316	—	5,316

Net other comprehensive income	1,356	(5,447)	(4,091)

Balance at September 25, 2016	$(17,944)	$17,144	$(800)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Nine months ended 9/24/2017	Nine months ended 9/25/2016
Interest rate contracts	$7,094	$6,306	Net effect of swaps
Provision for taxes	(1,113)	(990)	Provision for taxes
Losses on cash flow hedges	$5,981	$5,316	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 24, 2017, December 31, 2016, and September 25, 2016 and for the three-month and nine-month periods ended September 24, 2017 and September 25, 2016. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the Partnership has included the accompanying unaudited condensed consolidating financial statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$92,047	$160,593	$(2,694)	$249,946
Receivables	—	1,285	33,158	837,594	(819,734)	52,303
Inventories	—	—	2,423	31,817	—	34,240
Other current assets	275	12,843	743	16,829	(12,066)	18,624
	275	14,128	128,371	1,046,833	(834,494)	355,113
Property and Equipment, net	—	842	183,205	1,396,463	—	1,580,510
Investment in Park	566,548	1,016,857	224,464	222,953	(2,030,822)	—
Goodwill	674	—	64,730	119,606	—	185,010
Other Intangibles, net	—	—	14,443	24,089	—	38,532
Deferred Tax Asset	—	32,190	—	—	(32,190)	—
Other Assets	—	—	53	17,354	—	17,407
	$567,497	$1,064,017	$615,266	$2,827,298	$(2,897,506)	$2,176,572
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$478,416	$345,150	$6,431	$26,141	$(822,428)	$33,710
Deferred revenue	—	—	7,137	79,595	—	86,732
Accrued interest	292	195	9,209	14,232	—	23,928
Accrued taxes	1,589	—	14,910	74,224	(12,066)	78,657
Accrued salaries, wages and benefits	—	28,306	2,360	—	—	30,666
Self-insurance reserves	—	12,090	1,725	13,734	—	27,549
Other accrued liabilities	2,985	7,772	499	9,306	—	20,562
	483,282	393,513	42,271	217,232	(834,494)	301,804
Deferred Tax Liability	—	—	19,511	125,350	(32,190)	112,671
Derivative Liability	8,933	5,916	—	—	—	14,849
Other Liabilities	—	1,398	—	10,942	—	12,340
Long-Term Debt:
Term debt	—	127,402	—	595,983	—	723,385
Notes	—	—	444,874	491,367	—	936,241
	—	127,402	444,874	1,087,350	—	1,659,626

Equity	75,282	535,788	108,610	1,386,424	(2,030,822)	75,282
	$567,497	$1,064,017	$615,266	$2,827,298	$(2,897,506)	$2,176,572

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$75,562	$111,740	$—	$187,302
Receivables	(5)	1,387	24,964	585,190	(560,000)	51,536
Inventories	—	—	1,519	29,540	—	31,059
Other current assets	275	24,479	680	12,800	(24,425)	13,809
	270	25,866	102,725	739,270	(584,425)	283,706
Property and Equipment, net	—	876	179,172	1,345,992	—	1,526,040
Investment in Park	820,465	963,870	197,538	347,137	(2,329,010)	—
Goodwill	674	—	95,180	119,606	—	215,460
Other Intangibles, net	—	—	13,519	22,911	—	36,430
Deferred Tax Asset	—	3,651	—	—	(3,651)	—
Other Assets	—	1,999	123	19,351	—	21,473
	$821,409	$996,262	$588,257	$2,594,267	$(2,917,086)	$2,083,109
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$247	$28	$925	$—	$1,200
Accounts payable	399,384	164,335	1,342	27,830	(560,000)	32,891
Deferred revenue	—	—	5,091	60,657	—	65,748
Accrued interest	875	597	7,784	1,683	—	10,939
Accrued taxes	3,325	—	14,109	76,907	(24,425)	69,916
Accrued salaries, wages and benefits	—	40,588	2,156	—	—	42,744
Self-insurance reserves	—	12,394	1,567	12,859	—	26,820
Other accrued liabilities	2,358	3,532	510	5,948	—	12,348
	405,942	221,693	32,587	186,809	(584,425)	262,606
Deferred Tax Liability	—	—	19,497	121,866	(3,651)	137,712
Derivative Liability	18,111	12,074	—	—	—	30,185
Other Liabilities	—	1,520	—	10,968	—	12,488
Long-Term Debt:
Term debt	—	123,996	13,616	457,641	—	595,253
Notes	291,909	203,025	444,484	—	—	939,418
	291,909	327,021	458,100	457,641	—	1,534,671

Equity	105,447	433,954	78,073	1,816,983	(2,329,010)	105,447
	$821,409	$996,262	$588,257	$2,594,267	$(2,917,086)	$2,083,109

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$69,999	$169,429	$85,963	$596,837	$(269,539)	$652,689
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	7,735	44,912	—	52,647
Operating expenses	—	118,614	19,627	334,008	(269,539)	202,710
Selling, general and administrative	327	21,752	4,539	45,045	—	71,663
Depreciation and amortization	—	9	7,856	62,195	—	70,060
Loss on impairment / retirement of fixed assets, net	—	—	87	1,260	—	1,347
Gain on sale of investment	—	(1,877)	—	—	—	(1,877)
	327	138,498	39,844	487,420	(269,539)	396,550
Operating income	69,672	30,931	46,119	109,417	—	256,139
Interest expense, net	4,857	4,305	6,152	5,973	—	21,287
Net effect of swaps	(578)	(374)	—	—	—	(952)
Gain on foreign currency	—	(27)	(29,166)	—	—	(29,193)
Other (income) expense	62	(26,676)	1,163	25,386	—	(65)
Income from investment in affiliates	(132,699)	(98,522)	(16,843)	(58,378)	306,442	—
Income before taxes	198,030	152,225	84,813	136,436	(306,442)	265,062
Provision for taxes	6,715	19,526	26,432	21,074	—	73,747
Net income	$191,315	$132,699	$58,381	$115,362	$(306,442)	$191,315
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(11,143)	—	(11,143)	—	11,143	(11,143)
Unrealized gain on cash flow hedging derivatives	1,994	605	—	—	(605)	1,994
Other comprehensive income (loss), (net of tax)	(9,149)	605	(11,143)	—	10,538	(9,149)
Total comprehensive income	$182,166	$133,304	$47,238	$115,362	$(295,904)	$182,166

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$92,371	$172,703	$77,164	$606,823	$(298,778)	$650,283
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	6,417	45,640	—	52,057
Operating expenses	(10)	119,140	17,885	361,055	(298,778)	199,292
Selling, general and administrative	610	21,412	4,413	38,664	—	65,099
Depreciation and amortization	—	9	7,624	57,052	—	64,685
Loss on impairment / retirement of fixed assets, net	—	—	57	1,298	—	1,355
	600	140,561	36,396	503,709	(298,778)	382,488
Operating income	91,771	32,142	40,768	103,114	—	267,795
Interest expense, net	7,984	5,759	6,323	833	—	20,899
Net effect of swaps	959	691	—	—	—	1,650
Loss on foreign currency	—	—	7,337	4	—	7,341
Other (income) expense	62	(29,663)	1,302	28,299	—	—
Income from investment in affiliates	(98,451)	(62,240)	(12,574)	(28,737)	202,002	—
Income before taxes	181,217	117,595	38,380	102,715	(202,002)	237,905
Provision for taxes	6,230	19,142	9,643	27,903	—	62,918
Net income	$174,987	$98,453	$28,737	$74,812	$(202,002)	$174,987
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	1,397	—	1,397	—	(1,397)	1,397
Unrealized gain on cash flow hedging derivatives	1,994	606	—	—	(606)	1,994
Other comprehensive income (loss), (net of tax)	3,391	606	1,397	—	(2,003)	3,391
Total comprehensive income	$178,378	$99,059	$30,134	$74,812	$(204,005)	$178,378

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$92,672	$262,739	$114,141	$1,019,399	$(395,146)	$1,093,805
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	10,569	81,807	—	92,376
Operating expenses	—	248,047	37,701	556,777	(395,146)	447,379
Selling, general and administrative	2,254	51,358	8,592	88,938	—	151,142
Depreciation and amortization	—	26	12,869	113,342	—	126,237
Loss on impairment / retirement of fixed assets, net	—	—	542	2,515	—	3,057
Gain on sale of investment	—	(1,877)	—	—	—	(1,877)
	2,254	297,554	70,273	843,379	(395,146)	818,314
Operating income (loss)	90,418	(34,815)	43,868	176,020	—	275,491
Interest expense, net	18,285	13,893	18,317	11,578	—	62,073
Net effect of swaps	2,162	1,555	—	—	—	3,717
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	23,115
Gain on foreign currency	—	(27)	(35,020)	—	—	(35,047)
Other (income) expense	187	(56,623)	2,640	53,731	—	(65)
Income from investment in affiliates	(108,835)	(109,414)	(24,389)	(58,648)	301,286	—
Income before taxes	166,846	107,613	82,122	166,403	(301,286)	221,698
Provision (benefit) for taxes	8,917	(1,223)	23,473	32,602	—	63,769
Net income	$157,929	$108,836	$58,649	$133,801	$(301,286)	$157,929
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(13,085)	—	(13,085)	—	13,085	(13,085)
Unrealized gain on cash flow hedging derivatives	5,981	1,816	—	—	(1,816)	5,981
Other comprehensive income (loss), (net of tax)	(7,104)	1,816	(13,085)	—	11,269	(7,104)
Total comprehensive income	$150,825	$110,652	$45,564	$133,801	$(290,017)	$150,825

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$131,215	$271,069	$107,637	$1,036,162	$(449,328)	$1,096,755
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	9,389	83,471	—	92,860
Operating expenses	2	246,624	36,249	607,874	(449,328)	441,421
Selling, general and administrative	2,264	49,307	8,757	81,754	—	142,082
Depreciation and amortization	—	27	13,022	105,126	—	118,175
Loss on impairment / retirement of fixed assets, net	—	—	83	5,299	—	5,382
	2,266	295,958	67,500	883,524	(449,328)	799,920
Operating income (loss)	128,949	(24,889)	40,137	152,638	—	296,835
Interest expense, net	23,776	17,830	18,672	1,507	—	61,785
Net effect of swaps	5,617	3,285	—	—	—	8,902
(Gain) loss on foreign currency	—	—	(23,679)	4	—	(23,675)
Other (income) expense	187	(69,801)	3,051	66,563	—	—
Income from investment in affiliates	(94,910)	(78,515)	(18,008)	(44,399)	235,832	—
Income before taxes	194,279	102,312	60,101	128,963	(235,832)	249,823
Provision for taxes	9,795	7,403	15,701	32,440	—	65,339
Net income	$184,484	$94,909	$44,400	$96,523	$(235,832)	$184,484
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,447)	—	(5,447)	—	5,447	(5,447)
Unrealized gain on cash flow hedging derivatives	1,356	455	—	—	(455)	1,356
Other comprehensive income (loss), (net of tax)	(4,091)	455	(5,447)	—	4,992	(4,091)
Total comprehensive income	$180,393	$95,364	$38,953	$96,523	$(230,840)	$180,393

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$61,966	$(3,954)	$40,125	$227,588	$(3,107)	$322,618
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(248,190)	248,190	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Proceeds from sale of investment	—	3,281	—	—	—	3,281
Purchase of identifiable intangible assets	—	—	—	(66)	—	(66)
Capital expenditures	—	(25)	(5,679)	(146,669)	—	(152,373)
Net cash from (for) investing activities	338,000	18,756	(5,679)	(248,425)	(251,810)	(149,158)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	50,003	198,187	—	—	(248,190)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(145,955)	—	—	—	1,438	(144,517)
Payment of debt issuance costs	—	(1,313)	—	(18,371)	—	(19,684)
Tax effect of units involved in treasury unit transactions	—	(2,560)	—	—	—	(2,560)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	(2,053)
Net cash from (for) financing activities	(399,966)	(14,802)	(13,854)	123,252	253,248	(52,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	5,892	—	—	5,892
CASH AND CASH EQUIVALENTS
Net increase for the period	—	—	26,484	102,415	(1,669)	127,230
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$92,047	$160,593	$(2,694)	$249,946

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 25, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$99,232	$(54,042)	$41,273	$256,105	$(1,866)	$340,702
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(22,771)	22,771	—
Capital expenditures	—	—	(6,451)	(120,413)	—	(126,864)
Net cash for investing activities	—	—	(6,451)	(143,184)	22,771	(126,864)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments	—	(1,237)	(138)	(4,625)	—	(6,000)
Distributions paid to partners	(140,908)	—	—	—	1,866	(139,042)
Intercompany payables (payments) receipts	(35,331)	58,102	—	—	(22,771)	—
Tax effect of units involved in treasury unit transactions	—	(1,903)	—	—	—	(1,903)
Payments related to tax withholding for equity compensation	—	(920)	—	—	—	(920)
Net cash from (for) financing activities	(176,239)	54,042	(138)	(4,625)	(20,905)	(147,865)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,772	—	—	1,772
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	(77,007)	—	36,456	108,296	—	67,745
Balance, beginning of period	77,007	—	39,106	3,444	—	119,557
Balance, end of period	$—	$—	$75,562	$111,740	$—	$187,302

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

In the third quarter of 2017, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and nine-month periods ended September 24, 2017 and September 25, 2016.

	Three months ended		Nine months ended
(In thousands)	9/24/2017	9/25/2016	9/24/2017	9/25/2016
Net income	$191,315	$174,987	$157,929	$184,484
Interest expense	21,638	20,957	62,472	61,869
Interest income	(351)	(58)	(399)	(84)
Provision for taxes	73,747	62,918	63,769	65,339
Depreciation and amortization	70,060	64,685	126,237	118,175
EBITDA	356,409	323,489	410,008	429,783
Loss on early debt extinguishment	—	—	23,115	—
Net effect of swaps	(952)	1,650	3,717	8,902
Non-cash foreign currency (gain) loss	(29,156)	7,360	(34,985)	(23,535)
Non-cash equity compensation expense	3,126	2,160	9,728	6,909
Loss on impairment / retirement of fixed assets, net	1,347	1,355	3,057	5,382
Gain on sale of investment	(1,877)	—	(1,877)	—
Employment practice litigation costs	4,696	—	4,696	—
Other (1)	49	1	397	341
Adjusted EBITDA	$333,642	$336,015	$417,856	$427,782

(1)
Consists of certain costs as defined in the Company's 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

Results of Operations:
We believe the following are significant measures in the structure of our management and operational reporting, and they are used as major factors in key operational decisions:
Attendance is defined as the number of guest visits to our amusement parks and separately gated outdoor water parks.
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, divided by total attendance.
Out-of-park revenues are defined as revenues from resort, marina, sponsorship and all other out-of-park operations.
Both in-park per capita spending and out-of-park revenues exclude amounts remitted for concessionaire arrangements.
Nine months ended September 24, 2017

The fiscal nine-month period ended September 24, 2017 included a total of 1,722 operating days compared with 1,825 operating days for the fiscal nine-month period ended September 25, 2016. On a same-park basis (excluding Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which was closed after the 2016 operating season), the fiscal nine-month period ended September 25, 2016 included a total of 1,742 operating days. The following table presents key financial information for the nine months ended September 24, 2017 and September 25, 2016:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/24/2017	9/25/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,093,805	$1,096,755	$(2,950)	(0.3)%
Operating costs and expenses	690,897	676,363	14,534	2.1%
Depreciation and amortization	126,237	118,175	8,062	6.8%
Loss on impairment / retirement of fixed assets, net	3,057	5,382	(2,325)	N/M
Gain on sale of investment	(1,877)	—	(1,877)	N/M
Operating income	$275,491	$296,835	$(21,344)	(7.2)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$417,856	$427,782	$(9,926)	(2.3)%
Adjusted EBITDA margin (2)	38.2%	39.0%	—	(0.8)%
Attendance	21,293	21,472	(179)	(0.8)%
In-park per capita spending	$47.24	$46.82	$0.42	0.9%
Out-of-park revenues	$120,165	$121,859	$(1,694)	(1.4)%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 29.

(2)
Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful measure of operating profitability.

For the nine months ended September 24, 2017, net revenues decreased by $3.0 million, to $1,093.8 million, from $1,096.8 million for the first nine months of 2016. This reflects a 179,000-visit decrease in attendance which was partially offset by the impact of a $0.42 increase in in-park per capita spending. Out-of-park revenues decreased $1.7 million compared with the same period in the prior year. The decrease in attendance for the first nine months of 2017 relates primarily to the closure of Wildwater Kingdom after the 2016 operating season. The increase in in-park per capita spending was largely attributable to an increase in revenues from our all-season dining and beverage programs, as well as our premium product offerings. The increase was partially offset by a decrease in in-park per capita spending related to admissions resulting from a higher season pass attendance mix, and from a shift of a portion of the estimated number of uses per season pass into the fourth quarter with three additional parks extending their operating seasons to include WinterFest, a holiday event operating during November and December. The decrease in out-of-park revenues was due to prior period revenues received from a Super Bowl 50 special event and a decline in accommodations revenue. Foreign currency exchange rates had an immaterial impact on net revenues.

Operating costs and expenses for the first nine months of 2017 increased 2.1%, or $14.5 million, to $690.9 million from $676.4 million for the first nine months of 2016. The increase is the result of a $9.1 million increase in SG&A expense, a $6.0 million increase in operating expense offset by a $0.5 million decrease in cost of goods sold. Cost of goods sold, as a percentage of food, merchandise, and games net revenue, was comparable for both periods. Operating expenses grew by $6.0 million primarily due to increased seasonal wages which were driven by hourly rate increases, and increased operating supply expense attributable to incremental special and seasonal events and the opening of several large capital projects. The $9.1 million increase in SG&A expense was primarily attributable to a reserve established for an employment practice claim, higher merchant fees, increased technology related costs, and increased full-time wages and related employee benefits and taxes. Foreign currency exchange rates had an immaterial impact on operating costs and expenses.

Depreciation and amortization expense for the first nine months of 2017 increased $8.1 million to $126.2 million from $118.2 million for the same period in the prior year. The increase is attributable to a change in the estimated useful lives of a long-lived asset at Cedar Point and a series of other long-lived assets across the portfolio. For the first nine months of 2017, the loss on impairment / retirement of fixed assets was $3.1 million, reflecting retirements of assets in the normal course of business at several of our properties. During the third quarter of 2017, a $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment.

After the items above, operating income for the first nine months of 2017 decreased $21.3 million to $275.5 million compared with operating income of $296.8 million for the first nine months of 2016.

Interest expense for the first nine months of 2017 was comparable to the same period in the prior year. We recognized a $23.1 million loss on early debt extinguishment during the nine months ended September 24, 2017 attributable to the April 2017 debt refinancing. The net effect of swaps resulted in a charge to earnings of $3.7 million for the first nine months of 2017 compared with a $8.9 million charge to earnings in 2016 for the same period. The difference reflects the amortization of amounts in OCI for our de-designated swap portfolio offset by fair market value movements for these swaps. During the period, we also recognized a $35.0 million net benefit to earnings for foreign currency gains and losses compared with a $23.7 million net benefit to earnings for the same period in 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the first nine months of 2017, a provision for taxes of $63.8 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a $65.3 million provision for taxes recorded for the first nine months of 2016. The decrease in provision for taxes relates largely to the tax effect of foreign currency exchange related to our Canadian property partially offset by an increase in pretax income from our corporate subsidiaries compared with the same period a year ago.

After the items above, net income for the first nine months totaled $157.9 million, or $2.79 per diluted limited partner unit, compared with net income of $184.5 million, or $3.27 per diluted limited partner unit, for the same period a year ago.

For the nine month period, our Adjusted EBITDA decreased to $417.9 million from $427.8 million for the same period in 2016. The approximate $9.9 million decrease in Adjusted EBITDA is due to decreased attendance and lower out-of-park revenue, as well as higher operating costs and expenses associated with labor, merchant fees and other planned spending. Our Adjusted EBITDA margin also decreased 80 basis points as a result of lower net revenues and expense growth.

On a same-park basis (excluding Wildwater Kingdom), net revenues increased by $2.5 million to $1,093.8 million for the nine months ended September 24, 2017 from $1,091.3 million in the same period in the prior year. This is the result of a 59,000-visit increase in attendance and a $0.15 increase in in-park per capita spending on a same-park basis. Operating costs and expenses (including depreciation and amortization, loss on impairment of fixed assets and gain on sale of investment) on a same-park basis increased $23.8 million resulting in a $21.3 million decrease in same-park operating income.

Three months ended September 24, 2017

The fiscal three-month period ended September 24, 2017 consisted of a total of 960 operating days compared with 1,021 operating days for the fiscal three-month period ended September 25, 2016. On a same-park basis (excluding Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which was closed after the 2016 operating season), the fiscal three-month period ended September 25, 2016 included a total of 965 operating days. The following table presents key financial information for the three months ended September 24, 2017 and September 25, 2016:

	Three months ended	Three months ended	Increase (Decrease)
	9/24/2017	9/25/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$652,689	$650,283	$2,406	0.4%
Operating costs and expenses	327,020	316,448	10,572	3.3%
Depreciation and amortization	70,060	64,685	5,375	8.3%
Loss on impairment / retirement of fixed assets, net	1,347	1,355	(8)	N/M
Gain on sale of investment	(1,877)	—	(1,877)	N/M
Operating income	$256,139	$267,795	$(11,656)	(4.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$333,642	$336,015	$(2,373)	(0.7)%
Attendance	12,428	12,492	(64)	(0.5)%
In-park per capita spending	$48.73	$48.01	$0.72	1.5%
Out-of-park revenues	$65,103	$67,903	$(2,800)	(4.1)%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 29.

For the quarter ended September 24, 2017, net revenues increased by $2.4 million, to $652.7 million, from $650.3 million in the third quarter of 2016. This reflects a $0.72 increase in in-park per capita spending, partially offset by the impact of a 64,000-visit decrease in attendance. Out-of-park revenues decreased $2.8 million compared with the same period in the prior year. The increase in in-park per capita spending was largely attributable to an increase in revenues from our all-season dining and beverage programs, as well as our premium product offerings and non-season pass admissions. The increase was partially offset by a decrease in in-park per capita spending related to season pass admissions resulting from a shift of a portion of the estimated number of uses per season pass into the fourth quarter with three additional parks extending their operating seasons to include WinterFest, a holiday event operating during November and December. The decrease in attendance for the third quarter relates to the closure of Wildwater Kingdom after the 2016 operating season. The decrease in out-of-park revenues was attributable to prior period proceeds received during the third quarter of 2016 from a business interruption claim at Cedar Point and a decrease in out-of-park food revenue. The increase in net revenues is net of a $0.9 million favorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the quarter increased 3.3%, or $10.6 million, to $327.0 million from $316.4 million in the third quarter of 2016. The increase is the result of a $6.6 million increase in SG&A expense, a $3.4 million increase in operating expense, and a $0.6 million increase in cost of goods sold. Cost of goods sold, as a percentage of food, merchandise, and games net revenue, was comparable for both periods. Operating expenses grew by $3.4 million primarily due to increased seasonal wages which were driven by hourly rate increases, and to a lesser extent, increased operating supply expense attributable to additional seasonal events and the timing of maintenance projects. The $6.6 million increase in SG&A expense was primarily attributable to a reserve established for an employment practice claim, higher merchant fees, and increased technology related costs. The increase in operating costs and expenses is net of a $0.4 million unfavorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the quarter increased $5.4 million to $70.1 million compared to $64.7 million for the same period in the prior year. The increase is attributable to a change in the estimated useful lives of a long-lived asset at Cedar Point and a series of other long-lived assets across the portfolio. For the third quarter of 2017, the loss on impairment / retirement of fixed assets was $1.3 million, reflecting the retirements of assets in the normal course of business at several of our properties. A $1.9 million gain on sale of investment was recognized during the quarter for the liquidation of a preferred equity investment.

After the items above, operating income for the third quarter of 2017 decreased $11.7 million to $256.1 million compared with an operating income of $267.8 million for the third quarter of 2016.

Interest expense for the third quarter of 2017 was comparable to the same period in the prior year. The net effect of our swaps resulted in a benefit to earnings of $1.0 million for the third quarter of 2017 compared with a $1.7 million charge to earnings in the third quarter of 2016. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $29.2 million net benefit to earnings for foreign currency gains and losses compared with a $7.3 million net charge to earnings for the third quarter in 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the third quarter of 2017, a provision for taxes of $73.7 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded in the third quarter of 2016 of $62.9 million. This increase in provision for taxes relates largely to an increase in pretax income from our corporate subsidiaries compared with the same period a year ago.

After the items above, net income for the current quarter totaled $191.3 million, or $3.38 per diluted limited partner unit, compared with a net income of $175.0 million, or $3.10 per diluted limited partner unit, for the third quarter a year ago.

For the current quarter, our Adjusted EBITDA decreased to $333.6 million from $336.0 million for the fiscal third quarter of 2016. The approximate $2.4 million decrease in Adjusted EBITDA is attributable to decreased attendance and lower out-of-park revenue, as well as increased operating costs and expenses associated with labor, merchant fees, maintenance expense and other planned spending.

On a same-park basis (excluding Wildwater Kingdom), net revenues increased by $6.5 million to $652.7 million for the quarter ended September 24, 2017 from $646.2 million in the same period in the prior year reflecting a 103,000-visit increase in attendance and a $0.39 increase in in-park per capita spending on a same-park basis. Operating costs and expenses (including depreciation and amortization, loss on impairment of fixed assets and gain on sale of investment) on a same-park basis increased $17.3 million resulting in a $10.8 million decrease in same-park operating income.

October 2017

Based on preliminary results, net revenues through October 29, 2017 were approximately $1.24 billion, up 1%, or $6 million, compared with the same period last year. The increase in net revenues was the result of a 1%, or $0.57, increase in in-park guest per capita spending to $47.40 offset by a 45,000-visit, decrease in attendance to 24.1 million visits. During this same period, out-of-park revenues decreased 2%, or $3 million, to $133 million compared with 2016.

On a same-park basis (excluding Wildwater Kingdom), net revenues were up approximately 1%, or $12 million, compared with the same period last year. The increase in net revenues on a same-park basis was the result of a 1%, or 192,000-visit, increase in attendance and a 1%, or $0.33, increase in in-park guest per capita spending. The fluctuation in out-of-park revenues was comparable on a same-park basis.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2017 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.2 at September 24, 2017 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels.
Operating Activities
During the nine-month period ended September 24, 2017, net cash from operating activities was $322.6 million, a decrease of $18.1 million from the same period a year ago, primarily due to lower earnings.
Investing Activities
Net cash used for investing activities for the first nine months of 2017 was $149.2 million, an increase of $22.3 million compared with the same period in the prior year. This increase reflects planned higher capital expenditures in the period.
Financing Activities
Net cash for financing activities for the first nine months of 2017 was $52.1 million, a decrease of $95.7 million compared with the same period in the prior year. This decrease reflects incremental debt borrowings due to the increase in our senior secured term loan facility under the 2017 Credit Agreement, offset by other impacts of the April 2017 refinancing including payment of debt issuance costs and early termination penalties.

As of September 24, 2017, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 225 basis points (bps). The term loan amortizes $7.5 million annually. We paid $15.0 million of amortization during the third quarter of 2017. Therefore, we have no current maturities as of September 24, 2017.

•
No borrowings under the $275 million senior secured revolving credit facility under our 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at September 24, 2017, we had $259.1 million of available borrowings under the revolving credit facility and cash on hand of $249.9 million.

As of September 24, 2017, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to a fixed rate. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, were not designated as cash flow hedges. As of September 24, 2017, the fair market value of our derivative liability was $14.8 million and was recorded in "Derivative Liability."

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x consolidated total debt-to-consolidated EBITDA. As of September 24, 2017, we were in compliance with this financial condition covenant and all other covenants under the 2017 Credit Agreement.

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

In accordance with the 2017 Credit Agreement debt provisions, on August 2, 2017, we announced the declaration of a distribution of $0.855 per limited partner unit, which was paid on September 15, 2017. Also, on November 2, 2017, we announced the declaration of a distribution of $0.89 per limited partner unit, which will be payable on December 15, 2017.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 24, 2017. We have no other significant off-balance sheet financing arrangements.

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

As of September 24, 2017, on an adjusted basis after giving affect to the impact of interest rate swap agreements, $1,450.0 million of our outstanding long-term debt represented fixed-rate debt and $235.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $7.2 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.4 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.3 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 24, 2017, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2017.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United State District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement the case will be remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until at least the first quarter of 2018. Based upon the information available, the Partnership believes the liability recorded as of September 24, 2017 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended September 24, 2017:

Period	(a) Total Number of Units Purchased (1)	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
June 26 - July 30	1,928	$70.80	—	$—
July 31 - August 27	—	—	—	—
August 28 - September 24	—	—	—	—
Total	1,928	$70.80	—	$—

(1)
All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)
Employment Agreement, dated October 4, 2017, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 5, 2017.

Exhibit (10.2)
Employment Agreement, dated October 4, 2017, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.2 to the Registrants Form 8-K filed October 5, 2017.

Exhibit (10.3)	2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Restricted Unit Award Declaration.

Exhibit (10.4)	2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Award Declaration.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 24, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 2, 2017	/s/ Matthew A. Ouimet
Matthew A. Ouimet
Chief Executive Officer

Date:	November 2, 2017	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer