Form 10-K
period 2017-12-31
CEDAR FAIR L P
filed 2018-02-23
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 23, 2017 of $70.80 per unit was approximately $3,906,234,028.
Number of Depositary Units representing limited partner interests outstanding as of January 31, 2018: 56,364,013

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in June 2018.
************
Page 1 of 75 pages

CEDAR FAIR, L.P.
2017 FORM 10-K CONTENTS

PART I

ITEM 1. BUSINESS.

Introduction

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner"), whose shares are held by an Ohio trust. The Partnership is one of the largest regional amusement park operators in the world and owns eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels.

In 2017, the Partnership entertained more than 25 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, near Los Angeles, California; Canada's Wonderland, near Toronto, Canada; Kings Island, near Cincinnati, Ohio; Carowinds, in Charlotte, North Carolina; Dorney Park & Wildwater Kingdom ("Dorney Park"), in Allentown, Pennsylvania; Kings Dominion, near Richmond, Virginia; California's Great America, in Santa Clara, California; Valleyfair, near Minneapolis/St. Paul, Minnesota; Worlds of Fun, in Kansas City, Missouri; and Michigan's Adventure, in Muskegon, Michigan. The Partnership manages and operates Gilroy Gardens Family Theme Park in Gilroy, California.

The Partnership also owns and operates two separately gated outdoor water parks located adjacent to Cedar Point and Knott's Berry Farm, three hotels at Cedar Point (including the Castaway Bay Indoor Waterpark Resort in Sandusky, Ohio) and one hotel at Knott's Berry Farm. With limited exceptions, all rides and attractions at the amusement and water parks are owned and operated by the Partnership. The Partnership owns land on which Cedar Point Sports Center is located. The sports park is operated by a third party.

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership's revenues from these parks are generated during an approximately 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. In 2017, California's Great America, Carowinds, Worlds of Fun and Kings Island extended their operating seasons by approximately 20 to 25 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. In 2018, Kings Dominion will also extend its operating season by 20 to 25 days to include WinterFest. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is also generally open daily from Memorial Day to Labor Day, plus a limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

The demographic groups that are most important to the parks are families and young people ages 12 through 24. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. During their operating season, the parks conduct active television, radio, newspaper and internet advertising campaigns in their major market areas geared toward these two groups.

Description of Parks

Cedar Point
Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie and Sandusky Bay, the park is approximately 60 miles west of Cleveland and 100 miles southeast of Detroit. Attractive to both families and thrill-seekers, the park features 18 roller coasters, including many record-breakers, and three children's areas. Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. The park's market area includes Cleveland, Toledo, Akron and Columbus, Ohio; and Detroit, Grand Rapids, Flint and Lansing, Michigan.

Located adjacent to the park is Cedar Point Shores Water Park, a separately gated water park that features more than 15 water rides and attractions.

The Partnership also owns and operates three hotels at Cedar Point. The park's only year-round hotel is Castaway Bay Indoor Waterpark Resort, which is located adjacent to the Causeway entrance to the park. Castaway Bay features tropical, Caribbean theme hotel rooms centered around an indoor water park. The park's largest hotel, the historic Hotel Breakers, has various dining and lounge facilities, a mile-long beach, lake swimming, a conference/meeting center, an indoor pool and multiple outdoor pools. Located near the Causeway entrance to the park, Cedar Point's Express Hotel is a limited-service seasonal hotel.
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
The Partnership owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house approximately 4,000 of the park's seasonal employees.

Cedar Point Sports Center is an outdoor sports park consisting of various playing fields and training areas for soccer, baseball, softball and lacrosse tournaments and clinics in Sandusky, Ohio. The Partnership owns the land on which the sports park is located. The sports park is operated by a third party.

The Partnership owns the land from the former Wildwater Kingdom seasonal water-park located near Cleveland, Ohio, which ceased operations during the third quarter of 2016. The remaining land is available for sale.

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population.
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
The Partnership also owns and operates the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm, which features a pool, fitness facilities and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 16 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals.

Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in 2006. Kings Island is one of the most attended regional amusement parks in North America. The park features a children's area that has been consistently named the "Best Kids' Area in the World" by Amusement Today. The park's market area includes Cincinnati, Dayton and Columbus, Ohio; Louisville and Lexington, Kentucky; and Indianapolis, Indiana.

Carowinds
Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina; as well as Greenville and Columbia, South Carolina.

The park also offers Camp Wilderness Resort, an upscale camping area that includes luxury cabins, RV sites, and tent and pop-up sites. The campground features a convenience store and a swimming pool.

Kings Dominion
Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in 2006. The park's market area includes Richmond and Norfolk, Virginia; Raleigh, North Carolina; Baltimore, Maryland and Washington, D.C. In 2018, Kings Dominion will begin hosting WinterFest.

Additionally, the park offers Kings Dominion Camp Wilderness Campground, an upscale camping area featuring luxury cabins, RV sites, and tent and pop-up sites. The campground also features a swimming pool, playground, and convenience store.

The Partnership also owns a dormitory facility located adjacent to Kings Dominion that houses approximately 400 of the park's seasonal employees.

California's Great America
California's Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in 2006. The park draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California.

Dorney Park
Dorney Park, a combination amusement and water park located in Allentown, Pennsylvania, was first developed as a summer resort area in 1884 and was acquired by the Partnership in 1992. Dorney Park's major markets include Philadelphia, Lancaster, Harrisburg, York, Scranton, Wilkes-Barre, Hazleton and the Lehigh Valley, Pennsylvania; New York City; and New Jersey.

Worlds of Fun
Worlds of Fun, which opened in 1973 and was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City, Missouri. Worlds of Fun serves a market area centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska.

Worlds of Fun also features Worlds of Fun Village, an upscale camping area that offers overnight guest accommodations next to the park with wood-side cottages, log cabins and deluxe RV sites. Included within the Village is a clubhouse with a swimming pool and a convenience store.

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

Michigan's Adventure
Michigan's Adventure, which was acquired by the Partnership in 2001, is a combination amusement and water park located in Muskegon, Michigan. Michigan's Adventure serves a market area principally from central and western Michigan and eastern Indiana.

CAPITAL EXPENDITURES AND WORKING CAPITAL

The Partnership believes that annual park attendance is influenced by annual investments in new attractions. Capital expenditures are planned on a seasonal basis with the majority of such capital expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

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

GOVERNMENT REGULATION

The Partnership's properties and operations are subject to a variety of federal, state and local environmental, health and safety laws and regulations. Currently, the Partnership believes it is in substantial compliance with applicable requirements under these laws and regulations. However, such requirements have generally become stricter over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to its properties or operations will not require significant expenditures in the future.

All rides are operated and inspected daily by both the Partnership's maintenance and ride operations personnel before being placed into operation for our guests. The parks are also periodically inspected by the Partnership's insurance carrier and, at all parks except Valleyfair, Worlds of Fun, and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun and Carowinds each contract with a third party to inspect its rides pursuant to Minnesota, Missouri, and South Carolina law, respectively, and submit the third-party report to the respective state agency. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure the Partnership's standards are being maintained.

EMPLOYEES

The Partnership has approximately 2,200 full-time employees. During the operating season, the Partnership employs in aggregate approximately 44,700 seasonal and part-time employees, many of whom are high school and college students. Approximately 4,000 of Cedar Point's seasonal employees, 400 of Kings Dominion's, and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. Approximately 350 of Dorney Park's seasonal employees, 300 of Carowinds' seasonal employees, 200 of Kings Island's seasonal employees, and 100 of Worlds of Fun's seasonal employees live in dormitories rented by the Partnership. The Partnership maintains training programs for all new employees and believes that it maintains good relations with its employees.

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

You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information. See Item 6 for Selected Financial Data, including net revenues, net income (loss) and total assets. See Notes 13 and 14 to the Consolidated Financial Statements for condensed financial information for Canada's Wonderland Company.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	59
Matt Ouimet has been the Executive Chairman of the Board of Directors since January 2018 and a member of the Board of Directors since August 2011. Previously, he served as Chief Executive Officer from January 2012 through December 2017 and served as President from June 2011 to October 2016. Before joining Cedar Fair, he served in multiple roles from 2009 through 2010 at Corinthian Colleges, including President and Chief Executive Officer. Prior to joining Corinthian Colleges, he served as President, Hotel Group for Starwood Hotels and Resorts Worldwide from 2006 through 2008. In addition, Matt is a 20-year veteran of the amusement park and hospitality industry, including 17 years at the Walt Disney Company, where he held positions including Senior Vice President, Finance and Business Development, and Chief Financial Officer of the Disney Development Company; Executive General Manager of Disney Vacation Club; and President of Disney Cruise Line and of Disneyland Resort.

Richard A. Zimmerman	57
Richard Zimmerman has been President and Chief Executive Officer since January 2018. Prior to that, he served as President and Chief Operating Officer from October 2016 through December 2017 and as Chief Operating Officer since October 2011. Prior to that, he served as Executive Vice President since November 2010, previously serving as Regional Vice President since June 2007 and has been with Cedar Fair since 2006. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.

Brian C. Witherow	51
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

Tim V. Fisher	57
Tim Fisher joined Cedar Fair as Chief Operating Officer in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Tim served as Chief Executive Officer of Village Roadshow Theme Parks since January 2009.

Kelley S. Semmelroth	53
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.

Duffield E. Milkie	52
Duff Milkie has served as Executive Vice President and General Counsel since January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to January 2015. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

H. Philip Bender	62
Phil Bender has served as Executive Vice President, Operations since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to that, he served as Vice President and General Manager of Worlds of Fun / Oceans of Fun from 2000 through 2006.

Robert A. Decker	57
Rob Decker has served as Senior Vice President of Planning & Design since January 2015. Prior to that, he served as Corporate Vice President of Planning & Design since the end of 2002, and he has been with Cedar Fair since 1999. Prior to joining Cedar Fair, Rob served as Design Director at Jack Rouse Associates, Inc., a consultant firm to the entertainment industry, from 1989 through 1999.

David R. Hoffman	49
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Craig A. Heckman	54
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
Our parks compete for discretionary spending and discretionary free-time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance (defined as the number of guest visits to our amusement parks and separately gated outdoor water parks) and in-park per capita spending (calculated as all amusement park, outdoor water park, tolls and parking revenues for the amusement park and water park operating seasons divided by total attendance) at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

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
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October for Halloween events. Five of our seasonal amusement parks have or will have extended operations into November and December for winter events. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during a 130- to 140-day annual operating season. As a result, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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
In the normal course of business, we, or third parties on our behalf, collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of such data is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our parks, products and services to our guests. Furthermore, if a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations.  Any security breach could expose us to risks of data loss, which could harm our reputation and result in remedial and other costs, fines or lawsuits. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.

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
The safety of our guests and employees is one of our top priorities. All of our amusement parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our amusement parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our amusement parks. Other types of incidents such as food borne illnesses which have either been alleged or proved to be attributable to our parks or our competitors, could adversely affect attendance and revenues.

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
The existence of unfavorable general economic conditions, such as high unemployment rates, constrained credit markets, and higher prices for consumer goods, may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme/amusement park industry. The presence of market turmoil, coupled with a reduction of business activity, generally increases our risks related to being an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, including our credit facilities. The soundness of these counter-parties could adversely affect us. Our credit evaluations may be inaccurate and credit performance could be materially worse than anticipated, which may materially and adversely affect our business, financial position and results of operations.

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
We had $1,700.9 million of outstanding indebtedness as of December 31, 2017 (after giving effect to $15.9 million of outstanding letters of credit under our revolving credit facility and before reduction of debt issuance costs).

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

In addition, we may not be able to generate sufficient cash flow from operations, or be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt obligations. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt in the future will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, including our credit agreement and the indentures governing our notes, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Despite the amount of our indebtedness, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the amount of our indebtedness.

Variable rate indebtedness could subject us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2017, after giving consideration to current outstanding interest-rate swap arrangements, most of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

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

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2017, we were in compliance with this financial condition covenant and all other covenants under the 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and we may make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

Changing tax laws could adversely affect future tax liabilities or require adjustments to provisional accounting amounts.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act makes significant changes to U.S. tax law and includes changes to federal tax rates, imposes limitations on the deductibility of interest, temporarily allows for the expensing of capital expenditures, puts into effect the migration from a worldwide system of taxation to a territorial system and modifies or repeals many business deductions and credits. The Act and future implementing regulations, administrative or accounting guidance or interpretations of the legislation may meaningfully impact or have adverse effects on our future tax liabilities and our business or may cause the ultimate impact of the Act to differ from or require adjustments to our provisional accounting estimates. Further analysis, changes in assumptions we have made or future actions that we take also could affect these items.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1), (3)	Sandusky, Ohio	625	515	110
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	680	330	350
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	165	165	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun Oceans of Fun		Kansas City, Missouri	350	250	100
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140

(1) Cedar Point and Cedar Point Shores are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 260 acres of property on the mainland adjoining the approach to the Cedar Point Causeway with approximately 110 acres undeveloped. Cedar Point's Express Hotel, Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, two seasonal-employee housing complexes, and Cedar Point Sports Center are located on this property.

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

(2) The Partnership leases the land at California's Great America from the City of Santa Clara through a long-term lease agreement that is renewable in 2039 with options to renew at the Partnership's discretion.

(3) In addition to the acreage above, the Partnership owns approximately 640 acres in Aurora, Ohio (near Cleveland, Ohio) which is available for sale. The land is the location of the former Wildwater Kingdom waterpark. See Note 3 to the Consolidated Financial Statements for further information regarding the closure of the waterpark.

All of the Partnership's property is owned in fee simple, with the exception of California's Great America in Santa Clara, California, and portions of the six-mile public highway that serves as secondary access route to Cedar Point, and is encumbered by the Partnership's 2017 Credit Agreement. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United State District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case will be remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until at least the first quarter of 2018. Based upon the information available, the Partnership believes the liability recorded as of December 31, 2017 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of January 31, 2018, there were approximately 5,300 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding the Partnership's equity incentive plan, which is incorporated herein by reference. The cash distributions declared and the high and low prices of the Partnership's units for each quarter of the past two years are shown in the table below:

Quarters		LP Unit Price
	Distributions per LP Unit	High	Low
2017
Fourth Quarter	$0.890	$69.45	$59.66
Third Quarter	0.855	72.21	62.62
Second Quarter	0.855	72.56	67.08
First Quarter	0.855	69.81	62.00

2016
Fourth Quarter	$0.855	$64.90	$56.23
Third Quarter	0.825	63.40	56.30
Second Quarter	0.825	60.03	56.17
First Quarter	0.825	60.23	48.46

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's June 2014 notes, which includes the most restrictive of these Restricted Payment provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership can make additional Restricted Payments if the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2012.

	Base Period	Return
	2012	2013	2014	2015	2016	2017
Cedar Fair, L.P.	$100.00	$157.27	$160.71	$198.13	$240.59	$256.15
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 400	100.00	133.50	146.54	143.35	173.08	201.19
S&P Movies and Entertainment	100.00	155.57	183.29	166.34	183.60	192.81

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2017 (1)	2016	2015 (2)	2014 (3)	2013 (4)
	(In thousands, except per unit and per capita amounts)
Statement of Operations
Net revenues	$1,321,967	$1,288,721	$1,235,778	$1,159,605	$1,134,572
Operating income	295,211	316,939	295,331	278,332	301,761
Income before taxes	216,588	249,106	134,414	114,100	128,447
Net income	215,476	177,688	112,222	104,215	108,204
Net income per unit - basic	$3.84	$3.18	$2.01	$1.88	$1.95
Net income per unit - diluted	$3.79	$3.14	$1.99	$1.86	$1.94
Balance Sheet Data
Total assets	$2,064,159	$1,973,181	$1,963,020	$2,004,448	$1,975,406
Working capital surplus (deficit)	21,489	(47,007)	(14,645)	(3,767)	18,023
Long-term debt	1,660,515	1,534,211	1,536,676	1,534,244	1,491,086
Partners' equity	82,946	60,519	57,009	96,217	139,131
Distributions
Declared per limited partner unit	$3.455	$3.330	$3.075	$2.850	$2.575
Paid per limited partner unit	$3.455	$3.330	$3.075	$2.850	$2.575
Other Data
Depreciation and amortization	$153,222	$131,876	$125,631	$124,286	$122,487
Adjusted EBITDA (5)	478,977	481,248	459,238	431,280	425,430
Capital expenditures	188,084	160,656	175,865	166,719	120,488
Attendance (6)	25,723	25,104	24,448	23,305	23,519
In-park per capita spending (7)	$47.30	$46.90	$46.20	$45.54	$44.15

(1)
Operating results for 2017 include a tax benefit of $54.2 million due to tax law changes, in particular the Tax Cuts and Jobs Act, a charge of $23.1 million for the loss on early debt extinguishment and a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which ceased operations in 2016.

(2)	Operating results for 2015 include a charge of $8.6 million for the impairment of a long-lived asset at Cedar Point.

(3)	Operating results for 2014 include a charge of $29.3 million for the loss on early debt extinguishment and a charge of $2.4 million for the impairment of long-lived assets at Wildwater Kingdom.

(4)	Operating results for 2013 include a charge of $34.6 million for the loss on early debt extinguishment.

(5)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the 2017 Credit Agreement and the 2013 Credit Agreement. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of the Partnership's operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to Adjusted EBITDA is provided below.

(6)	Attendance includes number of guest visits to the Partnership's amusement parks and separately gated outdoor water parks.

(7)
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, excluding the expense remitted to others under concessionaire arrangements, divided by total attendance. Revenues from resort, marina, sponsorship, on-line advanced purchase transaction fees charged to customers and all other out-of-park operations are excluded from per capita statistics.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Years Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Net income	$215,476	$177,688	$112,222	$104,215	$108,204
Interest expense	85,603	83,863	86,849	96,286	103,071
Interest income	(855)	(177)	(64)	(126)	(154)
Provision for taxes	1,112	71,418	22,192	9,885	20,243
Depreciation and amortization	153,222	131,876	125,631	124,286	122,487
EBITDA	454,558	464,668	346,830	334,546	353,851
Loss on early debt extinguishment	23,121	—	—	29,261	34,573
Net effect of swaps	(45)	(1,197)	(6,884)	(2,062)	6,883
Non-cash foreign currency (gain) loss	(29,041)	(14,345)	80,946	40,883	29,085
Non-cash equity compensation expense	13,789	18,496	15,470	12,536	5,535
Loss on impairment/retirement of fixed assets, net	12,728	12,587	20,873	9,757	2,539
Gain on sale of other assets	(1,877)	—	—	(921)	(8,743)
Employment practice litigation costs	4,867	—	259	4,953	—
Other (1)	877	1,039	1,744	2,327	1,707
Adjusted EBITDA	$478,977	$481,248	$459,238	$431,280	$425,430

(1) Consists of certain costs as defined in the Partnership's 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We generate our revenues primarily from sales of (1) admission to our parks, (2) food, merchandise and games inside our parks, and (3) hotel rooms, extra-charge attractions, and food and other attractions, both inside and outside our parks. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising, utilities and insurance, are relatively fixed and do not vary significantly with attendance.

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

	Years Ended December 31,
	2017		2016		2015
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$734,060	55.5%	$716,189	55.6%	$687,442	55.6%
Food, merchandise and games	422,469	32.0%	407,673	31.6%	398,019	32.2%
Accommodations, extra-charge products and other	165,438	12.5%	164,859	12.8%	150,317	12.2%
Net revenues	1,321,967	100.0%	1,288,721	100.0%	1,235,778	100.0%
Operating costs and expenses	862,683	65.3%	827,319	64.2%	793,943	64.2%
Depreciation and amortization	153,222	11.6%	131,876	10.2%	125,631	10.2%
Loss on impairment / retirement of fixed assets, net	12,728	1.0%	12,587	1.0%	20,873	1.7%
Gain on sale of investment	(1,877)	(0.1)%	—	—%	—	—%
Operating income	295,211	22.3%	316,939	24.6%	295,331	23.9%
Interest and other expense, net	84,633	6.4%	83,686	6.5%	86,785	7.0%
Net effect of swaps	(45)	—%	(1,197)	(0.1)%	(6,884)	(0.6)%
Loss on early debt extinguishment	23,121	1.7%	—	—%	—	—%
(Gain) loss on foreign currency	(29,086)	(2.2)%	(14,656)	(1.1)%	81,016	6.6%
Provision for taxes	1,112	0.1%	71,418	5.5%	22,192	1.8%
Net income	$215,476	16.3%	$177,688	13.8%	$112,222	9.1%
Other data:
Attendance	25,723		25,104		24,448
In-park per capita spending	$47.30		$46.90		$46.20

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

Impairment of Long-Lived Assets
The carrying values of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the asset. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

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

At the end of the fourth quarter of 2015, we decided to permanently remove from service a long-lived asset at Cedar Point. Accordingly, we recognized and recorded an $8.6 million charge for impairment equal to the remaining net book value of this long-lived asset. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. We assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, we recorded a $7.6 million impairment charge based on recent information from our ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the consolidated balance sheet with a carrying value of $9.0 million as of December 31, 2017.

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

We elected to adopt FASB Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), for our 2017 annual impairment test. ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity recognizes an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is established using a combination of an income (discounted cash flow) and market approach.

We completed the review of goodwill and other indefinite-lived intangibles as of the first days of the fourth quarter of 2017 and 2016 and determined goodwill and other indefinite-lived intangibles were not impaired at these testing dates.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding valuation, could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods.

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

Revenue Recognition
Revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues.

Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge attractions, including our premium benefit offerings like our front-of-line products, and on-line advanced purchase transaction fees charged to customers are included in Accommodations, extra-charge products and other revenue.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2016, we had recorded a $4.2 million valuation allowance related to a $7.7 million deferred tax asset for foreign tax credit carryforwards. The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During the fourth quarter of 2017, we recognized a $0.1 million tax benefit per a release of valuation allowance based on management's updated projection of future foreign tax credit utilization. As of December 31, 2017, we had recorded a $4.1 million valuation allowance related to an $8.7 million deferred tax asset for foreign tax credit carryforwards.

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

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act makes significant changes to U.S. tax law and, among other things, reduces federal corporate tax rates from 35% to 21%. The accounting treatment of these tax law changes is complex, and the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain tax effects of the Act. We have recognized the provisional tax impacts related to the reduction in tax rates including the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory or accounting guidance that may be issued, and actions the Partnership may take as a result of the Act. We expect to complete our analysis of the effects of the Act within the measurement period in accordance with SAB 118.

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

Out-of-park revenues are defined as revenues from resort, marina, sponsorship, on-line advanced purchase transaction fees charged to customers and all other out-of-park operations.

Both in-park per capita spending and out-of-park revenues exclude amounts remitted to others under concessionaire arrangements.

2017 vs. 2016

The following table presents key financial information and operating statistics for the years ended December 31, 2017 and December 31, 2016:

			Increase (Decrease)
	12/31/2017	12/31/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,321,967	$1,288,721	$33,246	2.6%
Operating costs and expenses	862,683	827,319	35,364	4.3%
Depreciation and amortization	153,222	131,876	21,346	16.2%
Loss on impairment/retirement of fixed assets, net	12,728	12,587	141	N/M
Gain on sale of investment	(1,877)	—	(1,877)	N/M
Operating income	$295,211	$316,939	$(21,728)	(6.9)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$478,977	$481,248	$(2,271)	(0.5)%
Adjusted EBITDA margin (2)	36.2%	37.3%	—	(1.1)%
Attendance	25,723	25,104	619	2.5%
In-park per capita spending	$47.30	$46.90	$0.40	0.9%
Out-of-park revenues	$143,763	$146,137	$(2,374)	(1.6)%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 16.
(2) Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,322.0 million for the year ended December 31, 2017, increasing $33.2 million, from $1,288.7 million for 2016. This reflects an increase in both attendance and in-park per capita spending. Out-of park revenues decreased $2.4 million compared with the prior year. The 619,000 visit, or 2.5%, increase in attendance was driven by higher season pass visitation and increased attendance during WinterFest, a holiday event operating during November and December. The increase in WinterFest attendance related primarily to three new events held at Kings Island, Carowinds, and Worlds of Fun. The $0.40, or 0.9%, increase in in-park per capita spending was primarily attributable to growth in our food and beverage programs, and the closure of Wildwater Kingdom (one of our separately gated outdoor water parks which was closed after the 2016 operating season). The $2.4 million, or 1.6%, decrease in out-of-park revenues was due to prior period revenues received from Super Bowl 50 special events and a decrease in transaction fee revenue recognized during the period. Foreign currency exchange rates had an immaterial impact on net revenues.

Operating costs and expenses for the year increased 4.3%, or $35.4 million, to $862.7 million from $827.3 million for 2016. This increase was the result of a $4.2 million increase in cost of goods sold, a $19.2 million increase in operating expenses, and an $11.9 million increase in selling, general, and administrative expenses ("SG&A"). The $4.2 million increase in cost of goods sold related to the growth in our food and beverage programs, as well as higher attendance levels. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both periods. The $19.2 million increase in operating expenses was primarily due to higher seasonal labor costs driven by rate increases, especially in California, as well as incremental labor hours especially related to WinterFest. In addition, full-time wages increased as a result of incremental head count and normal merit increases, as well as increased maintenance labor associated with WinterFest. Lastly, operating supply expense increased due to incremental special and seasonal events, especially for WinterFest, and the opening of several large capital projects that began operation in 2017. The $11.9 million increase in SG&A expense was attributable to a reserve for an employment practice claim settlement of $4.9 million, increased marketing expense, higher merchant fees, and increased technology related costs. Foreign currency exchange rates had an immaterial impact on operating costs and expenses.

Depreciation and amortization expense for 2017 increased $21.3 million compared with the prior year. The increase was attributable to a change in the estimated useful lives of specific long-lived assets, in particular at Cedar Point and Dorney Park, as well as due to growth in capital improvements. The loss on impairment / retirement of fixed assets, net for 2017 was $12.7 million, reflecting a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom, one of our separately gated outdoor water parks which ceased operations in 2016, and the impairment of assets in the normal course of business at several of our properties. This is compared with the $12.6 million loss on impairment / retirement of fixed assets, net for 2016 reflecting the impairment of assets in the normal course of business. During the third quarter of 2017, a $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment.

After the items above, operating income decreased $21.7 million to $295.2 million for 2017 from operating income of $316.9 million for 2016.

Interest expense for 2017 increased $1.7 million compared with the prior year. The increase was attributable to an increase in outstanding term debt. The net effect of our swaps resulted in an immaterial impact to earnings for 2017 compared with a $1.2 million non-cash benefit to earnings for 2016. The difference reflects the amortization of amounts in OCI in our de-designated swap portfolio offset by changes in fair market value for these swaps. We recognized a $23.1 million loss on early debt extinguishment during 2017 as a result of the April 2017 debt refinancing. We also recognized a $29.1 million net benefit to earnings for foreign currency gains and losses in 2017 compared with a $14.7 million net benefit to earnings for 2016. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the entity's functional currency.

For 2017, a provision for taxes of $1.1 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded for 2016 of $71.4 million. The decrease in tax provision in the current year relates primarily to implementation of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The Act includes numerous changes to the tax law, including a reduction in the federal corporate income tax rate from 35% to 21%. Since our corporate subsidiaries have a March tax year end, the applicable tax rate for 2017 will be a 31.8% blended rate that is based on the applicable statutory rates before and after the change and the number of days in the period within the taxable year before and after the effective date of the change in tax rate. As a result of the reduction in the federal corporate income tax rate, we recognized a $6.1 million current income tax benefit. Also, the change in tax rates necessitates that we remeasure deferred tax balances that are expected to reverse following enactment using the applicable tax rates. As a result of this remeasurement of our net deferred tax liability, we recognized a $49.2 million deferred tax benefit. The sum of these effects was recorded as a tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2017. While we believe these provisional amounts are reasonable estimates of the effects of the Act, they are subject to change in accordance with SAB 118; see "Critical Accounting Policies - Income Taxes". Cash taxes paid in 2017 were $56.0 million compared with $44.5 million in 2016. For 2018, cash taxes to be paid or payable are estimated to range from $40 million to $55 million. The change in cash taxes relates to continuing strong business performance offset by our current estimate of the ongoing impact of the Act.

After the items above, net income for 2017 totaled $215.5 million, or $3.79 per diluted limited partner unit, compared with net income of $177.7 million, or $3.14 per diluted unit, for 2016.

For 2017, Adjusted EBITDA decreased to $479.0 million from $481.2 million for 2016. The $2.3 million decrease in Adjusted EBITDA is a result of higher operating costs and expenses associated with labor, marketing, merchant fees, and other planned spending out-pacing revenue growth, specifically attendance growth. As a result, our Adjusted EBITDA margin decreased by 110 basis points.

On a same-park basis (excluding Wildwater Kingdom), net revenues increased by $38.7 million to $1,322.0 million for the year ended December 31, 2017 from $1,283.3 million for 2016. This was the result of an 856,000-visit increase in attendance and a $0.17 increase in in-park per capita spending on a same-park basis. Operating costs and expenses (including depreciation and amortization, loss on impairment of fixed assets and gain on sale of investment) on a same-park basis increased $61.2 million resulting in a $22.5 million decrease in same-park operating income.

Results of Operations

2016 vs. 2015

The following table presents key financial information and operating statistics for the years ended December 31, 2016 and December 31, 2015:

			Increase (Decrease)
	12/31/2016	12/31/2015	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,288,721	$1,235,778	$52,943	4.3%
Operating costs and expenses	827,319	793,943	33,376	4.2%
Depreciation and amortization	131,876	125,631	6,245	5.0%
Loss on impairment/retirement of fixed assets, net	12,587	20,873	(8,286)	N/M
Operating income	$316,939	$295,331	$21,608	7.3%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$481,248	$459,238	$22,010	4.8%
Adjusted EBITDA margin (2)	37.3%	37.2%	—	0.1%
Attendance	25,104	24,448	656	2.7%
In-park per capita spending	$46.90	$46.20	$0.70	1.5%
Out-of-park revenue	$146,137	$137,698	$8,439	6.1%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 16.
(2) Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with generally accepted accounting principles ("GAAP") or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,288.7 million in 2016, increasing $52.9 million, from $1,235.8 million in 2015. This reflected an increase in both attendance and in-park per capita spending, as well as an increase in out-of park revenues compared with 2015. The 656,000 visit, or 2.7%, increase in attendance was driven by higher season pass visitation as the result of new rides and attractions, including live entertainment and multi-week special events during the traditional summer season, as well as growth in our fall and winter seasonal events. The new WinterFest event at California's Great America resulted in incremental attendance and revenue and some shifting of season pass related revenue into the fourth quarter of 2016. The $0.70, or 1.5%, increase in in-park per capita spending was attributable to increases in admissions pricing and growth in our food and beverage programs. The $8.4 million, or 6.1%, increase in out-of-park revenues reflected favorable performance at our resort properties, increased transaction fees from on-line advanced purchases, an increase in special events at several parks, including Super Bowl 50 special events at California's Great America, and proceeds received from a business interruption claim relating to an early season electrical outage at Cedar Point in 2016. The overall increase in net revenues was net of an unfavorable impact of foreign currency exchange rates of $3.7 million related to our Canadian property for 2016 compared with the impact of foreign currency for 2015.

Operating costs and expenses for 2016 increased 4.2%, or $33.4 million, to $827.3 million from $793.9 million for 2015. The increase was the result of a $1.8 million increase in cost of goods sold, a $21.3 million increase in operating expenses, and a $10.3 million increase in SG&A. The $1.8 million increase in cost of goods sold related to higher attendance levels, as well as additional volume in our meal and beverage plan programs. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both 2016 and 2015. The $21.3 million increase in operating expenses was primarily due to higher seasonal and maintenance labor costs. These costs increased due to planned market-based adjustments and statutory minimum-wage rate increases along with related employer taxes. The $10.3 million increase in SG&A expense was primarily due to increases in media and other marketing costs, technology related costs, and higher e-commerce and merchant fees. The increase in operating costs and expenses was net of a favorable impact of foreign currency exchange rates of $2.3 million related to our Canadian property for 2016 compared with the impact of foreign currency for 2015.

Depreciation and amortization expense for 2016 increased $6.2 million compared with 2015 due to growth in capital improvements. The loss on impairment / retirement of fixed assets, net for 2016 was $12.6 million, reflecting the impairment of assets in the normal course of business at several of our properties, as compared with $20.9 million in 2015 which included an $8.6 million impairment for a certain long-lived asset at Cedar Point (as discussed in Note 3 to our Consolidated Financial Statements), as well as the retirement of assets at several of our properties.

After the items above, operating income increased $21.6 million to $316.9 million for 2016 from operating income of $295.3 million for 2015.

Interest expense for 2016 decreased to $83.9 million from $86.8 million in 2015 related to a decline in the outstanding notional amounts of our derivative contracts and the corresponding reductions in required settlement payments. The net effect of our swaps resulted in a benefit to earnings of $1.2 million for 2016 compared with a $6.9 million benefit to earnings for 2015. The difference reflected the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During 2016, we also recognized a $14.7 million net benefit to earnings for foreign currency gains and losses compared with an $81.0 million charge to earnings during 2015. Amounts in both periods primarily represented remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the entity's functional currency.

For 2016, a provision for taxes of $71.4 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compared with a provision for taxes recorded for 2015 of $22.2 million. The increase in tax provision in 2016 related largely to improved operating results and the full utilization of net operating loss carryforwards during 2015, and to accounting for a change in U.S. tax law that increased the provision by $7.4 million. Cash taxes paid in 2016 were $44.5 million compared with $20.0 million in 2015. The increase in cash taxes related to continuing strong business performance.

After the items above, net income for 2016 totaled $177.7 million, or $3.14 per diluted limited partner unit, compared with net income of $112.2 million, or $1.99 per diluted unit, for 2015.

For 2016, Adjusted EBITDA increased to $481.2 million from $459.2 million for 2015. The $22.0 million increase in Adjusted EBITDA was a result of higher attendance, in particular from growth in the Partnership's fall and winter seasonal events, higher in-park per capita spending, and stronger out-of-park revenues compared with 2015. Partially offsetting these revenue increases were increases in operating costs and expenses associated with planned increases in labor costs, higher attendance, and other spending on marketing, technology and e-commerce fees. Over this same period, our Adjusted EBITDA margin increased by 10 basis points as a result of increased attendance and guest spending trends, offset by higher labor costs described above.

Financial Condition

We ended 2017 in sound condition with respect to both liquidity and cash flow. The working capital ratio (current assets divided by current liabilities) was 1.1 as of December 31, 2017 and was 0.8 as of December 31, 2016. Receivables and inventories are at normally low seasonal levels and cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities
Net cash from operating activities in 2017 decreased $27.2 million to $331.2 million from $358.3 million in 2016. Net cash from operating activities in 2016 increased $12.4 million to $358.3 million from $346.0 million in 2015. The fluctuations in operating cash flows between years was primarily attributable to changes in working capital.

Investing Activities
Investing activities consist principally of capital investments we make in our parks and resort properties. During 2017, cash spent on capital expenditures totaled $188.1 million attributable to capital for marketable new rides and attractions, and to a lesser extent, infrastructure and incremental opportunities specific to resort properties. During 2017, we also received $3.3 million of proceeds from the sale of a preferred equity investment in a non-public entity. During 2016, cash spent on capital expenditures totaled $160.7 million. During 2016, we also purchased identifiable intangible assets for $0.6 million. During 2015, cash spent on capital expenditures totaled $175.9 million. During 2015, we also purchased for $2.0 million the preferred equity investment that we sold in 2017.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in in-park per capita spending and revenues from guest accommodations. For the 2018 operating season, we will be investing approximately $155 million on infrastructure and marketable new rides and attractions, and anticipate investing an additional $20 million to $30 million as we invest in incremental opportunities such as resort properties. Infrastructure and marketable capital investments will include four ground-breaking roller coasters at Cedar Point, Knott's Berry Farm, California's Great America and Kings Dominion. In addition to the coasters, we will renovate and expand the children's and family attractions at Carowinds along with the addition of many other new attractions at all of our parks. We will also extend the operating season at Kings Dominion for a new WinterFest holiday event, bringing the total to six of our amusement parks with winter holiday events. Lastly, as we continue to expand Cedar Point's resort accommodations, a new five-story addition to Hotel Breakers will open in May 2018 featuring an additional outdoor pool and sun deck adjacent to the mile-long beach.

Financing Activities
Net cash utilized for financing activities in 2017 totaled $106.4 million, compared with $194.5 million in 2016. This decrease reflects incremental debt borrowings due to the increase in our senior secured term loan facility under the 2017 Credit Agreement, offset by other impacts of the April 2017 refinancing including payment of debt issuance costs and early termination penalties.

Net cash utilized for financing activities in 2016 totaled $194.5 million, compared with $177.9 million in 2015. This increase in net cash utilized for financing activities is due to an increase in distributions paid to partners in 2016, as well as a $6.0 million pre-payment of term debt in 2016.

Liquidity and Capital Resources

As of December 31, 2017, our outstanding debt, before reduction for debt issuance costs, consisted of the following:

•
$500 million of 5.375% senior unsecured notes, maturing in April 2027, issued at par. Prior to April 15, 2020, up to 35% of the notes may be redeemed with net cash proceeds of certain equity offerings at a price equal to 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in April and October.

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

•
$735 million of senior secured term debt, maturing in April 2024 under our 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 225 basis points (bps). The term loan amortizes $7.5 million annually. We paid $15.0 million of amortization during the third quarter of 2017. Therefore, we have no current maturities as of December 31, 2017.

•
No borrowings under the $275 million senior secured revolving credit facility under our 2017 Credit Agreement with a Canadian sub-limit of $15.0 million. Borrowing under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

As of December 31, 2017, before reduction for debt issuance costs, we had $735.0 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. As of December 31, 2016, before reduction of debt issuance costs, we had $602.9 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $15.9 million as of December 31, 2017 and December 31, 2016, we had available borrowings under our revolving credit facility of $259.1 million and $239.1 million, respectively. The maximum outstanding balance under our revolving credit facility was $110.0 million during the year ended December 31, 2017 and $101.0 million during the year ended December 31, 2016.

As of December 31, 2017 and as of December 31, 2016, we had four interest rate swap agreements that effectively convert $500 million of variable-rate debt to a fixed rate. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, were de-designated during the first quarter of 2016. As of December 31, 2017, the fair market value of our swap portfolio was a liability of $8.7 million compared with a liability of $17.7 million as of December 31, 2016. In both periods presented, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability". Additional detail regarding our swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2017, we were in compliance with this financial condition covenant and all other covenants under the 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and we can make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

As market conditions warrant, we may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

In accordance with our debt provisions, on November 2, 2017, we announced the declaration of a distribution of $0.89 per limited partner unit, which was paid on December 15, 2017.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) as of December 31, 2017:

	Payments Due by Period
(In thousands)	Total	2018	2019-2020	2021-2022	2023 - Thereafter

Long-term debt (1)	$2,313,385	$92,722	$197,843	$172,156	$1,850,664
Capital expenditures (2)	63,296	40,716	22,580	—	—
Lease & other obligations (3)	161,296	24,349	19,672	17,279	99,996
Total	$2,537,977	$157,787	$240,095	$189,435	$1,950,660

(1)
Represents maturities and mandatory prepayments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming LIBOR interest rates as of December 31, 2017, and the impact of our various derivative contracts. See Note 5 to our Consolidated Financial Statements for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2017.

(3)	Represents contractual lease and purchase obligations in place at year-end.

Off-Balance Sheet Arrangements

We had $15.9 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2017. We have no other significant off-balance sheet financing arrangements.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of "Other comprehensive income (loss)" and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as "Net effect of swaps" in the consolidated statement of operations. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap and reported as a component of "Net effect of swaps" in the consolidated statement of operations.

As of December 31, 2017, on an adjusted basis after giving effect to the impact of interest rate swap agreements and before reduction for debt issuance costs, $1,450.0 million of our outstanding long-term debt represented fixed-rate debt and $235.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $7.3 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.4 million in annual cash interest costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading "Quantitative and Qualitative Disclosures about Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2017 and 2016 are presented in the table below:

Unaudited (In thousands, except per unit amounts)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2017
1st Quarter	$48,318	$(75,961)	$(64,754)	$(1.16)	$(1.16)
2nd Quarter	392,798	95,313	31,368	0.56	0.55
3rd Quarter	652,689	256,139	191,315	3.41	3.38
4th Quarter (1)	228,162	19,720	57,547	1.03	1.01
2017 Total	$1,321,967	$295,211	$215,476	3.84	3.79

2016
1st Quarter	$58,438	$(65,818)	$(48,486)	$(0.87)	$(0.87)
2nd Quarter	388,034	94,858	57,983	1.04	1.03
3rd Quarter	650,283	267,795	174,987	3.13	3.10
4th Quarter	191,966	20,104	(6,796)	(0.12)	(0.12)
2016 Total	$1,288,721	$316,939	$177,688	3.18	3.14

(1)
The fourth quarter of 2017 includes a $62.7 million benefit for taxes compared with a $6.1 million provision for taxes for the fourth quarter of 2016 primarily due to a $55.3 million tax benefit recorded in 2017 related to the Tax Cuts and Jobs Act (refer to Note 9).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United Stated of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 23, 2018

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	12/31/2017	12/31/2016
ASSETS
Current Assets:
Cash and cash equivalents	$166,245	$122,716
Receivables	37,722	35,414
Inventories	29,719	26,276
Other current assets	13,297	11,270
	246,983	195,676
Property and Equipment:
Land	271,021	265,961
Land improvements	421,593	402,013
Buildings	693,899	663,982
Rides and equipment	1,740,653	1,643,770
Construction in progress	72,847	58,299
	3,200,013	3,034,025
Less accumulated depreciation	(1,614,241)	(1,494,805)
	1,585,772	1,539,220
Goodwill	183,830	179,660
Other Intangibles, net	38,064	37,837
Other Assets	9,510	20,788
	$2,064,159	$1,973,181
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$2,775
Accounts payable	24,621	20,851
Deferred revenue	86,131	82,765
Accrued interest	8,124	9,986
Accrued taxes	43,975	58,958
Accrued salaries, wages and benefits	18,740	30,358
Self-insurance reserves	25,107	27,063
Other accrued liabilities	18,796	9,927
	225,494	242,683
Deferred Tax Liability	74,798	104,885
Derivative Liability	8,722	17,721
Other Liabilities	11,684	13,162
Long-Term Debt:
Term debt	723,788	594,228
Notes	936,727	939,983
	1,660,515	1,534,211
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	—	—
Limited partners, 56,359 and 56,201 units outstanding at December 31, 2017 and December 31, 2016, respectively	81,589	52,288
Accumulated other comprehensive income (loss)	(3,933)	2,941
	82,946	60,519
	$2,064,159	$1,973,181

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2017	2016	2015
Net revenues:
Admissions	$734,060	$716,189	$687,442
Food, merchandise and games	422,469	407,673	398,019
Accommodations, extra-charge products and other	165,438	164,859	150,317
	1,321,967	1,288,721	1,235,778
Costs and expenses:
Cost of food, merchandise and games revenues	110,811	106,608	104,827
Operating expenses	558,102	538,881	517,626
Selling, general and administrative	193,770	181,830	171,490
Depreciation and amortization	153,222	131,876	125,631
Loss on impairment / retirement of fixed assets, net	12,728	12,587	20,873
Gain on sale of investment	(1,877)	—	—
	1,026,756	971,782	940,447
Operating income	295,211	316,939	295,331
Interest expense	85,603	83,863	86,849
Net effect of swaps	(45)	(1,197)	(6,884)
Loss on early debt extinguishment	23,121	—	—
(Gain) loss on foreign currency	(29,086)	(14,656)	81,016
Other income	(970)	(177)	(64)
Income before taxes	216,588	249,106	134,414
Provision for taxes	1,112	71,418	22,192
Net income	215,476	177,688	112,222
Net income allocated to general partner	2	2	1
Net income allocated to limited partners	$215,474	$177,686	$112,221

Net income	$215,476	$177,688	$112,222
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(14,849)	(3,700)	16,655
Unrealized gain (loss) on cash flow hedging derivatives	7,975	3,350	(2,734)
Other comprehensive income (loss), (net of tax)	(6,874)	(350)	13,921
Total comprehensive income	$208,602	$177,338	$126,143
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	56,061	55,933	55,745
Net income per limited partner unit	$3.84	$3.18	$2.01
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	56,800	56,562	56,362
Net income per limited partner unit	$3.79	$3.14	$1.99

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,476	$177,688	$112,222
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	153,222	131,876	125,631
Loss on early debt extinguishment	23,121	—	—
Non-cash foreign currency (gain) loss on debt	(30,912)	(14,771)	81,608
Non-cash equity based compensation expense	13,434	11,878	10,998
Non-cash deferred income tax expense (benefit)	(35,770)	10,662	(16,056)
Other non-cash expenses	13,516	13,300	15,321
Change in operating assets and liabilities:
(Increase) decrease in receivables	(2,195)	(5,887)	(2,276)
(Increase) decrease in inventories	(3,332)	(1,208)	607
(Increase) decrease in other assets	(40)	(53)	(875)
Increase (decrease) in accounts payable	1,906	(407)	3,243
Increase (decrease) in deferred revenue	2,964	13,099	9,149
Increase (decrease) in accrued interest	(2,002)	13	359
Increase (decrease) in accrued taxes	(15,398)	16,888	20,965
Increase (decrease) in accrued salaries and wages	(8,004)	5,804	(6,997)
Increase (decrease) in self-insurance reserves	(2,055)	3,026	881
Increase (decrease) in other liabilities	7,248	(3,561)	(8,830)
Net cash from operating activities	331,179	358,347	345,950
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	$(188,084)	$(160,656)	$(175,865)
Sale (purchase) of preferred equity investment	3,281	—	(2,000)
Purchase of identifiable intangible assets	(66)	(577)	—
Net cash for investing activities	(184,869)	(161,233)	(177,865)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	750,000	—	—
Note borrowings	500,000	—	—
Term debt payments	(617,850)	(6,000)	—
Note payments, including amounts paid for early termination	(515,458)	—	—
Distributions paid to partners	(194,756)	(187,182)	(172,614)
Payment of debt issuance costs	(19,809)	—	—
Exercise of limited partnership unit options	65	—	—
Tax effect of units involved in treasury unit transactions	(4,440)	(422)	(1,589)
Payments related to tax withholding for equity compensation	(4,173)	(920)	(3,733)
Net cash for financing activities	(106,421)	(194,524)	(177,936)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,640	569	(2,432)
Net increase (decrease) for the year	43,529	3,159	(12,283)
Balance, beginning of year	122,716	119,557	131,840
Balance, end of year	$166,245	$122,716	$119,557

SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$85,975	$82,015	$84,963
Interest capitalized	2,524	2,331	3,094
Cash payments for income taxes, net of refunds	55,989	44,502	19,976
Capital expenditures in accounts payable	5,365	5,425	2,357

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

	Years Ended December 31,
	2017	2016	2015

Limited Partnership Units Outstanding
Beginning balance	56,201	56,018	55,828
Limited partnership unit options exercised	11	46	50
Limited partnership unit forfeitures	(3)	(1)	(1)
Issuance of limited partnership units related to compensation	150	138	141
	56,359	56,201	56,018
Limited Partners’ Equity
Beginning balance	$52,288	$48,428	$101,556
Net income	215,474	177,686	112,221
Partnership distribution declared (2017 - $3.455; 2016 - $3.330; 2015 - $3.075)	(194,754)	(187,180)	(172,614)
Expense recognized for limited partnership unit options	—	5	580
Limited partnership unit options exercised	65	—	—
Tax effect of units involved in treasury unit transactions	(4,440)	(422)	(1,589)
Issuance of limited partnership units related to compensation	12,956	13,771	8,274
	81,589	52,288	48,428
General Partner’s Equity
Beginning balance	—	—	1
Net income	2	2	1
Partnership distribution declared	(2)	(2)	(2)
	—	—	—
Special L.P. Interests	5,290	5,290	5,290

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment
Beginning balance	18,891	22,591	5,936
Period activity, net of tax (($4,330) in 2017; $2,127 in 2016; ($9,050) in 2015)	(14,849)	(3,700)	16,655
	4,042	18,891	22,591
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(15,950)	(19,300)	(16,566)
Period activity, net of tax (($1,484) in 2017; ($650) in 2016; $625 in 2015)	7,975	3,350	(2,734)
	(7,975)	(15,950)	(19,300)
	(3,933)	2,941	3,291
Total Partners’ Equity	$82,946	$60,519	$57,009
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Partnership Organization:

Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2017, there were 56,358,792 outstanding limited partnership units listed on The New York Stock Exchange, net of 703,191 units held in treasury. As of December 31, 2016, there were 56,200,555 outstanding limited partnership units listed, net of 861,428 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership agreement and restrictions within the Partnership's 2013 Credit Agreement and 2017 Credit Agreement, the General Partner paid $3.46 per limited partner unit in distributions, or approximately $194.8 million in aggregate, in 2017.

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

Foreign Currency
The U.S. dollar is the reporting currency for the Partnership and the functional currency for the majority of the Partnership's operations. The financial statements of the Partnership's Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in partners' equity. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in income. Foreign currency (gains) losses for the periods presented were as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated debt held in Canada	$(30,912)	$(14,771)	$81,608
(Gain) loss on other transactions	$1,826	$115	$(592)
(Gain) loss on foreign currency	$(29,086)	$(14,656)	$81,016

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $152.5 million for the year ended December 31, 2017, $131.2 million for 2016, and $125.5 million for 2015.

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	25 years	-	40 years
Rides	Approximately		20 years
Equipment	3 years	-	10 years

Impairment of Long-Lived Assets
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment requires that long-lived assets be reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

Goodwill
FASB ASC 350 - Intangibles - Goodwill and Other requires that goodwill be tested for impairment. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. The Partnership performed its annual goodwill impairment test as of the first days of the fourth quarter for 2017 and 2016, respectively, and concluded there was no impairment of the carrying value of goodwill in either period.

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

The Partnership elected to adopt FASB Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), for its 2017 annual impairment test. ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity recognizes an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

The fair value of a reporting unit is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

Other Intangible Assets
The Partnership's other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with FASB ASC 350, the Partnership determined that the trade-names had indefinite lives. Pursuant to FASB ASC 350, indefinite-lived intangible assets are reviewed, along with goodwill, annually for impairment or more frequently if impairment indicators arise. A relief-from-royalty model is used to determine whether the fair value of trade-names exceed their carrying amounts. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name. The Partnership performed its annual impairment test as of the first days of the fourth quarter for 2017 and 2016, respectively, and concluded there was no impairment of the carrying value of these assets in either period. The Partnership's license and franchise agreements are amortized over the life of the agreement, generally ranging from four to twenty years.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All reserves are periodically reviewed for changes in facts and circumstances, and adjustments are made as necessary. As of December 31, 2017 and December 31, 2016, the accrued self-insurance reserves totaled $25.1 million and $27.1 million, respectively.

Derivative Financial Instruments
The Partnership is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, it may enter into derivative transactions pursuant to its overall financial risk management program. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership accounts for the use of derivative financial instruments according to FASB ASC 815 - Derivatives and Hedging. For derivative instruments that hedge the exposure of variability in short-term rates, designated as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of "Other comprehensive income (loss)" and reclassified into earnings in the period during which the hedged transaction affects earnings. Any ineffectiveness is recognized immediately in income. Derivative financial instruments used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps". As of December 31, 2017, the Partnership had no derivatives designated as cash flow hedges.

Revenue Recognition
Revenues on multi-use products are recognized over the estimated number of uses expected for each type of product and are adjusted periodically during the operating season prior to the ticket or product expiration, which occurs no later than the close of the operating season. Other revenues are recognized on a daily basis based on actual guest spending at our facilities, or over the park operating season in the case of certain marina revenues and certain sponsorship revenues.

Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge attractions, including premium benefit offerings like front-of-line products, and on-line advanced purchase transaction fees charged to customers are included in Accommodations, extra-charge products and other revenue.

Advertising Costs
The Partnership expenses all costs associated with its advertising, promotion and marketing programs as incurred, or for certain costs, over each park's operating season. Advertising expense totaled $63.9 million for the year ended December 31, 2017, $60.8 million for 2016 and $58.7 million for 2015. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in Other current assets.

Equity-Based Compensation
The Partnership accounts for equity-based compensation in accordance with FASB ASC 718 - Compensation - Stock Compensation which requires measurement of compensation cost for all equity-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Partnership uses a binomial option-pricing model for all grant date estimations of fair value. The Partnership recognizes forfeitures as they occur.

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

Neither the Partnership's financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as passive income for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

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

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,061	55,933	55,745
Effect of dilutive units:
Deferred units (Note 7)	42	31	23
Performance units (Note 7)	188	181	72
Restricted units (Note 7)	324	288	358
Unit options (Note 7)	185	129	141
Phantom units (Note 7)	—	—	23
Diluted weighted average units outstanding	56,800	56,562	56,362
Net income per unit - basic	$3.84	$3.18	$2.01
Net income per unit - diluted	$3.79	$3.14	$1.99
The effect of out-of-the-money and/or antidilutive unit options, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 were meant to simplify the accounting for share-based payment transactions, specifically the accounting for income taxes, award classification, cash flow presentation, and accounting for forfeitures. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Partnership adopted this guidance in the first quarter of 2017. The impact of the guidance included: (1) prospective recognition of excess tax benefits and tax deficiencies as income tax expense (as opposed to the previous recognition in additional paid-in-capital), approximately $1.4 million of excess tax benefits were recognized in provision for taxes for the year ended December 31, 2017; (2) prospective exclusion of future excess tax benefits and deficiencies in the calculation of diluted shares, which had an immaterial impact on net income per limited partner unit for the year ended December 31, 2017; (3) prospective classification of excess tax benefits as an operating activity within the statement of cash flows (as opposed to the previous classification as a financing activity), approximately $1.4 million of excess tax benefits were classified as an operating activity for the year ended December 31, 2017; (4) the formal accounting policy election to recognize forfeitures as they occur (as opposed to estimating a forfeiture accrual), which did not have a material impact on the Partnership's financial statements; and (5) retrospective classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity within the statement of cash flows (as opposed to the previous classification as an operating activity), approximately $0.9 million was reclassified for the year ended December 31, 2016 and $3.7 million for the year ended December 31, 2015.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates step two from the goodwill impairment test. Instead, an entity recognizes an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for annual and any interim impairment tests occurring after January 1, 2017. The Partnership adopted the standard for its 2017 annual impairment test. The adoption of the standard did not have a material effect on the consolidated financial statements (see discussion above and Note 4).

New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The ASU provides for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or modified retrospective transition method, and early adoption is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership has adopted this standard in the first quarter of 2018 using the modified retrospective method. The primary impact of the adoption on the consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. The standard did not have a material effect on the consolidated financial statements.

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

At the end of the fourth quarter of 2015, the Partnership decided to permanently remove from service a long-lived asset at Cedar Point. Accordingly, the Partnership recognized and recorded an $8.6 million charge for impairment equal to the remaining net book value of this long-lived asset. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income.

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on recent information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the consolidated balance sheet ($9.0 million as of December 31, 2017 and $17.0 million as of December 31, 2016).

(4) Goodwill and Other Intangible Assets:

Goodwill and other indefinite-lived intangible assets, including trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. The Partnership performed its annual impairment test as of the first days of the fourth quarter in 2017 and 2016, respectively, and concluded there was no impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

A summary of changes in the Partnership's carrying value of goodwill for the years ended December 31, 2017 and December 31, 2016 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2015	$290,679	$(79,868)	$210,811
Deferred income tax adjustment related to Canadian disregarded entity (1)	(33,945)	—	(33,945)
Foreign currency exchange translation	2,794	—	2,794
Balance at December 31, 2016	259,528	(79,868)	179,660
Foreign currency exchange translation	4,170	—	4,170
Balance at December 31, 2017	$263,698	$(79,868)	$183,830

(1)	See Note 9 to the Consolidated Financial Statements.

As of December 31, 2017 and December 31, 2016, the Partnership's other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2017
Other intangible assets:
Trade names	—	$36,531	$—	$36,531
License / franchise agreements	5.9 years	3,360	(1,827)	1,533
Total other intangible assets		$39,891	$(1,827)	$38,064

December 31, 2016
Other intangible assets:
Trade names	—	$35,603	$—	$35,603
License / franchise agreements	5.4 years	3,326	(1,092)	2,234
Total other intangible assets		$38,929	$(1,092)	$37,837

Amortization expense of other intangible assets for 2017, 2016 and 2015 was immaterial and is expected to be immaterial going forward.

(5) Long-Term Debt:

Long-term debt as of December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
(In thousands)
Term debt (1)
April 2017 U.S. term loan averaging 3.43% (due 2017-2024)	$735,000	$—
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	—	602,850
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	—
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000
March 2013 U.S. fixed rate notes at 5.25% (due 2021)	—	500,000
	1,685,000	1,552,850
Less current portion	—	(2,775)
	1,685,000	1,550,075
Less debt issuance costs	(24,485)	(15,864)
	$1,660,515	$1,534,211

(1)	The average interest rates are calculated over the life of the instrument and do not reflect the effect of interest rate swap agreements (see Note 6 to the Consolidated Financial Statements).

In April 2017, the Partnership issued $500 million of 5.375% senior unsecured notes ("April 2017 notes"), maturing in 2027. The net proceeds from the offering of the April 2017 notes, together with borrowings under the 2017 Credit Agreement (defined below), were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 ("March 2013 notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes. The redemption of the March 2013 notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.7 million and debt premium payments of $15.5 million. Accordingly, the Partnership recorded a loss on debt extinguishment of $23.1 million during the year ended December 31, 2017.

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

Revolving Credit Loans
The senior secured revolving credit facility under the 2017 Credit Agreement has a combined limit of $275 million and a Canadian sub-limit of $15 million. Borrowings under the revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of December 31, 2017, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $15.9 million. After letters of credit, the Partnership had $259.1 million of available borrowings under its revolving credit facility as of December 31, 2017. The maximum outstanding revolving credit facility balance during 2017 was $110 million. The 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Term Debt
The $750 million senior secured term loan facility under the 2017 Credit Agreement has a maturity date of April 15, 2024 and an interest rate of LIBOR plus 225 bps. The term loan amortizes at $7.5 million annually. The minimum maturities of term debt under the 2017 Credit Agreement are as follows:

(In thousands)	2018	2019	2020	2021	2022	2023 & Beyond	Total
April 2017 U.S. term loan averaging 3.43% (due 2017-2024)	$—	$5,625	$7,500	$7,500	$7,500	$706,875	$735,000

During the third quarter of 2017, $15.0 million of amortization was paid. Therefore, there were no current maturities outstanding as of December 31, 2017. The Partnership may prepay some or all of its term debt without premium or penalty at any time.

Notes
The Partnership's April 2017 notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. Prior to April 15, 2020, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the Partnership's April 2017 notes and co-borrowers of the senior secured credit facilities. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). There are no non-guarantor subsidiaries.

In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"). The Partnership's June 2014 notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the June 2014 notes. The June 2014 notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2017, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the 2017 Credit Agreement.

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership can make additional Restricted Payments if the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

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

The fair market value of the Partnership's swap portfolio was recorded within "Derivative Liability" on the consolidated balance sheets as of December 31, 2017 and December 31, 2016 as follows:

(In thousands)	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate swaps	$(8,722)	$(17,721)

Derivatives Designated as Hedging Instruments
Changes in fair value of highly effective hedges are recorded as a component of AOCI in the balance sheet. Any ineffectiveness is recognized immediately in income. Amounts recorded as a component of accumulated other comprehensive income are reclassified into earnings in the same period the forecasted transactions affect earnings. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated and the amended interest rate swap agreements were not designated as hedging instruments. As of December 31, 2017, the Partnership had no designated derivatives; therefore, no amount of designated derivatives are forecasted to be reclassified into earnings in the next twelve months.

Derivatives Not Designated as Hedging Instruments
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter of 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. As of December 31, 2017, approximately $9.5 million of losses remained in AOCI related to the effective cash flow hedge contracts prior to de-designation, all of which will be reclassified to earnings within the next twelve months.

The following table summarizes the effect of derivative instruments on income and other comprehensive income for the years ended December 31, 2017 and December 31, 2016:

(In thousands)	Amount of Gain (Loss) recognized in OCI on Derivatives (Effective Portion)		Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Amount and Location of Gain (Loss) Recognized in Income on Derivatives
Designated Derivatives	Year ended 12/31/17	Year ended 12/31/16	Designated Derivatives	Year ended 12/31/17	Year ended 12/31/16	Derivatives Not Designated	Year ended 12/31/17	Year ended 12/31/16
Interest rate swaps	$—	$(4,671)	Interest Expense	$—	$(851)	Net effect of swaps	$9,504	$9,868
During the year ended December 31, 2017, the Partnership recognized $9.5 million of gains on the derivatives not designated as cash flow hedges and $9.5 million of expense representing the regular amortization of amounts in AOCI. The net effect of these amounts resulted in an immaterial impact to earnings for the year recorded in "Net effect of swaps".
During the year ended December 31, 2016, the Partnership recognized $9.9 million of gains on the derivatives not designated as cash flow hedges and $8.7 million of expense representing the regular amortization of amounts in AOCI. The net effect of these amounts resulted in a benefit to earnings for the year of $1.2 million recorded in "Net effect of swaps".

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

Equity-Based Incentive Plan
The 2016 Omnibus Incentive Plan was approved by the Partnership's unitholders in June 2016 and allows the awarding of up to 2.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. The 2016 Omnibus Incentive Plan superseded the 2008 Omnibus Incentive Plan which was approved by the Partnership's unitholders in May 2008 and allowed the awarding of up to 2.5 million unit options and other forms of equity. Outstanding awards under the 2008 Omnibus Incentive Plan continue to be in effect and are governed by the terms of that plan. The 2016 Omnibus Incentive Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of the Partnership's units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2016 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and unrestricted unit awards. The awards granted by the Compensation Committee fall into two categories, Awards Payable in Cash or Equity, and Awards Payable in Equity. The impact of these awards is more fully described below.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive income within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Awards Payable in Cash or Equity
Phantom units	$—	$—	$788
Performance units	507	4,586	8,041
Deferred units	627	993	794
Awards Payable in Equity
Performance units	8,822	7,519	3,677
Restricted units	4,612	3,856	4,075
Unit Options	—	5	580
Total equity-based compensation expense	$14,568	$16,959	$17,955

Awards Payable in Cash or Equity

Phantom Units
During the year ended December 31, 2017, no phantom units were awarded. Phantom unit awards generally vest over an approximate four-year period and can be settled with cash, limited partnership units, or a combination of both, as determined by the Compensation Committee. The effect of phantom unit awards has been included in the diluted earnings per unit calculation for the year ended December 31, 2015, as a portion of the awards were paid in limited partnership units during that year. As of December 31, 2015, the Partnership had settled all outstanding phantom unit awards.

Performance Units
During the year ended December 31, 2017, no performance units payable in cash or equity were awarded. The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be settled with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. Certain of these types of performance units were awarded in prior years. The effect of these outstanding performance unit awards for which the performance condition had been met has been included in the diluted earnings per unit calculation, as a portion of the awards were paid in limited partnership units. The effect of these outstanding performance unit awards for which the performance condition had not been met has been excluded from the diluted earnings per unit calculation. As of December 31, 2017, the Partnership had settled all outstanding performance unit awards payable in cash or equity.

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2016	35	$53.51
Granted (1)	9	$62.71
Forfeited	—	—
Vested	—	—
Outstanding deferred units at December 31, 2017	44	$55.41

(1) Includes 2 distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2017, the market value of the deferred units was $2.9 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2017, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2016	488	$55.32
Granted (1)	112	$61.79
Forfeited	(6)	$56.78
Vested	(62)	$50.95
Unvested performance units at December 31, 2017	532	$57.18

(1) Includes 20 forfeitable distribution-equivalent units

The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units, generally are paid out in the first quarter following the performance period in limited partnership units. The effect of these types of outstanding performance unit awards, for which the performance conditions have been met, have been included in the diluted earnings per unit calculation. Of the unvested performance units at December 31, 2017, 62,117 units were retention grant units. Vesting of the retention grant unit award follows a three-year performance period. Half of the retention grant unit award vested in December 2017 and the remaining half of the award will vest in December 2018. The forfeitable distribution equivalents for the retention grant units are payable in cash at the same time. As of December 31, 2017, $0.7 million of these forfeitable distribution equivalents were accrued, classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet.

As of December 31, 2017, unamortized compensation expense related to these unvested performance unit awards was $12.1 million, which is expected to be amortized over a weighted average period of 2.2 years. The fair value of the performance units is based on the unit price the day before the date of grant along with reinvested forfeitable distribution-equivalent units. The Partnership assesses the probability of the performance targets being met and recognizes related expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2016	225	$57.09
Granted	98	$63.12
Forfeited	(3)	$57.53
Vested	(68)	$55.93
Unvested restricted units at December 31, 2017	252	$59.75

The majority of the restricted units vest over a three-year period, and the restrictions on these units lapse upon vesting. Of the unvested restricted units at December 31, 2017, 32,154 units vest following a two-year cliff vesting period and 29,253 units vest following a three-year cliff vesting period. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, are payable in cash. As of December 31, 2017, the amount of forfeitable distribution equivalents accrued totaled $1.0 million; $0.6 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.4 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2017, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $10.0 million, which is expected to be amortized over a weighted average period of 2.3 years.

Unit Options
The Partnership's unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vest over a three-year period and have a maximum term of ten years. As of December 31, 2017, the Partnership had 373,612 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

A summary of unit option activity and vested unit options outstanding for the years ended December 31, 2017 and December 31, 2016 is as follows:

	2017		2016
(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	400	$34.42	507	$34.50
Exercised	(20)	31.85	(107)	34.80
Forfeited	(6)	35.05	—	—
Outstanding, end of year	374	$34.55	400	$34.42
Options exercisable, end of year	374	$34.55	400	$34.42

Weighted Average Remaining Contractual Life	4.9 years
Aggregate intrinsic value	$11,373

The range of exercise prices of unit options outstanding was $29.53 to $36.95 as of December 31, 2017. The total intrinsic value of unit options exercised during the years ended December 31, 2017, 2016 and 2015 were $0.7 million, $2.8 million, and $3.0 million, respectively.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy unit option exercises and expects its treasury unit balance to be sufficient for 2018 based on estimates of unit option exercises for that period.

(8) Retirement Plans:

The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.0 million, $4.2 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, the Partnership has a trusteed, contributory retirement plan for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $2.6 million, $2.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition, approximately 265 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.8 million, $1.7 million and $1.5 million were contributed for the years ended December 31, 2017, 2016 and 2015, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2017 tax provision totaled $1.1 million, which consists of an $11.1 million provision for the PTP tax and a $10.0 million benefit for income taxes. This compares with the Partnership's 2016 tax provision of $71.4 million, which consisted of an $11.4 million provision for the PTP tax and a $60.0 million provision for income taxes, and the 2015 tax provision of $22.2 million, which consisted of an $11.7 million provision for the PTP tax and a $10.5 million provision for income taxes. The calculation of the tax provision involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income before taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015

Domestic	$171,382	$223,626	$209,268
Foreign	45,206	25,480	(74,854)
Total income before taxes	$216,588	$249,106	$134,414

The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Income taxes:
Current federal	$18,640	$40,440	$22,232
Current state and local	4,631	5,729	3,767
Current foreign	2,501	3,188	530
Total current	25,772	49,357	26,529
Deferred federal, state and local	(41,133)	5,766	4,842
Deferred foreign	5,363	4,896	(20,898)
Total deferred	(35,770)	10,662	(16,056)
Total provision (benefit) for income taxes	$(9,998)	$60,019	$10,473

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 35% to the Partnership's income before taxes.

The sources and tax effects of the differences were as follows:

(In thousands)	2017	2016	2015

Income tax provision based on the U.S. federal statutory tax rate	$75,806	$87,187	$47,045
Partnership income not includible in corporate income	(23,644)	(38,702)	(39,279)
State and local taxes, net of federal income tax benefit	4,878	6,323	3,504
Valuation allowance	(119)	(1,473)	—
Tax credits	(1,063)	(1,066)	(1,253)
Change in U.S. tax law	(54,171)	7,366	—
Foreign currency translation (gains) losses	(10,756)	—	—
Nondeductible expenses and other	(929)	384	456
Total provision (benefit) for income taxes	$(9,998)	$60,019	$10,473

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2017 and December 31, 2016 were as follows:

(In thousands)	2017	2016

Deferred tax assets:
Compensation	$9,022	$15,716
Accrued expenses	4,647	6,875
Foreign tax credits	8,654	7,679
Tax attribute carryforwards	2,016	1,987
Derivatives	938	2,698
Foreign currency	5,443	10,414
Deferred revenue	2,653	4,455
Deferred tax assets	33,373	49,824
Valuation allowance	(4,088)	(4,207)
Net deferred tax assets	29,285	45,617
Deferred tax liabilities:
Property	(91,730)	(136,831)
Intangibles	(12,353)	(13,671)
Deferred tax liabilities	(104,083)	(150,502)
Net deferred tax liability	$(74,798)	$(104,885)

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Through December 31, 2016, the Partnership had recorded a $4.2 million valuation allowance related to a $7.7 million deferred tax asset for foreign tax credit carryforwards.  The need for this allowance was based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

During the fourth quarter of 2017, the Partnership recognized a $0.1 million tax benefit from a release of valuation allowance based on management's updated projection of future foreign tax credit utilization. The valuation allowance had previously been reduced by $1.5 million for the year ended December 31, 2016. There was no change for the year ended December 31, 2015. Further, the Partnership believes based on its update of long term estimates of domestic and foreign source income that no additional adjustments to the valuation allowance are warranted.  As of December 31, 2017, the Partnership had an $8.7 million deferred tax asset for foreign tax credit carryforwards and a related $4.1 million valuation allowance.

During the fourth quarter of 2017, the Partnership recognized a tax benefit of $54.2 million due to tax law changes. First, during October 2017, the U.S. Department of Treasury extended the implementation date of the final regulations impacting the recognition of foreign currency gains and losses for the purpose of calculating U.S. taxable income. The regulations change the taxability of future recognized foreign currency gains and losses upon repatriation from a foreign subsidiary. Accordingly, during 2017 and 2016, the Partnership, using the Fresh Start Transition Method provided in the regulations, recomputed and recorded the future reported tax consequences of the change in tax law. The Partnership recognized an increase in provision for taxes and a reduction of deferred tax assets of $1.1 million related to these changes for the year ended December 31, 2017 and $7.4 million for the year ended December 31, 2016. Second, on December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), was signed into law. The Act includes numerous tax law changes, including a reduction in the federal corporate income tax rate from 35% to 21%. Since the Partnership's corporate subsidiaries have a March tax year end, the applicable tax rate for 2017 will be a 31.8% blended rate that is based on the applicable statutory rates before and after the change, and the number of days in the period within the taxable year before and after the effective date of the change in tax rate. As a result of the reduction in the federal corporate income tax rate, the Partnership recognized a $6.1 million current income tax benefit. The change in tax rates also necessitates the remeasurement of deferred tax balances that are expected to reverse following enactment using the applicable tax rates. As a result of the remeasurement of the net deferred tax liability, the Partnership realized a $49.2 million deferred tax benefit. The amounts recorded to reflect the effects of the Act are provisional and are subject to change in accordance with SAB 118. The sum of these effects was recorded as a tax benefit in the Partnership's consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

As of December 31, 2017, the Partnership had $2.0 million of tax attribute carryforwards consisting entirely of the tax effect of state net operating loss carryforwards. Unused state net operating loss carryforwards will expire from 2018 to 2028. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

During the fourth quarter of 2016, management reassessed its accounting for the deferred income tax effects related to its Canadian disregarded entity temporary differences that were recorded in purchase accounting at the time of the acquisition. As a result, to appropriately reflect these tax effects, the Partnership recorded an adjustment that reduced deferred tax liabilities and goodwill by $33.9 million as of December 31, 2016. The adjustment did not impact the statements of operations and comprehensive income or cash flows for any period presented.

The Partnership has recorded a deferred tax liability of $3.2 million as of December 31, 2017 and a deferred tax asset of $3.0 million as of December 31, 2016 to account for the tax effect of derivatives and foreign currency translation adjustments included in other comprehensive income.

The Partnership has unrecognized income tax benefits as of December 31, 2017. The following is a reconciliation of beginning and ending unrecognized tax benefits:

(In thousands)	Unrecognized Tax Benefits
Balance at December 31, 2015	$1,100
Increase from 2016 tax positions	—
Increase from 2015 tax positions	100
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	(300)
Balance at December 31, 2016	900
Increase from 2017 tax positions	—
Increase from 2016 tax positions	100
Decrease from settlements with taxing authority	—
Decrease from expiration of statute of limitations	(300)
Balance at December 31, 2017	$700

As of December 31, 2017, a total of $0.7 million of unrecognized tax benefits was recorded for state and local income tax positions. There were $0.9 million of unrecognized tax positions during the year ended December 31, 2016 and $1.1 million unrecognized tax positions for the year ended December 31, 2015. If recognized, the tax benefits would decrease the Partnership taxes by $0.7 million.

The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted, the Partnership accrued interest of $0.3 million and penalties of $0.1 million during the year ended December 31, 2017. The Partnership does not anticipate a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2013.

(10) Operating Lease Commitments and Contingencies:

Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows:

(In thousands)	Future Minimum Lease Payments
Year:
2018	$8,720
2019	7,592
2020	6,527
2021	5,937
2022	5,684
Thereafter	91,321
Total	$125,781

The amount due after 2022 includes the land lease at California's Great America which is renewable in 2039. Lease expense, which includes short-term rentals for equipment and machinery, for the years ended December 31, 2017, 2016 and 2015 totaled $14.8 million, $12.8 million and $14.5 million, respectively.

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2017 and December 31, 2016 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)			December 31, 2017		December 31, 2016
	Consolidated Balance Sheet Level	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$736	$736	—	—
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(8,722)	$(8,722)	$(17,721)	$(17,721)
Other financial assets (liabilities):
March 2013 term debt	Long-Term Debt (1)	Level 2	—	—	$(600,075)	$(603,075)
April 2017 term debt	Long-Term Debt (1)	Level 2	$(735,000)	$(742,350)	—	—
March 2013 notes	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(510,000)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(469,125)	$(450,000)	$(462,375)
April 2017 notes	Long-Term Debt (1)	Level 2	$(500,000)	$(525,000)	—	—

(1)	Carrying values of long-term debt balances are before reductions of debt issuance costs of $24.5 million and $15.9 million as of December 31, 2017 and December 31, 2016, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs.

As of December 31, 2017, the Partnership has measured the remaining land at Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which ceased operations in 2016, at fair value less cost to sell based on Level 3 unobservable market input. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on recent information from ongoing marketing activities. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2016.

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):

The following tables reflect the changes in AOCI related to limited partners' equity for the years ended December 31, 2017 and December 31, 2016:

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income (loss) before reclassifications, net of tax ($4,330)	—	(14,849)	(14,849)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,484) (2)	7,975	—	7,975

Net other comprehensive income (loss)	7,975	(14,849)	(6,874)

Balance at December 31, 2017	$(7,975)	$4,042	$(3,933)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Changes in Accumulated Other Comprehensive Income by Component (1)
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2015	$(19,300)	$22,591	$3,291

Other comprehensive income (loss) before reclassifications, net of tax $711 and $2,127	(3,960)	(3,700)	(7,660)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,361) (2)	7,310	—	7,310

Net other comprehensive income (loss)	3,350	(3,700)	(350)

Balance at December 31, 2016	$(15,950)	$18,891	$2,941

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

(2)	See Reclassifications Out of Accumulated Other Comprehensive Income table below for reclassification details.

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Year ended 12/31/2017	Year ended 12/31/2016
Interest rate contracts	$9,459	$8,671	Net effect of swaps
Provision for taxes	(1,484)	(1,361)	Provision for taxes
Losses on cash flow hedges	$7,975	$7,310	Net of tax

(13) Consolidating Financial Information of Guarantors and Issuers of June 2014 Notes:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's June 2014 Notes (see Note 5 to the Consolidated Financial Statements). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, December 31, 2016, and December 31, 2015. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$85,758	$81,582	$(1,095)	$166,245
Receivables	—	1,184	15,574	857,205	(836,241)	37,722
Inventories	—	—	1,891	27,828	—	29,719
Other current assets	164	28,297	3,454	10,983	(29,601)	13,297
	164	29,481	106,677	977,598	(866,937)	246,983
Property and Equipment, net	—	835	181,673	1,403,264	—	1,585,772
Investment in Park	588,684	1,045,640	238,132	234,238	(2,106,694)	—
Goodwill	674	—	63,551	119,605	—	183,830
Other Intangibles, net	—	—	14,177	23,887	—	38,064
Deferred Tax Asset	—	20,956	—	—	(20,956)	—
Other Assets	—	—	40	9,470	—	9,510
	$589,522	$1,096,912	$604,250	$2,768,062	$(2,994,587)	$2,064,159
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$497,558	$344,410	$1,379	$18,610	$(837,336)	$24,621
Deferred revenue	—	—	6,237	79,894	—	86,131
Accrued interest	27	18	2,055	6,024	—	8,124
Accrued taxes	352	—	—	73,224	(29,601)	43,975
Accrued salaries, wages and benefits	—	17,498	1,242	—	—	18,740
Self-insurance reserves	—	10,947	1,618	12,542	—	25,107
Other accrued liabilities	3,406	5,094	157	10,139	—	18,796
	501,343	377,967	12,688	200,433	(866,937)	225,494
Deferred Tax Liability	—	—	13,809	81,945	(20,956)	74,798
Derivative Liability	5,233	3,489	—	—	—	8,722
Other Liabilities	—	873	—	10,811	—	11,684
Long-Term Debt:
Term debt	—	127,437	—	596,351	—	723,788
Notes	—	—	445,156	491,571	—	936,727
	—	127,437	445,156	1,087,922	—	1,660,515

Equity	82,946	587,146	132,597	1,386,951	(2,106,694)	82,946
	$589,522	$1,096,912	$604,250	$2,768,062	$(2,994,587)	$2,064,159

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$1,239,067	$(466,605)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	99,328	—	110,811
Operating expenses	—	313,654	44,990	666,063	(466,605)	558,102
Selling, general and administrative	3,007	67,872	10,497	112,394	—	193,770
Depreciation and amortization	—	33	15,654	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	12,072	—	12,728
Gain on sale of investment	—	(1,877)	—	—	—	(1,877)
	3,007	379,682	83,280	1,027,392	(466,605)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	211,675	—	295,211
Interest expense, net	23,739	18,837	24,839	17,333	—	84,748
Net effect of swaps	(150)	105	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	(29,086)
Other (income) expense	250	(73,581)	3,460	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	206,029	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	(8,724)	—	1,112
Net income	$215,476	$160,928	$84,397	$214,753	$(460,078)	$215,476
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(14,849)	—	(14,849)	—	14,849	(14,849)
Unrealized gain on cash flow hedging derivatives	7,975	2,422	—	—	(2,422)	7,975
Other comprehensive income (loss), (net of tax)	(6,874)	2,422	(14,849)	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$144,042	$320,945	$117,962	$1,234,075	$(528,303)	$1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,868	96,740	—	106,608
Operating expenses	—	303,974	42,820	720,390	(528,303)	538,881
Selling, general and administrative	3,029	68,422	10,151	100,228	—	181,830
Depreciation and amortization	—	35	14,816	117,025	—	131,876
Loss on impairment / retirement of fixed assets, net	—	—	159	12,428	—	12,587
	3,029	372,431	77,814	1,046,811	(528,303)	971,782
Operating income (loss)	141,013	(51,486)	40,148	187,264	—	316,939
Interest expense, net	32,643	24,114	25,403	1,526	—	83,686
Net effect of swaps	(473)	(724)	—	—	—	(1,197)
(Gain) loss on foreign currency	—	—	(14,660)	4	—	(14,656)
Other (income) expense	250	(83,657)	3,925	79,482	—	—
Income from investment in affiliates	(80,295)	(73,132)	(20,545)	(27,628)	201,600	—
Income before taxes	188,888	81,913	46,025	133,880	(201,600)	249,106
Provision for taxes	11,200	1,621	18,396	40,201	—	71,418
Net income	$177,688	$80,292	$27,629	$93,679	$(201,600)	$177,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	—	(3,700)	—	3,700	(3,700)
Unrealized gain on cash flow hedging derivatives	3,350	1,060	—	—	(1,060)	3,350
Other comprehensive income (loss), (net of tax)	(350)	1,060	(3,700)	—	2,640	(350)
Total comprehensive income	$177,338	$81,352	$23,929	$93,679	$(198,960)	$177,338

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,571	$240,817	$112,217	$1,118,384	$(381,211)	$1,235,778
Costs and expenses:
Cost of food, merchandise and games revenues	—	372	8,878	95,577	—	104,827
Operating expenses	1,063	179,139	42,814	675,821	(381,211)	517,626
Selling, general and administrative	3,081	55,551	10,358	102,500	—	171,490
Depreciation and amortization	—	37	14,326	111,268	—	125,631
Loss on impairment / retirement of fixed assets, net	—	—	417	20,456	—	20,873
	4,144	235,099	76,793	1,005,622	(381,211)	940,447
Operating income	141,427	5,718	35,424	112,762	—	295,331
Interest expense, net	34,204	28,210	25,381	(1,010)	—	86,785
Net effect of swaps	(3,820)	(3,064)	—	—	—	(6,884)
Loss on foreign currency	—	—	81,016	—	—	81,016
Other (income) expense	750	(18,649)	3,883	14,016	—	—
(Income) loss from investment in affiliates	(13,523)	(15,141)	(20,100)	27,480	21,284	—
Income (loss) before taxes	123,816	14,362	(54,756)	72,276	(21,284)	134,414
Provision (benefit) for taxes	11,594	840	(27,274)	37,032	—	22,192
Net income (loss)	$112,222	$13,522	$(27,482)	$35,244	$(21,284)	$112,222
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	16,655	—	16,655	—	(16,655)	16,655
Unrealized loss on cash flow hedging derivatives	(2,734)	(1,021)	—	—	1,021	(2,734)
Other comprehensive income (loss), (net of tax)	13,921	(1,021)	16,655	—	(15,634)	13,921
Total comprehensive income (loss)	$126,143	$12,501	$(10,827)	$35,244	$(36,918)	$126,143

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,378	$(10,710)	$40,569	$209,780	$(1,838)	$331,179
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(278,051)	278,051	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Purchase of identifiable intangible assets	—	—	—	(66)	—	(66)
Proceeds from sale of preferred equity investment	—	3,281	—	—	—	3,281
Capital expenditures	—	(25)	(10,160)	(177,899)	—	(188,084)
Net cash from (for) investing activities	338,000	18,756	(10,160)	(309,516)	(221,949)	(184,869)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	69,160	208,891	—	—	(278,051)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(196,524)	—	—	—	1,768	(194,756)
Payment of debt issuance costs	—	(1,326)	—	(18,483)	—	(19,809)
Exercise of limited partnership unit options	—	65	—	—	—	65
Tax effect of units involved in treasury unit transactions	—	(4,440)	—	—	—	(4,440)
Payments related to tax withholding for equity compensation	—	(4,173)	—	—	—	(4,173)
Net cash from (for) financing activities	(431,378)	(8,046)	(13,854)	123,140	223,717	(106,421)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,640	—	—	3,640
CASH AND CASH EQUIVALENTS
Net increase for the year	—	—	20,195	23,404	(70)	43,529
Balance, beginning of year	—	—	65,563	58,178	(1,025)	122,716
Balance, end of year	$—	$—	$85,758	$81,582	$(1,095)	$166,245

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$118,833	$(28,315)	$33,918	$237,262	$(3,351)	$358,347
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(24,562)	24,562	—
Purchase of identifiable intangible assets	—	—	(29)	(548)	—	(577)
Capital expenditures	—	—	(7,863)	(152,793)	—	(160,656)
Net cash for investing activities	—	—	(7,892)	(177,903)	24,562	(161,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments	—	(1,237)	(138)	(4,625)	—	(6,000)
Intercompany payables (payments) receipts	(6,332)	30,894	—	—	(24,562)	—
Distributions paid to partners	(189,508)	—	—	—	2,326	(187,182)
Tax effect of units involved in treasury unit transactions	—	(422)	—	—	—	(422)
Payments related to tax withholding for equity compensation	—	(920)	—	—	—	(920)
Net cash from (for) financing activities	(195,840)	28,315	(138)	(4,625)	(22,236)	(194,524)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	569	—	—	569
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(77,007)	—	26,457	54,734	(1,025)	3,159
Balance, beginning of year	77,007	—	39,106	3,444	—	119,557
Balance, end of year	$—	$—	$65,563	$58,178	$(1,025)	$122,716

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$89,637	$(1,120)	$38,579	$221,001	$(2,147)	$345,950
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(3,252)	(55,294)	58,546	—
Purchase of preferred equity instrument	—	(2,000)	—	—	—	(2,000)
Capital expenditures	—	—	(7,663)	(168,202)	—	(175,865)
Net cash for investing activities	—	(2,000)	(10,915)	(223,496)	58,546	(177,865)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	82,131	8,060	(31,645)	—	(58,546)	—
Distributions paid to partners	(174,761)	—	—	—	2,147	(172,614)
Tax effect of units involved in treasury unit transactions	—	(1,589)	—	—	—	(1,589)
Payments related to tax withholding for equity compensation	—	(3,733)	—	—	—	(3,733)
Net cash from (for) financing activities	(92,630)	2,738	(31,645)	—	(56,399)	(177,936)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,432)	—	—	(2,432)
CASH AND CASH EQUIVALENTS
Net decrease for the year	(2,993)	(382)	(6,413)	(2,495)	—	(12,283)
Balance, beginning of year	80,000	382	45,519	5,939	—	131,840
Balance, end of year	$77,007	$—	$39,106	$3,444	$—	$119,557

(14) Consolidating Financial Information of Guarantors and Issuers of April 2017 Notes:

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the Partnership's April 2017 Notes (see Note 5 to the Consolidated Financial Statements). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, December 31, 2016, and December 31, 2015. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$85,758	$80,430	$1,152	$(1,095)	$166,245
Receivables	—	1,184	15,574	26,130	831,075	(836,241)	37,722
Inventories	—	—	1,891	22,528	5,300	—	29,719
Other current assets	164	28,297	3,454	9,341	1,642	(29,601)	13,297
	164	29,481	106,677	138,429	839,169	(866,937)	246,983
Property and Equipment, net	—	835	181,673	—	1,403,264	—	1,585,772
Investment in Park	588,684	1,045,640	238,132	1,392,761	234,237	(3,499,454)	—
Goodwill	674	—	63,551	8,387	111,218	—	183,830
Other Intangibles, net	—	—	14,177	—	23,887	—	38,064
Deferred Tax Asset	—	20,956	—	—	—	(20,956)	—
Other Assets	—	—	40	402	9,068	—	9,510
	$589,522	$1,096,912	$604,250	$1,539,979	$2,620,843	$(4,387,347)	$2,064,159
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$497,558	$344,410	$1,379	$13,572	$5,038	$(837,336)	$24,621
Deferred revenue	—	—	6,237	59,307	20,587	—	86,131
Accrued interest	27	18	2,055	6,024	—	—	8,124
Accrued taxes	352	—	—	6,176	67,048	(29,601)	43,975
Accrued salaries, wages and benefits	—	17,498	1,242	—	—	—	18,740
Self-insurance reserves	—	10,947	1,618	10,156	2,386	—	25,107
Other accrued liabilities	3,406	5,094	157	5,649	4,490	—	18,796
	501,343	377,967	12,688	100,884	99,549	(866,937)	225,494
Deferred Tax Liability	—	—	13,809	—	81,945	(20,956)	74,798
Derivative Liability	5,233	3,489	—	—	—	—	8,722
Other Liabilities	—	873	—	120	10,691	—	11,684
Long-Term Debt:
Term debt	—	127,437	—	596,351	—	—	723,788
Notes	—	—	445,156	491,571	—	—	936,727
	—	127,437	445,156	1,087,922	—	—	1,660,515

Equity	82,946	587,146	132,597	351,053	2,428,658	(3,499,454)	82,946
	$589,522	$1,096,912	$604,250	$1,539,979	$2,620,843	$(4,387,347)	$2,064,159

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$65,563	$57,825	$353	$(1,025)	$122,716
Receivables	—	1,409	28,019	25,218	551,757	(570,989)	35,414
Inventories	—	—	1,371	20,891	4,014	—	26,276
Other current assets	173	796	2,229	8,369	1,464	(1,761)	11,270
	173	2,205	97,182	112,303	557,588	(573,775)	195,676
Property and Equipment, net	—	844	175,358	—	1,363,018	—	1,539,220
Investment in Park	798,076	937,626	200,075	1,145,326	324,282	(3,405,385)	—
Goodwill	674	—	59,381	8,387	111,218	—	179,660
Other Intangibles, net	—	—	13,255	—	24,582	—	37,837
Deferred Tax Asset	—	33,303	—	—	—	(33,303)	—
Other Assets	—	2,000	108	1,240	17,440	—	20,788
	$798,923	$975,978	$545,359	$1,267,256	$2,398,128	$(4,012,463)	$1,973,181
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$572	$64	$2,139	$—	$—	$2,775
Accounts payable	428,396	145,258	740	15,845	2,626	(572,014)	20,851
Deferred revenue	—	—	5,601	55,497	21,667	—	82,765
Accrued interest	4,613	3,207	2,057	109	—	—	9,986
Accrued taxes	405	18,653	—	5,950	35,711	(1,761)	58,958
Accrued salaries, wages and benefits	—	29,227	1,131	—	—	—	30,358
Self-insurance reserves	—	12,490	1,321	11,162	2,090	—	27,063
Other accrued liabilities	2,282	3,018	193	2,464	1,970	—	9,927
	435,696	212,425	11,107	93,166	64,064	(573,775)	242,683
Deferred Tax Liability	—	—	12,838	—	125,350	(33,303)	104,885
Derivative Liability	10,633	7,088	—	—	—	—	17,721
Other Liabilities	—	1,236	—	337	11,589	—	13,162
Long-Term Debt:
Term debt	—	123,672	13,598	456,958	—	—	594,228
Notes	292,075	203,140	444,768	—	—	—	939,983
	292,075	326,812	458,366	456,958	—	—	1,534,211

Equity	60,519	428,417	63,048	716,795	2,197,125	(3,405,385)	60,519
	$798,923	$975,978	$545,359	$1,267,256	$2,398,128	$(4,012,463)	$1,973,181

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$960,108	$395,745	$(583,391)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	80,942	18,386	—	110,811
Operating expenses	—	313,654	44,990	738,719	44,130	(583,391)	558,102
Selling, general and administrative	3,007	67,872	10,497	92,527	19,867	—	193,770
Depreciation and amortization	—	33	15,654	—	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	3,102	8,970	—	12,728
Gain on sale of investment	—	(1,877)	—	—	—	—	(1,877)
	3,007	379,682	83,280	915,290	228,888	(583,391)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	44,818	166,857	—	295,211
Interest expense, net	23,739	18,837	24,839	39,768	(22,435)	—	84,748
Net effect of swaps	(150)	105	—	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	—	(29,086)
Other (income) expense	250	(73,581)	3,460	—	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	—	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	2,095	203,934	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	2,095	(10,819)	—	1,112
Net income	$215,476	$160,928	$84,397	$—	$214,753	$(460,078)	$215,476
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(14,849)	—	(14,849)	—	—	14,849	(14,849)
Unrealized gain on cash flow hedging derivatives	7,975	2,422	—	—	—	(2,422)	7,975
Other comprehensive income (loss), (net of tax)	(6,874)	2,422	(14,849)	—	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$—	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$144,042	$320,945	$117,962	$962,363	$378,556	$(635,147)	$1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,868	78,984	17,756	—	106,608
Operating expenses	—	303,974	42,820	777,841	49,393	(635,147)	538,881
Selling, general and administrative	3,029	68,422	10,151	85,170	15,058	—	181,830
Depreciation and amortization	—	35	14,816	—	117,025	—	131,876
Loss on impairment / retirement of fixed assets, net	—	—	159	2,686	9,742	—	12,587
	3,029	372,431	77,814	944,681	208,974	(635,147)	971,782
Operating income (loss)	141,013	(51,486)	40,148	17,682	169,582	—	316,939
Interest expense, net	32,643	24,114	25,403	15,695	(14,169)	—	83,686
Net effect of swaps	(473)	(724)	—	—	—	—	(1,197)
(Gain) loss on foreign currency	—	—	(14,660)	4	—	—	(14,656)
Other (income) expense	250	(83,657)	3,925	—	79,482	—	—
Income from investment in affiliates	(80,295)	(73,132)	(20,545)	—	(27,628)	201,600	—
Income before taxes	188,888	81,913	46,025	1,983	131,897	(201,600)	249,106
Provision for taxes	11,200	1,621	18,396	1,983	38,218	—	71,418
Net income	$177,688	$80,292	$27,629	$—	$93,679	$(201,600)	$177,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	—	(3,700)	—	—	3,700	(3,700)
Unrealized gain on cash flow hedging derivatives	3,350	1,060	—	—	—	(1,060)	3,350
Other comprehensive income (loss), (net of tax)	(350)	1,060	(3,700)	—	—	2,640	(350)
Total comprehensive income	$177,338	$81,352	$23,929	$—	$93,679	$(198,960)	$177,338

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$145,571	$240,817	$112,217	$904,376	$418,394	$(585,597)	$1,235,778
Costs and expenses:
Cost of food, merchandise and games revenues	—	372	8,878	77,093	18,484	—	104,827
Operating expenses	1,063	179,139	42,814	733,446	146,761	(585,597)	517,626
Selling, general and administrative	3,081	55,551	10,358	77,795	24,705	—	171,490
Depreciation and amortization	—	37	14,326	—	111,268	—	125,631
Loss on impairment / retirement of fixed assets, net	—	—	417	3,389	17,067	—	20,873
	4,144	235,099	76,793	891,723	318,285	(585,597)	940,447
Operating income	141,427	5,718	35,424	12,653	100,109	—	295,331
Interest expense, net	34,204	28,210	25,381	10,721	(11,731)	—	86,785
Net effect of swaps	(3,820)	(3,064)	—	—	—	—	(6,884)
Loss on foreign currency	—	—	81,016	—	—	—	81,016
Other (income) expense	750	(18,649)	3,883	—	14,016	—	—
(Income) loss from investment in affiliates	(13,523)	(15,141)	(20,100)	—	27,480	21,284	—
Income (loss) before taxes	123,816	14,362	(54,756)	1,932	70,344	(21,284)	134,414
Provision (benefit) for taxes	11,594	840	(27,274)	1,932	35,100	—	22,192
Net income (loss)	$112,222	$13,522	$(27,482)	$—	$35,244	$(21,284)	$112,222
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	16,655	—	16,655	—	—	(16,655)	16,655
Unrealized loss on cash flow hedging derivatives	(2,734)	(1,021)	—	—	—	1,021	(2,734)
Other comprehensive income (loss), (net of tax)	13,921	(1,021)	16,655	—	—	(15,634)	13,921
Total comprehensive income (loss)	$126,143	$12,501	$(10,827)	$—	$35,244	$(36,918)	$126,143

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,378	$(10,710)	$40,569	$48,979	$160,801	$(1,838)	$331,179
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(278,051)	278,051	—
Proceeds from returns on investments	338,000	15,500	—	—	146,500	(500,000)	—
Purchase of identifiable intangible assets	—	—	—	(66)	—	—	(66)
Proceeds from sale of preferred equity investment	—	3,281	—	—	—	—	3,281
Capital expenditures	—	(25)	(10,160)	(149,448)	(28,451)	—	(188,084)
Net cash from (for) investing activities	338,000	18,756	(10,160)	(149,514)	(160,002)	(221,949)	(184,869)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	69,160	208,891	—	—	—	(278,051)	—
Payments for returns of capital	—	—	—	(500,000)	—	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	—	750,000
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	—	(515,458)
Distributions paid to partners	(196,524)	—	—	—	—	1,768	(194,756)
Payment of debt issuance costs	—	(1,326)	—	(18,483)	—	—	(19,809)
Exercise of limited partnership unit options	—	65	—	—	—	—	65
Tax effect of units involved in treasury unit transactions	—	(4,440)	—	—	—	—	(4,440)
Payments related to tax withholding for equity compensation	—	(4,173)	—	—	—	—	(4,173)
Net cash from (for) financing activities	(431,378)	(8,046)	(13,854)	123,140	—	223,717	(106,421)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,640	—	—	—	3,640
CASH AND CASH EQUIVALENTS
Net increase for the year	—	—	20,195	22,605	799	(70)	43,529
Balance, beginning of year	—	—	65,563	57,825	353	(1,025)	122,716
Balance, end of year	$—	$—	$85,758	$80,430	$1,152	$(1,095)	$166,245

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$118,833	$(28,315)	$33,918	$189,534	$47,728	$(3,351)	$358,347
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(24,562)	24,562	—
Purchase of identifiable intangible assets	—	—	(29)	(74)	(474)	—	(577)
Capital expenditures	—	—	(7,863)	(129,815)	(22,978)	—	(160,656)
Net cash for investing activities	—	—	(7,892)	(129,889)	(48,014)	24,562	(161,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt payments	—	(1,237)	(138)	(4,625)	—	—	(6,000)
Intercompany payables (payments) receipts	(6,332)	30,894	—	—	—	(24,562)	—
Distributions paid to partners	(189,508)	—	—	—	—	2,326	(187,182)
Tax effect of units involved in treasury unit transactions	—	(422)	—	—	—	—	(422)
Payments related to tax withholding for equity compensation	—	(920)	—	—	—	—	(920)
Net cash from (for) financing activities	(195,840)	28,315	(138)	(4,625)	—	(22,236)	(194,524)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	569	—	—	—	569
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(77,007)	—	26,457	55,020	(286)	(1,025)	3,159
Balance, beginning of year	77,007	—	39,106	2,805	639	—	119,557
Balance, end of year	$—	$—	$65,563	$57,825	$353	$(1,025)	$122,716

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$89,637	$(1,120)	$38,579	$91,714	$129,287	$(2,147)	$345,950
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(3,252)	—	(55,294)	58,546	—
Purchase of preferred equity investment	—	(2,000)	—	—	—	—	(2,000)
Capital expenditures	—	—	(7,663)	(94,443)	(73,759)	—	(175,865)
Net cash for investing activities	—	(2,000)	(10,915)	(94,443)	(129,053)	58,546	(177,865)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	82,131	8,060	(31,645)	—	—	(58,546)	—
Distributions paid to partners	(174,761)	—	—	—	—	2,147	(172,614)
Tax effect of units involved in treasury unit transactions	—	(1,589)	—	—	—	—	(1,589)
Payments related to tax withholding for equity compensation	—	(3,733)	—	—	—	—	(3,733)
Net cash from (for) financing activities	(92,630)	2,738	(31,645)	—	—	(56,399)	(177,936)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,432)	—	—	—	(2,432)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(2,993)	(382)	(6,413)	(2,729)	234	—	(12,283)
Balance, beginning of year	80,000	382	45,519	5,534	405	—	131,840
Balance, end of year	$77,007	$—	$39,106	$2,805	$639	$—	$119,557

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2017, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Unitholders of Cedar Fair, L.P.
Sandusky, Ohio

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 23, 2018

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 of the Consolidated Financial Statements.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2018 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance".

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Executive Officers of Cedar Fair" in Item 1 of Part I and is incorporated herein by reference.

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 23, 2017, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management".

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan as of December 31, 2017:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,110,243	$34.55	2,721,134
Equity compensation plans not approved by unitholders	—	—	—
Total	1,110,243	$34.55	2,721,134

(1)
The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, the remaining balance of retention grant units, as well as unit options outstanding.

(2)
The weighted average price in column (b) represents the weighted average price of 373,612 unit options outstanding. Performance awards, deferred unit awards and the remaining balance of retention grant units are excluded from column (b).

Attention is directed to Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership's equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the captions "Certain Relationships and Related Transactions", "Board Independence", and "Board Committees".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our Proxy Statement under the caption "Independent Registered Public Accounting Firm Services and Fees".

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

4.2
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

4.3
Indenture, dated as of April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon Corporation, as trustee (including Form of 5.375% Senior Note due 2027). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 13, 2017.

4.4
Registration Rights Agreement, dated April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on April 13, 2017.

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

10.4	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.5	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)
10.6	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed March 28, 2012. (+)
10.7
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Performance Award Agreement, dated March 31, 2014, by and between Magnum Management Corporation and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2014. (+)

10.8	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.9	Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 9, 2014. (+)
10.10	Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K filed on February 26, 2015. (+)
10.11	Cedar, L.P. 2008 Omnibus Incentive Plan Form of Performance Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015. (+)
10.12
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K filed on February 26, 2016. (+)

10.13
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 9, 2016. (+)

10.14	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 14, 2016. (+)

Exhibit Number	Description

10.15	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 26, 2016. (+)
10.16	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 26, 2016. (+)
10.17
Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 13, 2017.

10.18
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 5, 2017. (+)

10.19
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A Ouimet. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 5, 2017. (+)

10.20	2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Restricted Unit Award Declaration. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed November 2, 2017. (+)
10.21
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 19, 2017. (+)

10.22	2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Unit Award Declaration. (+)
12.1	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.

(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 23, 2018        By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	President and Chief Executive Officer	February 23, 2018
Richard A. Zimmerman

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 23, 2018
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 23, 2018
	David R. Hoffman	(Principal Accounting Officer)

/S/	Matthew A. Ouimet	Executive Chairman	February 23, 2018
	Matthew A. Ouimet	Director

/S/	Debra Smithart-Oglesby	Lead Independent Director	February 23, 2018
Debra Smithart-Oglesby

/S/	Eric L. Affeldt	Director	February 23, 2018
Eric L. Affeldt

/S/	Gina D. France	Director	February 23, 2018
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 23, 2018
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 23, 2018
Tom Klein

/S/	D. Scott Olivet	Director	February 23, 2018
D. Scott Olivet

/S/	John M. Scott III	Director	February 23, 2018
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 23, 2018
Lauri M. Shanahan