Form 10-Q
period 2018-03-25
CEDAR FAIR L P
filed 2018-05-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of April 30, 2018
Units Representing Limited Partner Interests	56,416,016

Page 1 of 41 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/25/2018	12/31/2017	3/26/2017
ASSETS
Current Assets:
Cash and cash equivalents	$42,888	$166,245	$34,242
Receivables	30,795	37,722	28,585
Inventories	40,303	29,719	37,938
Prepaid advertising	25,590	3,031	20,046
Other current assets	14,408	10,266	10,423
	153,984	246,983	131,234
Property and Equipment:
Land	269,253	271,021	266,433
Land improvements	423,425	421,593	403,830
Buildings	694,029	693,899	664,936
Rides and equipment	1,751,051	1,740,653	1,649,934
Construction in progress	94,602	72,847	97,920
	3,232,360	3,200,013	3,083,053
Less accumulated depreciation	(1,611,261)	(1,614,241)	(1,494,405)
	1,621,099	1,585,772	1,588,648
Goodwill	182,291	183,830	179,899
Other Intangibles, net	37,710	38,064	37,724
Other Assets	9,507	9,510	20,774
	$2,004,591	$2,064,159	$1,958,279
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$4,350
Accounts payable	39,812	24,621	44,715
Deferred revenue	124,513	86,131	116,132
Accrued interest	21,119	8,124	11,013
Accrued taxes	10,176	43,975	8,536
Accrued salaries, wages and benefits	14,513	18,740	14,427
Self-insurance reserves	24,811	25,107	25,833
Other accrued liabilities	18,236	18,796	11,619
	253,180	225,494	236,625
Deferred Tax Liability	87,459	74,798	122,007
Derivative Liability	2,730	8,722	15,658
Other Liabilities	11,403	11,684	12,923
Long-Term Debt:
Revolving credit loans	40,000	—	85,000
Term debt	723,525	723,788	593,197
Notes	937,257	936,727	940,421
	1,700,782	1,660,515	1,618,618
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	—	(1)
Limited partners, 56,416, 56,359 and 56,236 units outstanding at March 25, 2018, December 31, 2017 and March 26, 2017, respectively	(58,550)	81,589	(57,116)
Accumulated other comprehensive income (loss)	2,298	(3,933)	4,275
	(50,963)	82,946	(47,552)
	$2,004,591	$2,064,159	$1,958,279

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended
	3/25/2018	3/26/2017
Net revenues:
Admissions	$26,721	$22,563
Food, merchandise and games	21,055	18,208
Accommodations, extra-charge products and other	6,951	7,547
	54,727	48,318
Costs and expenses:
Cost of food, merchandise, and games revenues	6,003	5,480
Operating expenses	88,828	84,289
Selling, general and administrative	28,682	27,619
Depreciation and amortization	5,521	5,365
Loss on impairment / retirement of fixed assets, net	1,340	1,526
	130,374	124,279
Operating loss	(75,647)	(75,961)
Interest expense	19,762	18,914
Net effect of swaps	(3,628)	301
Loss on early debt extinguishment	1,073	—
(Gain) loss on foreign currency	10,094	(2,671)
Other income	(349)	(32)
Loss before taxes	(102,599)	(92,473)
Benefit for taxes	(19,199)	(27,719)
Net loss	(83,400)	(64,754)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(83,399)	$(64,753)

Net loss	$(83,400)	$(64,754)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	4,604	(660)
Unrealized gain on cash flow hedging derivatives	2,018	1,994
Other comprehensive income, (net of tax)	6,622	1,334
Total comprehensive loss	$(76,778)	$(63,420)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,150	56,008
Net loss per limited partner unit	$(1.49)	$(1.16)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,150	56,008
Net loss per limited partner unit	$(1.49)	$(1.16)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Three months ended
	3/25/2018	3/26/2017
Limited Partnership Units Outstanding
Beginning balance	56,359	56,201
Limited partnership unit options exercised	6	10
Limited partnership unit forfeitures	(1)	(2)
Issuance of limited partnership units as compensation	52	27
	56,416	56,236
Limited Partners’ Equity
Beginning balance	$81,589	$52,288
Net loss	(83,399)	(64,753)
Partnership distribution declared ($0.890 and $0.855 per limited partnership unit)	(50,266)	(48,135)
Reclassification of stranded tax effect	391	—
Expense recognized for limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,039)	(1,369)
Issuance of limited partnership units as compensation	(3,951)	4,853
	(58,550)	(57,116)
General Partner’s Equity
Beginning balance	—	—
Net loss	(1)	(1)
Partnership distribution declared	—	—
	(1)	(1)
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	4,042	18,891
Period activity, net of tax $1,145 and $0	4,604	(660)
	8,646	18,231
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(7,975)	(15,950)
Period activity, net of tax ($347) and ($371)	2,018	1,994
Reclassification of stranded tax effect	(391)	—
	(6,348)	(13,956)
	2,298	4,275
Total Partners’ Equity	$(50,963)	$(47,552)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	3/25/2018	3/26/2017
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(83,400)	$(64,754)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	5,521	5,365
Loss on early debt extinguishment	1,073	—
Non-cash foreign currency (gain) loss on debt	10,924	(2,010)
Other non-cash expenses	13,112	21,379
Net change in working capital	(2,170)	(33,738)
Net change in other assets/liabilities	(278)	(226)
Net cash for operating activities	(55,218)	(73,984)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(44,792)	(48,465)
Net cash for investing activities	(44,792)	(48,465)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	40,000	85,000
Distributions paid to partners	(50,266)	(48,135)
Payment of debt issuance costs and original issue discount	(1,840)	—
Exercise of limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,039)	(1,369)
Payments related to tax withholding for equity compensation	(6,919)	(1,904)
Net cash from (for) financing activities	(21,939)	33,592
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,408)	383
CASH AND CASH EQUIVALENTS
Net decrease for the period	(123,357)	(88,474)
Balance, beginning of period	166,245	122,716
Balance, end of period	$42,888	$34,242
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$6,779	$17,978
Interest capitalized	939	1,047
Cash payments for income taxes, net of refunds	4,715	8,084
Capital expenditures in accounts payable	6,182	11,898
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 25, 2018 AND MARCH 26, 2017

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

(1) Significant Accounting and Reporting Policies:
Except for the changes described below, the Partnership’s unaudited condensed consolidated financial statements for the periods ended March 25, 2018 and March 26, 2017 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, which were included in the Form 10-K filed on February 23, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

The Partnership adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") effective January 1, 2018 using the modified retrospective method. The adoption of the standard did not have a material effect on the consolidated financial statements. The Partnership's accounting policy as a result of adopting ASU 2014-09 is discussed below:
Revenue Recognition and related receivables and contract liabilities
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to the Partnership's amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online advanced purchase transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to the Partnership's highly seasonal operations, a substantial portion of the Partnership's revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Partnership does not typically provide for refunds or returns.

In some instances, the Partnership arranges with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and the Partnership acts as an agent, resulting in net revenue recorded within the income statement. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the income statement, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. The Partnership estimates variable revenues and performs a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is at its highest immediately prior to the peak summer season, and at its lowest in the fall after the peak summer season and at the beginning of the selling season for the next year's products. Season-long products represent the majority of the deferred revenue balance in any given period.

Of the $86.1 million of deferred revenue recorded as of January 1, 2018, 88% was related to season-long products. The remainder was related to deferred online advanced purchase transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Most deferred revenue outstanding as of January 1, 2018 will be recognized by December 31, 2018 with the exception of an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. During the quarter ended March 25, 2018, approximately $4.2 million of the deferred revenue balance as of January 1, 2018 was recognized. The difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period is attributable to additional sales for the current year's operating season offset by revenue recognized during the quarter.

Payment is due immediately on the transaction date for most products. The Partnership's receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans include three month, four month, six month and nine month plans. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. The Partnership is not exposed to a significant concentration of customer credit risk.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is classified as long-term during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are sold beginning in August of the year preceding the operating season. Season-long products may be recognized 12 to 16 months after purchase depending on the date of sale. The Partnership estimates the number of uses expected outside of the next twelve months for each type of product and classifies the related deferred revenue as long-term.

With the exception of the long-term deferred revenue described above, the Partnership's contracts with customers have an original duration of one year or less. For these short-term contracts, the Partnership uses the practical expedient, a relief provided in the standard to simplify compliance, applicable to such contracts and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. Further, the Partnership has elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, the Partnership has elected not to adjust consideration for the effects of significant financing components in the form of installment purchase plans as the period between when the entity transfers the promised service to the customer and when the customer pays for that service does not exceed one year.
Reclassifications
Certain prior year supplies inventory amounts of $1.4 million have been reclassified to other current assets in the unaudited condensed consolidated balance sheet for the period ended March 26, 2017 to conform with fiscal 2018 presentation. The change in deferred tax liabilities of $16.8 million has been reclassified from the net change in other assets/liabilities to other non-cash expenses in the unaudited condensed consolidated statement of cash flows for the period ended March 26, 2017.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU change the accounting applied by a lessor. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The ASU can be adopted using either the modified retrospective approach, which requires application of the new standard at the beginning of the earliest comparative period presented, or the alternative approach, which requires application of the new standard at the beginning of the standard's effective date. The Partnership expects to adopt this standard in the first quarter of 2019. While the Partnership is still in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures, the Partnership anticipates recognizing a right-of-use asset and corresponding lease liability on the consolidated balance sheet for the Santa Clara land lease, as well as other operating leases, upon adoption.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Comprehensive Income ("ASU 2018-02"). The ASU allows a reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, and the amendments can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Partnership elected to adopt ASU 2018-02 in the first quarter of 2018. The amendment was applied in the period of adoption and resulted in a $0.4 million reclassification from accumulated other comprehensive income to limited partners' equity for the quarter ended March 25, 2018.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Five of the seasonal properties are open approximately 20 to 25 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, the Partnership has adopted the following accounting and reporting procedures for its seasonal parks: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of March 25, 2018, $9.0 million as of December 31, 2017 and $17.0 million as of March 26, 2017).

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of March 25, 2018, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 25, 2018 and March 26, 2017 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(1,539)	—	(1,539)
Balance at March 25, 2018	$262,159	$(79,868)	$182,291

Balance at December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	239	—	239
Balance at March 26, 2017	$259,767	$(79,868)	$179,899

As of March 25, 2018, December 31, 2017, and March 26, 2017, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 25, 2018
Other intangible assets:
Trade names	$36,188	$—	$36,188
License / franchise agreements	3,364	(1,842)	1,522
Total other intangible assets	$39,552	$(1,842)	$37,710

December 31, 2017
Other intangible assets:
Trade names	$36,531	$—	$36,531
License / franchise agreements	3,360	(1,827)	1,533
Total other intangible assets	$39,891	$(1,827)	$38,064

March 26, 2017
Other intangible assets:
Trade names	$35,656	$—	$35,656
License / franchise agreements	3,301	(1,233)	2,068
Total other intangible assets	$38,957	$(1,233)	$37,724

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of March 25, 2018, December 31, 2017, and March 26, 2017 consisted of the following:

(In thousands)	March 25, 2018	December 31, 2017	March 26, 2017

Revolving credit facility (due 2022)	$40,000	$—	$—
Revolving credit facility (due 2018)	—	—	85,000
Term debt (1)
April 2017 U.S. term loan averaging 3.51% (due 2017-2024)	735,000	735,000	—
March 2013 U.S. term loan averaging 3.25% (due 2013-2020)	—	—	602,850
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	500,000	—
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
March 2013 U.S. fixed rate notes at 5.25% (due 2021)	—	—	500,000
	1,725,000	1,685,000	1,637,850
Less current portion	—	—	(4,350)
	1,725,000	1,685,000	1,633,500
Less debt issuance costs and original issue discount	(24,218)	(24,485)	(14,882)
	$1,700,782	$1,660,515	$1,618,618

(1)	The average interest rate is calculated over the life of the instrument and does not reflect the effect of interest rate swap agreements (see Note 6).
In April 2017, the Partnership issued $500 million of 5.375% senior unsecured notes ("April 2017 notes"), maturing in 2027. The net proceeds from the offering of the April 2017 notes, together with borrowings under the 2017 Credit Agreement (defined below), were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 ("March 2013 notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes. The redemption of the March 2013 notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.7 million and debt premium payments of $15.5 million. Accordingly, the Partnership recorded a loss on early debt extinguishment of $23.1 million during 2017.

Concurrently with the April 2017 notes issuance, the Partnership amended and restated its existing $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and amortizes at $7.5 million annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

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

In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("June 2014 notes"). The June 2014 notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at any time prior to June 1, 2019 at a price equal to 100% of the principal amount of the notes redeemed together plus a "make-whole" premium together with accrued and unpaid interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 25, 2018, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In the first quarter of 2016, the Partnership amended each of its four interest rate swap agreements to extend each of the maturities to December 31, 2020 and effectively convert $500 million of variable-rate debt to a rate of 2.64%. The amended interest rate swap agreements are not designated as hedging instruments. The fair market value of the Partnership's swap portfolio was recorded within "Derivative Liability" on the unaudited condensed consolidated balance sheets as of March 25, 2018, December 31, 2017, and March 26, 2017 as follows:

(In thousands)	March 25, 2018	December 31, 2017	March 26, 2017
Derivatives not designated as hedging instruments:
Interest rate swaps	$(2,730)	$(8,722)	$(15,658)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI are being amortized into earnings through the original December 31, 2018 maturity. As of March 25, 2018, approximately $7.1 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, all of which will be reclassified to earnings within the next twelve months.

During the quarter ended March 25, 2018, the Partnership recognized $6.0 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the regular amortization of amounts in AOCI. The effect of these amounts resulted in a benefit to earnings of $3.6 million recorded in "Net effect of swaps".

During the quarter ended March 26, 2017, the Partnership recognized $2.1 million of gains on the derivatives not designated as cash flow hedges and $2.4 million of expense representing the amortization of amounts in AOCI. The effect of these amounts resulted in a charge to earnings of $0.3 million recorded in "Net effect of swaps".

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of March 25, 2018, December 31, 2017, and March 26, 2017 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	March 25, 2018		December 31, 2017		March 26, 2017
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$901	$901	$736	$736	—	—
Interest rate swap agreements not designated as cash flow hedges	Derivative Liability	Level 2	$(2,730)	$(2,730)	$(8,722)	$(8,722)	$(15,658)	$(15,658)
Other financial assets (liabilities):
March 2013 term debt	Long-Term Debt (1)	Level 2	—	—	—	—	$(598,500)	$(601,493)
April 2017 term debt	Long-Term Debt (1)	Level 2	$(735,000)	$(740,513)	$(735,000)	$(742,350)	—	—
March 2013 notes	Long-Term Debt (1)	Level 1	—	—	—	—	$(500,000)	$(513,125)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(455,625)	$(450,000)	$(469,125)	$(450,000)	$(462,375)
April 2017 notes	Long-Term Debt (1)	Level 2	$(500,000)	$(494,375)	$(500,000)	$(525,000)	—	—

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $24.2 million, $24.5 million, and $14.9 million as of March 25, 2018, December 31, 2017, and March 26, 2017, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

As of December 31, 2017, the Partnership measured the remaining land at Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which ceased operations in 2016, at fair value less cost to sell based on Level 3 unobservable market input. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on information from ongoing marketing activities. This amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 25, 2018 or March 26, 2017.

(8) Earnings per Unit:
Net loss per limited partner unit is calculated based on the following unit amounts:

	Three months ended
	3/25/2018	3/26/2017
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,150	56,008
Diluted weighted average units outstanding	56,150	56,008
Net loss per unit - basic	$(1.49)	$(1.16)
Net loss per unit - diluted	$(1.49)	$(1.16)

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

As of the end of the first quarter of 2018, the Partnership has recorded $0.7 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act includes numerous tax law changes, including a reduction in the federal corporate income tax rate from 35% to 21%.  The change in tax rates necessitated the remeasurement of deferred tax balances that are expected to reverse following enactment using the applicable tax rates.  As a result of the remeasurement of the net deferred tax liability, the Partnership realized a $49.2 million deferred tax benefit during the fourth quarter of 2017.  The amounts recorded to reflect the effects of the Act were and remain provisional and are subject to change in accordance with SAB 118.  The Partnership expects to complete these calculations and record the final effects of the Act before the end of the fourth quarter of 2018.

(10) Contingencies:
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three months ended March 25, 2018 and March 26, 2017:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2017	$(7,975)	$4,042	$(3,933)

Other comprehensive income before reclassifications, net of tax $1,145	—	4,604	4,604

Amounts reclassified from accumulated other comprehensive income, net of tax ($347)	2,018	—	2,018

Net other comprehensive income	2,018	4,604	6,622

Reclassification of stranded tax effect	(391)	—	(391)

Balance at March 25, 2018	$(6,348)	$8,646	$2,298

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(660)	(660)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371)	1,994	—	1,994

Net other comprehensive income	1,994	(660)	1,334

Balance at March 26, 2017	$(13,956)	$18,231	$4,275

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 3/25/2018	Three months ended 3/26/2017
Interest rate contracts	$2,365	$2,365	Net effect of swaps
Provision for taxes	(347)	(371)	Benefit for taxes
Losses on cash flow hedges	$2,018	$1,994	Net of tax

(12) Consolidating Financial Information of Guarantors and Issuers of June 2014 Notes:
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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 25, 2018, December 31, 2017, and March 26, 2017 and for the three-month periods ended March 25, 2018 and March 26, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$25,073	$22,114	$(4,299)	$42,888
Receivables	—	1,232	74,787	785,879	(831,103)	30,795
Inventories	—	—	2,493	37,810	—	40,303
Other current assets	69	1,922	2,459	35,895	(347)	39,998
	69	3,154	104,812	881,698	(835,749)	153,984
Property and Equipment, net	—	827	180,303	1,439,969	—	1,621,099
Investment in Park	485,489	967,791	234,220	203,857	(1,891,357)	—
Goodwill	674	—	62,012	119,605	—	182,291
Other Intangibles, net	—	—	13,834	23,876	—	37,710
Deferred Tax Asset	—	7,150	—	—	(7,150)	—
Other Assets	—	—	39	9,468	—	9,507
	$486,232	$978,922	$595,220	$2,678,473	$(2,734,256)	$2,004,591
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$531,176	$302,858	$1,806	$39,374	$(835,402)	$39,812
Deferred revenue	—	—	8,033	116,480	—	124,513
Accrued interest	215	143	7,634	13,127	—	21,119
Accrued taxes	883	—	463	9,177	(347)	10,176
Accrued salaries, wages and benefits	—	13,777	736	—	—	14,513
Self-insurance reserves	—	10,438	1,543	12,830	—	24,811
Other accrued liabilities	3,283	5,249	268	9,436	—	18,236
	535,557	332,465	20,483	200,424	(835,749)	253,180
Deferred Tax Liability	—	—	12,664	81,945	(7,150)	87,459
Derivative Liability	1,638	1,092	—	—	—	2,730
Other Liabilities	—	705	—	10,698	—	11,403
Long-Term Debt:
Revolving credit loans	—	—	—	40,000	—	40,000
Term debt	—	127,350	—	596,175	—	723,525
Notes	—	—	445,458	491,799	—	937,257
	—	127,350	445,458	1,127,974	—	1,700,782

Equity	(50,963)	517,310	116,615	1,257,432	(1,891,357)	(50,963)
	$486,232	$978,922	$595,220	$2,678,473	$(2,734,256)	$2,004,591

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$85,758	$81,582	$(1,095)	$166,245
Receivables	—	1,184	15,574	857,205	(836,241)	37,722
Inventories	—	—	1,891	27,828	—	29,719
Other current assets	164	28,297	3,454	10,983	(29,601)	13,297
	164	29,481	106,677	977,598	(866,937)	246,983
Property and Equipment, net	—	835	181,673	1,403,264	—	1,585,772
Investment in Park	588,684	1,045,640	238,132	234,238	(2,106,694)	—
Goodwill	674	—	63,551	119,605	—	183,830
Other Intangibles, net	—	—	14,177	23,887	—	38,064
Deferred Tax Asset	—	20,956	—	—	(20,956)	—
Other Assets	—	—	40	9,470	—	9,510
	$589,522	$1,096,912	$604,250	$2,768,062	$(2,994,587)	$2,064,159
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$497,558	$344,410	$1,379	$18,610	$(837,336)	$24,621
Deferred revenue	—	—	6,237	79,894	—	86,131
Accrued interest	27	18	2,055	6,024	—	8,124
Accrued taxes	352	—	—	73,224	(29,601)	43,975
Accrued salaries, wages and benefits	—	17,498	1,242	—	—	18,740
Self-insurance reserves	—	10,947	1,618	12,542		25,107
Other accrued liabilities	3,406	5,094	157	10,139	—	18,796
	501,343	377,967	12,688	200,433	(866,937)	225,494
Deferred Tax Liability	—	—	13,809	81,945	(20,956)	74,798
Derivative Liability	5,233	3,489	—	—	—	8,722
Other Liabilities	—	873	—	10,811	—	11,684
Long-Term Debt:
Term debt	—	127,437	—	596,351	—	723,788
Notes	—	—	445,156	491,571	—	936,727
	—	127,437	445,156	1,087,922	—	1,660,515

Equity	82,946	587,146	132,597	1,386,951	(2,106,694)	82,946
	$589,522	$1,096,912	$604,250	$2,768,062	$(2,994,587)	$2,064,159

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$29,590	$4,652	$—	$34,242
Receivables	—	1,552	61,894	541,622	(576,483)	28,585
Inventories	—	—	1,965	35,973	—	37,938
Other current assets	74	907	3,462	27,687	(1,661)	30,469
	74	2,459	96,911	609,934	(578,144)	131,234
Property and Equipment, net	—	835	176,952	1,410,861	—	1,588,648
Investment in Park	711,257	852,264	195,731	294,228	(2,053,480)	—
Goodwill	674	—	59,620	119,605	—	179,899
Other Intangibles, net	—	—	13,306	24,418	—	37,724
Deferred Tax Asset	—	16,616	—	—	(16,616)	—
Other Assets	—	2,000	109	18,665	—	20,774
	$712,005	$874,174	$542,629	$2,477,711	$(2,648,240)	$1,958,279
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$897	$100	$3,353	$—	$4,350
Accounts payable	453,329	125,934	2,081	39,854	(576,483)	44,715
Deferred revenue	—	—	7,373	108,759	—	116,132
Accrued interest	864	589	7,729	1,831	—	11,013
Accrued taxes	1,084	—	—	9,113	(1,661)	8,536
Accrued salaries, wages and benefits	—	13,792	635	—	—	14,427
Self-insurance reserves	—	11,397	1,484	12,952	—	25,833
Other accrued liabilities	2,644	3,907	164	4,904	—	11,619
	457,921	156,516	19,566	180,766	(578,144)	236,625
Deferred Tax Liability	—	—	13,273	125,350	(16,616)	122,007
Derivative Liability	9,395	6,263	—	—	—	15,658
Other Liabilities	—	1,125	—	11,798	—	12,923
Long-Term Debt:
Revolving credit loans	—	—	—	85,000	—	85,000
Term debt	—	123,347	13,576	456,274	—	593,197
Notes	292,241	203,256	444,924	—	—	940,421
	292,241	326,603	458,500	541,274	—	1,618,618

Equity	(47,552)	383,667	51,290	1,618,523	(2,053,480)	(47,552)
	$712,005	$874,174	$542,629	$2,477,711	$(2,648,240)	$1,958,279

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(10,767)	$854	$271	$49,787	$14,582	$54,727
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	6,003	—	6,003
Operating expenses	—	42,671	5,716	25,859	14,582	88,828
Selling, general and administrative	759	14,450	680	12,793	—	28,682
Depreciation and amortization	—	8	—	5,513	—	5,521
Loss on impairment / retirement of fixed assets, net	—	—	40	1,300	—	1,340
	759	57,129	6,436	51,468	14,582	130,374
Operating loss	(11,526)	(56,275)	(6,165)	(1,681)	—	(75,647)
Interest expense, net	4,904	4,367	5,583	4,682	—	19,536
Net effect of swaps	(2,207)	(1,421)	—	—	—	(3,628)
Loss on early debt extinguishment	—	187	—	886	—	1,073
(Gain) loss on foreign currency	—	(41)	10,135	—	—	10,094
Other (income) expense	59	(9,804)	854	8,768	—	(123)
Loss from investment in affiliates	68,528	28,815	3,913	20,585	(121,841)	—
Loss before taxes	(82,810)	(78,378)	(26,650)	(36,602)	121,841	(102,599)
Provision (benefit) for taxes	590	(9,851)	(6,062)	(3,876)	—	(19,199)
Net loss	$(83,400)	$(68,527)	$(20,588)	$(32,726)	$121,841	$(83,400)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	4,604	—	4,604	—	(4,604)	4,604
Unrealized gain on cash flow hedging derivatives	2,018	630	—	—	(630)	2,018
Other comprehensive income, (net of tax)	6,622	630	4,604	—	(5,234)	6,622
Total comprehensive loss	$(76,778)	$(67,897)	$(15,984)	$(32,726)	$116,607	$(76,778)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(6,138)	$(291)	$353	$45,296	$9,098	$48,318
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	5,480	—	5,480
Operating expenses	—	40,592	5,304	29,295	9,098	84,289
Selling, general and administrative	894	14,495	746	11,484	—	27,619
Depreciation and amortization	—	8	2	5,355	—	5,365
Loss on impairment / retirement of fixed assets, net	—	—	445	1,081	—	1,526
	894	55,095	6,497	52,695	9,098	124,279
Operating loss	(7,032)	(55,386)	(6,144)	(7,399)	—	(75,961)
Interest (income) expense, net	8,169	5,308	5,905	(500)	—	18,882
Net effect of swaps	150	151	—	—	—	301
Gain on foreign currency	—	—	(2,671)	—	—	(2,671)
Other (income) expense	62	(15,264)	657	14,545	—	—
Loss from investment in affiliates	48,666	20,604	4,344	11,097	(84,711)	—
Loss before taxes	(64,079)	(66,185)	(14,379)	(32,541)	84,711	(92,473)
Provision (benefit) for taxes	675	(17,519)	(3,276)	(7,599)	—	(27,719)
Net loss	$(64,754)	$(48,666)	$(11,103)	$(24,942)	$84,711	$(64,754)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(660)	—	(660)	—	660	(660)
Unrealized gain on cash flow hedging derivatives	1,994	605	—	—	(605)	1,994
Other comprehensive income (loss), (net of tax)	1,334	605	(660)	—	55	1,334
Total comprehensive loss	$(63,420)	$(48,061)	$(11,763)	$(24,942)	$84,766	$(63,420)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$16,999	$58,464	$(6,538)	$(120,584)	$(3,559)	$(55,218)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(50,000)	64,688	(14,688)	—
Capital expenditures	—	—	(2,739)	(42,053)	—	(44,792)
Net cash from (for) investing activities	—	—	(52,739)	22,635	(14,688)	(44,792)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	33,622	(48,310)	—	—	14,688	—
Net borrowings on revolving credit loans	—	—	—	40,000	—	40,000
Distributions paid to partners	(50,621)	—	—	—	355	(50,266)
Payment of debt issuance costs and original issue discount	—	(321)	—	(1,519)	—	(1,840)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,039)	—	—	—	(3,039)
Payments related to tax withholding for equity compensation	—	(6,919)	—	—	—	(6,919)
Net cash from (for) financing activities	(16,999)	(58,464)	—	38,481	15,043	(21,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,408)	—	—	(1,408)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(60,685)	(59,468)	(3,204)	(123,357)
Balance, beginning of period	—	—	85,758	81,582	(1,095)	166,245
Balance, end of period	$—	$—	$25,073	$22,114	$(4,299)	$42,888

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$23,702	$56,496	$(35,208)	$(119,483)	$509	$(73,984)
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	28,274	(28,274)	—
Capital expenditures	—	—	(1,148)	(47,317)	—	(48,465)
Net cash for investing activities	—	—	(1,148)	(19,043)	(28,274)	(48,465)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	24,949	(53,223)	—	—	28,274	—
Net borrowings on revolving credit loans	—	—	—	85,000	—	85,000
Distributions paid to partners	(48,651)	—	—	—	516	(48,135)
Tax effect of units involved in treasury unit transactions	—	(1,369)	—	—	—	(1,369)
Payments related to tax withholding for equity compensation	—	(1,904)	—	—	—	(1,904)
Net cash from (for) financing activities	(23,702)	(56,496)	—	85,000	28,790	33,592
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	383	—	—	383
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(35,973)	(53,526)	1,025	(88,474)
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$29,590	$4,652	$—	$34,242

(13) Consolidating Financial Information of Guarantors and Issuers of April 2017 Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the Partnership's April 2017 Notes (see Note 5). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of March 25, 2018, December 31, 2017, and March 26, 2017 and for the three-month periods ended March 25, 2018 and March 26, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$25,073	$22,114	$—	$(4,299)	$42,888
Receivables	—	1,232	74,787	23,005	762,874	(831,103)	30,795
Inventories	—	—	2,493	30,661	7,149	—	40,303
Other current assets	69	1,922	2,459	28,669	7,226	(347)	39,998
	69	3,154	104,812	104,449	777,249	(835,749)	153,984
Property and Equipment, net	—	827	180,303	—	1,439,969	—	1,621,099
Investment in Park	485,489	967,791	234,220	1,426,366	203,858	(3,317,724)	—
Goodwill	674	—	62,012	8,388	111,217	—	182,291
Other Intangibles, net	—	—	13,834	—	23,876	—	37,710
Deferred Tax Asset	—	7,150	—	—	—	(7,150)	—
Other Assets	—	—	39	399	9,069	—	9,507
	$486,232	$978,922	$595,220	$1,539,602	$2,565,238	$(4,160,623)	$2,004,591
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$531,176	$302,858	$1,806	$30,271	$9,103	$(835,402)	$39,812
Deferred revenue	—	—	8,033	89,492	26,988	—	124,513
Accrued interest	215	143	7,634	13,127	—	—	21,119
Accrued taxes	883	—	463	7,782	1,395	(347)	10,176
Accrued salaries, wages and benefits	—	13,777	736	—	—	—	14,513
Self-insurance reserves	—	10,438	1,543	10,475	2,355	—	24,811
Other accrued liabilities	3,283	5,249	268	5,054	4,382	—	18,236
	535,557	332,465	20,483	156,201	44,223	(835,749)	253,180
Deferred Tax Liability	—	—	12,664	—	81,945	(7,150)	87,459
Derivative Liability	1,638	1,092	—	—	—	—	2,730
Other Liabilities	—	705	—	120	10,578	—	11,403
Long-Term Debt:
Revolving credit loans	—	—	—	40,000	—	—	40,000
Term debt	—	127,350	—	596,175	—	—	723,525
Notes	—	—	445,458	491,799	—	—	937,257
	—	127,350	445,458	1,127,974	—	—	1,700,782

Equity	(50,963)	517,310	116,615	255,307	2,428,492	(3,317,724)	(50,963)
	$486,232	$978,922	$595,220	$1,539,602	$2,565,238	$(4,160,623)	$2,004,591

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$29,590	$3,979	$673	$—	$34,242
Receivables	—	1,552	61,894	20,455	521,167	(576,483)	28,585
Inventories	—	—	1,965	29,247	6,726	—	37,938
Other current assets	74	907	3,462	21,705	5,982	(1,661)	30,469
	74	2,459	96,911	75,386	534,548	(578,144)	131,234
Property and Equipment, net	—	835	176,952	—	1,410,861	—	1,588,648
Investment in Park	711,257	852,264	195,731	1,291,335	294,228	(3,344,815)	—
Goodwill	674	—	59,620	8,388	111,217	—	179,899
Other Intangibles, net	—	—	13,306	—	24,418	—	37,724
Deferred Tax Asset	—	16,616	—	—	—	(16,616)	—
Other Assets	—	2,000	109	1,240	17,425	—	20,774
	$712,005	$874,174	$542,629	$1,376,349	$2,392,697	$(3,939,575)	$1,958,279
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$897	$100	$3,353	$—	$—	$4,350
Accounts payable	453,329	125,934	2,081	30,886	8,968	(576,483)	44,715
Deferred revenue	—	—	7,373	80,666	28,093	—	116,132
Accrued interest	864	589	7,729	1,831	—	—	11,013
Accrued taxes	1,084	—	—	7,563	1,550	(1,661)	8,536
Accrued salaries, wages and benefits	—	13,792	635	—	—	—	14,427
Self-insurance reserves	—	11,397	1,484	10,883	2,069	—	25,833
Other accrued liabilities	2,644	3,907	164	2,717	2,187	—	11,619
	457,921	156,516	19,566	137,899	42,867	(578,144)	236,625
Deferred Tax Liability	—	—	13,273	—	125,350	(16,616)	122,007
Derivative Liability	9,395	6,263	—	—	—	—	15,658
Other Liabilities	—	1,125	—	331	11,467	—	12,923
Long-Term Debt:
Revolving credit loans	—	—	—	85,000	—	—	85,000
Term debt	—	123,347	13,576	456,274	—	—	593,197
Notes	292,241	203,256	444,924	—	—	—	940,421
	292,241	326,603	458,500	541,274	—	—	1,618,618

Equity	(47,552)	383,667	51,290	696,845	2,213,013	(3,344,815)	(47,552)
	$712,005	$874,174	$542,629	$1,376,349	$2,392,697	$(3,939,575)	$1,958,279

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(10,767)	$854	$271	$53,731	$1,706	$8,932	$54,727
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	5,899	104	—	6,003
Operating expenses	—	42,671	5,716	22,620	8,889	8,932	88,828
Selling, general and administrative	759	14,450	680	11,643	1,150	—	28,682
Depreciation and amortization	—	8	—	—	5,513	—	5,521
Loss on impairment / retirement of fixed assets, net	—	—	40	651	649	—	1,340
	759	57,129	6,436	40,813	16,305	8,932	130,374
Operating income (loss)	(11,526)	(56,275)	(6,165)	12,918	(14,599)	—	(75,647)
Interest (income) expense, net	4,904	4,367	5,583	11,553	(6,871)	—	19,536
Net effect of swaps	(2,207)	(1,421)	—	—	—	—	(3,628)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
(Gain) loss on foreign currency	—	(41)	10,135	—	—	—	10,094
Other (income) expense	59	(9,804)	854	—	8,768	—	(123)
Loss from investment in affiliates	68,528	28,815	3,913	—	20,585	(121,841)	—
Income (loss) before taxes	(82,810)	(78,378)	(26,650)	479	(37,081)	121,841	(102,599)
Provision (benefit) for taxes	590	(9,851)	(6,062)	479	(4,355)	—	(19,199)
Net loss	$(83,400)	$(68,527)	$(20,588)	$—	$(32,726)	$121,841	$(83,400)
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	4,604	—	4,604	—	—	(4,604)	4,604
Unrealized gain on cash flow hedging derivatives	2,018	630	—	—	—	(630)	2,018
Other comprehensive income, (net of tax)	6,622	630	4,604	—	—	(5,234)	6,622
Total comprehensive loss	$(76,778)	$(67,897)	$(15,984)	$—	$(32,726)	$116,607	$(76,778)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(6,138)	$(291)	$353	$46,978	$3,782	$3,634	$48,318
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	5,313	167	—	5,480
Operating expenses	—	40,592	5,304	26,318	8,441	3,634	84,289
Selling, general and administrative	894	14,495	746	10,893	591	—	27,619
Depreciation and amortization	—	8	2	—	5,355	—	5,365
Loss on impairment / retirement of fixed assets, net	—	—	445	496	585	—	1,526
	894	55,095	6,497	43,020	15,139	3,634	124,279
Operating income (loss)	(7,032)	(55,386)	(6,144)	3,958	(11,357)	—	(75,961)
Interest (income) expense, net	8,169	5,308	5,905	3,422	(3,922)	—	18,882
Net effect of swaps	150	151	—	—	—	—	301
Gain on foreign currency	—	—	(2,671)	—	—	—	(2,671)
Other (income) expense	62	(15,264)	657	—	14,545	—	—
Loss from investment in affiliates	48,666	20,604	4,344	—	11,097	(84,711)	—
Income (loss) before taxes	(64,079)	(66,185)	(14,379)	536	(33,077)	84,711	(92,473)
Provision (benefit) for taxes	675	(17,519)	(3,276)	536	(8,135)	—	(27,719)
Net loss	$(64,754)	$(48,666)	$(11,103)	$—	$(24,942)	$84,711	$(64,754)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(660)	—	(660)	—	—	660	(660)
Unrealized gain on cash flow hedging derivatives	1,994	605	—	—	—	(605)	1,994
Other comprehensive income (loss), (net of tax)	1,334	605	(660)	—	—	55	1,334
Total comprehensive loss	$(63,420)	$(48,061)	$(11,763)	$—	$(24,942)	$84,766	$(63,420)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$16,999	$58,464	$(6,538)	$(64,317)	$(56,267)	$(3,559)	$(55,218)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(50,000)	—	64,688	(14,688)	—
Capital expenditures	—	—	(2,739)	(32,480)	(9,573)	—	(44,792)
Net cash from (for) investing activities	—	—	(52,739)	(32,480)	55,115	(14,688)	(44,792)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	33,622	(48,310)	—	—	—	14,688	—
Net borrowings on revolving credit loans	—	—	—	40,000	—	—	40,000
Distributions paid to partners	(50,621)	—	—	—	—	355	(50,266)
Payment of debt issuance costs and original issue discount	—	(321)	—	(1,519)	—	—	(1,840)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,039)	—	—	—	—	(3,039)
Payments related to tax withholding for equity compensation	—	(6,919)	—	—	—	—	(6,919)
Net cash from (for) financing activities	(16,999)	(58,464)	—	38,481	—	15,043	(21,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,408)	—	—	—	(1,408)
CASH AND CASH EQUIVALENTS
Net decrease for the year	—	—	(60,685)	(58,316)	(1,152)	(3,204)	(123,357)
Balance, beginning of year	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of year	$—	$—	$25,073	$22,114	$—	$(4,299)	$42,888

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 26, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$23,702	$56,496	$(35,208)	$(97,827)	$(21,656)	$509	$(73,984)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	28,274	(28,274)	—
Capital expenditures	—	—	(1,148)	(41,019)	(6,298)	—	(48,465)
Net cash from (for) investing activities	—	—	(1,148)	(41,019)	21,976	(28,274)	(48,465)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	24,949	(53,223)	—	—	—	28,274	—
Net borrowings on revolving credit loans	—	—	—	85,000	—	—	85,000
Distributions paid to partners	(48,651)	—	—	—	—	516	(48,135)
Tax effect of units involved in treasury unit transactions	—	(1,369)	—	—	—	—	(1,369)
Payments related to tax withholding for equity compensation	—	(1,904)	—	—	—	—	(1,904)
Net cash from (for) financing activities	(23,702)	(56,496)	—	85,000	—	28,790	33,592
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	383	—	—	—	383
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	—	(35,973)	(53,846)	320	1,025	(88,474)
Balance, beginning of year	—	—	65,563	57,825	353	(1,025)	122,716
Balance, end of year	$—	$—	$29,590	$3,979	$673	$—	$34,242

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising, utilities and insurance, are relatively fixed and do not vary significantly with attendance.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition

•	Income Taxes
We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") effective January 1, 2018 using the modified retrospective method. The adoption of the standard did not have a material effect on the consolidated financial statements. Our accounting policy as a result of adopting ASU 2014-09 is discussed below. There were no other changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 during the first quarter of 2018.
Revenue Recognition and related receivables and contract liabilities
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online advanced purchase transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to our guests, typically food and merchandise, and we act as an agent, resulting in net revenue recorded within the income statement. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the income statement, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.
Income Taxes
The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act makes significant changes to U.S. tax law and, among other things, reduces federal corporate tax rates from 35% to 21%. The accounting treatment of these tax law changes is complex, and the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain tax effects of the Act. We recognized the provisional tax impacts related to the reduction in tax rates including the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory or accounting guidance that may be issued, and actions the Partnership may take as a result of the Act. We expect to complete our analysis of the effects of the Act within the measurement period in accordance with SAB 118.

Adjusted EBITDA:
We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Amended 2017 Credit Agreement and the 2013 Credit Agreement) is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 25, 2018 and March 26, 2017.

	Three months ended
(In thousands)	3/25/2018	3/26/2017
Net loss	$(83,400)	$(64,754)
Interest expense	19,762	18,914
Interest income	(226)	(32)
Benefit for taxes	(19,199)	(27,719)
Depreciation and amortization	5,521	5,365
EBITDA	(77,542)	(68,226)
Loss on early debt extinguishment	1,073	—
Net effect of swaps	(3,628)	301
Non-cash foreign currency (gain) loss	10,098	(2,679)
Non-cash equity compensation expense	2,968	3,417
Loss on impairment / retirement of fixed assets, net	1,340	1,526
Other (1)	169	192
Adjusted EBITDA	$(65,522)	$(65,469)

(1)
Consists of certain costs as defined in the Partnership's Amended 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses, costs associated with certain ride abandonment or relocation expenses, and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

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
Out-of-park revenues are defined as revenues from resort, marina, sponsorship, online advanced purchase transaction fees charged to customers and all other out-of-park operations.
Both in-park per capita spending and out-of-park revenues exclude amounts remitted for concessionaire arrangements.
Three months ended March 25, 2018

Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance, and administrative expenses at our ten seasonal amusement parks and two separately gated outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The fiscal three-month period ended March 25, 2018 consisted of a 13-week period and included a total of 92 operating days compared with 13 weeks and 88 operating days for the fiscal three-month period ended March 26, 2017. As of March 25, 2018 and March 26, 2017, four of our amusement parks were operating.

The following table presents key financial information for the three months ended March 25, 2018 and March 26, 2017:

	Three months ended	Three months ended	Increase (Decrease)
	3/25/2018	3/26/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$54,727	$48,318	$6,409	13.3%
Operating costs and expenses	123,513	117,388	6,125	5.2%
Depreciation and amortization	5,521	5,365	156	2.9%
Loss on impairment / retirement of fixed assets, net	1,340	1,526	(186)	N/M
Operating loss	$(75,647)	$(75,961)	$314	0.4%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(65,522)	$(65,469)	$(53)	(0.1)%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 33.
For the quarter ended March 25, 2018, net revenues increased by $6.4 million, to $54.7 million, from $48.3 million in the first quarter of 2017. This reflects an increase in attendance and a slight increase in in-park per capita spending. Out-of-park revenues decreased $0.5 million compared with the same period in the prior year. The increase in attendance was driven by higher season pass attendance at Knott's Berry Farm. The slight increase in in-park per capita spending was attributable to an increase in revenues from our food and beverage programs, as well as our premium product offerings, offset by decreases in other guest spending categories. The decrease in out-of-park revenues was attributable to prior period proceeds received during the first quarter of 2017 from a business interruption claim at Cedar Point. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not operating during the period.

Operating costs and expenses for the quarter increased 5.2%, or $6.1 million, to $123.5 million from $117.4 million in the first quarter of 2017. The increase is the result of a $4.5 million increase in operating expense, a $1.1 million increase in SG&A expense, and a $0.5 million increase in cost of goods sold. Operating expenses grew by $4.5 million primarily due to increased seasonal wages which were driven by both labor hour increases and hourly rate increases, increased operating expense attributable to disassembling attractions and decorations following the inaugural WinterFest holiday events at three parks, and to a lesser extent, increased maintenance expense and full-time wages attributable to both headcount and merit increases. We expect to continue to see higher labor costs during the current year due to both mandated and market wage rate adjustments. The $1.1 million increase in SG&A expense was primarily attributable to higher merchant fees and increased technology related costs. The increase in cost of goods sold was primarily related to the growth in our food and beverage programs. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the first quarter.

Depreciation and amortization expense for the quarter increased $0.2 million, or 2.9%, compared with the same period in the prior year due to growth in capital improvements over the past several years. For the first quarter of 2018, the loss on impairment / retirement of fixed assets was $1.3 million, reflecting the retirements of assets in the normal course of business at several of our properties.

After the items above, operating loss for the first quarter of 2018 decreased $0.3 million to $75.7 million compared with an operating loss of $76.0 million for the first quarter of 2017.

Interest expense for the first quarter of 2018 increased $0.8 million compared to the same period in the prior year due to an increase in outstanding term debt. We recognized a $1.1 million loss on early debt extinguishment during the current period attributable to the amendment of our 2017 Credit Agreement described in Note 5. The net effect of our swaps resulted in a benefit to earnings of $3.6 million for the first quarter of 2018 compared with a $0.3 million charge to earnings in the first quarter of 2017. The difference reflects the change in fair market value movements in our de-designated swap portfolio offset by the amortization of amounts in OCI for these swaps. During the current quarter, we also recognized a $10.1 million net charge to earnings for foreign currency gains and losses compared with a $2.7 million net benefit to earnings for the first quarter in 2017. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the first quarter of 2018, a benefit for taxes of $19.2 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a benefit for taxes recorded in the first quarter of 2017 of $27.7 million. This decrease in benefit for taxes relates largely to the decrease in the federal statutory income tax rate implemented by the Tax Cuts and Jobs Act which was signed into law during the fourth quarter of 2017.

After the items above, net loss for the current quarter totaled $83.4 million, or $1.49 per diluted limited partner unit, compared with a net loss of $64.8 million, or $1.16 per diluted limited partner unit, for the first quarter a year ago.

For the current quarter, our Adjusted EBITDA loss was comparable to the prior period. The comparability in Adjusted EBITDA loss is attributable to increased net revenues due to increased attendance offset by increased operating costs and expenses associated with labor, operating supplies and other planned spending.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2018 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.6 as of March 25, 2018 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels.
Operating Activities
During the three-month period ended March 25, 2018, net cash for operating activities was $55.2 million, a decrease of $18.8 million from the same period a year ago, primarily due to lower payments for interest and income taxes, as well as other changes in working capital.
Investing Activities
Net cash used for investing activities for the first three months of 2018 was $44.8 million, a decrease of $3.7 million compared with the same period in the prior year. This decrease reflects less planned capital expenditures in the current period.
Financing Activities
Net cash for financing activities for the first three months of 2018 was $21.9 million, a decrease of $55.5 million compared with the same period in the prior year. This decrease primarily reflects less borrowings on our revolving credit facility in the current period.

As of March 25, 2018, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan amortizes $7.5 million annually. We paid $15.0 million of amortization during the third quarter of 2017. Therefore, we have no current maturities as of March 25, 2018.

•
$40 million of borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million at March 25, 2018, we had $219.1 million of available borrowings under the revolving credit facility and cash on hand of $42.9 million.

As of March 25, 2018, we have four interest rate swap agreements that effectively convert $500 million of variable-rate debt to a fixed rate. These swaps, which mature on December 31, 2020 and fix LIBOR at a weighted average rate of 2.64%, are not designated as cash flow hedges. As of March 25, 2018, the fair market value of our derivative liability was $2.7 million and was recorded in "Derivative Liability."

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 25, 2018, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In accordance with the Amended 2017 Credit Agreement debt provisions, on February 28, 2018, we announced the declaration of a distribution of $0.89 per limited partner unit, which was paid on March 19, 2018. Also, on May 2, 2018, we announced the declaration of a distribution of $0.89 per limited partner unit, which will be payable on June 15, 2018.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 25, 2018. We have no other significant off-balance sheet financing arrangements.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of "Other comprehensive income (loss)" and reclassified into earnings in the period during which the hedged transaction affects earnings. Changes in fair value of derivative instruments that do not qualify as effective hedging activities are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that become ineffective is amortized over the remaining life of the interest rate swap and reported as a component of "Net effect of swaps" in the unaudited condensed consolidated statements of operations.

As of March 25, 2018, on an adjusted basis after giving affect to the impact of interest rate swap agreements, $1,450.0 million of our outstanding long-term debt represented fixed-rate debt and $235.0 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $5.5 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.4 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.5 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 25, 2018, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 25, 2018.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United State District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case will be remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until the second quarter of 2018. Based upon the information available, the Partnership believes the liability recorded as of March 25, 2018 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 25, 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 28	—	—	—	$—
January 29 - February 25	—	—	—	—
February 26 - March 25	30,294	$68.13	—	—
Total	30,294	$68.13	—	$—

(1)
All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (3.1)
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated June 1, 2017

Exhibit (10.1)
Amendment No. 1, dated March 14, 2018, to Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada's Wonderland Company and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 14, 2018.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 25, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 2, 2018	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 2, 2018	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer