Form 10-Q
period 2018-06-24
CEDAR FAIR L P
filed 2018-08-01
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of July 27, 2018
Units Representing Limited Partner Interests	56,440,139

Page 1 of 48 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	6/24/2018	12/31/2017	6/25/2017
ASSETS
Current Assets:
Cash and cash equivalents	$60,119	$166,245	$101,083
Receivables	85,379	37,722	83,377
Inventories	47,000	29,719	44,285
Prepaid advertising	22,210	3,031	18,779
Other current assets	18,434	10,266	14,785
	233,142	246,983	262,309
Property and Equipment:
Land	266,849	271,021	266,823
Land improvements	433,505	421,593	418,473
Buildings	728,243	693,899	699,548
Rides and equipment	1,804,512	1,740,653	1,723,960
Construction in progress	36,569	72,847	39,775
	3,269,678	3,200,013	3,148,579
Less accumulated depreciation	(1,650,680)	(1,614,241)	(1,539,953)
	1,618,998	1,585,772	1,608,626
Goodwill	180,186	183,830	180,370
Other Intangibles, net	36,991	38,064	37,653
Other Assets	9,899	9,510	20,499
	$2,079,216	$2,064,159	$2,109,457
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,875	$—	$7,500
Accounts payable	49,551	24,621	45,374
Deferred revenue	211,173	86,131	193,338
Accrued interest	9,265	8,124	9,735
Accrued taxes	12,740	43,975	30,352
Accrued salaries, wages and benefits	26,228	18,740	24,955
Self-insurance reserves	25,272	25,107	26,860
Other accrued liabilities	24,395	18,796	16,706
	360,499	225,494	354,820
Deferred Tax Liability	93,474	74,798	116,797
Derivative Liability	—	8,722	18,166
Other Liabilities	10,982	11,684	12,423
Long-Term Debt:
Revolving credit loans	25,000	—	—
Term debt	722,186	723,788	731,258
Notes	937,146	936,727	936,633
	1,684,332	1,660,515	1,667,891
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(2)	—	(1)
Limited partners, 56,441, 56,359 and 56,240 units outstanding at June 24, 2018, December 31, 2017 and June 25, 2017, respectively	(86,435)	81,589	(70,915)
Accumulated other comprehensive income (loss)	11,076	(3,933)	4,986
	(70,071)	82,946	(60,640)
	$2,079,216	$2,064,159	$2,109,457

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	6/24/2018	6/25/2017	6/24/2018	6/25/2017
Net revenues:
Admissions	$204,447	$214,881	$231,168	$237,444
Food, merchandise and games	129,947	133,167	151,002	151,375
Accommodations, extra-charge products and other	45,922	44,750	52,873	52,297
	380,316	392,798	435,043	441,116
Costs and expenses:
Cost of food, merchandise, and games revenues	35,018	34,249	41,021	39,729
Operating expenses	167,417	160,380	256,245	244,669
Selling, general and administrative	54,041	51,860	82,723	79,479
Depreciation and amortization	52,219	50,812	57,740	56,177
Loss on impairment / retirement of fixed assets, net	3,372	184	4,712	1,710
	312,067	297,485	442,441	421,764
Operating income (loss)	68,249	95,313	(7,398)	19,352
Interest expense	21,337	21,920	41,099	40,834
Net effect of swaps	(906)	4,368	(4,534)	4,669
Loss on early debt extinguishment	—	23,115	1,073	23,115
Loss (gain) on foreign currency	14,984	(3,183)	25,078	(5,854)
Other income	(139)	(16)	(488)	(48)
Income (loss) before taxes	32,973	49,109	(69,626)	(43,364)
Provision (benefit) for taxes	13,730	17,741	(5,469)	(9,978)
Net income (loss)	19,243	31,368	(64,157)	(33,386)
Net income (loss) allocated to general partner	—	1	(1)	—
Net income (loss) allocated to limited partners	$19,243	$31,367	$(64,156)	$(33,386)

Net income (loss)	$19,243	$31,368	$(64,157)	$(33,386)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	6,662	(1,282)	11,266	(1,942)
Unrealized gain on cash flow hedging derivatives	2,116	1,993	4,134	3,987
Other comprehensive income, (net of tax)	8,778	711	15,400	2,045
Total comprehensive income (loss)	$28,021	$32,079	$(48,757)	$(31,341)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,231	56,076	56,192	56,025
Net income (loss) per limited partner unit	$0.34	$0.56	$(1.14)	$(0.60)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,727	56,598	56,192	56,025
Net income (loss) per limited partner unit	$0.34	$0.55	$(1.14)	$(0.60)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Six months ended
	6/24/2018	6/25/2017
Limited Partnership Units Outstanding
Beginning balance	56,359	56,201
Limited partnership unit options exercised	6	10
Limited partnership unit forfeitures	(2)	(2)
Issuance of limited partnership units as compensation	78	31
	56,441	56,240
Limited Partners’ Equity
Beginning balance	$81,589	$52,288
Net loss	(64,156)	(33,386)
Partnership distribution declared ($1.78 and $1.71 per limited partnership unit)	(100,557)	(96,329)
Reclassification of stranded tax effect	391	—
Expense recognized for limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,045)	(1,377)
Issuance of limited partnership units as compensation	(782)	7,889
	(86,435)	(70,915)
General Partner’s Equity
Beginning balance	—	—
Net loss	(1)	—
Partnership distribution declared	(1)	(1)
	(2)	(1)
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	4,042	18,891
Period activity, net of tax $2,302 and $0	11,266	(1,942)
	15,308	16,949
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(7,975)	(15,950)
Period activity, net of tax ($596) and ($742)	4,134	3,987
Reclassification of stranded tax effect	(391)	—
	(4,232)	(11,963)
	11,076	4,986
Total Partners’ Equity	$(70,071)	$(60,640)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	6/24/2018	6/25/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,157)	$(33,386)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	57,740	56,177
Loss on early debt extinguishment	1,073	23,115
Non-cash foreign currency (gain) loss on debt	26,541	(5,541)
Other non-cash expenses	24,123	24,410
Net change in working capital	40,996	22,598
Net change in other assets/liabilities	(551)	296
Net cash from operating activities	85,765	87,669
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(100,637)	(123,694)
Net cash for investing activities	(100,637)	(123,694)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	25,000	—
Term debt borrowings	—	750,000
Note borrowings	—	500,000
Term debt payments	—	(602,850)
Note payments, including amounts paid for early termination	—	(515,458)
Distributions paid to partners	(100,558)	(96,330)
Payment of debt issuance costs and original issue discount	(2,512)	(18,381)
Exercise of limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,045)	(1,377)
Payments related to tax withholding for equity compensation	(6,930)	(2,053)
Net cash from (for) financing activities	(87,920)	13,551
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,334)	841
CASH AND CASH EQUIVALENTS
Net decrease for the period	(106,126)	(21,633)
Balance, beginning of period	166,245	122,716
Balance, end of period	$60,119	$101,083
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$39,854	$40,103
Interest capitalized	1,771	1,536
Cash payments for income taxes, net of refunds	11,101	12,534
Capital expenditures in accounts payable	7,859	5,955
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 24, 2018 AND JUNE 25, 2017

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

(1) Significant Accounting and Reporting Policies:
Except for the changes described below, the Partnership’s unaudited condensed consolidated financial statements for the periods ended June 24, 2018 and June 25, 2017 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, which were included in the Form 10-K filed on February 23, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

Of the $86.1 million of deferred revenue recorded as of January 1, 2018, 88% was related to season-long products. The remainder was related to deferred online advanced purchase transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Most deferred revenue outstanding as of January 1, 2018 will be recognized by December 31, 2018 with the exception of an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. During the six months ended June 24, 2018, approximately $35.8 million of the deferred revenue balance as of January 1, 2018 was recognized. The difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period is attributable to additional sales for the current year's operating season offset by revenue recognized during the first six months of 2018.

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

With the exception of the long-term deferred revenue described above, the Partnership's contracts with customers have an original duration of one year or less. For these short-term contracts, the Partnership uses the practical expedient, a relief provided in the accounting standard to simplify compliance, applicable to such contracts and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. Further, the Partnership has elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, the Partnership has elected not to adjust consideration for the effects of significant financing components in the form of installment purchase plans as the period between when the entity transfers the promised service to the customer and when the customer pays for that service does not exceed one year.
Reclassifications
Certain prior year prepaid supplies amounts of $1.0 million have been reclassified to inventory in the unaudited condensed consolidated balance sheet for the period ended June 25, 2017 to conform to fiscal 2018 presentation.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU change the accounting applied by a lessor. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The ASU can be adopted using either the modified retrospective approach, which requires application of the new standard at the beginning of the earliest comparative period presented, or the alternative approach, which requires application of the new standard at the beginning of the standard's effective date. The Partnership expects to adopt this standard in the first quarter of 2019 using the alternative approach. While the Partnership is still in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures, the Partnership anticipates recognizing a right-of-use asset and corresponding lease liability on the consolidated balance sheet for the Santa Clara land lease, as well as other operating leases, upon adoption.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Comprehensive Income ("ASU 2018-02"). The ASU allows a reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, and the amendments can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Partnership elected to adopt ASU 2018-02 in the first quarter of 2018. The amendment was applied in the period of adoption and resulted in a $0.4 million reclassification from accumulated other comprehensive income to limited partners' equity during the first quarter ended March 25, 2018.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Five of the seasonal properties are open approximately 25 to 30 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of June 24, 2018, $9.0 million as of December 31, 2017 and $17.0 million as of June 25, 2017).

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of June 24, 2018, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 24, 2018 and June 25, 2017 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance at December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(3,644)	—	(3,644)
Balance at June 24, 2018	$260,054	$(79,868)	$180,186

Balance at December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	710	—	710
Balance at June 25, 2017	$260,238	$(79,868)	$180,370

As of June 24, 2018, December 31, 2017, and June 25, 2017, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 24, 2018
Other intangible assets:
Trade names	$35,720	$—	$35,720
License / franchise agreements	3,357	(2,086)	1,271
Total other intangible assets	$39,077	$(2,086)	$36,991

December 31, 2017
Other intangible assets:
Trade names	$36,531	$—	$36,531
License / franchise agreements	3,360	(1,827)	1,533
Total other intangible assets	$39,891	$(1,827)	$38,064

June 25, 2017
Other intangible assets:
Trade names	$35,761	$—	$35,761
License / franchise agreements	3,308	(1,416)	1,892
Total other intangible assets	$39,069	$(1,416)	$37,653

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of June 24, 2018, December 31, 2017, and June 25, 2017 consisted of the following:

(In thousands)	June 24, 2018	December 31, 2017	June 25, 2017

Revolving credit facility (due 2022)	$25,000	$—	$—
Term debt (1)
April 2017 U.S. term loan averaging 3.54% (due 2017-2024)	735,000	735,000	750,000
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	500,000	500,000
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
	1,710,000	1,685,000	1,700,000
Less current portion	(1,875)	—	(7,500)
	1,708,125	1,685,000	1,692,500
Less debt issuance costs and original issue discount	(23,793)	(24,485)	(24,609)
	$1,684,332	$1,660,515	$1,667,891

(1)	The average interest rate is calculated over the life of the instrument and does not reflect the effect of interest rate swap agreements (see Note 6).
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

Concurrently with the April 2017 notes issuance, the Partnership amended and restated its existing $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and amortizes at $7.5 million annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

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

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of June 24, 2018, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

During the first quarter of 2016, the Partnership amended its four interest rate swap agreements to extend each of the maturities to December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. During the second quarter of 2018, the Partnership entered into four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the swap portfolio was recorded in the unaudited condensed consolidated balance sheets within "Other Assets" as of June 24, 2018 and within "Derivative Liability" as of December 31, 2017 and June 25, 2017 as follows:

(In thousands)	June 24, 2018	December 31, 2017	June 25, 2017
Derivatives not designated as hedging instruments:
Interest rate swaps	$542	$(8,722)	$(18,166)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI for these agreements are being amortized into earnings through the original December 31, 2018 maturity. As of June 24, 2018, approximately $4.7 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, all of which will be reclassified to earnings within the next twelve months.
The gains (losses) recognized in income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" within the income statement for the periods presented as follows:

	Three months ended		Six months ended
(In thousands)	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Change in fair market value	$3,271	$(2,003)	$9,264	$60
Amortization of amounts in AOCI	(2,365)	(2,365)	(4,730)	(4,729)
Net effect of swaps	$906	$(4,368)	$4,534	$(4,669)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of June 24, 2018, December 31, 2017, and June 25, 2017 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	June 24, 2018		December 31, 2017		June 25, 2017
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$932	$932	$736	$736	—	—
Interest rate swaps	Other Assets (Derivative Liability)	Level 2	$542	$542	$(8,722)	$(8,722)	$(18,166)	$(18,166)
Other financial assets (liabilities):
April 2017 term debt	Long-Term Debt (1)	Level 2	$(733,125)	$(736,791)	$(735,000)	$(742,350)	$(742,500)	$(747,141)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(451,125)	$(450,000)	$(469,125)	$(450,000)	$(475,875)
April 2017 notes	Long-Term Debt (1)	Level 1(2)	$(500,000)	$(496,250)	$(500,000)	$(525,000)	$(500,000)	$(529,375)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $23.8 million, $24.5 million, and $24.6 million as of June 24, 2018, December 31, 2017, and June 25, 2017, respectively.

(2)	The April 2017 notes were based on Level 1 inputs as of June 24, 2018 and Level 2 inputs as of December 31, 2017 and June 25, 2017.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 24, 2018 or June 25, 2017.

(8) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended
	6/24/2018	6/25/2017	6/24/2018	6/25/2017
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,231	56,076	56,192	56,025
Effect of dilutive units:
Deferred units	46	40	—	—
Restricted units	277	288	—	—
Unit options	173	194	—	—
Diluted weighted average units outstanding	56,727	56,598	56,192	56,025
Net income (loss) per unit - basic	$0.34	$0.56	$(1.14)	$(0.60)
Net income (loss) per unit - diluted	$0.34	$0.55	$(1.14)	$(0.60)

(9) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. In addition to income taxes on its corporate subsidiaries, the Partnership is subject to a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise, and games). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its subsidiaries.

As of the end of the second quarter of 2018, the Partnership has recorded $0.7 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

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

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the three months ended June 24, 2018 and June 25, 2017:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at March 25, 2018	$(6,348)	$8,646	$2,298

Other comprehensive income before reclassifications, net of tax $1,157	—	6,662	6,662

Amounts reclassified from accumulated other comprehensive income, net of tax ($249)	2,116	—	2,116

Net other comprehensive income	2,116	6,662	8,778

Balance at June 24, 2018	$(4,232)	$15,308	$11,076

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at March 26, 2017	$(13,956)	$18,231	$4,275

Other comprehensive income before reclassifications	—	(1,282)	(1,282)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371)	1,993	—	1,993

Net other comprehensive income	1,993	(1,282)	711

Balance at June 25, 2017	$(11,963)	$16,949	$4,986

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 6/24/2018	Three months ended 6/25/2017
Interest rate contracts	$2,365	$2,364	Net effect of swaps
Provision for taxes	(249)	(371)	Provision (benefit) for taxes
Losses on cash flow hedges	$2,116	$1,993	Net of tax

The following tables reflect the changes in accumulated other comprehensive income related to limited partners' equity for the six months ended June 24, 2018 and June 25, 2017:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2017	$(7,975)	$4,042	$(3,933)

Other comprehensive income before reclassifications, net of tax $2,302	—	11,266	11,266

Amounts reclassified from accumulated other comprehensive income, net of tax ($596)	4,134	—	4,134

Net other comprehensive income	4,134	11,266	15,400

Reclassification of stranded tax effect	(391)	—	(391)

Balance at June 24, 2018	$(4,232)	$15,308	$11,076

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(1,942)	(1,942)

Amounts reclassified from accumulated other comprehensive income, net of tax ($742)	3,987	—	3,987

Net other comprehensive income	3,987	(1,942)	2,045

Balance at June 25, 2017	$(11,963)	$16,949	$4,986

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Six months ended 6/24/2018	Six months ended 6/25/2017
Interest rate contracts	$4,730	$4,729	Net effect of swaps
Provision for taxes	(596)	(742)	Provision (benefit) for taxes
Losses on cash flow hedges	$4,134	$3,987	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 24, 2018, December 31, 2017, and June 25, 2017 and for the three- and six-month periods ended June 24, 2018 and June 25, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$38,934	$21,874	$(689)	$60,119
Receivables	—	1,198	66,120	869,175	(851,114)	85,379
Inventories	—	—	3,821	43,179	—	47,000
Other current assets	398	3,293	2,429	36,476	(1,952)	40,644
	398	4,491	111,304	970,704	(853,755)	233,142
Property and Equipment, net	—	819	174,962	1,443,217	—	1,618,998
Investment in Park	476,659	1,009,725	243,201	186,540	(1,916,125)	—
Goodwill	674	—	59,907	119,605	—	180,186
Other Intangibles, net	—	—	13,362	23,629	—	36,991
Other Assets	74	467	38	9,320	—	9,899
	$477,805	$1,015,502	$602,774	$2,753,015	$(2,769,880)	$2,079,216
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$328	$—	$1,547	$—	$1,875
Accounts payable	542,730	313,605	5,069	39,950	(851,803)	49,551
Deferred revenue	—	—	20,950	190,223	—	211,173
Accrued interest	137	92	1,571	7,465	—	9,265
Accrued taxes	1,453	—	3,668	9,571	(1,952)	12,740
Accrued salaries, wages and benefits	—	23,837	2,391	—	—	26,228
Self-insurance reserves	—	10,355	1,482	13,435	—	25,272
Other accrued liabilities	3,556	7,014	670	13,155	—	24,395
	547,876	355,231	35,801	275,346	(853,755)	360,499
Deferred Tax Liability	—	22	11,507	81,945	—	93,474
Other Liabilities	—	839	—	10,143	—	10,982
Long-Term Debt:
Revolving credit loans	—	—	—	25,000	—	25,000
Term debt	—	127,075	—	595,111	—	722,186
Notes	—	—	445,790	491,356	—	937,146
	—	127,075	445,790	1,111,467	—	1,684,332

Equity	(70,071)	532,335	109,676	1,274,114	(1,916,125)	(70,071)
	$477,805	$1,015,502	$602,774	$2,753,015	$(2,769,880)	$2,079,216

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$49,488	$52,298	$(703)	$101,083
Receivables	—	1,285	37,080	778,142	(733,130)	83,377
Inventories	—	—	3,688	40,597	—	44,285
Other current assets	376	374	2,707	31,465	(1,358)	33,564
	376	1,659	92,963	902,502	(735,191)	262,309
Property and Equipment, net	—	851	176,352	1,431,423	—	1,608,626
Investment in Park	399,003	866,792	207,621	157,018	(1,630,434)	—
Goodwill	674	—	60,090	119,606	—	180,370
Other Intangibles, net	—	—	13,409	24,244	—	37,653
Deferred Tax Asset	—	22,137	—	—	(22,137)	—
Other Assets	—	2,000	107	18,392	—	20,499
	$400,053	$893,439	$550,542	$2,653,185	$(2,387,762)	$2,109,457
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,310	$—	$6,190	$—	$7,500
Accounts payable	445,741	292,715	4,514	36,237	(733,833)	45,374
Deferred revenue	—	—	20,046	173,292	—	193,338
Accrued interest	346	230	1,668	7,491	—	9,735
Accrued taxes	724	12,079	—	18,907	(1,358)	30,352
Accrued salaries, wages and benefits	—	22,918	2,037	—	—	24,955
Self-insurance reserves	—	11,900	1,448	13,512	—	26,860
Other accrued liabilities	2,982	3,979	808	8,937	—	16,706
	449,793	345,131	30,521	264,566	(735,191)	354,820
Deferred Tax Liability	—	—	13,584	125,350	(22,137)	116,797
Derivative Liability	10,900	7,266	—	—	—	18,166
Other Liabilities	—	1,262	—	11,161	—	12,423
Long-Term Debt:
Term debt	—	128,533	—	602,725	—	731,258
Notes	—	—	445,062	491,571	—	936,633
	—	128,533	445,062	1,094,296	—	1,667,891

Equity	(60,640)	411,247	61,375	1,157,812	(1,630,434)	(60,640)
	$400,053	$893,439	$550,542	$2,653,185	$(2,387,762)	$2,109,457

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$23,937	$91,527	$29,648	$360,832	$(125,628)	$380,316
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	3,184	31,834	—	35,018
Operating expenses	—	93,036	14,254	185,755	(125,628)	167,417
Selling, general and administrative	926	15,638	3,556	33,921	—	54,041
Depreciation and amortization	—	8	5,940	46,271	—	52,219
Loss on impairment / retirement of fixed assets, net	—	—	27	3,345	—	3,372
	926	108,682	26,961	301,126	(125,628)	312,067
Operating income (loss)	23,011	(17,155)	2,687	59,706	—	68,249
Interest expense, net	5,736	4,592	6,068	4,886	—	21,282
Net effect of swaps	(324)	(582)	—	—	—	(906)
Loss on foreign currency	—	62	14,922	—	—	14,984
Other (income) expense	64	(22,751)	932	21,671	—	(84)
(Income) loss from investment in affiliates	(4,198)	(2,531)	(8,982)	13,602	2,109	—
Income (loss) before taxes	21,733	4,055	(10,253)	19,547	(2,109)	32,973
Provision (benefit) for taxes	2,490	(143)	3,346	8,037	—	13,730
Net income (loss)	$19,243	$4,198	$(13,599)	$11,510	$(2,109)	$19,243
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	6,662	—	6,662	—	(6,662)	6,662
Unrealized gain on cash flow hedging derivatives	2,116	727	—	—	(727)	2,116
Other comprehensive income, (net of tax)	8,778	727	6,662	—	(7,389)	8,778
Total comprehensive income (loss)	$28,021	$4,925	$(6,937)	$11,510	$(9,498)	$28,021

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$13,170	$92,381	$29,919	$410,619	$(111,046)	$435,043
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	3,184	37,837	—	41,021
Operating expenses	—	135,707	19,970	211,614	(111,046)	256,245
Selling, general and administrative	1,685	30,088	4,236	46,714	—	82,723
Depreciation and amortization	—	16	5,940	51,784	—	57,740
Loss on impairment / retirement of fixed assets, net	—	—	67	4,645	—	4,712
	1,685	165,811	33,397	352,594	(111,046)	442,441
Operating income (loss)	11,485	(73,430)	(3,478)	58,025	—	(7,398)
Interest expense, net	10,640	8,959	11,651	9,568	—	40,818
Net effect of swaps	(2,531)	(2,003)	—	—	—	(4,534)
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	21	25,057	—	—	25,078
Other (income) expense	123	(32,555)	1,786	30,439	—	(207)
(Income) loss from investment in affiliates	64,330	26,284	(5,069)	34,187	(119,732)	—
Loss before taxes	(61,077)	(74,323)	(36,903)	(17,055)	119,732	(69,626)
Provision (benefit) for taxes	3,080	(9,994)	(2,716)	4,161	—	(5,469)
Net loss	$(64,157)	$(64,329)	$(34,187)	$(21,216)	$119,732	$(64,157)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	11,266	—	11,266	—	(11,266)	11,266
Unrealized gain on cash flow hedging derivatives	4,134	1,357	—	—	(1,357)	4,134
Other comprehensive income, (net of tax)	15,400	1,357	11,266	—	(12,623)	15,400
Total comprehensive loss	$(48,757)	$(62,972)	$(22,921)	$(21,216)	$107,109	$(48,757)

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$56,049	$48,573	$2,897	$(21,498)	$(256)	$85,765
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(37,892)	31,123	6,769	—
Capital expenditures	—	—	(8,495)	(92,142)	—	(100,637)
Net cash for investing activities	—	—	(46,387)	(61,019)	6,769	(100,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	45,171	(38,402)	—	—	(6,769)	—
Net borrowings on revolving credit loans	—	—	—	25,000	—	25,000
Distributions paid to partners	(101,220)	—	—	—	662	(100,558)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,191)	—	(2,512)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,045)	—	—	—	(3,045)
Payments related to tax withholding for equity compensation	—	(6,930)	—	—	—	(6,930)
Net cash from (for) financing activities	(56,049)	(48,573)	—	22,809	(6,107)	(87,920)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,334)	—	—	(3,334)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(46,824)	(59,708)	406	(106,126)
Balance, beginning of period	—	—	85,758	81,582	(1,095)	166,245
Balance, end of period	$—	$—	$38,934	$21,874	$(689)	$60,119

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$45,988	$53,765	$829	$(12,262)	$(651)	$87,669
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(157,407)	157,407	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Capital expenditures	—	(25)	(3,891)	(119,778)	—	(123,694)
Net cash from (for) investing activities	338,000	15,475	(3,891)	(130,685)	(342,593)	(123,694)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	17,329	140,078	—	—	(157,407)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(124,244)	(13,854)	(464,752)	—	(602,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(97,303)	—	—	—	973	(96,330)
Payment of debt issuance costs	—	(1,200)	—	(17,181)	—	(18,381)
Tax effect of units involved in treasury unit transactions	—	(1,377)	—	—	—	(1,377)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	(2,053)
Net cash from (for) financing activities	(383,988)	(69,240)	(13,854)	137,067	343,566	13,551
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	841	—	—	841
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(16,075)	(5,880)	322	(21,633)
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$49,488	$52,298	$(703)	$101,083

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of June 24, 2018, December 31, 2017, and June 25, 2017 and for the three- and six-month periods ended June 24, 2018 and June 25, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$38,934	$19,014	$2,860	$(689)	$60,119
Receivables	—	1,198	66,120	55,433	813,742	(851,114)	85,379
Inventories	—	—	3,821	35,343	7,836	—	47,000
Other current assets	398	3,293	2,429	30,599	5,877	(1,952)	40,644
	398	4,491	111,304	140,389	830,315	(853,755)	233,142
Property and Equipment, net	—	819	174,962	—	1,443,217	—	1,618,998
Investment in Park	476,659	1,009,725	243,201	1,464,956	186,539	(3,381,080)	—
Goodwill	674	—	59,907	8,388	111,217	—	180,186
Other Intangibles, net	—	—	13,362	—	23,629	—	36,991
Other Assets	74	467	38	251	9,069	—	9,899
	$477,805	$1,015,502	$602,774	$1,613,984	$2,603,986	$(4,234,835)	$2,079,216
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$328	$—	$1,547	$—	$—	$1,875
Accounts payable	542,730	313,605	5,069	33,393	6,557	(851,803)	49,551
Deferred revenue	—	—	20,950	141,272	48,951	—	211,173
Accrued interest	137	92	1,571	7,465	—	—	9,265
Accrued taxes	1,453	—	3,668	7,515	2,056	(1,952)	12,740
Accrued salaries, wages and benefits	—	23,837	2,391	—	—	—	26,228
Self-insurance reserves	—	10,355	1,482	11,348	2,087	—	25,272
Other accrued liabilities	3,556	7,014	670	8,991	4,164	—	24,395
	547,876	355,231	35,801	211,531	63,815	(853,755)	360,499
Deferred Tax Liability	—	22	11,507	—	81,945	—	93,474
Other Liabilities	—	839	—	87	10,056	—	10,982
Long-Term Debt:
Revolving credit loans	—	—	—	25,000	—	—	25,000
Term debt	—	127,075	—	595,111	—	—	722,186
Notes	—	—	445,790	491,356	—	—	937,146
	—	127,075	445,790	1,111,467	—	—	1,684,332

Equity	(70,071)	532,335	109,676	290,899	2,448,170	(3,381,080)	(70,071)
	$477,805	$1,015,502	$602,774	$1,613,984	$2,603,986	$(4,234,835)	$2,079,216

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$49,488	$47,881	$4,417	$(703)	$101,083
Receivables	—	1,285	37,080	54,523	723,619	(733,130)	83,377
Inventories	—	—	3,688	33,329	7,268	—	44,285
Other current assets	376	374	2,707	25,529	5,936	(1,358)	33,564
	376	1,659	92,963	161,262	741,240	(735,191)	262,309
Property and Equipment, net	—	851	176,352	—	1,431,423	—	1,608,626
Investment in Park	399,003	866,792	207,621	1,347,002	157,018	(2,977,436)	—
Goodwill	674	—	60,090	8,388	111,218	—	180,370
Other Intangibles, net	—	—	13,409	—	24,244	—	37,653
Deferred Tax Asset	—	22,137	—	—	—	(22,137)	—
Other Assets	—	2,000	107	984	17,408	—	20,499
	$400,053	$893,439	$550,542	$1,517,636	$2,482,551	$(3,734,764)	$2,109,457
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,310	$—	$6,190	$—	$—	$7,500
Accounts payable	445,741	292,715	4,514	29,366	6,871	(733,833)	45,374
Deferred revenue	—	—	20,046	124,530	48,762	—	193,338
Accrued interest	346	230	1,668	7,491	—	—	9,735
Accrued taxes	724	12,079	—	7,618	11,289	(1,358)	30,352
Accrued salaries, wages and benefits	—	22,918	2,037	—	—	—	24,955
Self-insurance reserves	—	11,900	1,448	11,285	2,227	—	26,860
Other accrued liabilities	2,982	3,979	808	6,257	2,680	—	16,706
	449,793	345,131	30,521	192,737	71,829	(735,191)	354,820
Deferred Tax Liability	—	—	13,584	—	125,350	(22,137)	116,797
Derivative Liability	10,900	7,266	—	—	—	—	18,166
Other Liabilities	—	1,262	—	216	10,945	—	12,423
Long-Term Debt:
Term debt	—	128,533	—	602,725	—	—	731,258
Notes	—	—	445,062	491,571	—	—	936,633
	—	128,533	445,062	1,094,296	—	—	1,667,891

Equity	(60,640)	411,247	61,375	230,387	2,274,427	(2,977,436)	(60,640)
	$400,053	$893,439	$550,542	$1,517,636	$2,482,551	$(3,734,764)	$2,109,457

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$23,937	$91,527	$29,648	$279,133	$118,781	$(162,710)	$380,316
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,184	25,595	6,239	—	35,018
Operating expenses	—	93,036	14,254	211,865	10,972	(162,710)	167,417
Selling, general and administrative	926	15,638	3,556	27,351	6,570	—	54,041
Depreciation and amortization	—	8	5,940	—	46,271	—	52,219
Loss on impairment / retirement of fixed assets, net	—	—	27	795	2,550	—	3,372
	926	108,682	26,961	265,606	72,602	(162,710)	312,067
Operating income (loss)	23,011	(17,155)	2,687	13,527	46,179	—	68,249
Interest (income) expense, net	5,736	4,592	6,068	13,046	(8,160)	—	21,282
Net effect of swaps	(324)	(582)	—	—	—	—	(906)
Loss on foreign currency	—	62	14,922	—	—	—	14,984
Other (income) expense	64	(22,751)	932	—	21,671	—	(84)
(Income) loss from investment in affiliates	(4,198)	(2,531)	(8,982)	—	13,602	2,109	—
Income (loss) before taxes	21,733	4,055	(10,253)	481	19,066	(2,109)	32,973
Provision (benefit) for taxes	2,490	(143)	3,346	481	7,556	—	13,730
Net income (loss)	$19,243	$4,198	$(13,599)	$—	$11,510	$(2,109)	$19,243
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	6,662	—	6,662	—	—	(6,662)	6,662
Unrealized gain on cash flow hedging derivatives	2,116	727	—	—	—	(727)	2,116
Other comprehensive income, (net of tax)	8,778	727	6,662	—	—	(7,389)	8,778
Total comprehensive income (loss)	$28,021	$4,925	$(6,937)	$—	$11,510	$(9,498)	$28,021

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$28,811	$93,601	$27,825	$284,229	$129,395	$(171,063)	$392,798
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,834	24,923	6,492	—	34,249
Operating expenses	—	88,841	12,770	218,048	11,784	(171,063)	160,380
Selling, general and administrative	1,033	15,111	3,307	26,184	6,225	—	51,860
Depreciation and amortization	—	9	5,011	—	45,792	—	50,812
(Gain) loss on impairment / retirement of fixed assets, net	—	—	10	277	(103)	—	184
	1,033	103,961	23,932	269,432	70,190	(171,063)	297,485
Operating income (loss)	27,778	(10,360)	3,893	14,797	59,205	—	95,313
Interest (income) expense, net	5,259	4,280	6,260	11,158	(5,053)	—	21,904
Net effect of swaps	2,590	1,778	—	—	—	—	4,368
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	—	23,115
Gain on foreign currency	—	—	(3,183)	—	—	—	(3,183)
Other (income) expense	63	(14,683)	820	—	13,800	—	—
Income from investment in affiliates	(24,802)	(31,496)	(11,890)	—	(11,367)	79,555	—
Income before taxes	32,895	21,573	11,688	683	61,825	(79,555)	49,109
Provision (benefit) for taxes	1,527	(3,230)	317	683	18,444	—	17,741
Net income	$31,368	$24,803	$11,371	$—	$43,381	$(79,555)	$31,368
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,282)	—	(1,282)	—	—	1,282	(1,282)
Unrealized gain on cash flow hedging derivatives	1,993	606	—	—	—	(606)	1,993
Other comprehensive income (loss), (net of tax)	711	606	(1,282)	—	—	676	711
Total comprehensive income	$32,079	$25,409	$10,089	$—	$43,381	$(78,879)	$32,079

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$13,170	$92,381	$29,919	$332,864	$120,487	$(153,778)	$435,043
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,184	31,494	6,343	—	41,021
Operating expenses	—	135,707	19,970	234,485	19,861	(153,778)	256,245
Selling, general and administrative	1,685	30,088	4,236	38,994	7,720	—	82,723
Depreciation and amortization	—	16	5,940	—	51,784	—	57,740
Loss on impairment / retirement of fixed assets, net	—	—	67	1,446	3,199	—	4,712
	1,685	165,811	33,397	306,419	88,907	(153,778)	442,441
Operating income (loss)	11,485	(73,430)	(3,478)	26,445	31,580	—	(7,398)
Interest (income) expense, net	10,640	8,959	11,651	24,599	(15,031)	—	40,818
Net effect of swaps	(2,531)	(2,003)	—	—	—	—	(4,534)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	21	25,057	—	—	—	25,078
Other (income) expense	123	(32,555)	1,786	—	30,439	—	(207)
(Income) loss from investment in affiliates	64,330	26,284	(5,069)	—	34,187	(119,732)	—
Income (loss) before taxes	(61,077)	(74,323)	(36,903)	960	(18,015)	119,732	(69,626)
Provision (benefit) for taxes	3,080	(9,994)	(2,716)	960	3,201	—	(5,469)
Net loss	$(64,157)	$(64,329)	$(34,187)	$—	$(21,216)	$119,732	$(64,157)
Other comprehensive income, (net of tax):
Cumulative foreign currency translation adjustment	11,266	—	11,266	—	—	(11,266)	11,266
Unrealized gain on cash flow hedging derivatives	4,134	1,357	—	—	—	(1,357)	4,134
Other comprehensive income, (net of tax)	15,400	1,357	11,266	—	—	(12,623)	15,400
Total comprehensive loss	$(48,757)	$(62,972)	$(22,921)	$—	$(21,216)	$107,109	$(48,757)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$22,673	$93,310	$28,178	$331,207	$133,177	$(167,429)	$441,116
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	2,834	30,236	6,659	—	39,729
Operating expenses	—	129,433	18,074	244,366	20,225	(167,429)	244,669
Selling, general and administrative	1,927	29,606	4,053	37,077	6,816	—	79,479
Depreciation and amortization	—	17	5,013	—	51,147	—	56,177
Loss on impairment / retirement of fixed assets, net	—	—	455	773	482	—	1,710
	1,927	159,056	30,429	312,452	85,329	(167,429)	421,764
Operating income (loss)	20,746	(65,746)	(2,251)	18,755	47,848	—	19,352
Interest (income) expense, net	13,428	9,588	12,165	14,580	(8,975)	—	40,786
Net effect of swaps	2,740	1,929	—	—	—	—	4,669
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	—	23,115
Gain on foreign currency	—	—	(5,854)	—	—	—	(5,854)
Other (income) expense	125	(29,947)	1,477	—	28,345	—	—
(Income) loss from investment in affiliates	23,864	(10,892)	(7,546)	—	(270)	(5,156)	—
Income (loss) before taxes	(31,184)	(44,612)	(2,691)	1,219	28,748	5,156	(43,364)
Provision (benefit) for taxes	2,202	(20,749)	(2,959)	1,219	10,309	—	(9,978)
Net income (loss)	$(33,386)	$(23,863)	$268	$—	$18,439	$5,156	$(33,386)
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(1,942)	—	(1,942)	—	—	1,942	(1,942)
Unrealized gain on cash flow hedging derivatives	3,987	1,211	—	—	—	(1,211)	3,987
Other comprehensive income (loss), (net of tax)	2,045	1,211	(1,942)	—	—	731	2,045
Total comprehensive income (loss)	$(31,341)	$(22,652)	$(1,674)	$—	$18,439	$5,887	$(31,341)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$56,049	$48,573	$2,897	$(13,826)	$(7,672)	$(256)	$85,765
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(37,892)	—	31,123	6,769	—
Capital expenditures	—	—	(8,495)	(70,399)	(21,743)	—	(100,637)
Net cash from (for) investing activities	—	—	(46,387)	(70,399)	9,380	6,769	(100,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	45,171	(38,402)	—	—	—	(6,769)	—
Net borrowings on revolving credit loans	—	—	—	25,000	—	—	25,000
Distributions paid to partners	(101,220)	—	—	—	—	662	(100,558)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,191)	—	—	(2,512)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,045)	—	—	—	—	(3,045)
Payments related to tax withholding for equity compensation	—	(6,930)	—	—	—	—	(6,930)
Net cash from (for) financing activities	(56,049)	(48,573)	—	22,809	—	(6,107)	(87,920)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,334)	—	—	—	(3,334)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	—	(46,824)	(61,416)	1,708	406	(106,126)
Balance, beginning of year	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of year	$—	$—	$38,934	$19,014	$2,860	$(689)	$60,119

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 25, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$45,988	$53,765	$829	$(43,458)	$31,196	$(651)	$87,669
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(157,407)	157,407	—
Proceeds from returns on investments	338,000	15,500	—	—	146,500	(500,000)	—
Capital expenditures	—	(25)	(3,891)	(103,553)	(16,225)	—	(123,694)
Net cash from (for) investing activities	338,000	15,475	(3,891)	(103,553)	(27,132)	(342,593)	(123,694)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	17,329	140,078	—	—	—	(157,407)	—
Payments for returns of capital	—	—	—	(500,000)	—	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	—	750,000
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(124,244)	(13,854)	(464,752)	—	—	(602,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	—	(515,458)
Distributions paid to partners	(97,303)	—	—	—	—	973	(96,330)
Payment of debt issuance costs	—	(1,200)	—	(17,181)	—	—	(18,381)
Exercise of limited partnership unit options	—	—	—	—	—	—	—
Tax effect of units involved in treasury unit transactions	—	(1,377)	—	—	—	—	(1,377)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	—	(2,053)
Net cash from (for) financing activities	(383,988)	(69,240)	(13,854)	137,067	—	343,566	13,551
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	841	—	—	—	841
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	—	(16,075)	(9,944)	4,064	322	(21,633)
Balance, beginning of year	—	—	65,563	57,825	353	(1,025)	122,716
Balance, end of year	$—	$—	$49,488	$47,881	$4,417	$(703)	$101,083

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
We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") effective January 1, 2018 using the modified retrospective method. The adoption of the standard did not have a material effect on the consolidated financial statements. Our accounting policy as a result of adopting ASU 2014-09 is discussed below. There were no other changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 during the second quarter of 2018.
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

In some instances, we arrange with outside parties ("concessionaires") to provide goods to our guests, typically food and merchandise, and we act as an agent, resulting in net revenue recorded within the income statement. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the income statement, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal. For additional information on our revenue recognition and related receivables and contract liabilities, see Note 1.
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

Adjusted EBITDA:
We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Amended 2017 Credit Agreement and prior credit agreements) is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and six-month periods ended June 24, 2018 and June 25, 2017.

	Three months ended		Six months ended
(In thousands)	6/24/2018	6/25/2017	6/24/2018	6/25/2017
Net income (loss)	$19,243	$31,368	$(64,157)	$(33,386)
Interest expense	21,337	21,920	41,099	40,834
Interest income	(55)	(16)	(281)	(48)
Provision (benefit) for taxes	13,730	17,741	(5,469)	(9,978)
Depreciation and amortization	52,219	50,812	57,740	56,177
EBITDA	106,474	121,825	28,932	53,599
Loss on early debt extinguishment	—	23,115	1,073	23,115
Net effect of swaps	(906)	4,368	(4,534)	4,669
Non-cash foreign currency (gain) loss	14,992	(3,150)	25,090	(5,829)
Non-cash equity compensation expense	3,180	3,185	6,148	6,602
Loss on impairment / retirement of fixed assets, net	3,372	184	4,712	1,710
Other (1)	(76)	156	93	348
Adjusted EBITDA	$127,036	$149,683	$61,514	$84,214

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
Six months ended June 24, 2018

The fiscal six-month period ended June 24, 2018 included a total of 754 operating days compared with 762 operating days for the fiscal six-month period ended June 25, 2017. The following table presents key financial information for the six months ended June 24, 2018 and June 25, 2017:

	Six months ended	Six months ended	Increase (Decrease)
	6/24/2018	6/25/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$435,043	$441,116	$(6,073)	(1.4)%
Operating costs and expenses	379,989	363,877	16,112	4.4%
Depreciation and amortization	57,740	56,177	1,563	2.8%
Loss on impairment / retirement of fixed assets, net	4,712	1,710	3,002	N/M
Operating income (loss)	$(7,398)	$19,352	$(26,750)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$61,514	$84,214	$(22,700)	(27.0)%
Attendance	8,655	8,866	(211)	(2.4)%
In-park per capita spending	$45.42	$45.15	$0.27	0.6%
Out-of-park revenues	$56,177	$55,062	$1,115	2.0%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 38.
For the six months ended June 24, 2018, net revenues decreased by $6.1 million, to $435.0 million, from $441.1 million for the first six months of 2017. This reflects a decrease in attendance offset by a slight increase in in-park per capita spending. Out-of-park revenues increased $1.1 million compared with the same period in the prior year. The decrease in attendance was driven by lower attendance at our seasonal amusement parks impacted by inclement weather, a decline in season pass sales at Kings Island, and a delayed ride opening at California's Great America. The decline in attendance at our seasonal amusement parks was partially offset by increased attendance at Knott's Berry Farm, our only year-round amusement park. The increase in in-park per capita spending was attributable to higher revenues from our food and beverage programs, extra charge attractions and merchandise. The increase was somewhat offset by a decrease in admission spending due to a higher season pass attendance mix and the expansion of our free season pass program for guests aged 3 to 5 ("Pre-K pass") to three more parks in 2018 for a total of six properties. The increase in out-of-park revenues was attributable to increases in resort property revenues driven by an increase in average daily room rates and higher occupancy rates. Currency exchange rates had an immaterial impact on net revenues for the six months ended June 24, 2018.

Operating costs and expenses for the six months ended June 24, 2018 increased 4.4%, or $16.1 million, to $380.0 million from $363.9 million for the first six months of 2017. The increase is the result of a $11.6 million increase in operating expenses, a $3.2 million increase in SG&A expense, and a $1.3 million increase in cost of goods sold. Operating expenses grew by $11.6 million primarily due to increased seasonal wages which were driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by both planned head count and rate increases, disassembling attractions and decorations following the inaugural WinterFest holiday events at three parks, and increased operating supplies for park operations and personnel related costs including associate housing. We expect to continue to see higher labor costs during the year due to both mandated and market wage rate adjustments. The $3.2 million increase in SG&A expense was primarily attributable to increased technology related costs, higher merchant fees and higher full-time labor costs. The increase in cost of goods sold was primarily related to the growth in our food and beverage programs. Cost of goods sold as a percentage of food, merchandise, and games net revenue increased 1.0%. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the six months ended June 24, 2018.

Depreciation and amortization expense for the first six months of 2018 increased $1.6 million, or 2.8%, compared with the same period in the prior year due to growth in capital improvements over the past several years. For the first six months of 2018, the loss on impairment / retirement of fixed assets was $4.7 million compared with $1.7 million in the prior period, both reflecting the retirements of assets in the normal course of business at several of our properties including the retirement of a specific asset in the second quarter of 2018.

After the items above, operating income (loss) for the first six months of 2018 decreased $26.8 million to a $7.4 million operating loss compared with operating income of $19.4 million for the first six months of 2017.

Interest expense for the first six months of 2018 was comparable to the same period in the prior year. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement, as compared to a $23.1 million loss on early debt extinguishment related to our refinancing in the first half of 2017, as described in Note 5. The net effect of our swaps resulted in a benefit to earnings of $4.5 million for the first six months of 2018 compared with a $4.7 million charge to earnings for the comparable period in 2017. The difference reflects the change in fair market value movements in our swap portfolio offset by the amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized a $25.1 million net charge to earnings for foreign currency gains and losses compared with a $5.9 million net benefit to earnings for the comparable period in 2017. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the first six months of 2018, a benefit for taxes of $5.5 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a benefit for taxes recorded in the first six months of 2017 of $10.0 million. This decrease in benefit for taxes relates largely to the decrease in the federal statutory income tax rate resulting from the implementation of the 2017 Tax Cuts and Jobs Act.

After the items above, net loss for the first six months of 2018 totaled $64.2 million, or $1.14 per diluted limited partner unit, compared with a net loss of $33.4 million, or $0.60 per diluted limited partner unit, for the same period a year ago.

For the first six months of 2018, Adjusted EBITDA decreased $22.7 million to $61.5 million from $84.2 million for the same period in 2017. The decrease in Adjusted EBITDA is attributable to a decline in net revenues due to lower attendance and to increased operating costs and expenses associated with labor, especially seasonal wages due to planned rate increases, operating supplies and other planned spending.

Three months ended June 24, 2018

The fiscal three-month period ended June 24, 2018 included a total of 662 operating days compared with 674 operating days for the fiscal three-month period ended June 25, 2017. The following table presents key financial information for the three months ended June 24, 2018 and June 25, 2017:

	Three months ended	Three months ended	Increase (Decrease)
	6/24/2018	6/25/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$380,316	$392,798	$(12,482)	(3.2)%
Operating costs and expenses	256,476	246,489	9,987	4.1%
Depreciation and amortization	52,219	50,812	1,407	2.8%
Loss on impairment / retirement of fixed assets, net	3,372	184	3,188	N/M
Operating income	$68,249	$95,313	$(27,064)	(28.4)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$127,036	$149,683	$(22,647)	(15.1)%
Attendance	7,698	8,061	(363)	(4.5)%
In-park per capita spending	$45.40	$45.12	$0.28	0.6%
Out-of-park revenues	$43,491	$41,884	$1,607	3.8%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 38.
For the quarter ended June 24, 2018, net revenues decreased by $12.5 million, to $380.3 million, from $392.8 million in the second quarter of 2017. This reflects a decrease in attendance and a slight increase in in-park per capita spending. Out-of-park revenues increased $1.6 million compared with the same period in the prior year. The decrease in attendance was driven by lower attendance at our seasonal amusement parks impacted by inclement weather, a decline in season pass sales at Kings Island, and a delayed ride opening at California's Great America. The decline in attendance at our seasonal amusement parks was partially offset by increased attendance at Knott's Berry Farm, our only year-round amusement park. The increase in in-park per capita spending was attributable to higher revenues from our food and beverage programs, extra charge attractions and merchandise. The increase was somewhat offset by a decrease in admission spending due to a higher season pass attendance mix and the expansion of our free season pass program for guests aged 3 to 5 ("Pre-K pass") to three more parks in 2018 for a total of six properties. The increase in out-of-park revenues was attributable to increases in resort property revenues driven by higher occupancy rates and an increase in average daily room rates. Currency exchange rates had an immaterial impact on net revenues for the quarter.

Operating costs and expenses for the quarter increased 4.1%, or $10.0 million, to $256.5 million from $246.5 million in the second quarter of 2017. The increase is the result of a $7.0 million increase in operating expenses, a $2.2 million increase in SG&A expense, and a $0.8 million increase in cost of goods sold. Operating expenses grew by $7.0 million primarily due to increased seasonal wages driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by both planned head count and rate increases, and increased operating supplies for park operations and personnel related costs including associate housing. The $2.2 million increase in SG&A expense was primarily attributable to higher merchant fees, increased technology related costs and higher full-time labor costs. The increase in cost of goods sold was primarily related to the growth in our food and beverage programs. Cost of goods sold as a percentage of food, merchandise, and games net revenue increased 1.2%. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the quarter.

Depreciation and amortization expense for the quarter increased $1.4 million, or 2.8%, compared with the same period in the prior year due to growth in capital improvements over the past several years. For the second quarter of 2018, the loss on impairment / retirement of fixed assets was $3.4 million compared with $0.2 million in the prior period, both reflecting the retirements of assets in the normal course of business at several of our properties including the retirement of a specific asset in the second quarter of 2018.

After the items above, operating income for the second quarter of 2018 decreased $27.1 million to $68.2 million compared with $95.3 million for the second quarter of 2017.

Interest expense for the second quarter of 2018 was comparable to the same period in the prior year. In the second quarter of 2017, we recognized a $23.1 million loss on early debt extinguishment related to our prior year refinancing, as described in Note 5. The net effect of our swaps resulted in a benefit to earnings of $0.9 million for the second quarter of 2018 compared with a $4.4 million charge to earnings in the second quarter of 2017. The difference reflects the change in fair market value movements in our swap portfolio offset by the amortization of amounts in OCI for our de-designated swaps. During the current quarter, we also recognized a $15.0 million net charge to earnings for foreign currency gains and losses compared with a $3.2 million net benefit to earnings for the second quarter in 2017. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt held at our Canadian property from the applicable currency to the legal entity's functional currency.

During the second quarter of 2018, a provision for taxes of $13.7 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded in the second quarter of 2017 of $17.7 million. This decrease in provision for taxes relates largely to the decrease in the federal statutory income tax rate resulting from the implementation of the 2017 Tax Cuts and Jobs Act.

After the items above, net income for the current quarter totaled $19.2 million, or $0.34 per diluted limited partner unit, compared with net income of $31.4 million, or $0.55 per diluted limited partner unit, for the second quarter a year ago.

For the current quarter, our Adjusted EBITDA decreased $22.6 million to $127.0 million from $149.7 million for the same period in 2017. The decrease in Adjusted EBITDA is attributable to a decline in net revenues due to lower attendance and to increased operating costs and expenses associated with labor, especially seasonal wages due to planned rate increases, operating supplies and other planned spending.

July 2018

Based on preliminary results, net revenues for the seven months ended July 29, 2018 were approximately $752 million, down $15 million, or 2%, compared with the seven months ended July 30, 2017. The decrease was the result of a 3%, or 480,000-visit decrease in attendance to 14.6 million guests. The impact of the decrease in attendance was partially offset by a 1% increase in in-park per capita spending and a 4%, or $3 million, increase in out-of-park revenues compared with the prior period.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the second quarter of 2018 in sound condition. The working capital ratio (current assets divided by current liabilities) of 0.6 as of June 24, 2018 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels. There was a $41.0 million decrease in cash and cash equivalents and a $25.0 million increase in revolver borrowings as of June 24, 2018 compared with the balances as of June 25, 2017. The net cash proceeds from our debt refinancing in the first half of 2017 significantly impacted the change in cash position.
Operating Activities
During the six-month period ended June 24, 2018, net cash from operating activities was $85.8 million, a decrease of $1.9 million compared with the same period a year ago. The decrease was primarily due to lower earnings offset by favorable changes in working capital.
Investing Activities
Net cash for investing activities for the first six months of 2018 was $100.6 million, a decrease of $23.1 million compared with the same period in the prior year. This decrease reflects less planned capital expenditures in the current period.
Financing Activities
Net cash for financing activities for the first six months of 2018 was $87.9 million, a decrease of $101.5 million compared with net cash from financing activities of $13.6 million for the same period in the prior year. This decrease is primarily due to incremental term debt borrowings in the prior year from the April 2017 refinancing offset by incremental revolver borrowings in the current period.

As of June 24, 2018, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan amortizes $7.5 million annually. We have $1.9 million of current maturities as of June 24, 2018.

•
$25 million of borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million as of June 24, 2018, we had $234.1 million of available borrowings under the revolving credit facility and cash on hand of $60.1 million.

As of June 24, 2018, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix our variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix our variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as cash flow hedges. As of June 24, 2018, the fair market value of our derivatives was $0.5 million and was recorded in "Other Assets".

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of June 24, 2018, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In accordance with the Amended 2017 Credit Agreement debt provisions, on May 2, 2018, we announced the declaration of a distribution of $0.89 per limited partner unit, which was paid on June 15, 2018. Also, on August 1, 2018, we announced the declaration of a distribution of $0.89 per limited partner unit, which will be payable on September 17, 2018.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 24, 2018. We have no other significant off-balance sheet financing arrangements.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

None of our interest rate swap agreements are designated as hedging instruments. Four of our interest rate swap agreements were de-designated in the first quarter of 2016. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that have been de-designated is amortized through the original maturity of the interest rate swap and reported as a component of "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income.

As of June 24, 2018, on an adjusted basis after giving affect to the impact of interest rate swap agreements, $1,450 million of our outstanding long-term debt represented fixed-rate debt and $235 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $13.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.5 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.4 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 24, 2018, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 24, 2018.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 24, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United State District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case will be remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is not expected to occur until the third or fourth quarter of 2018. Based upon the information available, the Partnership believes the liability recorded as of June 24, 2018 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 24, 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 26 - April 29	87	$64.89	—	$—
April 30 - May 27	—	—	—	—
May 28 - June 24	98	66.40	—	—
Total	185	$65.69	—	$—

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 24, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 1, 2018	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 1, 2018	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer