Form 10-Q
period 2018-09-23
CEDAR FAIR L P
filed 2018-10-30
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of Class	Units Outstanding as of October 26, 2018
Units Representing Limited Partner Interests	56,440,459

Page 1 of 46 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	9/23/2018	12/31/2017	9/24/2017
ASSETS
Current Assets:
Cash and cash equivalents	$190,756	$166,245	$249,946
Receivables	58,398	37,722	52,303
Inventories	36,549	29,719	34,240
Other current assets	21,875	13,297	18,624
	307,578	246,983	355,113
Property and Equipment:
Land	272,186	271,021	272,213
Land improvements	435,513	421,593	416,629
Buildings	729,108	693,899	707,964
Rides and equipment	1,817,601	1,740,653	1,740,826
Construction in progress	61,474	72,847	57,605
	3,315,882	3,200,013	3,195,237
Less accumulated depreciation	(1,727,183)	(1,614,241)	(1,614,727)
	1,588,699	1,585,772	1,580,510
Goodwill	182,004	183,830	185,010
Other Intangibles, net	37,131	38,064	38,532
Other Assets	13,536	9,510	17,407
	$2,128,948	$2,064,159	$2,176,572
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,750	$—	$—
Accounts payable	32,989	24,621	33,710
Deferred revenue	102,326	86,131	83,340
Accrued interest	21,893	8,124	23,928
Accrued taxes	48,372	43,975	78,657
Accrued salaries, wages and benefits	30,578	18,740	30,666
Self-insurance reserves	25,923	25,107	27,549
Other accrued liabilities	22,232	18,796	20,562
	288,063	225,494	298,412
Deferred Tax Liability	74,637	74,798	112,671
Derivative Liability	—	8,722	14,849
Other Liabilities	16,292	11,684	15,732
Long-Term Debt:
Term debt	720,846	723,788	723,385
Notes	937,440	936,727	936,241
	1,658,286	1,660,515	1,659,626
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	—	—	—
Limited partners, 56,441, 56,359 and 56,238 units outstanding as of September 23, 2018, December 31, 2017 and September 24, 2017, respectively	78,464	81,589	74,155
Accumulated other comprehensive income (loss)	7,916	(3,933)	(4,163)
	91,670	82,946	75,282
	$2,128,948	$2,064,159	$2,176,572

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	9/23/2018	9/24/2017	9/23/2018	9/24/2017
Net revenues:
Admissions	$358,923	$361,279	$590,091	$598,723
Food, merchandise and games	210,426	205,137	361,428	356,512
Accommodations, extra-charge products and other	94,354	86,273	147,227	138,570
	663,703	652,689	1,098,746	1,093,805
Costs and expenses:
Cost of food, merchandise, and games revenues	53,891	52,647	94,912	92,376
Operating expenses	206,505	202,710	462,750	447,379
Selling, general and administrative	67,114	71,663	149,837	151,142
Depreciation and amortization	74,374	70,060	132,114	126,237
Loss on impairment / retirement of fixed assets, net	3,247	1,347	7,959	3,057
Gain on sale of investment	—	(1,877)	—	(1,877)
	405,131	396,550	847,572	818,314
Operating income	258,572	256,139	251,174	275,491
Interest expense	21,464	21,638	62,563	62,472
Net effect of swaps	(1,217)	(952)	(5,751)	3,717
Loss on early debt extinguishment	—	—	1,073	23,115
Loss (gain) on foreign currency	(13,054)	(29,193)	12,024	(35,047)
Other income	(698)	(416)	(1,186)	(464)
Income before taxes	252,077	265,062	182,451	221,698
Provision for taxes	38,770	73,747	33,301	63,769
Net income	213,307	191,315	149,150	157,929
Net income allocated to general partner	3	1	2	1
Net income allocated to limited partners	$213,304	$191,314	$149,148	$157,928

Net income	$213,307	$191,315	$149,150	$157,929
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,276)	(11,143)	5,990	(13,085)
Unrealized loss on cash flow hedging derivatives	2,116	1,994	6,250	5,981
Other comprehensive income (loss), (net of tax)	(3,160)	(9,149)	12,240	(7,104)
Total comprehensive income	$210,147	$182,166	$161,390	$150,825
Basic income per limited partner unit:
Weighted average limited partner units outstanding	56,231	56,078	56,205	56,062
Net income per limited partner unit	$3.79	$3.41	$2.65	$2.82
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,696	56,591	56,753	56,631
Net income per limited partner unit	$3.76	$3.38	$2.63	$2.79
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Nine months ended
	9/23/2018	9/24/2017
Limited Partnership Units Outstanding
Beginning balance	56,359	56,201
Limited partnership unit options exercised	6	9
Limited partnership unit forfeitures	(2)	(3)
Issuance of limited partnership units as compensation	78	31
	56,441	56,238
Limited Partners’ Equity
Beginning balance	$81,589	$52,288
Net income	149,148	157,928
Partnership distribution declared ($2.67 and $2.565 per limited partnership unit)	(150,850)	(144,516)
Reclassification of stranded tax effect	391	—
Exercise of limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,049)	(2,560)
Issuance of limited partnership units as compensation	1,110	11,015
	78,464	74,155
General Partner’s Equity
Beginning balance	—	—
Net income	2	1
Partnership distribution declared	(2)	(1)
	—	—
Special L.P. Interests	5,290	5,290

Accumulated Other Comprehensive Income
Foreign currency translation adjustment:
Beginning balance	4,042	18,891
Period activity, net of tax $1,247 and $0	5,990	(13,085)
	10,032	5,806
Unrealized loss on cash flow hedging derivatives:
Beginning balance	(7,975)	(15,950)
Period activity, net of tax ($845) and ($1,113)	6,250	5,981
Reclassification of stranded tax effect	(391)	—
	(2,116)	(9,969)
	7,916	(4,163)
Total Partners’ Equity	$91,670	$75,282
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	9/23/2018	9/24/2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,150	$157,929
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,114	126,237
Loss on early debt extinguishment	1,073	23,115
Non-cash foreign currency loss (gain) on debt	13,093	(39,296)
Other non-cash expenses	8,512	26,942
Net change in working capital	25,788	24,244
Net change in other assets/liabilities	4,704	3,447
Net cash from operating activities	334,434	322,618
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(145,716)	(152,439)
Proceeds from sale of investment	—	3,281
Net cash for investing activities	(145,716)	(149,158)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	—	750,000
Note borrowings	—	500,000
Term debt payments	—	(617,850)
Note payments, including amounts paid for early termination	—	(515,458)
Distributions paid to partners	(150,852)	(144,517)
Payment of debt issuance costs and original issue discount	(2,521)	(19,684)
Exercise of limited partnership unit options	125	—
Tax effect of units involved in treasury unit transactions	(3,049)	(2,560)
Payments related to tax withholding for equity compensation	(6,943)	(2,053)
Net cash for financing activities	(163,240)	(52,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(967)	5,892
CASH AND CASH EQUIVALENTS
Net increase for the period	24,511	127,230
Balance, beginning of period	166,245	122,716
Balance, end of period	$190,756	$249,946
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$48,128	$48,729
Interest capitalized	2,173	1,770
Cash payments for income taxes, net of refunds	35,403	44,090
Capital expenditures in accounts payable	4,333	5,582
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 23, 2018 AND SEPTEMBER 24, 2017

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

(1) Significant Accounting and Reporting Policies:
Except for the changes described below, the Partnership’s unaudited condensed consolidated financial statements for the periods ended September 23, 2018 and September 24, 2017 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, which were included in the Form 10-K filed on February 23, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

Of the $86.1 million of deferred revenue recorded as of January 1, 2018, 88% was related to season-long products. The remainder was related to deferred online advanced purchase transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Most deferred revenue outstanding as of January 1, 2018 will be recognized by December 31, 2018 with the exception of an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. During the nine months ended September 23, 2018, approximately $70.8 million of the deferred revenue balance as of January 1, 2018 was recognized. The difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period was attributable to additional season-long product sales during the current year for both the 2018 and 2019 operating seasons, offset by revenue recognized during the first nine months of 2018.

Payment is due immediately on the transaction date for most products. The Partnership's receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to twelve monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. The Partnership is not exposed to a significant concentration of customer credit risk. As of September 23, 2018, December 31, 2017 and September 24, 2017, the Partnership recorded a $10.7 million, $2.2 million and $10.6 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are sold beginning in August of the year preceding the operating season. Season-long products may be recognized 12 to 16 months after purchase depending on the date of sale. The Partnership estimates the number of uses expected outside of the next twelve months for each type of product and classifies the related deferred revenue as non-current.

With the exception of the non-current deferred revenue described above, the Partnership's contracts with customers have an original duration of one year or less. For these short-term contracts, the Partnership uses the practical expedient, a relief provided in the accounting standard to simplify compliance, applicable to such contracts and has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. Further, the Partnership has elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, the Partnership has elected not to adjust consideration for the effects of significant financing components in the form of installment purchase plans as the period between when the entity transfers the promised service to the customer and when the customer pays for that service does not exceed one year.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU change the accounting applied by a lessor. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The ASU can be adopted using either the modified retrospective approach, which requires application of the new standard at the beginning of the earliest comparative period presented, or the comparative reporting approach allowable under ASU 2018-11, which requires application of the new standard at the adoption date. The Partnership expects to adopt this standard in the first quarter of 2019 using the comparative reporting approach. While the Partnership is still in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures, the Partnership anticipates recognizing a right-of-use asset and corresponding lease liability on the consolidated balance sheet for the Santa Clara land lease, as well as other operating leases, upon adoption.
Other Adopted Accounting Pronouncements
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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Partnership has adopted this standard in the third quarter of 2018 using the prospective method. The Partnership anticipates the standard to lengthen the timing of expense recognition associated with upcoming cloud-based projects.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Five of the seasonal properties are open an additional 20 to 25 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is classified as assets held-for-sale within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of September 23, 2018, $9.0 million as of December 31, 2017 and $16.5 million as of September 24, 2017).

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of September 23, 2018, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the nine months ended September 23, 2018 and September 24, 2017 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance as of December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(1,826)	—	(1,826)
Balance as of September 23, 2018	$261,872	$(79,868)	$182,004

Balance as of December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency translation	5,350	—	5,350
Balance as of September 24, 2017	$264,878	$(79,868)	$185,010

As of September 23, 2018, December 31, 2017, and September 24, 2017, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 23, 2018
Other intangible assets:
Trade names	$36,125	$—	$36,125
License / franchise agreements	3,351	(2,345)	1,006
Total other intangible assets	$39,476	$(2,345)	$37,131

December 31, 2017
Other intangible assets:
Trade names	$36,531	$—	$36,531
License / franchise agreements	3,360	(1,827)	1,533
Total other intangible assets	$39,891	$(1,827)	$38,064

September 24, 2017
Other intangible assets:
Trade names	$36,794	$—	$36,794
License / franchise agreements	3,361	(1,623)	1,738
Total other intangible assets	$40,155	$(1,623)	$38,532

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of September 23, 2018, December 31, 2017, and September 24, 2017 consisted of the following:

(In thousands)	September 23, 2018	December 31, 2017	September 24, 2017

Term debt (1)
April 2017 U.S. term loan averaging 3.59% (due 2017-2024)	$735,000	$735,000	$735,000
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	500,000	500,000
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
	1,685,000	1,685,000	1,685,000
Less current portion	(3,750)	—	—
	1,681,250	1,685,000	1,685,000
Less debt issuance costs and original issue discount	(22,964)	(24,485)	(25,374)
	$1,658,286	$1,660,515	$1,659,626

(1)	The average interest rate is calculated over the life of the instrument and does not reflect the effect of interest rate swap agreements (see Note 6).
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

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of September 23, 2018, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

During the first quarter of 2016, the Partnership amended its four interest rate swap agreements to extend each of the maturities to December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. During the second quarter of 2018, the Partnership entered into four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the swap portfolio was recorded on the unaudited condensed consolidated balance sheets within "Other Assets" as of September 23, 2018 and within "Derivative Liability" as of December 31, 2017 and September 24, 2017 as follows:

(In thousands)	September 23, 2018	December 31, 2017	September 24, 2017
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,123	$(8,722)	$(14,849)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI for these agreements are being amortized into earnings through the original December 31, 2018 maturity. As of September 23, 2018, approximately $2.4 million of losses remain in AOCI related to the effective cash flow hedge contracts prior to de-designation, all of which will be reclassified to earnings by December 31, 2018.
The (gains) losses recognized in income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" within the income statement for the periods presented as follows:

	Three months ended		Nine months ended
(In thousands)	September 23, 2018	September 24, 2017	September 23, 2018	September 24, 2017
Change in fair market value	$(3,581)	$(3,318)	$(12,845)	$(3,378)
Amortization of amounts in AOCI	2,364	2,366	7,094	7,095
Net effect of swaps	$(1,217)	$(952)	$(5,751)	$3,717

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of September 23, 2018, December 31, 2017, and September 24, 2017 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	September 23, 2018		December 31, 2017		September 24, 2017
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$1,081	$1,081	$736	$736	$688	$688
Interest rate swaps	Other Assets (Derivative Liability)	Level 2	$4,123	$4,123	$(8,722)	$(8,722)	$(14,849)	$(14,849)
Other financial assets (liabilities):
April 2017 term debt	Long-Term Debt (1)	Level 2	$(731,250)	$(734,906)	$(735,000)	$(742,350)	$(735,000)	$(740,513)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(450,000)	$(450,000)	$(469,125)	$(450,000)	$(472,500)
April 2017 notes	Long-Term Debt (1)	Level 1(2)	$(500,000)	$(485,000)	$(500,000)	$(525,000)	$(500,000)	$(527,500)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $23.0 million, $24.5 million, and $25.4 million as of September 23, 2018, December 31, 2017, and September 24, 2017, respectively.

(2)	The April 2017 notes were based on Level 1 inputs as of September 23, 2018 and Level 2 inputs as of December 31, 2017 and September 24, 2017.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 23, 2018 or September 24, 2017.

(8) Earnings per Unit:
Net income per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Nine months ended
	9/23/2018	9/24/2017	9/23/2018	9/24/2017
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,231	56,078	56,205	56,062
Effect of dilutive units:
Deferred units	46	44	46	41
Performance units	—	—	49	48
Restricted units	277	284	289	292
Unit options	142	185	164	188
Diluted weighted average units outstanding	56,696	56,591	56,753	56,631
Net income per unit - basic	$3.79	$3.41	$2.65	$2.82
Net income per unit - diluted	$3.76	$3.38	$2.63	$2.79

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

As of the end of the third quarter of 2018, the Partnership has recorded $0.5 million of unrecognized tax benefits including interest and/or penalties related to state and local tax filing positions. The Partnership recognizes interest and/or penalties related to unrecognized tax benefits in the income tax provision. The Partnership does not anticipate that the balance of the unrecognized tax benefit will change significantly over the next 12 months.

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

(11) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the three months ended September 23, 2018 and September 24, 2017:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 24, 2018	$(4,232)	$15,308	$11,076

Other comprehensive income before reclassifications, net of tax ($1,055)	—	(5,276)	(5,276)

Amounts reclassified from accumulated other comprehensive income, net of tax ($249)	2,116	—	2,116

Net other comprehensive income (loss)	2,116	(5,276)	(3,160)

Balance as of September 23, 2018	$(2,116)	$10,032	$7,916

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of June 25, 2017	$(11,963)	$16,949	$4,986

Other comprehensive income before reclassifications	—	(11,143)	(11,143)

Amounts reclassified from accumulated other comprehensive income, net of tax ($371)	1,994	—	1,994

Net other comprehensive income (loss)	1,994	(11,143)	(9,149)

Balance as of September 24, 2017	$(9,969)	$5,806	$(4,163)

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three months ended 9/23/2018	Three months ended 9/24/2017
Interest rate contracts	$2,365	$2,365	Net effect of swaps
Provision for taxes	(249)	(371)	Provision (benefit) for taxes
Losses on cash flow hedges	$2,116	$1,994	Net of tax

The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the nine months ended September 23, 2018 and September 24, 2017:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2017	$(7,975)	$4,042	$(3,933)

Other comprehensive income before reclassifications, net of tax $1,247	—	5,990	5,990

Amounts reclassified from accumulated other comprehensive income, net of tax ($845)	6,250	—	6,250

Net other comprehensive income (loss)	6,250	5,990	12,240

Reclassification of stranded tax effect	(391)	—	(391)

Balance as of September 23, 2018	$(2,116)	$10,032	$7,916

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Gains and Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(15,950)	$18,891	$2,941

Other comprehensive income before reclassifications	—	(13,085)	(13,085)

Amounts reclassified from accumulated other comprehensive income, net of tax ($1,113)	5,981	—	5,981

Net other comprehensive income (loss)	5,981	(13,085)	(7,104)

Balance as of September 24, 2017	$(9,969)	$5,806	$(4,163)

Reclassifications Out of Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Nine months ended 9/23/2018	Nine months ended 9/24/2017
Interest rate contracts	$7,095	$7,094	Net effect of swaps
Provision for taxes	(845)	(1,113)	Provision (benefit) for taxes
Losses on cash flow hedges	$6,250	$5,981	Net of tax

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 23, 2018, December 31, 2017, and September 24, 2017 and for the three- and nine-month periods ended September 23, 2018 and September 24, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$77,878	$116,511	$(3,633)	$190,756
Receivables	—	991	47,193	895,263	(885,049)	58,398
Inventories	—	—	2,260	34,289	—	36,549
Other current assets	293	1,170	3,594	19,546	(2,728)	21,875
	293	2,161	130,925	1,065,609	(891,410)	307,578
Property and Equipment, net	—	811	178,522	1,409,366	—	1,588,699
Investment in Park	648,414	1,205,086	259,710	246,968	(2,360,178)	—
Goodwill	674	—	61,725	119,605	—	182,004
Other Intangibles, net	—	—	13,763	23,368	—	37,131
Deferred Tax Asset	—	19,870	—	—	(19,870)	—
Other Assets	1,197	2,926	39	9,374	—	13,536
	$650,578	$1,230,854	$644,684	$2,874,290	$(3,271,458)	$2,128,948
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$656	$—	$3,094	$—	$3,750
Accounts payable	553,952	334,696	2,868	30,155	(888,682)	32,989
Deferred revenue	—	—	9,397	92,929	—	102,326
Accrued interest	113	75	7,601	14,104	—	21,893
Accrued taxes	1,551	38,538	—	11,011	(2,728)	48,372
Accrued salaries, wages and benefits	—	28,162	2,416	—	—	30,578
Self-insurance reserves	—	10,459	1,635	13,829	—	25,923
Other accrued liabilities	3,292	6,796	585	11,559	—	22,232
	558,908	419,382	24,502	176,681	(891,410)	288,063
Deferred Tax Liability	—	—	12,562	81,945	(19,870)	74,637
Other Liabilities	—	968	390	14,934	—	16,292
Long-Term Debt:
Term debt	—	126,800	—	594,046	—	720,846
Notes	—	—	445,846	491,594	—	937,440
	—	126,800	445,846	1,085,640	—	1,658,286

Equity	91,670	683,704	161,384	1,515,090	(2,360,178)	91,670
	$650,578	$1,230,854	$644,684	$2,874,290	$(3,271,458)	$2,128,948

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$92,047	$160,593	$(2,694)	$249,946
Receivables	—	1,285	33,158	837,594	(819,734)	52,303
Inventories	—	—	2,423	31,817	—	34,240
Other current assets	275	12,843	743	16,829	(12,066)	18,624
	275	14,128	128,371	1,046,833	(834,494)	355,113
Property and Equipment, net	—	842	183,205	1,396,463	—	1,580,510
Investment in Park	566,548	1,016,857	224,464	222,953	(2,030,822)	—
Goodwill	674	—	64,730	119,606	—	185,010
Other Intangibles, net	—	—	14,443	24,089	—	38,532
Deferred Tax Asset	—	32,190	—	—	(32,190)	—
Other Assets	—	—	53	17,354	—	17,407
	$567,497	$1,064,017	$615,266	$2,827,298	$(2,897,506)	$2,176,572
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$478,416	$345,150	$6,431	$26,141	$(822,428)	$33,710
Deferred revenue	—	—	6,876	76,464	—	83,340
Accrued interest	292	195	9,209	14,232	—	23,928
Accrued taxes	1,589	—	14,910	74,224	(12,066)	78,657
Accrued salaries, wages and benefits	—	28,306	2,360	—	—	30,666
Self-insurance reserves	—	12,090	1,725	13,734	—	27,549
Other accrued liabilities	2,985	7,772	499	9,306	—	20,562
	483,282	393,513	42,010	214,101	(834,494)	298,412
Deferred Tax Liability	—	—	19,511	125,350	(32,190)	112,671
Derivative Liability	8,933	5,916	—	—	—	14,849
Other Liabilities	—	1,398	261	14,073	—	15,732
Long-Term Debt:
Term debt	—	127,402	—	595,983	—	723,385
Notes	—	—	444,874	491,367	—	936,241
	—	127,402	444,874	1,087,350	—	1,659,626

Equity	75,282	535,788	108,610	1,386,424	(2,030,822)	75,282
	$567,497	$1,064,017	$615,266	$2,827,298	$(2,897,506)	$2,176,572

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$71,751	$182,833	$81,265	$613,094	$(285,240)	$663,703
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	7,020	46,871	—	53,891
Operating expenses	—	122,455	20,145	349,145	(285,240)	206,505
Selling, general and administrative	185	20,666	4,582	41,681	—	67,114
Depreciation and amortization	—	8	8,379	65,987	—	74,374
Loss on impairment / retirement of fixed assets, net	—	—	—	3,247	—	3,247
	185	143,129	40,126	506,931	(285,240)	405,131
Operating income	71,566	39,704	41,139	106,163	—	258,572
Interest expense, net	5,879	4,072	5,986	4,997	—	20,934
Net effect of swaps	265	(1,482)	—	—	—	(1,217)
(Gain) loss on foreign currency	—	15	(13,069)	—	—	(13,054)
Other (income) expense	63	(28,849)	1,484	27,134	—	(168)
Income from investment in affiliates	(153,756)	(100,629)	(16,509)	(56,985)	327,879	—
Income before taxes	219,115	166,577	63,247	131,017	(327,879)	252,077
Provision for taxes	5,808	12,823	6,261	13,878	—	38,770
Net income	$213,307	$153,754	$56,986	$117,139	$(327,879)	$213,307
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,276)	—	(5,276)	—	5,276	(5,276)
Unrealized gain on cash flow hedging derivatives	2,116	728	—	—	(728)	2,116
Other comprehensive income (loss), (net of tax)	(3,160)	728	(5,276)	—	4,548	(3,160)
Total comprehensive income	$210,147	$154,482	$51,710	$117,139	$(323,331)	$210,147

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$84,921	$275,214	$111,184	$1,023,713	$(396,286)	$1,098,746
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	10,204	84,708	—	94,912
Operating expenses	—	258,162	40,115	560,759	(396,286)	462,750
Selling, general and administrative	1,870	50,754	8,818	88,395	—	149,837
Depreciation and amortization	—	24	14,319	117,771	—	132,114
Loss on impairment / retirement of fixed assets, net	—	—	67	7,892	—	7,959
	1,870	308,940	73,523	859,525	(396,286)	847,572
Operating income (loss)	83,051	(33,726)	37,661	164,188	—	251,174
Interest expense, net	16,519	13,031	17,637	14,565	—	61,752
Net effect of swaps	(2,266)	(3,485)	—	—	—	(5,751)
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	36	11,988	—	—	12,024
Other (income) expense	186	(61,404)	3,270	57,573	—	(375)
Income from investment in affiliates	(89,426)	(74,345)	(21,578)	(22,798)	208,147	—
Income before taxes	158,038	92,254	26,344	113,962	(208,147)	182,451
Provision for taxes	8,888	2,829	3,545	18,039	—	33,301
Net income	$149,150	$89,425	$22,799	$95,923	$(208,147)	$149,150
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	5,990	—	5,990	—	(5,990)	5,990
Unrealized gain on cash flow hedging derivatives	6,250	2,085	—	—	(2,085)	6,250
Other comprehensive income (loss), (net of tax)	12,240	2,085	5,990	—	(8,075)	12,240
Total comprehensive income	$161,390	$91,510	$28,789	$95,923	$(216,222)	$161,390

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$95,426	$13,190	$41,319	$188,005	$(3,506)	$334,434
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(31,877)	(21,515)	53,392	—
Capital expenditures	—	—	(16,355)	(129,361)	—	(145,716)
Net cash for investing activities	—	—	(48,232)	(150,876)	53,392	(145,716)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	56,394	(3,002)	—	—	(53,392)	—
Distributions paid to partners	(151,820)	—	—	—	968	(150,852)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,200)	—	(2,521)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,049)	—	—	—	(3,049)
Payments related to tax withholding for equity compensation	—	(6,943)	—	—	—	(6,943)
Net cash for financing activities	(95,426)	(13,190)	—	(2,200)	(52,424)	(163,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(967)	—	—	(967)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(7,880)	34,929	(2,538)	24,511
Balance, beginning of period	—	—	85,758	81,582	(1,095)	166,245
Balance, end of period	$—	$—	$77,878	$116,511	$(3,633)	$190,756

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$61,966	$(3,954)	$40,125	$227,588	$(3,107)	$322,618
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(248,190)	248,190	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Proceeds from sale of investment	—	3,281	—	—	—	3,281
Capital expenditures	—	(25)	(5,679)	(146,735)	—	(152,439)
Net cash from (for) investing activities	338,000	18,756	(5,679)	(248,425)	(251,810)	(149,158)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	50,003	198,187	—	—	(248,190)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(145,955)	—	—	—	1,438	(144,517)
Payment of debt issuance costs	—	(1,313)	—	(18,371)	—	(19,684)
Tax effect of units involved in treasury unit transactions	—	(2,560)	—	—	—	(2,560)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	(2,053)
Net cash from (for) financing activities	(399,966)	(14,802)	(13,854)	123,252	253,248	(52,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	5,892	—	—	5,892
CASH AND CASH EQUIVALENTS
Net increase for the period	—	—	26,484	102,415	(1,669)	127,230
Balance, beginning of period	—	—	65,563	58,178	(1,025)	122,716
Balance, end of period	$—	$—	$92,047	$160,593	$(2,694)	$249,946

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of September 23, 2018, December 31, 2017, and September 24, 2017 and for the three- and nine-month periods ended September 23, 2018 and September 24, 2017. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$77,878	$115,323	$1,188	$(3,633)	$190,756
Receivables	—	991	47,193	36,711	858,552	(885,049)	58,398
Inventories	—	—	2,260	28,205	6,084	—	36,549
Other current assets	293	1,170	3,594	15,871	3,675	(2,728)	21,875
	293	2,161	130,925	196,110	869,499	(891,410)	307,578
Property and Equipment, net	—	811	178,522	—	1,409,366	—	1,588,699
Investment in Park	648,414	1,205,086	259,710	1,490,666	246,968	(3,850,844)	—
Goodwill	674	—	61,725	8,388	111,217	—	182,004
Other Intangibles, net	—	—	13,763	—	23,368	—	37,131
Deferred Tax Asset	—	19,870	—	—	—	(19,870)	—
Other Assets	1,197	2,926	39	312	9,062	—	13,536
	$650,578	$1,230,854	$644,684	$1,695,476	$2,669,480	$(4,762,124)	$2,128,948
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$656	$—	$3,094	$—	$—	$3,750
Accounts payable	553,952	334,696	2,868	23,330	6,825	(888,682)	32,989
Deferred revenue	—	—	9,397	66,342	26,587	—	102,326
Accrued interest	113	75	7,601	14,104	—	—	21,893
Accrued taxes	1,551	38,538	—	9,569	1,442	(2,728)	48,372
Accrued salaries, wages and benefits	—	28,162	2,416	—	—	—	30,578
Self-insurance reserves	—	10,459	1,635	11,856	1,973	—	25,923
Other accrued liabilities	3,292	6,796	585	6,937	4,622	—	22,232
	558,908	419,382	24,502	135,232	41,449	(891,410)	288,063
Deferred Tax Liability	—	—	12,562	—	81,945	(19,870)	74,637
Other Liabilities	—	968	390	3,304	11,630	—	16,292
Long-Term Debt:
Term debt	—	126,800	—	594,046	—	—	720,846
Notes	—	—	445,846	491,594	—	—	937,440
	—	126,800	445,846	1,085,640	—	—	1,658,286

Equity	91,670	683,704	161,384	471,300	2,534,456	(3,850,844)	91,670
	$650,578	$1,230,854	$644,684	$1,695,476	$2,669,480	$(4,762,124)	$2,128,948

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$92,047	$158,904	$1,689	$(2,694)	$249,946
Receivables	—	1,285	33,158	32,049	805,545	(819,734)	52,303
Inventories	—	—	2,423	26,158	5,659	—	34,240
Other current assets	275	12,843	743	12,874	3,955	(12,066)	18,624
	275	14,128	128,371	229,985	816,848	(834,494)	355,113
Property and Equipment, net	—	842	183,205	—	1,396,463	—	1,580,510
Investment in Park	566,548	1,016,857	224,464	1,370,295	222,953	(3,401,117)	—
Goodwill	674	—	64,730	8,388	111,218	—	185,010
Other Intangibles, net	—	—	14,443	—	24,089	—	38,532
Deferred Tax Asset	—	32,190	—	—	—	(32,190)	—
Other Assets	—	—	53	447	16,907	—	17,407
	$567,497	$1,064,017	$615,266	$1,609,115	$2,588,478	$(4,267,801)	$2,176,572
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$478,416	$345,150	$6,431	$21,094	$5,047	$(822,428)	$33,710
Deferred revenue	—	—	6,876	53,120	23,344	—	83,340
Accrued interest	292	195	9,209	14,232	—	—	23,928
Accrued taxes	1,589	—	14,910	9,024	65,200	(12,066)	78,657
Accrued salaries, wages and benefits	—	28,306	2,360	—	—	—	30,666
Self-insurance reserves	—	12,090	1,725	11,525	2,209	—	27,549
Other accrued liabilities	2,985	7,772	499	4,722	4,584	—	20,562
	483,282	393,513	42,010	113,717	100,384	(834,494)	298,412
Deferred Tax Liability	—	—	19,511	—	125,350	(32,190)	112,671
Derivative Liability	8,933	5,916	—	—	—	—	14,849
Other Liabilities	—	1,398	261	2,081	11,992	—	15,732
Long-Term Debt:
Term debt	—	127,402	—	595,983	—	—	723,385
Notes	—	—	444,874	491,367	—	—	936,241
	—	127,402	444,874	1,087,350	—	—	1,659,626

Equity	75,282	535,788	108,610	405,967	2,350,752	(3,401,117)	75,282
	$567,497	$1,064,017	$615,266	$1,609,115	$2,588,478	$(4,267,801)	$2,176,572

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$71,751	$182,833	$81,265	$474,711	$189,672	$(336,529)	$663,703
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	7,020	38,134	8,737	—	53,891
Operating expenses	—	122,455	20,145	388,158	12,276	(336,529)	206,505
Selling, general and administrative	185	20,666	4,582	34,578	7,103	—	67,114
Depreciation and amortization	—	8	8,379	—	65,987	—	74,374
Loss on impairment / retirement of fixed assets, net	—	—	—	422	2,825	—	3,247
	185	143,129	40,126	461,292	96,928	(336,529)	405,131
Operating income	71,566	39,704	41,139	13,419	92,744	—	258,572
Interest (income) expense, net	5,879	4,072	5,986	12,940	(7,943)	—	20,934
Net effect of swaps	265	(1,482)	—	—	—	—	(1,217)
(Gain) loss on foreign currency	—	15	(13,069)	—	—	—	(13,054)
Other (income) expense	63	(28,849)	1,484	—	27,134	—	(168)
Income from investment in affiliates	(153,756)	(100,629)	(16,509)	—	(56,985)	327,879	—
Income before taxes	219,115	166,577	63,247	479	130,538	(327,879)	252,077
Provision for taxes	5,808	12,823	6,261	479	13,399	—	38,770
Net income	$213,307	$153,754	$56,986	$—	$117,139	$(327,879)	$213,307
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(5,276)	—	(5,276)	—	—	5,276	(5,276)
Unrealized gain on cash flow hedging derivatives	2,116	728	—	—	—	(728)	2,116
Other comprehensive income (loss), (net of tax)	(3,160)	728	(5,276)	—	—	4,548	(3,160)
Total comprehensive income	$210,147	$154,482	$51,710	$—	$117,139	$(323,331)	$210,147

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$69,999	$169,429	$85,963	$457,530	$189,586	$(319,818)	$652,689
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	7,735	36,301	8,611	—	52,647
Operating expenses	—	118,614	19,627	371,768	12,519	(319,818)	202,710
Selling, general and administrative	327	21,752	4,539	36,021	9,024	—	71,663
Depreciation and amortization	—	9	7,856	—	62,195	—	70,060
Loss on impairment / retirement of fixed assets, net	—	—	87	738	522	—	1,347
Gain on sale of investment	—	(1,877)	—	—	—	—	(1,877)
	327	138,498	39,844	444,828	92,871	(319,818)	396,550
Operating income	69,672	30,931	46,119	12,702	96,715	—	256,139
Interest (income) expense, net	4,857	4,305	6,152	12,167	(6,194)	—	21,287
Net effect of swaps	(578)	(374)	—	—	—	—	(952)
Gain on foreign currency	—	(27)	(29,166)	—	—	—	(29,193)
Other (income) expense	62	(26,676)	1,163	—	25,386	—	(65)
Income from investment in affiliates	(132,699)	(98,522)	(16,843)	—	(58,378)	306,442	—
Income before taxes	198,030	152,225	84,813	535	135,901	(306,442)	265,062
Provision for taxes	6,715	19,526	26,432	535	20,539	—	73,747
Net income	$191,315	$132,699	$58,381	$—	$115,362	$(306,442)	$191,315
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(11,143)	—	(11,143)	—	—	11,143	(11,143)
Unrealized gain on cash flow hedging derivatives	1,994	605	—	—	—	(605)	1,994
Other comprehensive income (loss), (net of tax)	(9,149)	605	(11,143)	—	—	10,538	(9,149)
Total comprehensive income	$182,166	$133,304	$47,238	$—	$115,362	$(295,904)	$182,166

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$84,921	$275,214	$111,184	$807,575	$310,159	$(490,307)	$1,098,746
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,204	69,628	15,080	—	94,912
Operating expenses	—	258,162	40,115	622,643	32,137	(490,307)	462,750
Selling, general and administrative	1,870	50,754	8,818	73,572	14,823	—	149,837
Depreciation and amortization	—	24	14,319	—	117,771	—	132,114
Loss on impairment / retirement of fixed assets, net	—	—	67	1,868	6,024	—	7,959
	1,870	308,940	73,523	767,711	185,835	(490,307)	847,572
Operating income (loss)	83,051	(33,726)	37,661	39,864	124,324	—	251,174
Interest (income) expense, net	16,519	13,031	17,637	37,539	(22,974)	—	61,752
Net effect of swaps	(2,266)	(3,485)	—	—	—	—	(5,751)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	36	11,988	—	—	—	12,024
Other (income) expense	186	(61,404)	3,270	—	57,573	—	(375)
Income from investment in affiliates	(89,426)	(74,345)	(21,578)	—	(22,798)	208,147	—
Income before taxes	158,038	92,254	26,344	1,439	112,523	(208,147)	182,451
Provision for taxes	8,888	2,829	3,545	1,439	16,600	—	33,301
Net income	$149,150	$89,425	$22,799	$—	$95,923	$(208,147)	$149,150
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	5,990	—	5,990	—	—	(5,990)	5,990
Unrealized gain on cash flow hedging derivatives	6,250	2,085	—	—	—	(2,085)	6,250
Other comprehensive income (loss), (net of tax)	12,240	2,085	5,990	—	—	(8,075)	12,240
Total comprehensive income	$161,390	$91,510	$28,789	$—	$95,923	$(216,222)	$161,390

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$92,672	$262,739	$114,141	$788,737	$322,763	$(487,247)	$1,093,805
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,569	66,537	15,270	—	92,376
Operating expenses	—	248,047	37,701	616,134	32,744	(487,247)	447,379
Selling, general and administrative	2,254	51,358	8,592	73,098	15,840	—	151,142
Depreciation and amortization	—	26	12,869	—	113,342	—	126,237
Loss on impairment / retirement of fixed assets, net	—	—	542	1,511	1,004	—	3,057
Gain on sale of investment	—	(1,877)	—	—	—	—	(1,877)
	2,254	297,554	70,273	757,280	178,200	(487,247)	818,314
Operating income (loss)	90,418	(34,815)	43,868	31,457	144,563	—	275,491
Interest (income) expense, net	18,285	13,893	18,317	26,747	(15,169)	—	62,073
Net effect of swaps	2,162	1,555	—	—	—	—	3,717
Loss on early debt extinguishment	11,773	8,188	198	2,956	—	—	23,115
Gain on foreign currency	—	(27)	(35,020)	—	—	—	(35,047)
Other (income) expense	187	(56,623)	2,640	—	53,731	—	(65)
Income from investment in affiliates	(108,835)	(109,414)	(24,389)	—	(58,648)	301,286	—
Income before taxes	166,846	107,613	82,122	1,754	164,649	(301,286)	221,698
Provision (benefit) for taxes	8,917	(1,223)	23,473	1,754	30,848	—	63,769
Net income	$157,929	$108,836	$58,649	$—	$133,801	$(301,286)	$157,929
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(13,085)	—	(13,085)	—	—	13,085	(13,085)
Unrealized gain on cash flow hedging derivatives	5,981	1,816	—	—	—	(1,816)	5,981
Other comprehensive income (loss), (net of tax)	(7,104)	1,816	(13,085)	—	—	11,269	(7,104)
Total comprehensive income	$150,825	$110,652	$45,564	$—	$133,801	$(290,017)	$150,825

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$95,426	$13,190	$41,319	$136,066	$51,939	$(3,506)	$334,434
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(31,877)	—	(21,515)	53,392	—
Capital expenditures	—	—	(16,355)	(98,973)	(30,388)	—	(145,716)
Net cash for investing activities	—	—	(48,232)	(98,973)	(51,903)	53,392	(145,716)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	56,394	(3,002)	—	—	—	(53,392)	—
Distributions paid to partners	(151,820)	—	—	—	—	968	(150,852)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,200)	—	—	(2,521)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,049)	—	—	—	—	(3,049)
Payments related to tax withholding for equity compensation	—	(6,943)	—	—	—	—	(6,943)
Net cash for financing activities	(95,426)	(13,190)	—	(2,200)	—	(52,424)	(163,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(967)	—	—	—	(967)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(7,880)	34,893	36	(2,538)	24,511
Balance, beginning of period	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of period	$—	$—	$77,878	$115,323	$1,188	$(3,633)	$190,756

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 24, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$61,966	$(3,954)	$40,125	$103,553	$124,035	$(3,107)	$322,618
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(248,190)	248,190	—
Proceeds from returns on investments	338,000	15,500	—	—	146,500	(500,000)	—
Proceeds from sale of investment	—	3,281	—	—	—	—	3,281
Capital expenditures	—	(25)	(5,679)	(125,726)	(21,009)	—	(152,439)
Net cash from (for) investing activities	338,000	18,756	(5,679)	(125,726)	(122,699)	(251,810)	(149,158)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	50,003	198,187	—	—	—	(248,190)	—
Payments for returns of capital	—	—	—	(500,000)	—	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	—	750,000
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	—	(515,458)
Distributions paid to partners	(145,955)	—	—	—	—	1,438	(144,517)
Payment of debt issuance costs	—	(1,313)	—	(18,371)	—	—	(19,684)
Tax effect of units involved in treasury unit transactions	—	(2,560)	—	—	—	—	(2,560)
Payments related to tax withholding for equity compensation	—	(2,053)	—	—	—	—	(2,053)
Net cash from (for) financing activities	(399,966)	(14,802)	(13,854)	123,252	—	253,248	(52,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	5,892	—	—	—	5,892
CASH AND CASH EQUIVALENTS
Net increase for the period	—	—	26,484	101,079	1,336	(1,669)	127,230
Balance, beginning of period	—	—	65,563	57,825	353	(1,025)	122,716
Balance, end of period	$—	$—	$92,047	$158,904	$1,689	$(2,694)	$249,946

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
We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") effective January 1, 2018 using the modified retrospective method. The adoption of the standard did not have a material effect on the consolidated financial statements. Our accounting policy as a result of adopting ASU 2014-09 is discussed below. There were no other changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 during the third quarter of 2018.
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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and nine-month periods ended September 23, 2018 and September 24, 2017.

	Three months ended		Nine months ended
(In thousands)	9/23/2018	9/24/2017	9/23/2018	9/24/2017
Net income	$213,307	$191,315	$149,150	$157,929
Interest expense	21,464	21,638	62,563	62,472
Interest income	(530)	(351)	(811)	(399)
Provision for taxes	38,770	73,747	33,301	63,769
Depreciation and amortization	74,374	70,060	132,114	126,237
EBITDA	347,385	356,409	376,317	410,008
Loss on early debt extinguishment	—	—	1,073	23,115
Net effect of swaps	(1,217)	(952)	(5,751)	3,717
Non-cash foreign currency (gain) loss	(13,064)	(29,156)	12,026	(34,985)
Non-cash equity compensation expense	1,906	3,126	8,054	9,728
Loss on impairment / retirement of fixed assets, net	3,247	1,347	7,959	3,057
Gain on sale of investment	—	(1,877)	—	(1,877)
Employment practice litigation costs	—	4,696	—	4,696
Other (1)	(120)	49	(27)	397
Adjusted EBITDA	$338,137	$333,642	$399,651	$417,856

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
Nine months ended September 23, 2018

The fiscal nine-month period ended September 23, 2018 included a total of 1,710 operating days compared with 1,722 operating days for the fiscal nine-month period ended September 24, 2017. The following table presents key financial information for the nine months ended September 23, 2018 and September 24, 2017:

	Nine months ended	Nine months ended	Increase (Decrease)
	9/23/2018	9/24/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,098,746	$1,093,805	$4,941	0.5%
Operating costs and expenses	707,499	690,897	16,602	2.4%
Depreciation and amortization	132,114	126,237	5,877	4.7%
Loss on impairment / retirement of fixed assets, net	7,959	3,057	4,902	N/M
Gain on sale of investment	—	(1,877)	1,877	N/M
Operating income	$251,174	$275,491	$(24,317)	(8.8)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$399,651	$417,856	$(18,205)	(4.4)%
Adjusted EBITDA margin (2)	36.4%	38.2%	—	(1.8)%
Attendance	21,026	21,293	(267)	(1.3)%
In-park per capita spending	$47.80	$47.24	$0.56	1.2%
Out-of-park revenues	$126,306	$120,165	$6,141	5.1%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 38.

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

For the nine months ended September 23, 2018, net revenues increased by $4.9 million, to $1,098.7 million, from $1,093.8 million for the first nine months of 2017. This reflects a $6.1 million increase in out-of-park revenues and a $0.56 increase in in-park per capita spending offset by the impact of a 267,000-visit decrease in attendance. The increase in out-of-park revenues was attributable to increases in resort property revenues driven by higher occupancy rates and an increase in average daily room rates, particularly at Cedar Point. The increase in in-park per capita spending was attributable to higher revenues from our food and beverage programs, extra charge attractions and merchandise. The increase was somewhat offset by a decrease in admission spending due to a higher season pass attendance mix and the expansion of our free season pass program for guests aged 3 to 5 ("Pre-K pass") to three more parks in 2018 for a total of six properties. The decrease in attendance was driven by the impact of inclement weather at our seasonal amusement parks, a decline in season pass sales at Kings Island, and a delayed ride opening at California's Great America. The decrease in attendance largely occurred during the first seven months of 2018 and was partially offset by attendance growth in the months of August and September. The increase in net revenues was net of a $1.8 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the nine months ended September 23, 2018 increased 2.4%, or $16.6 million, to $707.5 million from $690.9 million for the first nine months of 2017. The increase was the result of a $15.4 million increase in operating expenses and a $2.5 million increase in cost of goods sold offset by a $1.3 million decrease in SG&A expense. Operating expenses grew by $15.4 million primarily due to increased seasonal wages which were driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by both planned head count and rate increases, increased employee health benefit claims, and increased operating supplies for personnel related costs including associate housing. We expect to continue to see higher labor costs during the fourth quarter due to both mandated and market wage rate adjustments. The $2.5 million increase in cost of goods sold was primarily related to the growth in our food and beverage programs. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable for both periods. The $1.3 million decrease in SG&A expense was primarily attributable to a prior year reserve established for an employment practice claim offset by increased technology related costs and higher merchant fees. The increase in operating costs and expenses was net of an $0.8 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the first nine months of 2018 increased $5.9 million compared with the same period in the prior year due to the change in the estimated useful life of a long-lived asset at Kings Island, as well as growth in capital improvements over the past several years. For the first nine months of 2018, the loss on impairment / retirement of fixed assets was $8.0 million compared with $3.1 million in the prior period. The increase was attributable to the retirement of a specific asset in the second quarter of 2018 and the impairment of two specific assets in the third quarter of 2018. During the third quarter of 2017, a $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment.

After the items above, operating income for the first nine months of 2018 decreased $24.3 million to $251.2 million compared with operating income of $275.5 million for the first nine months of 2017.

Interest expense for the first nine months of 2018 was comparable to the same period in the prior year. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement, as compared to a $23.1 million loss on early debt extinguishment related to our refinancing in the first half of 2017, as described in Note 5. The net effect of our swaps resulted in a benefit to earnings of $5.8 million for the first nine months of 2018 compared with a $3.7 million charge to earnings for the comparable period in 2017. The difference reflects the change in fair market value movements in our swap portfolio offset by the amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized a $12.0 million net charge to earnings for foreign currency gains and losses compared with a $35.0 million net benefit to earnings for the comparable period in 2017. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

During the first nine months of 2018, a provision for taxes of $33.3 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded in the first nine months of 2017 of $63.8 million. This decrease in provision for taxes relates to a decrease in pretax income from our corporate subsidiaries and the decrease in the federal statutory income tax rate resulting from the implementation of the 2017 Tax Cuts and Jobs Act.

After the items above, net income for the first nine months of 2018 totaled $149.2 million, or $2.63 per diluted limited partner unit, compared with net income of $157.9 million, or $2.79 per diluted limited partner unit, for the same period a year ago.

For the first nine months of 2018, Adjusted EBITDA decreased $18.2 million to $399.7 million from $417.9 million for the same period in 2017. The decrease in Adjusted EBITDA was attributable to lower attendance and to increased operating costs and expenses associated with labor, especially seasonal wages due to planned rate increases, operating supplies and other planned spending slightly offset by an increase in net revenues attributable to increased out-of-park revenues. Our Adjusted EBTIDA margin for the first nine months of 2018 decreased 180 basis points when compared to the same period in 2017 as a result of expense growth outpacing revenue growth.

Three months ended September 23, 2018

The fiscal three-month period ended September 23, 2018 included a total of 956 operating days compared with 960 operating days for the fiscal three-month period ended September 24, 2017. The following table presents key financial information for the three months ended September 23, 2018 and September 24, 2017:

	Three months ended	Three months ended	Increase (Decrease)
	9/23/2018	9/24/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$663,703	$652,689	$11,014	1.7%
Operating costs and expenses	327,510	327,020	490	0.1%
Depreciation and amortization	74,374	70,060	4,314	6.2%
Loss on impairment / retirement of fixed assets, net	3,247	1,347	1,900	N/M
Gain on sale of investment	—	(1,877)	1,877	N/M
Operating income	$258,572	$256,139	$2,433	0.9%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$338,137	$333,642	$4,495	1.3%
Attendance	12,371	12,428	(57)	(0.5)%
In-park per capita spending	$49.47	$48.73	$0.74	1.5%
Out-of-park revenues	$70,129	$65,103	$5,026	7.7%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 38.
For the quarter ended September 23, 2018, net revenues increased by $11.0 million, to $663.7 million, from $652.7 million in the third quarter of 2017. This reflects a $0.74 increase in in-park per capita spending and a $5.0 million increase in out-of-park revenues partially offset by the impact of a 57,000-visit decrease in attendance. The increase in in-park per capita spending was attributable to higher revenues from our food and beverage programs, extra charge attractions and merchandise. This increase was somewhat offset by a decrease in admission spending due to the expansion of our Pre-K pass program to three more parks in 2018 for a total of six properties. The increase in out-of-park revenues was attributable to increases in resort property revenues driven by higher occupancy rates and an increase in average daily room rates, particularly at Cedar Point. The decrease in attendance was driven by less guest visitation in the month of July followed by attendance growth in the months of August and September compared to the same months in 2017. Inclement weather throughout July and the impact of Hurricane Florence in September contributed to the decline. The increase in net revenues was net of a $2.6 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the quarter were comparable to the prior quarter due to a $3.8 million increase in operating expenses and a $1.2 million increase in cost of goods sold offset by a $4.5 million decrease in SG&A expense. Operating expenses grew by $3.8 million primarily due to increased seasonal wages driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased employee health benefit claims, and increased full-time and maintenance labor driven by both planned head count and rate increases. The $1.2 million increase in cost of goods sold was primarily related to the growth in our food and beverage programs. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable to the prior quarter. The $4.5 million decrease in SG&A expense was primarily attributable to a prior year reserve established for an employment practice claim. The increase in operating costs and expenses was net of a $1.5 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the quarter increased $4.3 million compared with the same period in the prior year largely due to the change in the estimated useful life of a long-lived asset at Kings Island. For the third quarter of 2018, the loss on impairment / retirement of fixed assets was $3.2 million compared with $1.3 million in the prior period. The increase was attributable to the impairment of two specific assets in the third quarter of 2018. During the third quarter of 2017, a $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment.

After the items above, operating income for the third quarter of 2018 increased $2.4 million to $258.6 million compared with $256.1 million for the third quarter of 2017.

Interest expense for the third quarter of 2018 was comparable to the same period in the prior year. The net effect of our swaps resulted in a benefit to earnings of $1.2 million for the third quarter of 2018 compared with a $1.0 million benefit to earnings in the third quarter of 2017. Both amounts reflect the change in fair market value movements in our swap portfolio offset by the amortization of amounts in OCI for our de-designated swaps. During the current quarter, we also recognized a $13.1 million net benefit to earnings for foreign currency gains and losses compared with a $29.2 million net benefit to earnings for the third quarter in 2017. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

During the third quarter of 2018, a provision for taxes of $38.8 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded in the third quarter of 2017 of $73.7 million. This decrease in provision for taxes relates to the decrease in the federal statutory income tax rate resulting from the implementation of the 2017 Tax Cuts and Jobs Act and a decrease in pretax income from our corporate subsidiaries.

After the items above, net income for the current quarter totaled $213.3 million, or $3.76 per diluted limited partner unit, compared with net income of $191.3 million, or $3.38 per diluted limited partner unit, for the third quarter a year ago.

For the current quarter, our Adjusted EBITDA increased $4.5 million to $338.1 million from $333.6 million for the same period in 2017. The increase in Adjusted EBITDA was attributable to an increase in net revenues due to increased in-park per capita spending and out-of-park revenues combined with comparable operating costs and expenses.

October 2018

Based on preliminary results, net revenues for the ten months ended October 28, 2018 were up approximately $9 million, or 1%, to $1.25 billion when compared with the ten months ended October 29, 2017. The increase was the result of a 1% increase in in-park per capita spending and a 5% increase in out-of-park revenues, offset slightly by a 1% decline in attendance compared with the prior period.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the third quarter of 2018 in sound condition. The working capital ratio (current assets divided by current liabilities) of 1.1 as of September 23, 2018 is the result of normal seasonal activity. Receivables, inventories and payables are at normal seasonal levels. There was a $59.2 million decrease in cash and cash equivalents as of September 23, 2018 compared with the balance as of September 24, 2017. The net cash proceeds from our debt refinancing in the first nine months of 2017 significantly impacted the change in cash position.
Operating Activities
During the nine-month period ended September 23, 2018, net cash from operating activities was $334.4 million, an increase of $11.8 million compared with the same period a year ago.
Investing Activities
Net cash for investing activities for the first nine months of 2018 was $145.7 million, a decrease of $3.4 million compared with the same period in the prior year. This decrease reflects less planned capital expenditures in the current period offset by prior period proceeds from the sale of a preferred equity investment in a non-public entity.
Financing Activities
Net cash for financing activities for the first nine months of 2018 was $163.2 million, an increase of $111.1 million compared with the same period in the prior year. This increase is primarily due to incremental term debt borrowings in the prior year from the April 2017 refinancing.

As of September 23, 2018, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan amortizes $7.5 million annually. We have $3.8 million of current maturities as of September 23, 2018.

•
No borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.4 million as of September 23, 2018, we had $259.6 million of available borrowings under the revolving credit facility and cash on hand of $190.8 million.

As of September 23, 2018, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix our variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix our variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as cash flow hedges. As of September 23, 2018, the fair market value of our derivatives was $4.1 million and was recorded in "Other Assets".

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of September 23, 2018, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In accordance with the Amended 2017 Credit Agreement debt provisions, on August 1, 2018, we announced the declaration of a distribution of $0.89 per limited partner unit, which was paid on September 17, 2018. Also, on October 30, 2018, we announced the declaration of a distribution of $0.925 per limited partner unit, which will be payable on December 17, 2018.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 23, 2018. We have no other significant off-balance sheet financing arrangements.

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

As of September 23, 2018, on an adjusted basis after giving affect to the impact of interest rate swap agreements, $1,450 million of our outstanding long-term debt represented fixed-rate debt and $235 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $13.2 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.5 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.4 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 23, 2018, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 23, 2018.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 23, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United State District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case will be remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. The Partnership and the named Plaintiff are required to file a brief in support of the settlement with the court. The hearing to approve the final settlement is expected to occur in the fourth quarter of 2018. Based upon the information available, the Partnership believes the liability recorded as of September 23, 2018 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 23, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	October 30, 2018	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	October 30, 2018	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer