Form 10-K
period 2018-12-31
CEDAR FAIR L P
filed 2019-02-22
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 22, 2018 of $64.09 per unit was approximately $3,540,385,307.
Number of Depositary Units representing limited partner interests outstanding as of February 1, 2019: 56,566,681

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in June 2019.
************
Page 1 of 76 pages

CEDAR FAIR, L.P.
2018 FORM 10-K CONTENTS

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

In 2018, the Partnership entertained approximately 26 million visitors. All of the Partnership's parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and entertainment. The amusement parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, near Los Angeles, California; Canada's Wonderland, near Toronto, Canada; Kings Island, near Cincinnati, Ohio; Carowinds, in Charlotte, North Carolina; Dorney Park & Wildwater Kingdom ("Dorney Park"), in Allentown, Pennsylvania; Kings Dominion, near Richmond, Virginia; California's Great America, in Santa Clara, California; Valleyfair, near Minneapolis/St. Paul, Minnesota; Worlds of Fun, in Kansas City, Missouri; and Michigan's Adventure, in Muskegon, Michigan. The Partnership manages and operates Gilroy Gardens Family Theme Park in Gilroy, California.

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

The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership's revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. In 2018, California's Great America, Carowinds, Worlds of Fun, Kings Island and Kings Dominion also hosted WinterFest, a 20 to 25 day holiday event operating during November and December showcasing holiday shows and festivities. In 2019, Canada's Wonderland will also extend its operating season by 20 to 25 days to include WinterFest. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is also generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year. Each park charges a basic daily admission price, which allows unlimited use of most rides and attractions.

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
The Partnership owns and operates the Cedar Point Causeway across Sandusky Bay. This Causeway is a major access route to Cedar Point. The Partnership also owns dormitory facilities located near the park that house approximately 4,100 of the park's seasonal employees.

Cedar Point Sports Center is an outdoor sports park consisting of various playing fields and training areas for soccer, baseball, softball and lacrosse tournaments and clinics in Sandusky, Ohio. The Partnership owns the land on which the sports park is located. The sports park is operated by a third party.

The Partnership owns land from the former Wildwater Kingdom seasonal water-park located near Cleveland, Ohio, which ceased operations during the third quarter of 2016. The land is available for sale.

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population.
The park is renowned for its seasonal events, including a special holiday event, Knott's Merry Farm, and a Halloween event, Knott's Scary Farm, which has been held for more than 45 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey.
Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions.
The Partnership also owns and operates the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm, which features a pool, fitness facilities and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 16 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals. In 2019, Canada's Wonderland will begin hosting WinterFest.

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

Michigan's Adventure
Michigan's Adventure, which opened in 1956 as Deer Park and was acquired by the Partnership in 2001, is a combination amusement and water park located in Muskegon, Michigan. Michigan's Adventure serves a market area principally from central and western Michigan and eastern Indiana.

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

EMPLOYEES

The Partnership has approximately 2,200 full-time employees. During the operating season, the Partnership employs in aggregate approximately 45,100 seasonal and part-time employees, many of whom are high school and college students. Approximately 4,100 of Cedar Point's seasonal employees, 400 of Kings Dominion's, and 400 of Valleyfair's seasonal employees live in dormitories owned by the Partnership. Approximately 350 of Dorney Park's seasonal employees, 350 of Carowinds' seasonal employees, 200 of Kings Island's seasonal employees, 100 of Cedar Point's seasonal employees and 150 of Worlds of Fun's seasonal employees live in dormitories rented by the Partnership. The Partnership maintains training programs for all new employees and believes that it maintains good relations with its employees.

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

The SEC maintains an Internet site at http://www.sec.gov that contains the Partnership's reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Executive Officers of Cedar Fair

Name	Age	Position(s)

Matthew A. Ouimet	60
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

Richard A. Zimmerman	58
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

Brian C. Witherow	52
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

Tim V. Fisher	58
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

Kelley S. Semmelroth	54
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.

Duffield E. Milkie	53
Duff Milkie has served as Executive Vice President and General Counsel since January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to January 2015. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

H. Philip Bender	63
Phil Bender has served as Executive Vice President, Operations since November 2010, previously serving as Regional Vice President beginning in June 2006. Prior to that, he served as Vice President and General Manager of Worlds of Fun / Oceans of Fun from 2000 through 2006.

Robert A. Decker	58
Rob Decker has served as Senior Vice President of Planning & Design since January 2015. Prior to that, he served as Corporate Vice President of Planning & Design since the end of 2002, and he has been with Cedar Fair since 1999. Prior to joining Cedar Fair, Rob served as Design Director at Jack Rouse Associates, Inc., a consultant firm to the entertainment industry, from 1989 through 1999.

David R. Hoffman	50
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 until November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Craig A. Heckman	55
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
Our parks compete for discretionary spending and discretionary free-time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance (defined as the number of guest visits to our amusement parks and separately gated outdoor water parks) and in-park per capita spending (calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, divided by total attendance) at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

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
Ten of our amusement parks are seasonal, generally operating during a portion of April or May, then daily from Memorial Day through Labor Day, and during weekends in September and, in most cases, October for Halloween events. Six of our seasonal amusement parks have or will have extended operations into November and December for winter events. Our outdoor water parks also operate seasonally, generally from Memorial Day through Labor Day and during some additional weekends before and after that period. Most of our revenues are generated during a 130- to 140-day annual operating season. As a result, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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

The high fixed cost structure of amusement park operations can result in significantly lower margins if revenues do not meet expectations.
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
Our success depends in part upon a number of key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of services of our key employees could cause disruption in important operational, financial and strategic functions and have a material adverse effect on our business.

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

There is a risk of accidents or other incidents occurring at amusement parks, which may reduce attendance and negatively impact our revenues.
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
We had $1,700.4 million of outstanding indebtedness as of December 31, 2018 (after giving effect to $15.4 million of outstanding letters of credit under our revolving credit facility and before reduction of debt issuance costs and original issue discount).

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

In addition, we may not be able to generate sufficient cash flow from operations, or be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt obligations. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt in the future will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, including our credit agreement and the indentures governing our notes, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Despite the amount of our indebtedness, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the amount of our indebtedness.

Variable rate indebtedness could subject us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2018, after giving consideration to current outstanding interest-rate swap arrangements, most of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

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

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2018, we were in compliance with this financial condition covenant and all other covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and we may make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1), (3)	Sandusky, Ohio	685	540	145
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	680	330	350
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	165	165	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun		Kansas City, Missouri	350	250	100
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140

(1) Cedar Point and Cedar Point Shores are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. The Partnership also owns approximately 320 acres of property on the mainland adjoining the approach to the Cedar Point Causeway with approximately 145 acres undeveloped. Cedar Point's Express Hotel, Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, two seasonal-employee housing complexes, and Cedar Point Sports Center are located on this property.

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

(2) The Partnership leases the land at California's Great America from the City of Santa Clara through a long-term lease agreement. The lease is renewable in 2039 with options to renew at the Partnership's discretion and has a right of first refusal clause to purchase the land. See Note 10 to the Consolidated Financial Statements for further information.

(3) In addition to the acreage above, the Partnership owns approximately 640 acres in Aurora, Ohio (near Cleveland, Ohio) which is available for sale. The land is the location of the former Wildwater Kingdom waterpark. See Note 3 to the Consolidated Financial Statements for further information regarding the closure of the waterpark.

All of the Partnership's property is owned in fee simple, with the exception of California's Great America in Santa Clara, California, and portions of the six-mile public highway that serves as secondary access route to Cedar Point, and is encumbered by the Partnership's Amended 2017 Credit Agreement. The Partnership considers its properties to be well maintained, in good condition and adequate for its present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. are defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. The Partnership filed an answer on January 13, 2017 denying the allegations in the complaint and requesting a dismissal of all claims.  On January 17, 2017, the Partnership filed a Notice of Removal of the case from the state court to the United States District Court for the Central District of California. The class has not been certified. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case was remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. On October 19, 2018, the Court granted preliminary approval of the proposed settlement. Notice of the Settlement was mailed to class members on December 19, 2018. The final approval hearing is scheduled for February 22, 2019. Based upon the information available, the Partnership believes the liability recorded as of December 31, 2018 is adequate and does not expect the terms of the negotiated settlement or final briefing to materially affect its financial results in future periods.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 1, 2019, there were approximately 5,100 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding the Partnership's equity incentive plan, which is incorporated herein by reference.

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's June 2014 notes, which includes the most restrictive of these Restricted Payment provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and the Partnership can make additional Restricted Payments if the Partnership's pro forma Total Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2013.

	Base Period	Return
	2013	2014	2015	2016	2017	2018
Cedar Fair, L.P.	$100.00	$102.19	$125.98	$152.97	$162.87	$125.98
S&P 500	100.00	113.69	115.26	129.04	157.21	150.33
S&P 400	100.00	109.77	107.38	129.65	150.70	134.00
S&P Movies and Entertainment	100.00	117.82	106.93	118.02	123.94	124.70

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2018	2017 (1)	2016	2015 (2)	2014 (3)
	(In thousands, except per unit and per capita amounts)
Statement of Operations
Net revenues	$1,348,530	$1,321,967	$1,288,721	$1,235,778	$1,159,605
Operating income	290,519	295,211	316,939	295,331	278,332
Income before taxes	161,396	216,588	249,106	134,414	114,100
Net income	126,653	215,476	177,688	112,222	104,215
Net income per unit - basic	$2.25	$3.84	$3.18	$2.01	$1.88
Net income per unit - diluted	$2.23	$3.79	$3.14	$1.99	$1.86
Balance Sheet Data
Total assets	$2,024,183	$2,064,159	$1,973,181	$1,963,020	$2,004,448
Working capital surplus (deficit)	(34,510)	21,489	(47,007)	(14,645)	(3,767)
Long-term debt	1,657,568	1,660,515	1,534,211	1,536,676	1,534,244
Partners' equity	32,416	82,946	60,519	57,009	96,217
Distributions
Declared per limited partner unit	$3.595	$3.455	$3.330	$3.075	$2.850
Paid per limited partner unit	$3.595	$3.455	$3.330	$3.075	$2.850
Other Data
Depreciation and amortization	$155,529	$153,222	$131,876	$125,631	$124,286
Adjusted EBITDA (4)	467,773	478,977	481,248	459,238	431,280
Capital expenditures	189,775	188,084	160,656	175,865	166,719
Attendance (5)	25,912	25,723	25,104	24,448	23,305
In-park per capita spending (6)	$47.69	$47.30	$46.90	$46.20	$45.54

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

(4)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Amended 2017 Credit Agreement and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of the Partnership's operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to Adjusted EBITDA is provided below.

(5)	Attendance includes number of guest visits to the Partnership's amusement parks and separately gated outdoor water parks.

(6)
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, divided by total attendance. Revenues from resort, marina, sponsorship, online transaction fees charged to customers and all other out-of-park operations are excluded from in-park per capita spending statistics. Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements, see Note 2 for further information.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Years Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Net income	$126,653	$215,476	$177,688	$112,222	$104,215
Interest expense	85,687	85,603	83,863	86,849	96,286
Interest income	(1,515)	(855)	(177)	(64)	(126)
Provision for taxes	34,743	1,112	71,418	22,192	9,885
Depreciation and amortization	155,529	153,222	131,876	125,631	124,286
EBITDA	401,097	454,558	464,668	346,830	334,546
Loss on early debt extinguishment	1,073	23,121	—	—	29,261
Net effect of swaps	7,442	(45)	(1,197)	(6,884)	(2,062)
Non-cash foreign currency (gain) loss	36,294	(29,041)	(14,345)	80,946	40,883
Non-cash equity compensation expense	11,243	13,789	18,496	15,470	12,536
Loss on impairment/retirement of fixed assets, net	10,178	12,728	12,587	20,873	9,757
Gain on sale of other assets	(112)	(1,877)	—	—	(921)
Employment practice litigation costs	—	4,867	—	259	4,953
Other (1)	558	877	1,039	1,744	2,327
Adjusted EBITDA	$467,773	$478,977	$481,248	$459,238	$431,280

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising, utilities and insurance, are relatively fixed for an operating season and do not vary significantly with attendance.

Each of our properties is overseen by a park general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis.

Along with attendance and in-park per capita spending statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, the Executive Vice President of Operations, Regional Vice Presidents and the park general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

	Years Ended December 31,
	2018		2017		2016
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$737,676	54.7%	$734,060	55.5%	$716,189	55.6%
Food, merchandise and games	433,315	32.1%	422,469	32.0%	407,673	31.6%
Accommodations, extra-charge products and other	177,539	13.2%	165,438	12.5%	164,859	12.8%
Net revenues	1,348,530	100.0%	1,321,967	100.0%	1,288,721	100.0%
Operating costs and expenses	892,416	66.2%	862,683	65.3%	827,319	64.2%
Depreciation and amortization	155,529	11.5%	153,222	11.6%	131,876	10.2%
Loss on impairment / retirement of fixed assets, net	10,178	0.8%	12,728	1.0%	12,587	1.0%
Gain on sale of investment	(112)	—%	(1,877)	(0.1)%	—	—%
Operating income	290,519	21.5%	295,211	22.3%	316,939	24.6%
Interest and other expense, net	84,354	6.3%	84,633	6.4%	83,686	6.5%
Net effect of swaps	7,442	0.6%	(45)	—%	(1,197)	(0.1)%
Loss on early debt extinguishment	1,073	0.1%	23,121	1.7%	—	—%
(Gain) loss on foreign currency	36,254	2.7%	(29,086)	(2.2)%	(14,656)	(1.1)%
Provision for taxes	34,743	2.6%	1,112	0.1%	71,418	5.5%
Net income	$126,653	9.4%	$215,476	16.3%	$177,688	13.8%
Other data:
Attendance	25,912		25,723		25,104
In-park per capita spending	$47.69		$47.30		$46.90

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

We completed the review of goodwill and other indefinite-lived intangibles as of the first days of the fourth quarter of 2018 and 2017 and determined goodwill and other indefinite-lived intangibles were not impaired at these testing dates.

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

Revenue Recognition
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to our guests, typically food and merchandise, and we act as an agent, resulting in net revenue recorded within the income statement. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the income statement, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal. For additional information on our revenue recognition and related receivables and contract liabilities, see Note 2 to our Consolidated Financial Statements.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

As of December 31, 2018, we had recorded a $6.4 million valuation allowance related to an $8.8 million deferred tax asset for foreign tax credit carryforwards. During the fourth quarter of 2018, we recognized a $2.3 million increase in the valuation allowance based on management's updated projection of future foreign tax credit utilization.

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

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The Act made significant changes to U.S. tax law and, among other things, reduced federal corporate tax rates from 35% to 21%. The accounting treatment of these tax law changes was complex, and the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain tax effects of the Act. We recognized the final tax impacts related to the reduction in tax rates including the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2018. The final impact differed from our provisional amounts by $1.3 million.

Results of Operations

We believe the following are key operational measures in our management and operational reporting, and they are used as major factors in significant operational decisions:

Attendance is defined as the number of guest visits to our amusement parks and separately gated outdoor water parks.

In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues (in-park revenues), divided by total attendance.

Out-of-park revenues are defined as revenues from resort, marina, sponsorship, online transaction fees charged to customers and all other out-of-park operations.

Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. See Note 2 - Summary of Significant Accounting Policies for further information.

2018 vs. 2017

The year ended December 31, 2018 included 2,061 operating days compared with 2,049 operating days for the year ended December 31, 2017. The following table presents key financial information and operating statistics for the years ended December 31, 2018 and December 31, 2017:

			Increase (Decrease)
	12/31/2018	12/31/2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,348,530	$1,321,967	$26,563	2.0%
Operating costs and expenses	892,416	862,683	29,733	3.4%
Depreciation and amortization	155,529	153,222	2,307	1.5%
Loss on impairment/retirement of fixed assets, net	10,178	12,728	(2,550)	N/M
Gain on sale of investment	(112)	(1,877)	1,765	N/M
Operating income	$290,519	$295,211	$(4,692)	(1.6)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$467,773	$478,977	$(11,204)	(2.3)%
Adjusted EBITDA margin (2)	34.7%	36.2%	—	(1.5)%
Attendance	25,912	25,723	189	0.7%
In-park per capita spending	$47.69	$47.30	$0.39	0.8%
Out-of-park revenues	$152,216	$143,763	$8,453	5.9%

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

Consolidated net revenues totaled $1,348.5 million for the year ended December 31, 2018, increasing $26.6 million, from $1,322.0 million for 2017. This reflects the impact of increases in attendance, in-park per capita spending, and out-of-park revenues compared with the prior year. The 189,000 visit, or 0.7%, increase in attendance was driven by higher season pass visitation in the last five months of the year, including increased attendance during WinterFest, a holiday event operating during November and December. The increase in WinterFest attendance related primarily to a new event held at Kings Dominion. Attendance in the first seven months of 2018 was lower than the prior year driven by the impact of inclement weather at our seasonal amusement parks and a decline in season pass sales at Kings Island. The $0.39, or 0.8%, increase in in-park per capita spending was attributable to growth in our food and beverage programs, extra charge attractions and merchandise. The $8.5 million, or 5.9%, increase in out-of-park revenues was largely attributable to increases in resort property revenues driven by higher occupancy rates and an increase in average daily room rates, particularly at Cedar Point. The increase in net revenues was net of a $2.3 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the year increased 3.4%, or $29.7 million, to $892.4 million from $862.7 million for 2017. This increase was the result of a $3.9 million increase in cost of goods sold, a $26.2 million increase in operating expenses, and comparable selling, general, and administrative expenses ("SG&A"). The $3.9 million increase in cost of goods sold related to the growth in our food and beverage programs. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both periods. Approximately half of the

$26.2 million increase in operating expenses was due to increased seasonal wages driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by both planned head count and rate increases. Lastly, the increase in operating expenses was due to increased operating supplies for personnel related costs including associate housing and for incremental costs related to WinterFest, particularly for the new event at Kings Dominion. SG&A expense was comparable due to higher merchant fees and increased technology related costs in 2018 offset by a reserve established in 2017 for an employment practice claim settlement of $4.9 million. The increase in operating costs and expenses was net of a $1.2 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for 2018 increased $2.3 million compared with the prior year. The increase in expense was attributable to growth in capital improvements offset by the impact of changes in the estimated useful lives of specific long-lived assets, in particular at Cedar Point and Dorney Park in the prior period. The loss on impairment / retirement of fixed assets for 2018 was $10.2 million, reflecting the retirement of a specific asset in the second quarter of 2018 and the impairment of two specific assets in the third quarter of 2018. This is compared with the $12.7 million loss on impairment / retirement of fixed assets for 2017 reflecting a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom, one of our separately gated outdoor water parks which ceased operations in 2016, and the impairment of assets in the normal course of business at several of our properties. A $0.1 million and $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment during the fourth quarter of 2018 and third quarter of 2017, respectively.

After the items above, operating income decreased $4.7 million to $290.5 million for 2018 from operating income of $295.2 million for 2017.

Interest expense for 2018 was comparable to the prior year. The net effect of our swaps resulted in a $7.4 million charge to earnings for 2018 compared with an immaterial impact to earnings for 2017. The difference reflects changes in fair market value for these swaps. During 2018, we recognized a $1.1 million loss on early debt extinguishment in connection with amending our 2017 Credit Agreement, as compared with a $23.1 million loss on early debt extinguishment related to our refinancing in the first half of 2017, as described in Note 5 to the Consolidated Financial Statements. We also recognized a $36.3 million net charge to earnings for foreign currency gains and losses in 2018 compared with a $29.1 million net benefit to earnings for 2017. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

For 2018, a provision for taxes of $34.7 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compares with a provision for taxes recorded for 2017 of $1.1 million. The increase in tax provision in the current year relates primarily to the prior year implementation of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The Act included numerous changes to the tax law, including a reduction in the federal corporate income tax rate from 35% to 21%. Since our corporate subsidiaries have a March tax year end, the applicable tax rate for the tax year ended March 25, 2018 was a 31.8% blended rate that was based on the applicable statutory rates and the number of days in each period within the taxable year before and after the effective date of the change in tax rate. For tax years following March 2018, the applicable tax rate will be 21%. Also, the change in tax rate required that we remeasure deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of the Act, we recognized a $49.2 million deferred tax benefit and a $6.1 million current income tax benefit in 2017 compared with a $1.3 million deferred tax benefit and an $8.6 million current income tax benefit in 2018. The $1.3 million deferred tax benefit in 2018 reflects the adjustment from our 2017 provisional amounts under SAB 118 to the final impact of the Act. Cash taxes paid in 2018 were $42.2 million compared with $56.0 million in 2017 due to a decrease in pretax income from our corporate subsidiaries and the decrease in federal statutory income tax rate from the Act. For 2019, cash taxes to be paid or payable are estimated to be approximately $45 million.

After the items above, net income for 2018 totaled $126.7 million, or $2.23 per diluted limited partner unit, compared with net income of $215.5 million, or $3.79 per diluted unit, for 2017.

For 2018, Adjusted EBITDA decreased to $467.8 million from $479.0 million for 2017. The $11.2 million decrease in Adjusted EBITDA is a result of higher operating costs and expenses associated with labor, especially seasonal wages due to planned rate increases, operating supplies and other planned spending out-pacing revenue growth. As a result, our Adjusted EBITDA margin decreased by 150 basis points.

Results of Operations

2017 vs. 2016

The year ended December 31, 2017 included 2,049 operating days compared with 2,080 operating days for the year ended December 31, 2016. On a same-park basis (excluding Wildwater Kingdom, one of the Partnership's separately gated outdoor water parks which was closed after the 2016 operating season), the year ended December 31, 2016 included a total of 1,997 operating days. The following table presents key financial information and operating statistics for the years ended December 31, 2017 and December 31, 2016:

			Increase (Decrease)
	12/31/2017	12/31/2016	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,321,967	$1,288,721	$33,246	2.6%
Operating costs and expenses	862,683	827,319	35,364	4.3%
Depreciation and amortization	153,222	131,876	21,346	16.2%
Loss on impairment/retirement of fixed assets, net	12,728	12,587	141	N/M
Gain on sale of investment	(1,877)	—	(1,877)	N/M
Operating income	$295,211	$316,939	$(21,728)	(6.9)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$478,977	$481,248	$(2,271)	(0.5)%
Adjusted EBITDA margin (2)	36.2%	37.3%	—	(1.1)%
Attendance	25,723	25,104	619	2.5%
In-park per capita spending	$47.30	$46.90	$0.40	0.9%
Out-of-park revenue	$143,763	$146,137	$(2,374)	(1.6)%

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

Consolidated net revenues totaled $1,322.0 million for the year ended December 31, 2017, increasing $33.2 million, from $1,288.7 million for 2016. This reflected an increase in both attendance and in-park per capita spending. Out-of-park revenues decreased $2.4 million compared with 2016. The 619,000 visit, or 2.5%, increase in attendance was driven by higher season pass visitation and increased attendance during WinterFest, a holiday event operating during November and December. The increase in WinterFest attendance related primarily to three new events in 2017 held at Kings Island, Carowinds, and Worlds of Fun. The $0.40, or 0.9%, increase in in-park per capita spending was primarily attributable to growth in our food and beverage programs, and the closure of Wildwater Kingdom. The $2.4 million, or 1.6%, decrease in out-of-park revenues was due to revenues received in 2016 from Super Bowl 50 special events and a decrease in transaction fee revenue recognized during 2017. Foreign currency exchange rates had an immaterial impact on net revenues.

Operating costs and expenses for 2017 increased 4.3%, or $35.4 million, to $862.7 million from $827.3 million for 2016. This increase was the result of a $4.2 million increase in cost of goods sold, a $19.2 million increase in operating expenses, and an $11.9 million increase in SG&A expense. The $4.2 million increase in cost of goods sold related to the growth in our food and beverage programs, as well as higher attendance levels. Cost of goods sold, as a percentage of food, merchandise, and games revenue, was comparable for both 2017 and 2016. The $19.2 million increase in operating expenses was primarily due to higher seasonal labor costs driven by rate increases, especially in California, as well as incremental labor hours especially related to WinterFest. In addition, full-time wages increased as a result of incremental head count and normal merit increases, as well as increased maintenance labor associated with WinterFest. Lastly, operating supply expense increased due to incremental special and seasonal events, especially for WinterFest, and the opening of several large capital projects that began operation in 2017. The $11.9 million increase in SG&A expense was attributable to a reserve for an employment practice settlement claim of $4.9 million, increased marketing expense, higher merchant fees, and increased technology related costs. Foreign currency exchange rates had an immaterial impact on operating costs and expenses.

Depreciation and amortization expense for 2017 increased $21.3 million compared with 2016. The increase was attributable to a change in the estimated useful lives of specific long-lived assets, in particular at Cedar Point and Dorney Park, as well as growth in capital improvements. The loss on impairment / retirement of fixed assets for 2017 was $12.7 million, reflecting a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom and the retirement of assets in the normal course of business at several of our properties. This was compared with the $12.6 million loss on impairment / retirement of fixed assets for 2016 reflecting the retirement of assets in the normal course of business. During the third quarter of 2017, a $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment.

After the items above, operating income decreased $21.7 million to $295.2 million for 2017 from operating income of $316.9 million for 2016.

Interest expense for 2017 increased $1.7 million compared with 2016. The increase was attributable to an increase in outstanding term debt. The net effect of our swaps resulted in an immaterial impact to earnings for 2017 compared with a $1.2 million benefit to earnings for 2016. The difference reflected the amortization of amounts in OCI in our de-designated swap portfolio offset by changes in fair market value for these swaps. We recognized a $23.1 million loss on early debt extinguishment during 2017 as a result of the April 2017 debt refinancing. We also recognized a $29.1 million net benefit to earnings for foreign currency gains and losses in 2017 compared with a $14.7 million net benefit to earnings for 2016. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

For 2017, a provision for taxes of $1.1 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This compared with a provision for taxes recorded for 2016 of $71.4 million. The decrease in tax provision in 2017 related primarily to implementation of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The Act included numerous changes to the tax law, including a reduction in the federal corporate income tax rate from 35% to 21%. Since our corporate subsidiaries have a March tax year end, the applicable tax rate for the tax year ended March 25, 2018 was a 31.8% blended rate based on the applicable statutory rates and the number of days in each period within the taxable year before and after the effective date of the change in tax rate. For tax years following March 2018, the applicable tax rate will be 21%. As a result of the reduction in the federal corporate income tax rate, we recognized a $6.1 million current income tax benefit. Also, the change in tax rate required that we remeasure deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of this remeasurement of our net deferred tax liability, we recognized a $49.2 million deferred tax benefit. The sum of these effects was recorded as a tax benefit in the consolidated statement of operations and comprehensive income for the year ended December 31, 2017. Cash taxes paid in 2017 were $56.0 million compared with $44.5 million in 2016. The change in cash taxes related to 2016 utilization of employment and foreign tax credits.

After the items above, net income for 2017 totaled $215.5 million, or $3.79 per diluted limited partner unit, compared with net income of $177.7 million, or $3.14 per diluted unit, for 2016.

For 2017, Adjusted EBITDA decreased to $479.0 million from $481.2 million for 2016. The $2.3 million decrease in Adjusted EBITDA was a result of higher operating costs and expenses associated with labor, marketing, merchant fees, and other planned spending out-pacing revenue growth, specifically attendance growth. As a result, our Adjusted EBITDA margin decreased by 110 basis points.

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

Financial Condition

We ended 2018 in sound condition with respect to both liquidity and cash flow. The working capital ratio (current assets divided by current liabilities) was 0.9 as of December 31, 2018 and was 1.1 as of December 31, 2017. There was a $60.9 million decrease in cash and cash equivalents as of December 31, 2018 compared with the balance as of December 31, 2017. The net cash proceeds from our debt refinancing in 2017 significantly impacted the working capital ratio and change in cash position. Cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities
Net cash from operating activities in 2018 increased $19.6 million to $350.7 million from $331.2 million in 2017. Net cash from operating activities in 2017 decreased $27.2 million to $331.2 million from $358.3 million in 2016. The fluctuations in operating cash flows between years was largely attributable to changes in working capital driven primarily by changes in deferred revenue and income tax payments.

Investing Activities
Investing activities consist principally of capital investments we make in our parks and resort properties. During 2018, cash spent on capital expenditures totaled $189.8 million attributable to capital for marketable new rides and attractions, and to a lesser extent, infrastructure and resort properties. During 2017, cash spent on capital expenditures totaled $188.1 million. During 2017, we also received $3.3 million of proceeds from the sale of a preferred equity investment in a non-public entity. During 2016, cash spent on capital expenditures totaled $160.7 million. During 2016, we also purchased identifiable intangible assets for $0.6 million.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in in-park per capita spending and revenues from guest accommodations. For the 2019 operating season, we will be investing approximately $140 million on infrastructure and marketable new rides and attractions, and anticipate investing an additional $30 million to $40 million in incremental opportunities such as resort properties, employee housing and an indoor sports facility near Cedar Point. Infrastructure and marketable capital investments will include two thrill-packed roller coasters in unique themed areas at Canada's Wonderland and Carowinds, and a new, immersive experience attraction at Cedar Point. In addition, we will add new attractions to appeal to kids, tweens and families, introduce new and upgraded dining venues and catering areas, and expand our festival and event offerings. In particular, we will extend the operating season at Canada's Wonderland for a new WinterFest holiday event, bringing the total to seven of our amusement parks with winter holiday events. Lastly, a new hotel at Carowinds is expected to open in late 2019, strengthening our appeal for a multi-day guest experience.

In addition, during November 2018, we exercised our right of first refusal under the Santa Clara land lease to purchase the land at California's Great America from the lessor, the City of Santa Clara, for $150 million. We are in the process of negotiating a purchase agreement to acquire the land, which will be subject to the approval of the Successor Agency to the Redevelopment Agency of the City of Santa Clara and the Oversight Board for Successor Agency to the City of Santa Clara Redevelopment Agency and certain other conditions. We also are evaluating different options to finance the purchase.

Financing Activities
Net cash utilized for financing activities in 2018 totaled $216.6 million, compared with $106.4 million in 2017. This increase is primarily due to incremental borrowings under our senior secured term loan facility under the Amended 2017 Credit Agreement in the prior year as a result of the April 2017 refinancing.

Net cash utilized for financing activities in 2017 totaled $106.4 million, compared with $194.5 million in 2016. This decrease reflects incremental debt borrowings due to the April 2017 refinancing, offset by other impacts of the April 2017 refinancing including payment of debt issuance costs and early termination penalties.

Liquidity and Capital Resources

As of December 31, 2018, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan amortizes $7.5 million annually. We have $5.6 million of current maturities as of December 31, 2018.

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

As of December 31, 2018 and December 31, 2017, before reduction for debt issuance costs and original issue discount, we had $735.0 million of variable-rate term debt, $950.0 million of outstanding fixed-rate notes, and no borrowings outstanding under our revolving credit facility. After letters of credit, which totaled $15.4 million as of December 31, 2018 and $15.9 million as of December 31, 2017, we had available borrowings under our revolving credit facility of $259.6 million and $259.1 million, respectively. The maximum outstanding balance under our revolving credit facility was $60.0 million during the year ended December 31, 2018 and $110.0 million during the year ended December 31, 2017.

As of December 31, 2018, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix our variable-rate debt at 4.39% and mature on December 31, 2020. The other four agreements fix our variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. As of December 31, 2017, we had four interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate of 4.39% and mature on December 31, 2020. None of our interest rate swaps were designated as cash flow hedges in the periods presented. As of December 31, 2018, the fair market value of our swap portfolio was a liability of $6.7 million compared with a liability of $8.7 million as of December 31, 2017. In both periods presented, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability". Additional detail regarding our swap arrangements is provided in Note 6 to our Consolidated Financial Statements.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2018, we were in compliance with this financial condition covenant and all other covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and we can make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

As market conditions warrant, we may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

In accordance with our debt provisions, on October 30, 2018, we announced the declaration of a distribution of $0.925 per limited partner unit, which was paid on December 17, 2018.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) as of December 31, 2018:

	Payments Due by Period
(In thousands)	Total	2019	2020-2021	2022-2023	2024 - Thereafter
Long-term debt (1)	$2,205,956	$87,694	$178,394	$177,325	$1,762,543
Capital expenditures (2)	82,921	70,828	12,093	—	—
Lease & other obligations (3)	147,951	22,087	17,840	16,515	91,509
Total	$2,436,828	$180,609	$208,327	$193,840	$1,854,052

(1)
Represents maturities and mandatory payments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming LIBOR interest rates as of December 31, 2018, and the impact of our various derivative contracts. See Note 5 to our Consolidated Financial Statements for further information.

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2018.

(3)
Represents contractual lease and purchase obligations in place at year-end. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2018.

Off-Balance Sheet Arrangements

We had $15.4 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2018. We have no other significant off-balance sheet financing arrangements.

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

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the consolidated statement of operations and comprehensive income. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that have been de-designated is amortized through the original maturity of the interest rate swap and reported as a component of "Net effect of swaps" in the consolidated statement of operations and comprehensive income.

As of December 31, 2018, on an adjusted basis after giving effect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1,450 million of our outstanding long-term debt represented fixed-rate debt and $235 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $13.2 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.5 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next year.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could not be passed along to our guests. In particular, the majority of our employees are seasonal and are paid hourly rates which are consistent with federal and state minimum wage laws. In addition, increases in full-time labor, supplies, taxes, and utility expenses could have an impact on our operating results. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so over the long term.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in this Form 10-K could adversely affect our future financial performance and cause actual results to differ materially from our expectations. In addition, the proposed purchase of the land currently leased from the City of Santa Clara is subject to the risk that we may be unable to obtain the required governmental approval, that any conditions to the purchase are not satisfied or that required approvals may not be able to be obtained on expected or acceptable terms, which could cause the parties to abandon the transaction. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading "Quantitative and Qualitative Disclosures about Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2018 and 2017 are presented in the table below:

Unaudited (In thousands, except per unit amounts)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2018
1st Quarter	$54,727	$(75,647)	$(83,400)	$(1.49)	$(1.49)
2nd Quarter	380,316	68,249	19,243	0.34	0.34
3rd Quarter	663,703	258,572	213,307	3.79	3.76
4th Quarter	249,784	39,345	(22,497)	(0.40)	(0.40)
	$1,348,530	$290,519	$126,653	2.25	2.23
2017
1st Quarter	$48,318	$(75,961)	$(64,754)	$(1.16)	$(1.16)
2nd Quarter	392,798	95,313	31,368	0.56	0.55
3rd Quarter	652,689	256,139	191,315	3.41	3.38
4th Quarter (1)	228,162	19,720	57,547	1.03	1.01
	$1,321,967	$295,211	$215,476	3.84	3.79

(1)
The fourth quarter of 2017 includes a $62.7 million benefit for taxes compared with a $1.4 million provision for taxes for the fourth quarter of 2018 primarily due to a $55.3 million tax benefit recorded in 2017 related to the Tax Cuts and Jobs Act (refer to Note 9 to the Consolidated Financial Statements).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and Board of Directors of
Cedar Fair, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United Stated of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

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
February 22, 2019

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$105,349	$166,245
Receivables	51,518	37,722
Inventories	30,753	29,719
Other current assets	12,589	13,297
	200,209	246,983
Property and Equipment:
Land	268,411	271,021
Land improvements	434,501	421,593
Buildings	732,666	693,899
Rides and equipment	1,813,489	1,740,653
Construction in progress	77,716	72,847
	3,326,783	3,200,013
Less accumulated depreciation	(1,727,345)	(1,614,241)
	1,599,438	1,585,772
Goodwill	178,719	183,830
Other Intangibles, net	36,376	38,064
Other Assets	9,441	9,510
	$2,024,183	$2,064,159
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,625	$—
Accounts payable	23,314	24,621
Deferred revenue	107,074	86,131
Accrued interest	7,927	8,124
Accrued taxes	29,591	43,975
Accrued salaries, wages and benefits	18,786	18,740
Self-insurance reserves	24,021	25,107
Other accrued liabilities	18,381	18,796
	234,719	225,494
Deferred Tax Liability	81,717	74,798
Derivative Liability	6,705	8,722
Other Liabilities	11,058	11,684
Long-Term Debt:
Term debt	719,507	723,788
Notes	938,061	936,727
	1,657,568	1,660,515
Commitments and Contingencies (Note 10)
Partners’ Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	—
Limited partners, 56,564 and 56,359 units outstanding at December 31, 2018 and December 31, 2017, respectively	5,845	81,589
Accumulated other comprehensive income (loss)	21,282	(3,933)
	32,416	82,946
	$2,024,183	$2,064,159

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2018	2017	2016
Net revenues:
Admissions	$737,676	$734,060	$716,189
Food, merchandise and games	433,315	422,469	407,673
Accommodations, extra-charge products and other	177,539	165,438	164,859
	1,348,530	1,321,967	1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	114,733	110,811	106,608
Operating expenses	584,350	558,102	538,881
Selling, general and administrative	193,333	193,770	181,830
Depreciation and amortization	155,529	153,222	131,876
Loss on impairment / retirement of fixed assets, net	10,178	12,728	12,587
Gain on sale of investment	(112)	(1,877)	—
	1,058,011	1,026,756	971,782
Operating income	290,519	295,211	316,939
Interest expense	85,687	85,603	83,863
Net effect of swaps	7,442	(45)	(1,197)
Loss on early debt extinguishment	1,073	23,121	—
(Gain) loss on foreign currency	36,254	(29,086)	(14,656)
Other income	(1,333)	(970)	(177)
Income before taxes	161,396	216,588	249,106
Provision for taxes	34,743	1,112	71,418
Net income	126,653	215,476	177,688
Net income allocated to general partner	1	2	2
Net income allocated to limited partners	$126,652	$215,474	$177,686

Net income	$126,653	$215,476	$177,688
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	17,240	(14,849)	(3,700)
Cash flow hedging derivative activity	8,366	7,975	3,350
Other comprehensive income (loss), (net of tax)	25,606	(6,874)	(350)
Total comprehensive income	$152,259	$208,602	$177,338
Basic earnings per limited partner unit:
Weighted average limited partner units outstanding	56,212	56,061	55,933
Net income per limited partner unit	$2.25	$3.84	$3.18
Diluted earnings per limited partner unit:
Weighted average limited partner units outstanding	56,860	56,800	56,562
Net income per limited partner unit	$2.23	$3.79	$3.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of December 31, 2015	56,018	$48,428	$—	$5,290	$3,291	$57,009
Net income		177,686	2			177,688
Partnership distribution declared ($3.330)		(187,180)	(2)			(187,182)
Issuance of limited partnership units related to compensation	183	13,776				13,776
Tax effect of units involved in treasury unit transactions		(422)				(422)
Foreign currency translation adjustment, net of tax $2,127					(3,700)	(3,700)
Cash flow hedging derivative activity, net of tax ($650)					3,350	3,350
Balance as of December 31, 2016	56,201	$52,288	$—	$5,290	$2,941	$60,519
Net income		215,474	2			215,476
Partnership distribution declared ($3.455)		(194,754)	(2)			(194,756)
Issuance of limited partnership units related to compensation	158	13,021				13,021
Tax effect of units involved in treasury unit transactions		(4,440)				(4,440)
Foreign currency translation adjustment, net of tax ($4,330)					(14,849)	(14,849)
Cash flow hedging derivative activity, net of tax ($1,484)					7,975	7,975
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net income		126,652	1			126,653
Partnership distribution declared ($3.595)		(203,197)	(2)			(203,199)
Issuance of limited partnership units related to compensation	205	2,940				2,940
Tax effect of units involved in treasury unit transactions		(2,530)				(2,530)
Foreign currency translation adjustment, net of tax $3,862					17,240	17,240
Cash flow hedging derivative activity, net of tax ($1,094)					8,366	8,366
Reclassification of stranded tax effect		391			(391)	—
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,653	$215,476	$177,688
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	155,529	153,222	131,876
Loss on early debt extinguishment	1,073	23,121	—
Non-cash foreign currency (gain) loss on debt	37,724	(30,912)	(14,771)
Non-cash equity based compensation expense	11,243	13,434	11,878
Non-cash deferred income tax expense (benefit)	11,259	(35,770)	10,662
Other non-cash expenses	16,146	13,516	13,300
Change in operating assets and liabilities:
(Increase) decrease in receivables	(13,975)	(2,195)	(5,887)
(Increase) decrease in inventories	(1,203)	(3,332)	(1,208)
(Increase) decrease in other assets	148	(40)	(53)
Increase (decrease) in accounts payable	549	1,906	(407)
Increase (decrease) in deferred revenue	21,564	2,964	13,099
Increase (decrease) in accrued interest	(25)	(2,002)	13
Increase (decrease) in accrued taxes	(13,842)	(15,398)	16,888
Increase (decrease) in accrued salaries and wages	149	(8,004)	5,804
Increase (decrease) in self-insurance reserves	(959)	(2,055)	3,026
Increase (decrease) in other liabilities	(1,293)	7,248	(3,561)
Net cash from operating activities	350,740	331,179	358,347
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(189,775)	(188,084)	(160,656)
Sale of preferred equity investment	112	3,281	—
Purchase of identifiable intangible assets	(41)	(66)	(577)
Net cash for investing activities	(189,704)	(184,869)	(161,233)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt borrowings	—	750,000	—
Note borrowings	—	500,000	—
Term debt payments	—	(617,850)	(6,000)
Note payments, including amounts paid for early termination	—	(515,458)	—
Distributions paid to partners	(203,199)	(194,756)	(187,182)
Payment of debt issuance costs and original issue discount	(2,543)	(19,809)	—
Exercise of limited partnership unit options	125	65	—
Tax effect of units involved in treasury unit transactions	(2,530)	(4,440)	(422)
Payments related to tax withholding for equity compensation	(8,428)	(4,173)	(920)
Net cash for financing activities	(216,575)	(106,421)	(194,524)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,357)	3,640	569
Net increase (decrease) for the year	(60,896)	43,529	3,159
Balance, beginning of year	166,245	122,716	119,557
Balance, end of year	$105,349	$166,245	$122,716

SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$84,947	$85,975	$82,015
Interest capitalized	2,864	2,524	2,331
Cash payments for income taxes, net of refunds	42,159	55,989	44,502
Capital expenditures in accounts payable	5,083	5,365	5,425

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2018, there were 56,563,933 outstanding limited partnership units listed on The New York Stock Exchange, net of 498,050 units held in treasury. As of December 31, 2017, there were 56,358,792 outstanding limited partnership units listed, net of 703,191 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership Agreement and restrictions within the Partnership's Amended 2017 Credit Agreement and prior credit agreements, the General Partner paid $3.595 per limited partner unit in distributions, or approximately $203.2 million in aggregate, in 2018.

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

	Years Ended December 31,
(In thousands)	2018	2017	2016
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated debt held in Canada	$37,724	$(30,912)	$(14,771)
(Gain) loss on other transactions	(1,470)	1,826	115
(Gain) loss on foreign currency	$36,254	$(29,086)	$(14,656)

Segment Reporting
Each of the Partnership's parks operates autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In addition to reviewing and evaluating performance of the business at the individual park level, the structure of the Partnership's management incentive compensation systems are centered on the operating results of each park as an integrated operating unit. Therefore, each park represents a separate operating segment of the Partnership's business. Although the Partnership manages its parks with a high degree of autonomy, each park offers and markets a similar collection of products and services to similar customers. In addition, the parks all have similar economic characteristics, in that they all show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating costs and operating profit. Therefore, the Partnership operates within a single reportable segment of amusement/water parks with accompanying resort facilities.

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $154.9 million in 2018, $152.5 million in 2017, and $131.2 million in 2016.

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

Goodwill
FASB ASC 350 - Intangibles - Goodwill and Other requires that goodwill be tested for impairment. Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Partnership's goodwill is allocated to its reporting units and goodwill impairment tests are performed at the reporting unit level. The Partnership performed its annual goodwill impairment test as of the first days of the fourth quarter for 2018 and 2017, respectively, and concluded there was no impairment of the carrying value of goodwill in either period.

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

The fair value of a reporting unit is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If an impairment is identified, an impairment charge is recognized for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Other Intangible Assets
The Partnership's other intangible assets consist primarily of trade-names and license and franchise agreements. The Partnership assesses the indefinite-lived trade-names for impairment separately from goodwill. After considering the expected use of the trade-names and reviewing any legal, regulatory, contractual, obsolescence, demand, competitive or other economic factors that could limit the useful lives of the trade-names, in accordance with FASB ASC 350, the Partnership determined that the trade-names had indefinite lives. Pursuant to FASB ASC 350, indefinite-lived intangible assets are reviewed, along with goodwill, annually for impairment or more frequently if impairment indicators arise. A relief-from-royalty model is used to determine whether the fair value of trade-names exceed their carrying amounts. The fair value of the trade-names is determined as the present value of fees avoided by owning the respective trade-name. The Partnership performed its annual impairment test as of the first days of the fourth quarter for 2018 and 2017, respectively, and concluded there was no impairment of the carrying value of these assets in either period. The Partnership's license and franchise agreements are amortized over the life of the agreement, generally ranging from three to twenty years.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported (IBNR) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Partnership's own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims, which are not material to our consolidated financial statements, are based upon the Partnership's own claims data history. All self-insurance reserves are periodically reviewed for changes in facts and circumstances, and adjustments are made as necessary. As of December 31, 2018 and December 31, 2017, the accrued self-insurance reserves totaled $24.0 million and $25.1 million, respectively.

Derivative Financial Instruments
The Partnership is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, it may enter into derivative transactions pursuant to its overall financial risk management program. The Partnership does not use derivative financial instruments for trading purposes.

The Partnership accounts for the use of derivative financial instruments according to FASB ASC 815 - Derivatives and Hedging. As of December 31, 2018, the Partnership had no derivatives designated as cash flow hedges. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps".

Revenue Recognition and related receivables and contract liabilities
The Partnership adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") effective January 1, 2018 using the modified retrospective method. The adoption of the standard did not have a material effect on the consolidated financial statements. The Partnership's accounting policy as a result of adopting ASU 2014-09 is discussed below:
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to the Partnership's amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".
The following table presents the Partnership's revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements, described below, for the periods presented:

	Years Ended December 31,
(In thousands)	2018	2017	2016
In-park revenues	$1,235,742	$1,216,698	$1,177,447
Out-of-park revenues	152,216	143,763	146,137
Concessionaire remittance	(39,428)	(38,494)	(34,863)
Net revenues	$1,348,530	$1,321,967	$1,288,721
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

Of the $86.1 million of deferred revenue recorded as of January 1, 2018, 88% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Deferred revenue outstanding as of January 1, 2018 was recognized by December 31, 2018 with the exception of an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. The difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period was attributable to additional season-long product sales during the current year for the 2019 operating season.

Payment is due immediately on the transaction date for most products. The Partnership's receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to twelve monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. The Partnership is not exposed to a significant concentration of customer credit risk. As of December 31, 2018 and December 31, 2017, the Partnership recorded a $2.6 million and $2.2 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

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

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Advertising expense totaled $65.5 million in 2018, $63.9 million in 2017 and $60.8 million in 2016. Certain prepaid costs incurred through year-end for the following year's advertising programs are included in Other current assets.

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

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,212	56,061	55,933
Effect of dilutive units:
Deferred units (Note 7)	48	42	31
Performance units (Note 7)	135	188	181
Restricted units (Note 7)	312	324	288
Unit options (Note 7)	153	185	129
Diluted weighted average units outstanding	56,860	56,800	56,562
Net income per unit - basic	$2.25	$3.84	$3.18
Net income per unit - diluted	$2.23	$3.79	$3.14
The effect of out-of-the-money and/or antidilutive unit options, had they not been out of the money or antidilutive, would have been immaterial in all periods presented.

New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU change the accounting applied by a lessor. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. The ASU can be adopted using either the modified retrospective approach, which requires application of the new standard at the beginning of the earliest comparative period presented, or the comparative reporting approach allowable under ASU 2018-11, which requires application of the new standard at the adoption date. The Partnership adopted this standard in the first quarter of 2019 using the comparative reporting approach. The Partnership elected not to reassess: whether any expired or existing contracts are or contain leases; the lease classification of any expired or existing leases; and the initial direct costs for any existing leases. The adoption of the standard is expected to result in the recognition of right-of-use assets and corresponding lease liabilities between $65.0 million and $75.0 million for the Partnership's Santa Clara land lease, as well as other operating leases.

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
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Partnership adopted this standard in the third quarter of 2018 using the prospective method. The Partnership anticipates the standard to lengthen the timing of expense recognition associated with upcoming cloud-based projects.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. This land had an associated carrying value of $17.1 million. The Partnership assessed the remaining asset and concluded there was no impairment during the third quarter of 2016. In the fourth quarter of 2017, the Partnership recorded a $7.6 million impairment charge based on recent information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the consolidated balance sheet ($9.0 million as of December 31, 2018 and 2017).

(4) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names are reviewed for impairment annually, or more frequently if indicators of impairment exist. The Partnership performed its annual impairment test as of the first days of the fourth quarter in 2018 and 2017, respectively, and concluded there was no impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

A summary of changes in the Partnership's carrying value of goodwill for the years ended December 31, 2018 and December 31, 2017 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance as of December 31, 2016	$259,528	$(79,868)	$179,660
Foreign currency exchange translation	4,170	—	4,170
Balance as of December 31, 2017	263,698	(79,868)	183,830
Foreign currency exchange translation	(5,111)	—	(5,111)
Balance as of December 31, 2018	$258,587	$(79,868)	$178,719

As of December 31, 2018 and December 31, 2017, the Partnership's other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2018
Other intangible assets:
Trade names	—	$35,394	$—	$35,394
License / franchise agreements	6.9 years	3,379	(2,397)	982
Total other intangible assets		$38,773	$(2,397)	$36,376

December 31, 2017
Other intangible assets:
Trade names	—	$36,531	$—	$36,531
License / franchise agreements	5.9 years	3,360	(1,827)	1,533
Total other intangible assets		$39,891	$(1,827)	$38,064

Amortization expense of other intangible assets for 2018, 2017 and 2016 was immaterial and is expected to be immaterial going forward.

(5) Long-Term Debt:
Long-term debt as of December 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	December 31, 2018	December 31, 2017
Term debt (1)
April 2017 U.S. term loan averaging 3.83% in 2018; 3.43% in 2017 (due 2017-2024)	$735,000	$735,000
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	500,000
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000
	1,685,000	1,685,000
Less current portion	(5,625)	—
	1,679,375	1,685,000
Less debt issuance costs and original issue discount	(21,807)	(24,485)
	$1,657,568	$1,660,515

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 6 to the Consolidated Financial Statements).

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

Concurrently with the April 2017 notes issuance, the Partnership amended and restated its existing $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

Revolving Credit Loans
The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of December 31, 2018, no borrowings under the revolving credit facility were outstanding and standby letters of credit totaled $15.4 million. After letters of credit, the Partnership had $259.6 million of available borrowings under its revolving credit facility as of December 31, 2018. The maximum outstanding revolving credit facility balance during 2018 was $60 million. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Term Debt
The $750 million senior secured term loan facility under the Amended 2017 Credit Agreement has a maturity date of April 15, 2024 and an interest rate of LIBOR plus 175 bps. The term loan amortizes at $7.5 million annually. The minimum maturities of term debt under the Amended 2017 Credit Agreement are as follows:

(In thousands)	2019	2020	2021	2022	2023	2024 & Beyond	Total
April 2017 U.S. term loan averaging 3.83% in 2018; 3.43% in 2017 (due 2017-2024)	$5,625	$7,500	$7,500	$7,500	$7,500	$699,375	$735,000

As of December 31, 2018, there were $5.6 million of current maturities outstanding. The Partnership may prepay some or all of its term debt without premium or penalty at any time.

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

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the April 2017 notes and co-borrowers of the senior secured credit facilities. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). There are no non-guarantor subsidiaries.

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

Covenants
The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2018, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's June 2014 notes, which includes the most restrictive of these Restricted Payments provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing, and the Partnership can make additional Restricted Payments if the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

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

During the first quarter of 2016, the Partnership amended its four interest rate swap agreements to extend each of the maturities to December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. During the second quarter of 2018, the Partnership entered into four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the Partnership's swap portfolio was recorded on the consolidated balance sheets within "Derivative Liability" as of December 31, 2018 and December 31, 2017 as follows:

(In thousands)	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest rate swaps	$(6,705)	$(8,722)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI were amortized into earnings through the original December 31, 2018 maturity. Therefore, all losses in AOCI related to the effective cash flow hedge contracts prior to de-designation have been reclassified to earnings as of December 31, 2018.

The (gains) losses recognized in income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" within the income statement for the periods presented as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Change in fair market value	$(2,017)	$(9,504)	$(9,868)
Amortization of amounts in AOCI	9,459	9,459	8,671
Net effect of swaps	$7,442	$(45)	$(1,197)

(7) Partners' Equity and Equity-Based Compensation:
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

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive income within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Awards Payable in Cash or Equity
Performance units	$—	$507	$4,586
Deferred units	(266)	627	993
Awards Payable in Equity
Performance units	5,413	8,822	7,519
Restricted units	5,830	4,612	3,856
Unit Options	—	—	5
Total equity-based compensation expense	$10,977	$14,568	$16,959

Awards Payable in Cash or Equity

Performance Units
During the year ended December 31, 2018, no performance units payable in cash or equity were awarded. The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be settled with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. Certain of these types of performance units were awarded in prior years. The effect of these outstanding performance unit awards for which the performance condition had been met has been included in the diluted earnings per unit calculation, as a portion of the awards were paid in limited partnership units. The effect of these outstanding performance unit awards for which the performance condition had not been met has been excluded from the diluted earnings per unit calculation. The Partnership had settled all outstanding performance unit awards payable in cash or equity in 2017.

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2017	44	$55.41
Granted (1)	12	$49.35
Forfeited	—	—
Vested	—	—
Outstanding deferred units at December 31, 2018	56	$54.21

(1) Includes 3 distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2018, the market value of the deferred units was $2.6 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2018, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2017	532	$57.18
Granted (1)	122	$52.56
Forfeited	(58)	$59.10
Vested	(217)	$54.63
Unvested performance units at December 31, 2018	379	$56.86

(1) Includes 18 forfeitable distribution-equivalent units

The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units, generally are paid out in the first quarter following the performance period in limited partnership units. The effect of these types of outstanding performance unit awards, for which the performance conditions have been met, have been included in the diluted earnings per unit calculation. The number of units vested in 2018 include 62,117 retention grant units. Vesting of the retention grant unit award followed a three-year performance period. Half of the retention grant unit award vested in December 2017 and the remaining half of the award vested in December 2018. The forfeitable distribution equivalents for the retention grant units are payable in cash at the same time. As of December 31, 2018, $1.0 million of forfeitable distribution equivalents were accrued prior to payment in early January 2019, classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet.

As of December 31, 2018, unamortized compensation expense related to these unvested performance unit awards was $9.6 million, which is expected to be amortized over a weighted average period of 2.3 years. The fair value of the performance units is based on the unit price the day before the date of grant along with reinvested forfeitable distribution-equivalent units. The Partnership assesses the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2017	252	$59.75
Granted	130	$53.62
Forfeited	(5)	$60.74
Vested	(67)	$56.59
Unvested restricted units at December 31, 2018	310	$57.85

The majority of the restricted units vest over a three-year period, and the restrictions on these units lapse upon vesting. In addition, of the unvested restricted units at December 31, 2018, 32,154 units vest following a two-year cliff vesting period and 85,645 units vest following a three-year cliff vesting period. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, are payable in cash. As of December 31, 2018, the amount of forfeitable distribution equivalents accrued totaled $1.4 million; $0.5 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.9 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2018, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $10.9 million, which is expected to be amortized over a weighted average period of 2.1 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	374	$34.55
Exercised	(6)	36.95
Options outstanding at December 31, 2018	368	$34.51
Options exercisable, end of year	368	$34.51	3.8 years	$4,707

The Partnership's unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vest over a three-year period and have a maximum term of ten years. As of December 31, 2018, the Partnership had 368,091 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The range of exercise prices of unit options outstanding was $29.53 to $36.95 as of December 31, 2018. The total intrinsic value of unit options exercised during the years ended December 31, 2018, 2017 and 2016 were $0.2 million, $0.7 million, and $2.8 million, respectively.

The Partnership has a policy of issuing limited partnership units from treasury to satisfy unit option exercises and expects its treasury unit balance to be sufficient for 2019 based on estimates of unit option exercises for that period.

(8) Retirement Plans:
The Partnership has trusteed, noncontributory retirement plans for the majority of its full-time employees. Contributions are discretionary and amounts accrued were approximately $4.2 million, $4.0 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Partnership has a trusteed, contributory retirement plan for the majority of its full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit by the Partnership. Matching contributions, net of forfeitures, approximated $2.6 million, $2.6 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition, approximately 240 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.8 million, $1.8 million and $1.7 million were contributed for the years ended December 31, 2018, 2017 and 2016, respectively. The Partnership has no plans to withdraw from any of the multi-employer plans.  The Partnership believes that the liability resulting from any such withdrawal, as defined by the Multi-employer Pension Plan Amendments Act of 1980, would not be material.

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

The Partnership's 2018 tax provision totaled $34.7 million, which consisted of an $11.6 million provision for the PTP tax and a $23.1 million provision for income taxes. This compares with the Partnership's 2017 tax provision of $1.1 million, which consisted of an $11.1 million provision for the PTP tax and a $10.0 million benefit for income taxes, and the 2016 tax provision of $71.4 million, which consisted of an $11.4 million provision for the PTP tax and a $60.0 million provision for income taxes. The calculation of the tax provision involves significant estimates and assumptions and actual results could differ from those estimates.

Significant components of income before taxes for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Domestic	$185,749	$171,382	$223,626
Foreign	(24,353)	45,206	25,480
Total income before taxes	$161,396	$216,588	$249,106

The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Income taxes:
Current federal	$2,682	$18,640	$40,440
Current state and local	4,901	4,631	5,729
Current foreign	4,301	2,501	3,188
Total current	11,884	25,772	49,357
Deferred federal, state and local	15,525	(41,133)	5,766
Deferred foreign	(4,266)	5,363	4,896
Total deferred	11,259	(35,770)	10,662
Total provision (benefit) for income taxes	$23,143	$(9,998)	$60,019

The provision (benefit) for income taxes for the Partnership's corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 21% to the Partnership's income before taxes in 2018 (35% in 2017 and 2016).

The sources and tax effects of the differences were as follows:

(In thousands)	2018	2017	2016
Income tax provision based on the U.S. federal statutory tax rate	$33,893	$75,806	$87,187
Partnership income not includible in corporate income	(16,403)	(23,644)	(38,702)
State and local taxes, net of federal income tax benefit	5,278	4,878	6,323
Valuation allowance	2,321	(119)	(1,473)
Tax credits	(1,300)	(1,063)	(1,066)
Change in U.S. tax law	(8,730)	(54,171)	7,366
Foreign currency translation (gains) losses	7,949	(10,756)	—
Nondeductible expenses and other	135	(929)	384
Total provision (benefit) for income taxes	$23,143	$(9,998)	$60,019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2018 and December 31, 2017 were as follows:

(In thousands)	2018	2017
Deferred tax assets:
Compensation	$5,899	$9,022
Accrued expenses	3,932	4,647
Foreign tax credits	8,758	8,654
Tax attribute carryforwards	2,321	2,016
Derivatives	1,478	938
Foreign currency	8,965	5,443
Deferred revenue	2,521	2,653
Deferred tax assets	33,874	33,373
Valuation allowance	(6,410)	(4,088)
Net deferred tax assets	27,464	29,285
Deferred tax liabilities:
Property	(94,847)	(91,730)
Intangibles	(14,334)	(12,353)
Deferred tax liabilities	(109,181)	(104,083)
Net deferred tax liability	$(81,717)	$(74,798)

The Partnership records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long term estimates of domestic and foreign source income.

As of December 31, 2018, the Partnership had recorded a $6.4 million valuation allowance related to an $8.8 million deferred tax asset for foreign tax credit carryforwards. During the fourth quarter of 2018, the Partnership recognized a $2.3 million increase in the valuation allowance based on management's updated projection of future foreign tax credit utilization. The valuation allowance had previously been reduced by $0.1 million for the year ended December 31, 2017.

Tax law changes resulted in a tax benefit of $8.7 million in 2018, a tax benefit of $54.2 million in 2017 and a tax provision of $7.4 million in 2016. First, during October 2017, the U.S. Department of Treasury extended the implementation date of the final regulations impacting the recognition of foreign currency gains and losses for the purpose of calculating U.S. taxable income. The regulations change the taxability of future recognized foreign currency gains and losses upon repatriation from a foreign subsidiary. Accordingly, during 2018, 2017 and 2016, the Partnership, using the Fresh Start Transition Method provided in the regulations, recomputed and recorded the future reported tax consequences of the change in tax law. The Partnership recognized an increase in provision for taxes and a reduction of deferred tax assets related to these changes of $1.2 million for the year ended December 31, 2018, $1.1 million for the year ended December 31, 2017 and $7.4 million for the year ended December 31, 2016. Second, on December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), was signed into law. The Act included numerous tax law changes, including a reduction in the federal corporate income tax rate from 35% to 21%. Since the Partnership's corporate subsidiaries have a March tax year end, the applicable tax rate for the tax year ended March 25, 2018 was a 31.8% blended rate that was based on the applicable statutory rates and the number of days in each period within the taxable year before and after the effective date of the change in tax rate. For tax years following March 2018, the applicable tax rate will be 21%. As a result of the reduction in the federal corporate income tax rate, the Partnership recognized an $8.6 million and $6.1 million current income tax benefit for the years ended December 31, 2018 and December 31, 2017, respectively. The $8.6 million current income tax benefit for 2018 was attributable to the higher blended rate applied to net losses in the first quarter of 2018. The change in tax rates also required the remeasurement of deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of the remeasurement of the net deferred tax liability, the Partnership realized a provisional $49.2 million deferred tax benefit for the year ended December 31, 2017. An additional $1.3 million deferred tax benefit was realized for the year ended December 31, 2018 reflecting the adjustment from our 2017 provisional amount under SAB 118 to the final impact of the Act recorded in the fourth quarter of 2018.

As of December 31, 2018, the Partnership had $2.3 million of tax attribute carryforwards consisting entirely of the tax effect of state net operating loss carryforwards. Unused state net operating loss carryforwards will expire from 2019 to 2028. The Partnership expects to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

The Partnership has recorded a deferred tax liability of $0.5 million as of December 31, 2018 to account for foreign currency translation adjustments and a deferred tax liability of $3.2 million as of December 31, 2017 to account for the tax effect of derivatives and foreign currency translation adjustments included in other comprehensive income.

The Partnership's unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. The Partnership recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Partnership and its corporate subsidiaries are subject to taxation in the U.S., Canada and various state and local jurisdictions. The tax returns of the Partnership are subject to examination by state and federal tax authorities. With few exceptions, the Partnership and its corporate subsidiaries are no longer subject to examination by the major taxing authorities for tax years before 2014.

(10) Operating Lease Commitments and Contingencies:
Operating Lease Commitments
The Partnership has commitments under various operating leases at its parks. Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows:

(In thousands)	Future Minimum Lease Payments
Year:
2019	$7,563
2020	6,494
2021	5,742
2022	5,438
2023	5,366
Thereafter	85,689
Total	$116,292

The amounts above include the land lease at California's Great America which is renewable in 2039 and includes a right of first refusal clause. Lease expense, which includes short-term rentals for equipment and machinery, for the years ended December 31, 2018, 2017 and 2016 totaled $16.5 million, $14.8 million and $12.8 million, respectively.

During November 2018, the Partnership exercised its right of first refusal under the Santa Clara land lease to purchase the land at California's Great America from the lessor, the City of Santa Clara, for $150 million. The Partnership is in the process of negotiating a purchase agreement to acquire the land, which will be subject to the approval of the Successor Agency to the Redevelopment Agency of the City of Santa Clara and the Oversight Board for Successor Agency to the City of Santa Clara Redevelopment Agency and certain other conditions. The Partnership also is evaluating different options to finance the purchase. If the Partnership acquires the land, following the purchase, the Partnership anticipates the remaining operating lease commitments would be immaterial to the consolidated financial statements.

Contingencies
The Partnership is also a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this Form 10-K, are expected to have a material effect in the aggregate on the Partnership's financial statements.

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2018 and December 31, 2017 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)			December 31, 2018		December 31, 2017
	Consolidated Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$511	$511	$736	$736
Interest rate swaps	Derivative Liability	Level 2	$(6,705)	$(6,705)	$(8,722)	$(8,722)
Other financial assets (liabilities):
April 2017 term debt	Long-Term Debt (1)	Level 2	$(729,375)	$(707,494)	$(735,000)	$(742,350)
April 2017 notes	Long-Term Debt (1)	Level 1 (2)	$(500,000)	$(475,000)	$(500,000)	$(525,000)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(441,000)	$(450,000)	$(469,125)

(1)
Carrying values of long-term debt balances are before reductions of debt issuance costs and original issue discount of $21.8 million and $24.5 million as of December 31, 2018 and December 31, 2017, respectively.

(2)	The April 2017 notes were based on Level 1 inputs as of December 31, 2018 and Level 2 inputs as of December 31, 2017.

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

The carrying value of cash and cash equivalents, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2018.

(12) Changes in Accumulated Other Comprehensive Income ("AOCI"):
The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016:

Changes in Accumulated Other Comprehensive Income by Component
(In thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2015	$(19,300)	$22,591	$3,291
Other comprehensive income before reclassifications, net of tax $711 and $2,127	(3,960)	(3,700)	(7,660)
Amounts reclassified from accumulated other comprehensive income, net of tax ($1,361)	7,310	—	7,310
Balance as of December 31, 2016	$(15,950)	$18,891	$2,941
Other comprehensive income before reclassifications, net of tax ($4,330)	—	(14,849)	(14,849)
Amounts reclassified from accumulated other comprehensive income, net of tax ($1,484)	7,975	—	7,975
Balance as of December 31, 2017	$(7,975)	$4,042	$(3,933)
Other comprehensive income before reclassifications, net of tax $3,862	—	17,240	17,240
Amounts reclassified from accumulated other comprehensive income, net of tax ($1,094)	8,366	—	8,366
Reclassification of stranded tax effect	(391)	—	(391)
Balance as of December 31, 2018	$—	$21,282	$21,282

Reclassifications Out of Accumulated Other Comprehensive Income
(In thousands)	Affected Income Statement Location	Years Ended December 31,
AOCI Component		2018	2017	2016
Interest rate contracts	Net effect of swaps	$9,460	$9,459	$8,671
Provision for taxes	Provision for taxes	(1,094)	(1,484)	(1,361)
Losses on cash flow hedges	Net of tax	$8,366	$7,975	$7,310

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017, and December 31, 2016. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$73,326	$32,715	$(692)	$105,349
Receivables	—	1,093	34,497	938,397	(922,469)	51,518
Inventories	—	—	2,135	28,618	—	30,753
Other current assets	179	1,411	5,462	10,544	(5,007)	12,589
	179	2,504	115,420	1,010,274	(928,168)	200,209
Property and Equipment, net	—	802	172,344	1,426,292	—	1,599,438
Investment in Park	601,706	1,182,345	262,462	218,575	(2,265,088)	—
Goodwill	674	—	58,440	119,605	—	178,719
Other Intangibles, net	—	—	13,030	23,346	—	36,376
Deferred Tax Asset	—	18,224	—	—	(18,224)	—
Other Assets	—	—	36	9,405	—	9,441
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$984	$—	$4,641	$—	$5,625
Accounts payable	565,472	359,953	2,430	18,620	(923,161)	23,314
Deferred revenue	—	—	8,460	98,614	—	107,074
Accrued interest	1	1	2,054	5,871	—	7,927
Accrued taxes	443	6,668	—	27,487	(5,007)	29,591
Accrued salaries, wages and benefits	—	17,552	1,234	—	—	18,786
Self-insurance reserves	—	10,214	1,433	12,374	—	24,021
Other accrued liabilities	3,318	4,903	136	10,024	—	18,381
	569,234	400,275	15,747	177,631	(928,168)	234,719
Deferred Tax Liability	—	—	12,425	87,516	(18,224)	81,717
Derivative Liability	909	5,796	—	—	—	6,705
Other Liabilities	—	1,169	—	9,889	—	11,058
Long-Term Debt:
Term debt	—	126,525	—	592,982	—	719,507
Notes	—	—	446,241	491,820	—	938,061
	—	126,525	446,241	1,084,802	—	1,657,568

Equity	32,416	670,110	147,319	1,447,659	(2,265,088)	32,416
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$103,687	$336,778	$124,506	$1,268,200	$(484,641)	$1,348,530
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,841	103,892	—	114,733
Operating expenses	—	328,709	47,551	692,731	(484,641)	584,350
Selling, general and administrative	2,301	67,582	10,586	112,864	—	193,333
Depreciation and amortization	—	33	15,273	140,223	—	155,529
Loss on impairment / retirement of fixed assets, net	—	—	221	9,957	—	10,178
Gain on sale of investment	—	(112)	—	—	—	(112)
	2,301	396,212	84,472	1,059,667	(484,641)	1,058,011
Operating income (loss)	101,386	(59,434)	40,034	208,533	—	290,519
Interest expense, net	23,339	18,331	23,988	18,514	—	84,172
Net effect of swaps	1,228	6,214	—	—	—	7,442
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	51	36,203	—	—	36,254
Other (income) expense	250	(78,571)	4,196	74,307	—	182
(Income) loss from investment in affiliates	(61,484)	(62,244)	(24,329)	2,517	145,540	—
Income (loss) before taxes	138,053	56,598	(24)	112,309	(145,540)	161,396
Provision (benefit) for taxes	11,400	(4,886)	2,494	25,735	—	34,743
Net income (loss)	$126,653	$61,484	$(2,518)	$86,574	$(145,540)	$126,653
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	17,240	—	17,240	—	(17,240)	17,240
Cash flow hedging derivative activity	8,366	2,813	—	—	(2,813)	8,366
Other comprehensive income (loss), (net of tax)	25,606	2,813	17,240	—	(20,053)	25,606
Total comprehensive income	$152,259	$64,297	$14,722	$86,574	$(165,593)	$152,259

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$1,239,067	$(466,605)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	99,328	—	110,811
Operating expenses	—	313,654	44,990	666,063	(466,605)	558,102
Selling, general and administrative	3,007	67,872	10,497	112,394	—	193,770
Depreciation and amortization	—	33	15,654	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	12,072	—	12,728
Gain on sale of investment	—	(1,877)	—	—	—	(1,877)
	3,007	379,682	83,280	1,027,392	(466,605)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	211,675	—	295,211
Interest expense, net	23,739	18,837	24,839	17,333	—	84,748
Net effect of swaps	(150)	105	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	(29,086)
Other (income) expense	250	(73,581)	3,460	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	206,029	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	(8,724)	—	1,112
Net income	$215,476	$160,928	$84,397	$214,753	$(460,078)	$215,476
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(14,849)	—	(14,849)	—	14,849	(14,849)
Cash flow hedging derivative activity	7,975	2,422	—	—	(2,422)	7,975
Other comprehensive income (loss), (net of tax)	(6,874)	2,422	(14,849)	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$144,042	$320,945	$117,962	$1,234,075	$(528,303)	$1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,868	96,740	—	106,608
Operating expenses	—	303,974	42,820	720,390	(528,303)	538,881
Selling, general and administrative	3,029	68,422	10,151	100,228	—	181,830
Depreciation and amortization	—	35	14,816	117,025	—	131,876
Loss on impairment / retirement of fixed assets, net	—	—	159	12,428	—	12,587
	3,029	372,431	77,814	1,046,811	(528,303)	971,782
Operating income (loss)	141,013	(51,486)	40,148	187,264	—	316,939
Interest expense, net	32,643	24,114	25,403	1,526	—	83,686
Net effect of swaps	(473)	(724)	—	—	—	(1,197)
(Gain) loss on foreign currency	—	—	(14,660)	4	—	(14,656)
Other (income) expense	250	(83,657)	3,925	79,482	—	—
Income from investment in affiliates	(80,295)	(73,132)	(20,545)	(27,628)	201,600	—
Income before taxes	188,888	81,913	46,025	133,880	(201,600)	249,106
Provision for taxes	11,200	1,621	18,396	40,201	—	71,418
Net income	$177,688	$80,292	$27,629	$93,679	$(201,600)	$177,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	—	(3,700)	—	3,700	(3,700)
Cash flow hedging derivative activity	3,350	1,060	—	—	(1,060)	3,350
Other comprehensive income (loss), (net of tax)	(350)	1,060	(3,700)	—	2,640	(350)
Total comprehensive income	$177,338	$81,352	$23,929	$93,679	$(198,960)	$177,338

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$136,471	$11,057	$12,901	$191,056	$(745)	$350,740
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(67,861)	67,861	—
Purchase of identifiable intangible assets	—	—	—	(41)	—	(41)
Sale of preferred equity investment	—	112	—	—	—	112
Capital expenditures	—	—	(19,976)	(169,799)	—	(189,775)
Net cash from (for) investing activities	—	112	(19,976)	(237,701)	67,861	(189,704)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	67,876	(15)	—	—	(67,861)	—
Distributions paid to partners	(204,347)	—	—	—	1,148	(203,199)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,222)	—	(2,543)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	(2,530)
Payments related to tax withholding for equity compensation	—	(8,428)	—	—	—	(8,428)
Net cash for financing activities	(136,471)	(11,169)	—	(2,222)	(66,713)	(216,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,357)	—	—	(5,357)
CASH AND CASH EQUIVALENTS
Net decrease for the year	—	—	(12,432)	(48,867)	403	(60,896)
Balance, beginning of year	—	—	85,758	81,582	(1,095)	166,245
Balance, end of year	$—	$—	$73,326	$32,715	$(692)	$105,349

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, December 31, 2017, and December 31, 2016. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$73,326	$30,663	$2,052	$(692)	$105,349
Receivables	—	1,093	34,497	36,242	902,155	(922,469)	51,518
Inventories	—	—	2,135	23,402	5,216	—	30,753
Other current assets	179	1,411	5,462	8,980	1,564	(5,007)	12,589
	179	2,504	115,420	99,287	910,987	(928,168)	200,209
Property and Equipment, net	—	802	172,344	—	1,426,292	—	1,599,438
Investment in Park	601,706	1,182,345	262,462	1,517,897	218,574	(3,782,984)	—
Goodwill	674	—	58,440	8,388	111,217	—	178,719
Other Intangibles, net	—	—	13,030	—	23,346	—	36,376
Deferred Tax Asset	—	18,224	—	—	—	(18,224)	—
Other Assets	—	—	36	417	8,988	—	9,441
	$602,559	$1,203,875	$621,732	$1,625,989	$2,699,404	$(4,729,376)	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$984	$—	$4,641	$—	$—	$5,625
Accounts payable	565,472	359,953	2,430	14,995	3,625	(923,161)	23,314
Deferred revenue	—	—	8,460	74,062	24,552	—	107,074
Accrued interest	1	1	2,054	5,871	—	—	7,927
Accrued taxes	443	6,668	—	8,087	19,400	(5,007)	29,591
Accrued salaries, wages and benefits	—	17,552	1,234	—	—	—	18,786
Self-insurance reserves	—	10,214	1,433	10,308	2,066	—	24,021
Other accrued liabilities	3,318	4,903	136	5,471	4,553	—	18,381
	569,234	400,275	15,747	123,435	54,196	(928,168)	234,719
Deferred Tax Liability	—	—	12,425	—	87,516	(18,224)	81,717
Derivative Liability	909	5,796	—	—	—	—	6,705
Other Liabilities	—	1,169	—	87	9,802	—	11,058
Long-Term Debt:
Term debt	—	126,525	—	592,982	—	—	719,507
Notes	—	—	446,241	491,820	—	—	938,061
	—	126,525	446,241	1,084,802	—	—	1,657,568

Equity	32,416	670,110	147,319	417,665	2,547,890	(3,782,984)	32,416
	$602,559	$1,203,875	$621,732	$1,625,989	$2,699,404	$(4,729,376)	$2,024,183

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$103,687	$336,778	$124,506	$995,350	$382,569	$(594,360)	$1,348,530
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,841	85,698	18,194	—	114,733
Operating expenses	—	328,709	47,551	759,590	42,860	(594,360)	584,350
Selling, general and administrative	2,301	67,582	10,586	93,734	19,130	—	193,333
Depreciation and amortization	—	33	15,273	—	140,223	—	155,529
Loss on impairment / retirement of fixed assets, net	—	—	221	2,260	7,697	—	10,178
Gain on sale of investment	—	(112)	—	—	—	—	(112)
	2,301	396,212	84,472	941,282	228,104	(594,360)	1,058,011
Operating income (loss)	101,386	(59,434)	40,034	54,068	154,465	—	290,519
Interest expense, net	23,339	18,331	23,988	51,643	(33,129)	—	84,172
Net effect of swaps	1,228	6,214	—	—	—	—	7,442
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	51	36,203	—	—	—	36,254
Other (income) expense	250	(78,571)	4,196	—	74,307	—	182
(Income) loss from investment in affiliates	(61,484)	(62,244)	(24,329)	—	2,517	145,540	—
Income (loss) before taxes	138,053	56,598	(24)	1,539	110,770	(145,540)	161,396
Provision (benefit) for taxes	11,400	(4,886)	2,494	1,539	24,196	—	34,743
Net income (loss)	$126,653	$61,484	$(2,518)	$—	$86,574	$(145,540)	$126,653
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	17,240	—	17,240	—	—	(17,240)	17,240
Cash flow hedging derivative activity	8,366	2,813	—	—	—	(2,813)	8,366
Other comprehensive income (loss), (net of tax)	25,606	2,813	17,240	—	—	(20,053)	25,606
Total comprehensive income	$152,259	$64,297	$14,722	$—	$86,574	$(165,593)	$152,259

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$960,108	$395,745	$(583,391)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	80,942	18,386	—	110,811
Operating expenses	—	313,654	44,990	738,719	44,130	(583,391)	558,102
Selling, general and administrative	3,007	67,872	10,497	92,527	19,867	—	193,770
Depreciation and amortization	—	33	15,654	—	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	3,102	8,970	—	12,728
Gain on sale of investment	—	(1,877)	—	—	—	—	(1,877)
	3,007	379,682	83,280	915,290	228,888	(583,391)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	44,818	166,857	—	295,211
Interest expense, net	23,739	18,837	24,839	39,768	(22,435)	—	84,748
Net effect of swaps	(150)	105	—	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	—	(29,086)
Other (income) expense	250	(73,581)	3,460	—	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	—	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	2,095	203,934	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	2,095	(10,819)	—	1,112
Net income	$215,476	$160,928	$84,397	$—	$214,753	$(460,078)	$215,476
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(14,849)	—	(14,849)	—	—	14,849	(14,849)
Cash flow hedging derivative activity	7,975	2,422	—	—	—	(2,422)	7,975
Other comprehensive income (loss), (net of tax)	(6,874)	2,422	(14,849)	—	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$—	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$144,042	$320,945	$117,962	$962,363	$378,556	$(635,147)	$1,288,721
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	9,868	78,984	17,756	—	106,608
Operating expenses	—	303,974	42,820	777,841	49,393	(635,147)	538,881
Selling, general and administrative	3,029	68,422	10,151	85,170	15,058	—	181,830
Depreciation and amortization	—	35	14,816	—	117,025	—	131,876
Loss on impairment / retirement of fixed assets, net	—	—	159	2,686	9,742	—	12,587
	3,029	372,431	77,814	944,681	208,974	(635,147)	971,782
Operating income (loss)	141,013	(51,486)	40,148	17,682	169,582	—	316,939
Interest expense, net	32,643	24,114	25,403	15,695	(14,169)	—	83,686
Net effect of swaps	(473)	(724)	—	—	—	—	(1,197)
(Gain) loss on foreign currency	—	—	(14,660)	4	—	—	(14,656)
Other (income) expense	250	(83,657)	3,925	—	79,482	—	—
Income from investment in affiliates	(80,295)	(73,132)	(20,545)	—	(27,628)	201,600	—
Income before taxes	188,888	81,913	46,025	1,983	131,897	(201,600)	249,106
Provision for taxes	11,200	1,621	18,396	1,983	38,218	—	71,418
Net income	$177,688	$80,292	$27,629	$—	$93,679	$(201,600)	$177,688
Other comprehensive income (loss), (net of tax):
Cumulative foreign currency translation adjustment	(3,700)	—	(3,700)	—	—	3,700	(3,700)
Cash flow hedging derivative activity	3,350	1,060	—	—	—	(1,060)	3,350
Other comprehensive income (loss), (net of tax)	(350)	1,060	(3,700)	—	—	2,640	(350)
Total comprehensive income	$177,338	$81,352	$23,929	$—	$93,679	$(198,960)	$177,338

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$136,471	$11,057	$12,901	$78,559	$112,497	$(745)	$350,740
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(67,861)	67,861	—
Purchase of identifiable intangible assets	—	—	—	(8)	(33)	—	(41)
Sale of preferred equity investment	—	112	—	—	—	—	112
Capital expenditures	—	—	(19,976)	(126,096)	(43,703)	—	(189,775)
Net cash from (for) investing activities	—	112	(19,976)	(126,104)	(111,597)	67,861	(189,704)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	67,876	(15)	—	—	—	(67,861)	—
Distributions paid to partners	(204,347)	—	—	—	—	1,148	(203,199)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,222)	—	—	(2,543)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	—	(2,530)
Payments related to tax withholding for equity compensation	—	(8,428)	—	—	—	—	(8,428)
Net cash for financing activities	(136,471)	(11,169)	—	(2,222)	—	(66,713)	(216,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,357)	—	—	—	(5,357)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	—	—	(12,432)	(49,767)	900	403	(60,896)
Balance, beginning of year	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of year	$—	$—	$73,326	$30,663	$2,052	$(692)	$105,349

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

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$118,833	$(28,315)	$33,918	$189,534	$47,728	$(3,351)	$358,347
CASH FLOWS FOR INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(24,562)	24,562	—
Purchase of identifiable intangible assets	—	—	(29)	(74)	(474)	—	(577)
Capital expenditures	—	—	(7,863)	(129,815)	(22,978)	—	(160,656)
Net cash for investing activities	—	—	(7,892)	(129,889)	(48,014)	24,562	(161,233)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	(6,332)	30,894	—	—	—	(24,562)	—
Term debt payments	—	(1,237)	(138)	(4,625)	—	—	(6,000)
Distributions paid to partners	(189,508)	—	—	—	—	2,326	(187,182)
Tax effect of units involved in treasury unit transactions	—	(422)	—	—	—	—	(422)
Payments related to tax withholding for equity compensation	—	(920)	—	—	—	—	(920)
Net cash from (for) financing activities	(195,840)	28,315	(138)	(4,625)	—	(22,236)	(194,524)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	569	—	—	—	569
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the year	(77,007)	—	26,457	55,020	(286)	(1,025)	3,159
Balance, beginning of year	77,007	—	39,106	2,805	639	—	119,557
Balance, end of year	$—	$—	$65,563	$57,825	$353	$(1,025)	$122,716

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Partnership maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Partnership in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, the Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2018, the Partnership's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Partnership's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and Board of Directors of
Cedar Fair, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Partnership and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements.

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
February 22, 2019

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, attention is directed to Note 1 to the Consolidated Financial Statements.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in June 2019 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

The Partnership submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 28, 2018, stating that the Partnership was in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan as of December 31, 2018:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,134,773	$34.51	2,461,732
Equity compensation plans not approved by unitholders	—	—	—
Total	1,134,773	$34.51	2,461,732

(1)	The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, as well as unit options outstanding.

(2)	The weighted average price in column (b) represents the weighted average price of 368,091 unit options outstanding. Performance awards and deferred unit awards are excluded from column (b).
Attention is directed to Note 7 to the Consolidated Financial Statements for additional information regarding the Partnership's equity incentive plans.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	28
(ii)	Consolidated Balance Sheets - December 31, 2018 and 2017	29
(iii)	Consolidated Statements of Operations and Comprehensive Income - Years ended December 31, 2018, 2017, and 2016	30
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016	32
(v)	Consolidated Statements of Partners' Equity - Years ended December 31, 2018, 2017, and 2016	31
(vi)	Notes to Consolidated Financial Statements - December 31, 2018, 2017, and 2016	34

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
3.2
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated June 1, 2017. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-09444) filed May 2, 2018.

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
10.21
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 19, 2017. (+)

10.22
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Unit Award Declaration. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K filed on February 23, 2018. (+)

10.23
Amendment No. 1, dated March 14, 2018, to Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 14, 2018.

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
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes.

(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 22, 2019        By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	President and Chief Executive Officer	February 22, 2019
Richard A. Zimmerman

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 22, 2019
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 22, 2019
	David R. Hoffman	(Principal Accounting Officer)

/S/	Matthew A. Ouimet	Executive Chairman	February 22, 2019
	Matthew A. Ouimet	Director

/S/	Debra Smithart-Oglesby	Lead Independent Director	February 22, 2019
Debra Smithart-Oglesby

/S/	Eric L. Affeldt	Director	February 22, 2019
Eric L. Affeldt

/S/	Gina D. France	Director	February 22, 2019
Gina D. France

/S/	Daniel J. Hanrahan	Director	February 22, 2019
Daniel J. Hanrahan

/S/	Tom Klein	Director	February 22, 2019
Tom Klein

/S/	D. Scott Olivet	Director	February 22, 2019
D. Scott Olivet

/S/	John M. Scott III	Director	February 22, 2019
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 22, 2019
Lauri M. Shanahan