Form 10-Q
period 2019-03-31
CEDAR FAIR L P
filed 2019-05-08
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(419) 626-0830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units Representing Limited Partner Interests	FUN	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of April 26, 2019
Units Representing Limited Partner Interests	56,584,432

Page 1 of 42 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	3/31/2019	12/31/2018	3/25/2018
ASSETS
Current Assets:
Cash and cash equivalents	$60,272	$105,349	$42,888
Receivables	44,331	51,518	30,795
Inventories	42,629	30,753	40,303
Prepaid advertising	24,487	2,215	25,590
Other current assets	13,826	10,374	14,408
	185,545	200,209	153,984
Property and Equipment:
Land	269,813	268,411	269,253
Land improvements	437,241	434,501	423,425
Buildings	735,286	732,666	694,029
Rides and equipment	1,837,270	1,813,489	1,751,051
Construction in progress	102,072	77,716	94,602
	3,381,682	3,326,783	3,232,360
Less accumulated depreciation	(1,734,928)	(1,727,345)	(1,611,261)
	1,646,754	1,599,438	1,621,099
Goodwill	179,939	178,719	182,291
Other Intangibles, net	36,642	36,376	37,710
Right-of-Use Asset	72,594	—	—
Other Assets	10,996	9,441	9,507
	$2,132,470	$2,024,183	$2,004,591
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$5,625	$—
Accounts payable	47,254	23,314	39,812
Deferred revenue	151,336	107,074	124,513
Accrued interest	20,886	7,927	21,119
Accrued taxes	9,883	29,591	10,176
Accrued salaries, wages and benefits	13,996	18,786	14,513
Self-insurance reserves	23,579	24,021	24,811
Other accrued liabilities	19,745	18,381	18,236
	294,179	234,719	253,180
Deferred Tax Liability	82,518	81,717	87,459
Derivative Liability	13,083	6,705	2,730
Lease Liability	65,399	—	—
Other Liabilities	10,314	11,058	11,403
Long-Term Debt:
Revolving credit loans	120,000	—	40,000
Term debt	718,168	719,507	723,525
Notes	938,407	938,061	937,257
	1,776,575	1,657,568	1,700,782
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(2)	(1)	(1)
Limited partners, 56,587, 56,564 and 56,416 units outstanding as of March 31, 2019, December 31, 2018 and March 25, 2018, respectively	(133,118)	5,845	(58,550)
Accumulated other comprehensive income (loss)	18,232	21,282	2,298
	(109,598)	32,416	(50,963)
	$2,132,470	$2,024,183	$2,004,591

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended
	3/31/2019	3/25/2018
Net revenues:
Admissions	$33,217	$26,721
Food, merchandise and games	24,704	21,055
Accommodations, extra-charge products and other	9,056	6,951
	66,977	54,727
Costs and expenses:
Cost of food, merchandise, and games revenues	7,649	6,003
Operating expenses	98,205	88,828
Selling, general and administrative	31,666	28,682
Depreciation and amortization	13,589	5,521
Loss on impairment / retirement of fixed assets, net	1,424	1,340
Gain on sale of investment	(617)	—
	151,916	130,374
Operating loss	(84,939)	(75,647)
Interest expense	20,920	19,762
Net effect of swaps	6,379	(3,628)
Loss on early debt extinguishment	—	1,073
(Gain) loss on foreign currency	(8,669)	10,094
Other expense (income)	89	(349)
Loss before taxes	(103,658)	(102,599)
Benefit for taxes	(19,985)	(19,199)
Net loss	(83,673)	(83,400)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(83,672)	$(83,399)

Net loss	$(83,673)	$(83,400)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(3,050)	4,604
Cash flow hedging derivative activity	—	2,018
Other comprehensive income (loss), (net of tax)	(3,050)	6,622
Total comprehensive loss	$(86,723)	$(76,778)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,310	56,150
Net loss per limited partner unit	$(1.49)	$(1.49)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,310	56,150
Net loss per limited partner unit	$(1.49)	$(1.49)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

Three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net loss	—	(83,399)	(1)	—	—	(83,400)
Partnership distribution declared ($0.890)	—	(50,266)	—	—	—	(50,266)
Issuance of limited partnership units related to compensation	57	(3,826)	—	—	—	(3,826)
Tax effect of units involved in treasury unit transactions	—	(3,039)	—	—	—	(3,039)
Foreign currency translation adjustment, net of tax $1,145	—	—	—	—	4,604	4,604
Cash flow hedging derivative activity, net of tax ($347)	—	—	—	—	2,018	2,018
Reclassification of stranded tax effect	—	391	—	—	(391)	—
Balance as of March 25, 2018	56,416	$(58,550)	$(1)	$5,290	$2,298	$(50,963)

Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net loss	—	(83,672)	(1)	—	—	(83,673)
Partnership distribution declared ($0.925)	—	(52,334)	—	—	—	(52,334)
Issuance of limited partnership units related to compensation	23	(1,536)	—	—	—	(1,536)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	(1,421)
Foreign currency translation adjustment, net of tax ($874)	—	—	—	—	(3,050)	(3,050)
Balance as of March 31, 2019	56,587	$(133,118)	$(2)	$5,290	$18,232	$(109,598)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	3/31/2019	3/25/2018
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(83,673)	$(83,400)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	13,589	5,521
Loss on early debt extinguishment	—	1,073
Non-cash foreign currency (gain) loss on debt	(9,438)	10,924
Other non-cash expenses	10,719	13,112
Net change in working capital	14,365	(2,170)
Net change in other assets/liabilities	(2,304)	(278)
Net cash for operating activities	(56,742)	(55,218)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(53,397)	(44,792)
Proceeds from sale of investment	617	—
Net cash for investing activities	(52,780)	(44,792)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	120,000	40,000
Distributions paid to partners	(52,334)	(50,266)
Payment of debt issuance costs and original issue discount	—	(1,840)
Exercise of limited partnership unit options	—	125
Tax effect of units involved in treasury unit transactions	(1,421)	(3,039)
Payments related to tax withholding for equity compensation	(4,079)	(6,919)
Net cash from (for) financing activities	62,166	(21,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,279	(1,408)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(45,077)	(123,357)
Balance, beginning of period	105,349	166,245
Balance, end of period	$60,272	$42,888
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$8,117	$6,779
Interest capitalized	1,118	939
Cash payments for income taxes, net of refunds	176	4,715
Capital expenditures in accounts payable	9,382	6,182
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(1) Significant Accounting and Reporting Policies:
Except for the changes described below, the Partnership’s unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2018, which were included in the Form 10-K filed on February 22, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Adopted Accounting Pronouncements
The Partnership adopted Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02") effective January 1, 2019 using the comparative reporting approach, which requires application of the new standard at the adoption date. The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the condensed consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU significantly change the accounting applied by a lessor. The adoption of the standard resulted in the recognition of right-of-use assets and corresponding lease liabilities for the Partnership's Santa Clara land lease, as well as its other operating leases, of $73.5 million and the addition of required disclosures; see Note 11. The Partnership elected not to reassess: whether any expired or existing contracts are or contain leases; the lease classification of any expired or existing leases; and the initial direct costs for any existing leases.

(2) Interim Reporting:
The Partnership owns and operates eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. In 2019, six of the seasonal properties will be open an additional 20 to 25 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

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

(3) Revenue Recognition:
As disclosed within the unaudited condensed consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to the Partnership's amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the Partnership's parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents the Partnership's revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements, described below, for the periods presented:

	Three months ended
(In thousands)	March 31, 2019	March 25, 2018
In-park revenues	$54,213	$43,610
Out-of-park revenues	14,761	12,686
Concessionaire remittance	(1,997)	(1,569)
Net revenues	$66,977	$54,727
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

In some instances, the Partnership arranges with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and the Partnership acts as an agent, resulting in net revenue recorded within the statement of operations. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the statement of operations, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. The Partnership estimates variable revenues and performs a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Of the $107.1 million of deferred revenue recorded as of January 1, 2019, 88% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the three months ended March 31, 2019, approximately $6.2 million of the deferred revenue balance as of January 1, 2019 was recognized. The difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period was attributable to additional season-long product sales during the first three months of 2019 for the 2019 operating season, offset by revenue recognized during the first three months of 2019.

Payment is due immediately on the transaction date for most products. The Partnership's receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to twelve monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. The Partnership is not exposed to a significant concentration of customer credit risk. As of March 31, 2019, December 31, 2018 and March 25, 2018, the Partnership recorded a $3.9 million, $2.6 million and $3.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends.

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

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Partnership's condensed consolidated financial statements.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was the approximate 670 acres of land owned by the Partnership. The remaining Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of March 31, 2019, December 31, 2018 and March 25, 2018).

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of March 31, 2019, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the three months ended March 31, 2019 and March 25, 2018 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance as of December 31, 2018	$258,587	$(79,868)	$178,719
Foreign currency translation	1,220	—	1,220
Balance as of March 31, 2019	$259,807	$(79,868)	$179,939

Balance as of December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(1,539)	—	(1,539)
Balance as of March 25, 2018	$262,159	$(79,868)	$182,291

As of March 31, 2019, December 31, 2018, and March 25, 2018, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2019
Other intangible assets:
Trade names	$35,665	$—	$35,665
License / franchise agreements	3,389	(2,412)	977
Total other intangible assets	$39,054	$(2,412)	$36,642

December 31, 2018
Other intangible assets:
Trade names	$35,394	$—	$35,394
License / franchise agreements	3,379	(2,397)	982
Total other intangible assets	$38,773	$(2,397)	$36,376

March 25, 2018
Other intangible assets:
Trade names	$36,188	$—	$36,188
License / franchise agreements	3,364	(1,842)	1,522
Total other intangible assets	$39,552	$(1,842)	$37,710

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of March 31, 2019, December 31, 2018, and March 25, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018	March 25, 2018

Revolving credit facility (due 2022)	$120,000	$—	$40,000
Term debt (1)
April 2017 U.S. term loan averaging 4.25% YTD 2019; 3.83% in 2018; 3.77% YTD 2018 (due 2017-2024)	735,000	735,000	735,000
Notes
April 2017 U.S. fixed rate notes at 5.375% (due 2027)	500,000	500,000	500,000
June 2014 U.S. fixed rate notes at 5.375% (due 2024)	450,000	450,000	450,000
	1,805,000	1,685,000	1,725,000
Less current portion	(7,500)	(5,625)	—
	1,797,500	1,679,375	1,725,000
Less debt issuance costs and original issue discount	(20,925)	(21,807)	(24,218)
	$1,776,575	$1,657,568	$1,700,782

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 7).

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

Concurrently with the April 2017 notes issuance, the Partnership amended and restated its existing $885 million credit agreement (the "2013 Credit Agreement"), which included a $630 million senior secured term loan facility and a $255 million senior secured revolving credit facility. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and $7.5 million is payable annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of March 31, 2019, $120.0 million was outstanding under the revolving credit facility. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

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

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 31, 2019, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

(7) Derivative Financial Instruments:
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

During the first quarter of 2016, the Partnership amended its four interest rate swap agreements to extend each of the maturities to December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. During the second quarter of 2018, the Partnership entered into four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the swap portfolio was recorded on the unaudited condensed consolidated balance sheets within "Derivative Liability" as of March 31, 2019, December 31, 2018 and March 25, 2018 as follows:

(In thousands)	March 31, 2019	December 31, 2018	March 25, 2018
Derivatives not designated as hedging instruments:
Interest rate swaps	$(13,083)	$(6,705)	$(2,730)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI were amortized into earnings through the original December 31, 2018 maturity. Therefore, all losses in AOCI related to the effective cash flow hedge contracts prior to de-designation have been reclassified into earnings as of December 31, 2018.
The (gains) losses recognized in income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented as follows:

	Three months ended
(In thousands)	March 31, 2019	March 25, 2018
Change in fair market value	$6,379	$(5,993)
Amortization of amounts in AOCI	—	2,365
Net effect of swaps	$6,379	$(3,628)

(8) Fair Value Measurements:
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of March 31, 2019, December 31, 2018, and March 25, 2018 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2019		December 31, 2018		March 25, 2018
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$492	$492	$511	$511	$901	$901
Interest rate swaps	Derivative Liability	Level 2	$(13,083)	$(13,083)	$(6,705)	$(6,705)	$(2,730)	$(2,730)
Other financial assets (liabilities):
April 2017 term debt	Long-Term Debt (1)	Level 2	$(727,500)	$(723,863)	$(729,375)	$(707,494)	$(735,000)	$(740,513)
April 2017 notes	Long-Term Debt (1)	Level 1(2)	$(500,000)	$(505,000)	$(500,000)	$(475,000)	$(500,000)	$(494,375)
June 2014 notes	Long-Term Debt (1)	Level 1	$(450,000)	$(457,875)	$(450,000)	$(441,000)	$(450,000)	$(455,625)

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $20.9 million, $21.8 million, and $24.2 million as of March 31, 2019, December 31, 2018, and March 25, 2018, respectively.

(2)	The April 2017 notes were based on Level 1 inputs as of March 31, 2019 and December 31, 2018 and Level 2 inputs as of March 25, 2018.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 31, 2019, December 31, 2018 or March 25, 2018.

(9) Earnings per Unit:
Net loss per limited partner unit is calculated based on the following unit amounts:

	Three months ended
	3/31/2019	3/25/2018
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,310	56,150
Diluted weighted average units outstanding	56,310	56,150
Net loss per unit - basic	$(1.49)	$(1.49)
Net loss per unit - diluted	$(1.49)	$(1.49)

(10) Income and Partnership Taxes:
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

The Partnership's unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. The Partnership recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

(11) Lease Commitments and Contingencies:
The Partnership has commitments under various operating leases at its parks. The most significant lease commitment is for the land on which California's Great America is located in the City of Santa Clara, which has an initial term through 2039 with renewal options through 2074. During November 2018, the Partnership exercised its right of first refusal under the Santa Clara land lease to purchase the land at California's Great America from the lessor, the City of Santa Clara, for $150 million. On April 26, 2019, the Partnership entered into a purchase agreement to acquire the land. The Partnership is evaluating different options to finance the purchase and expects to close the transaction during the second quarter of 2019. Following the purchase, the Partnership anticipates its remaining operating lease commitments will be immaterial to the condensed consolidated financial statements.
As of March 31, 2019, prior to the pending acquisition of the land, the Partnership was reasonably certain to exercise renewal options under the Santa Clara land lease through the initial term, or 2039. The lease includes a fixed fee component and a variable fee component based on gross revenues. The right-of-use asset and lease liability only includes the fixed fee component. The discount rate used to calculate the right-of-use asset and lease liability as of the adoption date of the new lease standard, or January 1, 2019, represented the incremental borrowing rate if the Partnership was to acquire the land on that date. The Partnership subleases a portion of the Santa Clara land lease, specifically a portion of the parking lot, to the Santa Clara Stadium Authority which provides for certain parking rights during Levi's Stadium events. The sublease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid and the corresponding sublease income is being recognized over the life of the stadium.

The Partnership has also entered into various operating leases at its parks for office space, office equipment, vehicles, and revenue-generating assets. These lease commitments are immaterial to the condensed consolidated financial statements. As a practical expedient, the Partnership recognizes lease payments for short-term leases in the statement of operations on a straight-line basis over the lease term and has elected to not separate lease components from non-lease components.

The Partnership's total lease cost and related supplemental information as of March 31, 2019 were as follows:

(In thousands, except for lease term and discount rate)	March 31, 2019
Operating lease expense	$1,976
Variable lease expense	72
Short-term lease expense	583
Sublease income	(122)
Total lease cost	$2,509

Weighted-average remaining lease term	19.9 years
Weighted-average discount rate	5.0%
Operating cash flows for operating leases	$1,794
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$74
Lease expense, which includes short-term rentals for equipment and machinery, for the three months ended March 25, 2018 totaled $3.3 million.

Future undiscounted cash flows under the Partnership's operating leases and a reconciliation to the operating lease liabilities recognized as of March 31, 2019 were as follows:

(In thousands)	March 31, 2019
Undiscounted cash flows
Remainder of 2019	$5,836
2020	6,580
2021	5,802
2022	5,463
2023	5,374
Thereafter	85,691
Total	$114,746

Present value of cash flows
Current lease liability	$7,359
Lease Liability	65,399
Total	$72,758

Difference between undiscounted cash flows and discounted cash flows	$41,988
Contingencies
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's financial statements.

(12) Changes in Accumulated Other Comprehensive Income by Component:
The following table reflects the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the three months ended March 31, 2019 and March 25, 2018:

(In thousands)	Foreign Currency Translation	Cash Flow Hedging Derivative Activity	Total
Balance as of December 31, 2017	$4,042	$(7,975)	$(3,933)
Other comprehensive income before reclassifications, net of tax $1,145	4,604	—	4,604
Amounts reclassified from accumulated other comprehensive income, net of tax ($347)	—	2,018	2,018
Reclassification of stranded tax effect	—	(391)	(391)
Balance as of March 25, 2018	$8,646	$(6,348)	$2,298

Balance as of December 31, 2018	$21,282	$—	$21,282
Other comprehensive income before reclassifications, net of tax ($874)	(3,050)	—	(3,050)
Balance as of March 31, 2019	$18,232	$—	$18,232

Reclassifications Out of Accumulated Other Comprehensive Income
(In thousands)	Affected Income Statement Location	Three months ended
AOCI Component		March 31, 2019	March 25, 2018
Interest rate contracts	Net effect of swaps	$—	$2,365
Provision for taxes	Benefit for taxes	—	(347)
Losses on cash flow hedges	Net of tax	$—	$2,018

(13) Consolidating Financial Information of Guarantors and Issuers of June 2014 Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's June 2014 Notes (see Note 6). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 31, 2019, December 31, 2018, and March 25, 2018 and for the three-month periods ended March 31, 2019 and March 25, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$24,305	$36,437	$(470)	$60,272
Receivables	—	1,765	33,390	931,790	(922,614)	44,331
Inventories	—	—	2,553	40,076	—	42,629
Other current assets	73	7,158	10,382	34,569	(13,869)	38,313
	73	8,923	70,630	1,042,872	(936,953)	185,545
Property and Equipment, net	—	794	182,520	1,463,440	—	1,646,754
Investment in Park	489,463	1,076,487	257,859	188,484	(2,012,293)	—
Goodwill	674	—	59,660	119,605	—	179,939
Other Intangibles, net	—	—	13,302	23,340	—	36,642
Deferred Tax Asset	—	18,310	—	—	(18,310)	—
Right-of-Use Asset	—	—	31	72,563	—	72,594
Other Assets	—	—	37	10,959	—	10,996
	$490,210	$1,104,514	$584,039	$2,921,263	$(2,967,556)	$2,132,470
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	593,593	331,881	2,779	42,085	(923,084)	47,254
Deferred revenue	—	500	11,009	139,827	—	151,336
Accrued interest	4	2	8,033	12,847	—	20,886
Accrued taxes	1,111	—	—	22,641	(13,869)	9,883
Accrued salaries, wages and benefits	—	13,087	909	—	—	13,996
Self-insurance reserves	—	9,602	1,441	12,536	—	23,579
Other accrued liabilities	3,201	4,297	148	12,099	—	19,745
	597,909	360,682	24,319	248,222	(936,953)	294,179
Deferred Tax Liability	—	—	13,312	87,516	(18,310)	82,518
Derivative Liability	1,899	11,184	—	—	—	13,083
Lease Liability	—	—	20	65,379	—	65,399
Other Liabilities	—	547	—	9,767	—	10,314
Long-Term Debt:
Revolving credit loans	—	—	—	120,000	—	120,000
Term debt	—	126,250	—	591,918	—	718,168
Notes	—	—	446,339	492,068	—	938,407
	—	126,250	446,339	1,203,986	—	1,776,575

Equity	(109,598)	605,851	100,049	1,306,393	(2,012,293)	(109,598)
	$490,210	$1,104,514	$584,039	$2,921,263	$(2,967,556)	$2,132,470

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$73,326	$32,715	$(692)	$105,349
Receivables	—	1,093	34,497	938,397	(922,469)	51,518
Inventories	—	—	2,135	28,618	—	30,753
Other current assets	179	1,411	5,462	10,544	(5,007)	12,589
	179	2,504	115,420	1,010,274	(928,168)	200,209
Property and Equipment, net	—	802	172,344	1,426,292	—	1,599,438
Investment in Park	601,706	1,182,345	262,462	218,575	(2,265,088)	—
Goodwill	674	—	58,440	119,605	—	178,719
Other Intangibles, net	—	—	13,030	23,346	—	36,376
Deferred Tax Asset	—	18,224	—	—	(18,224)	—
Other Assets	—	—	36	9,405	—	9,441
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$984	$—	$4,641	$—	$5,625
Accounts payable	565,472	359,953	2,430	18,620	(923,161)	23,314
Deferred revenue	—	—	8,460	98,614	—	107,074
Accrued interest	1	1	2,054	5,871	—	7,927
Accrued taxes	443	6,668	—	27,487	(5,007)	29,591
Accrued salaries, wages and benefits	—	17,552	1,234	—	—	18,786
Self-insurance reserves	—	10,214	1,433	12,374		24,021
Other accrued liabilities	3,318	4,903	136	10,024	—	18,381
	569,234	400,275	15,747	177,631	(928,168)	234,719
Deferred Tax Liability	—	—	12,425	87,516	(18,224)	81,717
Derivative Liability	909	5,796	—	—	—	6,705
Other Liabilities	—	1,169	—	9,889	—	11,058
Long-Term Debt:
Term debt	—	126,525	—	592,982	—	719,507
Notes	—	—	446,241	491,820	—	938,061
	—	126,525	446,241	1,084,802	—	1,657,568

Equity	32,416	670,110	147,319	1,447,659	(2,265,088)	32,416
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(15,642)	$3,285	$296	$59,905	$19,133	$66,977
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	52	7,597	—	7,649
Operating expenses	—	48,172	5,711	25,189	19,133	98,205
Selling, general and administrative	1,439	14,552	1,018	14,657	—	31,666
Depreciation and amortization	—	8	—	13,581	—	13,589
Loss on impairment / retirement of fixed assets, net	—	—	10	1,414	—	1,424
Gain on sale of investment	—	(617)	—	—	—	(617)
	1,439	62,115	6,791	62,438	19,133	151,916
Operating loss	(17,081)	(58,830)	(6,495)	(2,533)	—	(84,939)
Interest expense, net	6,391	5,030	5,713	3,553	—	20,687
Net effect of swaps	991	5,388	—	—	—	6,379
Gain on foreign currency	—	(11)	(8,658)	—	—	(8,669)
Other (income) expense	59	(11,506)	1,099	10,670	—	322
Loss from investment in affiliates	58,449	14,659	4,603	6,190	(83,901)	—
Loss before taxes	(82,971)	(72,390)	(9,252)	(22,946)	83,901	(103,658)
Provision (benefit) for taxes	702	(13,939)	(3,059)	(3,689)	—	(19,985)
Net loss	$(83,673)	$(58,451)	$(6,193)	$(19,257)	$83,901	$(83,673)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(3,050)	—	(3,050)	—	3,050	(3,050)
Other comprehensive income (loss), (net of tax)	(3,050)	—	(3,050)	—	3,050	(3,050)
Total comprehensive loss	$(86,723)	$(58,451)	$(9,243)	$(19,257)	$86,951	$(86,723)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(10,767)	$854	$271	$49,787	$14,582	$54,727
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	—	6,003	—	6,003
Operating expenses	—	42,671	5,716	25,859	14,582	88,828
Selling, general and administrative	759	14,450	680	12,793	—	28,682
Depreciation and amortization	—	8	—	5,513	—	5,521
Loss on impairment / retirement of fixed assets, net	—	—	40	1,300	—	1,340
	759	57,129	6,436	51,468	14,582	130,374
Operating loss	(11,526)	(56,275)	(6,165)	(1,681)	—	(75,647)
Interest expense, net	4,904	4,367	5,583	4,682	—	19,536
Net effect of swaps	(2,207)	(1,421)	—	—	—	(3,628)
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss (gain) on foreign currency	—	(41)	10,135	—	—	10,094
Other (income) expense	59	(9,804)	854	8,768	—	(123)
Loss from investment in affiliates	68,528	28,815	3,913	20,585	(121,841)	—
Loss before taxes	(82,810)	(78,378)	(26,650)	(36,602)	121,841	(102,599)
Provision (benefit) for taxes	590	(9,851)	(6,062)	(3,876)	—	(19,199)
Net loss	$(83,400)	$(68,527)	$(20,588)	$(32,726)	$121,841	$(83,400)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	4,604	—	4,604	—	(4,604)	4,604
Cash flow hedging derivative activity	2,018	630	—	—	(630)	2,018
Other comprehensive income (loss), (net of tax)	6,622	630	4,604	—	(5,234)	6,622
Total comprehensive loss	$(76,778)	$(67,897)	$(15,984)	$(32,726)	$116,607	$(76,778)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$24,410	$(6,580)	$(6,077)	$(68,489)	$(6)	$(56,742)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(1,585)	1,585	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	617
Capital expenditures	—	—	(7,193)	(46,204)	—	(53,397)
Net cash from (for) investing activities	—	38,647	(7,193)	(47,789)	(36,445)	(52,780)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	28,152	(26,567)	—	—	(1,585)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Net borrowings on revolving credit loans	—	—	—	120,000	—	120,000
Distributions paid to partners	(52,562)	—	—	—	228	(52,334)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	(1,421)
Payments related to tax withholding for equity compensation	—	(4,079)	—	—	—	(4,079)
Net cash from (for) financing activities	(24,410)	(32,067)	(38,030)	120,000	36,673	62,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,279	—	—	2,279
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(49,021)	3,722	222	(45,077)
Balance, beginning of period	—	—	73,326	32,715	(692)	105,349
Balance, end of period	$—	$—	$24,305	$36,437	$(470)	$60,272

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$16,999	$58,464	$(6,538)	$(120,584)	$(3,559)	$(55,218)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(50,000)	64,688	(14,688)	—
Capital expenditures	—	—	(2,739)	(42,053)	—	(44,792)
Net cash from (for) investing activities	—	—	(52,739)	22,635	(14,688)	(44,792)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	33,622	(48,310)	—	—	14,688	—
Net borrowings on revolving credit loans	—	—	—	40,000	—	40,000
Distributions paid to partners	(50,621)	—	—	—	355	(50,266)
Payment of debt issuance costs	—	(321)	—	(1,519)	—	(1,840)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,039)	—	—	—	(3,039)
Payments related to tax withholding for equity compensation	—	(6,919)	—	—	—	(6,919)
Net cash from (for) financing activities	(16,999)	(58,464)	—	38,481	15,043	(21,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,408)	—	—	(1,408)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(60,685)	(59,468)	(3,204)	(123,357)
Balance, beginning of period	—	—	85,758	81,582	(1,095)	166,245
Balance, end of period	$—	$—	$25,073	$22,114	$(4,299)	$42,888

(14) Consolidating Financial Information of Guarantors and Issuers of April 2017 Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the Partnership's April 2017 Notes (see Note 6). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of March 31, 2019, December 31, 2018, and March 25, 2018 and for the three-month periods ended March 31, 2019 and March 25, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$24,305	$36,256	$181	$(470)	$60,272
Receivables	—	1,765	33,390	32,871	898,919	(922,614)	44,331
Inventories	—	—	2,553	32,774	7,302	—	42,629
Other current assets	73	7,158	10,382	28,086	6,483	(13,869)	38,313
	73	8,923	70,630	129,987	912,885	(936,953)	185,545
Property and Equipment, net	—	794	182,520	—	1,463,440	—	1,646,754
Investment in Park	489,463	1,076,487	257,859	1,559,883	188,484	(3,572,176)	—
Goodwill	674	—	59,660	8,388	111,217	—	179,939
Other Intangibles, net	—	—	13,302	—	23,340	—	36,642
Deferred Tax Asset	—	18,310	—	—	—	(18,310)	—
Right-of-Use Asset	—	—	31	3,479	69,084	—	72,594
Other Assets	—	—	37	1,976	8,983	—	10,996
	$490,210	$1,104,514	$584,039	$1,703,713	$2,777,433	$(4,527,439)	$2,132,470
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	593,593	331,881	2,779	33,811	8,274	(923,084)	47,254
Deferred revenue	—	500	11,009	109,806	30,021	—	151,336
Accrued interest	4	2	8,033	12,847	—	—	20,886
Accrued taxes	1,111	—	—	8,231	14,410	(13,869)	9,883
Accrued salaries, wages and benefits	—	13,087	909	—	—	—	13,996
Self-insurance reserves	—	9,602	1,441	10,640	1,896	—	23,579
Other accrued liabilities	3,201	4,297	148	4,236	7,863	—	19,745
	597,909	360,682	24,319	185,758	62,464	(936,953)	294,179
Deferred Tax Liability	—	—	13,312	—	87,516	(18,310)	82,518
Derivative Liability	1,899	11,184	—	—	—	—	13,083
Lease Liability	—	—	20	1,769	63,610	—	65,399
Other Liabilities	—	547	—	87	9,680	—	10,314
Long-Term Debt:
Revolving credit loans	—	—	—	120,000	—	—	120,000
Term debt	—	126,250	—	591,918	—	—	718,168
Notes	—	—	446,339	492,068	—	—	938,407
	—	126,250	446,339	1,203,986	—	—	1,776,575

Equity	(109,598)	605,851	100,049	312,113	2,554,163	(3,572,176)	(109,598)
	$490,210	$1,104,514	$584,039	$1,703,713	$2,777,433	$(4,527,439)	$2,132,470

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(15,642)	$3,285	$296	$64,587	$8,717	$5,734	$66,977
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	52	7,241	356	—	7,649
Operating expenses	—	48,172	5,711	29,551	9,037	5,734	98,205
Selling, general and administrative	1,439	14,552	1,018	13,562	1,095	—	31,666
Depreciation and amortization	—	8	—	—	13,581	—	13,589
Loss on impairment / retirement of fixed assets, net	—	—	10	386	1,028	—	1,424
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	1,439	62,115	6,791	50,740	25,097	5,734	151,916
Operating income (loss)	(17,081)	(58,830)	(6,495)	13,847	(16,380)	—	(84,939)
Interest (income) expense, net	6,391	5,030	5,713	13,384	(9,831)	—	20,687
Net effect of swaps	991	5,388	—	—	—	—	6,379
Gain on foreign currency	—	(11)	(8,658)	—	—	—	(8,669)
Other (income) expense	59	(11,506)	1,099	—	10,670	—	322
Loss from investment in affiliates	58,449	14,659	4,603	—	6,190	(83,901)	—
Income (loss) before taxes	(82,971)	(72,390)	(9,252)	463	(23,409)	83,901	(103,658)
Provision (benefit) for taxes	702	(13,939)	(3,059)	463	(4,152)	—	(19,985)
Net loss	$(83,673)	$(58,451)	$(6,193)	$—	$(19,257)	$83,901	$(83,673)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(3,050)	—	(3,050)	—	—	3,050	(3,050)
Other comprehensive income (loss), (net of tax)	(3,050)	—	(3,050)	—	—	3,050	(3,050)
Total comprehensive loss	$(86,723)	$(58,451)	$(9,243)	$—	$(19,257)	$86,951	$(86,723)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(10,767)	$854	$271	$53,731	$1,706	$8,932	$54,727
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	—	5,899	104	—	6,003
Operating expenses	—	42,671	5,716	22,620	8,889	8,932	88,828
Selling, general and administrative	759	14,450	680	11,643	1,150	—	28,682
Depreciation and amortization	—	8	—	—	5,513	—	5,521
Loss on impairment / retirement of fixed assets, net	—	—	40	651	649	—	1,340
	759	57,129	6,436	40,813	16,305	8,932	130,374
Operating income (loss)	(11,526)	(56,275)	(6,165)	12,918	(14,599)	—	(75,647)
Interest (income) expense, net	4,904	4,367	5,583	11,553	(6,871)	—	19,536
Net effect of swaps	(2,207)	(1,421)	—	—	—	—	(3,628)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss (gain) on foreign currency	—	(41)	10,135	—	—	—	10,094
Other (income) expense	59	(9,804)	854	—	8,768	—	(123)
Loss from investment in affiliates	68,528	28,815	3,913	—	20,585	(121,841)	—
Income (loss) before taxes	(82,810)	(78,378)	(26,650)	479	(37,081)	121,841	(102,599)
Provision (benefit) for taxes	590	(9,851)	(6,062)	479	(4,355)	—	(19,199)
Net loss	$(83,400)	$(68,527)	$(20,588)	$—	$(32,726)	$121,841	$(83,400)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	4,604	—	4,604	—	—	(4,604)	4,604
Cash flow hedging derivative activity	2,018	630	—	—	—	(630)	2,018
Other comprehensive income (loss), (net of tax)	6,622	630	4,604	—	—	(5,234)	6,622
Total comprehensive loss	$(76,778)	$(67,897)	$(15,984)	$—	$(32,726)	$116,607	$(76,778)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$24,410	$(6,580)	$(6,077)	$(76,937)	$8,448	$(6)	$(56,742)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(1,585)	1,585	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	—	617
Capital expenditures	—	—	(7,193)	(37,470)	(8,734)	—	(53,397)
Net cash from (for) investing activities	—	38,647	(7,193)	(37,470)	(10,319)	(36,445)	(52,780)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	28,152	(26,567)	—	—	—	(1,585)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Net borrowings on revolving credit loans	—	—	—	120,000	—	—	120,000
Distributions paid to partners	(52,562)	—	—	—	—	228	(52,334)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	—	(1,421)
Payments related to tax withholding for equity compensation	—	(4,079)	—	—	—	—	(4,079)
Net cash from (for) financing activities	(24,410)	(32,067)	(38,030)	120,000	—	36,673	62,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,279	—	—	—	2,279
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(49,021)	5,593	(1,871)	222	(45,077)
Balance, beginning of period	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of period	$—	$—	$24,305	$36,256	$181	$(470)	$60,272

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 25, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$16,999	$58,464	$(6,538)	$(64,317)	$(56,267)	$(3,559)	$(55,218)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(50,000)	—	64,688	(14,688)	—
Capital expenditures	—	—	(2,739)	(32,480)	(9,573)	—	(44,792)
Net cash from (for) investing activities	—	—	(52,739)	(32,480)	55,115	(14,688)	(44,792)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	33,622	(48,310)	—	—	—	14,688	—
Net borrowings on revolving credit loans	—	—	—	40,000	—	—	40,000
Distributions paid to partners	(50,621)	—	—	—	—	355	(50,266)
Payment of debt issuance costs	—	(321)	—	(1,519)	—	—	(1,840)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,039)	—	—	—	—	(3,039)
Payments related to tax withholding for equity compensation	—	(6,919)	—	—	—	—	(6,919)
Net cash from (for) financing activities	(16,999)	(58,464)	—	38,481	—	15,043	(21,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,408)	—	—	—	(1,408)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(60,685)	(58,316)	(1,152)	(3,204)	(123,357)
Balance, beginning of period	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of period	$—	$—	$25,073	$22,114	$—	$(4,299)	$42,888

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition

•	Income Taxes
In the first quarter of 2019, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 31, 2019 and March 25, 2018.

	Three months ended
(In thousands)	3/31/2019	3/25/2018
Net loss	$(83,673)	$(83,400)
Interest expense	20,920	19,762
Interest income	(233)	(226)
Benefit for taxes	(19,985)	(19,199)
Depreciation and amortization	13,589	5,521
EBITDA	(69,382)	(77,542)
Loss on early debt extinguishment	—	1,073
Net effect of swaps	6,379	(3,628)
Non-cash foreign currency (gain) loss	(8,664)	10,098
Non-cash equity compensation expense	2,543	2,968
Loss on impairment / retirement of fixed assets, net	1,424	1,340
Gain on sale of investment	(617)	—
Other (1)	159	169
Adjusted EBITDA	$(68,158)	$(65,522)

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
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. See Note 3 for further information.

Three months ended March 31, 2019
Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. The results include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and two separately gated outdoor water parks, as well as daily operations at Knott's Berry Farm, which is open year-round, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year. The fiscal three-month period ended March 31, 2019 consisted of a 13-week period and included a total of 101 operating days compared with 12 weeks and 92 operating days for the fiscal three-month period ended March 25, 2018. The results for these periods are not directly comparable as the current period includes an additional week of operations due to the timing of the fiscal first quarter close. Since many differences in our operating results relate to the additional week in the current period, we have also included a discussion of operating results through April 1, 2018.
The following table presents key financial information for the three months ended March 31, 2019 and March 25, 2018:

	(13 weeks)	(12 weeks)
	Three months ended	Three months ended	Increase (Decrease)
	3/31/2019	3/25/2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$66,977	$54,727	$12,250	22.4%
Operating costs and expenses	137,520	123,513	14,007	11.3%
Depreciation and amortization	13,589	5,521	8,068	146.1%
Loss on impairment / retirement of fixed assets, net	1,424	1,340	84	N/M
Gain on sale of investment	(617)	—	(617)	N/M
Operating loss	$(84,939)	$(75,647)	$(9,292)	(12.3)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(68,158)	$(65,522)	$(2,636)	(4.0)%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 35.
For the three months ended March 31, 2019, net revenues increased by $12.3 million, to $67.0 million, from $54.7 million for the first quarter of 2018. This reflects the impact of an increase in attendance and a slight increase in in-park per capita spending. Out-of-park revenues increased $2.1 million compared with the first quarter of 2018. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not operating during the period.

Operating costs and expenses for the three months ended March 31, 2019 increased 11.3%, or $14.0 million, to $137.5 million from $123.5 million for the first quarter of 2018. The increase was the result of a $1.6 million increase in cost of goods sold, a $9.4 million increase in operating expenses and a $3.0 million increase in SG&A expense. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the first quarter.

Depreciation and amortization expense for the first three months of 2019 increased $8.1 million compared with the first quarter of 2018 due to the change in the estimated useful life of a long-lived asset at Kings Dominion, as well as the additional week in the current period. For both the first quarter of 2019 and the first quarter of 2018, the loss on impairment / retirement of fixed assets was attributable to the retirements of assets in the normal course of business at several of our properties. During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, the operating loss for the first three months of 2019 increased $9.3 million to $84.9 million compared with an operating loss of $75.6 million for the first quarter of 2018.

Interest expense for the first three months of 2019 increased $1.2 million due to the additional week and additional revolving credit facility borrowings in the current period. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement, as described in Note 6. The net effect of our swaps resulted in a charge to earnings of $6.4 million for the first three months of 2019 compared with a $3.6 million benefit to earnings for the first quarter of 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by the prior period amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized an

$8.7 million net benefit to earnings for foreign currency gains and losses compared with a $10.1 million net charge to earnings for the first quarter of 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

During the first three months of 2019, a benefit for taxes of $20.0 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This is comparable to the benefit for taxes recorded in the first quarter of 2018 of $19.2 million.

After the items above, net loss for the first three months of 2019 totaled $83.7 million, or $1.49 per diluted limited partner unit, compared to a net loss of $83.4 million, or $1.49 per diluted limited partner unit, for the first quarter of 2018.

The results for the three-months ended March 31, 2019 included an additional week of operations as compared to the first quarter of 2018 due to the timing of the first quarter close. Comparing both 2019 and 2018 on a 13-week basis, net revenues would have decreased by $3.4 million, or 5%. The decrease was attributable to decreases in attendance, in-park per capita spending and out-of-park revenues. The decreases in these key operational measures were largely driven by inclement weather at Knott's Berry Farm during January and February, as well as the shift in the Boysenberry Festival at Knott's Berry Farm from mid-March to April, correlating with the shift in the Easter holiday.

Operating costs and expenses on a comparable 13-week basis would have increased by $2.9 million, or 2%. The increase was the result of a $1.2 million increase in operating expenses and a $1.7 million increase in SG&A expense for the comparable 13-week periods. Operating expenses grew by $1.2 million primarily due to increased seasonal wages which were driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by rate increases. The $1.7 million increase in SG&A expense was primarily attributable to increased technology related costs, an increase in the fair value of deferred equity compensation units, and increased legal and consulting fees.

For the first quarter of 2019, Adjusted EBITDA loss increased $2.6 million to $68.2 million from $65.5 million for the first quarter of 2018. Adjusted EBITDA loss on a comparable 13-week basis would have increased $7.2 million, or 12%, due to decreased net revenues attributable to inclement weather and the shift of Boysenberry Festival at Knott's Berry Farm, and due to increased operating costs, particularly related to labor, technology and legal costs.

April 2019

We provided an update on revenue trends through April 2019 due to the later timing of the Easter and spring break holidays. Based on preliminary results, net revenues for the four months ended April 28, 2019 were up approximately 2% when compared with the four months ended April 29, 2018. The increase primarily reflects the impact of increases in in-park per capita spending and out-of-park revenues, offset by a modest decrease in attendance.

Liquidity and Capital Resources:
With respect to both liquidity and cash flow, we ended the first quarter of 2019 in sound condition. The working capital ratio (current assets divided by current liabilities) was 0.6 as of March 31, 2019 and as of March 25, 2018.
Operating Activities
During the three-month period ended March 31, 2019, net cash for operating activities was $56.7 million, an increase of $1.5 million compared with the same period a year ago.
Investing Activities
Net cash for investing activities for the first three months of 2019 was $52.8 million, an increase of $8.0 million compared with the same period in the prior year. This increase reflects more planned capital expenditures in the current period offset by current period proceeds from the sale of a preferred equity investment in a non-public entity.
During November 2018, we exercised our right of first refusal under the Santa Clara land lease to purchase the land at California's Great America from the lessor, the City of Santa Clara, for $150 million. On April 26, 2019, we entered into a purchase agreement to acquire the land. We are evaluating different options to finance the purchase and expect to close the transaction during the second quarter of 2019.
Financing Activities
Net cash from financing activities for the first three months of 2019 was $62.2 million, an increase of $84.1 million compared with net cash for financing activities during the same period in the prior year. This increase is primarily due to additional revolving credit facility borrowings in the current year.

As of March 31, 2019, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

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

•
$735 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan is payable $7.5 million annually. We have $7.5 million of current maturities as of March 31, 2019.

•
$120 million of borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.4 million as of March 31, 2019, we had $139.6 million of available borrowings under the revolving credit facility and cash on hand of $60.3 million.

As of March 31, 2019, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix our variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix our variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of March 31, 2019, the fair market value of our derivatives was a liability of $13.1 million recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 31, 2019, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In accordance with the Amended 2017 Credit Agreement debt provisions, on February 27, 2019, we announced the declaration of a distribution of $0.925 per limited partner unit, which was paid on March 20, 2019. Also, on May 8, 2019, we announced the declaration of a distribution of $0.925 per limited partner unit, which will be payable on June 17, 2019.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 31, 2019. We have no other significant off-balance sheet financing arrangements.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including those listed under Item 1A in the Company’s Annual Report on Form 10-K, could adversely affect our future financial performance and cause actual results to differ materially from our expectations. In addition, the proposed purchase of the land currently leased from the City of Santa Clara is subject to the risk that any conditions to the purchase are not satisfied, which could cause the parties to abandon the transaction. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that have been de-designated was amortized through the original maturity of the interest rate swap and reported as a component of "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 31, 2019, on an adjusted basis after giving affect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1,450 million of our outstanding long-term debt represented fixed-rate debt and $235 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $15.9 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.3 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Freddie Ramos vs. Cedar Fair, L.P., Cedar Fair Management Company
The Partnership and Cedar Fair Management, Inc. were defendants in a lawsuit filed in Superior Court of the State of California for Orange County on November 23, 2016 by Freddie Ramos seeking damages and injunctive relief for claims related to certain employment and pay practices at our parks in California, including those related to certain check-out, time reporting, discharge, meal and rest period, and pay statement practices. On August 29, 2017, the Partnership participated in a mediation relating to the claims alleged in the lawsuit. Following this mediation, the Partnership negotiated a $4.2 million settlement with the named Plaintiff on a class wide basis. As part of the settlement, the case was remanded back to the Superior Court of the State of California for Orange County for a preliminary hearing and final court approval of the proposed settlement. On October 19, 2018, the Court granted preliminary approval of the proposed settlement. Notice of the Settlement was mailed to class members on December 19, 2018. On February 22, 2019, the Partnership entered into a final and binding settlement agreement that resolved all outstanding claims. The reserves previously recorded were adequate for all settlement amounts paid.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 31, 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	$—
February 1 - February 28	29,740	$52.56	—	—
March 1 - March 31	—	—	—	—
Total	29,740	$52.56	—	$—

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 8, 2019	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 8, 2019	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer