Form 10-Q
period 2019-06-30
CEDAR FAIR L P
filed 2019-08-07
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of August 2, 2019
Units Representing Limited Partner Interests	56,597,354

Page 1 of 49 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	December 31, 2018	June 24, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$324,742	$105,349	$60,119
Receivables	89,546	51,518	85,379
Inventories	46,860	30,753	47,000
Prepaid advertising	20,719	2,215	22,210
Other current assets	17,715	10,374	18,434
	499,582	200,209	233,142
Property and Equipment:
Land	422,764	268,411	266,849
Land improvements	443,282	434,501	433,505
Buildings	768,050	732,666	728,243
Rides and equipment	1,874,085	1,813,489	1,804,512
Construction in progress	59,257	77,716	36,569
	3,567,438	3,326,783	3,269,678
Less accumulated depreciation	(1,767,972)	(1,727,345)	(1,650,680)
	1,799,466	1,599,438	1,618,998
Goodwill	181,199	178,719	180,186
Other Intangibles, net	36,696	36,376	36,991
Right-of-Use Asset	4,354	—	—
Other Assets	11,509	9,441	9,899
	$2,532,806	$2,024,183	$2,079,216
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$5,625	$1,875
Accounts payable	49,284	23,314	49,551
Deferred revenue	217,242	107,074	211,173
Accrued interest	8,176	7,927	9,265
Accrued taxes	16,276	29,591	12,740
Accrued salaries, wages and benefits	21,706	18,786	26,228
Self-insurance reserves	21,427	24,021	25,272
Other accrued liabilities	18,137	18,381	24,395
	359,748	234,719	360,499
Deferred Tax Liability	88,854	81,717	93,474
Derivative Liability	23,862	6,705	—
Lease Liability	2,365	—	—
Other Liabilities	10,302	11,058	10,982
Long-Term Debt:
Revolving credit loans	—	—	25,000
Term debt	716,828	719,507	722,186
Notes	1,431,047	938,061	937,146
	2,147,875	1,657,568	1,684,332
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(2)	(1)	(2)
Limited partners, 56,597, 56,564 and 56,441 units outstanding as of June 30, 2019, December 31, 2018 and June 24, 2018, respectively	(119,088)	5,845	(86,435)
Accumulated other comprehensive income (loss)	13,600	21,282	11,076
	(100,200)	32,416	(70,071)
	$2,532,806	$2,024,183	$2,079,216

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net revenues:
Admissions	$229,722	$204,447	$262,939	$231,168
Food, merchandise and games	150,377	129,947	175,081	151,002
Accommodations, extra-charge products and other	56,091	45,922	65,147	52,873
	436,190	380,316	503,167	435,043
Costs and expenses:
Cost of food, merchandise, and games revenues	39,808	35,018	47,457	41,021
Operating expenses	177,771	167,417	275,976	256,245
Selling, general and administrative	59,781	54,041	91,447	82,723
Depreciation and amortization	55,904	52,219	69,493	57,740
Loss on impairment / retirement of fixed assets, net	682	3,372	2,106	4,712
Gain on sale of investment	—	—	(617)	—
	333,946	312,067	485,862	442,441
Operating income (loss)	102,244	68,249	17,305	(7,398)
Interest expense	22,927	21,337	43,847	41,099
Net effect of swaps	10,779	(906)	17,158	(4,534)
Loss on early debt extinguishment	—	—	—	1,073
(Gain) loss on foreign currency	(9,472)	14,984	(18,141)	25,078
Other expense (income)	36	(139)	125	(488)
Income (loss) before taxes	77,974	32,973	(25,684)	(69,626)
Provision (benefit) for taxes	14,676	13,730	(5,309)	(5,469)
Net income (loss)	63,298	19,243	(20,375)	(64,157)
Net income (loss) allocated to general partner	1	—	—	(1)
Net income (loss) allocated to limited partners	$63,297	$19,243	$(20,375)	$(64,156)

Net income (loss)	$63,298	$19,243	$(20,375)	$(64,157)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(4,632)	6,662	(7,682)	11,266
Cash flow hedging derivative activity	—	2,116	—	4,134
Other comprehensive income (loss), (net of tax)	(4,632)	8,778	(7,682)	15,400
Total comprehensive income (loss)	$58,666	$28,021	$(28,057)	$(48,757)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,474	56,231	56,334	56,192
Net income (loss) per limited partner unit	$1.12	$0.34	$(0.36)	$(1.14)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,886	56,727	56,334	56,192
Net income (loss) per limited partner unit	$1.11	$0.34	$(0.36)	$(1.14)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of March 25, 2018	56,416	$(58,550)	$(1)	$5,290	$2,298	$(50,963)
Net income	—	19,243	—	—	—	19,243
Partnership distribution declared ($0.890 per unit)	—	(50,291)	(1)	—	—	(50,292)
Issuance of limited partnership units related to compensation	25	3,169	—	—	—	3,169
Tax effect of units involved in treasury unit transactions	—	(6)	—	—	—	(6)
Foreign currency translation adjustment, net of tax $1,157	—	—	—	—	6,662	6,662
Cash flow hedging derivative activity, net of tax ($249)	—	—	—	—	2,116	2,116
Balance as of June 24, 2018	56,441	$(86,435)	$(2)	$5,290	$11,076	$(70,071)

Balance as of March 31, 2019	56,587	$(133,118)	$(2)	$5,290	$18,232	$(109,598)
Net income	—	63,297	1	—	—	63,298
Partnership distribution declared ($0.925 per unit)	—	(52,351)	(1)	—	—	(52,352)
Issuance of limited partnership units related to compensation	10	3,224	—	—	—	3,224
Tax effect of units involved in treasury unit transactions	—	(140)	—	—	—	(140)
Foreign currency translation adjustment, net of tax ($746)	—	—	—	—	(4,632)	(4,632)
Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net loss	—	(64,156)	(1)	—	—	(64,157)
Partnership distribution declared ($1.780 per unit)	—	(100,557)	(1)	—	—	(100,558)
Issuance of limited partnership units related to compensation	82	(657)	—	—	—	(657)
Tax effect of units involved in treasury unit transactions	—	(3,045)	—	—	—	(3,045)
Foreign currency translation adjustment, net of tax $2,302	—	—	—	—	11,266	11,266
Cash flow hedging derivative activity, net of tax ($596)	—	—	—	—	4,134	4,134
Reclassification of stranded tax effect	—	391	—	—	(391)	—
Balance as of June 24, 2018	56,441	$(86,435)	$(2)	$5,290	$11,076	$(70,071)

Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net loss	—	(20,375)	—	—	—	(20,375)
Partnership distribution declared ($1.850 per unit)	—	(104,685)	(1)	—	—	(104,686)
Issuance of limited partnership units related to compensation	33	1,688	—	—	—	1,688
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Foreign currency translation adjustment, net of tax ($1,620)	—	—	—	—	(7,682)	(7,682)
Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30, 2019	June 24, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,375)	$(64,157)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	69,493	57,740
Loss on early debt extinguishment	—	1,073
Non-cash foreign currency (gain) loss on debt	(18,926)	26,541
Other non-cash expenses	30,938	24,123
Net change in working capital	40,377	40,996
Net change in other assets/liabilities	(2,823)	(551)
Net cash from operating activities	98,684	85,765
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(262,853)	(100,637)
Proceeds from sale of investment	617	—
Net cash for investing activities	(262,236)	(100,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	—	25,000
Note borrowings	500,000	—
Term debt payments	(1,875)	—
Distributions paid to partners	(104,686)	(100,558)
Payment of debt issuance costs and original issue discount	(7,712)	(2,512)
Exercise of limited partnership unit options	—	125
Tax effect of units involved in treasury unit transactions	(1,561)	(3,045)
Payments related to tax withholding for equity compensation	(4,142)	(6,930)
Net cash from (for) financing activities	380,024	(87,920)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,921	(3,334)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	219,393	(106,126)
Balance, beginning of period	105,349	166,245
Balance, end of period	$324,742	$60,119
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$43,498	$39,854
Interest capitalized	1,824	1,771
Cash payments for income taxes, net of refunds	7,204	11,101
Capital expenditures in accounts payable	4,830	7,859
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
Adopted Accounting Pronouncements
The Partnership adopted Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02") effective January 1, 2019 using the comparative reporting approach, which requires application of the new standard at the adoption date. The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the condensed consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU significantly change the accounting applied by a lessor. The adoption of the standard resulted in the recognition of right-of-use assets and corresponding lease liabilities for the Partnership's Santa Clara land lease, as well as its other operating leases, of $73.5 million and the addition of required disclosures (see Note 11). The Partnership elected not to reassess: whether any expired or existing contracts are or contain leases; the lease classification of any expired or existing leases; and the initial direct costs for any existing leases. On June 28, 2019, the Partnership purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, the Partnership's remaining lease commitments were immaterial to the condensed consolidated financial statements at June 30, 2019. However, the Partnership assumed a material lease commitment when it completed its subsequent event acquisition on July 1, 2019 (see Note 15). The material lease commitment is for the land on which one of the acquired properties is located. This land lease is expected to result in the recognition of an additional right-of-use asset between $6 million and $8 million and an additional corresponding lease liability between $4 million and $6 million in the third quarter of 2019.

(2) Interim Reporting:
As of June 30, 2019, the Partnership owned and operated eleven amusement parks, two separately gated outdoor water parks, one indoor water park and four hotels. The Partnership's seasonal amusement parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day, after which they are open during weekends in September and, in most cases, October for Halloween events. The two separately gated outdoor water parks also operate seasonally, generally from Memorial Day to Labor Day, plus some additional weekends before and after this period. As a result, a substantial portion of the Partnership’s revenues from these parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. In 2019, six of the seasonal properties will each be open an additional 20 to 25 days to include WinterFest, a holiday event operating during November and December showcasing holiday shows and festivities. Knott's Berry Farm continues to be open daily on a year-round basis. Castaway Bay is generally open daily from Memorial Day to Labor Day with an additional limited daily schedule for the balance of the year.

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

The following table presents the Partnership's revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements, described below, for the periods presented:

	Three months ended		Six months ended
(In thousands)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
In-park revenues	$401,383	$349,525	$455,596	$393,135
Out-of-park revenues	49,344	43,491	64,105	56,177
Concessionaire remittance	(14,537)	(12,700)	(16,534)	(14,269)
Net revenues	$436,190	$380,316	$503,167	$435,043

Due to the Partnership's highly seasonal operations, a substantial portion of the Partnership's revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for expected usage. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Partnership does not typically provide for refunds or returns.

In some instances, the Partnership arranges with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and the Partnership acts as an agent, resulting in net revenue recorded within the condensed consolidated statement of operations and comprehensive income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other" within the condensed consolidated statement of operations and comprehensive income, are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. The Partnership estimates variable revenues and performs a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Of the $107.1 million of deferred revenue recorded as of January 1, 2019, 88% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the six months ended June 30, 2019, approximately $41.9 million of the deferred revenue balance as of January 1, 2019 was recognized. The remaining difference in the opening and closing balances of the Partnership's deferred revenue balance in the current period was attributable to additional season-long product sales during the first six months of 2019.

Payment is due immediately on the transaction date for most products. The Partnership's receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to twelve monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. The Partnership is not exposed to a significant concentration of customer credit risk. As of June 30, 2019, December 31, 2018 and June 24, 2018, the Partnership recorded an $8.2 million, $2.6 million and $7.3 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

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

During the third quarter of 2016, the Partnership ceased operations of one of its separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of June 30, 2019, December 31, 2018 and June 24, 2018).

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of June 30, 2019, there were no indicators of impairment. The Partnership's annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

A summary of changes in the Partnership’s carrying value of goodwill for the six months ended June 30, 2019 and June 24, 2018 is as follows:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance as of December 31, 2018	$258,587	$(79,868)	$178,719
Foreign currency translation	2,480	—	2,480
Balance as of June 30, 2019	$261,067	$(79,868)	$181,199

Balance as of December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(3,644)	—	(3,644)
Balance as of June 24, 2018	$260,054	$(79,868)	$180,186

As of June 30, 2019, December 31, 2018, and June 24, 2018, the Partnership’s other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2019
Other intangible assets:
Trade names	$35,945	$—	$35,945
License / franchise agreements	3,390	(2,639)	751
Total other intangible assets	$39,335	$(2,639)	$36,696

December 31, 2018
Other intangible assets:
Trade names	$35,394	$—	$35,394
License / franchise agreements	3,379	(2,397)	982
Total other intangible assets	$38,773	$(2,397)	$36,376

June 24, 2018
Other intangible assets:
Trade names	$35,720	$—	$35,720
License / franchise agreements	3,357	(2,086)	1,271
Total other intangible assets	$39,077	$(2,086)	$36,991

Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of June 30, 2019, December 31, 2018, and June 24, 2018 consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018	June 24, 2018

Revolving credit facility (due 2022)	$—	$—	$25,000
U.S. term loan averaging 4.24% YTD 2019; 3.83% in 2018; 3.71% YTD 2018 (due 2017-2024) (1)	733,125	735,000	735,000
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000	450,000
2027 U.S. fixed rate notes at 5.375%	500,000	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	—	—
	2,183,125	1,685,000	1,710,000
Less current portion	(7,500)	(5,625)	(1,875)
	2,175,625	1,679,375	1,708,125
Less debt issuance costs and original issue discount	(27,750)	(21,807)	(23,793)
	$2,147,875	$1,657,568	$1,684,332

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 7).

Term Debt and Revolving Credit Facilities
In April 2017, the Partnership amended and restated its existing credit agreement. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and $7.5 million is payable annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of June 30, 2019, no amounts were outstanding under the revolving credit facility. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Notes
In June 2014, the Partnership issued $450 million of 5.375% senior unsecured notes ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, concurrently with amending and restating its credit facilities, the Partnership issued $500 million of 5.375% senior unsecured notes maturing in 2027 ("2027 senior notes"). The net proceeds from the offering of the 2027 senior notes, together with borrowings under the 2017 Credit Agreement, were used to redeem all of the Partnership's 5.25% senior unsecured notes due 2021 ("2021 senior notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under its existing credit facilities and for general corporate purposes. The redemption of the 2021 senior notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.7 million and debt premium payments of $15.5 million. Accordingly, the Partnership recorded a loss on early debt extinguishment of $23.1 million during 2017.

The 2027 senior notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. Prior to April 15, 2020, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.375% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2019, in conjunction with its subsequent event acquisition (see Note 15), the Partnership issued $500 million of 5.250% senior unsecured notes maturing in 2029 ("2029 senior notes"). The net proceeds from the offering of the 2029 senior notes were used to complete the acquisition, complete the purchase of land at California's Great America (see Note 11), to pay transaction fees and expenses, and for general corporate purposes and repayment of the revolving credit facility.

The 2029 senior notes pay interest semi-annually in January and July, with the principal due in full on July 15, 2029. Prior to July 15, 2022, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, the Partnership may from time to time repurchase debt securities issued by the Partnership, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of June 30, 2019, the Partnership was in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

The Partnership's long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the Partnership's 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, the Partnership can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and the Partnership can make additional Restricted Payments if the Partnership's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

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

The Partnership has four interest rate swap agreements that mature on December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. The Partnership also has four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the swap portfolio was recorded in the unaudited condensed consolidated balance sheets within "Derivative Liability" as of June 30, 2019 and December 31, 2018 and within "Other Assets" as of June 24, 2018 as follows:

(In thousands)	June 30, 2019	December 31, 2018	June 24, 2018
Derivatives not designated as hedging instruments:
Interest rate swaps	$(23,862)	$(6,705)	$542

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

The (gains) losses recognized in income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented as follows:

	Three months ended		Six months ended
(In thousands)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Change in fair market value	$10,779	$(3,271)	$17,158	$(9,264)
Amortization of amounts in AOCI	—	2,365	—	4,730
Net effect of swaps	$10,779	$(906)	$17,158	$(4,534)

(8) Fair Value Measurements:
The FASB's Accounting Standards Codification (ASC) 820 - Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, the standard establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process. Quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of June 30, 2019, December 31, 2018, and June 24, 2018 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2019		December 31, 2018		June 24, 2018
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$362	$362	$511	$511	$932	$932
Interest rate swaps	Other Assets (Derivative Liability)	Level 2	$(23,862)	$(23,862)	$(6,705)	$(6,705)	$542	$542
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(725,625)	$(725,625)	$(729,375)	$(707,494)	$(733,125)	$(736,791)
2024 senior notes	Long-Term Debt (1)	Level 1	$(450,000)	$(461,250)	$(450,000)	$(441,000)	$(450,000)	$(451,125)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(516,250)	$(500,000)	$(475,000)	$(500,000)	$(496,250)
2029 senior notes	Long-Term Debt (1)	Level 2	$(500,000)	$(510,000)	—	—	—	—

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $27.8 million, $21.8 million, and $23.8 million as of June 30, 2019, December 31, 2018, and June 24, 2018, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 30, 2019, December 31, 2018 or June 24, 2018.

(9) Earnings per Unit:
Net income (loss) per limited partner unit is calculated based on the following unit amounts:

	Three months ended		Six months ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,474	56,231	56,334	56,192
Effect of dilutive units:
Deferred units	47	46	—	—
Restricted units	243	277	—	—
Unit options	122	173	—	—
Diluted weighted average units outstanding	56,886	56,727	56,334	56,192
Net income (loss) per unit - basic	$1.12	$0.34	$(0.36)	$(1.14)
Net income (loss) per unit - diluted	$1.11	$0.34	$(0.36)	$(1.14)

(10) Income and Partnership Taxes:
Under the applicable accounting rules, income taxes are recognized for the amount of taxes payable by the Partnership’s corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The income tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the quarterly income (loss) of the Partnership’s corporate subsidiaries. In addition to income taxes on its corporate subsidiaries, the Partnership is subject to a publicly traded partnership tax (PTP tax) on partnership-level gross income (net revenues less cost of food, merchandise, and games revenues). As such, the Partnership’s total provision (benefit) for taxes includes amounts for both the PTP tax and for income taxes on its subsidiaries.

The Partnership's unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. The Partnership recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

(11) Lease Commitments and Contingencies:
Lease Commitments
The Partnership has commitments under various operating leases at its parks. The most significant lease commitment was for the land on which California's Great America is located in the City of Santa Clara, which had an initial term through 2039 with renewal options through 2074. On June 28, 2019, the Partnership purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, the Partnership's remaining lease commitments were immaterial to the condensed consolidated financial statements at June 30, 2019. However, the Partnership assumed a material lease commitment when it completed its subsequent event acquisition on July 1, 2019 (see Note 15). The material lease commitment is for the land on which one of the acquired properties is located. This land lease is expected to result in the recognition of an additional right-of-use asset between $6 million and $8 million and an additional corresponding lease liability between $4 million and $6 million in the third quarter of 2019.
The Partnership leases a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid and the corresponding income is being recognized over the life of the stadium.

The Partnership has also entered into various operating leases at its parks for office space, office equipment, vehicles, and revenue-generating assets. These lease commitments are immaterial to the condensed consolidated financial statements. As a practical expedient, the Partnership recognizes lease payments for short-term leases in the condensed consolidated statement of operations and comprehensive income on a straight-line basis over the lease term and has elected to not separate lease components from non-lease components.

The Partnership's total lease cost and related supplemental information as of June 30, 2019 is listed below:

(In thousands, except for lease term and discount rate)	June 30, 2019
Operating lease expense	$3,935
Variable lease expense	803
Short-term lease expense	1,808
Sublease income	(244)
Total lease cost	$6,302

Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	4.9%
Operating cash flows for operating leases	$4,113
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$1,131

Lease expense, which includes short-term rentals for equipment and machinery, for the six months ended June 24, 2018 totaled $7.1 million.

Future undiscounted cash flows under the Partnership's operating leases and a reconciliation to the operating lease liabilities recognized as of June 30, 2019 is included below:

(In thousands)	June 30, 2019
Undiscounted cash flows
Remainder of 2019	$1,049
2020	1,608
2021	777
2022	323
2023	159
Thereafter	931
Total	$4,847

Present value of cash flows
Current lease liability	$1,768
Lease Liability	2,365
Total	$4,133

Difference between undiscounted cash flows and discounted cash flows	$714

Contingencies
The Partnership is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the Partnership's condensed consolidated financial statements.

(12) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the three- and six-month periods ended June 30, 2019 and June 24, 2018:

(In thousands)	Foreign Currency Translation	Cash Flow Hedging Derivative Activity	Total
For the three months ended
Balance as of March 25, 2018	$8,646	$(6,348)	$2,298
Other comprehensive income before reclassifications, net of tax $1,157	6,662	—	6,662
Amounts reclassified from accumulated other comprehensive income, net of tax ($249)	—	2,116	2,116
Balance as of June 24, 2018	$15,308	$(4,232)	$11,076

Balance as of March 31, 2019	$18,232	$—	$18,232
Other comprehensive income before reclassifications, net of tax ($746)	(4,632)	—	(4,632)
Balance as of June 30, 2019	$13,600	$—	$13,600

For the six months ended	Foreign Currency Translation	Cash Flow Hedging Derivative Activity	Total
Balance as of December 31, 2017	$4,042	$(7,975)	$(3,933)
Other comprehensive income before reclassifications, net of tax $2,302	11,266	—	11,266
Amounts reclassified from accumulated other comprehensive income, net of tax ($596)	—	4,134	4,134
Reclassification of stranded tax effect	—	(391)	(391)
Balance as of June 24, 2018	$15,308	$(4,232)	$11,076

Balance as of December 31, 2018	$21,282	$—	$21,282
Other comprehensive income before reclassifications, net of tax ($1,620)	(7,682)	—	(7,682)
Balance as of June 30, 2019	$13,600	$—	$13,600

Reclassifications Out of Accumulated Other Comprehensive Income
(In thousands)	Affected Income Statement Location	Three months ended		Six months ended
AOCI Component		June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Interest rate contracts	Net effect of swaps	$—	$2,365	$—	$4,730
Provision for taxes	Provision for taxes	—	(249)	—	(596)
Losses on cash flow hedges	Net of tax	$—	$2,116	$—	$4,134

(13) Consolidating Financial Information of Guarantors and Issuers of 2024 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the Partnership's 2024 senior notes (see Note 6). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 30, 2019, December 31, 2018, and June 24, 2018 and for the three- and six-month periods ended June 30, 2019 and June 24, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$34,520	$292,717	$(2,495)	$324,742
Receivables	—	1,214	37,121	1,018,249	(967,038)	89,546
Inventories	—	—	3,804	43,056	—	46,860
Other current assets	400	14,347	9,710	34,453	(20,476)	38,434
	400	15,561	85,155	1,388,475	(990,009)	499,582
Property and Equipment, net	—	785	186,578	1,612,103	—	1,799,466
Investment in Park	524,449	1,160,193	269,259	203,690	(2,157,591)	—
Goodwill	674	—	60,919	119,606	—	181,199
Other Intangibles, net	—	—	13,582	23,114	—	36,696
Deferred Tax Asset	—	12,733	—	—	(12,733)	—
Right-of-Use Asset	—	—	92	4,262	—	4,354
Other Assets	—	—	38	11,471	—	11,509
	$525,523	$1,189,272	$615,623	$3,362,721	$(3,160,333)	$2,532,806
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	616,886	356,792	4,867	40,272	(969,533)	49,284
Deferred revenue	—	—	25,057	192,185	—	217,242
Accrued interest	6	4	1,955	6,211	—	8,176
Accrued taxes	2,176	—	—	34,576	(20,476)	16,276
Accrued salaries, wages and benefits	—	19,642	2,064	—	—	21,706
Self-insurance reserves	—	9,541	1,459	10,427	—	21,427
Other accrued liabilities	2,629	5,959	650	8,899	—	18,137
	621,697	393,251	36,052	298,757	(990,009)	359,748
Deferred Tax Liability	—	—	14,071	87,516	(12,733)	88,854
Derivative Liability	4,026	19,836	—	—	—	23,862
Lease Liability	—	—	73	2,292	—	2,365
Other Liabilities	—	657	—	9,645	—	10,302
Long-Term Debt:
Term debt	—	125,975	—	590,853	—	716,828
Notes	—	—	446,443	984,604	—	1,431,047
	—	125,975	446,443	1,575,457	—	2,147,875

Equity	(100,200)	649,553	118,984	1,389,054	(2,157,591)	(100,200)
	$525,523	$1,189,272	$615,623	$3,362,721	$(3,160,333)	$2,532,806

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$30,240	$107,811	$38,374	$410,780	$(151,015)	$436,190
Costs and expenses:
Cost of food, merchandise, and games revenues	—	51	3,874	35,883	—	39,808
Operating expenses	2	102,173	15,034	211,577	(151,015)	177,771
Selling, general and administrative	186	16,000	3,847	39,748	—	59,781
Depreciation and amortization	—	8	5,682	50,214	—	55,904
Loss on impairment / retirement of fixed assets, net	—	—	25	657	—	682
	188	118,232	28,462	338,079	(151,015)	333,946
Operating income (loss)	30,052	(10,421)	9,912	72,701	—	102,244
Interest expense, net	6,673	4,996	6,045	5,132	—	22,846
Net effect of swaps	2,126	8,653	—	—	—	10,779
(Gain) loss on foreign currency	—	12	(9,484)	—	—	(9,472)
Other (income) expense	64	(24,465)	926	23,592	—	117
Income from investment in affiliates	(45,594)	(45,111)	(11,401)	(23,567)	125,673	—
Income before taxes	66,783	45,494	23,826	67,544	(125,673)	77,974
Provision (benefit) for taxes	3,485	(102)	256	11,037	—	14,676
Net income	$63,298	$45,596	$23,570	$56,507	$(125,673)	$63,298
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(4,632)	—	(4,632)	—	4,632	(4,632)
Other comprehensive income (loss), (net of tax)	(4,632)	—	(4,632)	—	4,632	(4,632)
Total comprehensive income	$58,666	$45,596	$18,938	$56,507	$(121,041)	$58,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$23,937	$91,527	$29,648	$360,832	$(125,628)	$380,316
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	3,184	31,834	—	35,018
Operating expenses	—	93,036	14,254	185,755	(125,628)	167,417
Selling, general and administrative	926	15,638	3,556	33,921	—	54,041
Depreciation and amortization	—	8	5,940	46,271	—	52,219
Loss on impairment / retirement of fixed assets, net	—	—	27	3,345	—	3,372
	926	108,682	26,961	301,126	(125,628)	312,067
Operating income (loss)	23,011	(17,155)	2,687	59,706	—	68,249
Interest expense, net	5,736	4,592	6,068	4,886	—	21,282
Net effect of swaps	(324)	(582)	—	—	—	(906)
Loss on foreign currency	—	62	14,922	—	—	14,984
Other (income) expense	64	(22,751)	932	21,671	—	(84)
(Income) loss from investment in affiliates	(4,198)	(2,531)	(8,982)	13,602	2,109	—
Income (loss) before taxes	21,733	4,055	(10,253)	19,547	(2,109)	32,973
Provision (benefit) for taxes	2,490	(143)	3,346	8,037	—	13,730
Net income (loss)	$19,243	$4,198	$(13,599)	$11,510	$(2,109)	$19,243
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	6,662	—	6,662	—	(6,662)	6,662
Cash flow hedging derivative activity	2,116	727	—	—	(727)	2,116
Other comprehensive income (loss), (net of tax)	8,778	727	6,662	—	(7,389)	8,778
Total comprehensive income (loss)	$28,021	$4,925	$(6,937)	$11,510	$(9,498)	$28,021

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$14,598	$111,096	$38,670	$470,685	$(131,882)	$503,167
Costs and expenses:
Cost of food, merchandise, and games revenues	—	51	3,926	43,480	—	47,457
Operating expenses	2	150,345	20,745	236,766	(131,882)	275,976
Selling, general and administrative	1,625	30,552	4,865	54,405	—	91,447
Depreciation and amortization	—	16	5,682	63,795	—	69,493
Loss on impairment / retirement of fixed assets, net	—	—	35	2,071	—	2,106
Gain on sale of investment	—	(617)	—	—	—	(617)
	1,627	180,347	35,253	400,517	(131,882)	485,862
Operating income (loss)	12,971	(69,251)	3,417	70,168	—	17,305
Interest expense, net	13,064	10,026	11,758	8,685	—	43,533
Net effect of swaps	3,117	14,041	—	—	—	17,158
(Gain) loss on foreign currency	—	1	(18,142)	—	—	(18,141)
Other (income) expense	123	(35,971)	2,025	34,262	—	439
(Income) loss from investment in affiliates	12,855	(30,452)	(6,798)	(17,377)	41,772	—
Income (loss) before taxes	(16,188)	(26,896)	14,574	44,598	(41,772)	(25,684)
Provision (benefit) for taxes	4,187	(14,041)	(2,803)	7,348	—	(5,309)
Net income (loss)	$(20,375)	$(12,855)	$17,377	$37,250	$(41,772)	$(20,375)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(7,682)	—	(7,682)	—	7,682	(7,682)
Other comprehensive income (loss), (net of tax)	(7,682)	—	(7,682)	—	7,682	(7,682)
Total comprehensive income (loss)	$(28,057)	$(12,855)	$9,695	$37,250	$(34,090)	$(28,057)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$13,170	$92,381	$29,919	$410,619	$(111,046)	$435,043
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	3,184	37,837	—	41,021
Operating expenses	—	135,707	19,970	211,614	(111,046)	256,245
Selling, general and administrative	1,685	30,088	4,236	46,714	—	82,723
Depreciation and amortization	—	16	5,940	51,784	—	57,740
Loss on impairment / retirement of fixed assets, net	—	—	67	4,645	—	4,712
	1,685	165,811	33,397	352,594	(111,046)	442,441
Operating income (loss)	11,485	(73,430)	(3,478)	58,025	—	(7,398)
Interest expense, net	10,640	8,959	11,651	9,568	—	40,818
Net effect of swaps	(2,531)	(2,003)	—	—	—	(4,534)
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	21	25,057	—	—	25,078
Other (income) expense	123	(32,555)	1,786	30,439	—	(207)
(Income) loss from investment in affiliates	64,330	26,284	(5,069)	34,187	(119,732)	—
Loss before taxes	(61,077)	(74,323)	(36,903)	(17,055)	119,732	(69,626)
Provision (benefit) for taxes	3,080	(9,994)	(2,716)	4,161	—	(5,469)
Net loss	$(64,157)	$(64,329)	$(34,187)	$(21,216)	$119,732	$(64,157)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	11,266	—	11,266	—	(11,266)	11,266
Cash flow hedging derivative activity	4,134	1,357	—	—	(1,357)	4,134
Other comprehensive income (loss), (net of tax)	15,400	1,357	11,266	—	(12,623)	15,400
Total comprehensive loss	$(48,757)	$(62,972)	$(22,921)	$(21,216)	$107,109	$(48,757)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$53,711	$(28,342)	$9,120	$66,441	$(2,246)	$98,684
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(47,144)	47,144	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	617
Capital expenditures	—	—	(12,817)	(250,036)	—	(262,853)
Net cash from (for) investing activities	—	38,647	(12,817)	(297,180)	9,114	(262,236)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	51,418	(4,274)	—	—	(47,144)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	(1,875)
Distributions paid to partners	(105,129)	—	—	—	443	(104,686)
Payment of debt issuance costs and original issue discount	—	—	—	(7,712)	—	(7,712)
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Payments related to tax withholding for equity compensation	—	(4,142)	—	—	—	(4,142)
Net cash from (for) financing activities	(53,711)	(10,305)	(38,030)	490,741	(8,671)	380,024
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,921	—	—	2,921
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(38,806)	260,002	(1,803)	219,393
Balance, beginning of period	—	—	73,326	32,715	(692)	105,349
Balance, end of period	$—	$—	$34,520	$292,717	$(2,495)	$324,742

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

(14) Consolidating Financial Information of Guarantors and Issuers of 2027 and 2029 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the Partnership's 2027 and 2029 senior notes (see Note 6). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium) that guarantees the Partnership's senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of June 30, 2019, December 31, 2018, and June 24, 2018 and for the three- and six-month periods ended June 30, 2019 and June 24, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$34,520	$287,935	$4,782	$(2,495)	$324,742
Receivables	—	1,214	37,121	60,487	957,762	(967,038)	89,546
Inventories	—	—	3,804	35,627	7,429	—	46,860
Other current assets	400	14,347	9,710	29,374	5,079	(20,476)	38,434
	400	15,561	85,155	413,423	975,052	(990,009)	499,582
Property and Equipment, net	—	785	186,578	—	1,612,103	—	1,799,466
Investment in Park	524,449	1,160,193	269,259	1,747,364	203,690	(3,904,955)	—
Goodwill	674	—	60,919	8,388	111,218	—	181,199
Other Intangibles, net	—	—	13,582	—	23,114	—	36,696
Deferred Tax Asset	—	12,733	—	—	—	(12,733)	—
Right-of-Use Asset	—	—	92	3,771	491	—	4,354
Other Assets	—	—	38	2,483	8,988	—	11,509
	$525,523	$1,189,272	$615,623	$2,175,429	$2,934,656	$(4,907,697)	$2,532,806
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	616,886	356,792	4,867	32,468	7,804	(969,533)	49,284
Deferred revenue	—	—	25,057	147,756	44,429	—	217,242
Accrued interest	6	4	1,955	6,211	—	—	8,176
Accrued taxes	2,176	—	—	8,873	25,703	(20,476)	16,276
Accrued salaries, wages and benefits	—	19,642	2,064	—	—	—	21,706
Self-insurance reserves	—	9,541	1,459	8,703	1,724	—	21,427
Other accrued liabilities	2,629	5,959	650	6,871	2,028	—	18,137
	621,697	393,251	36,052	217,069	81,688	(990,009)	359,748
Deferred Tax Liability	—	—	14,071	—	87,516	(12,733)	88,854
Derivative Liability	4,026	19,836	—	—	—	—	23,862
Lease Liability	—	—	73	1,992	300	—	2,365
Other Liabilities	—	657	—	87	9,558	—	10,302
Long-Term Debt:
Term debt	—	125,975	—	590,853	—	—	716,828
Notes	—	—	446,443	984,604	—	—	1,431,047
	—	125,975	446,443	1,575,457	—	—	2,147,875

Equity	(100,200)	649,553	118,984	380,824	2,755,594	(3,904,955)	(100,200)
	$525,523	$1,189,272	$615,623	$2,175,429	$2,934,656	$(4,907,697)	$2,532,806

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$30,240	$107,811	$38,374	$316,198	$132,511	$(188,944)	$436,190
Costs and expenses:
Cost of food, merchandise and games revenues	—	51	3,874	29,089	6,794	—	39,808
Operating expenses	2	102,173	15,034	238,566	10,940	(188,944)	177,771
Selling, general and administrative	186	16,000	3,847	32,499	7,249	—	59,781
Depreciation and amortization	—	8	5,682	—	50,214	—	55,904
Loss on impairment / retirement of fixed assets, net	—	—	25	407	250	—	682
	188	118,232	28,462	300,561	75,447	(188,944)	333,946
Operating income (loss)	30,052	(10,421)	9,912	15,637	57,064	—	102,244
Interest (income) expense, net	6,673	4,996	6,045	15,165	(10,033)	—	22,846
Net effect of swaps	2,126	8,653	—	—	—	—	10,779
(Gain) loss on foreign currency	—	12	(9,484)	—	—	—	(9,472)
Other (income) expense	64	(24,465)	926	—	23,592	—	117
Income from investment in affiliates	(45,594)	(45,111)	(11,401)	—	(23,567)	125,673	—
Income before taxes	66,783	45,494	23,826	472	67,072	(125,673)	77,974
Provision (benefit) for taxes	3,485	(102)	256	472	10,565	—	14,676
Net income	$63,298	$45,596	$23,570	$—	$56,507	$(125,673)	$63,298
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(4,632)	—	(4,632)	—	—	4,632	(4,632)
Other comprehensive income (loss), (net of tax)	(4,632)	—	(4,632)	—	—	4,632	(4,632)
Total comprehensive income	$58,666	$45,596	$18,938	$—	$56,507	$(121,041)	$58,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$23,937	$91,527	$29,648	$279,133	$118,781	$(162,710)	$380,316
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,184	25,595	6,239	—	35,018
Operating expenses	—	93,036	14,254	211,865	10,972	(162,710)	167,417
Selling, general and administrative	926	15,638	3,556	27,351	6,570	—	54,041
Depreciation and amortization	—	8	5,940	—	46,271	—	52,219
Loss on impairment / retirement of fixed assets, net	—	—	27	795	2,550	—	3,372
	926	108,682	26,961	265,606	72,602	(162,710)	312,067
Operating income (loss)	23,011	(17,155)	2,687	13,527	46,179	—	68,249
Interest (income) expense, net	5,736	4,592	6,068	13,046	(8,160)	—	21,282
Net effect of swaps	(324)	(582)	—	—	—	—	(906)
Loss on foreign currency	—	62	14,922	—	—	—	14,984
Other (income) expense	64	(22,751)	932	—	21,671	—	(84)
(Income) loss from investment in affiliates	(4,198)	(2,531)	(8,982)	—	13,602	2,109	—
Income (loss) before taxes	21,733	4,055	(10,253)	481	19,066	(2,109)	32,973
Provision (benefit) for taxes	2,490	(143)	3,346	481	7,556	—	13,730
Net income (loss)	$19,243	$4,198	$(13,599)	$—	$11,510	$(2,109)	$19,243
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	6,662	—	6,662	—	—	(6,662)	6,662
Cash flow hedging derivative activity	2,116	727	—	—	—	(727)	2,116
Other comprehensive income (loss), (net of tax)	8,778	727	6,662	—	—	(7,389)	8,778
Total comprehensive income (loss)	$28,021	$4,925	$(6,937)	$—	$11,510	$(9,498)	$28,021

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$14,598	$111,096	$38,670	$380,785	$141,228	$(183,210)	$503,167
Costs and expenses:
Cost of food, merchandise and games revenues	—	51	3,926	36,330	7,150	—	47,457
Operating expenses	2	150,345	20,745	268,117	19,977	(183,210)	275,976
Selling, general and administrative	1,625	30,552	4,865	46,061	8,344	—	91,447
Depreciation and amortization	—	16	5,682	—	63,795	—	69,493
Loss on impairment / retirement of fixed assets, net	—	—	35	793	1,278	—	2,106
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	1,627	180,347	35,253	351,301	100,544	(183,210)	485,862
Operating income (loss)	12,971	(69,251)	3,417	29,484	40,684	—	17,305
Interest (income) expense, net	13,064	10,026	11,758	28,549	(19,864)	—	43,533
Net effect of swaps	3,117	14,041	—	—	—	—	17,158
(Gain) loss on foreign currency	—	1	(18,142)	—	—	—	(18,141)
Other (income) expense	123	(35,971)	2,025	—	34,262	—	439
(Income) loss from investment in affiliates	12,855	(30,452)	(6,798)	—	(17,377)	41,772	—
Income (loss) before taxes	(16,188)	(26,896)	14,574	935	43,663	(41,772)	(25,684)
Provision (benefit) for taxes	4,187	(14,041)	(2,803)	935	6,413	—	(5,309)
Net income (loss)	$(20,375)	$(12,855)	$17,377	$—	$37,250	$(41,772)	$(20,375)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(7,682)	—	(7,682)	—	—	7,682	(7,682)
Other comprehensive income (loss), (net of tax)	(7,682)	—	(7,682)	—	—	7,682	(7,682)
Total comprehensive income (loss)	$(28,057)	$(12,855)	$9,695	$—	$37,250	$(34,090)	$(28,057)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$13,170	$92,381	$29,919	$332,864	$120,487	$(153,778)	$435,043
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3,184	31,494	6,343	—	41,021
Operating expenses	—	135,707	19,970	234,485	19,861	(153,778)	256,245
Selling, general and administrative	1,685	30,088	4,236	38,994	7,720	—	82,723
Depreciation and amortization	—	16	5,940	—	51,784	—	57,740
Loss on impairment / retirement of fixed assets, net	—	—	67	1,446	3,199	—	4,712
	1,685	165,811	33,397	306,419	88,907	(153,778)	442,441
Operating income (loss)	11,485	(73,430)	(3,478)	26,445	31,580	—	(7,398)
Interest (income) expense, net	10,640	8,959	11,651	24,599	(15,031)	—	40,818
Net effect of swaps	(2,531)	(2,003)	—	—	—	—	(4,534)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	21	25,057	—	—	—	25,078
Other (income) expense	123	(32,555)	1,786	—	30,439	—	(207)
(Income) loss from investment in affiliates	64,330	26,284	(5,069)	—	34,187	(119,732)	—
Income (loss) before taxes	(61,077)	(74,323)	(36,903)	960	(18,015)	119,732	(69,626)
Provision (benefit) for taxes	3,080	(9,994)	(2,716)	960	3,201	—	(5,469)
Net loss	$(64,157)	$(64,329)	$(34,187)	$—	$(21,216)	$119,732	$(64,157)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	11,266	—	11,266	—	—	(11,266)	11,266
Cash flow hedging derivative activity	4,134	1,357	—	—	—	(1,357)	4,134
Other comprehensive income (loss), (net of tax)	15,400	1,357	11,266	—	—	(12,623)	15,400
Total comprehensive loss	$(48,757)	$(62,972)	$(22,921)	$—	$(21,216)	$107,109	$(48,757)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$53,711	$(28,342)	$9,120	$(2,965)	$69,406	$(2,246)	$98,684
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(47,144)	47,144	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	—	617
Capital expenditures	—	—	(12,817)	(230,504)	(19,532)	—	(262,853)
Net cash from (for) investing activities	—	38,647	(12,817)	(230,504)	(66,676)	9,114	(262,236)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	51,418	(4,274)	—	—	—	(47,144)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	—	(1,875)
Distributions paid to partners	(105,129)	—	—	—	—	443	(104,686)
Payment of debt issuance costs and original issue discount	—	—	—	(7,712)	—	—	(7,712)
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	—	(1,561)
Payments related to tax withholding for equity compensation	—	(4,142)	—	—	—	—	(4,142)
Net cash from (for) financing activities	(53,711)	(10,305)	(38,030)	490,741	—	(8,671)	380,024
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,921	—	—	—	2,921
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(38,806)	257,272	2,730	(1,803)	219,393
Balance, beginning of period	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of period	$—	$—	$34,520	$287,935	$4,782	$(2,495)	$324,742

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 24, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$56,049	$48,573	$2,897	$(13,826)	$(7,672)	$(256)	$85,765
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	(37,892)	—	31,123	6,769	—
Capital expenditures	—	—	(8,495)	(70,399)	(21,743)	—	(100,637)
Net cash from (for) investing activities	—	—	(46,387)	(70,399)	9,380	6,769	(100,637)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	45,171	(38,402)	—	—	—	(6,769)	—
Net borrowings on revolving credit loans	—	—	—	25,000	—	—	25,000
Distributions paid to partners	(101,220)	—	—	—	—	662	(100,558)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,191)	—	—	(2,512)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(3,045)	—	—	—	—	(3,045)
Payments related to tax withholding for equity compensation	—	(6,930)	—	—	—	—	(6,930)
Net cash from (for) financing activities	(56,049)	(48,573)	—	22,809	—	(6,107)	(87,920)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,334)	—	—	—	(3,334)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(46,824)	(61,416)	1,708	406	(106,126)
Balance, beginning of period	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of period	$—	$—	$38,934	$19,014	$2,860	$(689)	$60,119

(15) Acquisition Subsequent Events:
On July 1, 2019, the Partnership completed the acquisition of two water parks and one resort in Texas, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn"), for a cash purchase price of $258.9 million, subject to certain working capital adjustments. Schlitterbahn will be included within the Partnership's single reportable segment of amusement/water parks with accompanying resort facilities. The purchase price allocation remains preliminary as management completes the valuation assessment of property acquired and finalizes the working capital adjustment. Acquisition related transaction costs totaled $0.9 million for the six months ended June 30, 2019 and are included in Selling, general and administrative expenses within the unaudited condensed consolidated statement of operations and comprehensive income.

In conjunction with the acquisition, the Partnership issued $500 million of 5.250% senior unsecured notes maturing in 2029 (see Note 6). The net proceeds from the offering of the notes were used to complete the Schlitterbahn acquisition, complete the purchase of land at California's Great America (see Note 11), to pay transaction fees and expenses, and for general corporate purposes and repayment of the revolving credit facility. In addition to the water parks and resort acquired on July 1, 2019, the Partnership has the right to acquire an additional property located in Kansas City, Kansas for a cash payment of $6.0 million.

The Partnership completed an immaterial acquisition of Sawmill Creek Resort located in Huron, Ohio on July 3, 2019. Sawmill Creek Resort is a 236-room resort lodge located on 235 acres with a marina, a half-mile beach and 50 acres of undeveloped land.

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
In the second quarter of 2019, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and six-month periods ended June 30, 2019 and June 24, 2018.

	Three months ended		Six months ended
(In thousands)	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net income (loss)	$63,298	$19,243	$(20,375)	$(64,157)
Interest expense	22,927	21,337	43,847	41,099
Interest income	(81)	(55)	(314)	(281)
Provision (benefit) for taxes	14,676	13,730	(5,309)	(5,469)
Depreciation and amortization	55,904	52,219	69,493	57,740
EBITDA	156,724	106,474	87,342	28,932
Loss on early debt extinguishment	—	—	—	1,073
Net effect of swaps	10,779	(906)	17,158	(4,534)
Non-cash foreign currency (gain) loss	(9,481)	14,992	(18,145)	25,090
Non-cash equity compensation expense	3,287	3,180	5,830	6,148
Loss on impairment / retirement of fixed assets, net	682	3,372	2,106	4,712
Gain on sale of investment	—	—	(617)	—
Acquisition-related costs	946	—	946	—
Other (1)	124	(76)	283	93
Adjusted EBITDA	$163,061	$127,036	$94,903	$61,514

(1)
Consists of certain costs as defined in the Partnership's Amended 2017 Credit Agreement and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

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
Results for the first six months of 2019 do not include the results of Schlitterbahn, which we acquired on July 1, 2019. See Note 15.

Six months ended June 30, 2019
The fiscal six-month period ended June 30, 2019 consisted of a 26-week period and included a total of 827 operating days compared with 25 weeks and 754 operating days for the fiscal six-month period ended June 24, 2018. The results for these periods are not directly comparable as the current period includes an additional week of operations due to the timing of the fiscal second quarter close. Since many differences in our operating results relate to the additional week in the current period, we have also included a discussion of operating results through July 1, 2018 on a 26-week basis.
The following table presents key financial information for the six months ended June 30, 2019 and June 24, 2018:

	(26 weeks)	(25 weeks)
	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2019	June 24, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$503,167	$435,043	$68,124	15.7%
Operating costs and expenses	414,880	379,989	34,891	9.2%
Depreciation and amortization	69,493	57,740	11,753	20.4%
Loss on impairment / retirement of fixed assets, net	2,106	4,712	(2,606)	N/M
Gain on sale of investment	(617)	—	(617)	N/M
Operating income (loss)	$17,305	$(7,398)	$24,703	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$94,903	$61,514	$33,389	54.3%
Attendance	9,675	8,655	1,020	11.8%
In-park per capita spending	$47.09	$45.42	$1.67	3.7%
Out-of-park revenues	$64,105	$56,177	$7,928	14.1%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 39.
For the six months ended June 30, 2019, net revenues increased 15.7%, or $68.1 million, to $503.2 million, from $435.0 million for the six months ended June 24, 2018. This reflects the impact of a 1.0 million-visit increase in attendance and a $1.67 increase in in-park per capita spending. Out-of-park revenues increased $7.9 million compared with the six months ended June 24, 2018. The increase in net revenues was net of a $4.0 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the six months ended June 30, 2019 increased 9.2%, or $34.9 million, to $414.9 million from $380.0 million for the six months ended June 24, 2018. The increase was the result of a $6.4 million increase in cost of goods sold, a $19.7 million increase in operating expenses and an $8.7 million increase in SG&A expense. The increase in operating costs and expenses was net of a $2.1 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for the six months ended June 30, 2019 increased $11.8 million compared with the six months ended June 24, 2018 due to the change in the estimated useful life of a long-lived asset at Kings Dominion, as well as the additional week in the current period. For both the six months ended June 30, 2019 and the six months ended June 24, 2018, the loss on impairment / retirement of fixed assets was attributable to the retirements of assets in the normal course of business at several of our properties, including the retirement of a specific asset in the second quarter of 2018. During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating income for the six months ended June 30, 2019 increased $24.7 million to $17.3 million compared with an operating loss of $7.4 million for the six months ended June 24, 2018.

Interest expense for the six months ended June 30, 2019 increased $2.7 million due to incremental revolving credit facility borrowings in the current period. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement, as described in Note 6. The net effect of our swaps resulted in a charge to earnings of $17.2 million for the six months ended June 30, 2019 compared with a $4.5 million benefit to earnings for the six months ended June 24, 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by the prior period amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized an $18.1 million net benefit to earnings for foreign currency gains and losses compared with a $25.1 million net charge to earnings for the six months ended June 24, 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

During the six months ended June 30, 2019, a benefit for taxes of $5.3 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This was comparable to the benefit for taxes recorded for the six months ended June 24, 2018 of $5.5 million.

After the items above, the net loss for the six months ended June 30, 2019 totaled $20.4 million, or $0.36 per diluted limited partner unit, compared with a net loss of $64.2 million, or $1.14 per diluted limited partner unit, for the six months ended June 24, 2018.

The results for the six months ended June 30, 2019 included an additional week of operations as compared with the six months ended June 24, 2018 due to the timing of the second quarter close. Comparing both 2019 and 2018 on a 26-week basis, net revenues increased by $10.7 million, or 2%. The increase reflects the impact of a $1.48 increase in in-park per capita spending offset by the impact of a 97,000-visit decrease in attendance on a 26-week basis. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage, and to a lesser extent, admission, extra-charge and merchandise. The decrease in attendance, particularly season pass visitation, was driven by unfavorable weather conditions through early June. Out-of-park revenues increased $1.4 million on a 26-week basis largely due to an increase in online transaction fees charged to customers. Amounts remitted to outside parties under concessionaire arrangements increased $0.6 million on a 26-week basis.

Operating costs and expenses on a comparable 26-week basis increased by $10.7 million, or 3%. The increase was the result of a $1.7 million increase in cost of goods sold, a $3.6 million increase in operating expenses and a $5.4 million increase in SG&A expense for the comparable 26-week periods. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable. Operating expenses grew by $3.6 million primarily due to increased labor costs for seasonal, full-time and maintenance labor largely driven by planned wage and rate increases, as well as, incremental operating costs associated with new immersive events. These increases in operating expenses were somewhat offset by a decrease in maintenance expense attributable to the timing of repairs. The seasonal rate increase was partially offset by a decrease in labor hours during the comparable periods. The $5.4 million increase in SG&A expense was primarily attributable to increased legal and consulting fees for our subsequent event acquisition and other current management initiatives, and higher technology related costs. Depreciation and amortization expense on a comparable 26-week basis increased $5.2 million due to the change in the estimated useful life of a long-lived asset at Kings Dominion.

After the 26-week basis fluctuations described above, and the fluctuations of loss on impairment / retirement of fixed assets and gain on sale of investment, which were not materially impacted by the additional week of activity, operating income on a comparable 26-week basis decreased $1.9 million. The fluctuations in interest expense, loss on early debt extinguishment, net effect of swaps, foreign currency (gain) loss, and benefit for taxes on a 26-week basis were not materially impacted by the additional week of activity. After these items, net loss on a comparable 26-week basis decreased $17.3 million from $37.7 million for the six months ended July 1, 2018 to $20.4 million for the six months ended June 30, 2019.

For the six months ended June 30, 2019, Adjusted EBITDA increased $33.4 million to $94.9 million from $61.5 million for the six months ended June 24, 2018. Adjusted EBITDA on a 26-week basis was comparable year-over-year due to increased net revenues attributable to higher in-park per capita spending offset by increased operating costs, particularly related to labor, legal and technology-related costs. Adjusted EBITDA was computed in the same manner for both 26-week periods(3).

(3)
Adjusted EBITDA for the six months ended July 1, 2018 was calculated as net loss of $37.7 million plus interest expense of $41.1 million, benefit for taxes of $5.4 million, depreciation and amortization expense of $64.4 million, loss on early debt extinguishment of $1.1 million, net effect of swaps benefit of $4.5 million, non-cash foreign currency loss of $25.1 million, non-cash equity compensation expense of $6.1 million, and loss on impairment / retirement of fixed assets of $4.7 million.

Three months ended June 30, 2019
The fiscal three-month period ended June 30, 2019 included a total of 726 operating days compared with 662 operating days for the fiscal three-month period ended June 24, 2018. The results for these periods are not directly comparable as the current period includes 64 additional operating days due to the timing of the fiscal second quarter close. Since many differences in our operating results relate to the additional operating days in the current period, we have also included a discussion of operating results through July 1, 2018 on a same-week basis (the 13-week period ended June 30, 2019 compared with the 13-week period ended July 1, 2018).
The following table presents key financial information for the three months ended June 30, 2019 and June 24, 2018:

	(726 operating days)	(662 operating days)
	Three months ended	Three months ended	Increase (Decrease)
	June 30, 2019	June 24, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$436,190	$380,316	$55,874	14.7%
Operating costs and expenses	277,360	256,476	20,884	8.1%
Depreciation and amortization	55,904	52,219	3,685	7.1%
Loss on impairment / retirement of fixed assets, net	682	3,372	(2,690)	N/M
Operating income	$102,244	$68,249	$33,995	49.8%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$163,061	$127,036	$36,025	28.4%
Attendance	8,500	7,698	802	10.4%
In-park per capita spending	$47.22	$45.40	$1.82	4.0%
Out-of-park revenues	$49,344	$43,491	$5,853	13.5%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 39.
For the three months ended June 30, 2019, net revenues increased 14.7%, or $55.9 million, to $436.2 million, from $380.3 million for the three months ended June 24, 2018. This reflects the impact of an 0.8 million visit increase in attendance and a $1.82 increase in in-park per capita spending. Out-of-park revenues increased $5.9 million compared with the three months ended June 24, 2018. Currency exchange rates had an immaterial impact on net revenues for the quarter.

Operating costs and expenses for the three months ended June 30, 2019 increased 8.1%, or $20.9 million, to $277.4 million from $256.5 million for the three months ended June 24, 2018. The increase was the result of a $4.8 million increase in cost of goods sold, a $10.4 million increase in operating expenses and a $5.7 million increase in SG&A expense. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the second quarter.

Depreciation and amortization expense for the three months ended June 30, 2019 increased $3.7 million compared with the three months ended June 24, 2018 due to the additional week in the current period. For both the three months ended June 30, 2019 and the three months ended June 24, 2018, the loss on impairment / retirement of fixed assets was attributable to the retirements of assets in the normal course of business at several of our properties, including a specific asset in the second quarter of 2018.

After the items above, operating income for the three months ended June 30, 2019 increased $34.0 million to $102.2 million compared with $68.2 million for the three months ended June 24, 2018.

Interest expense for the three months ended June 30, 2019 increased $1.6 million due to incremental revolving credit facility borrowings in the current period. The net effect of our swaps resulted in a charge to earnings of $10.8 million for the three months ended June 30, 2019 compared with a $0.9 million benefit to earnings for the three months ended June 24, 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by the prior period amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized a $9.5 million net benefit to earnings for foreign currency gains and losses compared with a $15.0 million net charge to earnings for the three months ended June 24, 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the applicable currency to the legal entity's functional currency.

During the three months ended June 30, 2019, a provision for taxes of $14.7 million was recorded to account for PTP taxes and income taxes on our corporate subsidiaries. This was comparable to the provision for taxes recorded for the three months ended June 24, 2018 of $13.7 million.

After the items above, net income for the three months ended June 30, 2019 totaled $63.3 million, or $1.11 per diluted limited partner unit, compared with $19.2 million, or $0.34 per diluted limited partner unit, for the three months ended June 24, 2018.

The results for the three months ended June 30, 2019 included 64 additional operating days compared with the three months ended June 24, 2018 due to the timing of the second quarter close. Comparing both 2019 and 2018 on a same-week basis, net revenues increased by $14.1 million, or 3%. The increase reflects the impact of a $1.81 increase in in-park per capita spending offset by the impact of a 47,000-visit decrease in attendance on a same-week basis. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage, and to a lesser extent, admission, extra-charge and merchandise. The decrease in attendance, particularly season pass visitation, was driven by unfavorable weather conditions through early June. Out-of-park revenues increased $1.7 million on a same-week basis due to an increase in online transaction fees charged to customers. Amounts remitted to outside parties under concessionaire arrangements increased $0.8 million on a same-week basis.

Operating costs and expenses on a comparable same-week basis increased by $7.8 million, or 3%. The increase was the result of a $1.7 million increase in cost of goods sold, a $2.4 million increase in operating expenses and a $3.7 million increase in SG&A expense for the comparable same-week periods. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable. Operating expenses grew by $2.4 million primarily due to increased labor costs for seasonal, full-time and maintenance labor largely driven by planned wage and rate increases, as well as, incremental operating costs associated with new immersive events. These increases in operating expenses were somewhat offset by a decrease in maintenance expense attributable to the timing of repairs. The seasonal rate increase was partially offset by a decrease in labor hours during the comparable periods. The $3.7 million increase in SG&A expense was primarily attributable to increased legal and consulting fees for our subsequent event acquisition and higher technology-related costs. Depreciation and amortization expense on a comparable same-week basis decreased $1.5 million.

After the same-week basis fluctuations described above, and the loss on impairment / retirement of fixed assets fluctuation, which was not materially impacted by the additional week of activity, operating income on a comparable same-week basis increased $10.5 million. The fluctuations in interest expense, net effect of swaps, foreign currency (gain) loss, and provision for taxes on a same-week basis were not materially impacted by the additional week of activity. After these items, net income on a comparable same-week basis increased $21.2 million from $42.1 million for the three months ended July 1, 2018 to $63.3 million for the three months ended June 30, 2019.

For the three months ended June 30, 2019, Adjusted EBITDA increased $36.0 million to $163.1 million from $127.0 million for the three months ended June 24, 2018. Adjusted EBITDA on a comparable same-week basis increased $7.4 million, or 5%, due to increased net revenues attributable to higher in-park per capita spending somewhat offset by increased operating costs, particularly related to labor, legal and technology-related costs. Adjusted EBITDA was computed in the same manner for both same-week periods(3).

(3)
Adjusted EBITDA for the three months ended July 1, 2018 was calculated as net income of $42.1 million plus interest expense of $21.3 million, provision for taxes of $13.7 million, depreciation and amortization expense of $57.4 million, net effect of swaps benefit of $0.9 million, non-cash foreign currency loss of $15.7 million, non-cash equity compensation expense of $3.2 million, and loss on impairment / retirement of fixed assets of $3.2 million.

Seven Month Results
These preliminary results include results from the Schlitterbahn parks which we acquired on July 1, 2019 (see Note 15). Net revenues for the seven months ended August 4, 2019 were approximately $877 million. Attendance totaled 16.5 million guests, in-park per capita spending was $48.59 and out-of-park revenues totaled $104 million.

On a same-park basis (excluding results from the Schlitterbahn parks), net revenues for the seven months ended August 4, 2019 were approximately $850 million, up $31 million, or 4%, compared with the seven months ended August 5, 2018. The increase reflects the impact of a 1%, or 213,000- visit, increase in attendance, a 3% increase in in-park per capita spending and a 4%, or $4 million, increase in out-of-park revenues compared with the prior period.

Liquidity and Capital Resources:
The working capital ratio (current assets divided by current liabilities) was 1.4 as of June 30, 2019 and 0.6 as of June 24, 2018. There was a $264.6 million increase in cash and cash equivalents as of June 30, 2019 compared with the balance as of June 24, 2018 due to the net cash proceeds from the 2029 senior notes issuance. This cash was used to complete our subsequent event acquisition on July 1, 2019 (see Note 15).
Operating Activities
During the six-month period ended June 30, 2019, net cash from operating activities was $98.7 million, an increase of $12.9 million compared with the same period a year ago. The increase was largely attributable to the additional week of operations in the current period due to the timing of the fiscal second quarter close.
Investing Activities
Net cash for investing activities for the first six months of 2019 was $262.2 million, an increase of $161.6 million compared with the same period in the prior year. The increase was largely attributable to the purchase of the land at California's Great America from the City of Santa Clara for $150.3 million (see Note 11).
Financing Activities
Net cash from financing activities for the first six months of 2019 was $380.0 million, an increase of $467.9 million compared with net cash for financing activities during the same period in the prior year. The increase was primarily due to the net cash proceeds from the 2029 senior notes issuance (see Note 6).

As of June 30, 2019, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•
$733 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan is payable $7.5 million annually. We have $7.5 million of current maturities as of June 30, 2019.

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

•
$500 million of 5.250% senior unsecured notes, maturing in July 2029, issued at par. Prior to July 15, 2022, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The notes pay interest semi-annually in January and July.

•
No borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.4 million as of June 30, 2019, we had $259.6 million of available borrowings under the revolving credit facility and cash on hand of $324.7 million.

As of June 30, 2019, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix our variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix our variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of June 30, 2019, the fair market value of our derivatives was a liability of $23.9 million recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of June 30, 2019, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing our 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and we can make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

In accordance with the Amended 2017 Credit Agreement debt provisions, on May 8, 2019, we announced the declaration of a distribution of $0.925 per limited partner unit, which was paid on June 17, 2019. Also, on August 7, 2019, we announced the declaration of a distribution of $0.925 per limited partner unit, which will be payable on September 17, 2019.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 30, 2019. We have no other significant off-balance sheet financing arrangements.

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

As of June 30, 2019, on an adjusted basis after giving affect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1,950 million of our outstanding long-term debt represented fixed-rate debt and $233 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $34.7 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.7 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	$—
May 1 - May 31	93	$50.69	—	—
June 1 - June 30	—	—	—	—
Total	93	$50.69	—	$—

(1)
All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 5. OTHER INFORMATION
Amendment to the Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended
On August 2, 2019, Cedar Fair Management, Inc., the general partner of the Partnership, entered into the Second Amendment (the "Amendment") to its Sixth Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), in response to changes to the Internal Revenue Code of 1986, as amended, enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures.

The foregoing description of the Amendment does not purport to be complete and is qualified by the text of the Amendment. A complete copy of the Partnership's Partnership Agreement, including the text of the Amendment, is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit (2.1) *
Asset Purchase Agreement by and among Millennium Operations LLC, Waterpark Management, Inc., Golden Seal Investments, Inc., Bad-Schloss, Inc., Liberty Partnership, Ltd., Henry Condo 1, Ltd., Henry-Walnut, Ltd., SVV I, LLC, KC Waterpark Management, LLC, Galveston Island Water Park, LP, Galveston Waterpark Management, Inc., Schlitterbahn Seller Rep, LLC, and Gary Henry and Jana Faber, dated as of June 12, 2019.

Exhibit (3.1)
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated June 1, 2017 and that Second Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated August 2, 2019.

Exhibit (4.1)
Indenture, dated as of June 27, 2019, by and among Cedar Fair, L.P., Canada's Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.250% Senior Notes due 2029). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 27, 2019.

Exhibit (4.2)
Registration Rights Agreement, dated June 27, 2019, by and among Cedar Fair, L.P., Canada's Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on June 27, 2019.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cedar Fair hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that Cedar Fair may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedules so furnished. A list identifying the contents of all omitted exhibits and schedules can be found in Exhibit 2.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 7, 2019	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 7, 2019	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer