Form 10-Q
period 2019-09-29
CEDAR FAIR L P
filed 2019-11-06
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of November 1, 2019
Units Representing Limited Partner Interests	56,663,821

Page 1 of 49 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2019	December 31, 2018	September 23, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$258,116	$105,349	$190,756
Receivables	68,754	51,518	58,398
Inventories	37,734	30,753	36,549
Other current assets	20,196	12,589	21,875
	384,800	200,209	307,578
Property and Equipment:
Land	439,309	268,411	272,186
Land improvements	451,269	434,501	435,513
Buildings	801,175	732,666	729,108
Rides and equipment	1,900,910	1,813,489	1,817,601
Construction in progress	69,050	77,716	61,474
	3,661,713	3,326,783	3,315,882
Less accumulated depreciation	(1,829,382)	(1,727,345)	(1,727,183)
	1,832,331	1,599,438	1,588,699
Goodwill	358,451	178,719	182,004
Other Intangibles, net	59,693	36,376	37,131
Right-of-Use Asset	11,067	—	—
Other Assets	11,669	9,441	13,536
	$2,658,011	$2,024,183	$2,128,948
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$5,625	$3,750
Accounts payable	32,928	23,314	32,989
Deferred revenue	130,265	107,074	102,326
Accrued interest	30,181	7,927	21,893
Accrued taxes	48,265	29,591	48,372
Accrued salaries, wages and benefits	39,206	18,786	30,578
Self-insurance reserves	23,837	24,021	25,923
Other accrued liabilities	17,297	18,381	22,232
	329,479	234,719	288,063
Deferred Tax Liability	82,658	81,717	74,637
Derivative Liability	27,773	6,705	—
Lease Liability	7,440	—	—
Other Liabilities	18,966	11,058	16,292
Long-Term Debt:
Term debt	717,364	719,507	720,846
Notes	1,431,612	938,061	937,440
	2,148,976	1,657,568	1,658,286
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(1)	(1)	—
Limited partners, 56,596, 56,564 and 56,441 units outstanding as of September 29, 2019, December 31, 2018 and September 23, 2018, respectively	21,276	5,845	78,464
Accumulated other comprehensive income	16,154	21,282	7,916
	42,719	32,416	91,670
	$2,658,011	$2,024,183	$2,128,948

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
Net revenues:
Admissions	$382,776	$358,923	$645,715	$590,091
Food, merchandise and games	224,444	210,426	399,525	361,428
Accommodations, extra-charge products and other	107,292	94,354	172,439	147,227
	714,512	663,703	1,217,679	1,098,746
Costs and expenses:
Cost of food, merchandise, and games revenues	58,475	53,891	105,932	94,912
Operating expenses	227,625	206,505	503,601	462,750
Selling, general and administrative	83,080	67,114	174,527	149,837
Depreciation and amortization	68,335	74,374	137,828	132,114
Loss on impairment / retirement of fixed assets, net	1,675	3,247	3,781	7,959
Gain on sale of investment	—	—	(617)	—
	439,190	405,131	925,052	847,572
Operating income	275,322	258,572	292,627	251,174
Interest expense	27,967	21,464	71,814	62,563
Net effect of swaps	3,910	(1,217)	21,068	(5,751)
Loss on early debt extinguishment	—	—	—	1,073
(Gain) loss on foreign currency	5,608	(13,054)	(12,533)	12,024
Other income	(933)	(698)	(808)	(1,186)
Income before taxes	238,770	252,077	213,086	182,451
Provision for taxes	48,815	38,770	43,506	33,301
Net income	189,955	213,307	169,580	149,150
Net income allocated to general partner	2	3	2	2
Net income allocated to limited partners	$189,953	$213,304	$169,578	$149,148

Net income	$189,955	$213,307	$169,580	$149,150
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	2,554	(5,276)	(5,128)	5,990
Cash flow hedging derivative activity	—	2,116	—	6,250
Other comprehensive income (loss), (net of tax)	2,554	(3,160)	(5,128)	12,240
Total comprehensive income	$192,509	$210,147	$164,452	$161,390
Basic income per limited partner unit:
Weighted average limited partner units outstanding	56,519	56,231	56,344	56,205
Net income per limited partner unit	$3.36	$3.79	$3.01	$2.65
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,931	56,696	56,816	56,753
Net income per limited partner unit	$3.34	$3.76	$2.98	$2.63
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of June 24, 2018	56,441	$(86,435)	$(2)	$5,290	$11,076	$(70,071)
Net income	—	213,304	3	—	—	213,307
Partnership distribution declared ($0.890 per unit)	—	(50,293)	(1)	—	—	(50,294)
Issuance of limited partnership units related to compensation	—	1,892	—	—	—	1,892
Tax effect of units involved in treasury unit transactions	—	(4)	—	—	—	(4)
Foreign currency translation adjustment, net of tax ($1,055)	—	—	—	—	(5,276)	(5,276)
Cash flow hedging derivative activity, net of tax ($249)	—	—	—	—	2,116	2,116
Balance as of September 23, 2018	56,441	$78,464	$—	$5,290	$7,916	$91,670

Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)
Net income	—	189,953	2	—	—	189,955
Partnership distribution declared ($0.925 per unit)	—	(52,358)	(1)	—	—	(52,359)
Issuance of limited partnership units related to compensation	(1)	2,823	—	—	—	2,823
Tax effect of units involved in treasury unit transactions	—	(54)	—	—	—	(54)
Foreign currency translation adjustment, net of tax $478	—	—	—	—	2,554	2,554
Balance as of September 29, 2019	56,596	$21,276	$(1)	$5,290	$16,154	$42,719

For the nine months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net income	—	149,148	2	—	—	149,150
Partnership distribution declared ($2.670 per unit)	—	(150,850)	(2)	—	—	(150,852)
Issuance of limited partnership units related to compensation	82	1,235	—	—	—	1,235
Tax effect of units involved in treasury unit transactions	—	(3,049)	—	—	—	(3,049)
Foreign currency translation adjustment, net of tax $1,247	—	—	—	—	5,990	5,990
Cash flow hedging derivative activity, net of tax ($845)	—	—	—	—	6,250	6,250
Reclassification of stranded tax effect	—	391	—	—	(391)	—
Balance as of September 23, 2018	56,441	$78,464	$—	$5,290	$7,916	$91,670

Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net income	—	169,578	2	—	—	169,580
Partnership distribution declared ($2.775 per unit)	—	(157,043)	(2)	—	—	(157,045)
Issuance of limited partnership units related to compensation	32	4,511	—	—	—	4,511
Tax effect of units involved in treasury unit transactions	—	(1,615)	—	—	—	(1,615)
Foreign currency translation adjustment, net of tax ($1,142)	—	—	—	—	(5,128)	(5,128)
Balance as of September 29, 2019	56,596	$21,276	$(1)	$5,290	$16,154	$42,719
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 29, 2019	September 23, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169,580	$149,150
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	137,828	132,114
Loss on early debt extinguishment	—	1,073
Non-cash foreign currency (gain) loss on debt	(13,406)	13,093
Other non-cash expenses	34,614	8,512
Net change in working capital	54,854	25,788
Net change in other assets/liabilities	5,669	4,704
Net cash from operating activities	389,139	334,434
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(296,616)	(145,716)
Acquisitions, net of cash acquired	(270,171)	—
Proceeds from sale of investment	617	—
Net cash for investing activities	(566,170)	(145,716)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	500,000	—
Term debt payments	(1,875)	—
Distributions paid to partners	(157,045)	(150,852)
Payment of debt issuance costs and original issue discount	(7,812)	(2,521)
Exercise of limited partnership unit options	—	125
Tax effect of units involved in treasury unit transactions	(1,615)	(3,049)
Payments related to tax withholding for equity compensation	(4,249)	(6,943)
Net cash from (for) financing activities	327,404	(163,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,394	(967)
CASH AND CASH EQUIVALENTS
Net increase for the period	152,767	24,511
Balance, beginning of period	105,349	166,245
Balance, end of period	$258,116	$190,756
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$49,001	$48,128
Interest capitalized	2,524	2,173
Cash payments for income taxes, net of refunds	30,604	35,403
Capital expenditures in accounts payable	3,703	4,333
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. (the "Partnership," "we," "us," or "our") without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of our amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

(1) Significant Accounting and Reporting Policies:
Except for the changes described below, our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2018, which were included in the Form 10-K filed on February 22, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.
Adopted Accounting Pronouncements
We adopted Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02") effective January 1, 2019 using the comparative reporting approach, which requires application of the new standard at the adoption date. The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the condensed consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU significantly change the accounting applied by a lessor. The adoption of the standard resulted in the recognition of right-of-use assets and corresponding lease liabilities for the Santa Clara land lease, as well as our other operating leases, of $73.5 million and the addition of required disclosures (see Note 12). We elected not to reassess: whether any expired or existing contracts are or contain leases; the lease classification of any expired or existing leases; and the initial direct costs for any existing leases. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, our remaining lease commitments were immaterial to the condensed consolidated financial statements. However, we assumed lease commitments when we completed the acquisition of the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston on July 1, 2019 (see Note 3). In particular, we assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million during the third quarter of 2019.

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties consisting of amusement parks, water parks and complementary resort facilities in our portfolio. All of our parks operate seasonally with the exception of Knott's Berry Farm. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting and reporting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Acquisitions:
On July 1, 2019, we completed the acquisition of two water parks and one resort in Texas, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn parks"), for a cash purchase price of $257.7 million, subject to final working capital adjustments. The Schlitterbahn parks are included within our single reportable segment of amusement/water parks with accompanying resort facilities.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $178.0 million, property and equipment of $58.1 million and an indefinite-lived trade name of $23.2 million were recorded. All of the goodwill is expected to be deductible for income tax purposes. The purchase price allocation remains preliminary as management completes the valuation assessment of property acquired and finalizes the working capital adjustment.

The results of the Schlitterbahn parks' operations from the date of acquisition, including $41.5 million of net revenues and $20.2 million of net income, are included within the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 29, 2019. Related acquisition transaction costs totaled $7.0 million for the nine months ended September 29, 2019 and are included within Selling, general and administrative expenses. If we had acquired the Schlitterbahn parks on January 1, 2018, our results for the nine months ended September 29, 2019 would have included net revenues and net income of approximately $68 million and $20 million, respectively. Comparable results for the nine months ended September 23, 2018 would have included net revenues and net income of approximately $66 million and $21 million, respectively.

In conjunction with the acquisition of the Schlitterbahn parks, we issued $500 million of 5.250% senior unsecured notes maturing in 2029 (see Note 7). The net proceeds from the offering of the notes were used to complete the acquisition, complete the purchase of land at California's Great America (see Note 12), to pay transaction fees and expenses, and for general corporate purposes and repayment of the revolving credit facility.

We completed an immaterial acquisition of Sawmill Creek Resort located in Huron, Ohio on July 3, 2019. Sawmill Creek Resort is a 236-room resort lodge located on 235 acres with a marina, a half-mile beach and 50 acres of undeveloped land.

(4) Revenue Recognition:
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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements, described below, for the periods presented:

	Three months ended		Nine months ended
(In thousands)	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
In-park revenues	$658,645	$611,999	$1,114,240	$1,005,133
Out-of-park revenues	76,347	70,129	140,452	126,306
Concessionaire remittance	(20,480)	(18,425)	(37,013)	(32,693)
Net revenues	$714,512	$663,703	$1,217,679	$1,098,746

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

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the condensed consolidated statement of operations and comprehensive income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Of the $107.1 million of deferred revenue recorded as of January 1, 2019, 88% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the nine months ended September 29, 2019, approximately $85.0 million of the deferred revenue balance as of January 1, 2019 was recognized. The remaining difference in the opening and closing balances of deferred revenue in the current period was attributable to additional season-long product sales during the first nine months of 2019.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to twelve monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of September 29, 2019, December 31, 2018 and September 23, 2018, we recorded an $11.3 million, $2.6 million and $10.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are sold beginning in August of the year preceding the operating season. Season-long products may be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current within "Other Liabilities" in the unaudited condensed consolidated balance sheets.

With the exception of the non-current deferred revenue described above, our contracts with customers have an original duration of one year or less. For these short-term contracts, we use the practical expedient, a relief provided in the accounting standard to simplify compliance, applicable to such contracts and have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue. Further, we have elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, we have elected not to adjust consideration for the effects of significant financing components of our installment purchase plans because the terms of these plans do not exceed one year.

(5) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the condensed consolidated financial statements.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of September 29, 2019, December 31, 2018 and September 23, 2018).

(6) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. As of September 29, 2019, there were no indicators of impairment. The annual testing date is the first day of the fourth quarter. There were no impairments for any period presented.

Changes in the carrying value of goodwill for the nine months ended September 29, 2019 and September 23, 2018 were:

(In thousands)	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
Balance as of December 31, 2018	$258,587	$(79,868)	$178,719
Acquisition (See Note 3)	177,994	—	177,994
Foreign currency translation	1,738	—	1,738
Balance as of September 29, 2019	$438,319	$(79,868)	$358,451

Balance as of December 31, 2017	$263,698	$(79,868)	$183,830
Foreign currency translation	(1,826)	—	(1,826)
Balance as of September 23, 2018	$261,872	$(79,868)	$182,004

As of September 29, 2019, December 31, 2018, and September 23, 2018, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 29, 2019
Other intangible assets:
Trade names	$58,981	$—	$58,981
License / franchise agreements	3,509	(2,797)	712
Total other intangible assets	$62,490	$(2,797)	$59,693

December 31, 2018
Other intangible assets:
Trade names	$35,394	$—	$35,394
License / franchise agreements	3,379	(2,397)	982
Total other intangible assets	$38,773	$(2,397)	$36,376

September 23, 2018
Other intangible assets:
Trade names	$36,125	$—	$36,125
License / franchise agreements	3,351	(2,345)	1,006
Total other intangible assets	$39,476	$(2,345)	$37,131

Other intangible assets as of September 29, 2019 included $23.2 million for the Schlitterbahn trade name acquired on July 1, 2019, see Note 3. The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets is expected to continue to be immaterial going forward.

(7) Long-Term Debt:
Long-term debt as of September 29, 2019, December 31, 2018, and September 23, 2018 consisted of the following:

(In thousands)	September 29, 2019	December 31, 2018	September 23, 2018

U.S. term loan averaging 4.16% YTD 2019; 3.83% in 2018; 3.75% YTD 2018 (due 2017-2024) (1)	$733,125	$735,000	$735,000
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000	450,000
2027 U.S. fixed rate notes at 5.375%	500,000	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	—	—
	2,183,125	1,685,000	1,685,000
Less current portion	(7,500)	(5,625)	(3,750)
	2,175,625	1,679,375	1,681,250
Less debt issuance costs and original issue discount	(26,649)	(21,807)	(22,964)
	$2,148,976	$1,657,568	$1,658,286

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 8).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement. The $1,025 million amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and $7.5 million is payable annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of September 29, 2019, no amounts were outstanding under the revolving credit facility. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Notes
In June 2014, we issued $450 million of 5.375% senior unsecured notes ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, concurrently with amending and restating our credit facilities, we issued $500 million of 5.375% senior unsecured notes maturing in 2027 ("2027 senior notes"). The net proceeds from the offering of the 2027 senior notes, together with borrowings under the 2017 Credit Agreement, were used to redeem all of our 5.25% senior unsecured notes due 2021 ("2021 senior notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under our existing credit facilities and for general corporate purposes. The redemption of the 2021 senior notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.7 million and debt premium payments of $15.5 million. Accordingly, we recorded a loss on early debt extinguishment of $23.1 million during 2017.

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

In June 2019, in conjunction with the acquisition of the Schlitterbahn parks (see Note 3), we issued $500 million of 5.250% senior unsecured notes maturing in 2029 ("2029 senior notes"). The net proceeds from the offering of the 2029 senior notes were used to complete the acquisition, complete the purchase of land at California's Great America (see Note 12), to pay transaction fees and expenses, and for general corporate purposes and repayment of the revolving credit facility.

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

As market conditions warrant, we may from time to time repurchase debt securities issued in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of September 29, 2019, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, we can make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing; and we can make additional Restricted Payments if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x.

(8) Derivative Financial Instruments:
Derivative financial instruments are used within our overall risk management program to manage certain interest rate and foreign currency risks. By utilizing a derivative instrument to hedge exposure to LIBOR rate changes, we are exposed to counterparty credit risk, in particular the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that we believe poses minimal credit risk. We do not use derivative financial instruments for trading purposes.

We have four interest rate swap agreements that mature on December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. We also have four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of the swap portfolio was recorded in the unaudited condensed consolidated balance sheets within "Derivative Liability" as of September 29, 2019 and December 31, 2018 and within "Other Assets" as of September 23, 2018 as follows:

(In thousands)	September 29, 2019	December 31, 2018	September 23, 2018
Derivatives not designated as hedging instruments:
Interest rate swaps	$(27,773)	$(6,705)	$4,123

Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of AOCI prior to the de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI were amortized into earnings through the original December 31, 2018 maturity date. Therefore, all losses in AOCI related to the effective cash flow hedge contracts prior to de-designation had been reclassified into earnings as of December 31, 2018.

The (gains) losses recognized in net income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" for the periods presented as follows:

	Three months ended		Nine months ended
(In thousands)	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
Change in fair market value	$3,910	$(3,581)	$21,068	$(12,845)
Amortization of amounts in AOCI	—	2,364	—	7,094
Net effect of swaps	$3,910	$(1,217)	$21,068	$(5,751)

(9) Fair Value Measurements:
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The table below presents the balances of assets and liabilities measured at fair value as of September 29, 2019, December 31, 2018, and September 23, 2018 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)	Unaudited Condensed Consolidated Balance Sheet Location	Fair Value Hierarchy Level	September 29, 2019		December 31, 2018		September 23, 2018
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$476	$476	$511	$511	$1,081	$1,081
Interest rate swaps	Other Assets (Derivative Liability)	Level 2	$(27,773)	$(27,773)	$(6,705)	$(6,705)	$4,123	$4,123
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(725,625)	$(727,439)	$(729,375)	$(707,494)	$(731,250)	$(734,906)
2024 senior notes	Long-Term Debt (1)	Level 1	$(450,000)	$(462,938)	$(450,000)	$(441,000)	$(450,000)	$(450,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(535,000)	$(500,000)	$(475,000)	$(500,000)	$(485,000)
2029 senior notes	Long-Term Debt (1)	Level 2	$(500,000)	$(533,750)	—	—	—	—

(1)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $26.6 million, $21.8 million, and $23.0 million as of September 29, 2019, December 31, 2018, and September 23, 2018, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 29, 2019, December 31, 2018 or September 23, 2018.

(10) Earnings per Unit:
Net income per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Nine months ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
	(In thousands, except per unit amounts)
Basic weighted average units outstanding	56,519	56,231	56,344	56,205
Effect of dilutive units:
Deferred units	48	46	51	46
Performance units	—	—	33	49
Restricted units	239	277	263	289
Unit options	125	142	125	164
Diluted weighted average units outstanding	56,931	56,696	56,816	56,753
Net income per unit - basic	$3.36	$3.79	$3.01	$2.65
Net income per unit - diluted	$3.34	$3.76	$2.98	$2.63

(11) Income and Partnership Taxes:
We are subject to publicly traded partnership tax (PTP tax) on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision (benefit) for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). Our consolidated estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state, local and foreign income taxes and certain partnership level income not being subject to federal tax.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

(12) Lease Commitments and Contingencies:
Lease Commitments
We have commitments under various operating leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is our incremental borrowing rate as the rate implicit in most of our leases is not readily determinable. As a practical expedient, we recognize lease payments for short-term leases on a straight-line basis over the lease term and have elected to not separate lease components from non-lease components.

Prior to the second quarter of 2019, our most significant lease commitment was for the land on which California's Great America is located in the City of Santa Clara, which had an initial term through 2039 with renewal options through 2074. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, our remaining lease commitments were immaterial to the condensed consolidated financial statements. However, we assumed lease commitments when we completed the acquisition of the Schlitterbahn parks on July 1, 2019 (see Note 3). In particular, we assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million during the third quarter of 2019.

We lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding revenue is being recognized over the life of the stadium. We have also entered into various operating leases for office space, office equipment, vehicles, and revenue-generating assets. These lease commitments are immaterial to the condensed consolidated financial statements.

Total lease cost and related supplemental information as of September 29, 2019 was as follows:

(In thousands, except for lease term and discount rate)	September 29, 2019
Operating lease expense	$4,718
Variable lease expense	1,383
Short-term lease expense	3,739
Sublease income	(244)
Total lease cost	$9,596

Weighted-average remaining lease term	19.3 years
Weighted-average discount rate	4.4%
Operating cash flows for operating leases	$4,784
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$1,516

Lease expense, which includes short-term rentals for equipment and machinery, for the nine months ended September 23, 2018 totaled $11.7 million.

Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of September 29, 2019 are included below:

(In thousands)	September 29, 2019
Undiscounted cash flows
Remainder of 2019	$610
2020	2,129
2021	1,282
2022	690
2023	470
Thereafter	8,747
Total	$13,928

Present value of cash flows
Current lease liability	$1,926
Lease Liability	7,440
Total	$9,366

Difference between undiscounted cash flows and discounted cash flows	$4,562

Contingencies
We are a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the condensed consolidated financial statements.

(13) Changes in Accumulated Other Comprehensive Income by Component:
The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the three- and nine-month periods ended September 29, 2019 and September 23, 2018:

(In thousands)	Foreign Currency Translation	Cash Flow Hedging Derivative Activity	Total
For the three months ended
Balance as of June 24, 2018	$15,308	$(4,232)	$11,076
Other comprehensive income before reclassifications, net of tax ($1,055)	(5,276)	—	(5,276)
Amounts reclassified from accumulated other comprehensive income, net of tax ($249)	—	2,116	2,116
Balance as of September 23, 2018	$10,032	$(2,116)	$7,916

Balance as of June 30, 2019	$13,600	$—	$13,600
Other comprehensive income before reclassifications, net of tax $478	2,554	—	2,554
Balance as of September 29, 2019	$16,154	$—	$16,154

For the nine months ended	Foreign Currency Translation	Cash Flow Hedging Derivative Activity	Total
Balance as of December 31, 2017	$4,042	$(7,975)	$(3,933)
Other comprehensive income before reclassifications, net of tax $1,247	5,990	—	5,990
Amounts reclassified from accumulated other comprehensive income, net of tax ($845)	—	6,250	6,250
Reclassification of stranded tax effect	—	(391)	(391)
Balance as of September 23, 2018	$10,032	$(2,116)	$7,916

Balance as of December 31, 2018	$21,282	$—	$21,282
Other comprehensive income before reclassifications, net of tax ($1,142)	(5,128)	—	(5,128)
Balance as of September 29, 2019	$16,154	$—	$16,154

Reclassifications Out of Accumulated Other Comprehensive Income
(In thousands)	Affected Income Statement Location	Three months ended		Nine months ended
AOCI Component		September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
Interest rate contracts	Net effect of swaps	$—	$2,365	$—	$7,095
Provision for taxes	Provision for taxes	—	(249)	—	(845)
Losses on cash flow hedges	Net of tax	$—	$2,116	$—	$6,250

(14) Consolidating Financial Information of Guarantors and Issuers of 2024 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes (see Note 7). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of September 29, 2019, December 31, 2018, and September 23, 2018 and for the three and nine month periods ended September 29, 2019 and September 23, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$72,626	$186,076	$(586)	$258,116
Receivables	—	1,013	34,777	1,065,774	(1,032,810)	68,754
Inventories	—	—	2,616	35,118	—	37,734
Other current assets	290	585	3,610	18,067	(2,356)	20,196
	290	1,598	113,629	1,305,035	(1,035,752)	384,800
Property and Equipment, net	—	777	180,417	1,651,137	—	1,832,331
Investment in Park	681,560	1,373,024	291,833	264,426	(2,610,843)	—
Goodwill	674	—	60,178	297,599	—	358,451
Other Intangibles, net	—	—	13,415	46,278	—	59,693
Deferred Tax Asset	—	18,224	—	—	(18,224)	—
Right-of-Use Asset	—	—	83	10,984	—	11,067
Other Assets	—	—	38	11,631	—	11,669
	$682,524	$1,393,623	$659,593	$3,587,090	$(3,664,819)	$2,658,011
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	630,144	406,621	3,198	26,361	(1,033,396)	32,928
Deferred revenue	—	—	12,344	117,921	—	130,265
Accrued interest	136	91	7,999	21,955	—	30,181
Accrued taxes	1,955	217	—	48,449	(2,356)	48,265
Accrued salaries, wages and benefits	—	35,923	3,283	—	—	39,206
Self-insurance reserves	—	9,837	1,560	12,440	—	23,837
Other accrued liabilities	3,524	4,276	498	8,999	—	17,297
	635,759	458,278	28,882	242,312	(1,035,752)	329,479
Deferred Tax Liability	—	—	13,366	87,516	(18,224)	82,658
Derivative Liability	4,046	23,727	—	—	—	27,773
Lease Liability	—	—	68	7,372	—	7,440
Other Liabilities	—	761	477	17,728	—	18,966
Long-Term Debt:
Term debt	—	126,028	—	591,336	—	717,364
Notes	—	—	446,665	984,947	—	1,431,612
	—	126,028	446,665	1,576,283	—	2,148,976

Equity	42,719	784,829	170,135	1,655,879	(2,610,843)	42,719
	$682,524	$1,393,623	$659,593	$3,587,090	$(3,664,819)	$2,658,011

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$73,704	$198,065	$86,566	$659,928	$(303,751)	$714,512
Costs and expenses:
Cost of food, merchandise, and games revenues	—	(51)	7,263	51,263	—	58,475
Operating expenses	—	135,330	21,920	374,126	(303,751)	227,625
Selling, general and administrative	1,131	25,002	4,686	52,261	—	83,080
Depreciation and amortization	—	9	7,121	61,205	—	68,335
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(305)	1,980	—	1,675
	1,131	160,290	40,685	540,835	(303,751)	439,190
Operating income	72,573	37,775	45,881	119,093	—	275,322
Interest expense, net	6,640	5,313	6,022	9,185	—	27,160
Net effect of swaps	20	3,890	—	—	—	3,910
Loss on foreign currency	—	13	5,595	—	—	5,608
Other (income) expense	63	(26,185)	949	25,047	—	(126)
Income from investment in affiliates	(129,774)	(98,037)	(22,574)	(48,597)	298,982	—
Income before taxes	195,624	152,781	55,889	133,458	(298,982)	238,770
Provision for taxes	5,668	23,005	7,295	12,847	—	48,815
Net income	$189,956	$129,776	$48,594	$120,611	$(298,982)	$189,955
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	2,554	—	2,554	—	(2,554)	2,554
Other comprehensive income (loss), (net of tax)	2,554	—	2,554	—	(2,554)	2,554
Total comprehensive income	$192,510	$129,776	$51,148	$120,611	$(301,536)	$192,509

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$71,751	$182,833	$81,265	$613,094	$(285,240)	$663,703
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	7,020	46,871	—	53,891
Operating expenses	—	122,455	20,145	349,145	(285,240)	206,505
Selling, general and administrative	185	20,666	4,582	41,681	—	67,114
Depreciation and amortization	—	8	8,379	65,987	—	74,374
Loss on impairment / retirement of fixed assets, net	—	—	—	3,247	—	3,247
	185	143,129	40,126	506,931	(285,240)	405,131
Operating income	71,566	39,704	41,139	106,163	—	258,572
Interest expense, net	5,879	4,072	5,986	4,997	—	20,934
Net effect of swaps	265	(1,482)	—	—	—	(1,217)
(Gain) loss on foreign currency	—	15	(13,069)	—	—	(13,054)
Other (income) expense	63	(28,849)	1,484	27,134	—	(168)
Income from investment in affiliates	(153,756)	(100,629)	(16,509)	(56,985)	327,879	—
Income before taxes	219,115	166,577	63,247	131,017	(327,879)	252,077
Provision for taxes	5,808	12,823	6,261	13,878	—	38,770
Net income	$213,307	$153,754	$56,986	$117,139	$(327,879)	$213,307
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,276)	—	(5,276)	—	5,276	(5,276)
Cash flow hedging derivative activity	2,116	728	—	—	(728)	2,116
Other comprehensive income (loss), (net of tax)	(3,160)	728	(5,276)	—	4,548	(3,160)
Total comprehensive income	$210,147	$154,482	$51,710	$117,139	$(323,331)	$210,147

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$88,302	$309,161	$125,236	$1,130,613	$(435,633)	$1,217,679
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	11,189	94,743	—	105,932
Operating expenses	2	285,675	42,665	610,892	(435,633)	503,601
Selling, general and administrative	2,756	55,554	9,551	106,666	—	174,527
Depreciation and amortization	—	25	12,803	125,000	—	137,828
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(270)	4,051	—	3,781
Gain on sale of investment	—	(617)	—	—	—	(617)
	2,758	340,637	75,938	941,352	(435,633)	925,052
Operating income (loss)	85,544	(31,476)	49,298	189,261	—	292,627
Interest expense, net	19,704	15,339	17,780	17,870	—	70,693
Net effect of swaps	3,137	17,931	—	—	—	21,068
(Gain) loss on foreign currency	—	14	(12,547)	—	—	(12,533)
Other (income) expense	186	(62,156)	2,974	59,309	—	313
Income from investment in affiliates	(116,919)	(128,489)	(29,372)	(65,974)	340,754	—
Income before taxes	179,436	125,885	70,463	178,056	(340,754)	213,086
Provision for taxes	9,855	8,964	4,492	20,195	—	43,506
Net income	$169,581	$116,921	$65,971	$157,861	$(340,754)	$169,580
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,128)	—	(5,128)	—	5,128	(5,128)
Other comprehensive income (loss), (net of tax)	(5,128)	—	(5,128)	—	5,128	(5,128)
Total comprehensive income	$164,453	$116,921	$60,843	$157,861	$(335,626)	$164,452

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$84,921	$275,214	$111,184	$1,023,713	$(396,286)	$1,098,746
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	10,204	84,708	—	94,912
Operating expenses	—	258,162	40,115	560,759	(396,286)	462,750
Selling, general and administrative	1,870	50,754	8,818	88,395	—	149,837
Depreciation and amortization	—	24	14,319	117,771	—	132,114
Loss on impairment / retirement of fixed assets, net	—	—	67	7,892	—	7,959
	1,870	308,940	73,523	859,525	(396,286)	847,572
Operating income (loss)	83,051	(33,726)	37,661	164,188	—	251,174
Interest expense, net	16,519	13,031	17,637	14,565	—	61,752
Net effect of swaps	(2,266)	(3,485)	—	—	—	(5,751)
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	36	11,988	—	—	12,024
Other (income) expense	186	(61,404)	3,270	57,573	—	(375)
Income from investment in affiliates	(89,426)	(74,345)	(21,578)	(22,798)	208,147	—
Income before taxes	158,038	92,254	26,344	113,962	(208,147)	182,451
Provision for taxes	8,888	2,829	3,545	18,039	—	33,301
Net income	$149,150	$89,425	$22,799	$95,923	$(208,147)	$149,150
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	5,990	—	5,990	—	(5,990)	5,990
Cash flow hedging derivative activity	6,250	2,085	—	—	(2,085)	6,250
Other comprehensive income (loss), (net of tax)	12,240	2,085	5,990	—	(8,075)	12,240
Total comprehensive income	$161,390	$91,510	$28,789	$95,923	$(216,222)	$161,390

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,000	$(82,026)	$51,059	$327,653	$(547)	$389,139
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(114,269)	114,269	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	617
Acquisitions, net of cash acquired	—	—	—	(270,171)	—	(270,171)
Capital expenditures	—	—	(16,123)	(280,493)	—	(296,616)
Net cash from (for) investing activities	—	38,647	(16,123)	(664,933)	76,239	(566,170)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	64,698	49,571	—	—	(114,269)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	(1,875)
Distributions paid to partners	(157,698)	—	—	—	653	(157,045)
Payment of debt issuance costs and original issue discount	—	—	—	(7,812)	—	(7,812)
Tax effect of units involved in treasury unit transactions	—	(1,615)	—	—	—	(1,615)
Payments related to tax withholding for equity compensation	—	(4,249)	—	—	—	(4,249)
Net cash from (for) financing activities	(93,000)	43,379	(38,030)	490,641	(75,586)	327,404
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,394	—	—	2,394
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(700)	153,361	106	152,767
Balance, beginning of period	—	—	73,326	32,715	(692)	105,349
Balance, end of period	$—	$—	$72,626	$186,076	$(586)	$258,116

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

(15) Consolidating Financial Information of Guarantors and Issuers of 2027 and 2029 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2027 and 2029 senior notes (see Note 7). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium) that guarantees the senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of September 29, 2019, December 31, 2018, and September 23, 2018 and for the three and nine month periods ended September 29, 2019 and September 23, 2018. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$72,626	$182,686	$3,390	$(586)	$258,116
Receivables	—	1,013	34,777	47,338	1,018,436	(1,032,810)	68,754
Inventories	—	—	2,616	29,410	5,708	—	37,734
Other current assets	290	585	3,610	14,617	3,450	(2,356)	20,196
	290	1,598	113,629	274,051	1,030,984	(1,035,752)	384,800
Property and Equipment, net	—	777	180,417	—	1,651,137	—	1,832,331
Investment in Park	681,560	1,373,024	291,833	2,119,748	264,426	(4,730,591)	—
Goodwill	674	—	60,178	186,382	111,217	—	358,451
Other Intangibles, net	—	—	13,415	—	46,278	—	59,693
Deferred Tax Asset	—	18,224	—	—	—	(18,224)	—
Right-of-Use Asset	—	—	83	10,557	427	—	11,067
Other Assets	—	—	38	2,648	8,983	—	11,669
	$682,524	$1,393,623	$659,593	$2,593,386	$3,113,452	$(5,784,567)	$2,658,011
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	630,144	406,621	3,198	20,844	5,517	(1,033,396)	32,928
Deferred revenue	—	—	12,344	92,962	24,959	—	130,265
Accrued interest	136	91	7,999	21,955	—	—	30,181
Accrued taxes	1,955	217	—	11,358	37,091	(2,356)	48,265
Accrued salaries, wages and benefits	—	35,923	3,283	—	—	—	39,206
Self-insurance reserves	—	9,837	1,560	10,833	1,607	—	23,837
Other accrued liabilities	3,524	4,276	498	6,971	2,028	—	17,297
	635,759	458,278	28,882	171,110	71,202	(1,035,752)	329,479
Deferred Tax Liability	—	—	13,366	—	87,516	(18,224)	82,658
Derivative Liability	4,046	23,727	—	—	—	—	27,773
Lease Liability	—	—	68	7,114	258	—	7,440
Other Liabilities	—	761	477	6,193	11,535	—	18,966
Long-Term Debt:
Term debt	—	126,028	—	591,336	—	—	717,364
Notes	—	—	446,665	984,947	—	—	1,431,612
	—	126,028	446,665	1,576,283	—	—	2,148,976

Equity	42,719	784,829	170,135	832,686	2,942,941	(4,730,591)	42,719
	$682,524	$1,393,623	$659,593	$2,593,386	$3,113,452	$(5,784,567)	$2,658,011

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$73,704	$198,065	$86,566	$522,712	$187,734	$(354,269)	$714,512
Costs and expenses:
Cost of food, merchandise and games revenues	—	(51)	7,263	42,719	8,544	—	58,475
Operating expenses	—	135,330	21,920	414,642	10,002	(354,269)	227,625
Selling, general and administrative	1,131	25,002	4,686	45,217	7,044	—	83,080
Depreciation and amortization	—	9	7,121	13	61,192	—	68,335
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(305)	367	1,613	—	1,675
	1,131	160,290	40,685	502,958	88,395	(354,269)	439,190
Operating income	72,573	37,775	45,881	19,754	99,339	—	275,322
Interest (income) expense, net	6,640	5,313	6,022	19,292	(10,107)	—	27,160
Net effect of swaps	20	3,890	—	—	—	—	3,910
Loss on foreign currency	—	13	5,595	—	—	—	5,608
Other (income) expense	63	(26,185)	949	—	25,047	—	(126)
Income from investment in affiliates	(129,774)	(98,037)	(22,574)	—	(48,597)	298,982	—
Income before taxes	195,624	152,781	55,889	462	132,996	(298,982)	238,770
Provision for taxes	5,668	23,005	7,295	462	12,385	—	48,815
Net income	$189,956	$129,776	$48,594	$—	$120,611	$(298,982)	$189,955
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	2,554	—	2,554	—	—	(2,554)	2,554
Other comprehensive income (loss), (net of tax)	2,554	—	2,554	—	—	(2,554)	2,554
Total comprehensive income	$192,510	$129,776	$51,148	$—	$120,611	$(301,536)	$192,509

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$71,751	$182,833	$81,265	$474,711	$189,672	$(336,529)	$663,703
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	7,020	38,134	8,737	—	53,891
Operating expenses	—	122,455	20,145	388,158	12,276	(336,529)	206,505
Selling, general and administrative	185	20,666	4,582	34,578	7,103	—	67,114
Depreciation and amortization	—	8	8,379	—	65,987	—	74,374
Loss on impairment / retirement of fixed assets, net	—	—	—	422	2,825	—	3,247
	185	143,129	40,126	461,292	96,928	(336,529)	405,131
Operating income	71,566	39,704	41,139	13,419	92,744	—	258,572
Interest (income) expense, net	5,879	4,072	5,986	12,940	(7,943)	—	20,934
Net effect of swaps	265	(1,482)	—	—	—	—	(1,217)
(Gain) loss on foreign currency	—	15	(13,069)	—	—	—	(13,054)
Other (income) expense	63	(28,849)	1,484	—	27,134	—	(168)
Income from investment in affiliates	(153,756)	(100,629)	(16,509)	—	(56,985)	327,879	—
Income before taxes	219,115	166,577	63,247	479	130,538	(327,879)	252,077
Provision for taxes	5,808	12,823	6,261	479	13,399	—	38,770
Net income	$213,307	$153,754	$56,986	$—	$117,139	$(327,879)	$213,307
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,276)	—	(5,276)	—	—	5,276	(5,276)
Cash flow hedging derivative activity	2,116	728	—	—	—	(728)	2,116
Other comprehensive income (loss), (net of tax)	(3,160)	728	(5,276)	—	—	4,548	(3,160)
Total comprehensive income	$210,147	$154,482	$51,710	$—	$117,139	$(323,331)	$210,147

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$88,302	$309,161	$125,236	$903,497	$328,962	$(537,479)	$1,217,679
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,189	79,049	15,694	—	105,932
Operating expenses	2	285,675	42,665	682,759	29,979	(537,479)	503,601
Selling, general and administrative	2,756	55,554	9,551	91,278	15,388	—	174,527
Depreciation and amortization	—	25	12,803	13	124,987	—	137,828
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(270)	1,160	2,891	—	3,781
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	2,758	340,637	75,938	854,259	188,939	(537,479)	925,052
Operating income (loss)	85,544	(31,476)	49,298	49,238	140,023	—	292,627
Interest (income) expense, net	19,704	15,339	17,780	47,841	(29,971)	—	70,693
Net effect of swaps	3,137	17,931	—	—	—	—	21,068
(Gain) loss on foreign currency	—	14	(12,547)	—	—	—	(12,533)
Other (income) expense	186	(62,156)	2,974	—	59,309	—	313
Income from investment in affiliates	(116,919)	(128,489)	(29,372)	—	(65,974)	340,754	—
Income before taxes	179,436	125,885	70,463	1,397	176,659	(340,754)	213,086
Provision for taxes	9,855	8,964	4,492	1,397	18,798	—	43,506
Net income	$169,581	$116,921	$65,971	$—	$157,861	$(340,754)	$169,580
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	(5,128)	—	(5,128)	—	—	5,128	(5,128)
Other comprehensive income (loss), (net of tax)	(5,128)	—	(5,128)	—	—	5,128	(5,128)
Total comprehensive income	$164,453	$116,921	$60,843	$—	$157,861	$(335,626)	$164,452

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 23, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$84,921	$275,214	$111,184	$807,575	$310,159	$(490,307)	$1,098,746
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,204	69,628	15,080	—	94,912
Operating expenses	—	258,162	40,115	622,643	32,137	(490,307)	462,750
Selling, general and administrative	1,870	50,754	8,818	73,572	14,823	—	149,837
Depreciation and amortization	—	24	14,319	—	117,771	—	132,114
Loss on impairment / retirement of fixed assets, net	—	—	67	1,868	6,024	—	7,959
	1,870	308,940	73,523	767,711	185,835	(490,307)	847,572
Operating income (loss)	83,051	(33,726)	37,661	39,864	124,324	—	251,174
Interest (income) expense, net	16,519	13,031	17,637	37,539	(22,974)	—	61,752
Net effect of swaps	(2,266)	(3,485)	—	—	—	—	(5,751)
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	36	11,988	—	—	—	12,024
Other (income) expense	186	(61,404)	3,270	—	57,573	—	(375)
Income from investment in affiliates	(89,426)	(74,345)	(21,578)	—	(22,798)	208,147	—
Income before taxes	158,038	92,254	26,344	1,439	112,523	(208,147)	182,451
Provision for taxes	8,888	2,829	3,545	1,439	16,600	—	33,301
Net income	$149,150	$89,425	$22,799	$—	$95,923	$(208,147)	$149,150
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	5,990	—	5,990	—	—	(5,990)	5,990
Cash flow hedging derivative activity	6,250	2,085	—	—	—	(2,085)	6,250
Other comprehensive income (loss), (net of tax)	12,240	2,085	5,990	—	—	(8,075)	12,240
Total comprehensive income	$161,390	$91,510	$28,789	$—	$95,923	$(216,222)	$161,390

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,000	$(82,026)	$51,059	$182,457	$145,196	$(547)	$389,139
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(114,269)	114,269	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	—	617
Acquisitions, net of cash acquired	—	—	—	(270,171)	—	—	(270,171)
Capital expenditures	—	—	(16,123)	(250,904)	(29,589)	—	(296,616)
Net cash from (for) investing activities	—	38,647	(16,123)	(521,075)	(143,858)	76,239	(566,170)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	64,698	49,571	—	—	—	(114,269)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	—	(1,875)
Distributions paid to partners	(157,698)	—	—	—	—	653	(157,045)
Payment of debt issuance costs and original issue discount	—	—	—	(7,812)	—	—	(7,812)
Tax effect of units involved in treasury unit transactions	—	(1,615)	—	—	—	—	(1,615)
Payments related to tax withholding for equity compensation	—	(4,249)	—	—	—	—	(4,249)
Net cash from (for) financing activities	(93,000)	43,379	(38,030)	490,641	—	(75,586)	327,404
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,394	—	—	—	2,394
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	—	—	(700)	152,023	1,338	106	152,767
Balance, beginning of period	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of period	$—	$—	$72,626	$182,686	$3,390	$(586)	$258,116

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

Along with attendance and in-park per capita spending statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Regional Vice Presidents and the park general managers.

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
•Accounting for Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition

•	Income Taxes
In the third quarter of 2019, we completed the acquisition of the Schlitterbahn parks (see Note 3). We have, therefore, included Accounting for Business Combinations as a Critical Accounting Policy below. There were no other changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting for Business Combinations
Business combinations are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three- and nine-month periods ended September 29, 2019 and September 23, 2018.

	Three months ended		Nine months ended
(In thousands)	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
Net income	$189,955	$213,307	$169,580	$149,150
Interest expense	27,967	21,464	71,814	62,563
Interest income	(807)	(530)	(1,121)	(811)
Provision for taxes	48,815	38,770	43,506	33,301
Depreciation and amortization	68,335	74,374	137,828	132,114
EBITDA	334,265	347,385	421,607	376,317
Loss on early debt extinguishment	—	—	—	1,073
Net effect of swaps	3,910	(1,217)	21,068	(5,751)
Non-cash foreign currency (gain) loss	5,617	(13,064)	(12,528)	12,026
Non-cash equity compensation expense	2,930	1,906	8,760	8,054
Loss on impairment / retirement of fixed assets, net	1,675	3,247	3,781	7,959
Gain on sale of investment	—	—	(617)	—
Acquisition-related costs	6,292	—	7,238	—
Other (1)	499	(120)	782	(27)
Adjusted EBITDA	$355,188	$338,137	$450,091	$399,651

(1)
Consists of certain costs as defined in our Amended 2017 Credit Agreement and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

Results of Operations:
We believe the following are key operational measures in our managerial and operational reporting, and they are used as major factors in significant operational decisions:
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
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. See Note 4 for further information.

Nine months ended September 29, 2019
The results for the fiscal nine-month period ended September 29, 2019 are not directly comparable with the results for the fiscal nine-month period ended September 23, 2018. First, the current period includes results from the operations of the recently acquired Schlitterbahn parks from the July 1, 2019 acquisition date. Second, the current period consisted of a 39-week period and included a total of 1,730 operating days (excluding the Schlitterbahn parks) compared with 38 weeks and 1,710 operating days (excluding the Schlitterbahn parks) for the prior period. Since many differences in our operating results relate to the acquisition and the additional week in the current period, we have also included a discussion of operating results on a same-park/same-week basis. For purposes of the nine-month same-park/same-week basis discussions, the current period discussed excludes the results of the Schlitterbahn parks and the prior period discussed is through September 30, 2018.
The following table presents key financial information for the nine months ended September 29, 2019 and September 23, 2018, as reported:

	Nine months ended	Nine months ended	Increase (Decrease)
	September 29, 2019	September 23, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,217,679	$1,098,746	$118,933	10.8%
Operating costs and expenses	784,060	707,499	76,561	10.8%
Depreciation and amortization	137,828	132,114	5,714	4.3%
Loss on impairment / retirement of fixed assets, net	3,781	7,959	(4,178)	N/M
Gain on sale of investment	(617)	—	(617)	N/M
Operating income	$292,627	$251,174	$41,453	16.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$450,091	$399,651	$50,440	12.6%
Adjusted EBITDA margin (2)	37.0%	36.4%	—	0.6%
Attendance	22,864	21,026	1,838	8.7%
In-park per capita spending	$48.73	$47.80	$0.93	1.9%
Out-of-park revenues	$140,452	$126,306	$14,146	11.2%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 39.

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

For the nine months ended September 29, 2019, net revenues increased 10.8%, or $118.9 million, to $1,217.7 million, from $1,098.7 million for the nine months ended September 23, 2018. This reflects the impact of a 1.8 million visit increase in attendance and a $0.93 increase in in-park per capita spending. Out-of-park revenues increased $14.1 million compared with the nine months ended September 23, 2018. The increase in net revenues was net of a $6.6 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the nine months ended September 29, 2019 increased 10.8%, or $76.6 million, to $784.1 million from $707.5 million for the nine months ended September 23, 2018. The increase was the result of an $11.0 million increase in cost of goods sold, a $40.9 million increase in operating expenses and a $24.7 million increase in SG&A expense. The increase in operating costs and expenses was net of a $3.1 million favorable impact of foreign currency exchange related to our Canadian park. Depreciation and amortization expense for the nine months ended September 29, 2019 increased $5.7 million compared with the nine months ended September 23, 2018.

The loss on impairment / retirement of fixed assets for the nine months ended September 29, 2019 was $3.8 million compared with $8.0 million for the nine months ended September 23, 2018. The decrease was attributable to the retirement of a specific asset in the second quarter of 2018 and the impairment of two specific assets in the third quarter of 2018. During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating income for the nine months ended September 29, 2019 increased $41.5 million to $292.6 million compared with $251.2 million for the nine months ended September 23, 2018.

Interest expense for the nine months ended September 29, 2019 increased $9.3 million due to interest incurred on the 2029 senior notes issued in late June 2019 and incremental revolving credit facility borrowings during 2019. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement. The net effect of our swaps resulted in a charge to earnings of $21.1 million for the nine months ended September 29, 2019 compared with a $5.8 million benefit to earnings for the nine months ended September 23, 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by the prior period amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized a $12.5 million net benefit to earnings for foreign currency gains and losses compared with a $12.0 million net charge to earnings for the nine months ended September 23, 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the nine months ended September 29, 2019, a provision for taxes of $43.5 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $33.3 million for the nine months ended September 23, 2018. The increase in provision for taxes was attributable to an increase in pretax income from our taxable subsidiaries.

After the items above, net income for the nine months ended September 29, 2019 totaled $169.6 million, or $2.98 per diluted limited partner unit, compared with net income of $149.2 million, or $2.63 per diluted limited partner unit, for the nine months ended September 23, 2018.

As stated previously, the results for the nine months ended September 29, 2019 included the results of the recently acquired Schlitterbahn parks and an additional week of operations as compared with the nine months ended September 23, 2018. Comparing both 2019 and 2018 on a same-park/same-week basis, net revenues increased by $53.9 million, or 5%, to $1,176.2 million. The increase reflects the impact of a 635,000-visit increase in attendance to 22.2 million visits and an $0.83 increase in in-park per capita spending to $48.54 on a same-park/same-week basis. The increase in attendance, particularly season pass visitation, was driven by strong season pass sales, favorable third quarter weather conditions and the introduction of new immersive events. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage driven by the continued investment in our food and beverage offerings and in extra-charge products, particularly front-of-line products, driven by higher attendance levels. Out-of-park revenues increased $7.5 million to $136.0 million on a same-park/same-week basis largely due to an increase in online transaction fees charged to customers and the acquisition of the Sawmill Creek Resort at Cedar Point described in Note 3. Amounts remitted to outside parties under concessionaire arrangements increased $2.4 million to $35.6 million on a same-park/same-week basis.

Operating costs and expenses on a comparable same-park/same-week basis increased by $44.6 million, or 6%, to $764.9 million. The increase was the result of a $6.5 million increase in cost of goods sold, an $18.5 million increase in operating expenses and a $19.6 million increase in SG&A expense for the comparable same-park/same-week basis. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable. Operating expenses grew by $18.5 million primarily due to increased labor costs for seasonal, full-time and maintenance labor largely driven by planned wage and rate increases, as well as incremental operating costs associated with new immersive events. The seasonal rate increase was partially offset by a decrease in labor hours during the comparable periods. The $19.6 million increase in SG&A expense was attributable to $7.2 million of acquisition-related costs, increased transaction fees related to higher sales volume, higher technology related costs, and an increase in full-time wages. Depreciation and amortization expense increased $0.8 million to $135.7 million on a same-park/same-week basis.

After the same-park/same-week basis fluctuations described above, and the fluctuations of loss on impairment / retirement of fixed assets and gain on sale of investment, which were not materially impacted by the acquisition of the Schlitterbahn parks or the additional week of activity in the current period, operating income on a comparable same-park/same-week basis increased $13.3 million. The fluctuations in interest expense, loss on early debt extinguishment, net effect of swaps, foreign currency (gain) loss, and provision for taxes on a same-park/same-week basis were not materially impacted by the acquisition of the Schlitterbahn parks or the additional week of activity in the current period. After these items, net income on a comparable same-park/same-week basis decreased $7.6 million from $156.9 million for the nine months ended September 30, 2018 to $149.3 million for the nine months ended September 29, 2019.

For the nine months ended September 29, 2019, Adjusted EBITDA increased $50.4 million to $450.1 million from $399.7 million for the nine months ended September 23, 2018. Adjusted EBITDA on a same-park/same-week basis increased $16.8 million, or 4%, due to increased net revenues driven by higher attendance, in-park per capita spending and out-of-park revenues offset by higher expenses, particularly for planned increases in labor and operating supply costs and variable costs associated with higher attendance, such as cost of goods sold and transaction fees. Our Adjusted EBITDA margin for the nine months ended September 29, 2019 increased 60 basis points (bps) compared with Adjusted EBITDA margin for the nine months ended September 23, 2018. Adjusted EBITDA margin on a same-park/same-week basis decreased 20 bps due to the planned expense increases in labor and operating supply costs, including costs for new facilities and immersive events. Adjusted EBITDA and Adjusted EBITDA margin were computed in the same manner for both same-park/same-week periods (3).

(3)
Adjusted EBITDA for the nine months ended September 29, 2019 excluding the Schlitterbahn parks' results (i.e. the same-park basis current period) was calculated as net income of $149.3 million plus interest expense of $71.8 million, interest income of $1.1 million, provision for taxes of $43.5 million, depreciation and amortization expense of $135.7 million, net effect of swaps charge of $21.1 million, non-cash foreign currency gain of $12.5 million, non-cash equity compensation expense of $8.8 million, loss on impairment / retirement of fixed assets of $3.8 million, and acquisition-related costs of $7.2 million.

Adjusted EBITDA for the nine months ended September 30, 2018 (i.e. the same-week basis prior period) was calculated as net income of $156.9 million plus interest expense of $62.6 million, interest income of $0.8 million, provision for taxes of $33.4 million, depreciation and amortization expense of $134.9 million, loss on early debt extinguishment of $1.1 million, net effect of swaps benefit of $5.8 million, non-cash foreign currency loss of $12.1 million, non-cash equity compensation expense of $8.1 million, and loss on impairment / retirement of fixed assets of $8.0 million.

Three months ended September 29, 2019
The results for the fiscal three-month period ended September 29, 2019 are not directly comparable with the results for the fiscal three-month period ended September 23, 2018. First, the current period includes results from the operations of the recently acquired Schlitterbahn parks. Second, the current period included a total of 903 operating days (excluding the Schlitterbahn parks) compared with 956 operating days (excluding the Schlitterbahn parks) for the prior period. Since many differences in our operating results relate to the acquisition and the fewer operating days in the current period, we have also included a discussion of operating results on a same-park/same-week basis. For purposes of the three-month same-park/same-week basis discussions, the current period discussed excludes the results of the Schlitterbahn parks and the prior period discussed is the 13-week period through September 30, 2018.
The following table presents key financial information for the three months ended September 29, 2019 and September 23, 2018, as reported:

	Three months ended	Three months ended	Increase (Decrease)
	September 29, 2019	September 23, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$714,512	$663,703	$50,809	7.7%
Operating costs and expenses	369,180	327,510	41,670	12.7%
Depreciation and amortization	68,335	74,374	(6,039)	(8.1)%
Loss on impairment / retirement of fixed assets, net	1,675	3,247	(1,572)	N/M
Operating income	$275,322	$258,572	$16,750	6.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$355,188	$338,137	$17,051	5.0%
Attendance	13,189	12,371	818	6.6%
In-park per capita spending	$49.94	$49.47	$0.47	1.0%
Out-of-park revenues	$76,347	$70,129	$6,218	8.9%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income, see page 39.
For the three months ended September 29, 2019, net revenues increased 7.7%, or $50.8 million, to $714.5 million, from $663.7 million for the three months ended September 23, 2018. This reflects the impact of an 0.8 million visit increase in attendance and a $0.47 increase in in-park per capita spending. Out-of-park revenues increased $6.2 million compared with the three months ended September 23, 2018. The increase in net revenues was net of a $2.5 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the three months ended September 29, 2019 increased 12.7%, or $41.7 million, to $369.2 million from $327.5 million for the three months ended September 23, 2018. The increase was the result of a $4.6 million increase in cost of goods sold, a $21.1 million increase in operating expenses and a $16.0 million increase in SG&A expense. The increase in operating costs and expenses was net of a $1.0 million favorable impact of foreign currency exchange related to our Canadian park. Depreciation and amortization expense for the three months ended September 29, 2019 decreased $6.0 million compared with the three months ended September 23, 2018.

The loss on impairment / retirement of fixed assets for the three months ended September 29, 2019 was $1.7 million compared with $3.2 million for the three months ended September 23, 2018. The decrease was attributable to the impairment of two specific assets in the third quarter of 2018.

After the items above, operating income for the three months ended September 29, 2019 increased $16.8 million to $275.3 million compared with $258.6 million for the three months ended September 23, 2018.

Interest expense for the three months ended September 29, 2019 increased $6.5 million due to interest incurred on the 2029 senior notes issued in late June 2019. The net effect of our swaps resulted in a charge to earnings of $3.9 million for the three months ended September 29, 2019 compared with a $1.2 million benefit to earnings for the three months ended September 23, 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by the prior period amortization of amounts in OCI for our de-designated swaps. During the current period, we also recognized a $5.6 million net charge to earnings for foreign currency gains and losses compared with a $13.1 million net benefit to earnings for the three months ended September 23, 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended September 29, 2019, a provision for taxes of $48.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $38.8 million for the three months ended September 23, 2018. The increase in provision for taxes was attributable to an increase in pretax income from our taxable subsidiaries.

After the items above, net income for the three months ended September 29, 2019 totaled $190.0 million, or $3.34 per diluted limited partner unit, compared with $213.3 million, or $3.76 per diluted limited partner unit, for the three months ended September 23, 2018.

As stated previously, the results for the three months ended September 29, 2019 included the results of the recently acquired Schlitterbahn parks and fewer operating days compared with the three months ended September 23, 2018. Comparing both 2019 and 2018 on a same-park/same-week basis, net revenues increased by $43.1 million, or 7%, to $673.0 million. The increase reflects the impact of a 732,000-visit increase in attendance to 12.5 million visits and a $0.21 increase in in-park per capita spending to $49.67 on a same-park/same-week basis. The increase in attendance, particularly season pass visitation, was driven by strong season pass sales, favorable third quarter weather conditions and the introduction of new immersive events. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage and in extra-charge products offset by a decrease in admission spending due to a higher season pass attendance mix. Out-of-park revenues increased $6.0 million to $71.9 million on a same-park/same-week basis due to an increase in online transaction fees charged to customers, the acquisition of the Sawmill Creek Resort at Cedar Point described in Note 3 and increased accommodation revenues at our existing facilities. Amounts remitted to outside parties under concessionaire arrangements increased $1.7 million to $19.1 million on a same-park/same-week basis.

Operating costs and expenses on a comparable same-park/same-week basis increased by $33.9 million, or 11%, to $350.0 million. The increase was the result of a $4.8 million increase in cost of goods sold, a $14.9 million increase in operating expenses and a $14.2 million increase in SG&A expense for the comparable same-park/same-week periods. Cost of goods sold as a percentage of food, merchandise, and games net revenue was comparable. Operating expenses grew by $14.9 million primarily due to increased labor costs for seasonal labor driven by planned rate increases and full-time labor driven by both headcount and wage increases, as well as incremental operating costs associated with new immersive events. The $14.2 million increase in SG&A expense was attributable to $6.3 million of acquisition-related costs, increased transaction fees related to higher sales volume, and an increase in full-time wages driven by accrued incentive compensation. Depreciation and amortization expense on a comparable same-park/same-week basis decreased $4.3 million to $66.2 million due to a change in the estimated useful life of a long-lived asset at Kings Island in the prior period.

After the same-park/same-week basis fluctuations described above, and the loss on impairment / retirement of fixed assets fluctuation, which was not materially impacted by the acquisition of the Schlitterbahn parks or the fewer operating days in the current period, operating income on a comparable same-week basis increased $15.2 million. The fluctuations in interest expense, net effect of swaps, foreign currency (gain) loss, and provision for taxes on a same-park/same-week basis were not materially impacted by the acquisition of the Schlitterbahn parks or the fewer operating days in the current period. After these items, net income on a comparable same-park/same-week basis decreased $24.9 million from $194.7 million for the three months ended September 30, 2018 to $169.7 million for the three months ended September 29, 2019.

For the three months ended September 29, 2019, Adjusted EBITDA increased $17.1 million to $355.2 million from $338.1 million for the three months ended September 23, 2018. Adjusted EBITDA on a comparable same-park/same-week basis increased $16.6 million, or 5%, due to increased net revenues attributable to higher attendance, in-park per capita spending and out-of-park revenues offset by higher expenses, particularly for planned increases in labor and operating supply costs and variable costs associated with higher attendance, such as cost of goods sold and transaction fees. Adjusted EBITDA was computed in the same manner for both same-park/same-week periods (3).

(3)
Adjusted EBITDA for the three months ended September 29, 2019 excluding the Schlitterbahn parks' results (i.e. the same-park basis current period) was calculated as net income of $169.7 million plus interest expense of $28.0 million, interest income of $0.8 million, provision for taxes of $48.8 million, depreciation and amortization expense of $66.2 million, net effect of swaps charge of $3.9 million, non-cash foreign currency loss of $5.6 million, non-cash equity compensation expense of $2.9 million, loss on impairment / retirement of fixed assets of $1.7 million and acquisition-related costs of $6.3 million.

Adjusted EBITDA for the three months ended September 30, 2018 (i.e. the same-week basis prior period) was calculated as net income of $194.7 million plus interest expense of $21.5 million, interest income of $0.6 million, provision for taxes of $38.8 million, depreciation and amortization expense of $70.6 million, net effect of swaps benefit of $1.2 million, non-cash foreign currency gain of $13.0 million, non-cash equity compensation expense of $1.9 million, and loss on impairment / retirement of fixed assets of $3.3 million.

Ten Month Results
These preliminary results include results from the Schlitterbahn parks which we acquired on July 1, 2019 (see Note 3). Net revenues for the ten months ended November 3, 2019 were approximately $1.37 billion. Attendance totaled 25.8 million guests, in-park per capita spending was $48.73, and out-of-park revenues totaled $155 million.

On a same-park basis (excluding results from the Schlitterbahn parks), net revenues for the ten months ended November 3, 2019 were approximately $1.33 billion, up $71 million, or 6%, compared with the ten months ended November 4, 2018. The increase reflects the impact of a 4%, or 1 million- visit, increase in attendance, a 1%, or $0.57, increase in in-park per capita spending and a 7%, or $10 million, increase in out-of-park revenues compared with the prior period.

Liquidity and Capital Resources:
The working capital ratio (current assets divided by current liabilities) was 1.2 as of September 29, 2019 and 1.1 as of September 23, 2018.
Operating Activities
During the nine-month period ended September 29, 2019, net cash from operating activities was $389.1 million, an increase of $54.7 million compared with the same period a year ago. The increase was largely attributable to higher earnings in the current period and the additional week in the current period due to the timing of the fiscal third quarter close.
Investing Activities
Net cash for investing activities for the first nine months of 2019 was $566.2 million, an increase of $420.5 million compared with the same period in the prior year. The increase was attributable to the cash used to acquire the Schlitterbahn parks and Sawmill Creek Resort which totaled $270.2 million (see Note 3), and the purchase of the land at California's Great America from the City of Santa Clara for $150.3 million (see Note 12).
Financing Activities
Net cash from financing activities for the first nine months of 2019 was $327.4 million, an increase of $490.6 million compared with net cash for financing activities during the same period in the prior year. The increase was primarily due to the net cash proceeds from the 2029 senior notes issuance (see Note 7).

As of September 29, 2019, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•
$733 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan is payable $7.5 million annually. We have $7.5 million of current maturities as of September 29, 2019.

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

•
No borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.4 million as of September 29, 2019, we had $259.6 million of available borrowings under the revolving credit facility and cash on hand of $258.1 million.

As of September 29, 2019, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix that variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix the same notional amount of variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of September 29, 2019, the fair market value of our derivatives was a liability of $27.8 million recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of September 29, 2019, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

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

In accordance with the Amended 2017 Credit Agreement debt provisions, on August 7, 2019, we announced the declaration of a distribution of $0.925 per limited partner unit, which was paid on September 17, 2019. Also, on November 6, 2019, we announced the declaration of a distribution of $0.935 per limited partner unit, which will be payable on December 17, 2019.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Off Balance Sheet Arrangements:
We had $15.4 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 29, 2019. We have no other significant off-balance sheet financing arrangements.

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

As of September 29, 2019, on an adjusted basis after giving effect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1,950 million of our outstanding long-term debt represented fixed-rate debt and $233 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $34.7 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.6 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 29, 2019, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended September 29, 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	$—
August 1 - August 31	1,960	$54.93	—	—
September 1 - September 29	—	—	—	—
Total	1,960	$54.93	—	$—

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statement of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 6, 2019	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 6, 2019	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer