Form 10-K
period 2019-12-31
CEDAR FAIR L P
filed 2020-02-21
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
(419) 626-0830
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Units (Representing Limited Partner Interests)	FUN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes x No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 28, 2019 of $47.69 per unit was approximately $2,643,592,378.

Number of Depositary Units representing limited partner interests outstanding as of January 31, 2020: 56,669,451

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in May 2020.
************
Page 1 of 74 pages

CEDAR FAIR, L.P.
2019 FORM 10-K CONTENTS

PART I

Unless the context otherwise indicates, all references to "we," "us," "our," or the "Partnership" in this Annual Report on Form 10-K refer to Cedar Fair, L.P. together with its affiliated companies.

ITEM 1. BUSINESS.

Introduction

We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. We are a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner"), whose shares are held by an Ohio trust.

In 2019, we entertained approximately 28 million visitors. Our parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and immersive entertainment. Our parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, near Los Angeles, California; Canada's Wonderland, near Toronto, Ontario, Canada; Kings Island, near Cincinnati, Ohio; Carowinds, in Charlotte, North Carolina; Dorney Park & Wildwater Kingdom ("Dorney Park"), in Allentown, Pennsylvania; Kings Dominion, near Richmond, Virginia; California's Great America, in Santa Clara, California; Valleyfair, near Minneapolis/St. Paul, Minnesota; Worlds of Fun, in Kansas City, Missouri; Michigan's Adventure, in Muskegon, Michigan; Schlitterbahn Waterpark & Resort New Braunfels in New Braunfels, Texas; and Schlitterbahn Waterpark Galveston in Galveston, Texas. We manage and operate Gilroy Gardens Family Theme Park in Gilroy, California. With limited exceptions, all rides and attractions at the parks are owned and operated by us.

Our parks operate seasonally except for Knott's Berry Farm. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis.

The demographic groups that are most important to our business are families and young people ages 12 through 24. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. We conduct active television, radio, newspaper and internet advertising campaigns in our major market areas geared toward these two groups.

Description of Our Parks

Cedar Point
Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie between Cleveland and Toledo, Cedar Point is annually rated one of the best amusement parks in the industry by Amusement Today's international survey. Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. Attractive to both families and thrill-seekers, the park features 18 roller coasters, including many record-breakers, and three children's areas. Located adjacent to the park is Cedar Point Shores Water Park, a separately gated water park featuring more than 15 water rides and attractions. Cedar Point also features four hotels, three marinas, an upscale campground, and the nearby Cedar Point Sports Center which features both indoor and outdoor sports facilities. Cedar Point's four hotels include:
Castaway Bay Indoor Waterpark Resort - a year-round hotel located adjacent to the entrance to the park featuring tropical, Caribbean themed hotel rooms centered around an indoor water park, as well as a marina and dining facilities;
Hotel Breakers - the park's largest hotel and only hotel located on the Cedar Point peninsula, featuring various dining and lounge facilities, a mile-long beach, lake swimming, a conference/meeting center, an indoor pool and multiple outdoor pools;
Cedar Point's Express Hotel - a limited-service seasonal hotel located adjacent to the entrance to the park; and
Sawmill Creek Resort - a year-round resort lodge located near Cedar Point in Huron, Ohio, featuring a golf course, marina, half-mile beach, dining and shopping facilities, and a conference/meeting center.

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population. The park is renowned for its seasonal events, including a special holiday event, Knott's Merry Farm, and a Halloween event, Knott's Scary Farm, which has been held for more than 45 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey. Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions. Knott's Berry Farm also features the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm featuring a pool, fitness facilities and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 17 roller coasters, and is one of the most attended regional amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals.

Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in 2006. Kings Island is also one of the most attended regional amusement parks in North America. The park features a children's area that has been consistently named one of the "Best Kids' Area in the World" by Amusement Today. The park's market area includes Cincinnati, Dayton and Columbus, Ohio; Louisville and Lexington, Kentucky; and Indianapolis, Indiana.

Carowinds
Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina; as well as Greenville and Columbia, South Carolina. The park also features Camp Wilderness Resort, an upscale campground, and the recently opened SpringHill Suites by Marriott hotel located adjacent to the park entrance. The SpringHill Suites is a Marriott franchise operated by Cedar Fair. The hotel is open year-round and features suites, an outdoor pool, fitness center and bar.

Kings Dominion
Kings Dominion, a combination amusement and water park located near Richmond, Virginia, first opened in 1975 and was acquired by the Partnership in 2006. The park's market area includes Richmond and Norfolk, Virginia; Raleigh, North Carolina; Baltimore, Maryland and Washington, D.C. Additionally, the park offers Kings Dominion Camp Wilderness Campground, an upscale campground.

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

Worlds of Fun
Worlds of Fun, which opened in 1973 and was acquired by the Partnership in 1995, is a combination amusement and water park located in Kansas City, Missouri. Worlds of Fun serves a market area centered in Kansas City, as well as most of Missouri and portions of Kansas and Nebraska. Worlds of Fun also features Worlds of Fun Village, an upscale campground.

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

Schlitterbahn Waterpark & Resort New Braunfels
Schlitterbahn Waterpark & Resort New Braunfels began as a resort in 1966, was introduced as a water park in 1979 and was acquired by the Partnership in 2019. The park is consistently rated the best water park in the industry by Amusement Today's international survey. The park, located in New Braunfels, Texas, features many river rides, water slides and attractions along the Comal River. The Resort at Schlitterbahn New Braunfels includes hotel rooms, suites, cabins, luxury suites and vacation homes. Schlitterbahn Waterpark & Resort New Braunfels’ major markets include San Antonio, Austin and Houston, Texas.

Schlitterbahn Waterpark Galveston
Schlitterbahn Waterpark Galveston opened in 2006 and was acquired by the Partnership in 2019. The park, located in Galveston, Texas, features a convertible roof system creating both indoor and outdoor areas allowing the park to operate on a limited schedule year-round. The park features many water attractions including an award-winning water coaster and a one-mile long river system. Schlitterbahn Waterpark Galveston serves a market area centered in Houston, Texas, as well as tourism to Galveston Island, Texas, a barrier island on the Texas Gulf Coast.

CAPITAL EXPENDITURES AND WORKING CAPITAL

We believe that annual park attendance is influenced by annual investments in new attractions. Capital expenditures are planned on a seasonal basis with most expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

During the operating season, we carry significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. These amounts are substantially reduced in non-operating periods. Seasonal working capital needs are funded from current operations and revolving credit facilities. Revolving credit facilities are established at levels sufficient to accommodate our peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are reduced with our positive cash flow during the seasonal operating period.

COMPETITION

We compete for discretionary spending with all aspects of the recreation industry within our primary market areas, including other destination and regional amusement parks. We also compete with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and immersive entertainment available. We believe that our parks feature a sufficient quality and variety of rides and attractions, restaurants, gift shops and family atmosphere to make them highly competitive with other parks and forms of entertainment.

GOVERNMENT REGULATION

Our properties and operations are subject to a variety of federal, state and local environmental, health and safety laws and regulations. Currently, we believe we are in substantial compliance with applicable requirements under these laws and regulations. However, such requirements have generally become stricter over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.

All rides are operated and inspected daily by both our maintenance and ride operations personnel before being placed into operation for our guests. The parks are also periodically inspected by our insurance carrier and, at all parks except Valleyfair, Worlds of Fun, Schlitterbahn Waterpark New Braunfels, Schlitterbahn Waterpark Galveston and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun, Schlitterbahn Waterpark New Braunfels, Schlitterbahn Waterpark Galveston and Carowinds each contract with a third party to inspect our rides pursuant to Minnesota, Missouri, Texas and South Carolina law, respectively, and submit the third-party report to the respective state agency. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure our standards are being maintained.

EMPLOYEES

We employ approximately 2,600 full-time employees. During the operating season, we employ in aggregate approximately 48,600 seasonal and part-time employees, many of whom are high school and college students. Approximately 4,400 of Cedar Point's seasonal employees, 500 of Kings Dominion's seasonal employees, 450 of Carowinds' seasonal employees, 400 of Kings Island's seasonal employees and 400 of Valleyfair's seasonal employees live in dormitories owned by us. Approximately 350 of Dorney Park's seasonal employees, 200 of Schlitterbahn Waterpark New Braunfels' seasonal employees, 150 of Worlds of Fun's seasonal employees and 100 of Schlitterbahn Waterpark Galveston's seasonal employees live in dormitories rented by us. We maintain training programs for all new employees and believe that we maintain good relations with our employees.

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to our Investor Relations Office or through our website (www.cedarfair.com).

We use our website www.cedarfair.com as a channel of distribution of information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our news releases, SEC filings, and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about our Executive Officers

Name	Age	Position(s)

Richard A. Zimmerman	59
Richard Zimmerman has been President and Chief Executive Officer since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, he served as President and Chief Operating Officer from October 2016 through December 2017 and served as Chief Operating Officer from October 2011 through October 2016. Prior to that, he was appointed as Executive Vice President in November 2010 and as Regional Vice President in June 2007. He has been with Cedar Fair since 2006, when Kings Dominion was acquired. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.

Brian C. Witherow	53
Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.

Tim V. Fisher	59
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

Duffield E. Milkie	54
Duff Milkie has served as Executive Vice President and General Counsel since January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to January 2015. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.

Kelley S. Semmelroth	55
Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.

Craig A. Heckman	56
Craig Heckman has served as Executive Vice President, Human Resources since January 2020. Previously, he served as Senior Vice President, Human Resources since January 2017. Prior to joining Cedar Fair, he served as Vice President, Human Resources for Vestis Retail Group, a retail operator, from December 2014 through December 2016. Prior to joining Vestis Retail Group, Craig served as Vice President, Human Resources - Stores and International for Express/L Brands, a fashion retailer, from 2006 to 2014.

David R. Hoffman	51
Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 through November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.

Charles E. Myers	56
Charles Myers joined Cedar Fair as Senior Vice President, Creative Development in June 2019. Prior to joining Cedar Fair, he held a variety of Senior Leadership roles including Show Design, Production Management and Producing at Walt Disney Imagineering, the research and development arm of the Walt Disney Company, from 2013 to June 2019. Prior to this, he served as Senior Vice President, Licensing, Project Development & Business Development of Paramount Pictures from 2002 to 2013.

ITEM 1A. RISK FACTORS.

We compete for discretionary spending and discretionary free time with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
Our parks compete for discretionary spending and discretionary free time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our parks, and disproportionately affect different demographics of our target customers within our core markets. For example, group sales and season pass sales, which represent a significant portion of our revenues, are disproportionately affected by general economic conditions. Both attendance (defined as the number of guest visits to our amusement parks and separately gated outdoor water parks) and in-park per capita spending (calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues, divided by total attendance) at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.

Uncertain economic conditions affect our guests' levels of discretionary spending. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our parks and the amount that our guests spend on our products when they visit. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including through acquisitions and capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies, including acquisitions, require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition or results of operations.

The operating season at most of our parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
Twelve of our properties are seasonal, generally open during weekends beginning in April or May, then daily from Memorial Day through Labor Day. After Labor Day, the seasonal properties are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues are generated during a 130- to 140-day operating season. As a result, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

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
A large portion of our expense is relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impractical, we could experience a material decline in margins, revenues, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

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
Our success depends in part upon a few key employees, including our senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of services of our key employees or our inability to replace our key employees could cause disruption in important operational, financial and strategic functions and have a material adverse effect on our business.

Instability in general economic conditions could impact our profitability and liquidity while increasing our exposure to counter-party risk.
The existence of unfavorable general economic conditions, such as high unemployment rates, constrained credit markets, and higher prices for consumer goods, may hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the amusement park industry. The presence of market turmoil, coupled with a reduction of business activity, generally increases our risks related to being an unsecured creditor of most of our vendors, concessionaires and customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counter-party risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements, including our credit facilities. The soundness of these counter-parties could adversely affect us. Our credit evaluations may be inaccurate and credit performance could be materially worse than anticipated, which may materially and adversely affect our business, financial position and results of operations.

Cyber-security risks and the failure to maintain the integrity of internal or customer data could result in damages to our reputation and/or subject us to costs, fines or lawsuits.
In the normal course of business, we, or third parties on our behalf, collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of such data is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our parks, products and services to our guests. Furthermore, if a person could circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations.  Any security breach could expose us to risks of data loss, which could harm our reputation and result in remedial and other costs, fines or lawsuits. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.

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
A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays can adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

There is a risk of accidents or other incidents occurring at amusement and water parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. Our amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our parks. Other types of incidents such as food borne illnesses which have either been alleged or proved to be attributable to our parks or our competitors could adversely affect attendance and revenues.

The amount of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $2,194.8 million of outstanding indebtedness as of December 31, 2019 (after giving effect to $15.4 million of outstanding letters of credit under our revolving credit facility and before reduction of debt issuance costs and original issue discount).

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
As of December 31, 2019, after considering current outstanding interest-rate swap arrangements, most of our indebtedness under our term loan facility accrues interest that is either fixed or swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

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
Our credit agreement and the indentures governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•	pay distributions on or make distributions in respect of our capital stock or units or make other Restricted Payments;

•	incur additional debt or issue certain preferred equity;

•	make certain investments;

•	sell certain assets;

•	create restrictions on distributions from restricted subsidiaries;

•	create liens on certain assets to secure debt;

•	consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2019, we were in compliance with this financial condition covenant and all other covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool which totals a sufficient amount for partnership distributions for the foreseeable future. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of December 31, 2019.

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

Other factors, including local events, natural disasters, pandemics and terrorist activities, or threats of these events, could adversely impact park attendance and our revenues.
Lower attendance may result from various local events, natural disasters, pandemics or terrorist activities, or threats of these events, all of which are outside of our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1), (4)	Sandusky, Ohio	870	725	145
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	680	330	350
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	175	175	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun		Kansas City, Missouri	350	250	100
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark & Resort New Braunfels		New Braunfels, Texas	90	75	15
Schlitterbahn Waterpark Galveston	(3)	Galveston, Texas	40	35	5

(1)
Cedar Point and Cedar Point Shores are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. We also own approximately 505 acres of property on the mainland near Cedar Point with approximately 145 acres undeveloped. Cedar Point's Express Hotel, Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, seasonal-employee housing complexes, Cedar Point Sports Center and Sawmill Creek Resort are located on this property.

We control, through ownership or an easement, a six-mile public highway and own approximately 40 acres of vacant land adjacent to this highway, which is a secondary access route to Cedar Point and serves about 250 private residences. We maintain this roadway pursuant to deed provisions. We also own the Cedar Point Causeway, a four-lane roadway across Sandusky Bay, which is the principal access road to Cedar Point.

(2)
Of the total acres at California's Great America, approximately 60 acres represent acreage available pursuant to an easement from the City of Santa Clara. The acreage contains a portion of the parking lot at the park.

(3)
We lease the land at Schlitterbahn Waterpark Galveston through a long-term lease agreement. The lease is renewable in 2024 with options to renew at our discretion through 2049 and a right of first refusal clause to purchase the land (see Note 12).

(4)
In addition to the acreage above, we own approximately 625 acres in Aurora, Ohio (near Cleveland, Ohio) which is available for sale. The land is the location of the former Wildwater Kingdom waterpark (see Note 5).

All of our property is owned in fee simple and is encumbered by our Amended 2017 Credit Agreement, with the exception of the land at Schlitterbahn Waterpark Galveston, portions of the six-mile public highway that serves as secondary access route to Cedar Point, and portions of the California's Great America parking lot. We consider our properties to be well maintained, in good condition and adequate for our present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of January 31, 2020, there were approximately 4.900 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding our equity incentive plan, which is incorporated herein by reference.

Our long-term debt agreements include Restricted Payment provisions which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool which totals a sufficient amount for partnership distributions for the foreseeable future. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of December 31, 2019.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2014.

	Base Period	Return
	2014	2015	2016	2017	2018	2019
Cedar Fair, L.P.	$100.00	$123.28	$149.70	$159.39	$123.29	$154.67
S&P 500	100.00	101.38	113.51	138.28	132.23	173.86
S&P 400	100.00	97.82	118.11	137.29	122.08	154.06
S&P Movies and Entertainment	100.00	90.76	100.17	105.20	105.84	134.12

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended December 31,
	2019 (1)	2018	2017 (2)	2016	2015 (3)
	(In thousands, except per unit and per capita amounts)
Statement of Operations
Net revenues	$1,474,925	$1,348,530	$1,321,967	$1,288,721	$1,235,778
Operating income	309,439	290,519	295,211	316,939	295,331
Income before taxes	215,154	161,396	216,588	249,106	134,414
Net income	172,365	126,653	215,476	177,688	112,222
Net income per unit - basic	$3.06	$2.25	$3.84	$3.18	$2.01
Net income per unit - diluted	$3.03	$2.23	$3.79	$3.14	$1.99
Balance Sheet Data
Total assets	$2,581,145	$2,024,183	$2,064,159	$1,973,181	$1,963,020
Working capital (deficit) surplus	(29,957)	(34,510)	21,489	(47,007)	(14,645)
Long-term debt	2,145,883	1,657,568	1,660,515	1,534,211	1,536,676
Partners' (deficit) equity	(9,966)	32,416	82,946	60,519	57,009
Distributions
Declared per limited partner unit	$3.710	$3.595	$3.455	$3.330	$3.075
Paid per limited partner unit	$3.710	$3.595	$3.455	$3.330	$3.075
Other Data
Depreciation and amortization	$170,456	$155,529	$153,222	$131,876	$125,631
Adjusted EBITDA (4)	504,673	467,773	478,977	481,248	459,238
Capital expenditures	330,662	189,816	188,150	160,656	175,865
Attendance (5)	27,938	25,912	25,723	25,104	24,448
In-park per capita spending (6)	$48.32	$47.69	$47.30	$46.90	$46.20

(1)
Operating results for 2019 included $42.5 million of net revenues and $12.0 million of net income from the operations of Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston acquired on July 1, 2019 (see Note 3).

(2)
Operating results for 2017 included a tax benefit of $54.2 million due to tax law changes, in particular the Tax Cuts and Jobs Act, a charge of $23.1 million for the loss on early debt extinguishment and a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom, one of our separately gated outdoor water parks which ceased operations in 2016.

(3)	Operating results for 2015 included a charge of $8.6 million for the impairment of a long-lived asset at Cedar Point.

(4)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Amended 2017 Credit Agreement and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the periods indicated:

	Years Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Net income	$172,365	$126,653	$215,476	$177,688	$112,222
Interest expense	100,364	85,687	85,603	83,863	86,849
Interest income	(2,033)	(1,515)	(855)	(177)	(64)
Provision for taxes	42,789	34,743	1,112	71,418	22,192
Depreciation and amortization	170,456	155,529	153,222	131,876	125,631
EBITDA	483,941	401,097	454,558	464,668	346,830
Loss on early debt extinguishment	—	1,073	23,121	—	—
Net effect of swaps	16,532	7,442	(45)	(1,197)	(6,884)
Non-cash foreign currency (gain) loss	(21,061)	36,294	(29,041)	(14,345)	80,946
Non-cash equity compensation expense	12,434	11,243	13,789	18,496	15,470
Loss on impairment/retirement of fixed assets, net	4,931	10,178	12,728	12,587	20,873
Gain on sale of other assets	(617)	(112)	(1,877)	—	—
Acquisition-related costs	7,162	—	—	—	—
Employment practice litigation costs	(200)	—	4,867	—	259
Other (a)	1,551	558	877	1,039	1,744
Adjusted EBITDA	$504,673	$467,773	$478,977	$481,248	$459,238

(a)    Consists of certain costs as defined in our Amended 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

(5)	Attendance is defined as the number of guest visits to our amusement parks and separately gated outdoor water parks.

(6)
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related tolls and parking revenues (in-park revenues), divided by total attendance. Revenues from resort, marina, sponsorship, online transaction fees charged to customers and all other out-of-park operations (out-of-park revenues) are excluded from in-park per capita spending statistics. Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 4).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising and utilities, are relatively fixed for an operating season and do not vary significantly with attendance.

Each of our properties is overseen by a general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a property-by-property basis.

Along with attendance and in-park per capita spending statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Regional Vice Presidents and the general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

	Years Ended December 31,
	2019		2018		2017
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$795,271	53.9%	$737,676	54.7%	$734,060	55.5%
Food, merchandise and games	473,499	32.1%	433,315	32.1%	422,469	32.0%
Accommodations, extra-charge products and other	206,155	14.0%	177,539	13.2%	165,438	12.5%
Net revenues	1,474,925	100.0%	1,348,530	100.0%	1,321,967	100.0%
Operating costs and expenses	990,716	67.2%	892,416	66.2%	862,683	65.3%
Depreciation and amortization	170,456	11.6%	155,529	11.5%	153,222	11.6%
Loss on impairment / retirement of fixed assets, net	4,931	0.3%	10,178	0.8%	12,728	1.0%
Gain on sale of investment	(617)	—%	(112)	—%	(1,877)	(0.1)%
Operating income	309,439	21.0%	290,519	21.5%	295,211	22.3%
Interest and other expense, net	98,860	6.7%	84,354	6.3%	84,633	6.4%
Net effect of swaps	16,532	1.1%	7,442	0.6%	(45)	—%
Loss on early debt extinguishment	—	—%	1,073	0.1%	23,121	1.7%
(Gain) loss on foreign currency	(21,107)	(1.4)%	36,254	2.7%	(29,086)	(2.2)%
Provision for taxes	42,789	2.9%	34,743	2.6%	1,112	0.1%
Net income	$172,365	11.7%	$126,653	9.4%	$215,476	16.3%
Other data:
Attendance	27,938		25,912		25,723
In-park per capita spending	$48.32		$47.69		$47.30

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results or involve a higher degree of judgment and complexity (see Note 2 for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates and assumptions.

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

We completed the review of goodwill and other indefinite-lived intangibles as of the first days of the fourth quarter of 2019 and 2018 and determined goodwill and other indefinite-lived intangibles were not impaired at these testing dates. The Schlitterbahn reporting unit, totaling $178.0 million of goodwill and acquired in 2019, may become impaired in future periods if operating results do not meet expectations or anticipated synergies are not realized.

It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding valuation, could change adversely, which may result in additional impairment that would have a material effect on our financial position and results of operations in future periods.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our own claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Revenue Recognition
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized daily based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for expected usage. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision (benefit) for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, and management's long-term estimates of domestic and foreign source income.

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

Results of Operations

We believe the following are key operational measures in our management and operational reporting, and they are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance:

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

Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 4).

2019 vs. 2018

The results for the year ended December 31, 2019 are not directly comparable with the results for the year ended December 31, 2018. The current period included results from the operations of the recently acquired Schlitterbahn parks from the July 1, 2019 acquisition date. Since many differences in our operating results related to the acquisition, we have also included a discussion of operating results excluding the results of the Schlitterbahn parks (or on a "same-park" basis).

The current year included 2,224 operating days compared with 2,061 operating days for the year ended December 31, 2018. On a same-park basis, the current year included 2,079 operating days. The increase in same-park operating days from the prior period was largely due to the inaugural Canada's Wonderland WinterFest event, a holiday event operating during November and December, in 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2019 and December 31, 2018:

			Increase (Decrease)
	December 31, 2019	December 31, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,474,925	$1,348,530	$126,395	9.4%
Operating costs and expenses	990,716	892,416	98,300	11.0%
Depreciation and amortization	170,456	155,529	14,927	9.6%
Loss on impairment/retirement of fixed assets, net	4,931	10,178	(5,247)	N/M
Gain on sale of investment	(617)	(112)	(505)	N/M
Operating income	$309,439	$290,519	$18,920	6.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$504,673	$467,773	$36,900	7.9%
Adjusted EBITDA margin (2)	34.2%	34.7%	—	(0.5)%
Attendance	27,938	25,912	2,026	7.8%
In-park per capita spending	$48.32	$47.69	$0.63	1.3%
Out-of-park revenues	$168,708	$152,216	$16,492	10.8%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 14.

(2)
Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,474.9 million for the year ended December 31, 2019, increasing $126.4 million, from $1,348.5 million for 2018. This reflected the impact of a 2.0 million visit increase in attendance and a $0.63 increase in in-park per capita spending. Out-of-park revenues increased $16.5 million compared with the prior year. The increase in net revenues was net of a $10.4 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for 2019 increased 11.0%, or $98.3 million, to $990.7 million from $892.4 million for 2018. The increase was the result of an $11.5 million increase in cost of food, merchandise and games revenues ("COGS"), a $57.9 million increase in operating expenses, and a $28.9 million increase in selling, general, and administrative expenses ("SG&A"). The increase in operating costs and expenses was net of a $5.1 million favorable impact of foreign currency exchange related to our Canadian park. Depreciation and amortization expense for 2019 increased $14.9 million compared with 2018.

The loss on impairment / retirement of fixed assets for 2019 was $4.9 million compared with $10.2 million for 2018. The decrease was attributable to the retirement of a specific asset in the second quarter of 2018 and the impairment of two specific assets in the third quarter of 2018. A $0.6 million and $0.1 million gain on sale of investment was recognized for the liquidation of a preferred equity investment during the first quarter of 2019 and fourth quarter of 2018, respectively.

After the items above, operating income increased $18.9 million to $309.4 million for 2019 from operating income of $290.5 million for 2018.

Interest expense for 2019 increased $14.7 million due to interest incurred on the 2029 senior notes issued in late June 2019 and incremental revolving credit facility borrowings during 2019. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement. The net effect of our swaps resulted in a $16.5 million charge to earnings for 2019 compared with a $7.4 million charge to earnings for 2018. The difference reflects the change in fair market value movements in our swap portfolio offset by prior period amortization of amounts in other comprehensive income for our de-designated swaps. We also recognized a $21.1 million net benefit to earnings for foreign currency gains and losses in 2019 compared with a $36.3 million net charge to earnings for 2018. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2019, a provision for taxes of $42.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes. This compares with a provision for taxes recorded for 2018 of $34.7 million. The increase in provision for taxes was attributable to a $9.9 million tax benefit in 2018 for the implementation of the Tax Cuts and Jobs Act. Cash taxes paid in 2019 were $40.8 million compared to $42.2 million in 2018.

After the items above, net income for 2019 totaled $172.4 million, or $3.03 per diluted limited partner unit, compared with net income of $126.7 million, or $2.23 per diluted unit, for 2018.

As stated previously, the results for 2019 included the results of the Schlitterbahn parks from the July 1, 2019 acquisition date. Comparing 2019 and 2018 on a same-park basis, net revenues increased by $83.8 million, or 6%, to $1,432.4 million. The increase reflected the impact of a 1.3 million-visit increase in attendance to 27.2 million visits and a $0.44 increase in in-park per capita spending to $48.13 on a same-park basis. The increase in attendance, particularly season pass visitation, was driven by strong season pass sales, favorable third quarter weather conditions and the introduction of new immersive events, including the inaugural WinterFest at Canada's Wonderland. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage driven by the continued investment in our food and beverage offerings and in extra-charge products, particularly front-of-line products, driven by higher attendance levels. Out-of-park revenues increased $11.5 million to $163.7 million on a same-park basis largely due to an increase in online transaction fees charged to customers and the acquisition of the Sawmill Creek Resort at Cedar Point described in Note 3. Amounts remitted to outside parties under concessionaire arrangements increased $2.8 million to $42.2 million on a same-park basis, reflecting higher attendance and food and beverage demand.

Operating costs and expenses on a same-park basis increased by $70.7 million, or 8%, to $963.1 million. The increase was the result of an $8.6 million increase in COGS, a $37.8 million increase in operating expenses and a $24.2 million increase in SG&A expense on a same-park basis. COGS as a percentage of food, merchandise, and games net revenue was comparable. Operating expenses grew by $37.8 million primarily due to increased labor costs for seasonal, full-time and maintenance labor largely driven by planned wage and rate increases and related benefits, as well as incremental operating costs associated with new and expanded immersive events, including the inaugural WinterFest at Canada's Wonderland. The $24.2 million increase in SG&A expense was attributable to $7.2 million of acquisition-related costs, increased transaction fees related to higher sales volume, increased full-time wages, higher technology related costs, and an increase in marketing expense. Depreciation and amortization expense increased $12.2 million to $167.8 million on a same-park basis due to growth in capital improvements and the change in estimated useful lives for a series of specific assets in anticipation of future disposal.

After the same-park basis fluctuations described above, and the fluctuations of loss on impairment / retirement of fixed assets and gain on sale of investment, which were not materially impacted by the acquisition of the Schlitterbahn parks, operating income on a same-park basis increased $6.9 million. The fluctuations in interest expense, net effect of swaps, loss on early debt extinguishment, foreign currency (gain) loss, and provision for taxes on a same-park basis were not materially impacted by the acquisition of the Schlitterbahn parks. After these items, net income on a same-park basis increased $33.7 million to $160.4 million for 2019.

For 2019, Adjusted EBITDA increased $36.9 million to $504.7 million from $467.8 million for 2018. Adjusted EBITDA on a same-park basis increased $21.2 million, or 5%, due to increased net revenues driven by higher attendance, in-park per capita spending and out-of-park revenues offset by higher expenses, particularly for planned increases in labor and operating supply costs and variable costs associated with higher attendance, such as COGS and transaction fees. Our Adjusted EBITDA margin for 2019 decreased 50 basis points ("bps") compared with our Adjusted EBITDA margin for 2018. Adjusted EBITDA margin on a same-park basis decreased 60 bps due to the planned expense increases in labor and operating supply costs, including costs for new facilities and immersive events. Adjusted EBITDA and Adjusted EBITDA margin were computed in the same manner on a same-park basis (3).

(3)
Adjusted EBITDA for 2019 excluding the Schlitterbahn parks' results (i.e. the same-park basis current period) was calculated as net income of $160.4 million plus interest expense of $100.4 million, interest income of $2.0 million, provision for taxes of $42.8 million, depreciation and amortization expense of $167.8 million, net effect of swaps charge of $16.5 million, non-cash foreign currency gain of $21.1 million, non-cash equity compensation expense of $12.4 million, loss on impairment / retirement of fixed assets of $4.7 million, and acquisition-related costs of $7.2 million.

2018 vs. 2017

The year ended December 31, 2018 included 2,061 operating days compared with 2,049 operating days for the year ended December 31, 2017. The following table presents key financial information and operating statistics for the years ended December 31, 2018 and December 31, 2017:

			Increase (Decrease)
	December 31, 2018	December 31, 2017	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,348,530	$1,321,967	$26,563	2.0%
Operating costs and expenses	892,416	862,683	29,733	3.4%
Depreciation and amortization	155,529	153,222	2,307	1.5%
Loss on impairment/retirement of fixed assets, net	10,178	12,728	(2,550)	N/M
Gain on sale of investment	(112)	(1,877)	1,765	N/M
Operating income	$290,519	$295,211	$(4,692)	(1.6)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$467,773	$478,977	$(11,204)	(2.3)%
Adjusted EBITDA margin (2)	34.7%	36.2%	—	(1.5)%
Attendance	25,912	25,723	189	0.7%
In-park per capita spending	$47.69	$47.30	$0.39	0.8%
Out-of-park revenue	$152,216	$143,763	$8,453	5.9%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net income, see Item 6, "Selected Financial Data", on page 14.

(2)
Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,348.5 million for the year ended December 31, 2018, increasing $26.6 million, from $1,322.0 million for 2017. This reflected the impact of increases in attendance, in-park per capita spending, and out-of-park revenues compared with 2017. The 189,000 visit, or 0.7%, increase in attendance was driven by higher season pass visitation in the last five months of 2018, including increased attendance during WinterFest, a holiday event operating during November and December. The increase in WinterFest attendance related primarily to a new event held at Kings Dominion in 2018. Attendance in the first seven months of 2018 was lower than in 2017 driven by the impact of inclement weather at our seasonal amusement parks and a decline in season pass sales at Kings Island. The $0.39, or 0.8%, increase in in-park per capita spending was attributable to growth in our food and beverage programs, extra charge attractions and merchandise. The $8.5 million, or 5.9%, increase in out-of-park revenues was largely attributable to increases in resort property revenues driven by higher occupancy rates and an increase in average daily room rates, particularly at Cedar Point. The increase in net revenues was net of a $2.3 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for 2018 increased 3.4%, or $29.7 million, to $892.4 million from $862.7 million for 2017. This increase was the result of a $3.9 million increase in COGS, a $26.2 million increase in operating expenses, and comparable SG&A expense. The $3.9 million increase in COGS related to the growth in our food and beverage programs. COGS, as a percentage of food, merchandise, and games revenue, was comparable for both 2018 and 2017. Approximately half of the $26.2 million increase in operating expenses was due to increased seasonal wages driven by planned hourly rate increases. The increase in operating expenses was also attributable to increased full-time and maintenance labor driven by both planned head count and rate increases. Lastly, the increase in operating expenses was due to increased operating supplies for personnel related costs including associate housing and for incremental costs related to WinterFest, particularly for the new event at Kings Dominion in 2018. SG&A expense was comparable due to higher merchant fees and increased technology related costs in 2018 offset by a reserve established in 2017 for an employment practice claim settlement of $4.9 million. The increase in operating costs and expenses was net of a $1.2 million favorable impact of foreign currency exchange related to our Canadian park.

Depreciation and amortization expense for 2018 increased $2.3 million compared with 2017. The increase in expense was attributable to growth in capital improvements in 2018 offset by the impact of changes in the estimated useful lives of specific long-lived assets, in particular at Cedar Point and Dorney Park in 2017. The loss on impairment / retirement of fixed assets for 2018 was $10.2 million, reflecting the retirement of a specific asset in the second quarter of 2018 and the impairment of two specific assets in the third quarter of 2018. This was compared with the $12.7 million loss on impairment / retirement of fixed assets for 2017 reflecting a charge of $7.6 million for the impairment of the remaining land at Wildwater Kingdom, one of our separately gated outdoor water parks which ceased operations in 2016, and the impairment of assets in the normal course of business at several of our properties. A $0.1 million and $1.9 million gain on sale of investment was recognized for the liquidation of a preferred equity investment during the fourth quarter of 2018 and third quarter of 2017, respectively.

After the items above, operating income decreased $4.7 million to $290.5 million for 2018 from operating income of $295.2 million for 2017.

Interest expense for 2018 was comparable to 2017. The net effect of our swaps resulted in a $7.4 million charge to earnings for 2018 compared with an immaterial impact to earnings for 2017. The difference reflected changes in fair market value for these swaps. During 2018, we recognized a $1.1 million loss on early debt extinguishment in connection with amending our 2017 Credit Agreement, as compared with a $23.1 million loss on early debt extinguishment related to our refinancing in the first half of 2017. We also recognized a $36.3 million net charge to earnings for foreign currency gains and losses in 2018 compared with a $29.1 million net benefit to earnings for 2017. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2018, a provision for taxes of $34.7 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes. This compared with a provision for taxes recorded for 2017 of $1.1 million. The increase in tax provision in 2018 related primarily to the 2017 implementation of the Tax Cuts and Jobs Act. Since our corporate subsidiaries have a March tax year end, the applicable tax rate for the tax year ended March 25, 2018 was a 31.8% blended rate that was based on the applicable statutory rates and the number of days in each period within the taxable year before and after the effective date of the change in tax rate. For tax years following March 2018, the applicable tax rate is 21%. Also, the change in tax rate required that we remeasure deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of the Act, we recognized a $49.2 million deferred tax benefit and a $6.1 million current income tax benefit in 2017 compared with a $1.3 million deferred tax benefit and an $8.6 million current income tax benefit in 2018. The $1.3 million deferred tax benefit in 2018 reflected the adjustment from our 2017 provisional amounts under SAB 118 to the final impact of the Act. Cash taxes paid in 2018 were $42.2 million compared with $56.0 million in 2017 due to a decrease in pretax income from our corporate subsidiaries and the decrease in federal statutory income tax rate from the Act.

After the items above, net income for 2018 totaled $126.7 million, or $2.23 per diluted limited partner unit, compared with net income of $215.5 million, or $3.79 per diluted unit, for 2017.

For 2018, Adjusted EBITDA decreased to $467.8 million from $479.0 million for 2017. The $11.2 million decrease in Adjusted EBITDA was a result of higher operating costs and expenses associated with labor, especially seasonal wages due to planned rate increases, operating supplies and other planned spending. As a result, our Adjusted EBITDA margin decreased by 150 bps.

Financial Condition

The working capital ratio (current assets divided by current liabilities) was 0.9 as of December 31, 2019 and December 31, 2018. Cash and credit facilities are in place to fund current liabilities, capital expenditures, partnership distributions, and pre-opening expenses as required.

Operating Activities
Net cash from operating activities in 2019 totaled $403.0 million, an increase of $52.3 million compared with 2018. Net cash from operating activities in 2018 increased $19.6 million compared with 2017. The fluctuations in operating cash flows between years was largely attributable to changes in working capital. In 2019, the increase was driven primarily by higher season-long product sales for the subsequent operating season, an increase in accrued income taxes due to an increase in income before taxes and the timing of payments, and an increase in accrued interest due to the 2029 senior notes issued in 2019. In 2018, the increase was driven by the favorable impact of the Tax Cuts and Jobs Act and higher season-long product sales.

Cash payments for interest expense are estimated to increase $25 million in 2020 to approximately $110 million. The increase is attributable to the 2029 senior notes issuance during 2019. For 2020, cash taxes to be paid or payable are estimated to be approximately $45 million which is comparable to cash taxes for 2019.

Investing Activities
Net cash for investing activities in 2019 totaled $600.2 million, an increase of $410.5 million compared with 2018. The increase was attributable to the acquisitions of the Schlitterbahn parks and Sawmill Creek Resort which totaled $270.2 million, as well as, the purchase of the land at California's Great America from the City of Santa Clara for $150.3 million in 2019. Net cash for investing activities in 2018 increased $4.8 million compared with 2017. The increase was primarily due to $3.3 million of proceeds from the sale of a preferred equity investment received in 2017.

Historically, we have been able to improve our revenues and profitability by continuing to make substantial capital investments in our park and resort facilities. This has enabled us to maintain or increase attendance levels, as well as to generate increases in in-park per capita spending and revenues from guest accommodations. For the 2020 operating season, we anticipate investing approximately $160 million on infrastructure and marketable new rides and attractions and anticipate investing an additional $30 million to $40 million in incremental opportunities such as resort properties and employee housing. Infrastructure and marketable capital investments will include a world-class giga coaster at Kings Island, an extensive waterpark renovation at California's Great America, and renovations at the newly acquired Schlitterbahn water parks and Sawmill Creek Resort. In addition, we will add new attractions to enhance notable anniversaries at Cedar Point and Knott's Berry Farm, celebrating 150 and 100 years, respectively.

Financing Activities
Net cash from financing activities in 2019 totaled $270.5 million, an increase of $487.0 million compared with net cash for financing activities of $216.6 million in 2018. The increase was primarily due to the net cash proceeds from the 2029 senior notes issuance. Net cash for financing activities in 2018 increased $110.2 million compared with 2017. The increase was primarily due to incremental debt borrowings under our senior secured term loan facility in 2017 as a result of the April 2017 refinancing.

Liquidity and Capital Resources

As of December 31, 2019, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•
$729 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 bps, under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan is payable $7.5 million annually. We have $7.5 million of current maturities as of December 31, 2019.

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

•
No borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.4 million as of December 31, 2019 and December 31, 2018, we had available borrowings under our revolving credit facility of $259.6 million for both periods. The maximum outstanding balance under our revolving credit facility was $150.0 million during the year ended December 31, 2019 and $60.0 million during the year ended December 31, 2018.

As of December 31, 2019 and December 31, 2018, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix that variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix the same notional amount of variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of December 31, 2019, the fair market value of our swap portfolio was a liability of $23.2 million compared with a liability of $6.7 million as of December 31, 2018. As of December 31, 2019, $5.1 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $18.1 million was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet. As of December 31, 2018, the total fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet.

The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2019, we were in compliance with this financial condition covenant and all other covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool which totals a sufficient amount for partnership distributions for the foreseeable future. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of December 31, 2019.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

In accordance with our debt provisions, on November 6, 2019, we announced the declaration of a distribution of $0.935 per limited partner unit, which was paid on December 17, 2019. Also, on February 19, 2020, we announced the declaration of a distribution of $0.935 per limited partner unit, which will be payable on March 17, 2020.

Existing credit facilities and cash flows from operations are expected to be sufficient to meet working capital needs, debt service, partnership distributions and planned capital expenditures for the foreseeable future.

Contractual Obligations

The following table summarizes certain obligations (on an undiscounted basis) as of December 31, 2019:

	Payments Due by Period
(In thousands)	Total	2020	2021-2022	2023-2024	2025 - Thereafter
Long-term debt (1)	$2,837,523	$106,588	$218,610	$1,328,989	$1,183,336
Capital expenditures (2)	52,898	50,014	2,884	—	—
Lease & other obligations (3)	48,692	19,061	8,676	7,554	13,401
Total	$2,939,113	$175,663	$230,170	$1,336,543	$1,196,737

(1)
Represents maturities and mandatory payments on long-term debt obligations, fixed interest on senior notes, variable interest on term debt assuming LIBOR interest rates as of December 31, 2019, and the impact of our various derivative contracts (see Note 7).

(2)
Represents contractual obligations in place at year-end for the purchase of new rides, facilities, and attractions. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2019.

(3)
Represents contractual lease obligations and merchandise and games purchase obligations, including contracted royalty payments, in place at year-end. Obligations not denominated in U.S. dollars have been converted based on the currency exchange rates as of December 31, 2019.

Off-Balance Sheet Arrangements

We had $15.4 million of letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of December 31, 2019. We have no other significant off-balance sheet financing arrangements.

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

We manage interest rate risk using a combination of fixed-rate long-term debt, interest rate swaps that fix a portion of our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. Translation exposures regarding our Canadian operations are not hedged.

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the consolidated statements of operations and comprehensive income. Additionally, the "Other comprehensive income (loss)" related to interest rate swaps that have been de-designated is amortized through the original maturity of the interest rate swap and reported as a component of "Net effect of swaps" in the consolidated statements of operations and comprehensive income.

As of December 31, 2019, on an adjusted basis after giving effect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1.95 billion of our outstanding long-term debt represented fixed-rate debt and $229.4 million represented variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $34.7 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.6 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.1 million decrease in annual operating income.

Impact of Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could not be passed along to our guests. In particular, most of our employees are seasonal and are paid hourly rates which are consistent with federal and state minimum wage laws. In addition, increases in full-time labor, supplies, taxes, and utility expenses could have an impact on our operating results. Historically, we have been able to pass along cost increases to guests through increases in admission, food, merchandise and other prices, and we believe that we will continue to have the ability to do so over the long term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly operating results for 2019 and 2018 are presented in the table below:

Unaudited (In thousands, except per unit amounts)	Net revenues	Operating income (loss)	Net income (loss)	Net income (loss) per limited partner unit-basic	Net income (loss) per limited partner unit-diluted
2019 (1)
1st Quarter	$66,977	$(84,939)	$(83,673)	$(1.49)	$(1.49)
2nd Quarter	436,190	102,244	63,298	1.12	1.11
3rd Quarter	714,512	275,322	189,955	3.36	3.34
4th Quarter	257,246	16,812	2,785	0.05	0.05
	$1,474,925	$309,439	$172,365	3.06	3.03
2018
1st Quarter	$54,727	$(75,647)	$(83,400)	$(1.49)	$(1.49)
2nd Quarter	380,316	68,249	19,243	0.34	0.34
3rd Quarter	663,703	258,572	213,307	3.79	3.76
4th Quarter	249,784	39,345	(22,497)	(0.40)	(0.40)
	$1,348,530	$290,519	$126,653	2.25	2.23

(1)
The quarterly results for 2019 are not directly comparable with the quarterly results for 2018 due to the timing of the fiscal quarter closes. Furthermore, the third and fourth quarter of 2019 include the results from the operations of the Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston acquired on July 1, 2019 (see Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of
Cedar Fair, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Management's Report on Internal Control over Financial Reporting management excluded from its assessment the internal control over financial reporting for the two acquisitions completed in July 2019, and whose financial statements constitute 11.4% and 3.1% of total assets and net revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at those locations.

Basis for Opinions
The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition related to Deferred Revenue - Refer to Notes 2 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Partnership defers revenue for season-long products sold in the current year for use in the subsequent season for admissions, dining, beverages and other products and recognizes revenues based on an estimated number of uses expected for each type of product. The Partnership estimates a redemption rate for each multi-use product using historical and forecasted uses at each park. Revenue is then recognized on a per-usage basis determined by the selling price of the multi-use product and the estimated uses of that product. During the third quarter of 2019, management began selling season-long admission multi-use products for the 2020 operating season. These products included providing the customer park access for the remainder of the 2019 operating season. The total year end deferred revenue balance as of December 31, 2019 was $151.4 million.

Auditing the amount of deferred revenue associated with the season-long multi-use products that should be recognized in revenue in each fiscal year required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the estimated park use projections and the recognition of revenue from deferred revenue included the following, among others:

•	We tested the effectiveness of controls over revenue recognition related to multi-use products.

•	We tested the completeness and accuracy of the year end deferred revenue balance.

•	We evaluated the reasonableness of the year-over-year change in deferred revenue.

•	We tested whether revenue relating to the current fiscal year was appropriately recognized.

Schlitterbahn Acquisition - Refer to Note 3 to the consolidated financial statements
Critical Audit Matter Description
On July 1, 2019, the Partnership completed the acquisition of two water parks and one resort in Texas, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn"), for a cash purchase price of $257.7 million. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated relative fair values at the date of acquisition. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future cash flows, discount rates, projected revenue, and current market interest rates.

Auditing the fair value of the property and equipment and trade names acquired required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the relative fair value of the property and equipment and trade names acquired for Schlitterbahn included the following, among others:

•	We tested the effectiveness of controls over the valuation methodology for estimating the fair value of assets acquired.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) reasonableness of the valuation assumptions, including testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing our estimates to those used by management, and (3) cost to replace certain assets, including external trend factors.

•	We tested management's projections by comparing the assumptions used in the valuation models to external market sources, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 21, 2020

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$182,252	$105,349
Receivables	63,106	51,518
Inventories	32,902	30,753
Other current assets	15,921	12,589
	294,181	200,209
Property and Equipment:
Land	441,038	268,411
Land improvements	460,534	434,501
Buildings	816,780	732,666
Rides and equipment	1,907,544	1,813,489
Construction in progress	70,731	77,716
	3,696,627	3,326,783
Less accumulated depreciation	(1,855,019)	(1,727,345)
	1,841,608	1,599,438
Goodwill	359,654	178,719
Other Intangibles, net	59,899	36,376
Right-of-Use Asset	14,324	—
Other Assets	11,479	9,441
	$2,581,145	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$5,625
Accounts payable	29,344	23,314
Deferred revenue	151,377	107,074
Accrued interest	21,442	7,927
Accrued taxes	39,237	29,591
Accrued salaries, wages and benefits	29,549	18,786
Self-insurance reserves	24,665	24,021
Other accrued liabilities	21,024	18,381
	324,138	234,719
Deferred Tax Liability	82,046	81,717
Derivative Liability	18,108	6,705
Lease Liability	10,600	—
Other Liabilities	10,336	11,058
Long-Term Debt:
Term debt	714,150	719,507
Notes	1,431,733	938,061
	2,145,883	1,657,568
Partners’ (Deficit) Equity:
Special L.P. interests	5,290	5,290
General partner	(1)	(1)
Limited partners, 56,666 and 56,564 units outstanding as of December 31, 2019 and December 31, 2018, respectively	(25,001)	5,845
Accumulated other comprehensive income	9,746	21,282
	(9,966)	32,416
	$2,581,145	$2,024,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2019	2018	2017
Net revenues:
Admissions	$795,271	$737,676	$734,060
Food, merchandise and games	473,499	433,315	422,469
Accommodations, extra-charge products and other	206,155	177,539	165,438
	1,474,925	1,348,530	1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	126,264	114,733	110,811
Operating expenses	642,200	584,350	558,102
Selling, general and administrative	222,252	193,333	193,770
Depreciation and amortization	170,456	155,529	153,222
Loss on impairment / retirement of fixed assets, net	4,931	10,178	12,728
Gain on sale of investment	(617)	(112)	(1,877)
	1,165,486	1,058,011	1,026,756
Operating income	309,439	290,519	295,211
Interest expense	100,364	85,687	85,603
Net effect of swaps	16,532	7,442	(45)
Loss on early debt extinguishment	—	1,073	23,121
(Gain) loss on foreign currency	(21,107)	36,254	(29,086)
Other income	(1,504)	(1,333)	(970)
Income before taxes	215,154	161,396	216,588
Provision for taxes	42,789	34,743	1,112
Net income	172,365	126,653	215,476
Net income allocated to general partner	2	1	2
Net income allocated to limited partners	$172,363	$126,652	$215,474

Net income	$172,365	$126,653	$215,476
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(11,536)	17,240	(14,849)
Cash flow hedging derivative activity	—	8,366	7,975
Other comprehensive (loss) income, (net of tax)	(11,536)	25,606	(6,874)
Total comprehensive income	$160,829	$152,259	$208,602
Basic income per limited partner unit:
Weighted average limited partner units outstanding	56,349	56,212	56,061
Net income per limited partner unit	$3.06	$2.25	$3.84
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	56,921	56,860	56,800
Net income per limited partner unit	$3.03	$2.23	$3.79

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity (Deficit)
Balance as of December 31, 2016	56,201	$52,288	$—	$5,290	$2,941	$60,519
Net income	—	215,474	2	—	—	215,476
Partnership distribution declared ($3.455 per unit)	—	(194,754)	(2)	—	—	(194,756)
Issuance of limited partnership units related to compensation	158	13,021	—	—	—	13,021
Tax effect of units involved in treasury unit transactions	—	(4,440)	—	—	—	(4,440)
Foreign currency translation adjustment, net of tax ($4,330)	—	—	—	—	(14,849)	(14,849)
Cash flow hedging derivative activity, net of tax ($1,484)	—	—	—	—	7,975	7,975
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net income	—	126,652	1	—	—	126,653
Partnership distribution declared ($3.595 per unit)	—	(203,197)	(2)	—	—	(203,199)
Issuance of limited partnership units related to compensation	205	2,940	—	—	—	2,940
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	(2,530)
Foreign currency translation adjustment, net of tax $3,862	—	—	—	—	17,240	17,240
Cash flow hedging derivative activity, net of tax ($1,094)	—	—	—	—	8,366	8,366
Reclassification of stranded tax effect	—	391	—	—	(391)	—
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net income	—	172,363	2	—	—	172,365
Partnership distribution declared ($3.710 per unit)	—	(210,009)	(2)	—	—	(210,011)
Issuance of limited partnership units related to compensation	102	8,183	—	—	—	8,183
Tax effect of units involved in treasury unit transactions	—	(1,383)	—	—	—	(1,383)
Foreign currency translation adjustment, net of tax ($2,161)	—	—	—	—	(11,536)	(11,536)
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172,365	$126,653	$215,476
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	170,456	155,529	153,222
Loss on early debt extinguishment	—	1,073	23,121
Non-cash foreign currency (gain) loss on debt	(22,307)	37,724	(30,912)
Non-cash equity-based compensation expense	11,910	11,243	13,434
Non-cash deferred income tax (benefit) expense	(4,106)	11,259	(35,770)
Other non-cash expenses	24,460	16,146	13,516
Change in operating assets and liabilities:
(Increase) decrease in receivables	(8,166)	(13,975)	(2,195)
(Increase) decrease in inventories	(211)	(1,203)	(3,332)
(Increase) decrease in other assets	(5,221)	148	(40)
Increase (decrease) in accounts payable	(1,107)	549	1,906
Increase (decrease) in deferred revenue	36,920	21,564	2,964
Increase (decrease) in accrued interest	13,414	(25)	(2,002)
Increase (decrease) in accrued taxes	8,547	(13,842)	(15,398)
Increase (decrease) in accrued salaries, wages and benefits	10,674	149	(8,004)
Increase (decrease) in self-insurance reserves	569	(959)	(2,055)
Increase (decrease) in other liabilities	(5,156)	(1,293)	7,248
Net cash from operating activities	403,041	350,740	331,179
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(330,662)	(189,816)	(188,150)
Acquisitions, net of cash acquired	(270,171)	—	—
Proceeds from sale of investment	617	112	3,281
Net cash for investing activities	(600,216)	(189,704)	(184,869)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Term debt borrowings	—	—	750,000
Note borrowings	500,000	—	500,000
Term debt payments	(5,625)	—	(617,850)
Note payments, including amounts paid for early termination	—	—	(515,458)
Distributions paid to partners	(210,011)	(203,199)	(194,756)
Payment of debt issuance costs and original issue discount	(8,262)	(2,543)	(19,809)
Exercise of limited partnership unit options	—	125	65
Tax effect of units involved in treasury unit transactions	(1,383)	(2,530)	(4,440)
Payments related to tax withholding for equity compensation	(4,250)	(8,428)	(4,173)
Net cash from (for) financing activities	270,469	(216,575)	(106,421)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,609	(5,357)	3,640
Net increase (decrease) for the year	76,903	(60,896)	43,529
Balance, beginning of year	105,349	166,245	122,716
Balance, end of year	$182,252	$105,349	$166,245

SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$85,596	$84,947	$85,975
Interest capitalized	3,001	2,864	2,524
Cash payments for income taxes, net of refunds	40,793	42,159	55,989
Capital expenditures in accounts payable	9,073	5,083	5,365
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2019, there were 56,666,418 outstanding limited partnership units listed on The New York Stock Exchange, net of 395,565 units held in treasury. As of December 31, 2018, there were 56,563,933 outstanding limited partnership units listed, net of 498,050 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. In accordance with the Partnership Agreement and restrictions within the Partnership's Amended 2017 Credit Agreement and prior credit agreements, the General Partner paid $3.710 per limited partner unit in distributions, or approximately $210.0 million in aggregate, in 2019.

(2) Summary of Significant Accounting Policies:
We use the following policies in preparing of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances are eliminated in consolidation.

Foreign Currency
The U.S. dollar is our reporting currency and the functional currency for most of our operations. The financial statements of our Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in partners' equity. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in income. Foreign currency (gains) losses for the periods presented were as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated debt held in Canada	$(22,307)	$37,724	$(30,912)
Loss (gain) on other transactions	1,200	(1,470)	1,826
(Gain) loss on foreign currency	$(21,107)	$36,254	$(29,086)

Segment Reporting
Our properties operate autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In addition to reviewing and evaluating performance of the business at the property level, the structure of our management incentive compensation systems is centered on the operating results of each property as an integrated operating unit. Therefore, each property represents a separate operating segment of our business with the exception of the Schlitterbahn parks, which are aggregated into one segment. Although we manage our properties with a high degree of autonomy, each property offers and markets a similar collection of products and services to similar customers. In addition, the properties have similar economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating costs and operating profit. Therefore, we operate within a single reportable segment of amusement/water parks with accompanying resort facilities.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, or an exit price. Inputs to valuation techniques used to measure fair value may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, a hierarchal disclosure framework ranks the quality and reliability of information used to determine fair values. The three broad levels of inputs defined by the fair value hierarchy are as follows:

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recognized or disclosed at fair value on a recurring basis include our derivatives, debt and short-term investments.

Cash and Cash Equivalents
We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
Our inventories primarily consist of purchased products, such as merchandise and food, for sale to our customers. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods of accounting at the park level.

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $169.8 million in 2019, $154.9 million in 2018, and $152.5 million in 2017.

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

Goodwill
Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to reporting units and goodwill impairment tests are performed at the reporting unit level. We performed our annual goodwill impairment test as of the first days of the fourth quarter for 2019 and 2018, respectively, and concluded there was no impairment of the carrying value of goodwill in either period.

We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the fair value of the reporting unit. The fair value of a reporting unit is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses a reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If an impairment is identified, an impairment charge is recognized for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Other Intangible Assets
Our finite-lived intangible assets consist primarily of license and franchise agreements. These intangible assets are amortized over the life of the agreement, ranging from two to twenty years.

Our infinite-lived intangible assets consist of trade names. Our trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, we calculate the fair value of the trade name using a relief-from-royalty model. We assess the indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances, and adjustments are made as necessary. As of December 31, 2019 and December 31, 2018, the accrued self-insurance reserves totaled $24.7 million and $24.0 million, respectively.

Derivative Financial Instruments
We are exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, we may enter into derivative transactions pursuant to our overall financial risk management program. We do not use derivative financial instruments for trading purposes. As of December 31, 2019, we have no derivatives designated as cash flow hedges. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps".

Leases
We have commitments under various operating leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is our incremental borrowing rate as the rate implicit in most of our leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, we do not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less and have elected to not separate lease components from non-lease components. The current portion of our lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheet.

Revenue Recognition and related receivables and contract liabilities
As disclosed within the consolidated statements of operations and comprehensive income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized daily based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for expected usage. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are sold beginning in August of the year preceding the operating season. Season-long products may be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current.

Except for the non-current deferred revenue described above, our contracts with customers have an original duration of one year or less. For these short-term contracts, we use the practical expedient applicable to such contracts and have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue. Further, we have elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, we have elected not to adjust consideration for the effects of significant financing components of our installment purchase plans because the terms of these plans do not exceed one year.

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Advertising expense totaled $67.9 million in 2019, $65.5 million in 2018 and $63.9 million in 2017. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets.

Equity-Based Compensation
We measure compensation cost for all equity-based awards at fair value on the date of grant. We recognize the compensation cost over the service period. We recognize forfeitures as they occur.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision (benefit) for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

Neither financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that we must perform annually for our partners. Net income from the Partnership is not treated as passive income for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

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

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousands, except per unit amounts)	2019	2018	2017
Basic weighted average units outstanding	56,349	56,212	56,061
Effect of dilutive units:
Deferred units (Note 9)	50	48	42
Performance units (Note 9)	118	135	188
Restricted units (Note 9)	275	312	324
Unit options (Note 9)	129	153	185
Diluted weighted average units outstanding	56,921	56,860	56,800
Net income per unit - basic	$3.06	$2.25	$3.84
Net income per unit - diluted	$3.03	$2.23	$3.79

Adopted Accounting Pronouncements
We adopted Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02") effective January 1, 2019 using the modified retrospective approach, which requires application of the new standard at the adoption date. The ASU requires the recognition of lease assets and lease liabilities within the balance sheet by lessees for operating leases, as well as requires additional disclosures in the consolidated financial statements regarding the amount, timing, and uncertainty of cash flows arising from leases. The ASU does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, nor does the ASU significantly change the accounting applied by a lessor. The adoption of the standard resulted in the recognition of right-of-use assets and corresponding lease liabilities for the Santa Clara land lease, as well as our other operating leases, of $73.5 million and the addition of required disclosures (see Note 12). We elected not to reassess: whether any expired or existing contracts are or contain leases; the lease classification of any expired or existing leases; and the initial direct costs for any existing leases. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, our remaining lease commitments were immaterial to the consolidated financial statements. However, we assumed lease commitments when we completed the acquisition of the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston on July 1, 2019 (see Note 3). In particular, we assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million during the third quarter of 2019.

New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASC 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We anticipate adopting ASU 2016-13 during the first quarter of 2020 and do not anticipate the standard to have a material effect on the consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing specific exceptions and clarifying and amending existing guidance under Topic 740, Income Taxes. ASU 2019-12 is effective for fiscal years after December 15, 2020 and interim periods within those years. Early adoption is permitted, including adoption in any interim period, but all amendments must be adopted in the same period. The allowable adoption methods differ under the various amendments. We are in the process of evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

(3) Acquisitions:
On July 1, 2019, we completed the acquisition of two water parks and one resort in Texas, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn parks"), for a cash purchase price of $257.7 million. The acquisition increases our presence in growing and attractive markets and further diversifies our portfolio of properties. The Schlitterbahn parks are included within our single reportable segment of amusement/water parks with accompanying resort facilities.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $178.0 million, property and equipment of $58.1 million, an indefinite-lived trade name of $23.2 million, covenants not to complete of $0.2 million and a net working capital deficit of $3.3 million were recorded. We also assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million (see Note 12). All goodwill is expected to be deductible for income tax purposes.

The results of the Schlitterbahn parks' operations from the date of acquisition, including $42.5 million of net revenues and $12.0 million of net income, are included within the consolidated statement of operations and comprehensive income for the year ended December 31, 2019. Related acquisition transaction costs totaled $7.0 million for the year ended December 31, 2019 and are included within "Selling, general and administrative expenses". If we had acquired the Schlitterbahn parks on January 1, 2018, our results for the year ended December 31, 2019 would have included net revenues and net income of approximately $69 million and $11 million, respectively. Comparable results for the year ended December 31, 2018 would have included net revenues and net income of approximately $66 million and $14 million, respectively.

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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented:

	Years Ended December 31,
(In thousands)	2019	2018
In-park revenues	$1,349,903	$1,235,742
Out-of-park revenues	168,708	152,216
Concessionaire remittance	(43,686)	(39,428)
Net revenues	$1,474,925	$1,348,530

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is at its highest immediately prior to the peak summer season, and at its lowest at the beginning of the calendar year following the close of our parks' operating seasons, as well as at the end of the third quarter after the peak summer season and at the beginning of the selling season for the next year's products. Season-long products represent most of the deferred revenue balance in any given period.

Of the $107.1 million of deferred revenue recorded as of January 1, 2019, all of the deferred revenue was recognized by December 31, 2019 except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. The difference in the opening and closing balances of the deferred revenue balance in the current period was attributable to additional season-long product sales during the current year for the 2020 operating season.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of December 31, 2019 and December 31, 2018, we recorded a $3.4 million and $2.6 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(5) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the consolidated financial statements.

Non-operating assets are evaluated for impairment based on changes in market conditions. When changes in market conditions are observed, impairment is estimated using a market-based approach. If the estimated fair value of the non-operating assets is less than their carrying value, an impairment charge is recorded for the difference.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. In the fourth quarter of 2017, we recorded a $7.6 million impairment charge related to the Wildwater Kingdom acreage based on information from ongoing marketing activities. The amount was recorded in "Loss on impairment / retirement of fixed assets, net" in the consolidated statement of operations and comprehensive income. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the consolidated balance sheets ($9.0 million as of December 31, 2019 and 2018).

(6) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names are reviewed for impairment annually, or more frequently if indicators of impairment exist. We performed our annual impairment test as of the first days of the fourth quarter in 2019 and 2018, respectively, and concluded there was no impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

Changes in the carrying value of goodwill for the years ended December 31, 2019 and December 31, 2018 were:

(In thousands)	Goodwill
Balance as of December 31, 2017	$183,830
Foreign currency exchange translation	(5,111)
Balance as of December 31, 2018	178,719
Acquisition (see Note 3)	177,993
Foreign currency exchange translation	2,942
Balance as of December 31, 2019	$359,654

As of December 31, 2019 and December 31, 2018, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2019
Other intangible assets:
Trade names	—	$59,249	$—	$59,249
License / franchise agreements	10.9 years	3,583	(2,933)	650
Total other intangible assets		$62,832	$(2,933)	$59,899

December 31, 2018
Other intangible assets:
Trade names	—	$35,394	$—	$35,394
License / franchise agreements	6.9 years	3,379	(2,397)	982
Total other intangible assets		$38,773	$(2,397)	$36,376

Other intangible assets as of December 31, 2019 included $23.2 million for the Schlitterbahn trade name acquired on July 1, 2019 (see Note 3). The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets for 2019, 2018 and 2017 was immaterial and is expected to be immaterial going forward.

(7) Long-Term Debt:
Long-term debt as of December 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	December 31, 2019	December 31, 2018
U.S. term loan averaging 4.01% in 2019; 3.83% in 2018 (due 2017-2024) (1)	$729,375	$735,000
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000
2027 U.S. fixed rate notes at 5.375%	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	—
	2,179,375	1,685,000
Less current portion	(7,500)	(5,625)
	2,171,875	1,679,375
Less debt issuance costs and original issue discount	(25,992)	(21,807)
	$2,145,883	$1,657,568

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 8).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement. The $1.03 billion amended and restated credit agreement (the "2017 Credit Agreement") includes a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID") and resulted in the write-off of debt issuance costs of $1.1 million which was recorded as a loss on early debt extinguishment during the first quarter of 2018. The senior secured term loan facility matures April 15, 2024 and $7.5 million is payable annually. The minimum annual maturities are as follows:

(In thousands)	2020	2021	2022	2023	2024	2025 and beyond	Total
U.S. term loan	$7,500	$7,500	$7,500	$7,500	$699,375	$—	$729,375

As of December 31, 2019, there were $7.5 million of current maturities outstanding. We may prepay some or all of our term debt without premium or penalty at any time. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all the assets of the Partnership.

The senior secured revolving credit facility under the Amended 2017 Credit Agreement has a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and provides for the issuance of documentary and standby letters of credit. As of December 31, 2019 and December 31, 2018, no amounts were outstanding under the revolving credit facility and standby letters of credit totaled $15.4 million. After letters of credit, we had $259.6 million of available borrowings under our revolving credit facility as of December 31, 2019 and December 31, 2018. The maximum outstanding revolving credit facility balance during 2019 was $150 million. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Notes
In June 2014, we issued $450 million of 5.375% senior unsecured notes ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, concurrently with amending and restating our credit facilities, we issued $500 million of 5.375% senior unsecured notes in 2027 ("2027 senior notes"). The net proceeds from the offering of the 2027 senior notes, together with borrowings under the 2017 Credit Agreement, were used to redeem all of our 5.25% senior unsecured notes due 2021 ("2021 senior notes"), and pay accrued interest and transaction fees and expenses, to repay in full all amounts outstanding under our existing credit facilities and for general corporate purposes. The redemption of the 2021 senior notes and repayments of the amounts outstanding under the existing credit facilities resulted in the write-off of debt issuance costs of $7.7 million and debt premium payments of $15.5 million. Accordingly, we recorded a loss on early debt extinguishment of $23.1 million during 2017.

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

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. The 2024 senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2027 and 2029 senior notes and co-borrowers of the senior secured credit facilities. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). There are no non-guarantor subsidiaries.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Amended 2017 Credit Agreement includes a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio is set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of December 31, 2019, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool which totals a sufficient amount for partnership distributions for the foreseeable future. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of December 31, 2019.

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

We have four interest rate swap agreements that mature on December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. We also have four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair value of our swap portfolio for the periods presented were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate swaps	$(23,237)	$(6,705)

As of December 31, 2019, $5.1 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $18.1 million was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet. As of December 31, 2018, the total fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet.

Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income. The amounts that were previously recorded as a component of accumulated other comprehensive income ("AOCI") prior to de-designation are reclassified to earnings, and a corresponding realized gain or loss is recognized when the forecasted cash flow occurs. As a result of the first quarter 2016 amendments, the previously existing interest rate swap agreements were de-designated, and the amounts previously recorded in AOCI were amortized into earnings through the original December 31, 2018 maturity date. Therefore, all losses in AOCI related to the effective cash flow hedge contracts prior to de-designation have been reclassified to earnings as of December 31, 2018.

The (gains) losses recognized in net income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" for the periods presented as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Change in fair market value	$16,532	$(2,017)	$(9,504)
Amortization of amounts in AOCI	—	9,459	9,459
Net effect of swaps	$16,532	$7,442	$(45)

(9) Partners' Equity and Equity-Based Compensation:
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

Equity-Based Incentive Plan
The 2016 Omnibus Incentive Plan was approved by our unitholders in June 2016 and allows the awarding of up to 2.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management and other key employees. The 2016 Omnibus Incentive Plan superseded the 2008 Omnibus Incentive Plan which was approved by our unitholders in May 2008 and allowed the awarding of up to 2.5 million unit options and other forms of equity. Outstanding awards under the 2008 Omnibus Incentive Plan continue to be in effect and are governed by the terms of that plan. The 2016 Omnibus Incentive Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2016 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and unrestricted unit awards. The awards granted by the Compensation Committee fall into two categories, Awards Payable in Cash or Equity, and Awards Payable in Equity. The impact of these awards is more fully described below.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive income within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Awards Payable in Cash or Equity
Performance units	$—	$—	$507
Deferred units	611	(266)	627
Awards Payable in Equity
Performance units	5,535	5,413	8,822
Restricted units	6,375	5,830	4,612
Total equity-based compensation expense	$12,521	$10,977	$14,568

Awards Payable in Cash or Equity

Performance Units
During the year ended December 31, 2019, no performance units payable in cash or equity were awarded. The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year period and these awards can be settled with cash, limited partnership units, or a combination of both as determined by the Compensation Committee, after the end of the performance period. Certain of these types of performance units were awarded in prior years. The effect of these outstanding performance unit awards for which the performance condition had been met has been included in the diluted earnings per unit calculation, as a portion of the awards were paid in limited partnership units. The effect of these outstanding performance unit awards for which the performance condition had not been met has been excluded from the diluted earnings per unit calculation. We had settled all outstanding performance unit awards payable in cash or equity in 2017.

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2018	56	$54.21
Granted (1)	3	$54.17
Forfeited	—	—
Settled	(10)	54.45
Outstanding deferred units at December 31, 2019	49	$54.16

(1) Includes 3 distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2019, the market value of the deferred units was $2.7 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2019, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2018	379	$56.86
Granted (1)	131	$55.63
Forfeited	(14)	$58.10
Vested	(101)	$57.00
Unvested performance units at December 31, 2019	395	$56.36

(1) Includes 21 forfeitable distribution-equivalent units

The number of performance units issuable under these awards are contingently based upon certain performance targets over a three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units generally are paid out in the first quarter following the performance period in limited partnership units. The effect of these types of outstanding performance unit awards, for which the performance conditions have been met, have been included in the diluted earnings per unit calculation.

As of December 31, 2019, unamortized compensation expense related to these unvested performance unit awards was $10.6 million, which is expected to be amortized over a weighted average period of 2.4 years. The fair value of the performance units is based on the unit price the day before the date of grant along with reinvested forfeitable distribution-equivalent units. We assess the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2018	310	$57.85
Granted	77	$55.44
Forfeited	(6)	$57.02
Vested	(71)	$58.60
Unvested restricted units at December 31, 2019	310	$57.07

Most of the restricted units vest over a three-year period, and the restrictions on these units lapse upon vesting. In addition, of the unvested restricted units at December 31, 2019, 32,154 units vest following a two-year cliff vesting period and 82,500 units vest following a three-year cliff vesting period. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, are payable in cash. As of December 31, 2019, the amount of forfeitable distribution equivalents accrued totaled $1.8 million; $1.0 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.7 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2019, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $8.4 million, which is expected to be amortized over a weighted average period of 2.2 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	368	$34.51
Exercised	(7)	35.97
Options outstanding at December 31, 2019	362	$34.49
Options exercisable, end of year	362	$34.49	2.8 years	$7,575

Unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vest over three years and have a maximum term of ten years. As of December 31, 2019, we had 361,546 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The range of exercise prices of unit options outstanding was $29.53 to $36.95 as of December 31, 2019. The total intrinsic value of unit options exercised during the years ended December 31, 2019, 2018 and 2017 were $0.1 million, $0.2 million, and $0.7 million, respectively.

We have a policy of issuing limited partnership units from treasury to satisfy unit option exercises and we expect our treasury unit balance to be sufficient for 2020 based on estimates of unit option exercises for that period.

(10) Retirement Plans:
We have trusteed, noncontributory retirement plans for most of our full-time employees. Contributions are discretionary and amounts accrued were approximately $4.7 million, $4.2 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, we have a trusteed, contributory retirement plan for most of our full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit. Matching contributions, net of forfeitures, approximated $3.1 million, $2.6 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In addition, approximately 250 employees are covered by union-sponsored, multi-employer pension plans for which approximately $2.0 million, $1.8 million and $1.8 million were contributed for the years ended December 31, 2019, 2018 and 2017, respectively. We have no plans to withdraw from any of the multi-employer plans.

(11) Income and Partnership Taxes:
Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of income taxes payable by Cedar Fair, L.P. and its corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the "Provision for taxes" includes amounts for both the PTP tax and for federal, state, local and foreign income taxes.

The 2019 tax provision totaled $42.8 million, which consisted of a $12.1 million provision for the PTP tax and a $30.7 million provision for income taxes. This compares with the 2018 tax provision of $34.7 million, which consisted of an $11.6 million provision for the PTP tax and a $23.1 million provision for income taxes, and the 2017 tax provision of $1.1 million, which consisted of an $11.1 million provision for the PTP tax and a $10.0 million benefit for income taxes. The calculation of the tax provision involves significant estimates and assumptions. Actual results could differ from those estimates.

Significant components of income before taxes for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Domestic	$167,510	$185,749	$171,382
Foreign	47,644	(24,353)	45,206
Total income before taxes	$215,154	$161,396	$216,588

The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Income taxes:
Current federal	$22,745	$2,682	$18,640
Current state and local	6,261	4,901	4,631
Current foreign	5,759	4,301	2,501
Total current	34,765	11,884	25,772
Deferred federal, state and local	(5,953)	15,525	(41,133)
Deferred foreign	1,847	(4,266)	5,363
Total deferred	(4,106)	11,259	(35,770)
Total provision (benefit) for income taxes	$30,659	$23,143	$(9,998)

The provision (benefit) for income taxes for the corporate subsidiaries differs from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes in 2019 and 2018 (35% in 2017).

The sources and tax effects of the differences were as follows:

(In thousands)	2019	2018	2017
Income tax provision based on the U.S. federal statutory tax rate	$45,182	$33,893	$75,806
Partnership income not subject to corporate income tax	(14,031)	(16,403)	(23,644)
State and local taxes, net	4,906	5,278	4,878
Valuation allowance	196	2,321	(119)
Tax credits	(1,026)	(1,300)	(1,063)
Change in U.S. tax law	111	(8,730)	(54,171)
Foreign currency translation (gains) losses	(4,707)	7,949	(10,756)
Nondeductible expenses and other	28	135	(929)
Total provision (benefit) for income taxes	$30,659	$23,143	$(9,998)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2019 and December 31, 2018 were as follows:

(In thousands)	2019	2018
Deferred tax assets:
Compensation	$9,817	$5,899
Accrued expenses	3,864	3,932
Foreign tax credits	7,439	8,758
Tax attribute carryforwards	2,101	2,321
Derivatives	5,141	1,478
Foreign currency	6,230	8,965
Deferred revenue	2,402	2,521
Deferred tax assets	36,994	33,874
Valuation allowance	(6,606)	(6,410)
Net deferred tax assets	30,388	27,464
Deferred tax liabilities:
Property	(95,087)	(94,847)
Intangibles	(17,347)	(14,334)
Deferred tax liabilities	(112,434)	(109,181)
Net deferred tax liability	$(82,046)	$(81,717)

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the carryforward period for net operating losses and tax credits, prior experience of tax credit limitations, and management's long-term estimates of domestic and foreign source income.

As of December 31, 2019, we had recorded a $6.6 million valuation allowance related to an $7.4 million deferred tax asset for foreign tax credit carryforwards. We recognized a $0.2 million and $2.3 million increase in the valuation allowance during 2019 and 2018, respectively. The valuation allowance had previously been reduced by $0.1 million for the year ended December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), was signed into law. The Act included numerous tax law changes, including a reduction in the federal corporate income tax rate from 35% to 21%. As a result of the reduction in the federal corporate income tax rate, we recognized an $8.6 million and $6.1 million current income tax benefit for the years ended December 31, 2018 and December 31, 2017, respectively. The $8.6 million current income tax benefit for 2018 was attributable to the higher blended rate applied to net losses in the first quarter of 2018. The change in tax rates also required the remeasurement of deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of the remeasurement of the net deferred tax liability, we realized a provisional $49.2 million deferred tax benefit for the year ended December 31, 2017. An additional $1.3 million deferred tax benefit was realized for the year ended December 31, 2018. In addition, we are applying the final regulations that were enacted during October 2017 which impacts the recognition of foreign currency gains and losses for the purpose of calculating U.S. taxable income. The impact of these regulations and the Act resulted in a tax charge of $0.1 million in 2019 and tax benefits of $8.7 million and $54.2 million in 2018 and 2017, respectively.

As of December 31, 2019, we had $2.1 million of tax attribute carryforwards consisting entirely of the tax effect of state net operating loss carryforwards. Unused state net operating loss carryforwards will expire from 2020 to 2028. We expect to fully realize these tax attribute carryforwards. As such, no valuation allowance has been recorded relating to these tax attribute carryforwards.

We have recorded a deferred tax liability of $2.6 million and $0.5 million as of December 31, 2019 and December 31, 2018, respectively, to account for foreign currency translation adjustments in other comprehensive income.

Our unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

We are subject to taxation in the U.S., Canada and various state and local jurisdictions. Our tax returns are subject to examination by state and federal tax authorities. With few exceptions, we are no longer subject to examination by the major taxing authorities for tax years before 2015.

(12) Lease Commitments and Contingencies:
Lease Commitments
Prior to the second quarter of 2019, our most significant lease commitment was for the land on which California's Great America is located in the City of Santa Clara, which had an initial term through 2039 with renewal options through 2074. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million. Following the purchase, our remaining lease commitments were immaterial to the consolidated financial statements. However, we assumed lease commitments when we completed the acquisition of the Schlitterbahn parks on July 1, 2019 (see Note 3). In particular, we assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million during the third quarter of 2019. The Schlitterbahn Waterpark Galveston land lease has an initial term through 2024 with renewal options through 2049. In calculating the right-of-use asset and lease liability, we are reasonably certain to exercise renewal options through 2049 and the discount rate used represents the incremental borrowing rate if we were to acquire the land on the acquisition date, or July 1, 2019.

As a lessee, we have also entered into various operating leases for office space, office equipment, vehicles, and revenue-generating assets. As a lessor, we lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding income is being recognized over the life of the stadium. The annual lease income recognized is immaterial.

Total lease cost and related supplemental information for the year ended December 31, 2019 was as follows:

Year Ended
(In thousands, except for lease term and discount rate)	December 31, 2019
Operating lease expense	$5,623
Variable lease expense	1,579
Short-term lease expense	6,635
Sublease income	(244)
Total lease cost	$13,593

Weighted-average remaining lease term	16.7 years
Weighted-average discount rate	4.2%
Operating cash flows for operating leases	$5,494
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$5,512

Lease expense, which includes short-term rentals for equipment and machinery, totaled $16.5 million and $14.8 million for the years ended December 31, 2018 and December 31, 2017, respectively.
Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of December 31, 2019 are included below:

(In thousands)	December 31, 2019
Undiscounted cash flows
2020	$2,649
2021	1,804
2022	1,214
2023	989
2024	800
Thereafter	10,491
Total	$17,947

Present value of cash flows
Current lease liability	$2,171
Lease Liability	10,600
Total	$12,771

Difference between undiscounted cash flows and discounted cash flows	$5,176

Contingencies
We are a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements.

(13) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018 on a recurring basis as well as the fair values of other financial instruments:

(In thousands)			December 31, 2019		December 31, 2018
	Consolidated Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$275	$275	$511	$511
Interest rate swaps	Derivative Liability (2)	Level 2	$(23,237)	$(23,237)	$(6,705)	$(6,705)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(721,875)	$(725,484)	$(729,375)	$(707,494)
2024 senior notes	Long-Term Debt (1)	Level 1	$(450,000)	$(462,375)	$(450,000)	$(441,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(535,000)	$(500,000)	$(475,000)
2029 senior notes	Long-Term Debt (1)	Level 2	$(500,000)	$(539,375)	—	—

(1)
Carrying values of long-term debt balances are before reductions of debt issuance costs and original issue discount of $26.0 million and $21.8 million as of December 31, 2019 and December 31, 2018, respectively.

(2)	As of December 31, 2019, $5.1 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities".

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2019 or December 31, 2018.

(14) Changes in Accumulated Other Comprehensive Income ("AOCI"):
The following tables reflect the changes in accumulated other comprehensive income (loss) related to limited partners' equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

(In thousands)	Cash Flow Hedging Derivative Activity	Foreign Currency Translation	Total
Balance as of December 31, 2016	$(15,950)	$18,891	$2,941
Other comprehensive income before reclassifications, net of tax ($4,330)	—	(14,849)	(14,849)
Amounts reclassified from accumulated other comprehensive income, net of tax ($1,484)	7,975	—	7,975
Balance as of December 31, 2017	$(7,975)	$4,042	$(3,933)
Other comprehensive income before reclassifications, net of tax $3,862	—	17,240	17,240
Amounts reclassified from accumulated other comprehensive income, net of tax ($1,094)	8,366	—	8,366
Reclassification of stranded tax effect	(391)	—	(391)
Balance as of December 31, 2018	$—	$21,282	$21,282
Other comprehensive income before reclassifications, net of tax ($2,161)	—	(11,536)	(11,536)
Balance as of December 31, 2019	$—	$9,746	$9,746

Reclassifications Out of Accumulated Other Comprehensive Income
(In thousands)	Affected Income Statement Location	Years Ended December 31,
AOCI Component		2019	2018	2017
Interest rate contracts	Net effect of swaps	$—	$9,460	$9,459
Provision for taxes	Provision for taxes	—	(1,094)	(1,484)
Losses on cash flow hedges	Net of tax	$—	$8,366	$7,975

(15) Consolidating Financial Information of Guarantors and Issuers of 2024 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of our 2024 senior notes (see Note 7). The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum) that guarantees the senior secured credit facilities. There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$66,357	$116,428	$(533)	$182,252
Receivables	—	1,299	35,309	1,077,688	(1,051,190)	63,106
Inventories	—	—	2,786	30,116	—	32,902
Other current assets	182	1,269	541	13,929	—	15,921
	182	2,568	104,993	1,238,161	(1,051,723)	294,181
Property and Equipment, net	—	769	183,468	1,657,371	—	1,841,608
Investment in Park	641,068	1,356,149	292,744	246,629	(2,536,590)	—
Goodwill	674	—	61,382	297,598	—	359,654
Other Intangibles, net	—	—	13,682	46,217	—	59,899
Deferred Tax Asset	—	24,308	—	—	(24,308)	—
Right-of-Use Asset	—	—	157	14,167	—	14,324
Other Assets	—	—	38	11,441	—	11,479
	$641,924	$1,383,794	$656,464	$3,511,584	$(3,612,621)	$2,581,145
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	644,839	407,384	2,799	26,045	(1,051,723)	29,344
Deferred revenue	—	—	10,930	140,447	—	151,377
Accrued interest	7	5	2,054	19,376	—	21,442
Accrued taxes	448	1,656	2,819	34,314	—	39,237
Accrued salaries, wages and benefits	—	27,080	2,469	—	—	29,549
Self-insurance reserves	—	10,549	1,624	12,492	—	24,665
Other accrued liabilities	6,596	6,389	279	7,760	—	21,024
	651,890	454,376	22,974	246,621	(1,051,723)	324,138
Deferred Tax Liability	—	—	16,621	89,733	(24,308)	82,046
Derivative Liability	—	18,108	—	—	—	18,108
Lease Liability	—	—	125	10,475	—	10,600
Other Liabilities	—	935	—	9,401	—	10,336
Long-Term Debt:
Term debt	—	125,425	—	588,725	—	714,150
Notes	—	—	446,781	984,952	—	1,431,733
	—	125,425	446,781	1,573,677	—	2,145,883

Partners' (Deficit) Equity	(9,966)	784,950	169,963	1,581,677	(2,536,590)	(9,966)
	$641,924	$1,383,794	$656,464	$3,511,584	$(3,612,621)	$2,581,145

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$73,326	$32,715	$(692)	$105,349
Receivables	—	1,093	34,497	938,397	(922,469)	51,518
Inventories	—	—	2,135	28,618	—	30,753
Other current assets	179	1,411	5,462	10,544	(5,007)	12,589
	179	2,504	115,420	1,010,274	(928,168)	200,209
Property and Equipment, net	—	802	172,344	1,426,292	—	1,599,438
Investment in Park	601,706	1,182,345	262,462	218,575	(2,265,088)	—
Goodwill	674	—	58,440	119,605	—	178,719
Other Intangibles, net	—	—	13,030	23,346	—	36,376
Deferred Tax Asset	—	18,224	—	—	(18,224)	—
Other Assets	—	—	36	9,405	—	9,441
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$984	$—	$4,641	$—	$5,625
Accounts payable	565,472	359,953	2,430	18,620	(923,161)	23,314
Deferred revenue	—	—	8,460	98,614	—	107,074
Accrued interest	1	1	2,054	5,871	—	7,927
Accrued taxes	443	6,668	—	27,487	(5,007)	29,591
Accrued salaries, wages and benefits	—	17,552	1,234	—	—	18,786
Self-insurance reserves	—	10,214	1,433	12,374	—	24,021
Other accrued liabilities	3,318	4,903	136	10,024	—	18,381
	569,234	400,275	15,747	177,631	(928,168)	234,719
Deferred Tax Liability	—	—	12,425	87,516	(18,224)	81,717
Derivative Liability	909	5,796	—	—	—	6,705
Other Liabilities	—	1,169	—	9,889	—	11,058
Long-Term Debt:
Term debt	—	126,525	—	592,982	—	719,507
Notes	—	—	446,241	491,820	—	938,061
	—	126,525	446,241	1,084,802	—	1,657,568

Partners' Equity	32,416	670,110	147,319	1,447,659	(2,265,088)	32,416
	$602,559	$1,203,875	$621,732	$2,807,497	$(3,211,480)	$2,024,183

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$96,986	$369,633	$149,792	$1,370,420	$(511,906)	$1,474,925
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	12,848	113,416	—	126,264
Operating expenses	2	363,392	54,063	736,649	(511,906)	642,200
Selling, general and administrative	3,189	74,670	12,457	131,936	—	222,252
Depreciation and amortization	—	33	16,389	154,034	—	170,456
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(259)	5,190	—	4,931
Gain on sale of investment	—	(617)	—	—	—	(617)
	3,191	437,478	95,498	1,141,225	(511,906)	1,165,486
Operating income (loss)	93,795	(67,845)	54,294	229,195	—	309,439
Interest expense, net	26,356	20,833	23,856	27,286	—	98,331
Net effect of swaps	2,168	14,364	—	—	—	16,532
Gain on foreign currency	—	(2)	(21,105)	—	—	(21,107)
Other expense (income)	250	(79,875)	3,899	76,255	—	529
Income from investment in affiliates	(119,542)	(138,997)	(30,282)	(72,210)	361,031	—
Income before taxes	184,563	115,832	77,926	197,864	(361,031)	215,154
Provision (benefit) for taxes	12,198	(3,709)	5,717	28,583	—	42,789
Net income	$172,365	$119,541	$72,209	$169,281	$(361,031)	$172,365
Other comprehensive loss, (net of tax):
Foreign currency translation	(11,536)	—	(11,536)	—	11,536	(11,536)
Other comprehensive loss, (net of tax)	(11,536)	—	(11,536)	—	11,536	(11,536)
Total comprehensive income	$160,829	$119,541	$60,673	$169,281	$(349,495)	$160,829

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$103,687	$336,778	$124,506	$1,268,200	$(484,641)	$1,348,530
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,841	103,892	—	114,733
Operating expenses	—	328,709	47,551	692,731	(484,641)	584,350
Selling, general and administrative	2,301	67,582	10,586	112,864	—	193,333
Depreciation and amortization	—	33	15,273	140,223	—	155,529
Loss on impairment / retirement of fixed assets, net	—	—	221	9,957	—	10,178
Gain on sale of investment	—	(112)	—	—	—	(112)
	2,301	396,212	84,472	1,059,667	(484,641)	1,058,011
Operating income (loss)	101,386	(59,434)	40,034	208,533	—	290,519
Interest expense, net	23,339	18,331	23,988	18,514	—	84,172
Net effect of swaps	1,228	6,214	—	—	—	7,442
Loss on early debt extinguishment	—	187	—	886	—	1,073
Loss on foreign currency	—	51	36,203	—	—	36,254
Other expense (income)	250	(78,571)	4,196	74,307	—	182
(Income) loss from investment in affiliates	(61,484)	(62,244)	(24,329)	2,517	145,540	—
Income (loss) before taxes	138,053	56,598	(24)	112,309	(145,540)	161,396
Provision (benefit) for taxes	11,400	(4,886)	2,494	25,735	—	34,743
Net income (loss)	$126,653	$61,484	$(2,518)	$86,574	$(145,540)	$126,653
Other comprehensive income, (net of tax):
Foreign currency translation	17,240	—	17,240	—	(17,240)	17,240
Cash flow hedging derivative activity	8,366	2,813	—	—	(2,813)	8,366
Other comprehensive income, (net of tax)	25,606	2,813	17,240	—	(20,053)	25,606
Total comprehensive income	$152,259	$64,297	$14,722	$86,574	$(165,593)	$152,259

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$1,239,067	$(466,605)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	99,328	—	110,811
Operating expenses	—	313,654	44,990	666,063	(466,605)	558,102
Selling, general and administrative	3,007	67,872	10,497	112,394	—	193,770
Depreciation and amortization	—	33	15,654	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	12,072	—	12,728
Gain on sale of other assets	—	(1,877)	—	—	—	(1,877)
	3,007	379,682	83,280	1,027,392	(466,605)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	211,675	—	295,211
Interest expense, net	23,739	18,837	24,839	17,333	—	84,748
Net effect of swaps	(150)	105	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	(29,086)
Other expense (income)	250	(73,581)	3,460	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	206,029	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	(8,724)	—	1,112
Net income	$215,476	$160,928	$84,397	$214,753	$(460,078)	$215,476
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(14,849)	—	(14,849)	—	14,849	(14,849)
Cash flow hedging derivative activity	7,975	2,422	—	—	(2,422)	7,975
Other comprehensive (loss) income, (net of tax)	(6,874)	2,422	(14,849)	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$131,442	$(81,813)	$46,755	$307,257	$(600)	$403,041
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(129,111)	129,111	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	617
Acquisitions, net of cash acquired	—	—	—	(270,171)	—	(270,171)
Capital expenditures	—	—	(19,303)	(311,359)	—	(330,662)
Net cash from (for) investing activities	—	38,647	(19,303)	(710,641)	91,081	(600,216)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	79,328	49,783	—	—	(129,111)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(984)	—	(4,641)	—	(5,625)
Distributions paid to partners	(210,770)	—	—	—	759	(210,011)
Payment of debt issuance costs and original issue discount	—	—	—	(8,262)	—	(8,262)
Tax effect of units involved in treasury unit transactions	—	(1,383)	—	—	—	(1,383)
Payments related to tax withholding for equity compensation	—	(4,250)	—	—	—	(4,250)
Net cash from (for) financing activities	(131,442)	43,166	(38,030)	487,097	(90,322)	270,469
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,609	—	—	3,609
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the year	—	—	(6,969)	83,713	159	76,903
Balance, beginning of year	—	—	73,326	32,715	(692)	105,349
Balance, end of year	$—	$—	$66,357	$116,428	$(533)	$182,252

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$136,471	$11,057	$12,901	$191,056	$(745)	$350,740
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(67,861)	67,861	—
Proceeds from sale of investment	—	112	—	—	—	112
Capital expenditures	—	—	(19,976)	(169,840)	—	(189,816)
Net cash from (for) investing activities	—	112	(19,976)	(237,701)	67,861	(189,704)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	67,876	(15)	—	—	(67,861)	—
Distributions paid to partners	(204,347)	—	—	—	1,148	(203,199)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,222)	—	(2,543)
Exercise of limited partnership unit options	—	125	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	(2,530)
Payments related to tax withholding for equity compensation	—	(8,428)	—	—	—	(8,428)
Net cash for financing activities	(136,471)	(11,169)	—	(2,222)	(66,713)	(216,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,357)	—	—	(5,357)
CASH AND CASH EQUIVALENTS
Net decrease for the year	—	—	(12,432)	(48,867)	403	(60,896)
Balance, beginning of year	—	—	85,758	81,582	(1,095)	166,245
Balance, end of year	$—	$—	$73,326	$32,715	$(692)	$105,349

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,378	$(10,710)	$40,569	$209,780	$(1,838)	$331,179
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(278,051)	278,051	—
Proceeds from returns on investments	338,000	15,500	—	146,500	(500,000)	—
Proceeds from sale of investment	—	3,281	—	—	—	3,281
Capital expenditures	—	(25)	(10,160)	(177,965)	—	(188,150)
Net cash from (for) investing activities	338,000	18,756	(10,160)	(309,516)	(221,949)	(184,869)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	69,160	208,891	—	—	(278,051)	—
Payments for returns of capital	—	—	—	(500,000)	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	750,000
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	(515,458)
Distributions paid to partners	(196,524)	—	—	—	1,768	(194,756)
Payment of debt issuance costs and original issue discount	—	(1,326)	—	(18,483)	—	(19,809)
Exercise of limited partnership unit options	—	65	—	—	—	65
Tax effect of units involved in treasury unit transactions	—	(4,440)	—	—	—	(4,440)
Payments related to tax withholding for equity compensation	—	(4,173)	—	—	—	(4,173)
Net cash from (for) financing activities	(431,378)	(8,046)	(13,854)	123,140	223,717	(106,421)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,640	—	—	3,640
CASH AND CASH EQUIVALENTS
Net increase for the year	—	—	20,195	23,404	(70)	43,529
Balance, beginning of year	—	—	65,563	58,178	(1,025)	122,716
Balance, end of year	$—	$—	$85,758	$81,582	$(1,095)	$166,245

(16) Consolidating Financial Information of Guarantors and Issuers of 2027 and 2029 Senior Notes:
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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. In lieu of providing separate audited financial statements for the guarantor subsidiaries, the accompanying condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$66,357	$115,437	$991	$(533)	$182,252
Receivables	—	1,299	35,309	45,349	1,032,339	(1,051,190)	63,106
Inventories	—	—	2,786	25,413	4,703	—	32,902
Other current assets	182	1,269	541	12,617	1,312	—	15,921
	182	2,568	104,993	198,816	1,039,345	(1,051,723)	294,181
Property and Equipment, net	—	769	183,468	—	1,657,371	—	1,841,608
Investment in Park	641,068	1,356,149	292,744	2,141,806	246,629	(4,678,396)	—
Goodwill	674	—	61,382	186,381	111,217	—	359,654
Other Intangibles, net	—	—	13,682	—	46,217	—	59,899
Deferred Tax Asset	—	24,308	—	—	—	(24,308)	—
Right-of-Use Asset	—	—	157	13,460	707	—	14,324
Other Assets	—	—	38	2,470	8,971	—	11,479
	$641,924	$1,383,794	$656,464	$2,542,933	$3,110,457	$(5,754,427)	$2,581,145
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	644,839	407,384	2,799	19,553	6,492	(1,051,723)	29,344
Deferred revenue	—	—	10,930	112,544	27,903	—	151,377
Accrued interest	7	5	2,054	19,376	—	—	21,442
Accrued taxes	448	1,656	2,819	8,791	25,523	—	39,237
Accrued salaries, wages and benefits	—	27,080	2,469	—	—	—	29,549
Self-insurance reserves	—	10,549	1,624	10,797	1,695	—	24,665
Other accrued liabilities	6,596	6,389	279	5,853	1,907	—	21,024
	651,890	454,376	22,974	183,101	63,520	(1,051,723)	324,138
Deferred Tax Liability	—	—	16,621	—	89,733	(24,308)	82,046
Derivative Liability	—	18,108	—	—	—	—	18,108
Lease Liability	—	—	125	10,018	457	—	10,600
Other Liabilities	—	935	—	87	9,314	—	10,336
Long-Term Debt:
Term debt	—	125,425	—	588,725	—	—	714,150
Notes	—	—	446,781	984,952	—	—	1,431,733
	—	125,425	446,781	1,573,677	—	—	2,145,883

Partners' (Deficit) Equity	(9,966)	784,950	169,963	776,050	2,947,433	(4,678,396)	(9,966)
	$641,924	$1,383,794	$656,464	$2,542,933	$3,110,457	$(5,754,427)	$2,581,145

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$73,326	$30,663	$2,052	$(692)	$105,349
Receivables	—	1,093	34,497	36,242	902,155	(922,469)	51,518
Inventories	—	—	2,135	23,402	5,216	—	30,753
Other current assets	179	1,411	5,462	8,980	1,564	(5,007)	12,589
	179	2,504	115,420	99,287	910,987	(928,168)	200,209
Property and Equipment, net	—	802	172,344	—	1,426,292	—	1,599,438
Investment in Park	601,706	1,182,345	262,462	1,517,897	218,574	(3,782,984)	—
Goodwill	674	—	58,440	8,388	111,217	—	178,719
Other Intangibles, net	—	—	13,030	—	23,346	—	36,376
Deferred Tax Asset	—	18,224	—	—	—	(18,224)	—
Other Assets	—	—	36	417	8,988	—	9,441
	$602,559	$1,203,875	$621,732	$1,625,989	$2,699,404	$(4,729,376)	$2,024,183
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$984	$—	$4,641	$—	$—	$5,625
Accounts payable	565,472	359,953	2,430	14,995	3,625	(923,161)	23,314
Deferred revenue	—	—	8,460	74,062	24,552	—	107,074
Accrued interest	1	1	2,054	5,871	—	—	7,927
Accrued taxes	443	6,668	—	8,087	19,400	(5,007)	29,591
Accrued salaries, wages and benefits	—	17,552	1,234	—	—	—	18,786
Self-insurance reserves	—	10,214	1,433	10,308	2,066	—	24,021
Other accrued liabilities	3,318	4,903	136	5,471	4,553	—	18,381
	569,234	400,275	15,747	123,435	54,196	(928,168)	234,719
Deferred Tax Liability	—	—	12,425	—	87,516	(18,224)	81,717
Derivative Liability	909	5,796	—	—	—	—	6,705
Other Liabilities	—	1,169	—	87	9,802	—	11,058
Long-Term Debt:
Term debt	—	126,525	—	592,982	—	—	719,507
Notes	—	—	446,241	491,820	—	—	938,061
	—	126,525	446,241	1,084,802	—	—	1,657,568

Partners' Equity	32,416	670,110	147,319	417,665	2,547,890	(3,782,984)	32,416
	$602,559	$1,203,875	$621,732	$1,625,989	$2,699,404	$(4,729,376)	$2,024,183

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$96,986	$369,633	$149,792	$1,095,918	$402,256	$(639,660)	$1,474,925
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	12,848	94,639	18,777	—	126,264
Operating expenses	2	363,392	54,063	818,748	45,655	(639,660)	642,200
Selling, general and administrative	3,189	74,670	12,457	112,329	19,607	—	222,252
Depreciation and amortization	—	33	16,389	26	154,008	—	170,456
(Gain) loss on impairment / retirement of fixed assets, net	—	—	(259)	1,253	3,937	—	4,931
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	3,191	437,478	95,498	1,026,995	241,984	(639,660)	1,165,486
Operating income (loss)	93,795	(67,845)	54,294	68,923	160,272	—	309,439
Interest expense, net	26,356	20,833	23,856	67,128	(39,842)	—	98,331
Net effect of swaps	2,168	14,364	—	—	—	—	16,532
Gain on foreign currency	—	(2)	(21,105)	—	—	—	(21,107)
Other expense (income)	250	(79,875)	3,899	—	76,255	—	529
Income from investment in affiliates	(119,542)	(138,997)	(30,282)	—	(72,210)	361,031	—
Income before taxes	184,563	115,832	77,926	1,795	196,069	(361,031)	215,154
Provision (benefit) for taxes	12,198	(3,709)	5,717	1,795	26,788	—	42,789
Net income	$172,365	$119,541	$72,209	$—	$169,281	$(361,031)	$172,365
Other comprehensive loss, (net of tax):
Foreign currency translation	(11,536)	—	(11,536)	—	—	11,536	(11,536)
Other comprehensive loss, (net of tax)	(11,536)	—	(11,536)	—	—	11,536	(11,536)
Total comprehensive income	$160,829	$119,541	$60,673	$—	$169,281	$(349,495)	$160,829

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$103,687	$336,778	$124,506	$995,350	$382,569	$(594,360)	$1,348,530
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	10,841	85,698	18,194	—	114,733
Operating expenses	—	328,709	47,551	759,590	42,860	(594,360)	584,350
Selling, general and administrative	2,301	67,582	10,586	93,734	19,130	—	193,333
Depreciation and amortization	—	33	15,273	—	140,223	—	155,529
Loss on impairment / retirement of fixed assets, net	—	—	221	2,260	7,697	—	10,178
Gain on sale of investment	—	(112)	—	—	—	—	(112)
	2,301	396,212	84,472	941,282	228,104	(594,360)	1,058,011
Operating income (loss)	101,386	(59,434)	40,034	54,068	154,465	—	290,519
Interest expense, net	23,339	18,331	23,988	51,643	(33,129)	—	84,172
Net effect of swaps	1,228	6,214	—	—	—	—	7,442
Loss on early debt extinguishment	—	187	—	886	—	—	1,073
Loss on foreign currency	—	51	36,203	—	—	—	36,254
Other expense (income)	250	(78,571)	4,196	—	74,307	—	182
(Income) loss from investment in affiliates	(61,484)	(62,244)	(24,329)	—	2,517	145,540	—
Income (loss) before taxes	138,053	56,598	(24)	1,539	110,770	(145,540)	161,396
Provision (benefit) for taxes	11,400	(4,886)	2,494	1,539	24,196	—	34,743
Net income (loss)	$126,653	$61,484	$(2,518)	$—	$86,574	$(145,540)	$126,653
Other comprehensive income, (net of tax):
Foreign currency translation	17,240	—	17,240	—	—	(17,240)	17,240
Cash flow hedging derivative activity	8,366	2,813	—	—	—	(2,813)	8,366
Other comprehensive income, (net of tax)	25,606	2,813	17,240	—	—	(20,053)	25,606
Total comprehensive income	$152,259	$64,297	$14,722	$—	$86,574	$(165,593)	$152,259

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$104,080	$317,496	$127,929	$960,108	$395,745	$(583,391)	$1,321,967
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	11,483	80,942	18,386	—	110,811
Operating expenses	—	313,654	44,990	738,719	44,130	(583,391)	558,102
Selling, general and administrative	3,007	67,872	10,497	92,527	19,867	—	193,770
Depreciation and amortization	—	33	15,654	—	137,535	—	153,222
Loss on impairment / retirement of fixed assets, net	—	—	656	3,102	8,970	—	12,728
Gain on sale of investment	—	(1,877)	—	—	—	—	(1,877)
	3,007	379,682	83,280	915,290	228,888	(583,391)	1,026,756
Operating income (loss)	101,073	(62,186)	44,649	44,818	166,857	—	295,211
Interest expense, net	23,739	18,837	24,839	39,768	(22,435)	—	84,748
Net effect of swaps	(150)	105	—	—	—	—	(45)
Loss on early debt extinguishment	11,773	8,188	205	2,955	—	—	23,121
Gain on foreign currency	—	(25)	(29,061)	—	—	—	(29,086)
Other expense (income)	250	(73,581)	3,460	—	69,756	—	(115)
Income from investment in affiliates	(160,925)	(176,698)	(38,057)	—	(84,398)	460,078	—
Income before taxes	226,386	160,988	83,263	2,095	203,934	(460,078)	216,588
Provision (benefit) for taxes	10,910	60	(1,134)	2,095	(10,819)	—	1,112
Net income	$215,476	$160,928	$84,397	$—	$214,753	$(460,078)	$215,476
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(14,849)	—	(14,849)	—	—	14,849	(14,849)
Cash flow hedging derivative activity	7,975	2,422	—	—	—	(2,422)	7,975
Other comprehensive (loss) income, (net of tax)	(6,874)	2,422	(14,849)	—	—	12,427	(6,874)
Total comprehensive income	$208,602	$163,350	$69,548	$—	$214,753	$(447,651)	$208,602

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$131,442	$(81,813)	$46,755	$137,599	$169,658	$(600)	$403,041
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(129,111)	129,111	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Proceeds from sale of investment	—	617	—	—	—	—	617
Acquisitions, net of cash acquired	—	—	—	(270,171)	—	—	(270,171)
Capital expenditures	—	—	(19,303)	(269,751)	(41,608)	—	(330,662)
Net cash from (for) investing activities	—	38,647	(19,303)	(539,922)	(170,719)	91,081	(600,216)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	79,328	49,783	—	—	—	(129,111)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(984)	—	(4,641)	—	—	(5,625)
Distributions paid to partners	(210,770)	—	—	—	—	759	(210,011)
Payment of debt issuance costs and original issue discount	—	—	—	(8,262)	—	—	(8,262)
Tax effect of units involved in treasury unit transactions	—	(1,383)	—	—	—	—	(1,383)
Payments related to tax withholding for equity compensation	—	(4,250)	—	—	—	—	(4,250)
Net cash from (for) financing activities	(131,442)	43,166	(38,030)	487,097	—	(90,322)	270,469
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,609	—	—	—	3,609
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the year	—	—	(6,969)	84,774	(1,061)	159	76,903
Balance, beginning of year	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of year	$—	$—	$66,357	$115,437	$991	$(533)	$182,252

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM OPERATING ACTIVITIES	$136,471	$11,057	$12,901	$78,559	$112,497	$(745)	$350,740
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(67,861)	67,861	—
Proceeds from sale of investment	—	112	—	—	—	—	112
Capital expenditures	—	—	(19,976)	(126,104)	(43,736)	—	(189,816)
Net cash from (for) investing activities	—	112	(19,976)	(126,104)	(111,597)	67,861	(189,704)
CASH FLOWS FOR FINANCING ACTIVITIES
Intercompany payables (payments) receipts	67,876	(15)	—	—	—	(67,861)	—
Distributions paid to partners	(204,347)	—	—	—	—	1,148	(203,199)
Payment of debt issuance costs and original issue discount	—	(321)	—	(2,222)	—	—	(2,543)
Exercise of limited partnership unit options	—	125	—	—	—	—	125
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	—	(2,530)
Payments related to tax withholding for equity compensation	—	(8,428)	—	—	—	—	(8,428)
Net cash for financing activities	(136,471)	(11,169)	—	(2,222)	—	(66,713)	(216,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,357)	—	—	—	(5,357)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the year	—	—	(12,432)	(49,767)	900	403	(60,896)
Balance, beginning of year	—	—	85,758	80,430	1,152	(1,095)	166,245
Balance, end of year	$—	$—	$73,326	$30,663	$2,052	$(692)	$105,349

CEDAR FAIR, L.P.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$93,378	$(10,710)	$40,569	$48,979	$160,801	$(1,838)	$331,179
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(278,051)	278,051	—
Proceeds from returns on investments	338,000	15,500	—	—	146,500	(500,000)	—
Proceeds from sale of investment	—	3,281	—	—	—	—	3,281
Capital expenditures	—	(25)	(10,160)	(149,514)	(28,451)	—	(188,150)
Net cash from (for) investing activities	338,000	18,756	(10,160)	(149,514)	(160,002)	(221,949)	(184,869)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Intercompany payables (payments) receipts	69,160	208,891	—	—	—	(278,051)	—
Payments for returns of capital	—	—	—	(500,000)	—	500,000	—
Term debt borrowings	—	131,000	—	619,000	—	—	750,000
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(126,619)	(13,854)	(477,377)	—	—	(617,850)
Note payments, including amounts paid for early termination	(304,014)	(211,444)	—	—	—	—	(515,458)
Distributions paid to partners	(196,524)	—	—	—	—	1,768	(194,756)
Payment of debt issuance costs and original issue discount	—	(1,326)	—	(18,483)	—	—	(19,809)
Exercise of limited partnership unit options	—	65	—	—	—	—	65
Tax effect of units involved in treasury unit transactions	—	(4,440)	—	—	—	—	(4,440)
Payments related to tax withholding for equity compensation	—	(4,173)	—	—	—	—	(4,173)
Net cash from (for) financing activities	(431,378)	(8,046)	(13,854)	123,140	—	223,717	(106,421)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3,640	—	—	—	3,640
CASH AND CASH EQUIVALENTS
Net increase for the year	—	—	20,195	22,605	799	(70)	43,529
Balance, beginning of year	—	—	65,563	57,825	353	(1,025)	122,716
Balance, end of year	$—	$—	$85,758	$80,430	$1,152	$(1,095)	$166,245

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

In July 2019, we completed two acquisitions, see Note 3, that were excluded from management's assessment of internal control over financial reporting. On a combined basis, these acquisitions constitute 11.4% of total assets and 3.1% of net revenues as of and for the year ended December 31, 2019, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership (see Note 1).

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in May 2020 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and, if required, Delinquent Section 16(a) Reports.

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Information about our Executive Officers" in Item 1 of Part I and is incorporated herein by reference.

C. Code of Ethics and Certifications:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, we have adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available on the Internet at the Investor Relations section of our website (www.cedarfair.com).

We submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 28, 2019, stating that we were in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan (see Note 9) as of December 31, 2019:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,189,690	$34.49	2,266,473
Equity compensation plans not approved by unitholders	—	—	—
Total	1,189,690	$34.49	2,266,473

(1)	The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, as well as unit options outstanding.

(2)	The weighted average price in column (b) represents the weighted average price of 361,546 unit options outstanding. Performance awards and deferred unit awards are excluded from column (b).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	26
(ii)	Consolidated Balance Sheets - December 31, 2019 and 2018	28
(iii)	Consolidated Statements of Operations and Comprehensive Income - Years ended December 31, 2019, 2018, and 2017	29
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017	31
(v)	Consolidated Statements of Partners' Equity - Years ended December 31, 2019, 2018, and 2017	30
(vi)	Notes to Consolidated Financial Statements - December 31, 2019, 2018, and 2017	33

A. 2. Financial Statement Schedules

All schedules are omitted as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description

2.1
Asset Purchase Agreement by and among Millennium Operations LLC, Waterpark Management, Inc., Golden Seal Investments, Inc., Bad-Schloss, Inc., Liberty Partnership, Ltd., Henry Condo 1, Ltd., Henry-Walnut, Ltd., SVV I, LLC, KC Waterpark Management, LLC, Galveston Island Water Park, LP, Galveston Waterpark Management, Inc., Schlitterbahn Seller Rep, LLC, and Gary Henry and Jana Faber, dated as of June 12, 2019. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 10-Q (File No. 001-09444) filed August 7, 2019.

3.1	Cedar Fair, L.P. Certificate of Limited Partnership. Incorporated herein by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (File No. 333-172773) filed on March 11, 2011.
3.2	Regulations of Cedar Fair Management Inc. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 001-09444) filed November 4, 2011.
3.3
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated June 1, 2017 and that Second Amendment to Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., dated August 2, 2019. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-09444) filed August 7, 2019.

4.1
Indenture, dated as of June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.375% Senior Note due 2024). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-09444) filed on June 3, 2014.

4.2
Registration Rights Agreement, dated June 3, 2014, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Magnum Management Corporation, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-09444) filed on June 3, 2014.

4.3
Indenture, dated as of April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon Corporation, as trustee (including Form of 5.375% Senior Note due 2027). Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 13, 2017.

4.4
Registration Rights Agreement, dated April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 8-K (File No. 001-09444) filed on April 13, 2017.

4.5
Indenture, dated as of June  27, 2019, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.250% Senior Note due 2029). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 27, 2019.

4.6
Registration Rights Agreement, dated June 27, 2019, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K (File No. 001-09444) filed on June 27, 2019.

4.7	Description of Registrant's Securities.
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

10.3	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.4	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)
10.5	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed March 28, 2012. (+)

Exhibit Number	Description

10.6
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-09444) filed on May 9, 2014. (+)

10.7
Section 16 Officer Standard Form of Employment Contract (non-CEO) (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2015. (+)

10.8
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2016. (+)

10.9
Amended and Restated Employment Agreement, dated June 8, 2016, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 9, 2016. (+)

10.10	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 14, 2016. (+)
10.11	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed October 26, 2016. (+)
10.12	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed October 26, 2016. (+)
10.13
Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 13, 2017.

10.14
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on October 5, 2017. (+)

10.15
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A Ouimet. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on October 5, 2017. (+)

10.16
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Restricted Unit Award Declaration. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-09444) filed November 2, 2017. (+)

10.17
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 19, 2017. (+)

10.18
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Unit Award Declaration. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 23, 2018. (+)

10.19
Amendment No. 1, dated March 14, 2018, to Restatement Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on March 14, 2018.

10.20	Transition Agreement, dated December 18, 2019, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. (+)
21	Subsidiaries of Cedar Fair, L.P.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 21, 2020        By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	President and Chief Executive Officer	February 21, 2020
	Richard A. Zimmerman	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 21, 2020
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 21, 2020
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	February 21, 2020
Daniel J. Hanrahan

/S/	Gina D. France	Director	February 21, 2020
Gina D. France

/S/	D. Scott Olivet	Director	February 21, 2020
D. Scott Olivet

/S/	Matthew A. Ouimet	Director	February 21, 2020
Matthew A. Ouimet

/S/	Carlos A. Ruisanchez	Director	February 21, 2020
Carlos A. Ruisanchez

/S/	John M. Scott III	Director	February 21, 2020
John M. Scott III

/S/	Lauri M. Shanahan	Director	February 21, 2020
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 21, 2020
Debra Smithart-Oglesby