Form 10-Q
period 2020-03-29
CEDAR FAIR L P
filed 2020-05-06
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of May 1, 2020
Depositary Units (Representing Limited Partner Interests)	56,703,355

Page 1 of 46 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2020	December 31, 2019	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$26,295	$182,252	$60,272
Receivables	25,652	63,106	44,331
Inventories	7,394	32,902	42,629
Prepaid advertising	17,435	4,095	24,487
Other current assets	16,183	11,826	13,826
	92,959	294,181	185,545
Property and Equipment:
Land	435,677	441,038	269,813
Land improvements	457,922	460,534	437,241
Buildings	811,048	816,780	735,286
Rides and equipment	1,893,596	1,907,544	1,837,270
Construction in progress	114,740	70,731	102,072
	3,712,983	3,696,627	3,381,682
Less accumulated depreciation	(1,836,870)	(1,855,019)	(1,734,928)
	1,876,113	1,841,608	1,646,754
Goodwill	274,659	359,654	179,939
Other Intangibles, net	51,658	59,899	36,642
Right-of-Use Asset	13,688	14,324	72,594
Other Assets (See Note 1)	80,406	11,479	10,996
	$2,389,483	$2,581,145	$2,132,470
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,500	$7,500	$7,500
Accounts payable	39,000	29,344	47,254
Deferred revenue	30,381	151,377	151,336
Accrued interest	28,617	21,442	20,886
Accrued taxes	6,656	39,237	9,883
Accrued salaries, wages and benefits	16,866	29,549	13,996
Self-insurance reserves	25,127	24,665	23,579
Other accrued liabilities	23,692	21,024	19,745
	177,839	324,138	294,179
Deferred Tax Liability	59,021	82,046	82,518
Derivative Liability	34,298	18,108	13,083
Lease Liability	10,310	10,600	65,399
Non-Current Deferred Revenue (See Note 1)	164,137	9,401	9,767
Other Liabilities	806	935	547
Long-Term Debt:
Revolving credit loans	70,000	—	120,000
Term debt	714,685	714,150	718,168
Notes	1,432,601	1,431,733	938,407
	2,217,286	2,145,883	1,776,575
Partners’ Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(3)	(1)	(2)
Limited partners, 56,703, 56,666 and 56,587 units outstanding as of March 29, 2020, December 31, 2019 and March 31, 2019, respectively	(305,152)	(25,001)	(133,118)
Accumulated other comprehensive income	25,651	9,746	18,232
	(274,214)	(9,966)	(109,598)
	$2,389,483	$2,581,145	$2,132,470

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended
	March 29, 2020	March 31, 2019
Net revenues:
Admissions	$26,649	$33,217
Food, merchandise and games	19,947	24,704
Accommodations, extra-charge products and other	7,039	9,056
	53,635	66,977
Costs and expenses:
Cost of food, merchandise, and games revenues	6,385	7,649
Operating expenses	106,368	98,205
Selling, general and administrative	24,809	31,666
Depreciation and amortization	5,088	13,589
Loss on impairment / retirement of fixed assets, net	6,767	1,424
Loss on impairment of goodwill and other intangibles	88,181	—
Gain on sale of investment	—	(617)
	237,598	151,916
Operating loss	(183,963)	(84,939)
Interest expense	27,219	20,920
Net effect of swaps	19,779	6,379
Loss (gain) on foreign currency	34,202	(8,669)
Other (income) expense	(179)	89
Loss before taxes	(264,984)	(103,658)
Benefit for taxes	(49,007)	(19,985)
Net loss	(215,977)	(83,673)
Net loss allocated to general partner	(2)	(1)
Net loss allocated to limited partners	$(215,975)	$(83,672)

Net loss	$(215,977)	$(83,673)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	15,905	(3,050)
Other comprehensive income (loss), (net of tax)	15,905	(3,050)
Total comprehensive loss	$(200,072)	$(86,723)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,414	56,310
Net loss per limited partner unit	$(3.83)	$(1.49)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,414	56,310
Net loss per limited partner unit	$(3.83)	$(1.49)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net loss	—	(83,672)	(1)	—	—	(83,673)
Partnership distribution declared ($0.925 per unit)	—	(52,334)	—	—	—	(52,334)
Issuance of limited partnership units related to compensation	23	(1,536)	—	—	—	(1,536)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	(1,421)
Foreign currency translation adjustment, net of tax ($874)	—	—	—	—	(3,050)	(3,050)
Balance as of March 31, 2019	56,587	$(133,118)	$(2)	$5,290	$18,232	$(109,598)

Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(215,975)	(2)	—	—	(215,977)
Partnership distribution declared ($0.935 per unit)	—	(53,022)	—	—	—	(53,022)
Issuance of limited partnership units related to compensation	37	(9,413)	—	—	—	(9,413)
Tax effect of units involved in treasury unit transactions	—	(1,741)	—	—	—	(1,741)
Foreign currency translation adjustment, net of tax $2,851	—	—	—	—	15,905	15,905
Balance as of March 29, 2020	56,703	$(305,152)	$(3)	$5,290	$25,651	$(274,214)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 29, 2020	March 31, 2019
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(215,977)	$(83,673)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	5,088	13,589
Loss on impairment of goodwill and other intangibles	88,181	—
Non-cash foreign currency loss (gain) on debt	35,332	(9,438)
Non-cash equity based compensation expense	(4,827)	2,543
Non-cash deferred income tax benefit	(27,727)	(2,530)
Net effect of swaps	19,779	6,379
Other non-cash expenses	5,995	1,883
Changes in assets and liabilities:
(Increase) decrease in receivables	13,233	7,240
(Increase) decrease in inventories	(14,098)	(11,827)
(increase) decrease in other assets	(23,052)	(27,395)
Increase (decrease) in accounts payable	8,640	18,829
Increase (decrease) in deferred revenue	34,602	43,938
Increase (decrease) in accrued interest	7,580	12,856
Increase (decrease) in accrued taxes	(25,093)	(17,235)
Increase (decrease) in other liabilities	(12,795)	(11,901)
Net cash for operating activities	(105,139)	(56,742)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(58,032)	(53,397)
Proceeds from sale of investment	—	617
Net cash for investing activities	(58,032)	(52,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	70,000	120,000
Distributions paid to partners	(53,022)	(52,334)
Tax effect of units involved in treasury unit transactions	(1,741)	(1,421)
Payments related to tax withholding for equity compensation	(4,618)	(4,079)
Net cash from financing activities	10,619	62,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,405)	2,279
CASH AND CASH EQUIVALENTS
Net decrease for the period	(155,957)	(45,077)
Balance, beginning of period	182,252	105,349
Balance, end of period	$26,295	$60,272
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$19,342	$8,117
Interest capitalized	465	1,118
Cash payments for income taxes, net of refunds	4,000	176
Capital expenditures in accounts payable	11,365	9,382
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

(1) Significant Accounting and Reporting Policies:
Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. As of May 6, 2020, all our parks remain closed. Even after our parks are able to reopen, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic, including changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

We have taken steps to secure additional liquidity and address any potential debt covenant issues, in the event that the effects of the COVID-19 pandemic continue. These steps include reducing operating expenses, including labor costs; suspending $75 million to $100 million of non-essential capital expenditures planned for both the 2020 and 2021 operating seasons; and suspending quarterly distribution payments. In addition, subsequent to March 29, 2020, we issued senior secured notes and further amended the Amended 2017 Credit Agreement, including expanding our senior secured revolving credit facility capacity and revising certain financial covenants. See the Subsequent Event footnote at Note 15 for further details.

Management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates.

Prior to the COVID-19 pandemic, we had been preparing for our 2020 operating season. As of March 29, 2020, our working capital accounts were at normal seasonal levels, in particular receivables for our installment purchase plans, inventories and deferred revenue for season-long products. For purposes of preparing our financial statements, as of March 29, 2020, we estimated that some or all of our parks may remain closed throughout 2020 due to the imposition of external operating restrictions or due to the time it may take to implement additional hygiene protocols and prepare our parks for operation. As a result, we estimated that the following working capital amounts would be realized greater than 12 months from the balance sheet date and they have been classified as non-current as of March 29, 2020. These amounts represent our best estimate and include material assumptions, including the time frame to reopen our parks, which may differ materially as the COVID-19 pandemic and the related actions taken to contain its spread progress.

(In thousands)	Balance Sheet Location	March 29, 2020
Receivables	Other Assets	$23,968
Inventories	Other Assets	39,364
Prepaid advertising and other current assets	Other Assets	5,177
		$68,509

Deferred revenue (See Note 4)	Non-Current Deferred Revenue	$154,946

Significant Accounting and Reporting Policies
Except for the changes described below, our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which were included in the Form 10-K filed on February 21, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASC 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We adopted ASU 2016-13 as of January 1, 2020. The standard did not have an effect on the unaudited condensed consolidated financial statements.
New Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing specific exceptions and clarifying and amending existing guidance under Topic 740, Income Taxes. ASU 2019-12 is effective for fiscal years after December 15, 2020 and interim periods within those years. Early adoption is permitted, including adoption in any interim period, but all amendments must be adopted in the same period. The allowable adoption methods differ under the various amendments. We are in the process of evaluating the effect this standard will have on the unaudited condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We are in the process of evaluating the effect this standard will have on the unaudited condensed consolidated financial statements and related disclosures.

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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting and reporting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. If the COVID-19 pandemic prevents us from opening our parks during the second quarter of 2020, we anticipate recognizing depreciation and certain other operating costs, which are typically expensed over each park's operating season and which will still be incurred, over the calendar year instead of over each park's operating season. This change in accounting procedure would more accurately reflect incurred expense during this unprecedented shutdown.

(3) Acquisitions:
On July 1, 2019, we completed the acquisition of two water parks and one resort in Texas, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn parks"), for a cash purchase price of $257.7 million. The acquisition increased our presence in growing and attractive markets and further diversified our portfolio of properties. The Schlitterbahn parks are included within our single reportable segment of amusement/water parks with accompanying resort facilities.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $178.0 million, property and equipment of $58.1 million, an indefinite-lived trade name of $23.2 million, covenants not to compete of $0.2 million and a net working capital deficit of $3.3 million were recorded. We also assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million. All goodwill is expected to be deductible for income tax purposes.

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested the long-lived assets, goodwill and indefinite-lived intangible assets of the Schlitterbahn parks for impairment as of March 29, 2020. This resulted in impairment charges at the Schlitterbahn parks of $2.7 million for long-lived assets, $73.6 million for goodwill and $7.9 million for the Schlitterbahn trade name (see Note 5 and Note 6).

The results of the Schlitterbahn parks' operations, including $0.9 million of net revenues and $91.3 million of net loss, are included within the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 29, 2020. If we had acquired the Schlitterbahn parks on January 1, 2019, our results for the three months ended March 31, 2019 would have included net revenues and net loss of approximately $2 million and $6 million, respectively. Related acquisition transaction costs totaled $7.0 million for the third and fourth quarter of 2019 and were included within Selling, general and administrative expenses.

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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented:

	Three months ended
(In thousands)	March 29, 2020	March 31, 2019
In-park revenues	$43,027	$54,213
Out-of-park revenues	12,091	14,761
Concessionaire remittance	(1,483)	(1,997)
Net revenues	$53,635	$66,977

Due to our highly seasonal operations, a substantial portion of our revenues are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for expected usage. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the condensed consolidated statements of operations and comprehensive income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Of the $151.4 million of deferred revenue recorded as of January 1, 2020, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the three months ended March 29, 2020, approximately $6.3 million of the deferred revenue balance as of January 1, 2020 was recognized.

Due to the COVID-19 pandemic, we have estimated that some or all of our parks may remain closed throughout 2020. We have announced our intention to extend the validity of our season pass products through the 2021 operating season to compensate for lost days in 2020. As a result, we have classified a portion of our deferred revenue as non-current as of March 29, 2020. The following table discloses when we expect to recognize our outstanding deferred revenue:

(In thousands)	March 29, 2020	Balance Sheet Location
Estimated to be recognized in 2020	$30,381	Deferred revenue

Estimated to be recognized in 2021	155,435	Other Non-Current Deferred Revenue
Estimated to be recognized from 2022 through 2039 (1)	8,702	Other Non-Current Deferred Revenue
	164,137

Total Deferred Revenue	$194,518

(1)
We lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding revenue is being recognized over the life of the stadium.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of March 29, 2020, December 31, 2019 and March 31, 2019, we recorded a $6.0 million, $3.4 million and $3.9 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends, including an adjustment for the impact of COVID-19 on our customers' ability to pay based on March 2020 collection rates. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

As mentioned above, due to the COVID-19 pandemic, we have estimated that some or all of our parks may remain closed throughout 2020. We have announced a suspension of collections on our installment purchase plans until our parks re-open. As a result, we have classified $24.0 million of our installment purchase plan receivables as non-current as of March 29, 2020.

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

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment as of March 29, 2020. We concluded the estimated undiscounted future cash flows expected to result from the use of the long-lived assets at the Schlitterbahn parks no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive income as of March 29, 2020. The fair value of our long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of March 29, 2020, December 31, 2019 and March 31, 2019).

(6) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment as of March 29, 2020. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive income.

The fair value of our reporting units was established using a combination of an income (discounted cash flow) approach and market approach. The income approach used each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflected current market conditions. Estimated operating results were established using our best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks following the COVID-19 pandemic, and the related demand upon re-opening our parks following the COVID-19 pandemic. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimated fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The impairment charge recognized was for the amount by which the reporting unit's carrying amount exceeded its fair value.

Our indefinite-lived intangible assets consist of trade names. The fair value of our trade names was calculated using a relief-from-royalty model. The impairment charge recognized was for the amount by which the trade name's carrying amount exceeded its fair value.

Management made significant estimates in calculating the fair value of our reporting units and trade names. Actual results could materially differ from these estimates.

Changes in the carrying value of goodwill for the three months ended March 29, 2020 and March 31, 2019 were:

(In thousands)	Goodwill
Balance as of December 31, 2019	$359,654
Impairment	(80,331)
Foreign currency translation	(4,664)
Balance as of March 29, 2020	$274,659

Balance as of December 31, 2018	$178,719
Foreign currency translation	1,220
Balance as of March 31, 2019	$179,939

Goodwill included $104.4 million and $178.0 million as of March 29, 2020 and December 31, 2019, respectively, of goodwill related to the Schlitterbahn parks which were acquired on July 1, 2019, see Note 3.

As of March 29, 2020, December 31, 2019, and March 31, 2019, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 29, 2020
Other intangible assets:
Trade names	$50,361	$—	$50,361
License / franchise agreements	4,255	(2,958)	1,297
Total other intangible assets	$54,616	$(2,958)	$51,658

December 31, 2019
Other intangible assets:
Trade names	$59,249	$—	$59,249
License / franchise agreements	3,583	(2,933)	650
Total other intangible assets	$62,832	$(2,933)	$59,899

March 31, 2019
Other intangible assets:
Trade names	$35,665	$—	$35,665
License / franchise agreements	3,389	(2,412)	977
Total other intangible assets	$39,054	$(2,412)	$36,642

Other intangible assets included $15.4 million and $23.2 million as of March 29, 2020 and December 31, 2019, respectively, for the Schlitterbahn trade name acquired on July 1, 2019, see Note 3. The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets is expected to continue to be immaterial going forward.

(7) Long-Term Debt:
Long-term debt as of March 29, 2020, December 31, 2019, and March 31, 2019 consisted of the following:

(In thousands)	March 29, 2020	December 31, 2019	March 31, 2019

Revolving credit facility (due 2022)	$70,000	$—	$120,000
U.S. term loan averaging 3.43% YTD 2020; 4.01% in 2019; 4.25% YTD 2019 (due 2017-2024) (1)	729,375	729,375	735,000
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000	450,000
2027 U.S. fixed rate notes at 5.375%	500,000	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	500,000	—
	2,249,375	2,179,375	1,805,000
Less current portion	(7,500)	(7,500)	(7,500)
	2,241,875	2,171,875	1,797,500
Less debt issuance costs and original issue discount	(24,589)	(25,992)	(20,925)
	$2,217,286	$2,145,883	$1,776,575

(1)	The average interest rates do not reflect the effect of interest rate swap agreements (see Note 8).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement (the "2017 Credit Agreement"). As of March 29, 2020, the 2017 Credit Agreement included a $750 million senior secured term loan facility and a $275 million senior secured revolving credit facility. The 2017 Credit Agreement was amended on March 14, 2018 (subsequently referred to as the "Amended 2017 Credit Agreement"). Specifically, the interest rate for the senior secured term loan facility was amended to London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). The senior secured term loan facility matures April 15, 2024 and, as of March 29, 2020, $7.5 million was payable annually. The facilities provided under the Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

As of March 29, 2020, the senior secured revolving credit facility under the Amended 2017 Credit Agreement had a combined limit of $275 million with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bore interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps during the financial statement periods presented. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of March 29, 2020, $70.0 million was outstanding under the revolving credit facility. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Subsequent to March 29, 2020, we further amended the Amended 2017 Credit Agreement in response to the COVID-19 pandemic. See the Subsequent Event footnote at Note 15 for further details.

Notes
In June 2014, we issued $450 million of 5.375% senior unsecured notes ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, we issued $500 million of 5.375% senior unsecured notes ("2027 senior notes"). The 2027 senior notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. The notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

Subsequent to March 29, 2020, we issued $1.0 billion of 5.500% senior secured notes in response to the COVID-19 pandemic. See the Subsequent Event footnote at Note 15 for further details.

Covenants
As of March 29, 2020, the Amended 2017 Credit Agreement included a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio was set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 29, 2020, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which included the most restrictive of these Restricted Payments provisions as of March 29, 2020, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x, we could still make Restricted Payments of $60 million annually so long as no default or event of default had occurred and was continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x, we could make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of March 29, 2020.

See the Subsequent Event footnote at Note 15 for a discussion of changes to our financial covenants made in connection with our April 2020 financing events.

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

We have four interest rate swap agreements that mature on December 31, 2020 and convert $500 million of variable-rate debt to a rate of 4.39%. We also have four additional interest rate swap agreements that convert the same notional amount to a rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	March 29, 2020	December 31, 2019	March 31, 2019
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$(8,718)	$(5,129)	$—
	Derivative Liability	(34,298)	(18,108)	(13,083)
		$(43,016)	$(23,237)	$(13,083)

Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income.

(9) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 29, 2020, December 31, 2019, and March 31, 2019 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 29, 2020		December 31, 2019		March 31, 2019
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$99	$99	$275	$275	$492	$492
Interest rate swaps	Derivative Liability (1)	Level 2	$(43,016)	$(43,016)	$(23,237)	$(23,237)	$(13,083)	$(13,083)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(721,875)	$(620,813)	$(721,875)	$(725,484)	$(727,500)	$(723,863)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(382,500)	$(450,000)	$(462,375)	$(450,000)	$(457,875)
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(410,000)	$(500,000)	$(535,000)	$(500,000)	$(505,000)
2029 senior notes	Long-Term Debt (2)	Level 2	$(500,000)	$(417,500)	$(500,000)	$(539,375)	—	—

(1)	As of March 29, 2020 and December 31, 2019, $8.7 million and $5.1 million of the fair value of our swap portfolio, respectively, was classified as current and recorded in "Other accrued liabilities".

(2)
Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $24.6 million, $26.0 million, and $20.9 million as of March 29, 2020, December 31, 2019, and March 31, 2019, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020. We concluded the estimated fair value of the Schlitterbahn parks reporting unit and its related long-lived assets and trade name, and of the Dorney Park reporting unit no longer exceeded their carrying values. Therefore, as of March 29, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and an $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive income as of March 29, 2020.

The fair value determination for our long-lived assets, reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of our long-lived assets was determined using a real and personal property appraisal of which the principal assumptions included the principal market and market participants upon sale. The primary assumptions used to determine the fair value of our reporting units included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks following the COVID-19 pandemic, the related demand upon re-opening our parks following the COVID-19 pandemic, terminal value growth rates, future estimates of capital expenditures, changes in future capital requirements, and a weighted-average cost of capital that reflected current market conditions. The fair value of our indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, the anticipated time frame to re-open our parks following the COVID-19 pandemic, the related demand upon re-opening our parks following the COVID-19 pandemic, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of March 29, 2020, December 31, 2019 or March 31, 2019.

(10) Earnings per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended
(In thousands, except per unit amounts)	March 29, 2020	March 31, 2019
Basic weighted average units outstanding	56,414	56,310
Diluted weighted average units outstanding	56,414	56,310
Net loss per unit - basic	$(3.83)	$(1.49)
Net loss per unit - diluted	$(3.83)	$(1.49)

(11) Income and Partnership Taxes:
We are subject to publicly traded partnership tax (PTP tax) on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision (benefit) for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). Our consolidated estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state, local and foreign income taxes, certain partnership level income not being subject to federal tax and beneficial rate differences on loss carrybacks enacted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of March 29, 2020, December 31, 2019, and March 31, 2019 and for the three month periods ended March 29, 2020 and March 31, 2019. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$22,316	$6,097	$(2,118)	$26,295
Receivables	—	1,383	40,143	1,038,924	(1,054,798)	25,652
Inventories	—	—	498	6,896	—	7,394
Other current assets	74	18,577	5,279	30,988	(21,300)	33,618
	74	19,960	68,236	1,082,905	(1,078,216)	92,959
Property and Equipment, net	—	690	169,548	1,705,875	—	1,876,113
Investment in Park	397,743	1,159,177	289,440	174,148	(2,020,508)	—
Goodwill	674	—	56,718	217,267	—	274,659
Other Intangibles, net	—	—	12,643	39,015	—	51,658
Deferred Tax Asset	—	43,179	—	—	(43,179)	—
Right-of-Use Asset	—	—	128	13,560	—	13,688
Other Assets	—	—	4,411	75,995	—	80,406
	$398,491	$1,223,006	$601,124	$3,308,765	$(3,141,903)	$2,389,483
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	664,545	393,124	1,660	36,587	(1,056,916)	39,000
Deferred revenue	—	—	3,430	26,951	—	30,381
Accrued interest	268	179	7,966	20,204	—	28,617
Accrued taxes	1,071	—	—	26,885	(21,300)	6,656
Accrued salaries, wages and benefits	—	15,682	1,184	—	—	16,866
Self-insurance reserves	—	10,345	1,476	13,306	—	25,127
Other accrued liabilities	6,821	9,404	136	7,331	—	23,692
	672,705	430,047	15,852	137,451	(1,078,216)	177,839
Deferred Tax Liability	—	—	13,711	88,489	(43,179)	59,021
Derivative Liability	—	34,298	—	—	—	34,298
Lease Liability	—	—	100	10,210	—	10,310
Other Liabilities	—	546	7,447	156,950	—	164,943
Long-Term Debt:
Revolving credit loans	—	—	—	70,000	—	70,000
Term debt	—	125,478	—	589,207	—	714,685
Notes	—	—	447,194	985,407	—	1,432,601
	—	125,478	447,194	1,644,614	—	2,217,286

Partners' (Deficit) Equity	(274,214)	632,637	116,820	1,271,051	(2,020,508)	(274,214)
	$398,491	$1,223,006	$601,124	$3,308,765	$(3,141,903)	$2,389,483

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$24,305	$36,437	$(470)	$60,272
Receivables	—	1,765	33,390	931,790	(922,614)	44,331
Inventories	—	—	2,553	40,076	—	42,629
Other current assets	73	7,158	10,382	34,569	(13,869)	38,313
	73	8,923	70,630	1,042,872	(936,953)	185,545
Property and Equipment, net	—	794	182,520	1,463,440	—	1,646,754
Investment in Park	489,463	1,076,487	257,859	188,484	(2,012,293)	—
Goodwill	674	—	59,660	119,605	—	179,939
Other Intangibles, net	—	—	13,302	23,340	—	36,642
Deferred Tax Asset	—	18,310	—	—	(18,310)	—
Right-of-Use Asset	—	—	31	72,563	—	72,594
Other Assets	—	—	37	10,959	—	10,996
	$490,210	$1,104,514	$584,039	$2,921,263	$(2,967,556)	$2,132,470
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	593,593	331,881	2,779	42,085	(923,084)	47,254
Deferred revenue	—	500	11,009	139,827	—	151,336
Accrued interest	4	2	8,033	12,847	—	20,886
Accrued taxes	1,111	—	—	22,641	(13,869)	9,883
Accrued salaries, wages and benefits	—	13,087	909	—	—	13,996
Self-insurance reserves	—	9,602	1,441	12,536	—	23,579
Other accrued liabilities	3,201	4,297	148	12,099	—	19,745
	597,909	360,682	24,319	248,222	(936,953)	294,179
Deferred Tax Liability	—	—	13,312	87,516	(18,310)	82,518
Derivative Liability	1,899	11,184	—	—	—	13,083
Lease Liability	—	—	20	65,379	—	65,399
Other Liabilities	—	547	—	9,767	—	10,314
Long-Term Debt:
Revolving credit loans	—	—	—	120,000	—	120,000
Term debt	—	126,250	—	591,918	—	718,168
Notes	—	—	446,339	492,068	—	938,407
	—	126,250	446,339	1,203,986	—	1,776,575

Partners' (Deficit) Equity	(109,598)	605,851	100,049	1,306,393	(2,012,293)	(109,598)
	$490,210	$1,104,514	$584,039	$2,921,263	$(2,967,556)	$2,132,470

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(50,355)	$(49,885)	$100	$33,309	$120,466	$53,635
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	3	6,382	—	6,385
Operating expenses	1	53,895	6,046	(74,040)	120,466	106,368
Selling, general and administrative	(362)	8,851	1,017	15,303	—	24,809
Depreciation and amortization	—	8	35	5,045	—	5,088
Loss on impairment / retirement of fixed assets, net	—	—	1,536	5,231	—	6,767
Loss on impairment of goodwill and other intangibles	—	—	—	88,181	—	88,181
	(361)	62,754	8,637	46,102	120,466	237,598
Operating loss	(49,994)	(112,639)	(8,537)	(12,793)	—	(183,963)
Interest expense, net	6,030	4,769	5,897	10,175	—	26,871
Net effect of swaps	2,154	17,625	—	—	—	19,779
Loss on foreign currency	—	7	34,195	—	—	34,202
Other expense (income)	59	(8,200)	(152)	8,462	—	169
Loss from investment in affiliates	157,190	69,205	3,304	49,048	(278,747)	—
Loss before taxes	(215,427)	(196,045)	(51,781)	(80,478)	278,747	(264,984)
Provision (benefit) for taxes	550	(38,857)	(2,730)	(7,970)	—	(49,007)
Net loss	$(215,977)	$(157,188)	$(49,051)	$(72,508)	$278,747	$(215,977)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	15,905	—	15,905	—	(15,905)	15,905
Other comprehensive income, (net of tax)	15,905	—	15,905	—	(15,905)	15,905
Total comprehensive loss	$(200,072)	$(157,188)	$(33,146)	$(72,508)	$262,842	$(200,072)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(15,642)	$3,285	$296	$59,905	$19,133	$66,977
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	52	7,597	—	7,649
Operating expenses	—	48,172	5,711	25,189	19,133	98,205
Selling, general and administrative	1,439	14,552	1,018	14,657	—	31,666
Depreciation and amortization	—	8	—	13,581	—	13,589
Loss on impairment / retirement of fixed assets, net	—	—	10	1,414	—	1,424
Gain on sale of investment	—	(617)	—	—	—	(617)
	1,439	62,115	6,791	62,438	19,133	151,916
Operating loss	(17,081)	(58,830)	(6,495)	(2,533)	—	(84,939)
Interest expense, net	6,391	5,030	5,713	3,553	—	20,687
Net effect of swaps	991	5,388	—	—	—	6,379
Gain on foreign currency	—	(11)	(8,658)	—	—	(8,669)
Other expense (income)	59	(11,506)	1,099	10,670	—	322
Loss from investment in affiliates	58,449	14,659	4,603	6,190	(83,901)	—
Loss before taxes	(82,971)	(72,390)	(9,252)	(22,946)	83,901	(103,658)
Provision (benefit) for taxes	702	(13,939)	(3,059)	(3,689)	—	(19,985)
Net loss	$(83,673)	$(58,451)	$(6,193)	$(19,257)	$83,901	$(83,673)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(3,050)	—	(3,050)	—	3,050	(3,050)
Other comprehensive loss, (net of tax)	(3,050)	—	(3,050)	—	3,050	(3,050)
Total comprehensive loss	$(86,723)	$(58,451)	$(9,243)	$(19,257)	$86,951	$(86,723)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$33,452	$9,386	$(19,350)	$(126,885)	$(1,742)	$(105,139)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	3,370	(3,370)	—
Proceeds from returns on investments	—	20,000	—	—	(20,000)	—
Capital expenditures	—	70	(1,286)	(56,816)	—	(58,032)
Net cash from (for) investing activities	—	20,070	(1,286)	(53,446)	(23,370)	(58,032)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	19,727	(23,097)	—	—	3,370	—
Payments for returns of capital	—	—	(20,000)	—	20,000	—
Net borrowings on revolving credit loans	—	—	—	70,000	—	70,000
Distributions paid to partners	(53,179)	—	—	—	157	(53,022)
Tax effect of units involved in treasury unit transactions	—	(1,741)	—	—	—	(1,741)
Payments related to tax withholding for equity compensation	—	(4,618)	—	—	—	(4,618)
Net cash (for) from financing activities	(33,452)	(29,456)	(20,000)	70,000	23,527	10,619
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,405)	—	—	(3,405)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(44,041)	(110,331)	(1,585)	(155,957)
Balance, beginning of period	—	—	66,357	116,428	(533)	182,252
Balance, end of period	$—	$—	$22,316	$6,097	$(2,118)	$26,295

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$24,410	$(6,580)	$(6,077)	$(68,489)	$(6)	$(56,742)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(1,585)	1,585	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Capital expenditures	—	—	(7,193)	(46,204)	—	(53,397)
Proceeds from sale of investment	—	617	—	—	—	617
Net cash from (for) investing activities	—	38,647	(7,193)	(47,789)	(36,445)	(52,780)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	28,152	(26,567)	—	—	(1,585)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Net borrowings on revolving credit loans	—	—	—	120,000	—	120,000
Distributions paid to partners	(52,562)	—	—	—	228	(52,334)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	(1,421)
Payments related to tax withholding for equity compensation	—	(4,079)	—	—	—	(4,079)
Net cash (for) from financing activities	(24,410)	(32,067)	(38,030)	120,000	36,673	62,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,279	—	—	2,279
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(49,021)	3,722	222	(45,077)
Balance, beginning of period	—	—	73,326	32,715	(692)	105,349
Balance, end of period	$—	$—	$24,305	$36,437	$(470)	$60,272

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of March 29, 2020, December 31, 2019, and March 31, 2019 and for the three month periods ended March 29, 2020 and March 31, 2019. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$22,316	$5,962	$135	$(2,118)	$26,295
Receivables	—	1,383	40,143	20,670	1,018,254	(1,054,798)	25,652
Inventories	—	—	498	6,235	661	—	7,394
Other current assets	74	18,577	5,279	25,958	5,030	(21,300)	33,618
	74	19,960	68,236	58,825	1,024,080	(1,078,216)	92,959
Property and Equipment, net	—	690	169,548	—	1,705,875	—	1,876,113
Investment in Park	397,743	1,159,177	289,440	2,177,030	174,148	(4,197,538)	—
Goodwill	674	—	56,718	106,050	111,217	—	274,659
Other Intangibles, net	—	—	12,643	—	39,015	—	51,658
Deferred Tax Asset	—	43,179	—	—	—	(43,179)	—
Right-of-Use Asset	—	—	128	12,988	572	—	13,688
Other Assets	—	—	4,411	54,864	21,131	—	80,406
	$398,491	$1,223,006	$601,124	$2,409,757	$3,076,038	$(5,318,933)	$2,389,483
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	664,545	393,124	1,660	30,086	6,501	(1,056,916)	39,000
Deferred revenue	—	—	3,430	25,015	1,936	—	30,381
Accrued interest	268	179	7,966	20,204	—	—	28,617
Accrued taxes	1,071	—	—	7,888	18,997	(21,300)	6,656
Accrued salaries, wages and benefits	—	15,682	1,184	—	—	—	16,866
Self-insurance reserves	—	10,345	1,476	11,618	1,688	—	25,127
Other accrued liabilities	6,821	9,404	136	5,696	1,635	—	23,692
	672,705	430,047	15,852	106,694	30,757	(1,078,216)	177,839
Deferred Tax Liability	—	—	13,711	—	88,489	(43,179)	59,021
Derivative Liability	—	34,298	—	—	—	—	34,298
Lease Liability	—	—	100	9,802	408	—	10,310
Other Liabilities	—	546	7,447	117,309	39,641	—	164,943
Long-Term Debt:
Revolving credit loans	—	—	—	70,000	—	—	70,000
Term debt	—	125,478	—	589,207	—	—	714,685
Notes	—	—	447,194	985,407	—	—	1,432,601
	—	125,478	447,194	1,644,614	—	—	2,217,286

Partners' (Deficit) Equity	(274,214)	632,637	116,820	531,338	2,916,743	(4,197,538)	(274,214)
	$398,491	$1,223,006	$601,124	$2,409,757	$3,076,038	$(5,318,933)	$2,389,483

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$24,305	$36,256	$181	$(470)	$60,272
Receivables	—	1,765	33,390	32,871	898,919	(922,614)	44,331
Inventories	—	—	2,553	32,774	7,302	—	42,629
Other current assets	73	7,158	10,382	28,086	6,483	(13,869)	38,313
	73	8,923	70,630	129,987	912,885	(936,953)	185,545
Property and Equipment, net	—	794	182,520	—	1,463,440	—	1,646,754
Investment in Park	489,463	1,076,487	257,859	1,559,883	188,484	(3,572,176)	—
Goodwill	674	—	59,660	8,388	111,217	—	179,939
Other Intangibles, net	—	—	13,302	—	23,340	—	36,642
Deferred Tax Asset	—	18,310	—	—	—	(18,310)	—
Right-of-Use Asset	—	—	31	3,479	69,084	—	72,594
Other Assets	—	—	37	1,976	8,983	—	10,996
	$490,210	$1,104,514	$584,039	$1,703,713	$2,777,433	$(4,527,439)	$2,132,470
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	593,593	331,881	2,779	33,811	8,274	(923,084)	47,254
Deferred revenue	—	500	11,009	109,806	30,021	—	151,336
Accrued interest	4	2	8,033	12,847	—	—	20,886
Accrued taxes	1,111	—	—	8,231	14,410	(13,869)	9,883
Accrued salaries, wages and benefits	—	13,087	909	—	—	—	13,996
Self-insurance reserves	—	9,602	1,441	10,640	1,896	—	23,579
Other accrued liabilities	3,201	4,297	148	4,236	7,863	—	19,745
	597,909	360,682	24,319	185,758	62,464	(936,953)	294,179
Deferred Tax Liability	—	—	13,312	—	87,516	(18,310)	82,518
Derivative Liability	1,899	11,184	—	—	—	—	13,083
Lease Liability	—	—	20	1,769	63,610	—	65,399
Other Liabilities	—	547	—	87	9,680	—	10,314
Long-Term Debt:
Revolving credit loans	—	—	—	120,000	—	—	120,000
Term debt	—	126,250	—	591,918	—	—	718,168
Notes	—	—	446,339	492,068	—	—	938,407
	—	126,250	446,339	1,203,986	—	—	1,776,575

Partners' (Deficit) Equity	(109,598)	605,851	100,049	312,113	2,554,163	(3,572,176)	(109,598)
	$490,210	$1,104,514	$584,039	$1,703,713	$2,777,433	$(4,527,439)	$2,132,470

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(50,355)	$(49,885)	$100	$46,355	$(10,356)	$117,776	$53,635
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	3	6,259	123	—	6,385
Operating expenses	1	53,895	6,046	(74,016)	2,666	117,776	106,368
Selling, general and administrative	(362)	8,851	1,017	14,664	639	—	24,809
Depreciation and amortization	—	8	35	—	5,045	—	5,088
Loss on impairment / retirement of fixed assets, net	—	—	1,536	441	4,790	—	6,767
Loss on impairment of goodwill and other intangibles	—	—	—	80,331	7,850	—	88,181
	(361)	62,754	8,637	27,679	21,113	117,776	237,598
Operating (loss) income	(49,994)	(112,639)	(8,537)	18,676	(31,469)	—	(183,963)
Interest expense (income), net	6,030	4,769	5,897	18,676	(8,501)	—	26,871
Net effect of swaps	2,154	17,625	—	—	—	—	19,779
Loss on foreign currency	—	7	34,195	—	—	—	34,202
Other expense (income)	59	(8,200)	(152)	—	8,462	—	169
Loss from investment in affiliates	157,190	69,205	3,304	—	49,048	(278,747)	—
Loss before taxes	(215,427)	(196,045)	(51,781)	—	(80,478)	278,747	(264,984)
Provision (benefit) for taxes	550	(38,857)	(2,730)	—	(7,970)	—	(49,007)
Net loss	$(215,977)	$(157,188)	$(49,051)	$—	$(72,508)	$278,747	$(215,977)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	15,905	—	15,905	—	—	(15,905)	15,905
Other comprehensive income, (net of tax)	15,905	—	15,905	—	—	(15,905)	15,905
Total comprehensive loss	$(200,072)	$(157,188)	$(33,146)	$—	$(72,508)	$262,842	$(200,072)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(15,642)	$3,285	$296	$64,587	$8,717	$5,734	$66,977
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	52	7,241	356	—	7,649
Operating expenses	—	48,172	5,711	29,551	9,037	5,734	98,205
Selling, general and administrative	1,439	14,552	1,018	13,562	1,095	—	31,666
Depreciation and amortization	—	8	—	—	13,581	—	13,589
Loss on impairment / retirement of fixed assets, net	—	—	10	386	1,028	—	1,424
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	1,439	62,115	6,791	50,740	25,097	5,734	151,916
Operating (loss) income	(17,081)	(58,830)	(6,495)	13,847	(16,380)	—	(84,939)
Interest expense (income), net	6,391	5,030	5,713	13,384	(9,831)	—	20,687
Net effect of swaps	991	5,388	—	—	—	—	6,379
Gain on foreign currency	—	(11)	(8,658)	—	—	—	(8,669)
Other expense (income)	59	(11,506)	1,099	—	10,670	—	322
Loss from investment in affiliates	58,449	14,659	4,603	—	6,190	(83,901)	—
(Loss) income before taxes	(82,971)	(72,390)	(9,252)	463	(23,409)	83,901	(103,658)
Provision (benefit) for taxes	702	(13,939)	(3,059)	463	(4,152)	—	(19,985)
Net loss	$(83,673)	$(58,451)	$(6,193)	$—	$(19,257)	$83,901	$(83,673)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(3,050)	—	(3,050)	—	—	3,050	(3,050)
Other comprehensive loss, (net of tax)	(3,050)	—	(3,050)	—	—	3,050	(3,050)
Total comprehensive loss	$(86,723)	$(58,451)	$(9,243)	$—	$(19,257)	$86,951	$(86,723)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 29, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$33,452	$9,386	$(19,350)	$(140,331)	$13,446	$(1,742)	$(105,139)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	3,370	(3,370)	—
Proceeds from returns on investments	—	20,000	—	—	—	(20,000)	—
Capital expenditures	—	70	(1,286)	(39,144)	(17,672)	—	(58,032)
Net cash from (for) investing activities	—	20,070	(1,286)	(39,144)	(14,302)	(23,370)	(58,032)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	19,727	(23,097)	—	—	—	3,370	—
Payments for returns of capital	—	—	(20,000)	—	—	20,000	—
Net borrowings on revolving credit loans	—	—	—	70,000	—	—	70,000
Distributions paid to partners	(53,179)	—	—	—	—	157	(53,022)
Tax effect of units involved in treasury unit transactions	—	(1,741)	—	—	—	—	(1,741)
Payments related to tax withholding for equity compensation	—	(4,618)	—	—	—	—	(4,618)
Net cash (for) from financing activities	(33,452)	(29,456)	(20,000)	70,000	—	23,527	10,619
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,405)	—	—	—	(3,405)
CASH AND CASH EQUIVALENTS
Net decrease for the period	—	—	(44,041)	(109,475)	(856)	(1,585)	(155,957)
Balance, beginning of period	—	—	66,357	115,437	991	(533)	182,252
Balance, end of period	$—	$—	$22,316	$5,962	$135	$(2,118)	$26,295

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$24,410	$(6,580)	$(6,077)	$(76,937)	$8,448	$(6)	$(56,742)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(1,585)	1,585	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Capital expenditures	—	—	(7,193)	(37,470)	(8,734)	—	(53,397)
Proceeds from sale of investment	—	617	—	—	—	—	617
Net cash from (for) investing activities	—	38,647	(7,193)	(37,470)	(10,319)	(36,445)	(52,780)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	28,152	(26,567)	—	—	—	(1,585)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Net borrowings on revolving credit loans	—	—	—	120,000	—	—	120,000
Distributions paid to partners	(52,562)	—	—	—	—	228	(52,334)
Tax effect of units involved in treasury unit transactions	—	(1,421)	—	—	—	—	(1,421)
Payments related to tax withholding for equity compensation	—	(4,079)	—	—	—	—	(4,079)
Net cash (for) from financing activities	(24,410)	(32,067)	(38,030)	120,000	—	36,673	62,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,279	—	—	—	2,279
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(49,021)	5,593	(1,871)	222	(45,077)
Balance, beginning of period	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of period	$—	$—	$24,305	$36,256	$181	$(470)	$60,272

(15) Subsequent Event:
On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2025 senior notes. The notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. The net proceeds from the offering of the 2025 senior notes were used to repay $463.3 million of our outstanding senior secured term loan facility under the Amended 2017 Credit Agreement, and the remaining amount will be used for general corporate and working capital purposes, including fees and expenses related to the transaction. Following the prepayment of our senior secured term loan facility, the outstanding balance on our senior secured term loan facility was $264.3 million as of April 27, 2020, and we do not have any required remaining scheduled quarterly payments on our senior secured term loan facility.

In connection with the 2025 senior notes offering and the prepayment of a portion of our outstanding senior secured term loan facility, we further amended the Amended 2017 Credit Agreement (subsequently referred to as the "Second Amended 2017 Credit Agreement" or the "Second Amendment") to, among other things, suspend and revise certain of the financial covenants, in part, in response to the COVID-19 pandemic. Financial covenant revisions included: (i) suspended testing of the Consolidated Leverage Ratio (which was previously set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA under the Amended 2017 Credit Agreement) after the first quarter of the fiscal year ended December 31, 2020, (ii) replaced such Consolidated Leverage Ratio testing with a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA to be tested quarterly starting with the first quarter of the fiscal year ended December 31, 2021, which will step down to 3.75x in the fourth quarter of the fiscal year ended December 31, 2021, with the covenant calculation to include Consolidated EBITDA from the first quarter of the fiscal year ended December 31, 2021 and the second, third and fourth quarters of the fiscal year ended December 31, 2019 (the "Deemed EBITDA Quarters") until the fourth quarter of the fiscal year ended December 31, 2021, from and after which time the then current Consolidated EBITDA calculations will be used, (iii) added a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until December 31, 2021), (iv) suspended certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Second Amended 2017 Credit Agreement until the earlier of the delivery of the compliance certificate for the fourth quarter of the fiscal year ended December 31, 2021 or the termination of the Additional Restrictions Period, and (v) permitted the incurrence of the portion of the 2025 senior notes that were issued, the proceeds of which were not applied to repay a portion of the senior secured term loan facility. We may terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter.

Additionally, the Second Amendment increased the interest rate for the senior secured revolving credit facility. Previously, borrowings under the senior secured revolving credit facility bore interest at LIBOR or CDOR plus 200 bps. Under the Second Amendment, borrowings under the senior secured revolving credit facility will bear interest at LIBOR plus 300 bps or CDOR plus 200 bps. Lastly, immediately after giving effect to the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100.0 million bringing our total senior secured revolving credit facility capacity to $375.0 million with a Canadian sub-limit of $15.0 million.

The 2025 senior notes pay interest semi-annually in May and November, beginning November 1, 2020, with the principal due in full on May 1, 2025. Prior to May 1, 2022, up to 35% of the notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The notes may be redeemed, in whole or in part, at any time prior to May 1, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. As of May 6, 2020, all our parks remain closed. Even after our parks are able to reopen, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic, including changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. See Risk Factors within Part II for additional detail.

Since closing our parks, we have taken the following proactive measures to reduce operating expenses and cash outflows:

•	Eliminated nearly all of our seasonal and part-time labor costs until our parks prepare to reopen,

•
Suspended all advertising and marketing expenses, and reduced general and administrative expenses and other park-level operating expenses to better align with the disruption in operations while still remaining in readiness position to reopen parks,

•	Reduced the CEO’s base salary by 40% and the base salaries of all other executives by 25%, effective April 27, 2020,

•	Deferred base salaries for all other salaried employees by 25%, subject to minimum thresholds or other statutory limitations,

•	Reduced scheduled hours for full-time hourly employees by 25% to 30 hours per week, and

•	Suspended cash retainer fees for our Board of Directors until business conditions improve.

To provide incremental liquidity and enhanced financial flexibility, we have taken proactive steps to reduce our capital spending for calendar year 2020, including the suspension of at least $75-100 million of non-essential capital projects planned for the 2020 and 2021 operating seasons. As of the date of this Form 10-Q, we anticipate spending $85-100 million on capital improvements in calendar year 2020.

In addition, the Board of Directors has determined that it is in the best interests of unitholders for us to preserve liquidity by suspending the quarterly distribution.

Given the uncertainty around the timing of the parks reopening, and in order to ensure our season pass holders receive a full season of value, we also recently announced we have paused collections of guest payments on installment purchase products, and that we have extended the usage privileges of 2020 season passes through the 2021 season to compensate for lost access to the parks in the current year.

In addition, we have taken steps to secure additional liquidity and address any potential debt covenant issues in the event that the effects of the COVID-19 pandemic continue. On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 and further amended the Amended 2017 Credit Agreement to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. See the Subsequent Event footnote at Note 15 for further details.

As a result of these steps, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants for the next twelve months.

Critical Accounting Policies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Beyond estimates in the normal course of business, management has also made significant estimates and assumptions related to the COVID-19 pandemic to determine our liquidity requirements and estimate the impact on our business, including financial results in the near and long-term. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Accounting for Business Combinations
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition

•	Income Taxes
In the first quarter of 2020, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 29, 2020 and March 31, 2019.

	Three months ended
(In thousands)	March 29, 2020	March 31, 2019
Net loss	$(215,977)	$(83,673)
Interest expense	27,219	20,920
Interest income	(348)	(233)
Benefit for taxes	(49,007)	(19,985)
Depreciation and amortization	5,088	13,589
EBITDA	(233,025)	(69,382)
Net effect of swaps	19,779	6,379
Non-cash foreign currency loss (gain)	34,203	(8,664)
Non-cash equity compensation expense	(4,794)	2,543
Loss on impairment / retirement of fixed assets, net	6,767	1,424
Loss on impairment of goodwill and other intangibles	88,181	—
Gain on sale of investment	—	(617)
Other (1)	224	159
Adjusted EBITDA	$(88,665)	$(68,158)

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

Three months ended March 29, 2020
Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. First quarter results typically include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and two of our separately gated outdoor water parks, daily operations at Knott's Berry Farm which is open year-round, limited operations at the recently acquired Schlitterbahn parks which are open during portions of March, and Castaway Bay, which is generally open daily from Memorial Day to Labor Day plus a limited daily schedule for the balance of the year.

The results for the fiscal three-month period ended March 29, 2020 are not directly comparable with the results for the fiscal three-month period ended March 31, 2019. The current period included results from the operations of the recently acquired Schlitterbahn parks. In addition, the three-month period ended March 29, 2020 included two weeks of disrupted operations as a result of the COVID-19 pandemic resulting in 39 lost scheduled operating days, including the closure of Knott's Berry Farm and the Schlitterbahn parks, and the postponed opening of California's Great America, Carowinds and Kings Dominion (the "COVID-19 closure"). Therefore, the fiscal three-month period ended March 29, 2020 included a total of 90 operating days (including 16 of the 26 scheduled operating days at the Schlitterbahn parks) compared with 101 operating days for the prior period.

The following table presents key financial information for the three months ended March 29, 2020 and March 31, 2019:

	Three months ended		Increase (Decrease)
	March 29, 2020	March 31, 2019	$	%
	(Amounts in thousands)
Net revenues	$53,635	$66,977	$(13,342)	(19.9)%
Operating costs and expenses	137,562	137,520	42	—%
Depreciation and amortization	5,088	13,589	(8,501)	(62.6)%
Loss on impairment / retirement of fixed assets, net	6,767	1,424	5,343	N/M
Loss on impairment of goodwill and other intangibles	88,181	—	88,181	N/M
Gain on sale of investment	—	(617)	617	N/M
Operating loss	$(183,963)	$(84,939)	$(99,024)	(116.6)%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(88,665)	$(68,158)	$(20,507)	30.1%

(1)	For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 36.
For the three months ended March 29, 2020, net revenues decreased 19.9%, or $13.3 million, to $53.6 million, from $67.0 million for the three months ended March 31, 2019 due to the impact of the COVID-19 closure. Prior to the COVID-19 closure, Knott's Berry Farm was producing net revenues in excess of the prior year by greater than 15%, reflecting the impact of increases in attendance, in-park per capita spending and out-of-park revenues. The Schlitterbahn parks contributed $0.9 million of net revenues during the three months ended March 29, 2020. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not operating during the period.

Operating costs and expenses for the three months ended March 29, 2020 were comparable to the three months ended March 31, 2019. This was the result of a $1.3 million decrease in cost of goods sold, an $8.2 million increase in operating expenses and a $6.9 million decrease in SG&A expense. The decrease in cost of goods sold was due to the decline in sales volume from the COVID-19 closure. The $8.2 million increase in operating expenses was attributable to the inclusion of $6.0 million of operating expenses for the Schlitterbahn parks, as well as a planned increase in full-time head count at a few of our parks. Seasonal wages did not fluctuate materially due to rate increases at Knott's Berry Farm offset by a decrease in labor hours from the COVID-19 closure. The $6.9 million decrease in SG&A expense was attributable to a decline in the anticipated payout of outstanding performance units and the value of outstanding deferred units, both of which are part of our equity-based compensation plans. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates during the first quarter.

Depreciation and amortization expense for the three months ended March 29, 2020 decreased $8.5 million compared with the three months ended March 31, 2019 due to the prior period change in estimated useful life of a long-lived asset at Kings Dominion, as well as less depreciation expense recognized in the current period due to the COVID-19 closure. The loss on impairment / retirement of fixed assets for the three months ended March 29, 2020 was $6.8 million compared with $1.4 million for the three months ended March 31, 2019. The current period included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated impacts of the COVID-19 pandemic (see Note 5), as well as the impairment of two specific assets during the first quarter of 2020. Similarly, the loss on impairment of goodwill and other intangibles for the three months ended March 29, 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, triggered by the anticipated impacts of the COVID-19 pandemic (see Note 6). During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, the operating loss for the three months ended March 29, 2020 increased $99.0 million to $184.0 million compared with an $84.9 million operating loss for the three months ended March 31, 2019.

Interest expense for the three months ended March 29, 2020 increased $6.3 million due to interest incurred on the 2029 senior notes issued in June 2019. The net effect of our swaps resulted in a charge to earnings of $19.8 million for the three months ended March 29, 2020 compared with a $6.4 million charge to earnings for the three months ended March 31, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. During the current period, we also recognized a $34.2 million net charge to earnings for foreign currency gains and losses compared with an $8.7 million net benefit to earnings for the three months ended March 31, 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended March 29, 2020, a benefit for taxes of $49.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $20.0 million for the three months ended March 31, 2019. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of this change, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.9 million. Second, as of March 29, 2020, the annual effective tax rate included a net benefit of $29.0 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $45.3 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than 21% resulting in an additional tax benefit if such losses are used to offset income at the current 21% corporate income tax rate. The estimated $45.3 million benefit was decreased by $16.3 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the three months ended March 29, 2020 totaled $216.0 million, or $3.83 per diluted limited partner unit, compared with a net loss of $83.7 million, or $1.49 per diluted limited partner unit, for the three months ended March 31, 2019.

For the three months ended March 29, 2020, Adjusted EBITDA loss increased $20.5 million to $88.7 million from $68.2 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA loss was due to decreased net revenues attributable to the COVID-19 closure.

Liquidity and Capital Resources:
The working capital ratio (current assets divided by current liabilities) was 0.5 as of March 29, 2020 and 0.6 as of March 31, 2019. As of March 29, 2020, our working capital accounts were at normal seasonal levels, in particular receivables for our installment purchase plans, inventories and deferred revenue for season-long products. For purposes of preparing our financial statements, as of March 29, 2020, we estimated that some or all of our parks may remain closed throughout 2020 due to the imposition of external operating restrictions or due to the time it may take to implement additional hygiene protocols and prepare our parks for operation. As a result, we estimated that the following working capital amounts would be realized greater than 12 months from the balance sheet date and have been classified as non-current as of March 29, 2020. These amounts represent our best estimate and include material assumptions, including the time frame to reopen our parks, which may differ materially as the COVID-19 pandemic and the related actions taken to contain its spread progress.

(In thousands)	Balance Sheet Location	March 29, 2020
Receivables	Other Assets	$23,968
Inventories	Other Assets	39,364
Prepaid advertising and other current assets	Other Assets	5,177
		$68,509

Deferred revenue	Non-Current Deferred Revenue	$154,946
Operating Activities
During the three-month period ended March 29, 2020, net cash for operating activities was $105.1 million, an increase of $48.4 million compared with the same period a year ago. The increase was largely attributable to lower earnings as a result of the COVID-19 closure and an increase in cash payments for interest attributable to the 2029 senior notes issued in June 2019.
Investing Activities
Net cash for investing activities for the first three months of 2020 was $58.0 million, an increase of $5.3 million compared with the same period in the prior year, due to the timing of cash spent on capital expenditures. As mentioned above, due to the impact of the COVID-19 pandemic, we have taken proactive steps to reduce our capital spending for calendar year 2020, including the suspension of at least $75-100 million of non-essential capital projects planned for the 2020 and 2021 operating seasons. As of the date of this Form 10-Q, we anticipate spending $85-100 million on capital improvements in calendar year 2020.
Financing Activities
Net cash from financing activities for the first three months of 2020 was $10.6 million, a decrease of $51.5 million compared with the same period in the prior year. The decrease was primarily attributable to less borrowings on our revolving credit facility during the first quarter of 2020.

As of March 29, 2020, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•
$729 million of senior secured term debt, maturing in April 2024 under our Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). The term loan was payable $7.5 million annually. We had $7.5 million of current maturities as of March 29, 2020.

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

•
$70.0 million of borrowings under the $275 million senior secured revolving credit facility under our Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. As of March 29, 2020, borrowings under the senior secured revolving credit facility bore interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.3 million as of March 29, 2020, we had $189.7 million of available borrowings under the revolving credit facility and cash on hand of $26.3 million.

On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 and further amended the Amended 2017 Credit Agreement in response to the COVID-19 pandemic. The Second Amended 2017 Credit Agreement increased the revolving credit facility capacity to $375.0 million with a Canadian sub-limit of $15.0 million, and increased the interest rate on the revolving credit facility to LIBOR plus 300 bps or CDOR plus 200 bps, among other things. We used a portion of the proceeds from the 2025 senior notes offering to repay $463.3 million of our outstanding senior secured term loan facility and will use the remaining proceeds for general corporate and working capital purposes. Following the April 2020 financing events and prepayment of our senior secured term loan facility, we had $264.3 million of senior secured term debt outstanding under the Second Amended 2017 Credit Agreement as of April 27, 2020. See the Subsequent Event footnote at Note 15 for further details.

As of March 29, 2020, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix that variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix the same notional amount of variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of March 29, 2020, $8.7 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $34.3 million was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

As of March 29, 2020, the Amended 2017 Credit Agreement included a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default. The ratio was set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. As of March 29, 2020, we were in compliance with this financial condition covenant and all other financial covenants under the Amended 2017 Credit Agreement.

Our long-term debt agreements include Restricted Payment provisions which limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which included the most restrictive of these Restricted Payments provisions as of March 29, 2020, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x, we could still make Restricted Payments of $60 million annually so long as no default or event of default had occurred and was continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x, we could make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x as of March 29, 2020.

The Second Amendment to the Amended 2017 Credit Agreement in April 2020 suspended the Consolidated Leverage Ratio test after the first quarter of 2020, added a Senior Secured Leverage Ratio test to replace the Consolidated Leverage Ratio test starting with the first quarter of 2021, added a minimum liquidity level requirement until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period, and suspended the ability to make certain restricted payments, including partnership distributions, until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 or the termination of the Additional Restrictions Period. See the Subsequent Event footnote at Note 15 for further details.

In accordance with the Amended 2017 Credit Agreement debt provisions, on February 19, 2020, we announced the declaration of a distribution of $0.935 per limited partner unit, which was paid on March 17, 2020. The Board of Directors has determined that it is in the best interests of unitholders for us to preserve liquidity by suspending the quarterly distribution until operating visibility improves due to the COVID-19 pandemic. The Board is committed to reinstituting a quarterly distribution when it is appropriate to do so and it is permissible under the Second Amended 2017 Credit Agreement and our other debt covenants.

Based on the cost-cutting and cash-savings measures taken to date, we anticipate our average cash burn rate going forward, including operating expenses while our parks remain closed, capital expenditures and debt facility costs, after consideration for the recently completed April 2020 refinancing events, will be approximately $30-40 million per month.

Off Balance Sheet Arrangements:
We had $15.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of March 29, 2020. We have no other significant off-balance sheet financing arrangements.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors, including the impacts of the COVID-19 pandemic, general economic conditions, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could affect attendance at our parks and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

As of March 29, 2020, on an adjusted basis after giving effect to the impact of interest rate swap agreements and before reduction for debt issuance costs and original issue discount, $1.95 billion of our outstanding long-term debt represented fixed-rate debt and $229.4 million represented variable-rate debt before revolving credit borrowings. Assuming an average balance on our revolving credit borrowings of approximately $33.7 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $7.6 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $5.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.9 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 29, 2020, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees began working from home during the fiscal quarter ended March 29, 2020. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The spread of the novel coronavirus, or COVID-19, intensifies certain risks we face, including those discussed in our Form 10-K, has adversely impacted our business and is expected to continue to adversely impact our business. The ultimate extent to which COVID-19 and measures taken in response will impact our business, including our results of operations and financial condition, cannot be predicted due to the ongoing development and fluidity of the COVID-19 situation and its effects.
On March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Because our parks are our primary sources of net income and operating cash flows, our business and financial results and condition have been, and will continue to be, adversely impacted by these closures, delayed openings and other actions taken to contain or reduce the spread of COVID-19. In addition, we are likely to experience other negative impacts to our business, results of operations and financial condition as a result of COVID-19 that may include: changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses as we sanitize our parks and implement additional hygiene-related protocols, limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate effect may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain the pandemic spread and mitigate public health effects.

A prolonged closure of our parks and resort properties could materially impact our results, operations and financial condition, which would negatively impact our ability to remain in compliance with our debt covenants.
Our parks are the primary sources of net income and operating cash flows which we rely upon to remain in compliance with debt covenants under our senior secured credit agreement and under our senior notes due in 2024, 2025, 2027 and 2029 and to meet our obligations when due. As noted above, due to the COVID-19 pandemic, operations at our parks and resort properties have been temporarily closed and there is uncertainty as to when we will be able to reopen them. Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our parks within a certain time frame. Although we believe we have sufficient resources to fund our temporarily idled operations for a period of time that lasts beyond the currently mandated closure periods, we have no control over and cannot predict the length of the closure of our parks due to the pandemic. If we are unable to generate revenues from our parks due to a prolonged period of closure or experience significant declines in business volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations.

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

As of March 29, 2020, the Amended 2017 Credit Agreement included a Consolidated Leverage Ratio, which if breached for any reason and not cured could result in an event of default, and which was set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA. The Second Amendment to the Amended 2017 Credit Agreement suspended the Consolidated Leverage Ratio test after the first quarter of 2020, added a Senior Secured Leverage Ratio test to replace the Consolidated Leverage Ratio test starting with the first quarter of 2021 and added a minimum liquidity level requirement through 2021 or the earlier termination of an additional restrictions period.

Our long-term debt agreements include Restricted Payment provisions which limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which included the most restrictive of these Restricted Payments provisions as of March 29, 2020, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than

5.00x, we could still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and was continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than or equal to 5.00x, we could make Restricted Payments up to our Restricted Payment pool. Our Second Amendment to the Amended 2017 Credit Agreement suspended our ability to make certain restricted payments, including partnership distributions, until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 or the termination of an additional restrictions period.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 29, 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	$—
February 1 - February 29	47,902	$52.76	—	—
March 1 - March 29	—	—	—	—
Total	47,902	$52.76	—	$—

(1)
All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (3.1)
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment, dated June 1, 2017, that Second Amendment, dated August 2, 2019, and that Third Amendment, dated April 1, 2020.

Exhibit (3.2)	Regulations of Cedar Fair Management, Inc., as amended by that First Amendment, dated April 1, 2020.

Exhibit (4.1)
Indenture, dated as of April 27, 2020, by and among Cedar Fair, L.P., Canada's Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein, The Bank of New York Mellon, as trustee and notes US collateral agent and BNY Trust Company of Canada, as notes Canadian collateral agent (including Form of 5.500% Senior Secured Note due 2025). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 29, 2020.

Exhibit (10.1)
Amendment No. 2, dated April 27, 2020, to the Amended and Restated Credit Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada's Wonderland Company and Millennium Operations LLC, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 29, 2020.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 6, 2020	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 6, 2020	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer