Form 10-Q
period 2020-06-28
CEDAR FAIR L P
filed 2020-08-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of July 31, 2020
Depositary Units (Representing Limited Partner Interests)	56,706,946

Page 1 of 53 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2020	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$301,135	$182,252	$324,742
Receivables	41,822	63,106	89,546
Inventories	45,580	32,902	46,860
Prepaid advertising	2,147	4,095	20,719
Other current assets	24,602	11,826	17,715
	415,286	294,181	499,582
Property and Equipment:
Land	437,491	441,038	422,764
Land improvements	458,933	460,534	443,282
Buildings	832,356	816,780	768,050
Rides and equipment	1,934,048	1,907,544	1,874,085
Construction in progress	93,412	70,731	59,257
	3,756,240	3,696,627	3,567,438
Less accumulated depreciation	(1,893,656)	(1,855,019)	(1,767,972)
	1,862,584	1,841,608	1,799,466
Goodwill	276,238	359,654	181,199
Other Intangibles, net	51,836	59,899	36,696
Right-of-Use Asset	13,322	14,324	4,354
Other Assets (See Note 1)	38,268	11,479	11,509
	$2,657,534	$2,581,145	$2,532,806
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7,500	$7,500
Accounts payable	24,848	29,344	49,284
Deferred revenue	103,834	151,377	217,242
Accrued interest	30,794	21,442	8,176
Accrued taxes	12,677	39,237	16,276
Accrued salaries, wages and benefits	15,287	29,549	21,706
Self-insurance reserves	23,028	24,665	21,427
Other accrued liabilities	21,005	21,024	18,137
	231,473	324,138	359,748
Deferred Tax Liability	29,698	82,046	88,854
Derivative Liability	37,247	18,108	23,862
Lease Liability	10,072	10,600	2,365
Non-Current Deferred Revenue (See Note 1)	97,649	9,401	9,645
Other Liabilities	2,722	935	657
Long-Term Debt:
Term debt	255,897	714,150	716,828
Notes	2,404,638	1,431,733	1,431,047
	2,660,535	2,145,883	2,147,875
Partners’ Deficit:
Special L.P. interests	5,290	5,290	5,290
General partner	(5)	(1)	(2)
Limited partners, 56,707, 56,666 and 56,597 units outstanding as of June 28, 2020, December 31, 2019 and June 30, 2019, respectively	(436,275)	(25,001)	(119,088)
Accumulated other comprehensive income	19,128	9,746	13,600
	(411,862)	(9,966)	(100,200)
	$2,657,534	$2,581,145	$2,532,806

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenues:
Admissions	$668	$229,722	$27,317	$262,939
Food, merchandise and games	2,860	150,377	22,807	175,081
Accommodations, extra-charge products and other	3,058	56,091	10,097	65,147
	6,586	436,190	60,221	503,167
Costs and expenses:
Cost of food, merchandise, and games revenues	2,005	39,808	8,390	47,457
Operating expenses	66,983	177,771	173,351	275,976
Selling, general and administrative	23,727	59,781	48,536	91,447
Depreciation and amortization	54,923	55,904	60,011	69,493
Loss on impairment / retirement of fixed assets, net	1,036	682	7,803	2,106
Loss on impairment of goodwill and other intangibles	—	—	88,181	—
Gain on sale of investment	—	—	—	(617)
	148,674	333,946	386,272	485,862
Operating (loss) income	(142,088)	102,244	(326,051)	17,305
Interest expense	36,746	22,927	63,965	43,847
Net effect of swaps	1,559	10,779	21,338	17,158
Loss on early debt extinguishment	1,696	—	1,696	—
(Gain) loss on foreign currency	(12,651)	(9,472)	21,551	(18,141)
Other (income) expense	(130)	36	(309)	125
(Loss) income before taxes	(169,308)	77,974	(434,292)	(25,684)
(Benefit) provision for taxes	(36,756)	14,676	(85,763)	(5,309)
Net (loss) income	(132,552)	63,298	(348,529)	(20,375)
Net (loss) income allocated to general partner	(2)	1	(4)	—
Net (loss) income allocated to limited partners	$(132,550)	$63,297	$(348,525)	$(20,375)

Net (loss) income	$(132,552)	$63,298	$(348,529)	$(20,375)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation adjustment	(6,523)	(4,632)	9,382	(7,682)
Other comprehensive (loss) income, (net of tax)	(6,523)	(4,632)	9,382	(7,682)
Total comprehensive (loss) income	$(139,075)	$58,666	$(339,147)	$(28,057)
Basic (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,494	56,474	56,455	56,334
Net (loss) income per limited partner unit	$(2.35)	$1.12	$(6.17)	$(0.36)
Diluted (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,494	56,886	56,455	56,334
Net (loss) income per limited partner unit	$(2.35)	$1.11	$(6.17)	$(0.36)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of March 31, 2019	56,587	$(133,118)	$(2)	$5,290	$18,232	$(109,598)
Net income	—	63,297	1	—	—	63,298
Partnership distribution declared ($0.925 per unit)	—	(52,351)	(1)	—	—	(52,352)
Issuance of limited partnership units related to compensation	10	3,224	—	—	—	3,224
Tax effect of units involved in treasury unit transactions	—	(140)	—	—	—	(140)
Foreign currency translation adjustment, net of tax $(746)	—	—	—	—	(4,632)	(4,632)
Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)

Balance as of March 29, 2020	56,703	$(305,152)	$(3)	$5,290	$25,651	$(274,214)
Net loss	—	(132,550)	(2)	—	—	(132,552)
Issuance of limited partnership units related to compensation	4	1,447	—	—	—	1,447
Tax effect of units involved in treasury unit transactions	—	(20)	—	—	—	(20)
Foreign currency translation adjustment, net of tax $(940)	—	—	—	—	(6,523)	(6,523)
Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net loss	—	(20,375)	—	—	—	(20,375)
Partnership distribution declared ($1.850 per unit)	—	(104,685)	(1)	—	—	(104,686)
Issuance of limited partnership units related to compensation	33	1,688	—	—	—	1,688
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Foreign currency translation adjustment, net of tax $(1,620)	—	—	—	—	(7,682)	(7,682)
Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)

Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(348,525)	(4)	—	—	(348,529)
Partnership distribution declared ($0.935 per unit)	—	(53,022)	—	—	—	(53,022)
Issuance of limited partnership units related to compensation	41	(7,966)	—	—	—	(7,966)
Tax effect of units involved in treasury unit transactions	—	(1,761)	—	—	—	(1,761)
Foreign currency translation adjustment, net of tax $1,911	—	—	—	—	9,382	9,382
Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 28, 2020	June 30, 2019
CASH FLOWS (FOR) FROM OPERATING ACTIVITIES
Net loss	$(348,529)	$(20,375)
Adjustments to reconcile net loss to net cash (for) from operating activities:
Depreciation and amortization	60,011	69,493
Loss on early debt extinguishment	1,696	—
Loss on impairment of goodwill and other intangibles	88,181	—
Non-cash foreign currency loss (gain) on debt	22,955	(18,926)
Non-cash equity based compensation expense	(3,525)	5,306
Non-cash deferred income tax (benefit) provision	(50,398)	5,491
Net effect of swaps	21,338	17,158
Other non-cash expenses	9,381	2,983
Changes in assets and liabilities:
(Increase) decrease in receivables	12,461	(37,823)
(Increase) decrease in inventories	(22,020)	(15,985)
(increase) decrease in other assets	(19,819)	(28,242)
Increase (decrease) in accounts payable	127	25,336
Increase (decrease) in deferred revenue	41,278	109,234
Increase (decrease) in accrued interest	9,454	166
Increase (decrease) in accrued taxes	(26,447)	(13,315)
Increase (decrease) in other liabilities	(15,805)	(1,817)
Net cash (for) from operating activities	(219,661)	98,684
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(100,637)	(262,853)
Proceeds from sale of investment	—	617
Net cash for investing activities	(100,637)	(262,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Note borrowings	1,000,000	500,000
Term debt payments	(465,125)	(1,875)
Distributions paid to partners	(53,022)	(104,686)
Payment of debt issuance costs	(33,746)	(7,712)
Exercise of limited partnership unit options	112	—
Tax effect of units involved in treasury unit transactions	(1,761)	(1,561)
Payments related to tax withholding for equity compensation	(4,618)	(4,142)
Net cash from financing activities	441,840	380,024
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,659)	2,921
CASH AND CASH EQUIVALENTS
Net increase for the period	118,883	219,393
Balance, beginning of period	182,252	105,349
Balance, end of period	$301,135	$324,742
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$51,869	$43,498
Interest capitalized	1,423	1,824
Cash payments for income taxes, net of refunds	5,984	7,204
Capital expenditures in accounts payable	5,847	4,830
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

(1) Significant Accounting and Reporting Policies:
Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. As of June 28, 2020, we had opened the following parks with reduced operating hours to align with mandated capacity restraints:
Schlitterbahn Waterpark & Resort New Braunfels, which opened on June 13, 2020
Schlitterbahn Waterpark Galveston, which opened on June 13, 2020
Worlds of Fun, which opened on June 22, 2020
Following the second quarter of 2020, we have opened four additional parks and have adjusted park operating calendars in response to soft demand trends. See the Subsequent Events footnote at Note 15 for further details.
Even after all of our parks are able to reopen and our parks are able to return to full capacity with traditional park operating calendars, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic. These impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

Following our March 13, 2020 announcement, we took steps to secure additional liquidity and to obtain near-term relief from certain financial covenants, in the event that the effects of the COVID-19 pandemic continued. On April 27, 2020, we issued senior secured notes and further amended the Amended 2017 Credit Agreement, including expanding our senior secured revolving credit facility capacity and revising certain financial covenants. Financial covenant revisions included suspending testing of the leverage ratio for the remainder of 2020 and allowing for modified testing of the leverage ratio in 2021. See the Long-Term Debt footnote at Note 7 for further details. In addition, during the second quarter of 2020, we reduced operating expenses, including labor costs, suspended non-essential capital expenditures, and suspended quarterly distribution payments. Following the second quarter of 2020, and as a result of opening additional parks, we have begun incurring additional expense that corresponds with lower than typical attendance levels and abbreviated park operating calendars. See the Subsequent Events footnote at Note 15 for further details.

Management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates.

Prior to the COVID-19 pandemic, we had been preparing for our 2020 operating season. As a result, as of the end of the first and second quarters of 2020, our working capital accounts were at pre-opening levels typical of the end of the first quarter, in particular receivables for our installment purchase plans, inventories and deferred revenue for season-long products. For purposes of preparing our financial statements, as of June 28, 2020, we estimated that some of our closed parks would remain closed throughout 2020 and some of our parks that have been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar. Furthermore, given the uncertainty around the timing of the parks reopening, we had paused collections of guest payments on installment purchase products and extended the usage privileges of 2020 season passes through the 2021 season to compensate for lost days. As a result, we estimated that the following working capital amounts would be realized greater than 12 months from the balance sheet date and these amounts have been classified as non-current as of June 28, 2020. These amounts represent our best estimate and include material assumptions which may differ as the COVID-19 pandemic and the related actions taken to contain its spread progress.

(In thousands)
Working Capital Account	Balance Sheet Location	June 28, 2020
Receivables	Other Assets	$8,663
Inventories	Other Assets	9,159
Other current assets	Other Assets	763
		$18,585

Deferred revenue	Non-Current Deferred Revenue	$88,579
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

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. Our parks operate seasonally except for Knott's Berry Farm. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks typically are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis. COVID-19 has impacted our parks' operating calendars. See the Subsequent Events footnote at Note 15 for further details.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting and reporting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. As a portion of our parks have opened and a portion of our parks remain closed, we are recognizing depreciation and certain other operating costs, which are typically expensed over each park's operating season and which will still be incurred, over pre-COVID-19 budgeted operating days for 2020. This change in accounting procedure more accurately reflects incurred expense and results in greater consistency between parks and with historical results.

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

The results of the Schlitterbahn parks' operations, including $2.1 million of net revenues and $99.5 million of net loss, are included within the unaudited condensed consolidated statement of operations and comprehensive (loss) income for the six months ended June 28, 2020. If we had acquired the Schlitterbahn parks on January 1, 2019, our results for the three and six months ended June 30, 2019 would have included net revenues of approximately $24 million and $26 million, and net income of approximately $5 million and net loss of approximately $1 million, respectively. Related acquisition transaction costs totaled $7.0 million for the third and fourth quarter of 2019 and were included within Selling, general and administrative expenses.

(4) Revenue Recognition:
As disclosed within the unaudited condensed consolidated statements of operations and comprehensive (loss) income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented:

	Three months ended		Six months ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
In-park revenues	$1,217	$401,383	$44,244	$455,596
Out-of-park revenues	5,563	49,344	17,654	64,105
Concessionaire remittance	(194)	(14,537)	(1,677)	(16,534)
Net revenues	$6,586	$436,190	$60,221	$503,167
Due to our highly seasonal operations, a substantial portion of our revenues typically are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the condensed consolidated statements of operations and comprehensive (loss) income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Of the $151.4 million of deferred revenue recorded as of January 1, 2020, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the six months ended June 28, 2020, approximately $7.6 million of the deferred revenue balance as of January 1, 2020 was recognized.

Due to the COVID-19 pandemic, as of June 28, 2020, we estimated that some of our closed parks would remain closed throughout 2020 and some of our parks that have been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar. Furthermore, given the uncertainty around the timing of the parks reopening, we extended the validity of our season pass products through the 2021 operating season to compensate for lost days in 2020. As a result, we classified $88.6 million of our deferred revenue as non-current as of June 28, 2020. The following table discloses when we expect to recognize our outstanding deferred revenue:

(In thousands)
Revenue Recognition Timing	June 28, 2020
Estimated to be recognized in 2020	$41,904
Estimated to be recognized in 2021	150,754
Estimated to be recognized from 2022 through 2039 (1)	8,825
Total Deferred Revenue	$201,483

(1) We lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding revenue is being recognized over the life of the stadium.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are highest in the peak summer months and the lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of June 28, 2020, December 31, 2019 and June 30, 2019, we recorded a $6.7 million, $3.4 million and $8.2 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends, including an adjustment for the impact of COVID-19 on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

As mentioned above, due to the COVID-19 pandemic, as of June 28, 2020, we estimated that some of our closed parks would remain closed throughout 2020 and some of our parks that have been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar. Furthermore, given the uncertainty around the timing of the parks reopening, we suspended collections on our installment purchase plans and are resuming collections at each park as it opens. As a result, we classified $8.7 million of our installment purchase plan receivables as non-current as of June 28, 2020.

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

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment as of March 29, 2020. We concluded the estimated undiscounted future cash flows expected to result from the use of the long-lived assets at the Schlitterbahn parks no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income during the first quarter of 2020. The fair value of our long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. As of June 28, 2020, we concluded further long-lived asset impairment testing was unnecessary as indicators of further impairment did not exist. We based our conclusion on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheet ($9.0 million as of June 28, 2020, December 31, 2019 and June 30, 2019).

(6) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment as of March 29, 2020. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

The fair value of our reporting units was established using a combination of an income (discounted cash flow) approach and market approach. The income approach used each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflected current market conditions. Estimated operating results were established using our best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks following the COVID-19 pandemic, and the related anticipated demand upon re-opening our parks following the COVID-19 pandemic. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimated fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The impairment charge recognized was for the amount by which the reporting unit's carrying amount exceeded its fair value.

Our indefinite-lived intangible assets consist of trade names. The fair value of our trade names was calculated using a relief-from-royalty model. The impairment charge recognized was for the amount by which the trade name's carrying amount exceeded its fair value.

As of June 28, 2020, we concluded further goodwill and trade name impairment testing was unnecessary as indicators of further impairment did not exist. We based our conclusion on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Management made significant estimates in concluding on whether impairment testing was necessary and subsequently calculating the fair value of our reporting units and trade names. Actual results could materially differ from these estimates.

Changes in the carrying value of goodwill for the six months ended June 28, 2020 and June 30, 2019 were:

(In thousands)	Goodwill
Balance as of December 31, 2019	$359,654
Impairment	(80,331)
Foreign currency translation	(3,085)
Balance as of June 28, 2020	$276,238

Balance as of December 31, 2018	$178,719
Foreign currency translation	2,480
Balance as of June 30, 2019	$181,199

Goodwill included $104.4 million and $178.0 million as of June 28, 2020 and December 31, 2019, respectively, of goodwill related to the Schlitterbahn parks which were acquired on July 1, 2019, see Note 3.

As of June 28, 2020, December 31, 2019, and June 30, 2019, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 28, 2020
Other intangible assets:
Trade names	$50,713	$—	$50,713
License / franchise agreements	4,256	(3,133)	1,123
Total other intangible assets	$54,969	$(3,133)	$51,836

December 31, 2019
Other intangible assets:
Trade names	$59,249	$—	$59,249
License / franchise agreements	3,583	(2,933)	650
Total other intangible assets	$62,832	$(2,933)	$59,899

June 30, 2019
Other intangible assets:
Trade names	$35,945	$—	$35,945
License / franchise agreements	3,390	(2,639)	751
Total other intangible assets	$39,335	$(2,639)	$36,696

Other intangible assets included $15.4 million and $23.2 million as of June 28, 2020 and December 31, 2019, respectively, for the Schlitterbahn trade name acquired on July 1, 2019, see Note 3. The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets is expected to continue to be immaterial going forward.

(7) Long-Term Debt:
Long-term debt as of June 28, 2020, December 31, 2019, and June 30, 2019 consisted of the following:

(In thousands)	June 28, 2020	December 31, 2019	June 30, 2019

U.S. term loan averaging 3.08% YTD 2020; 4.01% in 2019; 4.24% YTD 2019 (due 2017-2024) (1)	$264,250	$729,375	$733,125
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000	450,000
2025 U.S. fixed rate notes at 5.500%	1,000,000	—	—
2027 U.S. fixed rate notes at 5.375%	500,000	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	500,000	500,000
	2,714,250	2,179,375	2,183,125
Less current portion	—	(7,500)	(7,500)
	2,714,250	2,171,875	2,175,625
Less debt issuance costs and original issue discount	(53,715)	(25,992)	(27,750)
	$2,660,535	$2,145,883	$2,147,875
(1)  The average interest rates do not reflect the effect of interest rate swap agreements (see Note 8).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement (the "2017 Credit Agreement") which includes our senior secured term loan facility and senior secured revolving credit facility. The $750 million senior secured term loan facility under the 2017 Credit Agreement matures on April 15, 2024 and, following an amendment in March 2018, bears interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the March 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (subsequently referred to as the "Second Amended 2017 Credit Agreement" or the "Second Amendment") to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. In conjunction with the Second Amendment, we prepaid $463.3 million of our outstanding senior secured term loan facility. Following the prepayment, we do not have any required remaining scheduled quarterly payments on our senior secured term loan facility. The facilities provided under the Second Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100.0 million bringing our total senior secured revolving credit facility capacity under the Second Amended 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings under the Second Amended 2017 Credit Agreement bear interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. Prior to the Second Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. As of June 28, 2020, no borrowings were outstanding under the revolving credit facility. The Second Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Notes
In April 2020, as a result of the anticipated effects of the COVID-19 pandemic and in connection with the Second Amendment to the 2017 Credit Agreement, we issued $1.0 billion of 5.500% senior secured notes ("2025 senior notes") in a private placement. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2025 senior notes. The 2025 senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. The net proceeds from the offering of the 2025 senior notes were used to repay $463.3 million of our then-outstanding senior secured term loan facility. The remaining amount is to be used for general corporate and working capital purposes, including fees and expenses related to the transaction.

The 2025 senior notes pay interest semi-annually in May and November, beginning November 1, 2020, with the principal due in full on May 1, 2025. Prior to May 1, 2022, up to 35% of the 2025 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2025 senior notes may be redeemed, in whole or in part, at any time prior to May 1, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2025 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2014, we issued $450 million of 5.375% senior unsecured notes ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The 2024 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, we issued $500 million of 5.375% senior unsecured notes ("2027 senior notes"). The 2027 senior notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

The 2029 senior notes pay interest semi-annually in January and July, with the principal due in full on July 15, 2029. Prior to July 15, 2022, up to 35% of the 2029 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, we may from time to time repurchase debt securities issued in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Second Amendment to the 2017 Credit Agreement suspended and revised certain financial covenants including: (i) suspended testing of the Consolidated Leverage Ratio (which was previously set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA) after the first quarter of the fiscal year ended December 31, 2020, (ii) replaced such Consolidated Leverage Ratio testing with a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA to be tested quarterly starting with the first quarter of the fiscal year ended December 31, 2021, which will step down to 3.75x in the fourth quarter of the fiscal year ended December 31, 2021, with the covenant calculation to include Consolidated

EBITDA on a trailing twelve month basis using the quarters of the fiscal year ended December 31, 2021 and replacing the 2020 quarters, where applicable, with the second, third and fourth quarters of the fiscal year ended December 31, 2019 (the "Deemed EBITDA Quarters"), with replacements occuring until the fourth quarter of the fiscal year ended December 31, 2021, from and after which time the then current Consolidated EBITDA calculations will be used, (iii) added a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until December 31, 2021), (iv) suspended certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Second Amended 2017 Credit Agreement until the earlier of the delivery of the compliance certificate for the fourth quarter of the fiscal year ended December 31, 2021 or the termination of the Additional Restrictions Period, and (v) permitted the incurrence of the portion of the 2025 senior notes that were issued, the proceeds of which were not applied to repay a portion of the senior secured term loan facility. We may terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of June 28, 2020, we were in compliance with the financial condition covenants under the Second Amended 2017 Credit Agreement.

Our fixed rate note agreements also include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of June 28, 2020.

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

(In thousands)	Balance Sheet Location	June 28, 2020	December 31, 2019	June 30, 2019
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$(7,328)	$(5,129)	$—
	Derivative Liability	(37,247)	(18,108)	(23,862)
		$(44,575)	$(23,237)	$(23,862)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

(9) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 28, 2020, December 31, 2019, and June 30, 2019 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 28, 2020		December 31, 2019		June 30, 2019
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$156	$156	$275	$275	$362	$362
Interest rate swaps	Derivative Liability (1)	Level 2	$(44,575)	$(44,575)	$(23,237)	$(23,237)	$(23,862)	$(23,862)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(252,359)	$(721,875)	$(725,484)	$(725,625)	$(725,625)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(427,500)	$(450,000)	$(462,375)	$(450,000)	$(461,250)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(992,500)	—	—	—	—
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(465,000)	$(500,000)	$(535,000)	$(500,000)	$(516,250)
2029 senior notes	Long-Term Debt (2)	Level 1 (3)	$(500,000)	$(462,500)	$(500,000)	$(539,375)	$(500,000)	$(510,000)
(1)As of June 28, 2020 and December 31, 2019, $7.3 million and $5.1 million of the fair value of our swap portfolio, respectively, was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $53.7 million, $26.0 million, and $27.8 million as of June 28, 2020, December 31, 2019, and June 30, 2019, respectively.
(3)The 2029 senior notes were based on Level 1 inputs as of June 28, 2020 and Level 2 inputs as of December 31, 2019 and June 30, 2019.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020. We concluded the estimated fair value of the Schlitterbahn parks reporting unit and its related long-lived assets and trade name, and of the Dorney Park reporting unit no longer exceeded their carrying values. Therefore, as of March 29, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

The fair value determination for our long-lived assets, reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of our long-lived assets was determined using a real and personal property appraisal of which the principal assumptions included the principal market and market participants upon sale. The primary assumptions used to determine the fair value of our reporting units included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks following the COVID-19 pandemic, the related anticipated demand upon re-opening our parks following the COVID-19 pandemic, terminal value growth rates, future estimates of capital expenditures, changes in future capital requirements, and a weighted-average cost of capital that reflected current market conditions. The fair value of our indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, the anticipated time frame to re-open our parks following the COVID-19 pandemic, the related anticipated demand upon re-opening our parks following the COVID-19 pandemic, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of June 28, 2020, December 31, 2019 or June 30, 2019.

(10) Earnings per Unit:
Net (loss) income per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Six months ended
(In thousands, except per unit amounts)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic weighted average units outstanding	56,494	56,474	56,455	56,334
Effect of dilutive units:
Deferred units	—	47	—	—
Restricted units	—	243	—	—
Unit options	—	122	—	—
Diluted weighted average units outstanding	56,494	56,886	56,455	56,334
Net (loss) income per unit - basic	$(2.35)	$1.12	$(6.17)	$(0.36)
Net (loss) income per unit - diluted	$(2.35)	$1.11	$(6.17)	$(0.36)

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

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). Our consolidated estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state, local and foreign income taxes, certain partnership level income not being subject to federal tax and beneficial rate differences on loss carry backs allowed by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020.

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

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, and Magnum, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum), the guarantors (on a combined basis), as of June 28, 2020, December 31, 2019, and June 30, 2019 and for the three and six month periods ended June 28, 2020 and June 30, 2019. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17,395	$283,740	$—	$301,135
Receivables	—	1,995	27,648	1,053,180	(1,041,001)	41,822
Inventories	—	—	3,605	41,975	—	45,580
Other current assets	918	7,633	8,291	19,942	(10,035)	26,749
	918	9,628	56,939	1,398,837	(1,051,036)	415,286
Property and Equipment, net	—	610	170,904	1,691,070	—	1,862,584
Investment in Park	250,803	1,070,282	282,084	129,048	(1,732,217)	—
Goodwill	674	—	58,296	217,268	—	276,238
Other Intangibles, net	—	—	12,994	38,842	—	51,836
Deferred Tax Asset	—	73,462	—	—	(73,462)	—
Right-of-Use Asset	—	—	124	13,198	—	13,322
Other Assets	—	7,359	1,169	29,740	—	38,268
	$252,395	$1,161,341	$582,510	$3,518,003	$(2,856,715)	$2,657,534
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$509,066	$533,321	$2,104	$21,358	$(1,041,001)	$24,848
Deferred revenue	—	—	5,788	98,046	—	103,834
Accrued interest	2,061	425	1,903	26,405	—	30,794
Accrued taxes	1,097	—	—	21,615	(10,035)	12,677
Accrued salaries, wages and benefits	—	14,031	1,256	—	—	15,287
Self-insurance reserves	—	9,652	1,491	11,885	—	23,028
Other accrued liabilities	6,309	8,363	326	6,007	—	21,005
	518,533	565,792	12,868	185,316	(1,051,036)	231,473
Deferred Tax Liability	—	—	14,671	88,489	(73,462)	29,698
Derivative Liability	—	37,247	—	—	—	37,247
Lease Liability	—	—	95	9,977	—	10,072
Other Liabilities	—	2,463	5,506	92,402	—	100,371
Long-Term Debt:
Term debt	—	—	—	255,897	—	255,897
Notes	145,724	—	447,290	1,811,624	—	2,404,638
	145,724	—	447,290	2,067,521	—	2,660,535

Partners' (Deficit) Equity	(411,862)	555,839	102,080	1,074,298	(1,732,217)	(411,862)
	$252,395	$1,161,341	$582,510	$3,518,003	$(2,856,715)	$2,657,534

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$34,520	$292,717	$(2,495)	$324,742
Receivables	—	1,214	37,121	1,018,249	(967,038)	89,546
Inventories	—	—	3,804	43,056	—	46,860
Other current assets	400	14,347	9,710	34,453	(20,476)	38,434
	400	15,561	85,155	1,388,475	(990,009)	499,582
Property and Equipment, net	—	785	186,578	1,612,103	—	1,799,466
Investment in Park	524,449	1,160,193	269,259	203,690	(2,157,591)	—
Goodwill	674	—	60,919	119,606	—	181,199
Other Intangibles, net	—	—	13,582	23,114	—	36,696
Deferred Tax Asset	—	12,733	—	—	(12,733)	—
Right-of-Use Asset	—	—	92	4,262	—	4,354
Other Assets	—	—	38	11,471	—	11,509
	$525,523	$1,189,272	$615,623	$3,362,721	$(3,160,333)	$2,532,806
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$7,500
Accounts payable	616,886	356,792	4,867	40,272	(969,533)	49,284
Deferred revenue	—	—	25,057	192,185	—	217,242
Accrued interest	6	4	1,955	6,211	—	8,176
Accrued taxes	2,176	—	—	34,576	(20,476)	16,276
Accrued salaries, wages and benefits	—	19,642	2,064	—	—	21,706
Self-insurance reserves	—	9,541	1,459	10,427	—	21,427
Other accrued liabilities	2,629	5,959	650	8,899	—	18,137
	621,697	393,251	36,052	298,757	(990,009)	359,748
Deferred Tax Liability	—	—	14,071	87,516	(12,733)	88,854
Derivative Liability	4,026	19,836	—	—	—	23,862
Lease Liability	—	—	73	2,292	—	2,365
Other Liabilities	—	657	—	9,645	—	10,302
Long-Term Debt:
Term debt	—	125,975	—	590,853	—	716,828
Notes	—	—	446,443	984,604	—	1,431,047
	—	125,975	446,443	1,575,457	—	2,147,875

Partners' (Deficit) Equity	(100,200)	649,553	118,984	1,389,054	(2,157,591)	(100,200)
	$525,523	$1,189,272	$615,623	$3,362,721	$(3,160,333)	$2,532,806

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(53,238)	$(18,373)	$308	$(15,699)	$93,588	$6,586
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	126	1,879	—	2,005
Operating expenses	1	33,645	4,513	(64,764)	93,588	66,983
Selling, general and administrative	979	11,495	1,003	10,250	—	23,727
Depreciation and amortization	—	8	4,686	50,229	—	54,923
Loss on impairment / retirement of fixed assets, net	—	—	66	970	—	1,036
	980	45,148	10,394	(1,436)	93,588	148,674
Operating loss	(54,218)	(63,521)	(10,086)	(14,263)	—	(142,088)
Interest expense, net	7,390	4,957	6,153	18,170	—	36,670
Net effect of swaps	(834)	2,393	—	—	—	1,559
Loss on early debt extinguishment	22	197	—	1,477	—	1,696
Gain on foreign currency	—	(2)	(12,649)	—	—	(12,651)
Other expense (income)	62	(7,694)	656	6,922	—	(54)
Loss from investment in affiliates	71,669	33,316	7,356	8,217	(120,558)	—
Loss before taxes	(132,527)	(96,688)	(11,602)	(49,049)	120,558	(169,308)
Provision (benefit) for taxes	25	(25,017)	(3,387)	(8,377)	—	(36,756)
Net loss	$(132,552)	$(71,671)	$(8,215)	$(40,672)	$120,558	$(132,552)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(6,523)	—	(6,523)	—	6,523	(6,523)
Other comprehensive loss, (net of tax)	(6,523)	—	(6,523)	—	6,523	(6,523)
Total comprehensive loss	$(139,075)	$(71,671)	$(14,738)	$(40,672)	$127,081	$(139,075)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$30,240	$107,811	$38,374	$410,780	$(151,015)	$436,190
Costs and expenses:
Cost of food, merchandise, and games revenues	—	51	3,874	35,883	—	39,808
Operating expenses	2	102,173	15,034	211,577	(151,015)	177,771
Selling, general and administrative	186	16,000	3,847	39,748	—	59,781
Depreciation and amortization	—	8	5,682	50,214	—	55,904
Loss on impairment / retirement of fixed assets, net	—	—	25	657	—	682
	188	118,232	28,462	338,079	(151,015)	333,946
Operating income (loss)	30,052	(10,421)	9,912	72,701	—	102,244
Interest expense, net	6,673	4,996	6,045	5,132	—	22,846
Net effect of swaps	2,126	8,653	—	—	—	10,779
Loss (gain) on foreign currency	—	12	(9,484)	—	—	(9,472)
Other expense (income)	64	(24,465)	926	23,592	—	117
Income from investment in affiliates	(45,594)	(45,111)	(11,401)	(23,567)	125,673	—
Income before taxes	66,783	45,494	23,826	67,544	(125,673)	77,974
Provision (benefit) for taxes	3,485	(102)	256	11,037	—	14,676
Net income	$63,298	$45,596	$23,570	$56,507	$(125,673)	$63,298
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(4,632)	—	(4,632)	—	4,632	(4,632)
Other comprehensive loss, (net of tax)	(4,632)	—	(4,632)	—	4,632	(4,632)
Total comprehensive income	$58,666	$45,596	$18,938	$56,507	$(121,041)	$58,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(103,593)	$(68,258)	$408	$17,610	$214,054	$60,221
Costs and expenses:
Cost of food, merchandise, and games revenues	—	—	129	8,261	—	8,390
Operating expenses	2	87,540	10,559	(138,804)	214,054	173,351
Selling, general and administrative	617	20,346	2,020	25,553	—	48,536
Depreciation and amortization	—	16	4,721	55,274	—	60,011
Loss on impairment / retirement of fixed assets, net	—	—	1,602	6,201	—	7,803
Loss on impairment of goodwill and other intangibles	—	—	—	88,181	—	88,181
	619	107,902	19,031	44,666	214,054	386,272
Operating loss	(104,212)	(176,160)	(18,623)	(27,056)	—	(326,051)
Interest expense, net	13,420	9,726	12,050	28,345	—	63,541
Net effect of swaps	1,320	20,018	—	—	—	21,338
Loss on early debt extinguishment	22	197	—	1,477	—	1,696
Loss on foreign currency	—	5	21,546	—	—	21,551
Other expense (income)	121	(15,894)	504	15,384	—	115
Loss from investment in affiliates	228,859	102,521	10,660	57,265	(399,305)	—
Loss before taxes	(347,954)	(292,733)	(63,383)	(129,527)	399,305	(434,292)
Provision (benefit) for taxes	575	(63,874)	(6,117)	(16,347)	—	(85,763)
Net loss	$(348,529)	$(228,859)	$(57,266)	$(113,180)	$399,305	$(348,529)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	9,382	—	9,382	—	(9,382)	9,382
Other comprehensive income, (net of tax)	9,382	—	9,382	—	(9,382)	9,382
Total comprehensive loss	$(339,147)	$(228,859)	$(47,884)	$(113,180)	$389,923	$(339,147)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$14,598	$111,096	$38,670	$470,685	$(131,882)	$503,167
Costs and expenses:
Cost of food, merchandise, and games revenues	—	51	3,926	43,480	—	47,457
Operating expenses	2	150,345	20,745	236,766	(131,882)	275,976
Selling, general and administrative	1,625	30,552	4,865	54,405	—	91,447
Depreciation and amortization	—	16	5,682	63,795	—	69,493
Loss on impairment / retirement of fixed assets, net	—	—	35	2,071	—	2,106
Gain on sale of investment	—	(617)	—	—	—	(617)
	1,627	180,347	35,253	400,517	(131,882)	485,862
Operating income (loss)	12,971	(69,251)	3,417	70,168	—	17,305
Interest expense, net	13,064	10,026	11,758	8,685	—	43,533
Net effect of swaps	3,117	14,041	—	—	—	17,158
Loss (gain) on foreign currency	—	1	(18,142)	—	—	(18,141)
Other expense (income)	123	(35,971)	2,025	34,262	—	439
Loss (income) from investment in affiliates	12,855	(30,452)	(6,798)	(17,377)	41,772	—
(Loss) income before taxes	(16,188)	(26,896)	14,574	44,598	(41,772)	(25,684)
Provision (benefit) for taxes	4,187	(14,041)	(2,803)	7,348	—	(5,309)
Net (loss) income	$(20,375)	$(12,855)	$17,377	$37,250	$(41,772)	$(20,375)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(7,682)	—	(7,682)	—	7,682	(7,682)
Other comprehensive loss, (net of tax)	(7,682)	—	(7,682)	—	7,682	(7,682)
Total comprehensive (loss) income	$(28,057)	$(12,855)	$9,695	$37,250	$(34,090)	$(28,057)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$43,548	$(6,035)	$(35,663)	$(221,887)	$376	$(219,661)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	(12,094)	—	3,951	8,143	—
Proceeds from returns on investments	—	20,000	—	—	(20,000)	—
Capital expenditures	—	142	(2,734)	(98,045)	—	(100,637)
Net cash from (for) investing activities	—	8,048	(2,734)	(94,094)	(11,857)	(100,637)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	(135,846)	131,895	12,094	—	(8,143)	—
Payments for returns of capital	—	—	(20,000)	—	20,000	—
Note borrowings	150,000	—	—	850,000	—	1,000,000
Term debt payments	—	(127,641)	—	(337,484)	—	(465,125)
Distributions paid to partners	(53,179)	—	—	—	157	(53,022)
Payment of debt issuance costs	(4,523)	—	—	(29,223)	—	(33,746)
Exercise of limited partnership unit options	—	112	—	—	—	112
Tax effect of units involved in treasury unit transactions	—	(1,761)	—	—	—	(1,761)
Payments related to tax withholding for equity compensation	—	(4,618)	—	—	—	(4,618)
Net cash (for) from financing activities	(43,548)	(2,013)	(7,906)	483,293	12,014	441,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,659)	—	—	(2,659)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(48,962)	167,312	533	118,883
Balance, beginning of period	—	—	66,357	116,428	(533)	182,252
Balance, end of period	$—	$—	$17,395	$283,740	$—	$301,135

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$53,711	$(28,342)	$9,120	$66,441	$(2,246)	$98,684
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	(47,144)	47,144	—
Proceeds from returns on investments	—	38,030	—	—	(38,030)	—
Capital expenditures	—	—	(12,817)	(250,036)	—	(262,853)
Proceeds from sale of investment	—	617	—	—	—	617
Net cash from (for) investing activities	—	38,647	(12,817)	(297,180)	9,114	(262,236)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	51,418	(4,274)	—	—	(47,144)	—
Payments for returns of capital	—	—	(38,030)	—	38,030	—
Note borrowings	—	—	—	500,000	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	(1,875)
Distributions paid to partners	(105,129)	—	—	—	443	(104,686)
Payment of debt issuance costs	—	—	—	(7,712)	—	(7,712)
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Payments related to tax withholding for equity compensation	—	(4,142)	—	—	—	(4,142)
Net cash (for) from financing activities	(53,711)	(10,305)	(38,030)	490,741	(8,671)	380,024
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,921	—	—	2,921
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(38,806)	260,002	(1,803)	219,393
Balance, beginning of period	—	—	73,326	32,715	(692)	105,349
Balance, end of period	$—	$—	$34,520	$292,717	$(2,495)	$324,742

(14) Consolidating Financial Information of Guarantors and Issuers of 2027 and 2029 Senior Notes:
Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2027 and 2029 senior notes (see Note 7). The 2027 and 2029 senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). There are no non-guarantor subsidiaries.

The following consolidating schedules present condensed financial information for Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium, the co-issuers, and each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium), the guarantors (on a combined basis), as of June 28, 2020, December 31, 2019, and June 30, 2019 and for the three and six month periods ended June 28, 2020 and June 30, 2019. In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, the accompanying unaudited condensed consolidating financial statements have been included.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$17,395	$283,238	$502	$—	$301,135
Receivables	—	1,995	27,648	31,558	1,021,622	(1,041,001)	41,822
Inventories	—	—	3,605	35,864	6,111	—	45,580
Other current assets	918	7,633	8,291	17,639	2,303	(10,035)	26,749
	918	9,628	56,939	368,299	1,030,538	(1,051,036)	415,286
Property and Equipment, net	—	610	170,904	—	1,691,070	—	1,862,584
Investment in Park	250,803	1,070,282	282,084	2,207,828	129,049	(3,940,046)	—
Goodwill	674	—	58,296	106,051	111,217	—	276,238
Other Intangibles, net	—	—	12,994	—	38,842	—	51,836
Deferred Tax Asset	—	73,462	—	—	—	(73,462)	—
Right-of-Use Asset	—	—	124	12,602	596	—	13,322
Other Assets	—	7,359	1,169	16,464	13,276	—	38,268
	$252,395	$1,161,341	$582,510	$2,711,244	$3,014,588	$(5,064,544)	$2,657,534
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$509,066	$533,321	$2,104	$17,246	$4,112	$(1,041,001)	$24,848
Deferred revenue	—	—	5,788	79,296	18,750	—	103,834
Accrued interest	2,061	425	1,903	26,405	—	—	30,794
Accrued taxes	1,097	—	—	9,865	11,750	(10,035)	12,677
Accrued salaries, wages and benefits	—	14,031	1,256	—	—	—	15,287
Self-insurance reserves	—	9,652	1,491	10,065	1,820	—	23,028
Other accrued liabilities	6,309	8,363	326	4,790	1,217	—	21,005
	518,533	565,792	12,868	147,667	37,649	(1,051,036)	231,473
Deferred Tax Liability	—	—	14,671	—	88,489	(73,462)	29,698
Derivative Liability	—	37,247	—	—	—	—	37,247
Lease Liability	—	—	95	9,631	346	—	10,072
Other Liabilities	—	2,463	5,506	65,116	27,286	—	100,371
Long-Term Debt:
Term debt	—	—	—	255,897	—	—	255,897
Notes	145,724	—	447,290	1,811,624	—	—	2,404,638
	145,724	—	447,290	2,067,521	—	—	2,660,535

Partners' (Deficit) Equity	(411,862)	555,839	102,080	421,309	2,860,818	(3,940,046)	(411,862)
	$252,395	$1,161,341	$582,510	$2,711,244	$3,014,588	$(5,064,544)	$2,657,534

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

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$34,520	$287,935	$4,782	$(2,495)	$324,742
Receivables	—	1,214	37,121	60,487	957,762	(967,038)	89,546
Inventories	—	—	3,804	35,627	7,429	—	46,860
Other current assets	400	14,347	9,710	29,374	5,079	(20,476)	38,434
	400	15,561	85,155	413,423	975,052	(990,009)	499,582
Property and Equipment, net	—	785	186,578	—	1,612,103	—	1,799,466
Investment in Park	524,449	1,160,193	269,259	1,747,364	203,690	(3,904,955)	—
Goodwill	674	—	60,919	8,388	111,218	—	181,199
Other Intangibles, net	—	—	13,582	—	23,114	—	36,696
Deferred Tax Asset	—	12,733	—	—	—	(12,733)	—
Right-of-Use Asset	—	—	92	3,771	491	—	4,354
Other Assets	—	—	38	2,483	8,988	—	11,509
	$525,523	$1,189,272	$615,623	$2,175,429	$2,934,656	$(4,907,697)	$2,532,806
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1,313	$—	$6,187	$—	$—	$7,500
Accounts payable	616,886	356,792	4,867	32,468	7,804	(969,533)	49,284
Deferred revenue	—	—	25,057	147,756	44,429	—	217,242
Accrued interest	6	4	1,955	6,211	—	—	8,176
Accrued taxes	2,176	—	—	8,873	25,703	(20,476)	16,276
Accrued salaries, wages and benefits	—	19,642	2,064	—	—	—	21,706
Self-insurance reserves	—	9,541	1,459	8,703	1,724	—	21,427
Other accrued liabilities	2,629	5,959	650	6,871	2,028	—	18,137
	621,697	393,251	36,052	217,069	81,688	(990,009)	359,748
Deferred Tax Liability	—	—	14,071	—	87,516	(12,733)	88,854
Derivative Liability	4,026	19,836	—	—	—	—	23,862
Lease Liability	—	—	73	1,992	300	—	2,365
Other Liabilities	—	657	—	87	9,558	—	10,302
Long-Term Debt:
Term debt	—	125,975	—	590,853	—	—	716,828
Notes	—	—	446,443	984,604	—	—	1,431,047
	—	125,975	446,443	1,575,457	—	—	2,147,875

Partners' (Deficit) Equity	(100,200)	649,553	118,984	380,824	2,755,594	(3,904,955)	(100,200)
	$525,523	$1,189,272	$615,623	$2,175,429	$2,934,656	$(4,907,697)	$2,532,806

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(53,238)	$(18,373)	$308	$6,893	$17,754	$53,242	$6,586
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	126	1,494	385	—	2,005
Operating expenses	1	33,645	4,513	(31,357)	6,939	53,242	66,983
Selling, general and administrative	979	11,495	1,003	8,909	1,341	—	23,727
Depreciation and amortization	—	8	4,686	—	50,229	—	54,923
Loss on impairment / retirement of fixed assets, net	—	—	66	441	529	—	1,036
	980	45,148	10,394	(20,513)	59,423	53,242	148,674
Operating (loss) income	(54,218)	(63,521)	(10,086)	27,406	(41,669)	—	(142,088)
Interest expense (income), net	7,390	4,957	6,153	25,929	(7,759)	—	36,670
Net effect of swaps	(834)	2,393	—	—	—	—	1,559
Loss on early debt extinguishment	22	197	—	1,477	—	—	1,696
Gain on foreign currency	—	(2)	(12,649)	—	—	—	(12,651)
Other expense (income)	62	(7,694)	656	—	6,922	—	(54)
Loss from investment in affiliates	71,669	33,316	7,356	—	8,217	(120,558)	—
Loss before taxes	(132,527)	(96,688)	(11,602)	—	(49,049)	120,558	(169,308)
Provision (benefit) for taxes	25	(25,017)	(3,387)	—	(8,377)	—	(36,756)
Net loss	$(132,552)	$(71,671)	$(8,215)	$—	$(40,672)	$120,558	$(132,552)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(6,523)	—	(6,523)	—	—	6,523	(6,523)
Other comprehensive loss, (net of tax)	(6,523)	—	(6,523)	—	—	6,523	(6,523)
Total comprehensive loss	$(139,075)	$(71,671)	$(14,738)	$—	$(40,672)	$127,081	$(139,075)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$30,240	$107,811	$38,374	$316,198	$132,511	$(188,944)	$436,190
Costs and expenses:
Cost of food, merchandise and games revenues	—	51	3,874	29,089	6,794	—	39,808
Operating expenses	2	102,173	15,034	238,566	10,940	(188,944)	177,771
Selling, general and administrative	186	16,000	3,847	32,499	7,249	—	59,781
Depreciation and amortization	—	8	5,682	—	50,214	—	55,904
Loss on impairment / retirement of fixed assets, net	—	—	25	407	250	—	682
	188	118,232	28,462	300,561	75,447	(188,944)	333,946
Operating income (loss)	30,052	(10,421)	9,912	15,637	57,064	—	102,244
Interest expense (income), net	6,673	4,996	6,045	15,165	(10,033)	—	22,846
Net effect of swaps	2,126	8,653	—	—	—	—	10,779
Loss (gain) on foreign currency	—	12	(9,484)	—	—	—	(9,472)
Other expense (income)	64	(24,465)	926	—	23,592	—	117
Income from investment in affiliates	(45,594)	(45,111)	(11,401)	—	(23,567)	125,673	—
Income before taxes	66,783	45,494	23,826	472	67,072	(125,673)	77,974
Provision (benefit) for taxes	3,485	(102)	256	472	10,565	—	14,676
Net income	$63,298	$45,596	$23,570	$—	$56,507	$(125,673)	$63,298
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(4,632)	—	(4,632)	—	—	4,632	(4,632)
Other comprehensive loss, (net of tax)	(4,632)	—	(4,632)	—	—	4,632	(4,632)
Total comprehensive income	$58,666	$45,596	$18,938	$—	$56,507	$(121,041)	$58,666

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$(103,593)	$(68,258)	$408	$53,248	$7,398	$171,018	$60,221
Costs and expenses:
Cost of food, merchandise and games revenues	—	—	129	7,753	508	—	8,390
Operating expenses	2	87,540	10,559	(105,373)	9,605	171,018	173,351
Selling, general and administrative	617	20,346	2,020	23,573	1,980	—	48,536
Depreciation and amortization	—	16	4,721	—	55,274	—	60,011
Loss on impairment / retirement of fixed assets, net	—	—	1,602	882	5,319	—	7,803
Loss on impairment of goodwill and other intangibles	—	—	—	80,331	7,850	—	88,181
	619	107,902	19,031	7,166	80,536	171,018	386,272
Operating (loss) income	(104,212)	(176,160)	(18,623)	46,082	(73,138)	—	(326,051)
Interest expense (income), net	13,420	9,726	12,050	44,605	(16,260)	—	63,541
Net effect of swaps	1,320	20,018	—	—	—	—	21,338
Loss on early debt extinguishment	22	197	—	1,477	—	—	1,696
Loss on foreign currency	—	5	21,546	—	—	—	21,551
Other expense (income)	121	(15,894)	504	—	15,384	—	115
Loss from investment in affiliates	228,859	102,521	10,660	—	57,265	(399,305)	—
Loss before taxes	(347,954)	(292,733)	(63,383)	—	(129,527)	399,305	(434,292)
Provision (benefit) for taxes	575	(63,874)	(6,117)	—	(16,347)	—	(85,763)
Net loss	$(348,529)	$(228,859)	$(57,266)	$—	$(113,180)	$399,305	$(348,529)
Other comprehensive income, (net of tax):
Foreign currency translation adjustment	9,382	—	9,382	—	—	(9,382)	9,382
Other comprehensive income, (net of tax)	9,382	—	9,382	—	—	(9,382)	9,382
Total comprehensive loss	$(339,147)	$(228,859)	$(47,884)	$—	$(113,180)	$389,923	$(339,147)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

Net revenues	$14,598	$111,096	$38,670	$380,785	$141,228	$(183,210)	$503,167
Costs and expenses:
Cost of food, merchandise and games revenues	—	51	3,926	36,330	7,150	—	47,457
Operating expenses	2	150,345	20,745	268,117	19,977	(183,210)	275,976
Selling, general and administrative	1,625	30,552	4,865	46,061	8,344	—	91,447
Depreciation and amortization	—	16	5,682	—	63,795	—	69,493
Loss on impairment / retirement of fixed assets, net	—	—	35	793	1,278	—	2,106
Gain on sale of investment	—	(617)	—	—	—	—	(617)
	1,627	180,347	35,253	351,301	100,544	(183,210)	485,862
Operating income (loss)	12,971	(69,251)	3,417	29,484	40,684	—	17,305
Interest expense (income), net	13,064	10,026	11,758	28,549	(19,864)	—	43,533
Net effect of swaps	3,117	14,041	—	—	—	—	17,158
Loss (gain) on foreign currency	—	1	(18,142)	—	—	—	(18,141)
Other expense (income)	123	(35,971)	2,025	—	34,262	—	439
Loss (income) from investment in affiliates	12,855	(30,452)	(6,798)	—	(17,377)	41,772	—
(Loss) income before taxes	(16,188)	(26,896)	14,574	935	43,663	(41,772)	(25,684)
Provision (benefit) for taxes	4,187	(14,041)	(2,803)	935	6,413	—	(5,309)
Net (loss) income	$(20,375)	$(12,855)	$17,377	$—	$37,250	$(41,772)	$(20,375)
Other comprehensive loss, (net of tax):
Foreign currency translation adjustment	(7,682)	—	(7,682)	—	—	7,682	(7,682)
Other comprehensive loss, (net of tax)	(7,682)	—	(7,682)	—	—	7,682	(7,682)
Total comprehensive (loss) income	$(28,057)	$(12,855)	$9,695	$—	$37,250	$(34,090)	$(28,057)

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2020
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$43,548	$(6,035)	$(35,663)	$(240,456)	$18,569	$376	$(219,661)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	(12,094)	—	—	3,951	8,143	—
Proceeds from returns on investments	—	20,000	—	—	—	(20,000)	—
Capital expenditures	—	142	(2,734)	(75,036)	(23,009)	—	(100,637)
Net cash from (for) investing activities	—	8,048	(2,734)	(75,036)	(19,058)	(11,857)	(100,637)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	(135,846)	131,895	12,094	—	—	(8,143)	—
Payments for returns of capital	—	—	(20,000)	—	—	20,000	—
Note borrowings	150,000	—	—	850,000	—	—	1,000,000
Term debt payments	—	(127,641)	—	(337,484)	—	—	(465,125)
Distributions paid to partners	(53,179)	—	—	—	—	157	(53,022)
Payment of debt issuance costs	(4,523)	—	—	(29,223)	—	—	(33,746)
Exercise of limited partnership unit options	—	112	—	—	—	—	112
Tax effect of units involved in treasury unit transactions	—	(1,761)	—	—	—	—	(1,761)
Payments related to tax withholding for equity compensation	—	(4,618)	—	—	—	—	(4,618)
Net cash (for) from financing activities	(43,548)	(2,013)	(7,906)	483,293	—	12,014	441,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2,659)	—	—	—	(2,659)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(48,962)	167,801	(489)	533	118,883
Balance, beginning of period	—	—	66,357	115,437	991	(533)	182,252
Balance, end of period	$—	$—	$17,395	$283,238	$502	$—	$301,135

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(In thousands)

	Cedar Fair L.P. (Parent)	Co-Issuer Subsidiary (Magnum)	Co-Issuer Subsidiary (Cedar Canada)	Co-Issuer Subsidiary (Millennium)	Guarantor Subsidiaries	Eliminations	Total

NET CASH FROM (FOR) OPERATING ACTIVITIES	$53,711	$(28,342)	$9,120	$(2,965)	$69,406	$(2,246)	$98,684
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Intercompany receivables (payments) receipts	—	—	—	—	(47,144)	47,144	—
Proceeds from returns on investments	—	38,030	—	—	—	(38,030)	—
Capital expenditures	—	—	(12,817)	(230,504)	(19,532)	—	(262,853)
Proceeds from sale of investment	—	617	—	—	—	—	617
Net cash from (for) investing activities	—	38,647	(12,817)	(230,504)	(66,676)	9,114	(262,236)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Intercompany payables (payments) receipts	51,418	(4,274)	—	—	—	(47,144)	—
Payments for returns of capital	—	—	(38,030)	—	—	38,030	—
Note borrowings	—	—	—	500,000	—	—	500,000
Term debt payments	—	(328)	—	(1,547)	—	—	(1,875)
Distributions paid to partners	(105,129)	—	—	—	—	443	(104,686)
Payment of debt issuance costs	—	—	—	(7,712)	—	—	(7,712)
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	—	(1,561)
Payments related to tax withholding for equity compensation	—	(4,142)	—	—	—	—	(4,142)
Net cash (for) from financing activities	(53,711)	(10,305)	(38,030)	490,741	—	(8,671)	380,024
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2,921	—	—	—	2,921
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	—	—	(38,806)	257,272	2,730	(1,803)	219,393
Balance, beginning of period	—	—	73,326	30,663	2,052	(692)	105,349
Balance, end of period	$—	$—	$34,520	$287,935	$4,782	$(2,495)	$324,742

(15) Subsequent Events:
Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Parks that have reopened and reopening dates follow:
Schlitterbahn Waterpark & Resort New Braunfels, which opened on June 13, 2020
Schlitterbahn Waterpark Galveston, which opened on June 13, 2020
Worlds of Fun, which opened on June 22, 2020
Kings Island, which opened on July 2, 2020
Dorney Park, which opened on July 8, 2020
Cedar Point, which opened on July 9, 2020
Michigan's Adventure, which opened on July 16, 2020
Initial attendance upon reopening has been below original expectations. The timing of park openings from mid-June through mid-July coincided with growing concerns about recent spikes in COVID-19 cases. Due to the soft demand trends, park operating calendars have been adjusted for the remainder of 2020, including reducing operating days per week and operating hours within each operating day. In addition, some of our reopened parks will close earlier than the park's typical operating calendar. Schlitterbahn Waterpark & Resort New Braunfels, Schlitterbahn Waterpark Galveston, Worlds of Fun and Dorney Park will close following the Labor Day holiday on September 7, 2020. Kings Island will close following the fall season on November 1, 2020. Cedar Point and Michigan's Adventure will close as they traditionally would following the fall season on November 1, 2020 and on Labor Day, respectively. Additionally, to alleviate social distancing concerns, Cedar Point and Kings Island announced changes to their fall entertainment programming to allow for better management and maintenance of social distancing and limited park capacity requirements.

Knott's Berry Farm, Canada's Wonderland, Carowinds, Kings Dominion, California's Great America and Valleyfair remain closed. Of these parks, Knott's Berry Farm and Canada's Wonderland will remain in a state of readiness as parks continue their dialogue with government and health authorities about the possibility of opening. On August 4, 2020, we announced the remaining parks will not reopen in 2020 due to the diminishing number of calendar days left in 2020, as well as limited visibility from state and local officials as to when park openings are possible. For those parks that will not reopen in 2020, we will provide our season passholders a loyalty reward to be used on purchases within the park during the 2021 operating season, in addition to the previously announced paused collections on installment purchase products and the extension of usage privileges of 2020 season passes through the 2021 season.

Effective July 20, 2020, following the opening of the parks listed above, we have resumed paying full base salaries to our CEO, other executives and all other salaried employees. We have also increased scheduled hours for full-time hourly employees to 40 hours per week, and resumed cash retainer fees to our Board of Directors. As parks open, we have begun incurring reduced seasonal and part-time labor expenses, park-level operating expenses and advertising expenses to correspond with lower than typical attendance levels and abbreviated park operating calendars.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising, utilities and insurance, are relatively fixed for a typical operating season and do not vary significantly with attendance.

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

Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Parks that have reopened and reopening dates follow:
Schlitterbahn Waterpark & Resort New Braunfels, which opened on June 13, 2020
Schlitterbahn Waterpark Galveston, which opened on June 13, 2020
Worlds of Fun, which opened on June 22, 2020
Kings Island, which opened on July 2, 2020
Dorney Park, which opened on July 8, 2020
Cedar Point, which opened on July 9, 2020
Michigan's Adventure, which opened on July 16, 2020
Initial attendance upon reopening has been below original expectations. The timing of park openings from mid-June through mid-July coincided with growing concerns about recent spikes in COVID-19 cases. Due to the soft demand trends, park operating calendars have been adjusted for the remainder of 2020, including reducing operating days per week and operating hours within each operating day. In addition, some of our reopened parks will close earlier than the park's typical operating calendar. Schlitterbahn Waterpark & Resort New Braunfels, Schlitterbahn Waterpark Galveston, Worlds of Fun and Dorney Park will close following the Labor Day holiday on September 7, 2020. Kings Island will close following the fall season on November 1, 2020. Cedar Point and Michigan's Adventure will close as they traditionally would following the fall season on November 1, 2020 and on Labor Day, respectively. Additionally, to alleviate social distancing concerns, Cedar Point and Kings Island announced changes to their fall entertainment programming to allow for better management and maintenance of social distancing and limited park capacity requirements.

Knott's Berry Farm, Canada's Wonderland, Carowinds, Kings Dominion, California's Great America and Valleyfair remain closed. Of these parks, Knott's Berry Farm and Canada's Wonderland will remain in a state of readiness as parks continue their dialogue with government and health authorities about the possibility of opening. On August 4, 2020, we announced the remaining parks will not reopen in 2020 due to the diminishing number of calendar days left in 2020, as well as limited visibility from state and local officials as to when park openings are possible.

Even after all of our parks are able to reopen and our parks are able to return to full capacity with traditional park operating calendars, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic. These impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. See Risk Factors within Part II for additional detail.

Following our March 13, 2020 announcement, we took the following proactive measures to reduce operating expenses and cash outflows:
•Eliminated nearly all of our seasonal and part-time labor costs until our parks prepare to reopen,

•Suspended all advertising and marketing expenses, and reduced general and administrative expenses and other park-level operating expenses to better align with the disruption in operations while still remaining in readiness position to reopen parks,
•Reduced the CEO’s base salary by 40% and the base salaries of all other executives by 25%, effective April 27, 2020,
•Deferred base salaries for all other salaried employees by 25%, subject to minimum thresholds or other statutory limitations,
•Reduced scheduled hours for full-time hourly employees by 25% to 30 hours per week, and
•Suspended cash retainer fees for our Board of Directors until business conditions improved.

Effective July 20, 2020, following the opening of the parks listed above, we have resumed paying full base salaries to our CEO, other executives and all other salaried employees. We have also increased scheduled hours for full-time hourly employees to 40 hours per week, and resumed cash retainer fees to our Board of Directors. As parks open, we have begun adding back reduced seasonal and part-time labor, park-level operating expenses and advertising expenses to correspond with limited capacities and operating hours.

To provide incremental liquidity and enhanced financial flexibility, we took proactive steps following our March 13, 2020 announcement to reduce our capital spending for calendar year 2020, including the suspension of at least $75-100 million of non-essential capital projects planned for the 2020 and 2021 operating seasons. As we prepare our properties for the 2021 operating season, we may reactivate certain capital projects over the next twelve months resulting in capital spending that could vary from our earlier estimate.

Given the uncertainty around the timing of the parks reopening, and in order to ensure our season pass holders receive a full season of value, we had paused collections of guest payments on installment purchase products, and we have extended the usage privileges of 2020 season passes through the 2021 season to compensate for lost access to the parks in the current year. We are resuming collections of guest payments on installment purchase products at each park as it opens. For those parks that will not reopen in 2020, we will provide our season passholders a loyalty reward to be used on purchases within the park during the 2021 operating season, in addition to the previously announced paused collections on installment purchase products and the extension of usage privileges of 2020 season passes through the 2021 season.

The quarterly distribution remains suspended. The Board is committed to reinstituting a quarterly distribution when it is appropriate to do so and it is permissible under the Second Amended 2017 Credit Agreement and our other debt covenants.

Lastly, following our March 13, 2020 announcement, we took steps to secure additional liquidity and to obtain near-term relief from certain financial covenants, in the event that the effects of the COVID-19 pandemic continued. On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 and further amended the Amended 2017 Credit Agreement to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. Financial covenant revisions included suspending testing of the leverage ratio for the remainder of 2020 and allowing for modified testing of the leverage ratio in 2021. See the Long-Term Debt footnote at Note 7 for further details. We have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants for the next twelve months. We anticipate that we will have sufficient liquidity to meet our obligations through the end of 2021, even if parks that are currently open are forced to close.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Accounting for Business Combinations
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the second quarter of 2020, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Adjusted EBITDA:
We believe that Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Second Amended 2017 Credit Agreement and prior credit agreements) is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under generally accepted accounting principles. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net (loss) income for the three and six month periods ended June 28, 2020 and June 30, 2019.

	Three months ended		Six months ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net (loss) income	$(132,552)	$63,298	$(348,529)	$(20,375)
Interest expense	36,746	22,927	63,965	43,847
Interest income	(76)	(81)	(424)	(314)
(Benefit) provision for taxes	(36,756)	14,676	(85,763)	(5,309)
Depreciation and amortization	54,923	55,904	60,011	69,493
EBITDA	(77,715)	156,724	(310,740)	87,342
Loss on early debt extinguishment	1,696	—	1,696	—
Net effect of swaps	1,559	10,779	21,338	17,158
Non-cash foreign currency (gain) loss	(12,515)	(9,481)	21,688	(18,145)
Non-cash equity compensation expense	1,334	3,287	(3,460)	5,830
Loss on impairment / retirement of fixed assets, net	1,036	682	7,803	2,106
Loss on impairment of goodwill and other intangibles	—	—	88,181	—
Gain on sale of investment	—	—	—	(617)
Acquisition-related costs	—	946	16	946
Other (1)	(54)	124	154	283
Adjusted EBITDA	$(84,659)	$163,061	$(173,324)	$94,903

(1) Consists of certain costs as defined in our Second Amended 2017 Credit Agreement and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

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

Six months ended June 28, 2020
The results for the fiscal six-month period ended June 28, 2020 are not directly comparable with the results for the fiscal six-month period ended June 30, 2019. Due to the COVID-19 pandemic, our parks were closed for the entirety of the second quarter of 2020 (the "COVID-19 closure"), with the exception of three park openings at the end of the quarter. Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston re-opened on June 13, 2020 and Worlds of Fun opened on June 22, 2020. This disruption in operations resulted in 827 lost scheduled operating days, including 92 scheduled operating days at the Schlitterbahn parks. As a result, the fiscal six-month period ended June 28, 2020 included a total of 129 operating days, including 48 operating days at the Schlitterbahn parks, compared with 827 operating days for the prior period. The current period was also not directly comparable with the results of the prior period as the current period included results from the operations of the Schlitterbahn parks that were acquired on July 1, 2019.

The following table presents key financial information for the six months ended June 28, 2020 and June 30, 2019:

	Six months ended		Increase (Decrease)
	June 28, 2020	June 30, 2019	$	%
	(Amounts in thousands)
Net revenues	$60,221	$503,167	$(442,946)	(88.0)%
Operating costs and expenses	230,277	414,880	(184,603)	(44.5)%
Depreciation and amortization	60,011	69,493	(9,482)	(13.6)%
Loss on impairment / retirement of fixed assets, net	7,803	2,106	5,697	N/M
Loss on impairment of goodwill and other intangibles	88,181	—	88,181	N/M
Gain on sale of investment	—	(617)	617	N/M
Operating (loss) income	$(326,051)	$17,305	$(343,356)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(173,324)	$94,903	$(268,227)	N/M
Attendance	974	9,675	(8,701)	(89.9)%
In-park per capita spending (2)	N/M	$47.09	N/M	N/M
Out-of-park revenues	$17,654	$64,105	$(46,451)	(72.5)%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 42.
(2) Due to the limited park operations during the six months ended June 28, 2020, in-park per capita spending is not a meaningful measure for the current period.
For the six months ended June 28, 2020, net revenues decreased 88.0% to $60.2 million from $503.2 million for the six months ended June 30, 2019 due to the impact of the COVID-19 closure. Prior to the COVID-19 closure, Knott's Berry Farm was producing net revenues in excess of the prior year by greater than 15%, reflecting the impact of increases in attendance, in-park per capita spending and out-of-park revenues. Following the COVID-19 closure, net revenues for the first six months of 2020 primarily included out-of-park revenues from outside retail and food locations at Knott's Berry Farm and Cedar Point and resort operations at Cedar Point. These out-of-park and resort attractions were able to re-open in June 2020. Net revenues for the six months ended June 30, 2019 reflected the impact of 9.7 million visits, $47.09 in in-park per capita spending and $64.1 million of out-of-park revenues. The Schlitterbahn parks contributed $2.1 million of net revenues during the six months ended June 28, 2020. Currency exchange rates had an immaterial impact on net revenues for the six months as our Canadian park was not operating during the period.

Operating costs and expenses for the six months ended June 28, 2020 decreased 44.5% to $230.3 million from $414.9 million for the six months ended June 30, 2019. This was the result of a $39.1 million decrease in cost of goods sold, a $102.6 million decrease in operating expenses and a $42.9 million decrease in SG&A expense, and was driven by decreases in the second quarter of 2020. Operating costs and expenses for the first quarter of 2020, which included two weeks of the COVID-19 closure, were comparable to the first quarter of 2019. Operating costs and expenses incurred during the second quarter of 2020 reflected proactive measures to reduce our expenses including eliminating seasonal labor, suspending advertising and marketing expenses, and reducing SG&A and other park-level operating expenses to better align with the disruption in operations while still remaining in readiness position to reopen our parks. Operating costs and expenses after these reductions met our expectations for the second quarter of 2020.

The decrease in cost of goods sold was due to the decline in sales volume from the COVID-19 closure. The $102.6 million decrease in operating expenses was attributable to a $110.8 million decrease in operating expenses in the second quarter of 2020. Operating expenses incurred during the second quarter of 2020 primarily included full-time wages and related benefits, maintenance supplies and property taxes. Operating expense savings during the second quarter of 2020 included $63.8 million of seasonal labor savings, as well as reductions in operating supplies, maintenance supplies, and utilities. Operating expenses increased in the first quarter of 2020 due to the inclusion of the Schlitterbahn parks and a planned increase in full-time headcount. Of the $42.9 million decrease in SG&A expense, $36.1 million of the decrease occurred in the second quarter of 2020. SG&A expense incurred during the second quarter of 2020 primarily included full-time wages and related benefits and technology related costs. SG&A expense savings during the second quarter of 2020 included $18.6 million of advertising expense savings, as well as a reduction in operating supplies primarily driven by less transaction fees. The decline in SG&A expense in the first quarter of 2020 was attributable to a decline in the anticipated payout of outstanding performance units and the value of outstanding deferred units, both of which are part of our equity-based compensation plans. Operating costs and expenses for the six months ended June 28, 2020 included $14.2 million from the Schlitterbahn parks. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the six months ended June 28, 2020 decreased $9.5 million compared with the six months ended June 30, 2019 primarily due to the prior period change in estimated useful life of a long-lived asset at Kings Dominion. Depreciation and amortization expense is being recognized over pre-COVID-19 budgeted operating days for 2020. The loss on impairment / retirement of fixed assets for the six months ended June 28, 2020 was $7.8 million compared with $2.1 million for the six months ended June 30, 2019. The current period included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated impacts of the COVID-19 pandemic during the first quarter of 2020 (see Note 5), as well as the impairment of two specific assets during the first quarter of 2020. Similarly, the loss on impairment of goodwill and other intangibles for the six months ended June 28, 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, triggered by the anticipated impacts of the COVID-19 pandemic during the first quarter of 2020 (see Note 6). During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating loss for the six months ended June 28, 2020 totaled $326.1 million compared with $17.3 million operating income for the six months ended June 30, 2019.

Interest expense for the six months ended June 28, 2020 increased $20.1 million due to interest incurred on the 2029 senior notes issued in June 2019 and the 2025 senior notes issued in April 2020 somewhat offset by less interest incurred on term debt and revolver borrowings. The net effect of our swaps resulted in a charge to earnings of $21.3 million for the six months ended June 28, 2020 compared with a $17.2 million charge to earnings for the six months ended June 30, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $1.7 million loss on early debt extinguishment related to our April 2020 refinancing during the second quarter of 2020 (see Note 7). During the current period, we also recognized a $21.6 million net charge to earnings for foreign currency gains and losses compared with an $18.1 million net benefit to earnings for the six months ended June 30, 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the six months ended June 28, 2020, a benefit for taxes of $85.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $5.3 million for the six months ended June 30, 2019. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of this change, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $76.5 million. Second, as of June 28, 2020, the annual effective tax rate included a net benefit of $21.6 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $38.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than 21% resulting in an additional tax benefit if such losses are used to offset income at the current 21% corporate income tax rate. The estimated $38.2 million benefit was decreased by $16.6 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the six months ended June 28, 2020 totaled $348.5 million, or $6.17 per diluted limited partner unit, compared with a net loss of $20.4 million, or $0.36 per diluted limited partner unit, for the six months ended June 30, 2019.

For the six months ended June 28, 2020, Adjusted EBITDA loss totaled $173.3 million compared with a $94.9 million Adjusted EBITDA for the six months ended June 30, 2019. The variance in Adjusted EBITDA was due to decreased net revenues attributable to the COVID-19 closure.

Three months ended June 28, 2020
The results for the fiscal three-month period ended June 28, 2020 are not directly comparable with the results for the fiscal three-month period ended June 30, 2019. Due to the COVID-19 pandemic, our parks were closed for the entirety of the second quarter of 2020 (the "COVID-19 closure"), with the exception of three park openings at the end of the quarter. Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston re-opened on June 13, 2020 and Worlds of Fun opened on June 22, 2020. This disruption in operations resulted in 788 lost scheduled operating days, including 82 scheduled operating days at the Schlitterbahn parks. As a result, the fiscal three-month period ended June 28, 2020 included a total of 39 operating days, including 32 operating days at the Schlitterbahn parks, compared with 726 operating days for the prior period. The current period was also not directly comparable with the results of the prior period as the current period included results from the operations of the Schlitterbahn parks that were acquired on July 1, 2019.

The following table presents key financial information for the three months ended June 28, 2020 and June 30, 2019:

	Three months ended		Increase (Decrease)
	June 28, 2020	June 30, 2019	$	%
	(Amounts in thousands)
Net revenues	$6,586	$436,190	$(429,604)	(98.5)%
Operating costs and expenses	92,715	277,360	(184,645)	(66.6)%
Depreciation and amortization	54,923	55,904	(981)	(1.8)%
Loss on impairment / retirement of fixed assets, net	1,036	682	354	N/M
Operating (loss) income	$(142,088)	$102,244	$(244,332)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(84,659)	$163,061	$(247,720)	N/M
Attendance	38	8,500	(8,462)	(99.6)%
In-park per capita spending (2)	N/M	$47.22	N/M	N/M
Out-of-park revenues	$5,563	$49,344	$(43,781)	(88.7)%

(1) For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net (loss) income, see page 42.
(2) Due to the limited park operations during the three months ended June 28, 2020, in-park per capita spending is not a meaningful measure for the current period.
For the three months ended June 28, 2020, net revenues decreased 98.5% to $6.6 million from $436.2 million for the three months ended June 30, 2019 due to the impact of the COVID-19 closure. Net revenues for the three months ended June 28, 2020 primarily included out-of-park revenues from outside retail and food locations at Knott's Berry Farm and Cedar Point and resort operations at Cedar Point. These out-of-park and resort attractions were able to re-open in June 2020. Net revenues for the three months ended June 30, 2019 reflected the impact of 8.5 million visits, $47.22 in in-park per capita spending and $49.3 million of out-of-park revenues. The Schlitterbahn parks contributed $1.2 million of net revenues during the three months ended June 28, 2020. Currency exchange rates had an immaterial impact on net revenues for the quarter as our Canadian park was not operating during the period.

Operating costs and expenses for the three months ended June 28, 2020 decreased 66.6% to $92.7 million from $277.4 million for the three months ended June 30, 2019. This was the result of a $37.8 million decrease in cost of goods sold, a $110.8 million decrease in operating expenses and a $36.1 million decrease in SG&A expense. Operating costs and expenses incurred during the second quarter of 2020 reflected proactive measures to reduce our expenses including eliminating seasonal labor, suspending advertising and marketing expenses, and reducing SG&A and other park-level operating expenses to better align with the disruption in operations while still remaining in readiness position to reopen our parks. Operating costs and expenses after these reductions met our expectations for the second quarter of 2020.

The decrease in cost of goods sold was due to the decline in sales volume from the COVID-19 closure. Operating expenses incurred during the second quarter of 2020 primarily included full-time wages and related benefits, maintenance supplies and property taxes. Operating expense savings during the second quarter of 2020 included $63.8 million of seasonal labor savings, as well as reductions in operating supplies, maintenance supplies, and utilities. SG&A expense incurred during the second quarter of 2020 primarily included full-time wages and related benefits and technology related costs. SG&A expense savings during the second quarter of 2020 included $18.6 million of advertising expense savings, as well as a reduction in operating supplies primarily driven by less transaction fees. Operating costs and expenses for the three months ended June 28, 2020 included $6.6 million from the Schlitterbahn parks. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the three months ended June 28, 2020 was comparable to the three months ended June 30, 2019. Depreciation and amortization expense is being recognized over pre-COVID-19 budgeted operating days for 2020. The loss on impairment / retirement of fixed assets for the three months ended June 28, 2020 was comparable with the three months ended June 30, 2019 and was due to retirements in the normal course of business.

After the items above, the operating loss for the three months ended June 28, 2020 totaled $142.1 million compared with $102.2 million operating income for the three months ended June 30, 2019.

Interest expense for the three months ended June 28, 2020 increased $13.8 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2029 senior notes issued in June 2019 somewhat offset by less interest incurred on term debt and revolver borrowings. The net effect of our swaps resulted in a charge to earnings of $1.6 million for the three months ended June 28, 2020 compared with a $10.8 million charge to earnings for the three months ended June 30, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $1.7 million loss on early debt extinguishment related to our April 2020 refinancing during the second quarter of 2020 (see Note 7). During the current period, we also recognized a $12.7 million net benefit to earnings for foreign currency gains and losses compared with a $9.5 million net benefit to earnings for the three months ended June 30, 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended June 28, 2020, a benefit for taxes of $36.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $14.7 million for the three months ended June 30, 2019. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of this change, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $76.5 million. Second, as of June 28, 2020, the annual effective tax rate included a net benefit of $21.6 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $38.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than 21% resulting in an additional tax benefit if such losses are used to offset income at the current 21% corporate income tax rate. The estimated $38.2 million benefit was decreased by $16.6 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the three months ended June 28, 2020 totaled $132.6 million, or $2.35 per diluted limited partner unit, compared with net income of $63.3 million, or $1.11 per diluted limited partner unit, for the three months ended June 30, 2019.

For the three months ended June 28, 2020, Adjusted EBITDA loss totaled $84.7 million compared with $163.1 million Adjusted EBITDA for the three months ended June 30, 2019. The variance in Adjusted EBITDA was due to decreased net revenues attributable to the COVID-19 closure.

July Update
As mentioned above, initial attendance upon reopening has been below original expectations. During the three weeks ended August 2, 2020, which followed the staggered reopening of seven of our parks, attendance averaged between 20% to 25% of historical attendance at the seven open parks, which equated to approximately 15% of theoretical capacity.

For the seven months ended August 2, 2020, in-park per capita spending decreased 8% compared with the comparable prior period. The decrease in in-park per capita spending was attributable to a decline in admissions and extra-charge spending. Extra-charge spending includes front-of-line products, which are only being offered in a limited capacity at certain parks in 2020 due to social distancing concerns. The decline in admissions and extra-charge spending was somewhat offset by increases in other guest spending categories, including merchandise and games.

Liquidity and Capital Resources:
The working capital ratio (current assets divided by current liabilities) was 1.8 as of June 28, 2020 and 1.4 as of June 30, 2019. Prior to the COVID-19 pandemic, we had been preparing for our 2020 operating season. As a result, as of the end of the first and second quarters of 2020, our working capital accounts were at pre-opening levels typical of the end of the first quarter, in particular receivables for our installment purchase plans, inventories and deferred revenue for season-long products. For purposes of preparing our financial statements, as of June 28, 2020, we estimated that some of our closed parks would remain closed throughout 2020 and some of our parks that have been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar. Furthermore, given the uncertainty around the timing of the parks reopening, we had paused collections of guest payments on installment purchase products and extended the usage privileges of 2020 season passes through the 2021 season to compensate for lost days. As a result, we estimated that the following working capital amounts would be realized greater than 12 months from the balance sheet date and these amounts have been classified as non-current as of June 28, 2020. These amounts represent our best estimate and include material assumptions which may differ as the COVID-19 pandemic and the related actions taken to contain its spread progress.

(In thousands)
Working Capital Account	Balance Sheet Location	June 28, 2020
Receivables	Other Assets	$8,663
Inventories	Other Assets	9,159
Other current assets	Other Assets	763
		$18,585

Deferred revenue	Non-Current Deferred Revenue	$88,579

Operating Activities
During the six-month period ended June 28, 2020, net cash for operating activities was $219.7 million, an increase of $318.3 million compared with net cash from operating activities in the same period a year ago. The increase was largely attributable to lower earnings as a result of the COVID-19 closure.
Investing Activities
Net cash for investing activities for the first six months of 2020 was $100.6 million, a decrease of $161.6 million compared with the same period in the prior year, primarily due to the purchase of the land at California's Great America from the City of Santa Clara for $150.3 million in 2019. As mentioned above, due to the impact of the COVID-19 pandemic, we took proactive steps to reduce our capital spending for calendar year 2020, including the suspension of at least $75-100 million of non-essential capital projects planned for the 2020 and 2021 operating seasons. As we prepare our properties for the 2021 operating season, we may reactivate certain capital projects over the next twelve months resulting in capital spending that could vary from our earlier estimate.
Financing Activities
Net cash from financing activities for the first six months of 2020 was $441.8 million, an increase of $61.8 million compared with the same period in the prior year. The increase was primarily attributable to the net cash proceeds from the April 2020 refinancing in the current period, including the issuance of the 2025 senior notes and prepayment of a portion of our term debt, compared with the net cash proceeds from the 2029 senior notes issuance in the prior period.

As of June 28, 2020, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Second Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of June 28, 2020.

•$1.0 billion of 5.500% senior secured notes, maturing in May 2025, issued at par. Prior to May 1, 2022, up to 35% of the 2025 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2025 senior notes may be redeemed, in whole or in part, at any time prior to May 1, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2025 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2025 senior notes pay interest semi-annually in May and November, beginning November 1, 2020.

•$450 million of 5.375% senior unsecured notes, maturing in June 2024, issued at par. The 2024 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2024 senior notes pay interest semi-annually in June and December.

•$500 million of 5.375% senior unsecured notes, maturing in April 2027, issued at par. The 2027 senior notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2027 senior notes pay interest semi-annually in April and October.

•$500 million of 5.250% senior unsecured notes, maturing in July 2029, issued at par. Prior to July 15, 2022, up to 35% of the 2029 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2029 senior notes pay interest semi-annually in January and July.

•No borrowings under the $375 million senior secured revolving credit facility under our Second Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bear interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility is scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Second Amended 2017 Credit Agreement requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.3 million as of June 28, 2020, we had $359.7 million of available borrowings under the revolving credit facility and cash on hand of $301.1 million.

As of June 28, 2020, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix that variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix the same notional amount of variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of June 28, 2020, $7.3 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $37.2 million was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Second Amendment to the 2017 Credit Agreement suspended and revised certain financial covenants including: (i) suspended testing of the Consolidated Leverage Ratio (which was previously set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA) after the first quarter of the fiscal year ended December 31, 2020, (ii) replaced such Consolidated Leverage Ratio testing with a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA to be tested quarterly starting with the first quarter of the fiscal year ended December 31, 2021, which will step down to 3.75x in the fourth quarter of the fiscal year ended December 31, 2021, with the covenant calculation to include Consolidated EBITDA on a trailing twelve month basis using the quarters of the fiscal year ended December 31, 2021 and replacing the 2020 quarters, where applicable, with the second, third and fourth quarters of the fiscal year ended December 31, 2019 (the "Deemed EBITDA Quarters"), with replacements occuring until the fourth quarter of the fiscal year ended December 31, 2021, from and after which time the then current Consolidated EBITDA calculations will be used, (iii) added a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until December 31, 2021), (iv) suspended certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Second Amended 2017 Credit Agreement until the earlier of the delivery of the compliance certificate for the fourth quarter of the fiscal year ended December 31, 2021 or the termination of the Additional Restrictions Period, and (v) permitted the incurrence of the portion of the 2025 senior notes that were issued, the proceeds of which were not applied to repay a portion of the senior secured term loan facility. We may terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of June 28, 2020, we were in compliance with the financial condition covenants under the Second Amended 2017 Credit Agreement.

Our fixed rate note agreements also include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of June 28, 2020.

The quarterly distribution remains suspended. The Board is committed to reinstituting a quarterly distribution when it is appropriate to do so and it is permissible under the Second Amended 2017 Credit Agreement and our other debt covenants.

As of the filing of our 2020 first quarter Form 10-Q, we anticipated our average cash burn rate going forward, including operating expenses while our parks remain closed, would be approximately $30-40 million per month. As of the date of this Form 10-Q, we anticipate our average cash burn rate going forward, based on the recently updated park operating calendars and the slate of parks that are currently open, will be approximately $30-40 million per month. Our anticipated average cash burn rate as of both dates includes estimated operating expenses, capital expenditures, income tax obligations, and interest payments inclusive of the April 2020 refinancing. The average cash burn rate is net of an estimate of net revenues to be generated from the limited operations anticipated to be open for 2020 as of the date of this Form 10-Q. The average cash burn rate as of the filing of our 2020 first quarter Form 10-Q assumed no open operations, and therefore, no net revenues to be generated. We have made significant estimates and assumptions to estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term and our anticipated cash burn rate. Actual results could materially differ from these estimates.

Off Balance Sheet Arrangements:
We had $15.3 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of June 28, 2020. We have no other significant off-balance sheet financing arrangements.

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

We manage interest rate risk through the use of a combination of fixed-rate long-term debt, interest rate swaps that fix our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. Translation exposures with regard to our Canadian operations are not hedged.

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of June 28, 2020, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming an average balance on our revolving credit borrowings of approximately $14.6 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.0 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 28, 2020, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees continued working from home during the fiscal quarter ended June 28, 2020. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.

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
On March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Because our parks are our primary sources of net income and operating cash flows, our business and financial results and condition have been, and will continue to be, adversely impacted by these closures, delayed openings and other actions taken to contain or reduce the spread of COVID-19. In addition, we have begun and are likely to continue to experience other negative impacts to our business, results of operations and financial condition as a result of COVID-19. Negative impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for or interest in our parks, damage to our brand and reputation, increases in operating expenses as we sanitize our parks and implement additional hygiene-related protocols, limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate effect may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain the pandemic spread and mitigate public health effects.

A prolonged closure of our parks and resort properties could materially impact our results, operations and financial condition, which would negatively impact our ability to remain in compliance with our debt covenants.
Our parks are the primary sources of net income and operating cash flows which we rely upon to remain in compliance with debt covenants under our senior secured credit agreement and under our senior notes due in 2024, 2025, 2027 and 2029 and to meet our obligations when due. As noted above, beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Subsequently, we announced on August 4, 2020 that certain of our parks will not reopen in 2020, and certain of our parks will operate on reduced schedules and close earlier than their typical schedules. There is uncertainty as to when we will be able to reopen the remaining two closed parks and there is also uncertainty as to whether additional mandated closures will occur. Because we operate in several different jurisdictions, we have been able to reopen some, but not all, of our parks within a certain time frame. Although we believe we have sufficient resources to fund our temporarily idled operations for a period of time that lasts beyond the currently mandated closures, we have no control over and cannot predict the length of the impact on our parks due to the pandemic, including future mandated closures. If we are unable to generate sufficient revenues from our parks due to a prolonged period of closure, or experience significant declines in business volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations.

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
Our credit agreement and the indentures governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:
•pay distributions on or make distributions in respect of our capital stock or units or make other Restricted Payments;
•incur additional debt or issue certain preferred equity;
•make certain investments;
•sell certain assets;
•create restrictions on distributions from restricted subsidiaries;
•create liens on certain assets to secure debt;
•consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all our assets;
•enter into certain transactions with our affiliates; and
•designate our subsidiaries as unrestricted subsidiaries.

The Second Amended 2017 Credit Agreement includes (i) a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of the fiscal year ended December 31, 2021, which will step down to 3.75x in the fourth quarter of the fiscal year ended December 31, 2021, with the covenant calculation to include Consolidated EBITDA on a trailing twelve month basis using the quarters of the fiscal year ended December 31, 2021 and replacing the 2020 quarters, where applicable, with the second, third and fourth quarters of the fiscal year ended December 31,

2019 (the "Deemed EBITDA Quarters"), with replacements occuring until the fourth quarter of the fiscal year ended December 31, 2021, from and after which time the then current Consolidated EBITDA calculations will be used, (ii) a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until December 31, 2021), (iii) a suspension of certain restricted payments, including partnership distributions, under the Second Amended 2017 Credit Agreement until the earlier of the delivery of the compliance certificate for the fourth quarter of the fiscal year ended December 31, 2021 or the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter.

Our fixed rate note agreements also include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool.

ITEM 6. EXHIBITS

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

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 5, 2020	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 5, 2020	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer