Form 10-Q
period 2020-09-27
CEDAR FAIR L P
filed 2020-11-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of October 30, 2020
Depositary Units (Representing Limited Partner Interests)	56,706,338

Page 1 of 35 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2020	December 31, 2019	September 29, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$225,470	$182,252	$258,116
Receivables	40,305	63,106	68,754
Inventories	50,733	32,902	37,734
Other current assets	24,002	15,921	20,196
	340,510	294,181	384,800
Property and Equipment:
Land	438,893	441,038	439,309
Land improvements	463,838	460,534	451,269
Buildings	832,067	816,780	801,175
Rides and equipment	1,954,787	1,907,544	1,900,910
Construction in progress	83,472	70,731	69,050
	3,773,057	3,696,627	3,661,713
Less accumulated depreciation	(1,959,443)	(1,855,019)	(1,829,382)
	1,813,614	1,841,608	1,832,331
Goodwill	263,860	359,654	358,451
Other Intangibles, net	49,717	59,899	59,693
Right-of-Use Asset	13,021	14,324	11,067
Other Assets	20,796	11,479	11,669
	$2,501,518	$2,581,145	$2,658,011
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7,500	$7,500
Accounts payable	16,305	29,344	32,928
Deferred revenue	156,488	151,377	130,265
Accrued interest	50,666	21,442	30,181
Accrued taxes	13,307	39,237	48,265
Accrued salaries, wages and benefits	20,696	29,549	39,206
Self-insurance reserves	22,037	24,665	23,837
Other accrued liabilities	17,864	21,024	17,297
	297,363	324,138	329,479
Deferred Tax Liability	2,525	82,046	82,658
Derivative Liability	38,713	18,108	27,773
Lease Liability	9,873	10,600	7,440
Non-Current Deferred Revenue (See Note 4)	36,180	9,401	18,205
Other Liabilities	6,260	935	761
Long-Term Debt:
Term debt	256,358	714,150	717,364
Notes	2,405,576	1,431,733	1,431,612
	2,661,934	2,145,883	2,148,976
Partners’ (Deficit) Equity:
Special L.P. interests	5,290	5,290	5,290
General partner	(6)	(1)	(1)
Limited partners, 56,706, 56,666 and 56,596 units outstanding as of September 27, 2020, December 31, 2019 and September 29, 2019, respectively	(570,922)	(25,001)	21,276
Accumulated other comprehensive income	14,308	9,746	16,154
	(551,330)	(9,966)	42,719
	$2,501,518	$2,581,145	$2,658,011

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues:
Admissions	$33,411	$382,776	$60,728	$645,715
Food, merchandise and games	34,462	224,444	57,269	399,525
Accommodations, extra-charge products and other	19,584	107,292	29,681	172,439
	87,457	714,512	147,678	1,217,679
Costs and expenses:
Cost of food, merchandise, and games revenues	11,638	58,475	20,028	105,932
Operating expenses	100,818	227,625	274,169	503,601
Selling, general and administrative	28,145	83,080	76,681	174,527
Depreciation and amortization	67,436	68,335	127,447	137,828
Loss on impairment / retirement of fixed assets, net	727	1,675	8,530	3,781
Loss on impairment of goodwill and other intangibles	15,818	—	103,999	—
Gain on sale of investment	(11)	—	(11)	(617)
	224,571	439,190	610,843	925,052
Operating (loss) income	(137,114)	275,322	(463,165)	292,627
Interest expense	40,376	27,967	104,341	71,814
Net effect of swaps	(1,558)	3,910	19,780	21,068
Loss on early debt extinguishment	317	—	2,013	—
(Gain) loss on foreign currency	(9,567)	5,608	11,984	(12,533)
Other income	(28)	(933)	(337)	(808)
(Loss) income before taxes	(166,654)	238,770	(600,946)	213,086
(Benefit) provision for taxes	(30,393)	48,815	(116,156)	43,506
Net (loss) income	(136,261)	189,955	(484,790)	169,580
Net (loss) income allocated to general partner	(1)	2	(5)	2
Net (loss) income allocated to limited partners	$(136,260)	$189,953	$(484,785)	$169,578

Net (loss) income	$(136,261)	$189,955	$(484,790)	$169,580
Other comprehensive (loss) income, (net of tax):
Foreign currency translation adjustment	(4,820)	2,554	4,562	(5,128)
Other comprehensive (loss) income, (net of tax)	(4,820)	2,554	4,562	(5,128)
Total comprehensive (loss) income	$(141,081)	$192,509	$(480,228)	$164,452
Basic (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,497	56,519	56,469	56,344
Net (loss) income per limited partner unit	$(2.41)	$3.36	$(8.58)	$3.01
Diluted (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,497	56,931	56,469	56,816
Net (loss) income per limited partner unit	$(2.41)	$3.34	$(8.58)	$2.98
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) EQUITY
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ (Deficit) Equity
Balance as of June 30, 2019	56,597	$(119,088)	$(2)	$5,290	$13,600	$(100,200)
Net income	—	189,953	2	—	—	189,955
Partnership distribution declared ($0.925 per unit)	—	(52,358)	(1)	—	—	(52,359)
Issuance of limited partnership units related to compensation	(1)	2,823	—	—	—	2,823
Tax effect of units involved in treasury unit transactions	—	(54)	—	—	—	(54)
Foreign currency translation adjustment, net of tax $478	—	—	—	—	2,554	2,554
Balance as of September 29, 2019	56,596	$21,276	$(1)	$5,290	$16,154	$42,719

Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)
Net loss	—	(136,260)	(1)	—	—	(136,261)
Partnership distribution declared	—	2	—	—	—	2
Issuance of limited partnership units related to compensation	(1)	1,612	—	—	—	1,612
Tax effect of units involved in treasury unit transactions	—	(1)	—	—	—	(1)
Foreign currency translation adjustment, net of tax $(711)	—	—	—	—	(4,820)	(4,820)
Balance as of September 27, 2020	56,706	$(570,922)	$(6)	$5,290	$14,308	$(551,330)

For the nine months ended	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ (Deficit) Equity
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net income	—	169,578	2	—	—	169,580
Partnership distribution declared ($2.775 per unit)	—	(157,043)	(2)	—	—	(157,045)
Issuance of limited partnership units related to compensation	32	4,511	—	—	—	4,511
Tax effect of units involved in treasury unit transactions	—	(1,615)	—	—	—	(1,615)
Foreign currency translation adjustment, net of tax $(1,142)	—	—	—	—	(5,128)	(5,128)
Balance as of September 29, 2019	56,596	$21,276	$(1)	$5,290	$16,154	$42,719

Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(484,785)	(5)	—	—	(484,790)
Partnership distribution declared ($0.935 per unit)	—	(53,020)	—	—	—	(53,020)
Issuance of limited partnership units related to compensation	40	(6,354)	—	—	—	(6,354)
Tax effect of units involved in treasury unit transactions	—	(1,762)	—	—	—	(1,762)
Foreign currency translation adjustment, net of tax $1,201	—	—	—	—	4,562	4,562
Balance as of September 27, 2020	56,706	$(570,922)	$(6)	$5,290	$14,308	$(551,330)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 27, 2020	September 29, 2019
CASH FLOWS (FOR) FROM OPERATING ACTIVITIES
Net (loss) income	$(484,790)	$169,580
Adjustments to reconcile net (loss) income to net cash (for) from operating activities:
Depreciation and amortization	127,447	137,828
Loss on early debt extinguishment	2,013	—
Loss on impairment of goodwill and other intangibles	103,999	—
Non-cash foreign currency loss (gain) on debt	13,647	(13,406)
Non-cash equity based compensation expense	(1,842)	8,236
Non-cash deferred income tax benefit	(78,296)	(220)
Net effect of swaps	19,780	21,068
Other non-cash expenses	12,408	5,530
Changes in assets and liabilities:
(Increase) decrease in receivables	22,712	(13,830)
(Increase) decrease in inventories	(17,950)	(5,094)
(increase) decrease in other assets	(18,858)	(10,261)
Increase (decrease) in accounts payable	(3,499)	8,269
Increase (decrease) in deferred revenue	32,235	24,286
Increase (decrease) in accrued interest	29,380	22,109
Increase (decrease) in accrued taxes	(25,862)	17,819
Increase (decrease) in other liabilities	(7,976)	17,225
Net cash (for) from operating activities	(275,452)	389,139
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(120,883)	(296,616)
Acquisitions, net of cash acquired	—	(270,171)
Proceeds from sale of investment	2,109	617
Net cash for investing activities	(118,774)	(566,170)
CASH FLOWS FROM FINANCING ACTIVITIES
Note borrowings	1,000,000	500,000
Term debt payments	(465,125)	(1,875)
Distributions paid to partners	(53,020)	(157,045)
Payment of debt issuance costs	(35,738)	(7,812)
Exercise of limited partnership unit options	112	—
Tax effect of units involved in treasury unit transactions	(1,762)	(1,615)
Payments related to tax withholding for equity compensation	(4,624)	(4,249)
Net cash from financing activities	439,843	327,404
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,399)	2,394
CASH AND CASH EQUIVALENTS
Net increase for the period	43,218	152,767
Balance, beginning of period	182,252	105,349
Balance, end of period	$225,470	$258,116
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$69,780	$49,001
Interest capitalized	1,961	2,524
Cash payments for income taxes, net of refunds	7,533	30,604
Capital expenditures in accounts payable	1,146	3,703
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

(1) Significant Accounting and Reporting Policies:
Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Parks that reopened and their respective reopening dates follow:
Schlitterbahn Waterpark & Resort New Braunfels, which opened on June 13, 2020
Schlitterbahn Waterpark Galveston, which opened on June 13, 2020
Worlds of Fun, which opened on June 22, 2020
Kings Island, which opened on July 2, 2020
Dorney Park, which opened on July 8, 2020
Cedar Point, which opened on July 9, 2020
Michigan's Adventure, which opened on July 16, 2020
Attendance upon reopening was below original expectations. The timing of park openings from mid-June through mid-July coincided with growing concerns about rising COVID-19 cases. Due to the soft demand trends, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier than the park's typical operating calendar. Schlitterbahn Waterpark & Resort New Braunfels, Schlitterbahn Waterpark Galveston, Worlds of Fun and Dorney Park closed following the Labor Day holiday on September 7, 2020. Kings Island closed following the fall season on November 1, 2020. Cedar Point and Michigan's Adventure closed as they traditionally would following the fall season on November 1, 2020 and on Labor Day, respectively. Additionally, to alleviate social distancing concerns, Cedar Point and Kings Island changed their fall entertainment programming to allow for better management and maintenance of social distancing and limited park capacity requirements.

Knott's Berry Farm, Canada's Wonderland, Carowinds, Kings Dominion, California's Great America and Valleyfair remain closed, with the exception of limited attractions, such as hotel properties and special outdoor events. Of these parks, Knott's Berry Farm and Canada's Wonderland remain in a state of readiness as parks continue their dialogue with government and health authorities about the possibility of opening. On August 4, 2020, we announced the remaining parks (other than Knott's Berry Farm and Canada's Wonderland) will not reopen in 2020 due to the diminishing number of calendar days left in 2020, as well as limited visibility from state and local officials as to when park openings are possible. However, during the fourth quarter of 2020, we received approval from local authorities to open Carowinds. As a result, Carowinds will open for approximately 12 operating days for a winter themed event during November and December.

Given the uncertainty around the timing of the parks reopening, and in order to ensure our season pass holders receive a full season of access to our parks, in April 2020, we extended the usage privileges of 2020 season passes through the 2021 season and paused collections of guest payments on installment purchase products in recognition of the pandemic related restrictions that impacted the opening of the parks in the current year. We are resuming collections of guest payments on installment purchase products at each park as it opens. For those parks that we have announced will not reopen in 2020, we will also provide our season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season.

Even after all of our parks are able to reopen and our parks are able to return to full capacity with traditional park operating calendars, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic. These impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for, or interest in, our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

Following our March 13, 2020 announcement, we took steps to secure additional liquidity and to obtain relief from certain financial covenants, in the event that the effects of the COVID-19 pandemic continued. On April 27, 2020, we issued $1.0 billion of senior secured notes and further amended the Amended 2017 Credit Agreement, including expanding our senior secured revolving credit facility capacity and revising certain financial covenants. See the Long-Term Debt footnote at Note 7 for further details. In addition, during the second quarter of 2020, we reduced operating expenses, including labor costs, suspended capital expenditures, and suspended quarterly distribution payments. Following the opening of the parks listed above, we resumed paying full salaries and incurred seasonal and part-time labor expenses, park-level operating expenses and advertising expenses to correspond with lower than typical attendance levels and abbreviated park operating calendars at our open parks.

Following the third quarter of 2020 and in response to the continuing impacts of the COVID-19 pandemic, we issued an additional $300 million of senior unsecured notes and further amended the Second Amended 2017 Credit Agreement (as defined below) to further suspend and revise certain of the financial covenants. The credit agreement amendment will also extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility upon completion of certain customary closing conditions. See the Subsequent Event footnote at Note 12 for further details.

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

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. Our parks operate seasonally except for Knott's Berry Farm. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks typically are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. Knott's Berry Farm is open daily on a year-round basis. COVID-19 has impacted our parks' operating calendars as described within Note 1.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting and reporting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. Due to the impact of COVID-19 on our parks' 2020 operating calendars, we are recognizing depreciation and certain other operating costs, which are typically expensed over each park's operating season and which will still be incurred, over pre-COVID-19 budgeted operating days for 2020. This change in accounting procedure more accurately reflects incurred expense and results in greater consistency between parks and with historical results.

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

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested the long-lived assets, goodwill and indefinite-lived intangible assets of the Schlitterbahn parks for impairment as of March 29, 2020 and as of September 27, 2020. This resulted in impairment charges at the Schlitterbahn parks of $2.7 million for long-lived assets, $73.6 million for goodwill and $7.9 million for the Schlitterbahn trade name as of March 29, 2020, and $11.3 million for goodwill and $2.2 million for the Schlitterbahn trade name as of September 27, 2020 (see Note 5 and Note 6).

The results of the Schlitterbahn parks' operations, including $10.7 million and $41.5 million of net revenues and $117.5 million of net loss and $20.2 million of net income, are included within the unaudited condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 27, 2020 and September 29, 2019, respectively. If we had acquired the Schlitterbahn parks on January 1, 2019, our results for the nine months ended September 29, 2019 would have included net revenues of approximately $68 million, and net income of approximately $20 million, respectively. Related acquisition transaction costs totaled $7.0 million for the third and fourth quarter of 2019 and were included within Selling, general and administrative expenses.

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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented:

	Three months ended		Nine months ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
In-park revenues	$61,764	$658,645	$106,008	$1,114,240
Out-of-park revenues	29,051	76,347	46,705	140,452
Concessionaire remittance	(3,358)	(20,480)	(5,035)	(37,013)
Net revenues	$87,457	$714,512	$147,678	$1,217,679
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

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest at the beginning of the calendar year following the close of our parks' operating seasons, as well as at the end of the third quarter after the peak summer season and at the beginning of the selling season for the next year's products. Season-long products represent most of the deferred revenue balance in any given period.

Of the $151.4 million of deferred revenue recorded as of January 1, 2020, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the nine months ended September 27, 2020, approximately $20 million of the deferred revenue balance as of January 1, 2020 was recognized.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current within "Non-Current Deferred Revenue" in the unaudited condensed consolidated balance sheets.

As of September 27, 2020, we classified $36.2 million of total deferred revenue as non-current. Due to the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders receive a full season of access to our parks. As a result, $27.1 million of the total non-current deferred revenue balance as of September 27, 2020 represented estimated fourth quarter 2021 usage of both 2020 and 2021 season-long products. The remainder of the non-current deferred revenue balance as of September 27, 2020 was attributable to the lease of a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding revenue is being recognized over the life of the stadium.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are typically highest in the peak summer months and the lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of September 27, 2020, December 31, 2019 and September 29, 2019, we recorded an $8.5 million, $3.4 million and $11.3 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using the historical default rate adjusted for current period trends, including an adjustment for the impact of COVID-19 on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the COVID-19 pandemic and given the uncertainty around the timing of the parks reopening, we paused collections on our installment purchase plans in April 2020 and are resuming collections at each park as it opens.

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

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment as of March 29, 2020 and September 27, 2020. As of March 29, 2020, we concluded the estimated undiscounted future cash flows expected to result from the use of the long-lived assets at the Schlitterbahn parks no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income during the first quarter of 2020. The fair value of our long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. We performed additional impairment testing as of September 27, 2020 due to a further decline in our financial performance projections. Our impairment testing as of September 27, 2020 resulted in no further impairment of our long-lived assets.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the unaudited condensed consolidated balance sheets ($7.5 million as of September 27, 2020 and $9.0 million as of December 31, 2019 and September 29, 2019).

(6) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020. As of March 29, 2020 and September 27, 2020, we concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. We also recorded an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

The fair value of our reporting units was established using a combination of an income (discounted cash flow) approach and market approach. The income approach used each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflected current market conditions. Estimated operating results were established using our best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks following the COVID-19 pandemic, and the related anticipated demand upon re-opening our parks following the COVID-19 pandemic. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimated fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The impairment charges recognized were for the amount by which the reporting unit's carrying amount exceeded its fair value.

Our indefinite-lived intangible assets consist of trade names. The fair value of our trade names was calculated using a relief-from-royalty model. The impairment charges recognized were for the amount by which the trade name's carrying amount exceeded its fair value.

Management made significant estimates calculating the fair value of our reporting units and trade names. Actual results could materially differ from these estimates.

Changes in the carrying value of goodwill for the nine months ended September 27, 2020 and September 29, 2019 were:

(In thousands)	Goodwill
Balance as of December 31, 2019	$359,654
Impairment	(93,929)
Foreign currency translation	(1,865)
Balance as of September 27, 2020	$263,860

Balance as of December 31, 2018	$178,719
Acquisition	177,994
Foreign currency translation	1,738
Balance as of September 29, 2019	$358,451

Goodwill included $93.1 million and $178.0 million as of September 27, 2020 and December 31, 2019, respectively, of goodwill related to the Schlitterbahn parks which were acquired on July 1, 2019, see Note 3.

As of September 27, 2020, December 31, 2019, and September 29, 2019, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 27, 2020
Other intangible assets:
Trade names	$48,764	$—	$48,764
License / franchise agreements	4,257	(3,304)	953
Total other intangible assets	$53,021	$(3,304)	$49,717

December 31, 2019
Other intangible assets:
Trade names	$59,249	$—	$59,249
License / franchise agreements	3,583	(2,933)	650
Total other intangible assets	$62,832	$(2,933)	$59,899

September 29, 2019
Other intangible assets:
Trade names	$58,981	$—	$58,981
License / franchise agreements	3,509	(2,797)	712
Total other intangible assets	$62,490	$(2,797)	$59,693

Other intangible assets included $13.1 million and $23.2 million as of September 27, 2020 and December 31, 2019, respectively, for the Schlitterbahn trade name acquired on July 1, 2019, see Note 3. The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets is expected to continue to be immaterial going forward.

(7) Long-Term Debt:
Long-term debt as of September 27, 2020, December 31, 2019, and September 29, 2019 consisted of the following:

(In thousands)	September 27, 2020	December 31, 2019	September 29, 2019

U.S. term loan averaging 2.85% YTD 2020; 4.01% in 2019; 4.16% YTD 2019 (due 2017-2024) (1)	$264,250	$729,375	$733,125
Notes
2024 U.S. fixed rate notes at 5.375%	450,000	450,000	450,000
2025 U.S. fixed rate notes at 5.500%	1,000,000	—	—
2027 U.S. fixed rate notes at 5.375%	500,000	500,000	500,000
2029 U.S. fixed rate notes at 5.250%	500,000	500,000	500,000
	2,714,250	2,179,375	2,183,125
Less current portion	—	(7,500)	(7,500)
	2,714,250	2,171,875	2,175,625
Less debt issuance costs and original issue discount	(52,316)	(25,992)	(26,649)
	$2,661,934	$2,145,883	$2,148,976
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

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100.0 million bringing our total senior secured revolving credit facility capacity under the Second Amended 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings under the Second Amended 2017 Credit Agreement bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. Prior to the Second Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. The Second Amended 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of September 27, 2020, no borrowings were outstanding under the revolving credit facility. The Second Amended 2017 Credit Agreement required the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities.

Subsequent to September 27, 2020, we further amended the Second Amended 2017 Credit Agreement in response to the continuing impacts of the COVID-19 pandemic. See the Subsequent Events footnote at Note 12 for further details.

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

In June 2019, in conjunction with the acquisition of the Schlitterbahn parks (see Note 3), we issued $500 million of 5.250% senior unsecured notes maturing in 2029 ("2029 senior notes"). The net proceeds from the offering of the 2029 senior notes were used to complete the acquisition, complete the purchase of land at California's Great America, to pay transaction fees and expenses, and for general corporate purposes and repayment of the revolving credit facility.

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

Subsequent to September 27, 2020, we issued $300 million of 6.500% senior unsecured notes due 2028 in response to the continuing impacts of the COVID-19 pandemic. See the Subsequent Events footnote at Note 12 for further details.

Covenants
The Second Amendment to the 2017 Credit Agreement suspended and revised certain financial covenants including: (i) suspended testing of the Consolidated Leverage Ratio (which was previously set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA) after the first quarter of 2020, (ii) replaced such Consolidated Leverage Ratio testing with a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA to be tested quarterly starting with the first quarter of 2021, which would have stepped down to 3.75x in the fourth quarter of 2021, with the covenant calculations for the first, second, and third quarters in 2021 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2020 ("Deemed EBITDA Quarters"), (iii) added a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally would have included the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2021), (iv) suspended certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Second Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period, and (v) permitted the incurrence of the portion of the 2025 senior notes that were issued and were not applied to repay a portion of the senior secured term loan facility. Under the Second Amendment, we had the ability to terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of September 27, 2020, we were in compliance with the financial condition covenants under the Second Amended 2017 Credit Agreement.

See the Subsequent Events footnote at Note 12 for a discussion of changes to our financial covenants under the Second Amended 2017 Credit Agreement following the third quarter of 2020.

Our fixed rate note agreements also include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of September 27, 2020.

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

(In thousands)	Balance Sheet Location	September 27, 2020	December 31, 2019	September 29, 2019
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$(4,303)	$(5,129)	$—
	Derivative Liability	(38,713)	(18,108)	(27,773)
		$(43,016)	$(23,237)	$(27,773)
Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

(9) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 27, 2020, December 31, 2019, and September 29, 2019 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 27, 2020		December 31, 2019		September 29, 2019
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$163	$163	$275	$275	$476	$476
Interest rate swaps	Derivative Liability (1)	Level 2	$(43,016)	$(43,016)	$(23,237)	$(23,237)	$(27,773)	$(27,773)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(244,431)	$(721,875)	$(725,484)	$(725,625)	$(727,439)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(433,125)	$(450,000)	$(462,375)	$(450,000)	$(462,938)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(1,010,000)	—	—	—	—
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(487,500)	$(500,000)	$(535,000)	$(500,000)	$(535,000)
2029 senior notes	Long-Term Debt (2)	Level 1 (3)	$(500,000)	$(476,250)	$(500,000)	$(539,375)	$(500,000)	$(533,750)
(1)As of September 27, 2020 and December 31, 2019, $4.3 million and $5.1 million of the fair value of our swap portfolio, respectively, was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $52.3 million, $26.0 million, and $26.6 million as of September 27, 2020, December 31, 2019, and September 29, 2019, respectively.
(3)The 2029 senior notes were based on Level 1 inputs as of September 27, 2020 and Level 2 inputs as of December 31, 2019 and September 29, 2019.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative impact of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020. We concluded the estimated fair value of goodwill at the Schlitterbahn parks reporting unit and the Schlitterbahn trade name, and the estimated fair value of goodwill at the Dorney Park reporting unit no longer exceeded their carrying values. As of March 29, 2020, we also concluded the estimated fair value of the long-lived assets of the Schlitterbahn parks no longer exceeded their carrying values. Therefore, as of March 29, 2020 and September 27, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. We also recorded an $11.3 million and $2.2 million impairment charge to goodwill and the trade name at the Schlitterbahn parks, respectively, and a $2.3 million impairment charge to goodwill at Dorney Park during the third quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of September 27, 2020, December 31, 2019 or September 29, 2019.

(10) Earnings per Unit:
Net (loss) income per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Nine months ended
(In thousands, except per unit amounts)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic weighted average units outstanding	56,497	56,519	56,469	56,344
Effect of dilutive units:
Deferred units	—	48	—	51
Performance units	—	—	—	33
Restricted units	—	239	—	263
Unit options	—	125	—	125
Diluted weighted average units outstanding	56,497	56,931	56,469	56,816
Net (loss) income per unit - basic	$(2.41)	$3.36	$(8.58)	$3.01
Net (loss) income per unit - diluted	$(2.41)	$3.34	$(8.58)	$2.98

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

(12) Subsequent Events:
In response to the continuing impacts of the COVID-19 pandemic, on September 28, 2020, we further amended the Second Amended 2017 Credit Agreement (subsequently referred to as the "Third Amended 2017 Credit Agreement" or the "Third Amendment") to, among other things: (i) extend the suspension of testing of the Senior Secured Leverage Ratio through 2021, (ii) modify the quarterly testing of the Senior Secured Leverage Ratio to 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA in the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("revised Deemed EBITDA Quarters"), (iii) extend the requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2022 or the termination of the revised Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022), (iv) extend the suspension of certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Third Amended 2017 Credit Agreement until the termination of the revised Additional Restrictions Period, and (v) permit the incurrence of the 2028 senior notes described below. We have the ability to terminate the revised Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to revised Deemed EBITDA Quarters for any fiscal quarter.

In addition to suspending and revising certain financial covenants, the Third Amendment, upon completion of certain customary closing conditions, will extend the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which the portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity will bear interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate plus 250 bps and will require the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility (the "2022 Revolving Credit Facility Capacity") will remain unchanged from the Second Amended 2017 Credit Agreement.

Following the Third Amendment, on October 7, 2020, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes") in a private placement. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2028 senior notes. The 2028 senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). The net proceeds from the offering of the 2028 senior notes will be used for general corporate and working capital purposes, including fees and expenses related to the transaction.

The 2028 senior notes pay interest semi-annually in April and October, beginning April 1, 2021, with the principal due in full on October 1, 2028. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest, if any. The notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the note may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

Impact of COVID-19 Pandemic
Due to the coronavirus (COVID-19) pandemic, on March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Parks that reopened and their respective reopening dates follow:
Schlitterbahn Waterpark & Resort New Braunfels, which opened on June 13, 2020
Schlitterbahn Waterpark Galveston, which opened on June 13, 2020
Worlds of Fun, which opened on June 22, 2020
Kings Island, which opened on July 2, 2020
Dorney Park, which opened on July 8, 2020
Cedar Point, which opened on July 9, 2020
Michigan's Adventure, which opened on July 16, 2020
Attendance upon reopening was below original expectations. The timing of park openings from mid-June through mid-July coincided with growing concerns about rising COVID-19 cases. Due to the soft demand trends, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier than the park's typical operating calendar. Schlitterbahn Waterpark & Resort New Braunfels, Schlitterbahn Waterpark Galveston, Worlds of Fun and Dorney Park closed following the Labor Day holiday on September 7, 2020. Kings Island closed following the fall season on November 1, 2020. Cedar Point and Michigan's Adventure closed as they traditionally would following the fall season on November 1, 2020 and on Labor Day, respectively. Additionally, to alleviate social distancing concerns, Cedar Point and Kings Island changed their fall entertainment programming to allow for better management and maintenance of social distancing and limited park capacity requirements.

Knott's Berry Farm, Canada's Wonderland, Carowinds, Kings Dominion, California's Great America and Valleyfair remain closed, with the exception of limited attractions, such as hotel properties and special outdoor events. Of these parks, Knott's Berry Farm and Canada's Wonderland remain in a state of readiness as parks continue their dialogue with government and health authorities about the possibility of opening. On August 4, 2020, we announced the remaining parks (other than Knott's Berry Farm and Canada's Wonderland) will not reopen in 2020 due to the diminishing number of calendar days left in 2020, as well as limited visibility from state and local officials as to when park openings are possible. However, during the fourth quarter of 2020, we received approval from local authorities to open Carowinds. As a result, Carowinds will open for approximately 12 operating days for a winter themed event during November and December.

Given the uncertainty around the timing of the parks reopening, and in order to ensure our season pass holders receive a full season of access to our parks, in April 2020, we extended the usage privileges of 2020 season passes through the 2021 season and paused collections of guest payments on installment purchase products in recognition of the pandemic related restrictions that impacted the opening of the parks in the current year. We are resuming collections of guest payments on installment purchase products at each park as it opens. For those parks that we have announced will not reopen in 2020, we will also provide our season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season.

Even after all of our parks are able to reopen and our parks are able to return to full capacity with traditional park operating calendars, there may be longer-term negative impacts to our business, results of operations and financial condition as a result of the COVID-19 pandemic. These impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for, or interest in, our parks, damage to our brand and reputation, increases in operating expenses to comply with additional hygiene-related protocols, limitations on our ability to recruit and train sufficient employees to staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate impact may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. See Risk Factors within Part II for additional detail.

Following our March 13, 2020 announcement, we took steps to secure additional liquidity and to obtain relief from certain financial covenants, in the event that the effects of the COVID-19 pandemic continued.

•On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 and further amended the Amended 2017 Credit Agreement to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. Financial covenant revisions included suspending testing of the leverage ratio for the remainder of 2020 and allowing for modified testing of the leverage ratio in 2021. See the Long-Term Debt footnote at Note 7 for further details.

•We suspended $75-100 million of capital projects planned for the 2020 and 2021 operating seasons. As we prepare our properties for the 2021 operating season, we reactivated certain capital projects and may continue to reactivate other capital projects over the next twelve months resulting in capital spending that could vary from our earlier estimate. We estimate $120-125 million in capital expenditures for 2020, reflecting savings of approximately $60-65 million from our initial budget.

•We suspended the quarterly distribution. The Board is committed to reinstituting a quarterly distribution when it is appropriate to do so and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants.

•We took the following proactive measures to reduce operating expenses and cash outflows:
•Eliminated nearly all of our seasonal and part-time labor costs until our parks prepared to reopen,
•Suspended all advertising and marketing expenses, and reduced general and administrative expenses and other park-level operating expenses to better align with the disruption in operations while still remaining in readiness position to reopen parks,
•Reduced the CEO’s base salary by 40% and the base salaries of all other executives by 25%, effective April 27, 2020,
•Deferred base salaries for all other salaried employees by 25%, subject to minimum thresholds or other statutory limitations,
•Reduced scheduled hours for full-time hourly employees by 25% to 30 hours per week, and
•Suspended cash retainer fees for our Board of Directors until business conditions improved.

Effective July 20, 2020, following the opening of the parks listed above, we resumed paying full base salaries to our CEO, other executives and all other salaried employees. We also increased scheduled hours for full-time hourly employees to 40 hours per week, and resumed cash retainer fees to our Board of Directors. For those parks operating, we incurred seasonal and part-time labor expenses, park-level operating expenses and advertising expenses to correspond with lower than typical attendance levels and abbreviated park operating calendars.

Following the third quarter of 2020 and in response to the continuing impacts of the COVID-19 pandemic, we issued an additional $300 million of 6.500% senior unsecured notes due 2028 and further amended the Second Amended 2017 Credit Agreement to further suspend and revise certain of the financial covenants. The credit agreement amendment also will extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility upon completion of certain customary closing conditions. See the Subsequent Event footnote at Note 12 for further details. As a result of the events and steps described above, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants through the end of 2021.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Accounting for Business Combinations
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the third quarter of 2020, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net (loss) income for the three and nine month periods ended September 27, 2020 and September 29, 2019.

	Three months ended		Nine months ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net (loss) income	$(136,261)	$189,955	$(484,790)	$169,580
Interest expense	40,376	27,967	104,341	71,814
Interest income	(25)	(807)	(449)	(1,121)
(Benefit) provision for taxes	(30,393)	48,815	(116,156)	43,506
Depreciation and amortization	67,436	68,335	127,447	137,828
EBITDA	(58,867)	334,265	(369,607)	421,607
Loss on early debt extinguishment	317	—	2,013	—
Net effect of swaps	(1,558)	3,910	19,780	21,068
Non-cash foreign currency (gain) loss	(9,561)	5,617	12,127	(12,528)
Non-cash equity compensation expense	1,618	2,930	(1,842)	8,760
Loss on impairment / retirement of fixed assets, net	727	1,675	8,530	3,781
Loss on impairment of goodwill and other intangibles	15,818	—	103,999	—
Gain on sale of investment	(11)	—	(11)	(617)
Acquisition-related costs	—	6,292	16	7,238
Other (1)	29	499	183	782
Adjusted EBITDA	$(51,488)	$355,188	$(224,812)	$450,091

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

Nine months ended September 27, 2020
The results for the fiscal nine-month period ended September 27, 2020 are not directly comparable with the results for the fiscal nine-month period ended September 29, 2019 due to park closures and operating calendar changes associated with the COVID-19 pandemic (the "COVID-19 disruption"), as well as the inclusion of the results for the six months ended June 28, 2020 for the Schlitterbahn parks which were acquired on July 1, 2019. In response to the COVID-19 pandemic, five of our 13 properties did not open for the 2020 operating season, with the exception of limited attractions classified as out-of-park revenues, such as hotel properties and special outdoor events. Knott's Berry Farm, our only year-round property, closed in March 2020, and similarly, has only been able to reopen limited attractions. Our remaining seven properties opened beginning late in the second quarter of 2020 with abbreviated operating calendars. As a result of the COVID-19 disruption, the fiscal nine-month period ended September 27, 2020 included a total of 443 operating days compared with 1,862 operating days for the prior period, or 1,419 fewer operating days. There was a net 14 additional operating days in the current nine-month period due to the inclusion of the Schlitterbahn parks offset by the impact of the COVID-19 disruption on the Schlitterbahn parks.

The following table presents key financial information for the nine months ended September 27, 2020 and September 29, 2019:

	Nine months ended		Increase (Decrease)
	September 27, 2020	September 29, 2019	$	%
	(Amounts in thousands)
Net revenues	$147,678	$1,217,679	$(1,070,001)	(87.9)%
Operating costs and expenses	370,878	784,060	(413,182)	(52.7)%
Depreciation and amortization	127,447	137,828	(10,381)	(7.5)%
Loss on impairment / retirement of fixed assets, net	8,530	3,781	4,749	N/M
Loss on impairment of goodwill and other intangibles	103,999	—	103,999	N/M
Gain on sale of investment	(11)	(617)	606	N/M
Operating (loss) income	$(463,165)	$292,627	$(755,792)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(224,812)	$450,091	$(674,903)	N/M
Attendance	2,280	22,864	(20,584)	(90.0)%
In-park per capita spending	$46.49	$48.73	$(2.24)	(4.6)%
Out-of-park revenues	$46,705	$140,452	$(93,747)	(66.7)%

(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net (loss) income, see page 22.
For the nine months ended September 27, 2020, net revenues decreased 87.9% to $147.7 million from $1.2 billion for the nine months ended September 29, 2019. The decrease reflected the impact of a 20.6 million-visit decrease in attendance, a $2.24 decrease in in-park per capita spending and a $93.7 million decrease in out-of-park revenues, all of which were heavily impacted by the COVID-19 disruption. The decrease in attendance was due to the aforementioned park closures and operating calendar changes, as well as soft initial demand upon re-opening seven of our parks in mid-June through mid-July. Following re-opening, demand steadily increased throughout the third quarter. The decrease in in-park per capita spending was the result of less guest spending on extra-charge products, specifically front-of-line products, and admission attributable to a higher season pass mix. Guest spending on food, merchandise and games increased compared with the prior nine-month period. The decrease in out-of-park revenues was primarily attributable to a decline in accommodations revenue related to a decrease in occupancy due to the COVID-19 disruption. The Schlitterbahn parks contributed $2.1 million of net revenues during the six months ended June 28, 2020 and were not included in the prior year period until the July 1, 2019 acquisition date. The Schlitterbahn parks were included within the current and prior period third quarter results. Net revenues for the nine months were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the nine months ended September 27, 2020 decreased 52.7% to $370.9 million from $784.1 million for the nine months ended September 29, 2019. This was the result of an $85.9 million decrease in cost of goods sold, a $229.4 million decrease in operating expenses and a $97.8 million decrease in SG&A expense. The decrease in cost of goods sold was due to the decline in sales volume from the COVID-19 disruption and soft initial demand at our open parks. The $229.4 million decrease in operating expenses was attributable to $135.7 million of seasonal labor savings, as well as reductions in operating supplies, maintenance supplies, utilities, entertainment-related fees and insurance attributable to closed properties, abbreviated operating calendars and fewer offerings at our parks. In addition, full-time wages decreased due to a decline in anticipated payout of bonus plans and cost saving initiatives during the second quarter of 2020. The $97.8 million decrease in SG&A expense was attributable to $45.6 million of advertising expense savings, as well as a reduction in transaction fees due to the decline in online sales volume, a decline in the anticipated payout of outstanding equity-based compensation and bonus plans, and prior period acquisition-related costs. The Schlitterbahn parks incurred $14.2 million of operating costs and expenses for the six months ended June 28, 2020 and were not included in the prior period until the July 1, 2019 acquisition date. The Schlitterbahn parks were included within the current and prior period third quarter results. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the nine months ended September 27, 2020 decreased $10.4 million compared with the nine months ended September 29, 2019 primarily due to the prior period change in estimated useful life of a long-lived asset at Kings Dominion. Depreciation and amortization expense is being recognized over pre-COVID-19 budgeted operating days for 2020. The loss on impairment / retirement of fixed assets for the nine months ended September 27, 2020 was $8.5 million compared with $3.8 million for the nine months ended September 29, 2019. The current period included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated impacts of the COVID-19 pandemic during the first quarter of 2020 (see Note 5), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated impacts of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for the nine months ended September 27, 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020, and an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020 (see Note 6). During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating loss for the nine months ended September 27, 2020 totaled $463.2 million compared with $292.6 million of operating income for the nine months ended September 29, 2019.

Interest expense for the nine months ended September 27, 2020 increased $32.5 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2029 senior notes issued in June 2019, which was somewhat offset by less interest incurred on term debt and revolver borrowings. The net effect of our swaps resulted in a charge to earnings of $19.8 million for the nine months ended September 27, 2020 compared with a $21.1 million charge to earnings for the nine months ended September 29, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $2.0 million loss on early debt extinguishment related to our April 2020 refinancing during the first nine months of 2020 (see Note 7). During the current period, we also recognized a $12.0 million net charge to earnings for foreign currency gains and losses compared with a $12.5 million net benefit to earnings for the nine months ended September 29, 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the nine months ended September 27, 2020, a benefit for taxes of $116.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $43.5 million for the nine months ended September 29, 2019. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of this change, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $54.8 million. Second, as of September 27, 2020, the annual effective tax rate included a net benefit of $16.6 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $32.0 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than 21% resulting in an additional tax benefit if such losses are used to offset income at the current 21% corporate income tax rate. The estimated $32.0 million benefit was decreased by $15.4 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the nine months ended September 27, 2020 totaled $484.8 million, or $8.58 per diluted limited partner unit, compared with net income of $169.6 million, or $2.98 per diluted limited partner unit, for the nine months ended September 29, 2019.

For the nine months ended September 27, 2020, Adjusted EBITDA loss totaled $224.8 million compared with a $450.1 million Adjusted EBITDA for the nine months ended September 29, 2019. The variance in Adjusted EBITDA was due to decreased net revenues offset somewhat by expense savings attributable to the COVID-19 disruption.

Three months ended September 27, 2020
The results for the fiscal three-month period ended September 27, 2020 are not directly comparable with the results for the fiscal three-month period ended September 29, 2019 due to park closures and operating calendar changes associated with the COVID-19 pandemic (the "COVID-19 disruption"). In response to the COVID-19 pandemic, six of our 13 properties were not open during the third quarter of 2020, with the exception of limited attractions classified as out-of-park revenues, such as hotel properties and special outdoor events. The remaining seven properties opened beginning late in the second quarter of 2020 with abbreviated operating calendars. As a result of the COVID-19 disruption, the fiscal three-month period ended September 27, 2020 included a total of 314 operating days compared with 1,035 operating days for the prior period, or 721 fewer operating days.

The following table presents key financial information for the three months ended September 27, 2020 and September 29, 2019:

	Three months ended		Increase (Decrease)
	September 27, 2020	September 29, 2019	$	%
	(Amounts in thousands)
Net revenues	$87,457	$714,512	$(627,055)	(87.8)%
Operating costs and expenses	140,601	369,180	(228,579)	(61.9)%
Depreciation and amortization	67,436	68,335	(899)	(1.3)%
Loss on impairment / retirement of fixed assets, net	727	1,675	(948)	N/M
Loss on impairment of goodwill and other intangibles	15,818	—	15,818	N/M
Gain on sale of investment	(11)	—	(11)	N/M
Operating (loss) income	$(137,114)	$275,322	$(412,436)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(51,488)	$355,188	$(406,676)	N/M
Attendance	1,306	13,189	(11,883)	(90.1)%
In-park per capita spending	$47.29	$49.94	$(2.65)	(5.3)%
Out-of-park revenues	$29,051	$76,347	$(47,296)	(61.9)%

(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net (loss) income, see page 22.
For the three months ended September 27, 2020, net revenues decreased 87.8% to $87.5 million from $714.5 million for the three months ended September 29, 2019. The decrease reflected the impact of an 11.9 million-visit decrease in attendance, a $2.65 decrease in in-park per capita spending and a $47.3 million decrease in out-of-park revenues, all of which were heavily impacted by the COVID-19 disruption. The decrease in attendance was attributable to the aforementioned park closures and operating calendar changes, as well as soft demand upon re-opening seven of our parks in mid-June through mid-July. Following re-opening, demand steadily increased throughout the third quarter. The decrease in in-park per capita spending was due to less guest spending on extra-charge products, specifically front-of-line products, and admission attributable to a higher season pass mix. Guest spending on food, merchandise and games increased during the third quarter of 2020. The decrease in out-of-park revenues was primarily attributable to a decline in accommodations revenue due to a decrease in occupancy related to the COVID-19 disruption. Net revenues for the quarter were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the three months ended September 27, 2020 decreased 61.9% to $140.6 million from $369.2 million for the three months ended September 29, 2019. This was the result of a $46.8 million decrease in cost of goods sold, a $126.8 million decrease in operating expenses and a $54.9 million decrease in SG&A expense. The decrease in cost of goods sold was due to the decline in sales volume from the COVID-19 disruption and soft initial demand at our open parks. The $126.8 million decrease in operating expenses was attributable to $72.1 million of seasonal labor savings, as well as reductions in operating supplies, utilities, entertainment-related fees, maintenance supplies and insurance attributable to closed properties, abbreviated operating calendars and fewer offerings at our parks. In addition, full-time wages decreased due to a decline in anticipated payout of bonus plans. The $54.9 million decrease in SG&A expense was attributable to $26.9 million of advertising expense savings, as well as a reduction in transaction fees due to the decline in online sales volume, a decline in the anticipated payout of bonus plans, and prior period acquisition-related costs. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the three months ended September 27, 2020 was comparable to the three months ended September 29, 2019. Depreciation and amortization expense is being recognized over pre-COVID-19 budgeted operating days for 2020. The loss on impairment / retirement of fixed assets for the three months ended September 27, 2020 was comparable to the three months ended September 29, 2019 and was due to retirements in the normal course of business. The loss on impairment of goodwill and other intangibles for the three months ended September 27, 2020 included an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, triggered by the anticipated impacts of the COVID-19 pandemic during the third quarter of 2020 (see Note 6).

After the items above, the operating loss for the three months ended September 27, 2020 totaled $137.1 million compared with $275.3 million of operating income for the three months ended September 29, 2019.

Interest expense for the three months ended September 27, 2020 increased $12.4 million due to interest incurred on the 2025 senior notes issued in April 2020, which was somewhat offset by less interest incurred on term debt borrowings. The net effect of our swaps resulted in a benefit to earnings of $1.6 million for the three months ended September 27, 2020 compared with a $3.9 million charge to earnings for the three months ended September 29, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. During the current period, we also recognized a $9.6 million net benefit to earnings for foreign currency gains and losses compared with a $5.6 million net charge to earnings for the three months ended September 29, 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended September 27, 2020, a benefit for taxes of $30.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $48.8 million for the three months ended September 29, 2019. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of this change, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $54.8 million. Second, as of September 27, 2020, the annual effective tax rate included a net benefit of $16.6 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $32.0 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than 21% resulting in an additional tax benefit if such losses are used to offset income at the current 21% corporate income tax rate. The estimated $32.0 million benefit was decreased by $15.4 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the three months ended September 27, 2020 totaled $136.3 million, or $2.41 per diluted limited partner unit, compared with net income of $190.0 million, or $3.34 per diluted limited partner unit, for the three months ended September 29, 2019.

For the three months ended September 27, 2020, Adjusted EBITDA loss totaled $51.5 million compared with $355.2 million Adjusted EBITDA for the three months ended September 29, 2019. The variance in Adjusted EBITDA was due to decreased net revenues offset somewhat by expense savings attributable to the COVID-19 disruption.

October Update
Attendance has progressed from a range of 20% to 25% of comparable prior year levels upon the initial reopening of seven of our parks in late June and early July to 35% to 40% over the last three months ending November 1, 2020.

Liquidity and Capital Resources:
The working capital ratio (current assets divided by current liabilities) was 1.1 as of September 27, 2020 and 1.2 as of September 29, 2019.
Operating Activities
During the nine-month period ended September 27, 2020, net cash for operating activities totaled $275.5 million, an increase of $664.6 million compared with net cash from operating activities in the same period a year ago. The increase in net cash for operating activities was largely attributable to lower earnings as a result of the COVID-19 disruption.
Investing Activities
Net cash for investing activities for the first nine months of 2020 was $118.8 million, a decrease of $447.4 million compared with the same period in the prior year, primarily due to the prior period acquisition of the Schlitterbahn parks and Sawmill Creek Resort which totaled $270.2 million and the prior period purchase of the land at California's Great America for $150.3 million. As mentioned above, due to the impact of the COVID-19 pandemic, we took proactive steps to reduce our capital spending, including the suspension of $75-100 million of capital projects planned for the 2020 and 2021 operating seasons. As we prepare our properties for the 2021 operating season, we reactivated certain capital projects and may continue to reactivate other capital projects over the next twelve months resulting in capital spending that could vary from our earlier estimate. We estimate $120-125 million in capital expenditures for 2020, reflecting savings of approximately $60-65 million from our initial budget.
Financing Activities
Net cash from financing activities for the first nine months of 2020 was $439.8 million, an increase of $112.4 million compared with the same period in the prior year. The increase was primarily attributable to the net cash proceeds from the April 2020 refinancing in the current period, including the issuance of the 2025 senior notes and prepayment of a portion of our term debt, compared with the net cash proceeds from the 2029 senior notes issuance in the prior period.

As of September 27, 2020, our outstanding debt, before reduction for debt issuance costs and original issue discount, consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Second Amended 2017 Credit Agreement. The term debt bears interest at the London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of September 27, 2020.

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

•No borrowings under the $375 million senior secured revolving credit facility under our Second Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. Borrowings under the senior secured revolving credit facility bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps. The revolving credit facility was scheduled to mature in April 2022 and also provides for the issuance of documentary and standby letters of credit. The Second Amended 2017 Credit Agreement required the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. After letters of credit, which totaled $15.9 million as of September 27, 2020, we had $359.1 million of available borrowings under the revolving credit facility and cash on hand of $225.5 million.

On September 28, 2020, we further amended the Second Amended 2017 Credit Agreement (subsequently referred to as the "Third Amended 2017 Credit Agreement" or the "Third Amendment") to further suspend and revise certain of the financial covenants in response to the continuing impacts of the COVID-19 pandemic. The credit agreement amendment also will extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility upon completion of certain customary closing conditions. Following the Third Amendment, on October 7, 2020, we issued $300 million of 6.500% senior unsecured notes due 2028. The net proceeds from the offering of the 2028 senior notes will be used for general corporate and working capital purposes, including fees and expenses related to the transaction. See the Subsequent Event footnote at Note 12 for further details.

As of September 27, 2020, we have eight interest rate swap agreements that convert $500 million of variable-rate debt to a fixed rate. Four of these agreements fix that variable-rate debt at 4.39% and mature on December 31, 2020. The other four fix the same notional amount of variable-rate debt at 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of September 27, 2020, $4.3 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $38.7 million was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Second Amendment to the 2017 Credit Agreement suspended and revised certain financial covenants including: (i) suspended testing of the Consolidated Leverage Ratio (which was previously set at a maximum of 5.50x Consolidated Total Debt-to-Consolidated EBITDA) after the first quarter of 2020, (ii) replaced such Consolidated Leverage Ratio testing with a Senior Secured Leverage Ratio of 4.00x Total First Lien Senior Secured Debt-to-Consolidated EBITDA to be tested quarterly starting with the first quarter of 2021, which would have stepped down to 3.75x in the fourth quarter of 2021, with the covenant calculations for the first, second, and third quarters in 2021 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2020 ("Deemed EBITDA Quarters"), (iii) added a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2021 or the termination of the Additional Restrictions Period (which generally would have included the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2021), (iv) suspended certain restricted payments, including partnership distributions, certain payments in respect of senior unsecured debt, cash mergers and/or acquisition investments and the incurrence of incremental loans and commitments under the Second Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period, and (v) permitted the incurrence of the portion of the 2025 senior notes that were issued and were not applied to repay a portion of the senior secured term loan facility. Under the Second Amendment, we had the ability to terminate the Additional Restrictions Period prior to December 31, 2021 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of September 27, 2020, we were in compliance with the financial condition covenants under the Second Amended 2017 Credit Agreement.

The Third Amendment suspended testing of the Senior Secured Leverage Ratio until the first quarter of 2022, increased the Senior Secured Leverage Ratio to 4.50x until ultimately stepping down to 3.75x in the third quarter of 2023, extended the minimum liquidity level requirement until the earlier of December 31, 2022 or the termination of the revised Additional Restrictions Period, and extended the suspension of certain restricted payments, including partnership distributions, until the termination of the revised Additional Restrictions Period. See the Subsequent Event footnote at Note 12 for further details.

Our fixed rate note agreements also include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of September 27, 2020.

The quarterly distribution remains suspended. The Board is committed to reinstituting a quarterly distribution when it is appropriate to do so and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants.

As of the date of this Form 10-Q, we anticipate our average cash burn rate will be approximately $40-45 million per month for the six month period including the fourth quarter of 2020 and first quarter of 2021. Our anticipated average cash burn rate includes estimated operating expenses, capital expenditures, income tax obligations, and interest payments. The average cash burn rate is net of an estimate of net revenues to be generated from the operations anticipated to be open during the next two quarters as of the date of this Form 10-Q. We have made significant estimates and assumptions to estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term and our anticipated cash burn rate. Actual results could materially differ from these estimates.

Our previous estimate of average cash burn rate was $30-40 million per month. The average cash burn rate for the six month period including the second and third quarter of 2020 fell within this $30-40 million per month range. The increase in estimated average cash burn rate for the next six month period is largely attributable to the timing of payments on our senior notes, as well as, the seasonality of our business. The first quarter typically results in more cash consumed compared with the balance of the year as we have few properties in operation and parks preparing for opening.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes

As discussed within the Long-Term Debt footnote at Note 7 and the Subsequent Event footnote at Note 12, we have issued five tranches of fixed rate senior notes: the 2024, 2025, 2027, 2028 and 2029 senior notes (“senior notes”). The 2024, 2027 and 2029 senior notes (the “registered senior notes”) have been registered under the Securities Act of 1933. The 2025 and 2028 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than the co-issuers). There are no non-guarantor subsidiaries. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

The 2024, 2027 and 2029 senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt, including the other registered senior notes and the 2028 senior notes. However, the 2024, 2027 and 2029 senior notes are ranked effectively junior to our secured debt under the Third Amended 2017 Credit Agreement and the 2025 senior notes to the extent of the value of the assets securing such debt.

In the event that the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor is released from its obligations under our senior secured credit facilities (or the Third Amended 2017 Credit Agreement), such entity will also be released from its obligations under the registered senior notes. In addition, the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor can be released from its obligations under the 2024, 2027 and 2029 senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the 2024, 2027 and 2029 senior notes: i) any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of Cedar Fair or a sale or disposition of all or substantially all of the assets of such entity; ii) if such entity is dissolved or liquidated; iii) if we designate such entity as an Unrestricted Subsidiary; iv) upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary of Cedar Fair or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

The obligations of each guarantor are limited to the extent necessary to prevent such guarantee from constituting a fraudulent conveyance or fraudulent transfer under applicable law. This provision may not, however, protect a guarantee from being voided under fraudulent transfer law, or may reduce the applicable guarantor’s obligation to an amount that effectively makes its guarantee worthless. If a guarantee were rendered voidable, it could be subordinated by a court to all other indebtedness of the guarantor, and depending on the amount of such indebtedness, could reduce the guarantee to zero. Each guarantor that makes a payment or distribution under a guarantee is entitled to a pro rata contribution from each other guarantor based on the respective net assets of the guarantors.

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027 and 2029 senior notes. We have presented each entity that is a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guarantee the 2024 senior notes include the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027 and 2029 senior notes and a guarantor under the 2024 senior notes. There are no non-guarantor subsidiaries.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of September 27, 2020
Current Assets	$669	$1,298	$53,864	$299,844	$1,043,961
Non-Current Assets	99,949	1,111,260	522,508	2,323,598	1,885,896
Current Liabilities	506,162	589,445	22,530	193,735	44,617
Non-Current Liabilities	145,786	44,713	463,957	2,098,801	103,590
Balance as of December 31, 2019
Current Assets	$182	$2,568	$104,993	$198,816	$1,039,345
Non-Current Assets	641,742	1,381,226	551,471	2,344,117	2,071,112
Current Liabilities	651,890	454,376	22,974	183,101	63,520
Non-Current Liabilities	—	144,468	463,527	1,583,782	99,504

Nine Months Ended September 27, 2020
Net revenues	$—	$83	$423	$420,191	$128,103
Operating (loss) income	(159,367)	(252,040)	(30,701)	75,133	(96,190)
Net loss	(484,790)	(303,058)	(64,640)	—	(143,670)
Twelve Months Ended December 31, 2019
Net revenues	$96,986	$369,633	$149,792	$1,092,584	$398,922
Operating income (loss)	93,795	(67,845)	54,294	68,923	160,272
Net income	172,365	119,541	72,209	—	169,281

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Non-Current Assets - $2,214.8 million as of September 27, 2020 and $2,141.8 million as of December 31, 2019; and Net revenues - $110.8 million as of September 27, 2020 and $121.1 million as of December 31, 2019. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

Off Balance Sheet Arrangements:
We had $15.9 million in letters of credit, which are primarily in place to backstop insurance arrangements, outstanding on our revolving credit facility as of September 27, 2020. We have no other significant off-balance sheet financing arrangements.

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

As of September 27, 2020, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming an average balance on our revolving credit borrowings of approximately $14.6 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in annual cash interest costs.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $4.1 million decrease in annual operating income.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 27, 2020, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees continued working from home during the fiscal quarter ended September 27, 2020. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.

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
On March 13, 2020, we announced the closure of certain parks and the decision to delay the opening of other parks in response to the federal and local recommendations and restrictions to mitigate the spread of COVID-19. Beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Because our parks are our primary sources of net income and operating cash flows, our business and financial results and condition have been, and will continue to be, adversely impacted by these closures, delayed openings and other actions taken to contain or reduce the spread of COVID-19. In addition, we have begun and are likely to continue to experience other negative impacts to our business, results of operations and financial condition as a result of COVID-19. Negative impacts may include changes in consumer behavior and preferences causing significant volatility or reductions in demand for, or interest in, our parks, damage to our brand and reputation, increases in operating expenses as we sanitize our parks and implement additional hygiene-related protocols, limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks, limitations on our employees' ability to work and travel, and significant changes in the economic or political conditions in areas in which we operate. Despite our efforts to manage these impacts, their ultimate effect may be material, and will depend on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain the pandemic spread and mitigate public health effects.

A prolonged closure of our parks and resort properties could materially impact our results, operations and financial condition, which would negatively impact our ability to remain in compliance with our debt covenants.
Our parks are the primary sources of net income and operating cash flows which we rely upon to remain in compliance with debt covenants under our senior secured credit agreement and under our senior notes and to meet our obligations when due. As noted above, beginning late in the second quarter of 2020, we resumed partial operations at many of our parks on a staggered basis in accordance with local and state guidelines. Subsequently, we announced on August 4, 2020 that certain of our parks will not reopen in 2020, and certain of our parks will operate on reduced schedules and close earlier than their typical schedules. There is uncertainty as to when we will be able to reopen the remaining two closed parks and there is also uncertainty as to whether additional mandated closures will occur. Because we operate in several different jurisdictions, we have been able to reopen some, but not all, of our parks within a certain time frame. Although we believe we have sufficient resources to fund our temporarily idled operations for a period of time that lasts beyond the currently mandated closures, we have no control over and cannot predict the length of the impact on our parks due to the pandemic, including future mandated closures. If we are unable to generate sufficient revenues from our parks due to a prolonged period of closure, or experience significant declines in business volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations.

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

The Third Amended 2017 Credit Agreement includes (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("revised Deemed EBITDA

Quarters"), (ii) a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2022 or the termination of the revised Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022), (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the revised Additional Restrictions Period. We may terminate the revised Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to revised Deemed EBITDA Quarters for any fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended September 27, 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
June 29 - July 28	220	$27.49	—	$—
July 29 - August 28	—	—	—	—
August 29 - September 27	—	—	—	—
Total	220	$27.49	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (4.1)
Indenture, dated as of October 7, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 6.500% Senior Notes due 2028). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on October 7, 2020.

Exhibit (4.2)
Registration Rights Agreement, dated October 7, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Registrant's Form 8-K (File No. 001-09444) filed on October 7, 2020.

Exhibit (10.1)
Amendment No. 3, dated as of September 28, 2020, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, L.P., Magnum Management Corporation, Canada's Wonderland Company and Millennium Operations LLC, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on September 30, 2020.

Exhibit (10.2)	2016 Omnibus Incentive Plan Form of Other Unit Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 28, 2020.

Exhibit (22)	Subsidiary Guarantors and Issuers of Guaranteed Securities.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' (Deficit) Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 4, 2020	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 4, 2020	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer