Form 10-K
period 2020-12-31
CEDAR FAIR L P
filed 2021-02-19
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 26, 2020 of $28.23 per unit was approximately $1,564,023,246.
Number of Depositary Units representing limited partner interests outstanding as of February 5, 2021: 56,732,553 units

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in May 2021.
************
Page 1 of 64 pages

CEDAR FAIR, L.P.
2020 FORM 10-K CONTENTS

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

Our parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and immersive entertainment. Our parks include: Cedar Point, located on Lake Erie between Cleveland and Toledo in Sandusky, Ohio; Knott's Berry Farm, near Los Angeles, California; Canada's Wonderland, near Toronto, Ontario, Canada; Kings Island, near Cincinnati, Ohio; Carowinds, in Charlotte, North Carolina; Kings Dominion, near Richmond, Virginia; California's Great America, in Santa Clara, California; Dorney Park & Wildwater Kingdom ("Dorney Park"), in Allentown, Pennsylvania; Worlds of Fun, in Kansas City, Missouri; Valleyfair, near Minneapolis/St. Paul, Minnesota; Michigan's Adventure, in Muskegon, Michigan; Schlitterbahn Waterpark & Resort New Braunfels in New Braunfels, Texas; and Schlitterbahn Waterpark Galveston in Galveston, Texas. We manage and operate Gilroy Gardens Family Theme Park in Gilroy, California. With limited exceptions, all rides and attractions at the parks are owned and operated by us.

Our parks operate seasonally except for Knott's Berry Farm, which is typically open daily on a year-round basis. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are typically generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August.

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

IMPACT OF COVID-19 PANDEMIC

The novel coronavirus (COVID-19) pandemic has had a material impact on our business in 2020 and is expected to have a continuing negative impact into 2021. Most significantly, we closed our properties for several months in 2020 beginning on March 14. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening, park operating calendars were adjusted for 2020, including reduced operating days per week and operating hours within each operating day. In 2021, we anticipate reopening our seasonal parks in May 2021 and offering new culinary festivals at Knott's Berry Farm beginning in March 2021. With broad vaccination distribution efforts in process and anticipated pent-up demand for outdoor entertainment, management is focused on maximizing the seasonally weighted second half of 2021. We do not anticipate 2021 to be a normal operating year operationally or financially, and it is uncertain how long it may take us to achieve full operational potential. Our future operations are dependent on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

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

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population. The park is renowned for its seasonal events, including a special holiday event, Knott's Merry Farm, and a Halloween event, Knott's Scary Farm, which has been held for more than 45 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey. In 2020, while Knott's Berry Farm was unable to open amusement and water park operations following the first quarter of 2020 due to the COVID-19 pandemic, Knott's Berry Farm was recognized by Amusement Today's international survey for its creative sell-out culinary festivals. Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions. Knott's Berry Farm also features the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm featuring a pool, fitness facilities and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 17 roller coasters, and is one of the most attended amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals.

Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in 2006. Kings Island is also one of the most attended amusement parks in North America. The park features a children's area that has been consistently named one of the "Best Kids' Area in the World" by Amusement Today. The park's market area includes Cincinnati, Dayton and Columbus, Ohio; Louisville and Lexington, Kentucky; and Indianapolis, Indiana. In 2021, Kings Island Camp Cedar, a luxury campground near Kings Island, will open. Kings Island Camp Cedar will be managed by Cedar Fair and owned by a third party.

Carowinds
Carowinds, a combination amusement and water park located in Charlotte, North Carolina, first opened in 1973 and was acquired by the Partnership in 2006. Carowinds' major markets include Charlotte, Greensboro, and Raleigh, North Carolina; as well as Greenville and Columbia, South Carolina. The park also features Camp Wilderness Resort, an upscale campground, and a SpringHill Suites by Marriott hotel located adjacent to the park entrance. The SpringHill Suites is a Marriott franchise operated by Cedar Fair. The hotel is open year-round and features suites, an outdoor pool, fitness center and bar.

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

Schlitterbahn Waterpark & Resort New Braunfels
Schlitterbahn Waterpark & Resort New Braunfels began as a resort in 1966, was introduced as a water park in 1979 and was acquired by the Partnership in 2019. The park is consistently rated the best water park in the industry by Amusement Today's international survey and is one of the most attended water parks in North America. The park, located in New Braunfels, Texas, features many river rides, water slides and attractions along the Comal River. The Resort at Schlitterbahn New Braunfels includes hotel rooms, suites, cabins, luxury suites and vacation homes. Schlitterbahn Waterpark & Resort New Braunfels’ major markets include San Antonio, Austin and Houston, Texas.

Schlitterbahn Waterpark Galveston
Schlitterbahn Waterpark Galveston opened in 2006 and was acquired by the Partnership in 2019. The park is one of the most attended water parks in North America. The park, located in Galveston, Texas, features a convertible roof system creating both indoor and outdoor areas allowing the park to operate on a limited schedule year-round. The park features many water attractions including an award-winning water coaster and a one-mile long river system. Schlitterbahn Waterpark Galveston serves a market area centered in Houston, Texas, as well as the tourism population in Galveston Island, Texas, a barrier island on the Texas Gulf Coast.

CAPITAL EXPENDITURES AND WORKING CAPITAL

We believe that annual park attendance is influenced by annual investments in our properties, including new attractions and infrastructure, among other factors. Capital expenditures are planned on a seasonal basis with most expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end. Due to the effects of the COVID-19 pandemic, some capital expenditures were suspended in order to maintain flexibility and retain liquidity. The timing and amount of capital expenditures may differ from typical calendar years while the effects of the COVID-19 pandemic continue.

During the operating season, we carry significant receivables and inventories of food and merchandise, as well as payables and payroll-related accruals. These amounts are typically substantially reduced in non-operating periods. Seasonal working capital needs are typically funded from current operations and revolving credit facilities. Revolving credit facilities are typically established at levels sufficient to accommodate our peak borrowing requirements in April and May as the seasonal parks complete preparations for opening. Revolving credit borrowings are then typically reduced with our positive cash flow during the seasonal operating period.

COMPETITION

We compete for discretionary spending with all aspects of the recreation industry within our primary market areas, including other destination and regional amusement parks. We also compete with other forms of entertainment and recreational activities, including movies, sports events, restaurants and vacation travel.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and immersive entertainment available. We believe that our parks feature a variety of high quality rides and attractions, restaurants, gift shops and family atmosphere to make them highly competitive with other parks and forms of entertainment.

GOVERNMENT REGULATION

Our operations are subject to regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters. We are subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. We may be required to incur costs to comply with these requirements, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial.

We also are subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing with respect to our property.

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

All rides are inspected daily by both our maintenance and ride operations personnel before being placed into operation for our guests. The parks are also periodically inspected by our insurance carrier and, at all parks except Valleyfair, Worlds of Fun, Schlitterbahn Waterpark New Braunfels, Schlitterbahn Waterpark Galveston and Carowinds' South Carolina rides, by state or county ride-safety inspectors. Valleyfair, Worlds of Fun, Schlitterbahn Waterpark New Braunfels, Schlitterbahn Waterpark Galveston and Carowinds each contract with a third party to inspect our rides pursuant to Minnesota, Missouri, Texas and South Carolina law, respectively, and submit the third-party report to the respective state agency. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure our standards are being maintained.

HUMAN CAPITAL

We employ approximately 2,700 full-time employees. During the operating season, we typically employ in aggregate approximately 48,000 seasonal and part-time employees, many of whom are high school and college students. Due to park closures and operating calendar changes as a result of the COVID-19 pandemic, we employed approximately 27,000 seasonal and part-time employees during 2020. We house some of our seasonal employees in dormitories owned by us at Cedar Point, Kings Island, Carowinds, Kings Dominion and Valleyfair, or rented by us at Dorney Park, Worlds of Fun, Schlitterbahn Waterpark New Braunfels and Schlitterbahn Waterpark Galveston. Approximately 250 of our employees are represented by labor unions. We believe we maintain good relations with our employees.

In response to the COVID-19 pandemic, we implemented safety protocols to protect our employees, including implementing health screening and temperature-taking protocols for employees and guests entering our properties, staggering schedules to allow for greater social distancing, increasing hygiene, cleaning and sanitizing procedures, requiring face coverings where social distancing cannot be maintained, providing incremental personal protective equipment, enabling employees to work from home where possible, and restricting business travel and encouraging quarantine upon return.

Our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

We maintain training programs for all new employees, including safety training specific to job responsibilities. We participate in the J-1 Visa program providing cultural and educational exchange opportunities for our associates. We also have partnered with Bowling Green State University to create the Cedar Fair Resort and Attraction Management program, a bachelor's degree program, which is housed in downtown Sandusky, Ohio in a facility jointly owned by the Partnership and a third party developer. The bachelor's degree program prepares students for management careers at Cedar Fair parks or a similar establishment. We encourage a promote-from-within policy.

Our executive compensation program is designed to incentivize our key employees to drive superior results, to give key employees a vested interest in our growth and performance, and to enhance our ability to attract and retain exceptional managerial talent. Our executive compensation program rewards both successful individual performance and the consolidated operating results of the Company by directly tying compensation to Company performance.

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

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about our Executive Officers

Name	Age	Position(s)

Richard A. Zimmerman	60	Richard Zimmerman has been President and Chief Executive Officer since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, he served as President and Chief Operating Officer from October 2016 through December 2017 and served as Chief Operating Officer from October 2011 through October 2016. Prior to that, he was appointed as Executive Vice President in November 2010 and as Regional Vice President in June 2007. He has been with Cedar Fair since 2006, when Kings Dominion was acquired. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.
Brian C. Witherow	54	Brian Witherow has served as Executive Vice President and Chief Financial Officer since January 2012. Prior to that, he served as Vice President and Corporate Controller beginning in July 2005. Brian has been with Cedar Fair in various other positions since 1995.
Tim V. Fisher	60	Tim Fisher joined Cedar Fair as Chief Operating Officer in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Tim served as Chief Executive Officer of Village Roadshow Theme Parks since January 2009.
Duffield E. Milkie	55	Duff Milkie has served as Executive Vice President and General Counsel since January 2015 and has served as Corporate Secretary since February 2012. He served as Corporate Vice President and General Counsel from February 2008 to January 2015. Prior to joining Cedar Fair, Duff was a partner in the law firm of Wickens, Herzer, Panza, Cook, & Batista from 1998 through 2008.
Kelley S. Semmelroth	56	Kelley Semmelroth has served as Executive Vice President and Chief Marketing Officer since February 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.
Craig A. Heckman	57	Craig Heckman has served as Executive Vice President, Human Resources since January 2020. Previously, he served as Senior Vice President, Human Resources since January 2017. Prior to joining Cedar Fair, he served as Vice President, Human Resources for Vestis Retail Group, a retail operator, from December 2014 through December 2016. Prior to joining Vestis Retail Group, Craig served as Vice President, Human Resources - Stores and International for Express/L Brands, a fashion retailer, from 2006 to 2014.
David R. Hoffman	52	Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since January 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since November 2010. He served as Vice President of Corporate Tax from October 2006 through November 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.
Charles E. Myers	57	Charles Myers joined Cedar Fair as Senior Vice President, Creative Development in June 2019. Prior to joining Cedar Fair, he held a variety of Senior Leadership roles including Show Design, Production Management and Producing at Walt Disney Imagineering, the research and development arm of the Walt Disney Company, from 2013 to June 2019. Prior to this, he served as Senior Vice President, Licensing, Project Development & Business Development of Paramount Pictures from 2002 to 2013.

ITEM 1A. RISK FACTORS.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted our business and is expected to continue to adversely impact our business, as well as intensify certain risks we face. The ultimate extent to which COVID-19 and measures taken in response will impact our business, including our results of operations and financial condition, cannot be reasonably predicted due to the ongoing development and fluidity of the pandemic and its effects.
The COVID-19 pandemic is having a material negative impact on our business. On March 14, 2020, we closed our properties in response to federal and local recommendations and restrictions to mitigate the spread of COVID-19. We were ultimately able to resume partial operations, subject to capacity, social distancing mandates and other governmental restrictions, at 10 of our 13 properties on a staggered basis in 2020. Because our amusement and water parks are our primary sources of net income and operating cash flows, our business and financial results and condition have been, and will continue to be, adversely impacted by these and any future mandated closures, capacity restrictions and governmental mandates required for operating our parks. There is uncertainty as to when we will be able to resume full operations at all of our amusement and water parks, as well as whether any future mandated or voluntary closures will occur. Our parks are geographically located throughout the United States and in Canada. The duration and severity of the COVID-19 pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst our largest properties.

Consumer behavior and preferences may change in response to the effects of the COVID-19 pandemic both in the short term and long term, including impacts on discretionary consumer spending due to significant economic uncertainty caused by the COVID-19 pandemic. In 2020, we experienced lower demand upon reopening our properties resulting in a material decrease in revenues generated. Future significant volatility or reductions in demand for, or interest in, our parks could materially adversely impact attendance, in-park per capita spending and revenue. In addition, we could experience damage to our brand and reputation due to actual or perceived health risks associated with our parks or the amusement park industry which could have a similar material adverse effect on attendance, in-park per capita spending and revenue.

We have begun and are likely to continue to experience operational risks due to the COVID-19 pandemic including increases in operating expenses as we sanitize our parks and implement additional hygiene-related protocols, limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks, and limitations on our employees' ability to work and travel. Despite our efforts to manage these impacts, their ultimate effect may be material to our financial results.

We have not previously experienced the level of disruption caused by the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the risks described above, as well as the other risk factors described herein, depend on factors beyond our knowledge or control, including the duration and severity of the pandemic, success and timing of vaccination programs, the emergence of new variants, as well as any future actions taken to contain the pandemic spread and mitigate public health effects. It is difficult for management to estimate future performance under these conditions, and the ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition cannot be reasonably predicted.

In order to increase our liquidity during this unprecedented and unpredictable time, we issued senior notes in April 2020 and October 2020 and expanded and extended our revolving credit facility during 2020. Other steps taken in 2020 to increase our liquidity included suspending quarterly partnership distributions and suspending a series of capital expenditures planned for the 2020 and 2021 operating seasons. We also significantly reduced operating expenses and cash outflows in 2020 during periods our parks were idle and to correspond with lower than typical attendance levels and abbreviated park operating calendars. Future additional efforts to increase liquidity, including a prolonged reduction or suspension of capital expenditures and partnership distributions, may hinder success of our strategic plans. In the event we are unable to generate sufficient revenues from our parks due to a prolonged period of closure, or experience significant declines in business volumes upon reopening, we may not have access to or may be burdened by onerous terms to acquire sufficient liquidity to meet our obligations before our operations normalize.

Risks Related to Our Capital Structure

The amount of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our debt agreements.
We had $3.0 billion of outstanding indebtedness as of December 31, 2020 (before reduction of debt issuance costs and original issue discount).

The amount of our indebtedness could have important consequences. For example, it could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•limit our flexibility in planning or reacting to changes in business and future business operations; and
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing other indebtedness.

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

Despite the amount of our indebtedness, we may be able to incur additional indebtedness, which could further exacerbate the risks associated with the amount of our indebtedness.

Our debt agreements contain restrictions that could limit our flexibility in investing in our business, including the ability to pay partnership distributions.
Our credit agreement and the indentures governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•pay distributions on or make distributions in respect of our partnership units or make other Restricted Payments;
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

The Third Amended 2017 Credit Agreement includes (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"), (ii) a requirement that we maintain a minimum liquidity level of at least $125.0 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022), (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter.

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
As of December 31, 2020, our indebtedness under our Third Amended 2017 Credit Agreement accrues variable rate interest that has been swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Risks Related to Our Strategy

Our growth strategy, including our COVID-19 recovery strategy, may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including recovering from the effects of the COVID-19 pandemic. We grow our business through acquisitions and capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies require significant commitments of management resources and our investments may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing new projects and initiatives, or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition or results of operations.

We compete for discretionary spending and discretionary free time with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
Our parks compete for discretionary spending and discretionary free time with other amusement, water and theme parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. There may be a material adverse effect on our business, financial condition or results of operations if we are unable to effectively compete with other entertainment alternatives.

The operating season at most of our parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
Twelve of our properties are seasonal, generally open during weekends beginning in April or May, then daily from Memorial Day through Labor Day. After Labor Day, the seasonal properties are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues are typically generated during a 130- to 140-day operating season. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

Risks Related to the Amusement Park Industry

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
A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays, including self-imposed construction delays in response to the COVID-19 pandemic, can adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

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

Risks Related to Human Capital

Increased costs of labor and employee health and welfare benefits may impact our results of operations.
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact our operating expenses. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

Our business depends on our ability to meet our workforce needs.
Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations and cash flows may be adversely affected. In addition, we employ a significant seasonal workforce. We recruit year-round to fill thousands of seasonal staffing positions each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. There is no assurance that we will be able to recruit and hire adequate seasonal personnel as the business requires or that we will not experience material increases in the cost of securing our seasonal workforce in the future, including due to the ongoing effects of the COVID-19 pandemic.

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

Risks Related to Legal, Regulatory and Compliance Matters

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
We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We are subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. We periodically have had to, and may have to, defend against lawsuits asserting non-compliance. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect our business, financial condition or results.

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

Our tax treatment is dependent on our status as a partnership for federal income tax purposes. If the tax laws were to treat us as a corporation or we become subject to a material amount of entity-level taxation, it may substantially reduce our available cash.
We are a limited partnership under Delaware law and are treated as a partnership for federal income tax purposes. A change in current tax law may cause us to be taxed as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our entire taxable income at the corporate tax rate, rather than only on the taxable income from our corporate subsidiaries, and may be subject to additional state taxes at varying rates. Further, unitholder distributions would generally be taxed again as corporate distributions or dividends and no income, gains, losses, or deductions would flow through to unitholders. Because additional entity level taxes would be imposed upon us as a corporation, our available cash could be substantially reduced. Although we are not currently aware of any legislative proposal that would adversely impact our treatment as a partnership, we are unable to predict whether any changes or other proposals will ultimately be enacted.

General Risk Factors

Instability in general economic conditions could impact our business, including our results of operations and financial condition.
Uncertainty regarding regional economic conditions and deterioration in the economy generally may adversely impact attendance figures and guest spending patterns at our park as uncertain economic conditions affect our guests' levels of discretionary spending. Both attendance and in-park spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our parks and the amount that our guests spend on our products when they visit. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

The existence of unfavorable general economic conditions may also hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, concessionaires and customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the amusement park industry. Moreover, these issues could also increase the counter-party risk with financial institutions with which we enter into hedging agreements and long-term debt agreements, including our credit facilities. The soundness of these counter-parties could adversely affect us. Our credit evaluations may be inaccurate and credit performance could be materially worse than anticipated. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations.

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

(3)    We lease the land at Schlitterbahn Waterpark Galveston through a long-term lease agreement. The lease is renewable in 2024 with options to renew at our discretion through 2049 and a right of first refusal clause to purchase the land (see Note 13).

(4)    In addition to the acreage above, we own approximately 150 acres in Aurora, Ohio (near Cleveland, Ohio) which is expected to be sold in 2021. The land is the location of the former Wildwater Kingdom waterpark (see Note 6).

All of our property is owned in fee simple and is encumbered by the Third Amended 2017 Credit Agreement and the 2025 senior notes, with the exception of the land at Schlitterbahn Waterpark Galveston, portions of the six-mile public highway that serves as secondary access route to Cedar Point, and portions of the California's Great America parking lot. We consider our properties to be well maintained, in good condition and adequate for our present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER
PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 5, 2021, there were approximately 4,900 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding our equity incentive plan, which is incorporated herein by reference.

The Third Amended 2017 Credit Agreement suspended restricted payments, including partnership distributions, until the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022).

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing our 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of December 31, 2020.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2015.

	Base Period	Return
	2015	2016	2017	2018	2019	2020
Cedar Fair, L.P.	$100.00	$121.43	$129.29	$100.01	$125.46	$93.83
S&P 500	100.00	111.96	136.40	130.43	171.50	203.05
S&P 400	100.00	120.74	140.35	124.80	157.49	179.01
S&P Movies and Entertainment	100.00	110.37	115.91	116.62	147.78	205.53

ITEM 6. SELECTED FINANCIAL DATA.

None.

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

	Years Ended December 31,
	2020		2019		2018
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$67,852	37.4%	$795,271	53.9%	$737,676	54.7%
Food, merchandise and games	76,921	42.4%	473,499	32.1%	433,315	32.1%
Accommodations, extra-charge products and other	36,782	20.3%	206,155	14.0%	177,539	13.2%
Net revenues	181,555	100.0%	1,474,925	100.0%	1,348,530	100.0%
Operating costs and expenses	483,891	266.5%	990,716	67.2%	892,416	66.2%
Depreciation and amortization	157,549	86.8%	170,456	11.6%	155,529	11.5%
Loss on impairment / retirement of fixed assets, net	8,135	4.5%	4,931	0.3%	10,178	0.8%
Loss on impairment of goodwill and other intangibles	103,999	57.3%	—	—%	—	—%
Gain on sale of investment	(11)	—%	(617)	—%	(112)	—%
Operating (loss) income	(572,008)	(315.1)%	309,439	21.0%	290,519	21.5%
Interest and other expense, net	150,222	82.7%	98,860	6.7%	84,354	6.3%
Net effect of swaps	15,849	8.7%	16,532	1.1%	7,442	0.6%
Loss on early debt extinguishment	2,262	1.2%	—	—%	1,073	0.1%
(Gain) loss on foreign currency	(12,183)	(6.7)%	(21,107)	(1.4)%	36,254	2.7%
(Benefit) provision for taxes	(137,915)	(76.0)%	42,789	2.9%	34,743	2.6%
Net (loss) income	$(590,243)	(325.1)%	$172,365	11.7%	$126,653	9.4%
Other data:
Attendance	2,595		27,938		25,912
In-park per capita spending	$46.38		$48.32		$47.69

Impact of COVID-19 Pandemic

Summary
The novel coronavirus (COVID-19) pandemic has had a material impact on our business in 2020, is expected to have a continuing negative impact in 2021 and may have a longer-term negative effect. On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Beginning in the second quarter of 2020, we resumed partial operations at eight properties on a staggered basis with opening dates starting in mid-June and continuing through mid-July. We also reopened operations at some of our out-of-park attractions at this time, such as hotel operations. Attendance upon reopening was impacted by the ongoing effects of the pandemic and was below original expectations. However, demand steadily increased from 20-25% of comparable prior-year attendance levels upon initially reopening up to 55% of comparable prior-year attendance levels in September 2020. Due to these soft demand trends upon reopening, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier than the park's typical operating calendar. Two parks, Cedar Point and Kings Island, remained open after Labor

Day. In order to alleviate social distancing concerns, Cedar Point and Kings Island changed their fall entertainment programming from traditional Haunt or Halloweekends events to a fall festival to allow for better management of social distancing and limited park capacity requirements. Two additional parks, Carowinds and Kings Dominion, reopened on weekends in November and December to host abbreviated versions of their traditional WinterFest events. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals. Net revenues from these limited operations at Knott's Berry Farm were classified as out-of-park revenues. Attendance, in-park per capita spending and operating day statistics for 2020 exclude these limited operations at Knott's Berry Farm.

A summary of 2020 park opening and closing dates following the March 14, 2020 closure of our properties follows:

Property	2020 Status following March 14 (1)	2020 Opening Date following March 14	2020 Closing Date following March 14
Cedar Point	Opened	July 9, 2020	November 1, 2020
Knott's Berry Farm	Opened (2)	July 17, 2020	December 6, 2020
Canada's Wonderland	Did not reopen
Kings Island (3)	Opened	July 2, 2020	November 1, 2020
Carowinds	Opened	November 21, 2020	December 20, 2020
Kings Dominion	Opened	December 5, 2020	December 27, 2020
California's Great America	Did not reopen
Dorney Park (3)	Opened	July 8, 2020	September 7, 2020
Worlds of Fun (3)	Opened	June 22, 2020	September 7, 2020
Valleyfair	Did not reopen
Michigan's Adventure	Opened	July 16, 2020	September 7, 2020
Schlitterbahn Waterpark & Resort New Braunfels (3)	Opened	June 13, 2020	September 7, 2020
Schlitterbahn Waterpark Galveston (3)	Opened	June 13, 2020	September 7, 2020
(1)    Some of our out-of-park attractions were able to operate outside of the referenced dates, including hotel operations.
(2)    Unlike the other parks classified as "Opened", Knott's Berry Farm was unable to reopen amusement park operations. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals. These limited operations at Knott's Berry Farm were classified as out-of-park revenues. Attendance, in-park per capita spending and operating day statistics for 2020 exclude these limited operations at Knott's Berry Farm.
(3)    Park closed earlier than the park's typical operating calendar.

In order to ensure our season pass holders receive a full season of access to our parks, in April 2020, we extended the usage privileges of 2020 season passes through the 2021 season and paused collections of guest payments on installment purchase products. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we will resume collections of guest payments as each of these parks opens for the 2021 operating season. For those parks that we announced on August 4, 2020 would not reopen in 2020, we also provided our season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season.

Liquidity
Following the March 14, 2020 closure of our properties and in response to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants.

On April 27, 2020, we issued $1.0 billion of 5.500% senior secured notes due 2025 and amended the 2017 Credit Agreement to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. During the fourth quarter of 2020 and in response to the continuing effects of the COVID-19 pandemic, we issued an additional $300 million of 6.500% senior unsecured notes due 2028 and further amended the 2017 Credit Agreement to further suspend and revise certain of the financial covenants. The fourth quarter 2020 credit agreement amendment also extended the maturity of and adjusted the terms that apply to a portion of our senior secured revolving credit facility. See the Long-Term Debt footnote at Note 8 for further details.

Other steps taken in 2020 to secure additional liquidity included suspending quarterly partnership distributions and suspending a series of capital expenditures planned for the 2020 and 2021 operating seasons. Capital expenditures for 2020 totaled $129.1 million, reflecting a reduction of approximately $60 million from our initial budget. We also reduced operating expenses and cash outflows while all of our operations were idled by temporarily eliminating nearly all of our seasonal and part-time labor costs, suspending advertising and marketing expenses, reducing general and administrative and other park-level operating expenses, reducing the base salaries of our CEO and other executives, deferring base salaries for all other salaried employees, reducing hours for full-time hourly employees, and suspending cash retainer fees for the Board of Directors.

Following the opening of partial operations at eight of our properties, we resumed paying full base salaries to our CEO, other executives and all other salaried employees. We also increased scheduled hours for full-time hourly employees to 40 hours per week, and resumed cash retainer fees to our Board of Directors. For those parks operating, we incurred seasonal and part-time labor expenses, park-level operating expenses and advertising expenses to correspond with lower than typical attendance levels and abbreviated park operating calendars.

Governmental Economic Assistance
During 2020, we benefited from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. We expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in refunds of a portion of federal income taxes paid during the carryback period of approximately $55.4 million as of December 31, 2020. Second, as of December 31, 2020, the annual effective tax rate included a net benefit of $18.1 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $34.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $34.2 million benefit was decreased by $16.1 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022, and $3.7 million in tax benefits from the Employee Retention Credit program.

We also received $5.0 million from the Canada Emergency Wage Subsidy ("CEWS"), which provides cash payments to Canadian employers that experienced a decline in revenues related to the COVID-19 pandemic.

Impairment
Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020 resulting in $106.7 million of impairment charges recorded, primarily related to the recently acquired Schlitterbahn parks.

Management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

2021 Outlook
As we continue to actively work with state and local officials, we have established May 2021 opening dates for our seasonal parks. Knott's Berry Farm, our only year-round park, has announced a new culinary festival beginning in March 2021. The culinary festivals at Knott's Berry Farm are expected to continue until state and local officials lift restrictions to allow us to resume normal amusement park operations. Prior to reopening, pre-opening expenses will be minimized. With broad vaccination distribution efforts in process and anticipated pent-up demand for outdoor entertainment, management is focused on maximizing the seasonally weighted second half of 2021. A substantial portion of our revenues are typically generated during the peak vacation months of July and August allowing for broader vaccine distribution and a potential reduction of COVID-19 restrictions before these key months. In addition, as of December 31, 2020, we have a sizeable base of approximately 1.8 million season passes outstanding and valid for the 2021 operating season following the extension of usage privileges for 2020 season passes through the 2021 operating season. Despite these positive indicators, we do not anticipate 2021 to be a normal operating year operationally or financially, and it is uncertain how long it may take us to achieve full operational potential. Our future operations are dependent on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. See Risk Factors at Item 1A. In January 2021, Knott's Berry Farm announced a day for day extension into calendar year 2022 for 2020 and 2021 season passes for every day the park is closed in 2021. No other parks have announced similar plans.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and operating results or involve a higher degree of judgment and complexity (see Note 3 for a complete discussion of our significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates and assumptions.

Impairment of Long-Lived Assets
The carrying values of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the asset. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include the replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the asset. The market approach estimates fair value by utilizing market data for similar assets. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

The determination of undiscounted cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists and whether the effects could materially impact the consolidated financial statements.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment as of March 29, 2020 and September 27, 2020 (see Note 6). Management made significant estimates in performing these impairment tests, including the anticipated time frame to re-open our parks following the COVID-19 pandemic and the related anticipated demand upon re-opening our parks following the COVID-19 pandemic. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted.

Accounting for Business Combinations
Business combinations are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management. If future operating results do not meet expectations or anticipated synergies are not realized, the Schlitterbahn reporting unit may become further impaired.

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

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and other indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020 (see Note 7). Management made significant estimates in performing these impairment tests, including the anticipated time frame to re-open our parks following the COVID-19 pandemic and the related anticipated demand upon re-opening our parks following the COVID-19 pandemic. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted. In conjunction with our annual measurement date, we completed the review of goodwill and other indefinite-lived intangibles as of the first days of the fourth quarter of 2020 and 2019 and determined goodwill and other indefinite-lived intangibles were not further impaired as of these testing dates.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our own claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. The ultimate cost for identified claims can be difficult to predict due to the unique facts and circumstances associated with each claim.

Revenue Recognition
As disclosed within the consolidated statements of operations and comprehensive (loss) income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends.

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders receive a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred into 2021. In order to calculate revenue recognized in 2020 on 2020 season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products for the 2021 operating season. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total (benefit) provision for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total (benefit) provision for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

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

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, carryforward periods of state net operating losses, and management's long-term estimates of domestic and foreign source income.

There is inherent uncertainty in the estimates used to project the amount of foreign tax credit and state net operating loss carryforwards that are more likely than not to be realized. It is possible that our future income projections, as well as the economic outlook and related conclusions regarding valuation allowances could change, which may result in additional valuation allowance being recorded or may result in additional valuation allowance reductions, and which may have a material negative or positive effect on our reported financial position and results of operations in future periods.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Third Amended 2017 Credit Agreement and prior agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net (loss) income for the periods indicated:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net (loss) income	$(590,243)	$172,365	$126,653
Interest expense	150,669	100,364	85,687
Interest income	(460)	(2,033)	(1,515)
(Benefit) provision for taxes	(137,915)	42,789	34,743
Depreciation and amortization	157,549	170,456	155,529
EBITDA	(420,400)	483,941	401,097
Loss on early debt extinguishment	2,262	—	1,073
Net effect of swaps	15,849	16,532	7,442
Non-cash foreign currency (gain) loss	(12,011)	(21,061)	36,294
Non-cash equity compensation expense	(209)	12,434	11,243
Loss on impairment/retirement of fixed assets, net	8,135	4,931	10,178
Loss on impairment of goodwill and other intangibles	103,999	—	—
Gain on sale of investment	(11)	(617)	(112)
Acquisition-related costs	16	7,162	—
Other (1)	359	1,351	558
Adjusted EBITDA	$(302,011)	$504,673	$467,773

(1)    Consists of certain costs as defined in our Third Amended 2017 Credit Agreement and prior credit agreements. These items are excluded in the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

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

Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 5).

2020 vs. 2019

The results for the year ended December 31, 2020 were not directly comparable with the results for the year ended December 31, 2019 due to park closures and operating calendar changes associated with the COVID-19 pandemic (the "COVID-19 disruption"). On March 14, 2020, we closed our properties in response to the spread of COVID-19. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Beginning in the second quarter of 2020, we resumed partial operations at eight properties on a staggered basis with opening dates starting in mid-June and continuing through mid-July. We also reopened operations at some of our out-of-park attractions at this time, such as hotel operations. Attendance upon reopening was impacted by the ongoing effects of the pandemic and was below original expectations. Due to these soft demand trends upon reopening, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier than the park's typical operating calendar. Two parks, Cedar Point and Kings Island, remained open after Labor Day. Two additional parks, Carowinds and Kings Dominion, reopened on weekends in November and December to host abbreviated versions of their traditional WinterFest events. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals. Net revenues from these limited operations at Knott's Berry Farm were classified as out-of-park revenues. Attendance, in-park per capita spending and operating day statistics for 2020 exclude these limited operations at Knott's Berry Farm.

As a result of the COVID-19 disruption, the current year included 487 operating days compared with 2,224 operating days for the year ended December 31, 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2020 and December 31, 2019:

			Increase (Decrease)
	December 31, 2020	December 31, 2019	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$181,555	$1,474,925	$(1,293,370)	(87.7)%
Operating costs and expenses	483,891	990,716	(506,825)	(51.2)%
Depreciation and amortization	157,549	170,456	(12,907)	(7.6)%
Loss on impairment/retirement of fixed assets, net	8,135	4,931	3,204	N/M
Loss on impairment of goodwill and other intangibles	103,999	—	103,999	N/M
Gain on sale of investment	(11)	(617)	606	N/M
Operating (loss) income	$(572,008)	$309,439	$(881,447)	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(302,011)	$504,673	$(806,684)	N/M
Attendance	2,595	27,938	(25,343)	(90.7)%
In-park per capita spending	$46.38	$48.32	$(1.94)	(4.0)%
Out-of-park revenues	$67,375	$168,708	$(101,333)	(60.1)%

(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net (loss) income, see page 20.

Consolidated net revenues totaled $181.6 million for the year ended December 31, 2020, decreasing $1.3 billion, from $1.5 billion for 2019. This reflected the impact of a 25.3 million-visit decrease in attendance, a $1.94 decrease in in-park per capita spending, and a $101.3 million decrease in out-of-park revenues, all of which were heavily impacted by the COVID-19 disruption. The decrease in attendance was due to the aforementioned park closures and operating calendar changes, as well as soft initial demand upon re-opening our parks. However, demand steadily increased from 20-25% of comparable prior-year attendance levels upon initially reopening up to 55% of comparable prior-year attendance levels in September 2020. The decrease in in-park per capita spending was the result of less guest spending on extra-charge products, specifically front-of-line products, and admission attributable to a higher season pass mix. In-park per capita spending on food, merchandise and games increased compared with the prior year. The decrease in out-of-park revenues was primarily attributable to a decline in accommodations revenue related to a decrease in occupancy due to the COVID-19 disruption, as well as a decrease in online transaction fee revenue due to a decline in online sales volume. Net revenues were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for 2020 decreased 51.2%, or $506.8 million, to $483.9 million from $990.7 million for 2019. The decrease was the result of a $98.3 million decrease in cost of food, merchandise and games revenues ("COGS"), a $294.4 million decrease in operating expenses, and a $114.1 million decrease in selling, general, and administrative expenses ("SG&A"). The decrease in COGS was due to the decline in sales volume from the COVID-19 disruption and soft initial demand at our open parks. The $294.4 million decrease in operating expenses was attributable to $167.5 million of seasonal labor savings, as well as reductions in operating supplies, maintenance supplies, utilities, entertainment-related fees and insurance attributable to closed properties, abbreviated operating calendars and fewer offerings at our parks. In addition, full-time wages decreased due to a decline in anticipated payout of bonus plans. The $114.1 million decrease in SG&A expense was attributable to $57.5 million of advertising expense savings, as well as a reduction in transaction fee expense due to a decline in online sales volume, a decline in the anticipated payout of outstanding equity-based compensation and bonus plans, and prior period acquisition-related costs. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for 2020 decreased $12.9 million compared with 2019 primarily due to the prior period change in estimated useful life of a long-lived asset at Kings Dominion. The loss on impairment / retirement of fixed assets for 2020 was $8.1 million compared with $4.9 million for 2019. The current year included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 6), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020, and an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020 (see Note 7). During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating loss for 2020 totaled $572.0 million compared with operating income of $309.4 million for 2019.

Interest expense for 2020 increased $50.3 million due to interest incurred on the 2025 senior notes issued in April 2020 and on the 2029 senior notes issued in late June 2019. The net effect of our swaps resulted in a $15.8 million charge to earnings for 2020 compared with a $16.5 million charge to earnings for 2019. The difference was attributable to the change in fair market value of our swap portfolio. We recognized a $2.3 million loss on early debt extinguishment related to our 2020 refinancing events (see Note 8). During 2020, we also recognized a $12.2 million net benefit to earnings for foreign currency gains and losses compared with a $21.1 million net benefit to earnings for 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2020, a benefit for taxes of $137.9 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes recorded for 2019 of $42.8 million. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $55.4 million. Second, as of December 31, 2020, the annual effective tax rate included a net benefit of $18.1 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $34.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $34.2 million benefit was decreased by $16.1 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for 2020 totaled $590.2 million, or $10.45 per diluted limited partner unit, compared with net income of $172.4 million, or $3.03 per diluted unit, for 2019.

For 2020, Adjusted EBITDA loss totaled $302.0 million compared with a $504.7 million Adjusted EBITDA for 2019. The variance in Adjusted EBITDA was due to decreased net revenues offset somewhat by expense savings attributable to the COVID-19 disruption.

2019 vs. 2018

The results for the year ended December 31, 2019 were not directly comparable with the results for the year ended December 31, 2018. The year ended December 31, 2019 included results from the operations of the Schlitterbahn parks from the July 1, 2019 acquisition date. Since many differences in our operating results related to the acquisition, we also included a discussion of operating results excluding the results of the Schlitterbahn parks (or on a "same-park" basis).
The year ended December 31, 2019 included 2,224 operating days compared with 2,061 operating days for the year ended December 31, 2018. On a same-park basis, the year ended December 31, 2019 included 2,079 operating days. The increase in same-park operating days from the year ended December 31, 2018 was largely due to the inaugural Canada's Wonderland WinterFest event, a holiday event operating during November and December, in 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2019 and December 31, 2018:

			Increase (Decrease)
	December 31, 2019	December 31, 2018	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,474,925	$1,348,530	$126,395	9.4%
Operating costs and expenses	990,716	892,416	98,300	11.0%
Depreciation and amortization	170,456	155,529	14,927	9.6%
Loss on impairment/retirement of fixed assets, net	4,931	10,178	(5,247)	N/M
Gain on sale of investment	(617)	(112)	(505)	N/M
Operating income	$309,439	$290,519	$18,920	6.5%
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$504,673	$467,773	$36,900	7.9%
Adjusted EBITDA margin (2)	34.2%	34.7%	—	(0.5)%
Attendance	27,938	25,912	2,026	7.8%
In-park per capita spending	$48.32	$47.69	$0.63	1.3%
Out-of-park revenue	$168,708	$152,216	$16,492	10.8%

(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net (loss) income, see page 20.
(2)    Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP or a substitute for measures computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

Consolidated net revenues totaled $1,474.9 million for the year ended December 31, 2019, increasing $126.4 million, from $1,348.5 million for 2018. This reflected the impact of a 2.0 million visit increase in attendance and a $0.63 increase in in-park per capita spending. Out-of-park revenues increased $16.5 million compared with 2018. The increase in net revenues was net of a $10.4 million unfavorable impact of foreign currency exchange related to our Canadian park.

Operating costs and expenses for the year ended December 31, 2019 increased 11.0%, or $98.3 million, to $990.7 million from $892.4 million for 2018. The increase was the result of an $11.5 million increase in COGS, a $57.9 million increase in operating expenses, and a $28.9 million increase in SG&A expense. The increase in operating costs and expenses was net of a $5.1 million favorable impact of foreign currency exchange related to our Canadian park. Depreciation and amortization expense for 2019 increased $14.9 million compared with 2018.

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

Interest expense for 2019 increased $14.7 million due to interest incurred on the 2029 senior notes issued in late June 2019 and incremental revolving credit facility borrowings during 2019. We recognized a $1.1 million loss on early debt extinguishment during the first quarter of 2018 in connection with amending our 2017 Credit Agreement. The net effect of our swaps resulted in a $16.5 million charge to earnings for 2019 compared with a $7.4 million charge to earnings for 2018. The difference reflected changes in fair market value movements in our swap portfolio offset by 2018 amortization of amounts in other comprehensive income for our de-designated swaps. We also recognized a $21.1 million net benefit to earnings for foreign currency gains and losses in 2019 compared with a $36.3 million net charge to earnings for 2018. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2019, a provision for taxes of $42.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes. This compared with a provision for taxes recorded for 2018 of $34.7 million. The increase in provision for taxes was attributable to a $9.9 million tax benefit in 2018 for the implementation of the Tax Cuts and Jobs Act. Cash taxes paid in 2019 were $40.8 million compared to $42.2 million in 2018.

After the items above, net income for 2019 totaled $172.4 million, or $3.03 per diluted limited partner unit, compared with net income of $126.7 million, or $2.23 per diluted unit, for 2018.

As stated previously, the results for 2019 included the results of the Schlitterbahn parks from the July 1, 2019 acquisition date. Comparing 2019 and 2018 on a same-park basis, net revenues increased by $83.8 million, or 6%, to $1,432.4 million. The increase reflected the impact of a 1.3 million-visit increase in attendance to 27.2 million visits and a $0.44 increase in in-park per capita spending to $48.13 on a same-park basis. The increase in attendance, particularly season pass visitation, was driven by strong season pass sales, favorable third quarter weather conditions and the introduction of new immersive events, including the inaugural WinterFest at Canada's Wonderland. The increase in in-park per capita spending was attributable to higher guest spending in food and beverage driven by the continued investment in our food and beverage offerings and in extra-charge products, particularly front-of-line products, driven by higher attendance levels. Out-of-park revenues increased $11.5 million to $163.7 million on a same-park basis largely due to an increase in online transaction fees charged to customers and the acquisition of the Sawmill Creek Resort at Cedar Point. Amounts remitted to outside parties under concessionaire arrangements increased $2.8 million to $42.2 million on a same-park basis, reflecting higher attendance and food and beverage demand.

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

(3)    Adjusted EBITDA for 2019 excluding the Schlitterbahn parks' results was calculated as net income of $160.4 million plus interest expense of $100.4 million, interest income of $2.0 million, provision for taxes of $42.8 million, depreciation and amortization expense of $167.8 million, net effect of swaps charge of $16.5 million, non-cash foreign currency gain of $21.1 million, non-cash equity compensation expense of $12.4 million, loss on impairment / retirement of fixed assets of $4.7 million, and acquisition-related costs of $7.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity typically include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we typically fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are typically reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity typically include operating expenses, partnership distributions, capital expenditures, interest payments and income tax obligations.

Due to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants including the issuance of $1.3 billion of senior notes, amendment of our term debt and revolving credit agreement, reducing operating expenses, including labor costs, suspending capital expenditures, and suspending quarterly partnership distributions. Due to limited open operations during 2020, our 2020 liquidity needs were funded from cash on hand from the recently issued senior notes. As of December 31, 2020, we had cash on hand of $376.7 million and $359.1 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the first quarter of 2022 assuming partial operations in 2021.

In the long term, and as restrictions to mitigate the spread of COVID-19 are lifted and our properties are able to resume full operations, management is focused on pursuing business process efficiencies and cost savings opportunities identified as a result of the COVID-19 pandemic, optimizing the Company's organizational structure with an aim for margin expansion, and reducing the Company's leverage. Also, in the long term, management anticipates returning to historic annual capital expenditure investments of 9-10% of revenues. We have no material, long-term commitments for new rides and attractions. Management is also committed to reinstituting quarterly partnership distributions when it is appropriate to do so and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants.

In the short term, and as we prepare our properties for the 2021 operating season, we expect to invest $30-35 million in capital expenditures, specifically for essential compliance and infrastructure requirements, as well as the completion of select unfinished projects from 2020. Many new rides and attractions planned for the 2020 operating season have yet to be introduced to our guests. We may invest in additional capital expenditures over the 2021 operating season as conditions permit. Due to the issuance of $1.3 billion of senior notes in 2020, we anticipate an increase in cash interest payments of $45 million in 2021 to approximately $175 million in annual cash interest. We are expecting to receive $55.4 million in tax refunds attributable to the net operating loss in 2020 being carried back to prior years in the United States and an additional $11.9 million in tax refunds attributable to net operating losses being carried back to prior years in Canada. We anticipate receiving these tax refunds in the fourth quarter of 2021. Also, in 2021, we anticipate cash payments for income taxes to range from $5 million to $10 million, exclusive of these tax refunds. We anticipate funding our 2021 liquidity needs from cash on hand and cash from operating activities.

As of the date of this Form 10-K, we anticipate that we will spend $40-50 million per month during the first quarter of 2021 as we prepare our parks for opening in the second quarter of 2021. Our estimate includes projected operating expenses, capital expenditures, income tax obligations, and interest payments. We have made significant estimates and assumptions to estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long term. Actual results could materially differ from these estimates. We have not provided a longer period estimate due to the volatility of the current operating environment.

Operating Activities
Net cash for operating activities in 2020 totaled $416.5 million compared with net cash from operating activities of $403.0 million in 2019. The variance was attributable to lower earnings as a result of the COVID-19 disruption. Net cash from operating activities in 2019 increased $52.3 million compared with 2018. The increase was driven primarily by higher season-long product sales for the subsequent operating season, an increase in accrued income taxes due to an increase in income before taxes and the timing of payments, and an increase in accrued interest due to the 2029 senior notes issued in 2019.

Cash interest payments totaled $130.4 million in 2020 compared with $85.6 million in 2019. The increase in cash interest payments from 2019 was attributable to the 2025 senior notes and 2028 senior notes issuances during 2020 offset by less outstanding term debt in 2020 following a $463.3 million prepayment in the second quarter of 2020. Cash payments for income taxes totaled $1.8 million in 2020 compared with $40.8 million in 2019. The decrease in cash payments for income taxes from 2019 was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the CARES Act.

Investing Activities
Net cash for investing activities in 2020 totaled $120.8 million, a decrease of $479.4 million compared with 2019. The decrease from 2019 was attributable to multiple causes. First, in 2020 and due to the effects of the COVID-19 pandemic, we reduced our capital spending by approximately $60 million from our initial capital expenditures budget to maintain flexibility and retain liquidity. Second, in 2019, net cash for investing activities included the acquisitions of the Schlitterbahn parks and Sawmill Creek Resort which totaled $270.2 million and the purchase of the land at California's Great America from the City of Santa Clara for $150.3 million. Net cash for investing activities in 2019 increased $410.5 million compared with 2018. The increase from 2018 was attributable to the acquisitions of the Schlitterbahn parks and Sawmill Creek Resort and the purchase of the land at California's Great America in 2019.

Financing Activities
Net cash from financing activities in 2020 totaled $730.9 million, an increase of $460.4 million compared with 2019. The increase from 2019 was primarily attributable to the net cash proceeds from the April 2020 financing events and the issuance of the 2028 senior notes in the fourth quarter of 2020 compared with the 2029 senior notes issuance in 2019. The increase from 2019 was somewhat offset by the suspension of quarterly partnership distributions following the first quarter 2020 partnership distribution. Net cash from financing activities in 2019 increased $487.0 million compared with net cash for financing activities in 2018. The increase from 2018 was primarily due to the net cash proceeds from the 2029 senior notes issuance in 2019.

Contractual Obligations
As of December 31, 2020, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Third Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 bps, under amendments we entered into on March 14, 2018. The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of December 31, 2020.

•$1.0 billion of 5.500% senior secured notes, maturing in May 2025, issued at par. The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. Prior to May 1, 2022, up to 35% of the 2025 senior notes may be redeemed with net cash proceeds of certain equity offerings at a price equal to 105.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2025 senior notes may be redeemed, in whole or in part, at any time prior to May 1, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2025 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2025 senior notes pay interest semi-annually in May and November.

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

•$300 million of 6.500% senior unsecured notes, maturing in October 2028, issued at par. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2028 senior notes pay interest semi-annually in April and October, beginning April 1, 2021.

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

•No borrowings under the $375 million senior secured revolving credit facility under our Third Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The remaining $75 million of the revolving credit facility bears interest at LIBOR plus 300 bps or CDOR plus 200 bps and requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. The $300 million revolving credit facility is scheduled to mature in December 2023 and the $75 million revolving credit facility is scheduled to mature in April 2022. The Third Amended 2017 Credit Agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.9 million as of December 31, 2020 and $15.4 million as of December 31, 2019, we had available borrowings under our revolving credit facility of $359.1 million as of December 31, 2020 and $259.6 million as of December 31, 2019. Our letters of credit are primarily in place to backstop insurance arrangements. The maximum outstanding balance under our revolving credit facility was $140.0 million during the year ended December 31, 2020 and $150.0 million during the year ended December 31, 2019.

As of December 31, 2020 and December 31, 2019, we had four interest rate swap agreements that matured on December 31, 2020 and converted $500 million of variable-rate debt to a fixed rate of 4.39%. We have four additional interest rate swap agreements that convert the same notional amount of variable-rate debt to a fixed rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of December 31, 2020, the fair market value of our swap portfolio was a liability of $39.1 million compared with a liability of $23.2 million as of December 31, 2019. As of December 31, 2020, the total fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet. As of December 31, 2019, $5.1 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities", and $18.1 million was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheet.

The Third Amended 2017 Credit Agreement includes (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"), (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022), (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of December 31, 2020, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of December 31, 2020.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes

As discussed within the Long-Term Debt footnote at Note 8, we have issued five tranches of fixed rate senior notes: the 2024, 2025, 2027, 2028 and 2029 senior notes (“senior notes”). The 2024, 2027 and 2029 senior notes (the “registered senior notes”) have been registered under the Securities Act of 1933. The 2025 and 2028 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than the co-issuers). There are no non-guarantor subsidiaries. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of December 31, 2020
Current Assets	$421	$33,985	$44,465	$464,779	$1,033,489
Non-Current Assets	(31,953)	994,682	528,281	2,311,502	1,833,932
Current Liabilities	488,799	573,244	18,235	200,107	42,224
Non-Current Liabilities	146,106	44,778	461,903	2,370,939	93,430
Balance as of December 31, 2019
Current Assets	$182	$2,568	$104,993	$198,816	$1,039,345
Non-Current Assets	641,742	1,381,226	551,471	2,344,117	2,071,112
Current Liabilities	651,890	454,376	22,974	183,101	63,520
Non-Current Liabilities	—	144,468	463,527	1,583,782	99,504

Summarized Statement of Operations (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Year Ended December 31, 2020
Net revenues	$—	$102	$440	$510,077	$152,257
Operating (loss) income	(199,250)	(323,293)	(37,655)	109,688	(121,498)
Net loss	(590,243)	(361,061)	(54,046)	—	(149,903)

Year Ended December 31, 2019
Net revenues	$96,986	$369,633	$149,792	$1,092,584	$398,922
Operating income (loss)	93,795	(67,845)	54,294	68,923	160,272
Net income	172,365	119,541	72,209	—	169,281

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Non-Current Assets - $2,201.8 million as of December 31, 2020 and $2,141.8 million as of December 31, 2019; and Net revenues - $130.3 million as of December 31, 2020 and $121.1 million as of December 31, 2019. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

We manage interest rate risk using a combination of fixed-rate long-term debt, interest rate swaps that fix our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. Translation exposures with regard to our Canadian operations are not hedged.

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting or were de-designated are reported as "Net effect of swaps" in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2020, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming an average balance on our revolving credit borrowings of approximately $14.6 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.9 million decrease in operating loss for the year ended December 31, 2020.

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

CEDAR FAIR, L.P.
FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of
Cedar Fair, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P. and subsidiaries (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Schlitterbahn Goodwill Valuation - Refer to Notes 3, 4 and 7 to the consolidated financial statements
Critical Audit Matter Description
The Partnership’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Partnership determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to long-term growth rates and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable guideline public companies and the valuation multiples to determine the fair value. The goodwill balance was $267 million as of December 31, 2020, of which $93 million was allocated to the Schlitterbahn Waterparks & Resort Reporting Unit (“Schlitterbahn”). During the current year two triggering events were identified and the fair value of the Schlitterbahn reporting unit did not exceed its carrying value resulting in impairment charges of $74 million and $11 million for the quarters ended March 29, 2020 and September 27, 2020, respectively. The fair value of the Schlitterbahn reporting unit equaled its carrying value as of the measurement date of September 28, 2020 and at December 31, 2020 there was no triggering event, therefore, no additional impairment was recognized.

Given the significant estimates and assumptions management makes to estimate the fair value of Schlitterbahn and the sensitivity of Schlitterbahn’s operations to changes in demand, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the selection of the long-term growth rate and discount rate for the Schlitterbahn reporting unit and the selection of comparable guideline public companies and the valuation multiples. Those procedures included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Schlitterbahn, such as controls related to management’s selection of the discount rate, long-term growth rate, comparable guideline public companies and valuation multiples.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) internal communications to management and the Board of Directors and (2) information included in the Partnership’s press releases as well as in analyst and industry reports for the Partnership and companies in its peer group.
•We considered the impact of changes in the regulatory and operating environment on management’s assumptions.
•With the assistance of our fair value specialists, we evaluated the long-term growth rate and discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the long-term growth and discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the selected guideline public companies and valuation multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable guideline public companies.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 19, 2021

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$376,736	$182,252
Receivables	34,445	63,106
Inventories	47,479	32,902
Current income tax receivable	69,104	—
Other current assets	26,747	15,921
	554,511	294,181
Property and Equipment:
Land	442,708	441,038
Land improvements	467,176	460,534
Buildings	849,404	816,780
Rides and equipment	1,962,324	1,907,544
Construction in progress	75,507	70,731
	3,797,119	3,696,627
Less accumulated depreciation	(1,995,138)	(1,855,019)
	1,801,981	1,841,608
Goodwill	266,961	359,654
Other Intangibles, net	50,288	59,899
Right-of-Use Asset	13,527	14,324
Other Assets	6,144	11,479
	$2,693,412	$2,581,145
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7,500
Accounts payable	14,272	29,344
Deferred revenue	183,354	151,377
Accrued interest	33,718	21,442
Accrued taxes	10,775	39,237
Accrued salaries, wages and benefits	24,975	29,549
Self-insurance reserves	22,322	24,665
Other accrued liabilities	10,565	21,024
	299,981	324,138
Deferred Tax Liability	39,595	82,046
Derivative Liability	39,086	18,108
Lease Liability	10,483	10,600
Other Liabilities	16,460	10,336
Long-Term Debt:
Term debt	255,025	714,150
Notes	2,699,219	1,431,733
	2,954,244	2,145,883
Partners’ Deficit:
Special L.P. interests	5,290	5,290
General partner	(7)	(1)
Limited partners, 56,706 and 56,666 units outstanding as of December 31, 2020 and December 31, 2019, respectively	(674,319)	(25,001)
Accumulated other comprehensive income	2,599	9,746
	(666,437)	(9,966)
	$2,693,412	$2,581,145
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2020	2019	2018
Net revenues:
Admissions	$67,852	$795,271	$737,676
Food, merchandise and games	76,921	473,499	433,315
Accommodations, extra-charge products and other	36,782	206,155	177,539
	181,555	1,474,925	1,348,530
Costs and expenses:
Cost of food, merchandise and games revenues	27,991	126,264	114,733
Operating expenses	347,782	642,200	584,350
Selling, general and administrative	108,118	222,252	193,333
Depreciation and amortization	157,549	170,456	155,529
Loss on impairment / retirement of fixed assets, net	8,135	4,931	10,178
Loss on impairment of goodwill and other intangibles	103,999	—	—
Gain on sale of investment	(11)	(617)	(112)
	753,563	1,165,486	1,058,011
Operating (loss) income	(572,008)	309,439	290,519
Interest expense	150,669	100,364	85,687
Net effect of swaps	15,849	16,532	7,442
Loss on early debt extinguishment	2,262	—	1,073
(Gain) loss on foreign currency	(12,183)	(21,107)	36,254
Other income	(447)	(1,504)	(1,333)
(Loss) income before taxes	(728,158)	215,154	161,396
(Benefit) provision for taxes	(137,915)	42,789	34,743
Net (loss) income	(590,243)	172,365	126,653
Net (loss) income allocated to general partner	(6)	2	1
Net (loss) income allocated to limited partners	$(590,237)	$172,363	$126,652

Net (loss) income	$(590,243)	$172,365	$126,653
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(7,147)	(11,536)	17,240
Cash flow hedging derivative activity	—	—	8,366
Other comprehensive (loss) income, (net of tax)	(7,147)	(11,536)	25,606
Total comprehensive (loss) income	$(597,390)	$160,829	$152,259
Basic (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,476	56,349	56,212
Net (loss) income per limited partner unit	$(10.45)	$3.06	$2.25
Diluted (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,476	56,921	56,860
Net (loss) income per limited partner unit	$(10.45)	$3.03	$2.23
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity (Deficit)
Balance as of December 31, 2017	56,359	$81,589	$—	$5,290	$(3,933)	$82,946
Net income	—	126,652	1	—	—	126,653
Partnership distribution declared ($3.595 per unit)	—	(203,197)	(2)	—	—	(203,199)
Issuance of limited partnership units related to compensation	205	2,940	—	—	—	2,940
Tax effect of units involved in treasury unit transactions	—	(2,530)	—	—	—	(2,530)
Foreign currency translation adjustment, net of tax $3,862	—	—	—	—	17,240	17,240
Cash flow hedging derivative activity, net of tax $(1,094)	—	—	—	—	8,366	8,366
Reclassification of stranded tax effect	—	391	—	—	(391)	—
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net income	—	172,363	2	—	—	172,365
Partnership distribution declared ($3.710 per unit)	—	(210,009)	(2)	—	—	(210,011)
Issuance of limited partnership units related to compensation	102	8,183	—	—	—	8,183
Tax effect of units involved in treasury unit transactions	—	(1,383)	—	—	—	(1,383)
Foreign currency translation adjustment, net of tax $(2,161)	—	—	—	—	(11,536)	(11,536)
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(590,237)	(6)	—	—	(590,243)
Partnership distribution declared ($0.935 per unit)	—	(53,020)	—	—	—	(53,020)
Issuance of limited partnership units related to compensation	40	(4,721)	—	—	—	(4,721)
Tax effect of units involved in treasury unit transactions	—	(1,490)	—	—	—	(1,490)
Foreign currency translation adjustment, net of tax $(546)	—	—	—	—	(7,147)	(7,147)
Other	—	150	—	—	—	150
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS (FOR) FROM OPERATING ACTIVITIES
Net (loss) income	$(590,243)	$172,365	$126,653
Adjustments to reconcile net (loss) income to net cash (for) from operating activities:
Depreciation and amortization	157,549	170,456	155,529
Loss on early debt extinguishment	2,262	—	1,073
Loss on impairment of goodwill and other intangibles	103,999	—	—
Non-cash foreign currency (gain) loss on debt	(9,344)	(22,307)	37,724
Non-cash equity-based compensation expense	(209)	11,910	11,243
Non-cash deferred income tax (benefit) expense	(41,933)	(4,106)	11,259
Other non-cash expenses	30,396	24,460	16,146
Change in operating assets and liabilities:
(Increase) decrease in receivables	28,729	(8,166)	(13,975)
(Increase) decrease in inventories	(14,499)	(211)	(1,203)
(Increase) decrease in tax receivable	(97,488)	8,547	(13,842)
(Increase) decrease in other assets	(12,180)	(5,221)	148
Increase (decrease) in accounts payable	(9,917)	(1,107)	549
Increase (decrease) in deferred revenue	31,160	36,920	21,564
Increase (decrease) in accrued interest	12,235	13,414	(25)
Increase (decrease) in accrued salaries, wages and benefits	(4,609)	10,674	149
Increase (decrease) in other liabilities	(2,445)	(4,587)	(2,252)
Net cash (for) from operating activities	(416,537)	403,041	350,740
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(129,087)	(330,662)	(189,816)
Acquisitions, net of cash acquired	—	(270,171)	—
Proceeds from sale of other assets	8,266	617	112
Net cash for investing activities	(120,821)	(600,216)	(189,704)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Note borrowings	1,300,000	500,000	—
Term debt payments	(465,125)	(5,625)	—
Distributions paid to partners	(53,020)	(210,011)	(203,199)
Payment of debt issuance costs and original issue discount	(46,849)	(8,262)	(2,543)
Payments related to tax withholding for equity compensation	(4,624)	(4,250)	(8,428)
Other	468	(1,383)	(2,405)
Net cash from (for) financing activities	730,850	270,469	(216,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	992	3,609	(5,357)
Net increase (decrease) for the year	194,484	76,903	(60,896)
Balance, beginning of year	182,252	105,349	166,245
Balance, end of year	$376,736	$182,252	$105,349

SUPPLEMENTAL INFORMATION
Cash payments for interest	$130,444	$85,596	$84,947
Interest capitalized	2,653	3,001	2,864
Cash payments for income taxes, net of refunds	1,792	40,793	42,159
Capital expenditures in accounts payable	3,286	9,073	5,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Impact of COVID-19 Pandemic:

The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020. Most significantly, we closed our properties for several months beginning on March 14, 2020. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day.

Following the March 14, 2020 closure of our properties, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants, including the issuance of $1.3 billion of senior notes and amendment of our term debt and revolving credit agreement. See the Long-Term Debt footnote at Note 8.

In order to ensure our season pass holders receive a full season of access to our parks, in April 2020, we extended the usage privileges of 2020 season passes through the 2021 season and paused collections of guest payments on installment purchase products. See the Revenue Recognition footnote at Note 5.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020 resulting in $106.7 million of impairment charges recorded, primarily related to the recently acquired Schlitterbahn parks. See the Long-Lived Assets footnote at Note 6 and the Goodwill and Other Intangible Assets footnote at Note 7 for further detail.

Lastly, during 2020, we benefited from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). See the Income and Partnership Taxes footnote at Note 12 for further detail.

Management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Our future operations are dependent on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

(2) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2020, there were 56,706,338 outstanding limited partnership units listed on The New York Stock Exchange, net of 355,645 units held in treasury. As of December 31, 2019, there were 56,666,418 outstanding limited partnership units listed, net of 395,565 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. Following the closure of our parks in March 2020 in response to COVID-19 health recommendations, the Board of Directors suspended quarterly partnership distributions to maintain flexibility and additional liquidity. The Board of Directors is committed to reinstitute quarterly partnership distributions in accordance with the Partnership Agreement when it is appropriate to do so, and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants. Prior to the suspension of quarterly partnership distributions, the General Partner paid $0.935 per limited partner unit in partnership distributions, or approximately $53.0 million in aggregate, in the first quarter of 2020.

(3) Summary of Significant Accounting Policies:
We use the following policies in preparing of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned or the Partnership is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

Foreign Currency
The U.S. dollar is our reporting currency and the functional currency for most of our operations. The financial statements of our Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive (loss) income in partners' (deficit) equity. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in (loss) income. Foreign currency (gains) losses for the periods presented were as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated debt held in Canada	$(9,344)	$(22,307)	$37,724
(Gain) loss on other transactions	(2,839)	1,200	(1,470)
(Gain) loss on foreign currency	$(12,183)	$(21,107)	$36,254

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

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, or an exit price. Inputs to valuation techniques used to measure fair value may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, a hierarchical disclosure framework ranks the quality and reliability of information used to determine fair values. The three broad levels of inputs defined by the fair value hierarchy are as follows:
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $157.0 million in 2020, $169.8 million in 2019, and $154.9 million in 2018.

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	25 years	-	40 years
Rides	Approximately		20 years
Equipment	3 years	-	10 years

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets. The market approach estimates fair value by utilizing market data for similar assets. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

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

Goodwill
Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to reporting units and goodwill impairment tests are performed at the reporting unit level. We perform our annual goodwill impairment test as of the first day of the fourth quarter.

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

Other Intangible Assets
Our finite-lived intangible assets consist primarily of license and franchise agreements. These intangible assets are amortized on a straight-line basis over the life of the agreement, ranging from two to twenty years.

Our infinite-lived intangible assets consist of trade names. Our trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, we calculate the fair value of the trade name using a relief-from-royalty model. Principal assumptions under the relief-from-royalty model include royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflects current market conditions. We assess the indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances, and adjustments are made as necessary. As of December 31, 2020 and December 31, 2019, the accrued self-insurance reserves totaled $22.3 million and $24.7 million, respectively.

Derivative Financial Instruments
We are exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, we may enter into derivative transactions pursuant to our overall financial risk management program. We do not use derivative financial instruments for trading purposes. As of December 31, 2020, we had no derivatives designated as cash flow hedges. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps".

Leases
We have commitments under various operating leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is our incremental borrowing rate as the rate implicit in most of our leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, we do not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less and have elected to not separate lease components from non-lease components. The current portion of our lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheets.

Revenue Recognition and related receivables and contract liabilities
As disclosed within the consolidated statements of operations and comprehensive (loss) income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues typically are generated during an approximate 130- to 140-day operating season. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive (loss) income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are typically fixed. However, some sponsorship revenues are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current in the consolidated balance sheets.

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

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets. Advertising expense totaled $10.5 million in 2020, $67.9 million in 2019 and $65.5 million in 2018. Due to the effects of the COVID-19 pandemic, we suspended all advertising costs effective April 2020. For those parks which ultimately opened in 2020, we incurred limited incremental advertising expense for the remainder of 2020 to correspond with lower than typical attendance levels and abbreviated park operating calendars.

Equity-Based Compensation
We measure compensation cost for all equity-based awards at fair value on the date of grant. We recognize the compensation cost over the service period. We recognize forfeitures as they occur.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total (benefit) provision for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total (benefit) provision for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

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

Our corporate subsidiaries account for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the (benefit) provision for income taxes.

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net (loss) income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousands, except per unit amounts)	2020	2019	2018
Basic weighted average units outstanding	56,476	56,349	56,212
Effect of dilutive units:
Deferred units (Note 10)	—	50	48
Performance units (Note 10)	—	118	135
Restricted units (Note 10)	—	275	312
Unit options (Note 10)	—	129	153
Diluted weighted average units outstanding	56,476	56,921	56,860
Net (loss) income per unit - basic	$(10.45)	$3.06	$2.25
Net (loss) income per unit - diluted	$(10.45)	$3.03	$2.23

Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASC 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We adopted ASU 2016-13 as of January 1, 2020. The standard did not have an effect on the consolidated financial statements.

New Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing specific exceptions and clarifying and amending existing guidance under Topic 740, Income Taxes. ASU 2019-12 is effective for fiscal years after December 15, 2020 and interim periods within those years. Early adoption is permitted, including adoption in any interim period, but all amendments must be adopted in the same period. The allowable adoption methods differ under the various amendments. We adopted ASU 2019-12 as of January 1, 2021. The standard did not have an effect on the consolidated financial statements and related disclosures.

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

(4) Acquisitions:
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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $178.0 million, property and equipment of $58.1 million, an indefinite-lived trade name of $23.2 million, covenants not to complete of $0.2 million and a net working capital deficit of $3.3 million were recorded. We also assumed a lease commitment for the land on which Schlitterbahn Waterpark Galveston is located. This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million (see Note 13). All goodwill is expected to be deductible for income tax purposes.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested the long-lived assets, goodwill and indefinite-lived intangible assets of the Schlitterbahn parks for impairment as of March 29, 2020 and as of September 27, 2020. This resulted in impairment charges at the Schlitterbahn parks of $2.7 million for long-lived assets, $73.6 million for goodwill and $7.9 million for the Schlitterbahn trade name as of March 29, 2020, and $11.3 million for goodwill and $2.2 million for the Schlitterbahn trade name as of September 27, 2020 (see Note 6 and Note 7).

The results of the Schlitterbahn parks' operations from the date of acquisition, including $10.9 million and $42.5 million of net revenues and $121.7 million of net loss and $12.0 million of net income, are included within the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2020 and December 31, 2019, respectively. If we had acquired the Schlitterbahn parks on January 1, 2018, our results for the year ended December 31, 2019 would have included net revenues and net income of approximately $69 million and $11 million, respectively. Comparable results for the year ended December 31, 2018 would have included net revenues and net income of approximately $66 million and $14 million, respectively. Related acquisition transaction costs totaled $7.0 million for the year ended December 31, 2019 and were included within "Selling, general and administrative expenses".

(5) Revenue Recognition:
As disclosed within the consolidated statements of operations and comprehensive (loss) income, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented:

	Years Ended December 31,
(In thousands)	2020	2019	2018
In-park revenues	$120,370	$1,349,903	$1,235,742
Out-of-park revenues	67,375	168,708	152,216
Concessionaire remittance	(6,190)	(43,686)	(39,428)
Net revenues	$181,555	$1,474,925	$1,348,530

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest at the beginning of the calendar year following the close of our parks' operating seasons. Season-long products represent most of the deferred revenue balance in any given period.

Of the $151.4 million of deferred revenue recorded as of January 1, 2020, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the year ended December 31, 2020, approximately $28 million of the deferred revenue balance as of January 1, 2020 was recognized. Typically, all deferred revenue as of January 1, 2020 would have been recognized by December 31, 2020 except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders receive a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred into 2021. In order to calculate revenue recognized in 2020 on 2020 season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products for the 2021 operating season. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are typically highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of December 31, 2020 and December 31, 2019, we recorded an $8.7 million and $3.4 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends, including an adjustment for the impact of the COVID-19 pandemic on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we will resume collections of guest payments as each of these parks opens for the 2021 operating season.

(6) Long-Lived Assets:
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

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment as of March 29, 2020 and September 27, 2020. As of March 29, 2020, we concluded the estimated undiscounted future cash flows expected to result from the use of the long-lived assets at the Schlitterbahn parks no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the consolidated statement of operations and comprehensive (loss) income during the first quarter of 2020. The fair value of the long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. We performed additional impairment testing as of September 27, 2020 due to a further decline in our financial performance projections. Our impairment testing as of September 27, 2020 resulted in no further impairment of our long-lived assets. Management made significant estimates in performing these impairment tests, including the anticipated time frame to re-open our parks following the COVID-19 pandemic and the related anticipated demand upon re-opening our parks following the COVID-19 pandemic. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

During the third quarter of 2016, we ceased operations of one of our separately gated outdoor water parks, Wildwater Kingdom, located near Cleveland in Aurora, Ohio. At the date that Wildwater Kingdom ceased operations, the only remaining long-lived asset was approximately 670 acres of land. The Wildwater Kingdom acreage, reduced by acreage sold, is recorded within "Other Assets" in the consolidated balance sheets ($2.1 million as of December 31, 2020 and $9.0 million as of December 31, 2019).

(7) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names are reviewed for impairment annually, or more frequently if indicators of impairment exist. Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020. As of March 29, 2020 and September 27, 2020, we concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. We also recorded an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statement of operations and comprehensive (loss) income. We performed our annual impairment test as of the first days of the fourth quarter in 2020 and 2019, respectively, and concluded there was no further impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

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

Management made significant estimates calculating the fair value of our reporting units and trade names. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Changes in the carrying value of goodwill for the years ended December 31, 2020 and December 31, 2019 were:

(In thousands)	Goodwill
Balance as of December 31, 2018	$178,719
Acquisition (see Note 4)	177,993
Foreign currency exchange translation	2,942
Balance as of December 31, 2019	$359,654
Impairment	(93,929)
Foreign currency exchange translation	1,236
Balance as of December 31, 2020	$266,961

Goodwill included $93.1 million and $178.0 million as of December 31, 2020 and December 31, 2019, respectively, of goodwill related to the Schlitterbahn parks which were acquired on July 1, 2019 (see Note 4).

As of December 31, 2020 and December 31, 2019, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2020
Other intangible assets:
Trade names	—	$49,454	$—	$49,454
License / franchise agreements	7.1 years	4,259	(3,425)	834
Total other intangible assets		$53,713	$(3,425)	$50,288

December 31, 2019
Other intangible assets:
Trade names	—	$59,249	$—	$59,249
License / franchise agreements	10.9 years	3,583	(2,933)	650
Total other intangible assets		$62,832	$(2,933)	$59,899

Other intangible assets included $13.1 million and $23.2 million as of December 31, 2020 and December 31, 2019, respectively, for the Schlitterbahn trade name acquired on July 1, 2019 (see Note 4). The Schlitterbahn trade name is an indefinite-lived intangible asset. Amortization expense of finite-lived other intangible assets for 2020, 2019 and 2018 was immaterial and is expected to be immaterial going forward.

(8) Long-Term Debt:
Long-term debt as of December 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
U.S. term loan averaging 2.70% in 2020; 4.01% in 2019 (due 2017-2024) (1)	$264,250	$729,375
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	450,000	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	—
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	—
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000
	3,014,250	2,179,375
Less current portion	—	(7,500)
	3,014,250	2,171,875
Less debt issuance costs and original issue discount	(60,006)	(25,992)
	$2,954,244	$2,145,883

(1)The weighted average interest rates do not reflect the effect of interest rate swap agreements (see Note 9).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement (the "2017 Credit Agreement") which includes our senior secured term loan facility and senior secured revolving credit facility. The $750 million senior secured term loan facility under the 2017 Credit Agreement matures on April 15, 2024 and, following an amendment in March 2018, bears interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the amendment reflected $0.9 million of Original Issue Discount ("OID"). In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Second Amendment") to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. In conjunction with the April 2020 amendment, we prepaid $463.3 million of our outstanding senior secured term loan facility. Following the prepayment, we do not have any required remaining scheduled quarterly payments on our senior secured term loan facility. We may prepay some or all of our term debt without premium or penalty at any time. A schedule of minimum annual maturities for our senior secured term loan facility follows:

(In thousands)	2021	2022	2023	2024	2025	2026 and beyond	Total
U.S. term loan	$—	$—	$—	$264,250	$—	$—	$264,250

In September 2020, in response to the continuing effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (subsequently referred to as the "Third Amended 2017 Credit Agreement" or "Third Amendment") to further suspend and revise certain of the financial covenants and extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility. The facilities provided under the Third Amended 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100.0 million bringing our total senior secured revolving credit facility capacity under the 2017 Credit Agreement to $375.0 million with a Canadian sub-limit of $15.0 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. In September 2020, the Third Amendment extended the maturity date of $300.0 million of the $375.0 million senior secured revolving credit facility to December 2023 (which the portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75.0 million available under the senior secured revolving credit facility remain unchanged from the Second Amendment. Prior to the Second Amendment and Third Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or CDOR plus 200 bps. The Third Amended 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit.

As of December 31, 2020 and December 31, 2019, no amounts were outstanding under the revolving credit facility. After letters of credit of $15.9 million and $15.4 million, we had $359.1 million and $259.6 million of available borrowings under our revolving credit facility as of December 31, 2020 and December 31, 2019, respectively. The maximum outstanding revolving credit facility balance during 2020 was $140 million.

Notes
In April 2020, as a result of the anticipated effects of the COVID-19 pandemic and in connection with the Second Amendment, we issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. The net proceeds from the offering of the 2025 senior notes were used to repay $463.3 million of our then-outstanding senior secured term loan facility. The remaining amount is to be used for general corporate and working capital purposes, including fees and expenses related to the transaction.

The 2025 senior notes pay interest semi-annually in May and November, with the principal due in full on May 1, 2025. Prior to May 1, 2022, up to 35% of the 2025 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2025 senior notes may be redeemed, in whole or in part, at any time prior to May 1, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2025 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In October 2020, in response to the continuing effects of the COVID-19 pandemic, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes") in a private placement. The net proceeds from the offering of the 2028 senior notes is to be used for general corporate and working capital purposes, including fees and expenses related to the transaction.

The 2028 senior notes pay interest semi-annually in April and October, beginning April 1, 2021, with the principal due in full on October 1, 2028. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2014, we issued $450 million of 5.375% senior unsecured notes due 2024 ("2024 senior notes"). The 2024 senior notes pay interest semi-annually in June and December, with the principal due in full on June 1, 2024. The 2024 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2017, we issued $500 million of 5.375% senior unsecured notes due 2027 ("2027 senior notes"). The 2027 senior notes pay interest semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes may be redeemed, in whole or in part, at any time prior to April 15, 2022 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2019, in conjunction with the acquisition of the Schlitterbahn parks, we issued $500 million of 5.250% senior unsecured notes due 2029 ("2029 senior notes"). The 2029 senior notes pay interest semi-annually in January and July, with the principal due in full on July 15, 2029. Prior to July 15, 2022, up to 35% of the 2029 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

Cedar Fair, L.P., Canada’s Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. The 2024 senior notes have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada and Magnum). There are no non-guarantor subsidiaries.

Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC ("Millennium") are the co-issuers of the 2025, 2027, 2028 and 2029 senior notes and co-borrowers of the senior secured credit facilities. Both the notes and senior secured credit facilities have been fully and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than Cedar Canada, Magnum and Millennium). There are no non-guarantor subsidiaries.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Third Amended 2017 Credit Agreement includes (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"), (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022), (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of December 31, 2020, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of December 31, 2020.

(9) Derivative Financial Instruments:
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

We had four interest rate swap agreements that matured on December 31, 2020 and converted $500 million of variable-rate debt to a fixed rate of 4.39%. We have four additional interest rate swap agreements that convert the same notional amount to a fixed rate of 4.63% for the period December 31, 2020 through December 31, 2023. None of the interest rate swap agreements are designated as hedging instruments. The fair value of our swap portfolio for the periods presented were as follows:

(In thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Interest rate swaps	Other accrued liabilities	$—	$(5,129)
	Derivative Liability	(39,086)	(18,108)
		$(39,086)	$(23,237)

Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive (loss) income. Previously existing interest rate swap agreements were de-designated, and amounts previously recorded in AOCI were amortized into earnings through an original December 31, 2018 maturity date. Therefore, all losses in AOCI related to effective cash flow hedge contracts prior to de-designation were reclassified to earnings as of December 31, 2018.

The (gains) losses recognized in net (loss) income on derivatives not designated as cash flow hedges were recorded in "Net effect of swaps" for the periods presented as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Change in fair market value	$15,849	$16,532	$(2,017)
Amortization of amounts in AOCI	—	—	9,459
Net effect of swaps	$15,849	$16,532	$7,442

(10) Partners' Equity and Equity-Based Compensation:
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

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2020 (1)	2019	2018
Awards Payable in Cash or Equity
Deferred units	$(588)	$611	$(266)
Awards Payable in Equity
Performance units	(5,270)	5,535	5,413
Restricted units	5,061	6,375	5,830
Total equity-based compensation expense	$(797)	$12,521	$10,977

(1)    The market value of our deferred unit awards and the anticipated payout of our annual performance unit awards decreased due to the effects of the COVID-19 pandemic resulting in expense reversed during the year ended December 31, 2020.

Awards Payable in Cash or Equity

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2019	49	$54.16
Granted (1)	8	$43.98
Forfeited	—	—
Settled	(11)	$55.10
Outstanding deferred units at December 31, 2020	46	$52.07

(1) Includes 3 distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation for the years ended December 31, 2019 and 2018, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2020, the market value of the deferred units was $1.8 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2020, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2019	395	$56.36
Granted (1)	98	$32.98
Forfeited	(315)	$55.96
Vested	(97)	$57.61
Unvested performance units at December 31, 2020	81	$27.92

(1) Includes 16 forfeitable distribution-equivalent units

As of December 31, 2020, our annual performance unit awards are not anticipated to payout due to the effects of the COVID-19 pandemic. The number of performance units issuable under the annual performance unit awards are contingently based upon certain performance targets over a three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units generally are paid out in the first quarter following the performance period in limited partnership units. The effect of these types of outstanding performance unit awards, for which the performance conditions had been met, have been included in the diluted earnings per unit calculation for the years ended December 31, 2019 and 2018.

In 2020, 80,542 performance-based other units were awarded to incentivize optimal executive performance in light of the effects of the COVID-19 pandemic (the "COVID-19 performance-based other units"). The number of COVID-19 performance-based other units issuable are contingently based upon the level of attainment of various performance objectives over a six-month period with the awards payable in limited partnership units following the one-year anniversary of the six-month performance period. The COVID-19 performance-based other unit awards do not earn distribution-equivalent units.
As of December 31, 2020, unamortized compensation expense related to unvested performance unit awards was $1.5 million, which is expected to be amortized over a weighted average period of 1.0 year and represent the COVID-19 performance-based other units. The fair value of the performance units is based on the unit price the day before the date of grant. We assess the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2019	310	$57.07
Granted	33	$46.56
Forfeited	(1)	$58.35
Vested	(123)	$58.36
Unvested restricted units at December 31, 2020	219	$54.77

The majority of our annual restricted unit awards vest evenly over a three-year period. However, as of December 31, 2020, 88,072 units outstanding vest following a three-year cliff vesting period. Restrictions on our restricted unit awards lapse upon vesting. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, are payable in cash. As of December 31, 2020, the amount of forfeitable distribution equivalents accrued totaled $0.9 million; $0.6 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.4 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2020, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $4.8 million, which is expected to be amortized over a weighted average period of 1.7 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	362	$34.49
Exercised	(4)	$29.53
Forfeited	(6)	$36.95
Options outstanding at December 31, 2020	352	$34.50
Options exercisable, end of year	352	$34.50	1.8 years	$1,703

Unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vest over three years and have a maximum term of ten years. As of December 31, 2020, we had 352,136 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The range of exercise prices of unit options outstanding was $29.53 to $36.95 as of December 31, 2020. The total intrinsic value of unit options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.1 million, and $0.2 million, respectively.

We have a policy of issuing limited partnership units from treasury to satisfy unit option exercises and we expect our treasury unit balance to be sufficient for 2021 based on estimates of unit option exercises for that period.

(11) Retirement Plans:
We have trusteed, noncontributory retirement plans for most of our full-time employees. Contributions are discretionary and amounts accrued were approximately $4.7 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2020, we did not make any discretionary contributions due to the effects of the COVID-19 pandemic on our financial performance. Additionally, we have a trusteed, contributory retirement plan for most of our full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit. Matching contributions, net of forfeitures, approximated $3.8 million, $3.1 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition, approximately 250 employees are covered by union-sponsored, multi-employer pension plans for which approximately $2.0 million, $2.0 million and $1.8 million were contributed for the years ended December 31, 2020, 2019 and 2018, respectively. We have no plans to withdraw from any of the multi-employer plans.

(12) Income and Partnership Taxes:
Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of income taxes payable by Cedar Fair, L.P. and its corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the "(Benefit) provision for taxes" includes amounts for both the PTP tax and for federal, state, local and foreign income taxes.

The 2020 tax benefit totaled $137.9 million, which consisted of a $2.5 million provision for the PTP tax and a $140.4 million benefit for income taxes. This compared with the 2019 tax provision of $42.8 million, which consisted of a $12.1 million provision for the PTP tax and a $30.7 million provision for income taxes, and the 2018 tax provision of $34.7 million, which consisted of an $11.6 million provision for the PTP tax and a $23.1 million provision for income taxes. The calculation of the tax (benefit) provision involves significant estimates and assumptions. Actual results could differ from those estimates.

Significant components of (loss) income before taxes for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Domestic	$(675,746)	$167,510	$185,749
Foreign	(52,412)	47,644	(24,353)
Total (loss) income before taxes	$(728,158)	$215,154	$161,396
The (benefit) provision for income taxes was comprised of the following for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Current federal	$(61,726)	$22,745	$2,682
Current state and local	(3,747)	6,261	4,901
Current foreign	(32,987)	5,759	4,301
Total current	(98,460)	34,765	11,884
Deferred federal, state and local	(43,220)	(5,953)	15,525
Deferred foreign	1,287	1,847	(4,266)
Total deferred	(41,933)	(4,106)	11,259
Total (benefit) provision for income taxes	$(140,393)	$30,659	$23,143

The (benefit) provision for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to (loss) income before taxes. The sources and tax effects of the differences were as follows:

(In thousands)	2020	2019	2018
Income tax provision based on the U.S. federal statutory tax rate	$(152,913)	$45,182	$33,893
Partnership (income) loss not subject to corporate income tax	47,631	(14,031)	(16,403)
State and local taxes, net	(20,594)	4,906	5,278
Valuation allowance	3,150	196	2,321
Expired foreign tax credits	2,253	—	—
Tax credits	(426)	(1,026)	(1,300)
Change in U.S. tax law	(17,983)	111	(8,730)
Foreign currency translation (gains) losses	(1,455)	(4,707)	7,949
Nondeductible expenses and other	(56)	28	135
Total (benefit) provision for income taxes	$(140,393)	$30,659	$23,143
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019 were as follows:

(In thousands)	2020	2019
Deferred tax assets:
Compensation	$5,800	$9,817
Accrued expenses	5,408	3,864
Foreign tax credits	8,765	7,439
Tax attribute carryforwards	13,224	2,101
Derivatives	9,771	5,141
Foreign currency	5,318	6,230
Deferred revenue	10,012	2,402
Deferred tax assets	58,298	36,994
Valuation allowance	(9,755)	(6,606)
Net deferred tax assets	48,543	30,388
Deferred tax liabilities:
Property	(68,256)	(95,087)
Intangibles	(19,882)	(17,347)
Deferred tax liabilities	(88,138)	(112,434)
Net deferred tax liability	$(39,595)	$(82,046)

We record a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the carryforward periods for net operating losses and tax credits, prior experience of tax credit limitations, and management's long-term estimates of domestic and foreign source income.

As of December 31, 2020, we had $13.2 million of tax attribute carryforwards consisting of $13.0 million for the tax effect of state net operating loss carryforwards and $0.2 million of federal employment tax credits. The unused state net operating loss carryforwards will expire from 2025 to 2040. We do not expect to fully realize all of these tax attribute carryforwards. As such, we recorded an $8.2 million valuation allowance relating to the tax effect of state net operating loss carryforwards as of December 31, 2020. We also recorded a $1.6 million valuation allowance related to an $8.8 million deferred tax asset for foreign tax credit carryforwards representing a decrease in the valuation allowance of $5.1 million from 2019, of which $2.3 million of the decrease related to the expiration of foreign tax credits. In total, the valuation allowance increased $3.1 million from 2019 inclusive of both the tax effect of state net operating loss and foreign tax credit carryforwards.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $55.4 million. Second, as of December 31, 2020, the annual effective tax rate included a net benefit of $18.1 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $34.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $34.2 million benefit was decreased by $16.1 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

As of December 31, 2020, $55.4 million in tax refunds attributable to the net operating loss in 2020 being carried back to prior years in the United States, and an additional $11.9 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada, were recorded within "Current income tax receivable" in the consolidated balance sheet. We anticipate receiving these tax refunds in the fourth quarter of 2021.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Appropriations Act") was signed into law. The Appropriations Act resulted in various changes to U.S. tax law and made technical corrections to the CARES Act. The U.S. tax law changes and technical corrections did not impact the (benefit) provision for income taxes for the year ended December 31, 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act"), was signed into law. The Act included numerous tax law changes, including a reduction in the federal corporate income tax rate from 35% to 21%. As a result of the reduction in the federal corporate income tax rate, we recognized an $8.6 million current income tax benefit for the year ended December 31, 2018. The $8.6 million current income tax benefit for 2018 was attributable to the higher blended rate applied to net losses in the first quarter of 2018. The change in tax rates also required the remeasurement of deferred tax balances that are expected to be realized following enactment using the applicable tax rates. As a result of finalization of the remeasurement of the net deferred tax liability, an additional $1.3 million deferred tax benefit was realized for the year ended December 31, 2018. In addition, we are applying the final regulations that were enacted during October 2017 which impacts the recognition of foreign currency gains and losses for the purpose of calculating U.S. taxable income. The impact of these regulations, the CARES Act and the Act resulted in a tax benefit of $18.0 million in 2020, a tax charge of $0.1 million in 2019, and a tax benefit of $8.7 million in 2018, respectively.

We have recorded a deferred tax liability of $3.2 million and $2.6 million as of December 31, 2020 and December 31, 2019, respectively, to account for foreign currency translation adjustments in other comprehensive income.

Our unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

We are subject to taxation in the U.S., Canada and various state and local jurisdictions. Our tax returns are subject to examination by state and federal tax authorities. With few exceptions, we are no longer subject to examination by the major taxing authorities for tax years before 2016.

(13) Lease Commitments and Contingencies:
Lease Commitments
Our most significant lease commitment is for the land on which Schlitterbahn Waterpark Galveston is located which we acquired upon acquisition of the Schlitterbahn parks on July 1, 2019 (see Note 4). This land lease resulted in the recognition of an additional right-of-use asset totaling $6.8 million and an additional corresponding lease liability totaling $5.3 million during the third quarter of 2019. The Schlitterbahn Waterpark Galveston land lease has an initial term through 2024 with renewal options through 2049. In calculating the right-of-use asset and lease liability, we are reasonably certain to exercise renewal options through 2049 and the discount rate used represents the incremental borrowing rate if we were to acquire the land on the acquisition date, or July 1, 2019.

As a lessee, we have also entered into various operating leases for office space, office equipment, vehicles, and revenue-generating assets. As a lessor, we lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The parking lot lease is effective through the life of the stadium, or approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding income is being recognized over the life of the stadium. The annual lease income recognized is immaterial.

Prior to the second quarter of 2019, our most significant lease commitment was for the land on which California's Great America is located in the City of Santa Clara, which had an initial term through 2039 with renewal options through 2074. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million.

Total lease cost and related supplemental information for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Years Ended December 31,
(In thousands, except for lease term and discount rate)	2020	2019
Operating lease expense	$2,797	$5,623
Variable lease expense	173	1,579
Short-term lease expense	2,205	6,635
Sublease income	—	(244)
Total lease cost	$5,175	$13,593

Weighted-average remaining lease term	16.8 years	16.7 years
Weighted-average discount rate	4.1%	4.2%
Operating cash flows for operating leases	$2,679	$5,494
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$1,769	$5,512
Lease expense, which includes short-term rentals for equipment and machinery, totaled $16.5 million for the year ended December 31, 2018.

Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of December 31, 2020 are included below:

(In thousands)	December 31, 2020
Undiscounted cash flows
2021	$2,113
2022	1,531
2023	1,249
2024	998
2025	897
Thereafter	10,313
Total	$17,101

Present value of cash flows
Current lease liability	$1,692
Lease Liability	10,483
Total	$12,175

Difference between undiscounted cash flows and discounted cash flows	$4,926
Contingencies
We are a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements.

(14) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2020 and December 31, 2019 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2020		December 31, 2019
	Consolidated Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$280	$280	$275	$275
Interest rate swaps	Derivative Liability (1)	Level 2	$(39,086)	$(39,086)	$(23,237)	$(23,237)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(253,680)	$(721,875)	$(725,484)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(451,125)	$(450,000)	$(462,375)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(1,043,750)	—	—
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(507,500)	$(500,000)	$(535,000)
2028 senior notes	Long-Term Debt (2)	Level 2	$(300,000)	$(318,000)	—	—
2029 senior notes	Long-Term Debt (2)	Level 1 (3)	$(500,000)	$(505,625)	$(500,000)	$(539,375)
(1)As of December 31, 2019, $5.1 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions of debt issuance costs and original issue discount of $60.0 million and $26.0 million as of December 31, 2020 and December 31, 2019, respectively.
(3)The 2029 senior notes were based on Level 1 inputs as of December 31, 2020 and Level 2 inputs as of December 31, 2019.

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment as of March 29, 2020 and September 27, 2020. As of both periods, we concluded the estimated fair value of goodwill at the Schlitterbahn parks reporting unit and the Schlitterbahn trade name, and the estimated fair value of goodwill at the Dorney Park reporting unit no longer exceeded their carrying values. As of March 29, 2020, we also concluded the estimated fair value of the long-lived assets of the Schlitterbahn parks no longer exceeded their carrying values. Therefore, as of March 29, 2020 and September 27, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of

2020. We also recorded an $11.3 million and $2.2 million impairment charge to goodwill and the trade name at the Schlitterbahn parks, respectively, and a $2.3 million impairment charge to goodwill at Dorney Park during the third quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive (loss) income.

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

The carrying value of cash and cash equivalents, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2020 or December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees continued working from home during the fourth quarter of 2020. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership (see Note 2).

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in May 2021 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and, if required, Delinquent Section 16(a) Reports.

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

We submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 2, 2020, stating that we were in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan (see Note 10) as of December 31, 2020:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,099,472	$34.50	2,268,552
Equity compensation plans not approved by unitholders	—	—	—
Total	1,099,472	$34.50	2,268,552

(1)The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, as well as unit options outstanding.
(2)The weighted average price in column (b) represents the weighted average price of 352,136 unit options outstanding. Performance awards and deferred unit awards are excluded from column (b).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	32
(ii)	Consolidated Balance Sheets - December 31, 2020 and 2019	34
(iii)	Consolidated Statements of Operations and Comprehensive (Loss) Income - Years ended December 31, 2020, 2019, and 2018	35
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018	37
(v)	Consolidated Statements of Partners' Equity (Deficit) - Years ended December 31, 2020, 2019, and 2018	36
(vi)	Notes to Consolidated Financial Statements - December 31, 2020, 2019, and 2018	39

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

3.1	Cedar Fair, L.P. Second Amended and Restated Certificate of Limited Partnership.
3.2	Amendment to Second Amended and Restated Certificate of Limited Partnership.
3.3
Regulations of Cedar Fair Management, Inc., as amended by that First Amendment, dated April 1, 2020. Incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-Q (File No. 001-09444) filed May 6, 2020.

3.4
Sixth Amended and Restated Agreement of Limited Partnership of Cedar Fair, L.P., as amended by that First Amendment, dated June 1, 2017, that Second Amendment, dated August 2, 2019, and that Third Amendment, dated April 1, 2020. Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 001-09444) filed May 6, 2020.

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

4.7
Indenture, dated as of April 27, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein, The Bank of New York Mellon, as trustee and notes US collateral agent and BNY Trust Company of Canada, as notes Canadian collateral agent (including Form of 5.500% Senior Note due 2025). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (Form No. 001-09444) filed on April 29, 2020.

4.8
Indenture, dated as of October 7, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form 6.500% Senior Note due 2028). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on October 7, 2020.

4.9
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

4.10	Description of Registrant's Securities. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.

Exhibit Number	Description

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

10.9	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 14, 2016. (+)
10.10	2016 Omnibus Incentive Plan Form of Restricted Unit Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed October 26, 2016. (+)
10.11	2016 Omnibus Incentive Plan Form of Performance Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed October 26, 2016. (+)
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

10.13
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

10.16
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 19, 2017. (+)

10.17
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Unit Award Declaration. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 23, 2018. (+)

10.18
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

10.19
Transition Agreement, dated December 18, 2019, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.(+)

10.20
Amendment No. 2, dated April 27, 2020, to the Amended and Restated Credit Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on April 29, 2020.

10.21
2016 Omnibus Incentive Plan Form of Other Unit Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 28, 2020. (+)

Exhibit Number	Description

10.22
Amendment No. 3, dated as of September 28, 2020, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on September 30, 2020.

21	Subsidiaries of Cedar Fair, L.P.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-Q (File No. 001-09444) filed on November 4, 2020.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity (Deficit), and (v) related notes, tagged as blocks of text and including detailed tags.
104	The cover page from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 19, 2021        By:    Cedar Fair Management, Inc.
                        General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	President and Chief Executive Officer	February 19, 2021
	Richard A. Zimmerman	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 19, 2021
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 19, 2021
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	February 19, 2021
Daniel J. Hanrahan

/S/	Louis Carr	Director	February 19, 2021
Louis Carr

/S/	Gina D. France	Director	February 19, 2021
Gina D. France

/S/	D. Scott Olivet	Director	February 19, 2021
D. Scott Olivet

/S/	Matthew A. Ouimet	Director	February 19, 2021
Matthew A. Ouimet

/S/	Carlos A. Ruisanchez	Director	February 19, 2021
Carlos A. Ruisanchez

/S/	Lauri M. Shanahan	Director	February 19, 2021
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 19, 2021
Debra Smithart-Oglesby