Form 10-Q
period 2021-03-28
CEDAR FAIR L P
filed 2021-05-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of April 30, 2021
Depositary Units (Representing Limited Partner Interests)	56,829,250
Page 1 of 28 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 28, 2021	December 31, 2020	March 29, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$271,730	$376,736	$26,295
Receivables	33,402	34,445	25,652
Inventories	48,004	47,479	7,394
Prepaid advertising	6,926	2,838	17,435
Current income tax receivable	93,496	69,104	—
Other current assets	25,847	23,909	16,183
	479,405	554,511	92,959
Property and Equipment:
Land	443,579	442,708	435,677
Land improvements	467,390	467,176	457,922
Buildings	845,838	849,404	811,048
Rides and equipment	1,963,551	1,962,324	1,893,596
Construction in progress	83,658	75,507	114,740
	3,804,016	3,797,119	3,712,983
Less accumulated depreciation	(1,993,568)	(1,995,138)	(1,836,870)
	1,810,448	1,801,981	1,876,113
Goodwill	267,718	266,961	274,659
Other Intangibles, net	50,513	50,288	51,658
Right-of-Use Asset	13,741	13,527	13,688
Other Assets	5,836	6,144	80,406
	$2,627,661	$2,693,412	$2,389,483
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$7,500
Accounts payable	22,613	14,272	39,000
Deferred revenue	189,652	183,354	30,381
Accrued interest	58,977	33,718	28,617
Accrued taxes	9,878	10,775	6,656
Accrued salaries, wages and benefits	17,809	24,975	16,866
Self-insurance reserves	22,071	22,322	25,127
Other accrued liabilities	12,011	10,565	23,692
	333,011	299,981	177,839
Deferred Tax Liability	49,972	39,595	59,021
Derivative Liability	35,524	39,086	34,298
Lease Liability	10,749	10,483	10,310
Non-Current Deferred Revenue	15,877	10,508	164,137
Other Liabilities	5,657	5,952	806
Long-Term Debt:
Revolving credit loans	—	—	70,000
Term debt	255,866	255,025	714,685
Notes	2,701,615	2,699,219	1,432,601
	2,957,481	2,954,244	2,217,286
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(8)	(7)	(3)
Limited partners, 56,828, 56,706 and 56,703 units outstanding as of March 28, 2021, December 31, 2020 and March 29, 2020, respectively	(785,400)	(674,319)	(305,152)
Accumulated other comprehensive (loss) income	(492)	2,599	25,651
	(780,610)	(666,437)	(274,214)
	$2,627,661	$2,693,412	$2,389,483

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended
	March 28, 2021	March 29, 2020
Net revenues:
Admissions	$—	$26,649
Food, merchandise and games	7,246	19,947
Accommodations, extra-charge products and other	2,496	7,039
	9,742	53,635
Costs and expenses:
Cost of food, merchandise, and games revenues	2,306	6,385
Operating expenses	66,154	106,368
Selling, general and administrative	30,350	24,809
Depreciation and amortization	1,453	5,088
Loss on impairment / retirement of fixed assets, net	1,539	6,767
Loss on impairment of goodwill and other intangibles	—	88,181
Gain on sale of investment	(2)	—
	101,800	237,598
Operating loss	(92,058)	(183,963)
Interest expense	44,096	27,219
Net effect of swaps	(3,562)	19,779
Loss on early debt extinguishment	4	—
(Gain) loss on foreign currency	(5,805)	34,202
Other income	(78)	(179)
Loss before taxes	(126,713)	(264,984)
Benefit for taxes	(16,297)	(49,007)
Net loss	(110,416)	(215,977)
Net loss allocated to general partner	(1)	(2)
Net loss allocated to limited partners	$(110,415)	$(215,975)

Net loss	$(110,416)	$(215,977)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation adjustment	(3,091)	15,905
Other comprehensive (loss) income, (net of tax)	(3,091)	15,905
Total comprehensive loss	$(113,507)	$(200,072)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,552	56,414
Net loss per limited partner unit	$(1.95)	$(3.83)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,552	56,414
Net loss per limited partner unit	$(1.95)	$(3.83)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(215,975)	(2)	—	—	(215,977)
Partnership distribution declared ($0.935 per unit)	—	(53,022)	—	—	—	(53,022)
Limited partnership units related to equity-based compensation	37	(9,413)	—	—	—	(9,413)
Tax effect of units involved in treasury unit transactions	—	(1,741)	—	—	—	(1,741)
Foreign currency translation adjustment, net of tax $2,851	—	—	—	—	15,905	15,905
Balance as of March 29, 2020	56,703	$(305,152)	$(3)	$5,290	$25,651	$(274,214)

Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(110,415)	(1)	—	—	(110,416)
Limited partnership units related to equity-based compensation	122	882	—	—	—	882
Tax effect of units involved in treasury unit transactions	—	(1,548)	—	—	—	(1,548)
Foreign currency translation adjustment, net of tax $(427)	—	—	—	—	(3,091)	(3,091)
Balance as of March 28, 2021	56,828	$(785,400)	$(8)	$5,290	$(492)	$(780,610)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 28, 2021	March 29, 2020
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(110,416)	$(215,977)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	1,453	5,088
Loss on impairment of goodwill and other intangibles	—	88,181
Non-cash foreign currency (gain) loss on debt	(5,435)	35,332
Non-cash equity based compensation expense (benefit)	5,369	(4,794)
Non-cash deferred income tax benefit	9,896	(27,727)
Net effect of swaps	(3,562)	19,779
Other non-cash expenses	3,493	5,995
Changes in assets and liabilities:
(Increase) decrease in receivables	1,077	13,233
(Increase) decrease in inventories	(464)	(14,098)
(Increase) decrease in prepaid advertising	(4,084)	(18,575)
(Increase) decrease in tax receivable	(25,130)	(25,093)
(Increase) decrease in other assets	(1,450)	(4,477)
Increase (decrease) in accounts payable	8,505	8,640
Increase (decrease) in deferred revenue	11,522	34,602
Increase (decrease) in accrued interest	25,200	7,580
Increase (decrease) in other liabilities	(6,353)	(12,828)
Net cash for operating activities	(90,379)	(105,139)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(8,361)	(58,032)
Net cash for investing activities	(8,361)	(58,032)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	—	70,000
Distributions paid to partners	—	(53,022)
Payments related to tax withholding for equity compensation	(4,489)	(4,618)
Other	(1,596)	(1,741)
Net cash (for) from financing activities	(6,085)	10,619
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(181)	(3,405)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(105,006)	(155,957)
Balance, beginning of period	376,736	182,252
Balance, end of period	$271,730	$26,295
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$16,085	$19,342
Interest capitalized	559	465
Net cash (refunds) payments for income taxes	(330)	4,000
Capital expenditures in accounts payable	3,401	11,365
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

(1) Description of the Business and Significant Accounting Policies:
Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020 and is expected to have a continuing negative impact in 2021. We continue to actively work with state and local officials and anticipate opening all of our parks in May 2021 except for Canada's Wonderland. Upon opening, our parks will continue to operate in accordance with capacity and other operating limitations. Our 2021 operating calendars have been aligned with anticipated capacity restrictions, guest demand and labor availability in a challenging labor market. Due to unfavorable COVID-19 trends in Ontario, Canada's Wonderland is not expected to open in May 2021, but we anticipate opening the park as soon as conditions and the local jurisdiction allow. While full park operations at Knott's Berry Farm, our only year-round park, remained suspended during the first four months of 2021, the park hosted a culinary festival from March 5, 2021 through May 2, 2021. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

In 2020, we closed our properties for several months beginning in March 2020. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day.

Management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

In the prior year quarterly period ended March 29, 2020, we estimated that some or all of our parks would remain closed throughout 2020 due to the effects of the COVID-19 pandemic. As a result, we estimated the following working capital amounts would be realized greater than 12 months from the balance sheet date, and these amounts were classified as non-current within the prior year quarterly period unaudited condensed consolidated balance sheet:

(In thousands)
Working Capital Account	Balance Sheet Location	March 29, 2020
Receivables	Other Assets	$23,968
Inventories	Other Assets	39,364
Prepaid advertising and other current assets	Other Assets	5,177
		$68,509

Deferred revenue	Non-Current Deferred Revenue	$154,946

In the current year quarterly period ended March 28, 2021, our parks are expected to open in 2021. Therefore, we expect outstanding working capital amounts to be realized within 12 months from the balance sheet date with the exception of $5.4 million of deferred revenue expected to be realized greater than 12 months from the balance sheet date due to the validity extension for Knott's Berry Farm season passes (see Note 3).

Significant Accounting Policies
Except for the changes described below, our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which were included in the Form 10-K filed on February 19, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing specific exceptions and clarifying and amending existing guidance under Topic 740, Income Taxes. ASU 2019-12 is effective for fiscal years after December 15, 2020 and interim periods within those years. Early adoption is permitted, including adoption in any interim period, but all amendments must be adopted in the same period. The allowable adoption methods differ under the various amendments. We adopted ASU 2019-12 as of January 1, 2021. The standard did not have an effect on the condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements
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

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. Our parks operate seasonally except for Knott's Berry Farm, which is typically open daily on a year-round basis. Our seasonal parks are generally open during weekends beginning in April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks typically are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. COVID-19 impacted our parks' operating calendars in 2020 and 2021 as described within Note 1.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. Due to the effects of the COVID-19 pandemic on our parks' 2020 operating calendars, we recognized depreciation and certain other operating costs, which were still incurred and which are typically expensed over each park's operating season, over pre-COVID-19 budgeted operating days for 2020. This change in accounting procedure more accurately reflected incurred expense and resulted in greater consistency between parks and with historical results. In 2021, we will recognize these types of expenses over each park's 2021 operating season.

(3) Revenue Recognition:
As disclosed within the unaudited condensed consolidated statements of operations and comprehensive loss, revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The amounts are not comparable due to the effects of the COVID-19 pandemic.

	Three months ended
(In thousands)	March 28, 2021	March 29, 2020
In-park revenues	$—	$43,027
Out-of-park revenues	10,147	12,091
Concessionaire remittance	(405)	(1,483)
Net revenues	$9,742	$53,635

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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders receive a full season of access to our parks. In addition, four of our parks provided their season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season. We have identified the loyalty reward as a separate performance obligation and have allocated revenue to the season pass and loyalty reward in a manner consistent with other bundled products. The extended validity of the 2020 season-long products, and to a much lesser extent the loyalty reward offering, resulted in a significant amount of revenue being deferred into 2021. Due to the extension of the validity of the 2020 season-long products into 2021, we classified $154.9 million of deferred revenue as non-current as of March 29, 2020 within "Non-Current Deferred Revenue" in the unaudited condensed consolidated balance sheet. In order to calculate revenue recognized in 2020 on 2020 season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products for the 2021 operating season. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. In addition to the extended validity through 2021, Knott's Berry Farm is also offering a day-for-day extension into calendar year 2022 for 2020 and 2021 season passes for every day the park is closed in 2021. Due to the Knott's Berry Farm extension, we classified $5.4 million of deferred revenue as non-current as of March 28, 2021. No other parks are offering similar plans.

Of the $183.4 million of current deferred revenue recorded as of January 1, 2021, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the three months ended March 28, 2021, a minimal amount of the deferred revenue balance as of January 1, 2021 was recognized as only limited out-of-park attractions were open during the first quarter of 2021. We also recorded $10.5 million of non-current deferred revenue as of January 1, 2021 which largely represents prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are typically highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of March 28, 2021, December 31, 2020 and March 29, 2020, we recorded an $8.7 million, $8.7 million and $6.0 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends, including an adjustment for the impact of the COVID-19 pandemic on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland. We will resume collections at Canada's Wonderland when the park is able to open for the 2021 operating season.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements.

We concluded indicators of impairment did not exist during the first quarter of 2021. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first quarter of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment. We concluded the estimated fair values of the long-lived assets at Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston (collectively "the Schlitterbahn parks") no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive loss during the first quarter of 2020. The fair value of the long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. Management made significant estimates in performing the impairment test, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Remaining acreage from the former WildWater Kingdom, a separately gated outdoor water park near Cleveland in Aurora, Ohio, was recorded within "Other Assets" in the unaudited condensed consolidated balance sheets ($2.1 million as of March 28, 2021 and December 31, 2020 and $9.0 million as of March 29, 2020). All remaining acreage from this property was sold in April 2021.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the first quarter of 2021, we concluded indicators of impairment did not exist. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first quarter of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive loss.

The fair value of our reporting units was established using a combination of an income (discounted cash flow) approach and market approach. The income approach used each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflected current market conditions. Estimated operating results were established using our best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks, and the related anticipated demand upon re-opening our parks. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimated fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The impairment charges recognized were for the amount by which the reporting unit's carrying amount exceeded its fair value.

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

Changes in the carrying value of goodwill for the three months ended March 28, 2021 and March 29, 2020 were:

(In thousands)	Goodwill
Balance as of December 31, 2020	$266,961
Foreign currency translation	757
Balance as of March 28, 2021	$267,718

Balance as of December 31, 2019	$359,654
Impairment	(80,331)
Foreign currency translation	(4,664)
Balance as of March 29, 2020	$274,659

As of March 28, 2021, December 31, 2020, and March 29, 2020, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 28, 2021
Other intangible assets:
Trade names	$49,623	$—	$49,623
License / franchise agreements	4,259	(3,369)	890
Total other intangible assets	$53,882	$(3,369)	$50,513

December 31, 2020
Other intangible assets:
Trade names	$49,454	$—	$49,454
License / franchise agreements	4,259	(3,425)	834
Total other intangible assets	$53,713	$(3,425)	$50,288

March 29, 2020
Other intangible assets:
Trade names	$50,361	$—	$50,361
License / franchise agreements	4,255	(2,958)	1,297
Total other intangible assets	$54,616	$(2,958)	$51,658

(6) Long-Term Debt:
Long-term debt as of March 28, 2021, December 31, 2020, and March 29, 2020 consisted of the following:

(In thousands)	March 28, 2021	December 31, 2020	March 29, 2020

Revolving credit facility	$—	$—	$70,000
U.S. term loan averaging 1.88% YTD 2021; 2.70% in 2020; 3.43% YTD 2020 (1)	264,250	264,250	729,375
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	450,000	450,000	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	—
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	—
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	3,014,250	3,014,250	2,249,375
Less current portion	—	—	(7,500)
	3,014,250	3,014,250	2,241,875
Less debt issuance costs and original issue discount	(56,769)	(60,006)	(24,589)
	$2,957,481	$2,954,244	$2,217,286
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

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100 million bringing our total senior secured revolving credit facility capacity under the 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. In September 2020, the Third Amendment extended the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which the portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility remain unchanged from the Second Amendment. Prior to the Second Amendment and Third Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or CDOR plus 200 bps. The Third Amended 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of March 28, 2021, no borrowings were outstanding under the revolving credit facility.

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

In June 2019, we issued $500 million of 5.250% senior unsecured notes due 2029 ("2029 senior notes"). The 2029 senior notes pay interest semi-annually in January and July, with the principal due in full on July 15, 2029. Prior to July 15, 2022, up to 35% of the 2029 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 105.250% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

Covenants
The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of March 28, 2021, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of March 28, 2021.

(7) Derivative Financial Instruments:
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

We have four interest rate swap agreements that convert $500 million of one month LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. As of March 29, 2020, we had four additional interest rate swap agreements that matured on December 31, 2020 and converted the same notional amount of one month LIBOR to a fixed rate of 2.64%. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	March 28, 2021	December 31, 2020	March 29, 2020
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$—	$—	$(8,718)
	Derivative Liability	(35,524)	(39,086)	(34,298)
		$(35,524)	$(39,086)	$(43,016)

Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive loss.

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 28, 2021, December 31, 2020, and March 29, 2020 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 28, 2021		December 31, 2020		March 29, 2020
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$348	$348	$280	$280	$99	$99
Interest rate swaps	Derivative Liability (1)	Level 2	$(35,524)	$(35,524)	$(39,086)	$(39,086)	$(43,016)	$(43,016)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(257,644)	$(264,250)	$(253,680)	$(721,875)	$(620,813)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(454,500)	$(450,000)	$(451,125)	$(450,000)	$(382,500)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(1,043,750)	$(1,000,000)	$(1,043,750)	—	—
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(513,125)	$(500,000)	$(507,500)	$(500,000)	$(410,000)
2028 senior notes	Long-Term Debt (2)	Level 2	$(300,000)	$(321,375)	$(300,000)	$(318,000)	—	—
2029 senior notes	Long-Term Debt (2)	Level 1 (3)	$(500,000)	$(510,625)	$(500,000)	$(505,625)	$(500,000)	$(417,500)
(1)As of March 29, 2020, $8.7 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $56.8 million, $60.0 million, and $24.6 million as of March 28, 2021, December 31, 2020, and March 29, 2020, respectively.
(3)The 2029 senior notes were based on Level 1 inputs as of March 28, 2021 and December 31, 2020 and Level 2 inputs as of March 29, 2020.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment during the first quarter of 2020. We concluded the estimated fair value of goodwill and long-lived assets at the Schlitterbahn parks reporting unit and the Schlitterbahn trade name, and the estimated fair value of goodwill at the Dorney Park reporting unit no longer exceeded their carrying values. Therefore, as of March 29, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statements of operations and comprehensive loss.

The fair value determination for our long-lived assets, reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of our long-lived assets was determined using a real and personal property appraisal of which the principal assumptions included the principal market and market participants upon sale. The primary assumptions used to determine the fair value of our reporting units included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, the anticipated time frame to re-open our parks, the related anticipated demand upon re-opening our parks, terminal value growth rates, future estimates of capital expenditures, changes in future capital requirements, and a weighted-average cost of capital that reflected current market conditions. The fair value of our indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, the anticipated time frame to re-open our parks, the related anticipated demand upon re-opening our parks, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of March 28, 2021, December 31, 2020 or March 29, 2020.

(9) Loss per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended
(In thousands, except per unit amounts)	March 28, 2021	March 29, 2020
Basic weighted average units outstanding	56,552	56,414
Diluted weighted average units outstanding	56,552	56,414
Net loss per unit - basic	$(1.95)	$(3.83)
Net loss per unit - diluted	$(1.95)	$(3.83)

For the three months ended March 28, 2021 and March 29, 2020, there were approximately 0.6 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit as their effect would have been anti-dilutive due to the net loss in each period.

(10) Income and Partnership Taxes:
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

The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carryback tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.6 million. Second, as of March 28, 2021, the annual effective tax rate included a net benefit of $6.1 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $6.4 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $6.4 million benefit was decreased by $0.3 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

As of March 28, 2021, $78.6 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States, and an additional $14.9 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada, were recorded within "Current income tax receivable" in the unaudited condensed consolidated balance sheet. We anticipate receiving these tax refunds in the fourth quarter of 2021.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of March 28, 2021, the current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

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

Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, is expected to have a continuing negative impact in 2021 and may have a longer-term negative effect. We continue to actively work with state and local officials and anticipate opening all of our parks in May 2021 except for Canada's Wonderland. Upon opening, our parks will continue to operate under capacity and other operating limitations. Our 2021 operating calendars have been aligned with anticipated capacity restrictions, guest demand and labor availability in a challenging labor market. Due to unfavorable COVID-19 trends in Ontario, Canada's Wonderland is not expected to open in May 2021, but we anticipate opening the park as soon as conditions and the local jurisdiction allow. While full park operations at Knott's Berry Farm, our only year-round park, remained suspended during the first four months of 2021, the park hosted a culinary festival from March 5, 2021 through May 2, 2021. Prior to reopening, pre-opening expenses are being minimized. With broad vaccination distribution efforts in process and in anticipation of pent-up consumer demand for outdoor entertainment, we are focused on maximizing the seasonally weighted second half of 2021. A substantial portion of our revenues are typically generated during the peak vacation months of July and August allowing time for broader vaccine distribution and a potential reduction of COVID-19 restrictions before these key months. In addition, as of March 28, 2021, we have a sizeable base of approximately 1.8 million season passes outstanding and valid for the 2021 operating season following the extension of usage privileges for 2020 season passes through the 2021 operating season. Despite these positive indicators, we do not anticipate 2021 to be a normal year operationally or financially, and it is uncertain how long it may take us to achieve full operational potential. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

In order to ensure our season pass holders receive a full season of access to our parks, in April 2020, we extended the usage privileges of 2020 season passes through the 2021 season and paused collections of guest payments on installment purchase products. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland. We will resume collections at Canada's Wonderland when the park is able to open for the 2021 operating season. At four of our parks, we also provided our season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season. Knott's Berry Farm is also offering a day-for-day extension into calendar year 2022 for 2020 and 2021 season passes for every day the park is closed in 2021. No other parks are offering similar plans. Refer to Note 3 for additional detail.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the first quarter of 2021, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Adjusted EBITDA:
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Third Amended 2017 Credit Agreement and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three month periods ended March 28, 2021 and March 29, 2020.

	Three months ended
(In thousands)	March 28, 2021	March 29, 2020
Net loss	$(110,416)	$(215,977)
Interest expense	44,096	27,219
Interest income	(13)	(348)
Benefit for taxes	(16,297)	(49,007)
Depreciation and amortization	1,453	5,088
EBITDA	(81,177)	(233,025)
Net effect of swaps	(3,562)	19,779
Non-cash foreign currency (gain) loss	(5,804)	34,203
Non-cash equity compensation expense	5,369	(4,794)
Loss on impairment / retirement of fixed assets, net	1,539	6,767
Loss on impairment of goodwill and other intangibles	—	88,181
Other (1)	13	224
Adjusted EBITDA	$(83,622)	$(88,665)

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
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 3).

Three months ended March 28, 2021
Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. First quarter results typically include normal off-season operating, maintenance and administrative expenses at our ten seasonal amusement parks and two of our separately gated outdoor water parks, daily operations at Knott's Berry Farm which is typically open year-round, limited operations at the Schlitterbahn parks which are typically open during portions of March, and some out-of-park attractions, including limited hotel operations.

Due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, including Knott's Berry Farm and the Schlitterbahn parks. Therefore, the fiscal three-month period ended March 28, 2021 included no operating days. Operations during the first quarter of 2021 were limited to a culinary festival at Knott's Berry Farm and limited out-of-park attractions, including some of our hotel properties. Net revenues from the culinary festival at Knott's Berry Farm were classified as out-of-park revenues. Operating day statistics for 2021 exclude these limited operations at Knott's Berry Farm.

The fiscal three-month period ended March 29, 2020 included a total of 90 operating days which included daily operations at Knott's Berry Farm and 16 operating days at the Schlitterbahn parks prior to the March 14, 2020 closure of our properties.

The following table presents key financial information for the three months ended March 28, 2021 and March 29, 2020:

	Three months ended		Increase (Decrease)
	March 28, 2021	March 29, 2020	$	%
	(Amounts in thousands)
Net revenues	$9,742	$53,635	$(43,893)	(81.8)%
Operating costs and expenses	98,810	137,562	(38,752)	(28.2)%
Depreciation and amortization	1,453	5,088	(3,635)	(71.4)%
Loss on impairment / retirement of fixed assets, net	1,539	6,767	(5,228)	N/M
Loss on impairment of goodwill and other intangibles	—	88,181	(88,181)	N/M
Gain on sale of investment	(2)	—	(2)	N/M
Operating loss	$(92,058)	$(183,963)	$91,905	N/M
N/M - Not meaningful
Other Data:
Adjusted EBITDA (1)	$(83,622)	$(88,665)	$5,043	5.7%
Out-of-park revenues	$10,147	$12,091	$(1,944)	(16.1)%

(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 18.
For the three months ended March 28, 2021, net revenues decreased 82% to $9.7 million from $53.6 million for the three months ended March 29, 2020. The decrease reflected no in-park revenue in the current period due to the delay of park openings for the 2021 operating season compared with 90 operating days in the prior period and a $1.9 million decrease in out-of-park revenues. The decrease in out-of-park revenues was primarily attributable to a decline in accommodations revenue somewhat offset by revenues from the Knott's Berry Farm culinary festival. Net revenues for the three months were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the three months ended March 28, 2021 decreased 28% to $98.8 million from $137.6 million for the three months ended March 29, 2020. This was the result of a $4.1 million decrease in cost of goods sold, a $40.2 million decrease in operating expenses and a $5.5 million increase in SG&A expense. The decrease in cost of goods sold was due to the decline in sales volume related to delayed park openings in 2021. The $40.2 million decrease in operating expenses was attributable to less maintenance expense due to delayed park openings and less maintenance required in 2021 following minimal 2020 usage of rides and attractions, as well as reductions in seasonal labor, operating supplies and utilities due to delayed park openings. The $5.5 million increase in SG&A expense was attributable to prior period declines in the anticipated payout of outstanding performance units and the value of outstanding deferred units, both of which are part of our equity-based compensation plans, and current period consulting fees incurred as a result of a business optimization program. The increases in SG&A expense were somewhat offset by less advertising expense, transaction fees and information technology supplies due to delayed park openings. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the three months ended March 28, 2021 decreased $3.6 million compared with the three months ended March 29, 2020 due to 90 fewer operating days in the current period. We recognize deprecation over operating days for the majority of our assets. Depreciation during the current period was attributable to hotel properties that typically operate year-round. The loss on impairment / retirement of fixed assets for the three months ended March 28, 2021 was $1.5 million compared with $6.8 million for the three months ended March 29, 2020. The prior period included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated negative effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 4), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated negative effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for the three months ended March 29, 2020 included impairment charges of $73.6 million, $6.8 million and $7.9 million attributable to goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020 (see Note 5).

After the items above, operating loss for the three months ended March 28, 2021 totaled $92.1 million compared with $184.0 million for the three months ended March 29, 2020.

Interest expense for the three months ended March 28, 2021 increased $16.9 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2028 senior notes issued in October 2020. The net effect of our swaps resulted in a benefit to earnings of $3.6 million for the three months ended March 28, 2021 compared with a $19.8 million charge to earnings for the three months ended March 29, 2020. The difference was attributable to the change in fair market value movements in our swap portfolio. During the current period, we also recognized a $5.8 million net benefit to earnings for foreign currency gains and losses compared with a $34.2 million net charge to earnings for the three months ended March 29, 2020. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended March 28, 2021, a benefit for taxes of $16.3 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $49.0 million for the three months ended March 29, 2020. The decrease in benefit for taxes was attributable to a prior period increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carryback the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.6 million. Second, as of March 29, 2020, the annual effective tax rate included a net benefit of $6.1 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated $6.4 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $6.4 million benefit was decreased by $0.3 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the three months ended March 28, 2021 totaled $110.4 million, or $1.95 per diluted limited partner unit, compared with $216.0 million, or $3.83 per diluted limited partner unit, for the three months ended March 29, 2020.

For the three months ended March 28, 2021, Adjusted EBITDA loss totaled $83.6 million compared with $88.7 million for the three months ended March 29, 2020. The decrease in Adjusted EBITDA loss was due to less expense incurred in the current year due to delayed park openings, particularly maintenance and seasonal labor costs, which more than offset the related decline in revenue in the current year.

Liquidity and Capital Resources:
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

Due to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants including issuing $1.3 billion of senior notes, amending our term debt and revolving credit agreement, reducing operating expenses, including labor costs, suspending capital expenditures, and suspending quarterly partnership distributions. Due to limited open operations, our 2020 and first quarter 2021 liquidity needs were funded from cash on hand from the recently issued senior notes. As of March 28, 2021, we had cash on hand of $271.7 million and $359.1 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the second quarter of 2022.

As restrictions to mitigate the spread of COVID-19 are lifted and our properties are able to resume full operations, management is focused on driving profitable and sustainable growth in the business, as well as reducing the Company's leverage. We recently commenced a business optimization program as part of our long-range strategic plan. Efforts include capturing cost efficiencies and driving incremental revenues through data-driven decision making, as well as enhancements to the guest experience to meet changing consumer behaviors and preferences. The program focuses on reductions in fixed costs that are independent of attendance levels, as well as incremental revenue opportunities and variable cost savings. Also, in the long term, management anticipates returning to historical annual capital expenditure investments of 9-10% of revenues under normal operating conditions. Management is also committed to reinstituting quarterly partnership distributions when it is appropriate to do so and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants.

For the 2021 operating season, capital investments will again be less than historical levels, as many new rides and attractions originally planned for the 2020 operating season have yet to be introduced to our guests. For 2021, we expect to invest approximately $100 million in capital expenditures, roughly equally split between the completion of select unfinished projects from 2020, including the renovation of some of our resort properties, essential compliance and infrastructure requirements, and the start of projects planned for the 2022 operating season. We may invest in additional capital expenditures over the 2021 operating season as conditions permit. Due to the issuance of $1.3 billion of senior notes in 2020, we anticipate $175 million in annual cash interest in 2021 of which 80% of the payments occur in the second and fourth quarter. We are expecting to receive $78.6 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States and an additional $14.9 million in tax refunds attributable to net operating losses being carried back to prior years in Canada. We anticipate receiving these tax refunds in the fourth quarter of 2021. Also, in 2021, we anticipate cash payments for income taxes to range from $5 million to $10 million, exclusive of these tax refunds. We anticipate funding our remaining 2021 liquidity needs from cash on hand and cash from operating activities.

As of the date of this Form 10-Q, we anticipate that we will spend approximately $60 million per month during the second quarter of 2021. We spent $35 million per month during the first quarter of 2021. The higher rate of spend during the second quarter of 2021 is due to higher projected capital investments and incremental operating costs related to preparing the parks to open, as well as the timing of interest payments. The second and fourth quarter include interest payments for four of our five notes issuances. Excluding interest payments, we spent approximately $30 million per month during the first quarter of 2021, and we anticipate spending approximately $35 million per month during the second quarter of 2021. Our estimate includes projected operating expenses, capital expenditures, income tax obligations, and interest payments, except where otherwise noted. We have made significant estimates and assumptions to estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long term. Actual results could materially differ from these estimates. We have not provided a longer period estimate due to the volatility of the current operating environment.
Working Capital
In the prior year quarterly period ended March 29, 2020, we estimated that some or all of our parks would remain closed throughout 2020 due to the effects of the COVID-19 pandemic. As a result, we estimated the following working capital amounts would be realized greater than 12 months from the balance sheet date, and these amounts were classified as non-current within the prior year quarterly period unaudited condensed consolidated balance sheet:

(In thousands)
Working Capital Account	Balance Sheet Location	March 29, 2020
Receivables	Other Assets	$23,968
Inventories	Other Assets	39,364
Prepaid advertising and other current assets	Other Assets	5,177
		$68,509

Deferred revenue	Non-Current Deferred Revenue	$154,946

In the current year quarterly period ended March 28, 2021, our parks are expected to open in 2021. Therefore, we expect outstanding working capital amounts to be realized within 12 months from the balance sheet date with the exception of $5.4 million of deferred revenue expected to be realized greater than 12 months from the balance sheet date due to the extension of validity for Knott's Berry Farm season passes (see Note 3).
Operating Activities
Net cash for operating activities for the first three months of 2021 totaled $90.4 million, a decrease of $14.8 million compared with the same period in the prior year. The decrease in net cash for operating activities was largely attributable to less costs incurred in the current year due to delayed park openings, particularly related to maintenance and seasonal labor costs.
Investing Activities
Net cash for investing activities for the first three months of 2021 was $8.4 million, a decrease of $49.7 million compared with the same period in the prior year. The decrease in net cash for investing activities was due to a planned reduction in capital spending for 2021.
Financing Activities
Net cash for financing activities for the first three months of 2021 was $6.1 million, a decrease of $16.7 million compared with net cash from financing activities for the same period in the prior year. The decrease was primarily attributable to prior period typical seasonal revolver borrowings offset by the first quarter 2020 partnership distribution, both of which occurred prior to the COVID-19 disruption.
Contractual Obligations
As of March 28, 2021, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Third Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of March 28, 2021.

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

•No borrowings under the $375 million senior secured revolving credit facility under our Third Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The remaining $75 million of the revolving credit facility bears interest at LIBOR plus 300 bps or CDOR plus 200 bps and requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. The $300 million revolving credit facility is scheduled to mature in December 2023 and the $75 million revolving credit facility is scheduled to mature in April 2022. The Third Amended 2017 Credit Agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.9 million as of March 28, 2021, we had $359.1 million of available borrowings under the revolving credit facility and cash on hand of $271.7 million. Our letters of credit are primarily in place to backstop insurance arrangements.

As of March 28, 2021, we have four interest rate swap agreements that convert $500 million of one month LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of March 28, 2021, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of March 28, 2021, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of March 28, 2021.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we have issued five tranches of fixed rate senior notes: the 2024, 2025, 2027, 2028 and 2029 senior notes (“senior notes”). The 2024, 2027 and 2029 senior notes (the “registered senior notes”) have been registered under the Securities Act of 1933. The 2025 and 2028 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each 100% owned subsidiary of Cedar Fair (other than the co-issuers). There are no non-guarantor subsidiaries. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of March 28, 2021
Current Assets	$173	$54,679	$42,635	$367,673	$1,039,678
Non-Current Assets	(157,328)	909,857	527,954	2,318,039	1,809,570
Current Liabilities	477,122	585,901	23,631	228,446	43,344
Non-Current Liabilities	146,333	40,920	462,534	2,379,486	93,379
Balance as of December 31, 2020
Current Assets	$421	$33,985	$44,465	$464,779	$1,033,489
Non-Current Assets	(31,953)	994,682	528,281	2,311,502	1,833,932
Current Liabilities	488,799	573,244	18,235	200,107	42,224
Non-Current Liabilities	146,106	44,778	461,903	2,370,939	93,430

Three Months Ended March 28, 2021
Net revenues	$—	$59	$100	$68,909	$1,722
Operating (loss) income	(33,058)	(68,295)	(2,700)	32,456	(20,461)
Net loss	(110,416)	(69,042)	(5,093)	—	(20,592)
Twelve Months Ended December 31, 2020
Net revenues	$—	$102	$440	$510,077	$152,257
Operating (loss) income	(199,250)	(323,293)	(37,655)	109,688	(121,498)
Net loss	(590,243)	(361,061)	(54,046)	—	(149,903)

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Non-Current Assets - $2,208.0 million as of March 28, 2021 and $2,201.8 million as of December 31, 2020; and Net revenues - $2.2 million as of March 28, 2021 and $130.3 million as of December 31, 2020. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, or that our business optimization and growth strategies will achieve the targeted results. Important factors, including the impacts of the COVID-19 pandemic, general economic conditions, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could affect attendance at our parks, as well as our business optimization program, and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from fluctuations in interest rates and currency exchange rates on our operations in Canada, and from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We manage interest rate risk using a combination of fixed-rate long-term debt, interest rate swaps that fix our variable-rate long-term debt, and variable-rate borrowings under our revolving credit facility. Translation exposures with regard to our Canadian operations are not hedged.

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 28, 2021, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on our revolving credit borrowings of approximately $12.3 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.4 million decrease in annual operating loss for the trailing twelve months ended March 28, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 28, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2021.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees continued working from home during the fiscal quarter ended March 28, 2021. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 28, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	600	$39.34	—	$—
February 1 - February 28	38,150	$46.48	—	—
March 1 - March 28	—	—	—	—
Total	38,750	$46.37	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021.

Exhibit (10.2)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021.

Exhibit (22)	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-Q (File No. 001-09444) filed on November 4, 2020.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 5, 2021	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 5, 2021	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer