Form 10-Q
period 2021-06-27
CEDAR FAIR L P
filed 2021-08-05
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of July 30, 2021
Depositary Units (Representing Limited Partner Interests)	56,828,184
Page 1 of 31 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 27, 2021	December 31, 2020	June 28, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$292,596	$376,736	$301,135
Receivables	52,259	34,445	41,822
Inventories	46,983	47,479	45,580
Current income tax receivable	91,608	69,104	4,234
Other current assets	40,298	26,747	22,515
	523,744	554,511	415,286
Property and Equipment:
Land	445,274	442,708	437,491
Land improvements	485,242	467,176	458,933
Buildings	857,452	849,404	832,356
Rides and equipment	2,001,500	1,962,324	1,934,048
Construction in progress	41,078	75,507	93,412
	3,830,546	3,797,119	3,756,240
Less accumulated depreciation	(2,028,345)	(1,995,138)	(1,893,656)
	1,802,201	1,801,981	1,862,584
Goodwill	269,193	266,961	276,238
Other Intangibles, net	50,751	50,288	51,836
Right-of-Use Asset	13,520	13,527	13,322
Other Assets	4,824	6,144	38,268
	$2,664,233	$2,693,412	$2,657,534
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$51,452	$14,272	$24,848
Deferred revenue	275,506	183,354	103,834
Accrued interest	34,402	33,718	30,794
Accrued taxes	13,002	10,775	12,677
Accrued salaries, wages and benefits	28,344	24,975	15,287
Self-insurance reserves	22,336	22,322	23,028
Other accrued liabilities	17,913	10,565	21,005
	442,955	299,981	231,473
Deferred Tax Liability	38,488	39,595	29,698
Derivative Liability	31,690	39,086	37,247
Lease Liability	10,620	10,483	10,072
Non-Current Deferred Revenue	16,061	10,508	97,649
Other Liabilities	5,264	5,952	2,722
Long-Term Debt:
Term debt	256,713	255,025	255,897
Notes	2,704,002	2,699,219	2,404,638
	2,960,715	2,954,244	2,660,535
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(9)	(7)	(5)
Limited partners, 56,829, 56,706 and 56,707 units outstanding as of June 27, 2021, December 31, 2020 and June 28, 2020, respectively	(840,663)	(674,319)	(436,275)
Accumulated other comprehensive (loss) income	(6,178)	2,599	19,128
	(841,560)	(666,437)	(411,862)
	$2,664,233	$2,693,412	$2,657,534

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenues:
Admissions	$99,072	$668	$99,072	$27,317
Food, merchandise and games	83,945	2,860	91,191	22,807
Accommodations, extra-charge products and other	41,120	3,058	43,616	10,097
	224,137	6,586	233,879	60,221
Costs and expenses:
Cost of food, merchandise, and games revenues	23,630	2,005	25,936	8,390
Operating expenses	155,945	66,983	222,099	173,351
Selling, general and administrative	47,066	23,727	77,416	48,536
Depreciation and amortization	33,992	54,923	35,445	60,011
Loss on impairment / retirement of fixed assets, net	1,937	1,036	3,476	7,803
Loss on impairment of goodwill and other intangibles	—	—	—	88,181
Gain on sale of investment	—	—	(2)	—
	262,570	148,674	364,370	386,272
Operating loss	(38,433)	(142,088)	(130,491)	(326,051)
Interest expense	46,005	36,746	90,101	63,965
Net effect of swaps	(3,834)	1,559	(7,396)	21,338
Loss on early debt extinguishment	—	1,696	4	1,696
(Gain) loss on foreign currency	(11,099)	(12,651)	(16,904)	21,551
Other income	(27)	(130)	(105)	(309)
Loss before taxes	(69,478)	(169,308)	(196,191)	(434,292)
Benefit for taxes	(10,608)	(36,756)	(26,905)	(85,763)
Net loss	(58,870)	(132,552)	(169,286)	(348,529)
Net loss allocated to general partner	(1)	(2)	(2)	(4)
Net loss allocated to limited partners	$(58,869)	$(132,550)	$(169,284)	$(348,525)

Net loss	$(58,870)	$(132,552)	$(169,286)	$(348,529)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation adjustment	(5,686)	(6,523)	(8,777)	9,382
Other comprehensive (loss) income, (net of tax)	(5,686)	(6,523)	(8,777)	9,382
Total comprehensive loss	$(64,556)	$(139,075)	$(178,063)	$(339,147)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,622	56,494	56,588	56,455
Net loss per limited partner unit	$(1.04)	$(2.35)	$(2.99)	$(6.17)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,622	56,494	56,588	56,455
Net loss per limited partner unit	$(1.04)	$(2.35)	$(2.99)	$(6.17)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of March 29, 2020	56,703	$(305,152)	$(3)	$5,290	$25,651	$(274,214)
Net loss	—	(132,550)	(2)	—	—	(132,552)
Limited partnership units related to equity-based compensation	4	1,447	—	—	—	1,447
Tax effect of units involved in treasury unit transactions	—	(20)	—	—	—	(20)
Foreign currency translation adjustment, net of tax $(940)	—	—	—	—	(6,523)	(6,523)
Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)
Balance as of March 28, 2021	56,828	$(785,400)	$(8)	$5,290	$(492)	$(780,610)
Net loss	—	(58,869)	(1)	—	—	(58,870)
Limited partnership units related to equity-based compensation	1	3,619	—	—	—	3,619
Tax effect of units involved in treasury unit transactions	—	(13)	—	—	—	(13)
Foreign currency translation adjustment, net of tax $(801)	—	—	—	—	(5,686)	(5,686)
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(348,525)	(4)	—	—	(348,529)
Partnership distribution declared ($0.935 per unit)	—	(53,022)	—	—	—	(53,022)
Limited partnership units related to equity-based compensation	41	(7,966)	—	—	—	(7,966)
Tax effect of units involved in treasury unit transactions	—	(1,761)	—	—	—	(1,761)
Foreign currency translation adjustment, net of tax $1,911	—	—	—	—	9,382	9,382
Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(169,284)	(2)	—	—	(169,286)
Limited partnership units related to equity-based compensation	123	4,501	—	—	—	4,501
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Foreign currency translation adjustment, net of tax $(1,228)	—	—	—	—	(8,777)	(8,777)
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 27, 2021	June 28, 2020
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(169,286)	$(348,529)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	35,445	60,011
Loss on early debt extinguishment	4	1,696
Loss on impairment of goodwill and other intangibles	—	88,181
Non-cash foreign currency (gain) loss on debt	(15,777)	22,955
Non-cash equity based compensation expense (benefit)	9,007	(3,525)
Non-cash deferred income tax benefit	(2,495)	(50,398)
Net effect of swaps	(7,396)	21,338
Other non-cash expenses	7,330	9,381
Changes in assets and liabilities:
(Increase) decrease in receivables	(17,723)	12,461
(Increase) decrease in inventories	677	(22,020)
(Increase) decrease in tax receivable	(19,785)	(38,317)
(Increase) decrease in other assets	(14,034)	(7,948)
Increase (decrease) in accounts payable	33,384	127
Increase (decrease) in deferred revenue	97,157	41,278
Increase (decrease) in accrued interest	617	9,454
Increase (decrease) in accrued salaries, wages and benefits	3,334	(14,167)
Increase (decrease) in other liabilities	6,560	(1,639)
Net cash for operating activities	(52,981)	(219,661)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(25,491)	(100,637)
Proceeds from sale of investment	1,405	—
Net cash for investing activities	(24,086)	(100,637)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Note borrowings	—	1,000,000
Term debt payments	—	(465,125)
Distributions paid to partners	—	(53,022)
Payment of debt issuance costs	(77)	(33,746)
Payments related to tax withholding for equity compensation	(4,507)	(4,618)
Other	(1,563)	(1,649)
Net cash (for) from financing activities	(6,147)	441,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(926)	(2,659)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	(84,140)	118,883
Balance, beginning of period	376,736	182,252
Balance, end of period	$292,596	$301,135
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$83,937	$51,869
Interest capitalized	1,150	1,423
Net cash (refunds) payments for income taxes	(10)	5,984
Capital expenditures in accounts payable	8,302	5,847
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

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to secure additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We have adjusted and may continue to adjust our 2021 operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. We were able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland is operating with capacity restrictions, guest reservations, and other operating protocols in place. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. Furthermore, management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

In the prior year quarterly period ended June 28, 2020, we estimated that some of our parks would remain closed throughout 2020 and some of our parks that had been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar due to the effects of the COVID-19 pandemic. Furthermore, during the second quarter of 2020, we paused collections of guest payments on installment purchase products and extended the usage privileges of 2020 season passes through the 2021 operating season. As a result, we estimated the following working capital amounts would be realized greater than 12 months from the balance sheet date, and these amounts were classified as non-current within the prior year quarterly period unaudited condensed consolidated balance sheet:

(In thousands)
Working Capital Account	Balance Sheet Location	June 28, 2020
Receivables	Other Assets	$8,663
Inventories	Other Assets	9,159
Other current assets	Other Assets	763
		$18,585

Deferred revenue	Non-Current Deferred Revenue	$88,579

In the current year quarterly period ended June 27, 2021, all of our properties were open except for our Canadian property, Canada's Wonderland, which opened in July 2021. Therefore, we expect outstanding working capital amounts to be realized within 12 months from the balance sheet date, including accounts receivable related to outstanding installment purchase products and deferred revenue related to outstanding season passes, with the exception of $5.8 million of deferred revenue expected to be realized greater than 12 months from the balance sheet date due to the extension of validity for Canada's Wonderland season-long products (see Note 3).

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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. For those operating costs that are expensed over each park's operating season, we recognize expense over each park's planned operating days. In 2020, pre-COVID-19 budgeted operating days represented each park's planned operating days. Pre-COVID-19 budgeted operating days more accurately reflected incurred expense, resulted in greater consistency between parks and with historical results, and was more consistent with our interim reporting accounting procedures compared with updating our procedures to recognize expense over the much fewer actual operating days in 2020.

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

	Three months ended		Six months ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
In-park revenues	$190,666	$1,217	$190,666	$44,244
Out-of-park revenues	40,833	5,563	50,980	17,654
Concessionaire remittance	(7,362)	(194)	(7,767)	(1,677)
Net revenues	$224,137	$6,586	$233,879	$60,221

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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders receive a full season of access to our parks. In addition, four of our parks provided their season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season. We identified the loyalty reward as a separate performance obligation and allocated revenue to the season pass and loyalty reward in a manner consistent with other bundled products. The extended validity of the 2020 season-long products, and to a much lesser extent the loyalty reward offering, resulted in a significant amount of revenue being deferred into 2021. Due to the extension of the validity of the 2020 season-long products into 2021, we classified $88.6 million of deferred revenue as non-current as of June 28, 2020 within "Non-Current Deferred Revenue" in the unaudited condensed consolidated balance sheet. In the first quarter of 2021 and in addition to the extended validity through 2021, Knott's Berry Farm also offered a day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, as well as a further extension for out-of-state season pass holders due to more restrictive state guidelines for out-of-state visitors. In the second quarter of 2021, Canada's Wonderland extended its 2020 and 2021 season passes through September 5, 2022. No other parks are offering similar plans. We expect deferred revenue related to our outstanding season-long products to be realized within 12 months from the balance sheet date except for $5.8 million of deferred revenue expected to be recognized in the third quarter of 2022 due to the Canada's Wonderland extension. In order to calculate revenue recognized on 2020 season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products for the 2021 and 2022 operating seasons. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Of the $183.4 million of current deferred revenue recorded as of January 1, 2021, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Approximately $39 million of the current deferred revenue balance as of January 1, 2021 was recognized during the six months ended June 27, 2021. We also recorded $10.5 million of non-current deferred revenue as of January 1, 2021 which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are typically highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of June 27, 2021, December 31, 2020 and June 28, 2020, we recorded a $10.8 million, $8.7 million and $6.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends, including an adjustment for the impact of the COVID-19 pandemic on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland where we resumed collections in June 2021.

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

We concluded indicators of impairment did not exist during the first six months of 2021. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first quarter of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment. We concluded the estimated fair values of the long-lived assets at Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston (collectively "the Schlitterbahn parks") no longer exceeded the related carrying values. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive loss during the first quarter of 2020. The fair value of the long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. Management made significant estimates in performing the impairment test, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Remaining acreage from the former WildWater Kingdom, a separately gated outdoor water park near Cleveland in Aurora, Ohio, was recorded within "Other Assets" in the unaudited condensed consolidated balance sheets ($2.1 million as of December 31, 2020 and $9.0 million as of June 28, 2020). All remaining acreage from this property was sold during the second quarter of 2021.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the first six months of 2021, we concluded indicators of impairment did not exist. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first quarter of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive loss.

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

Changes in the carrying value of goodwill for the six months ended June 27, 2021 and June 28, 2020 were:

(In thousands)	Goodwill
Balance as of December 31, 2020	$266,961
Foreign currency translation	2,232
Balance as of June 27, 2021	$269,193

Balance as of December 31, 2019	$359,654
Impairment	(80,331)
Foreign currency translation	(3,085)
Balance as of June 28, 2020	$276,238

As of June 27, 2021, December 31, 2020, and June 28, 2020, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 27, 2021
Other intangible assets:
Trade names	$49,951	$—	$49,951
License / franchise agreements	4,263	(3,463)	800
Total other intangible assets	$54,214	$(3,463)	$50,751

December 31, 2020
Other intangible assets:
Trade names	$49,454	$—	$49,454
License / franchise agreements	4,259	(3,425)	834
Total other intangible assets	$53,713	$(3,425)	$50,288

June 28, 2020
Other intangible assets:
Trade names	$50,713	$—	$50,713
License / franchise agreements	4,256	(3,133)	1,123
Total other intangible assets	$54,969	$(3,133)	$51,836

(6) Long-Term Debt:
Long-term debt as of June 27, 2021, December 31, 2020, and June 28, 2020 consisted of the following:

(In thousands)	June 27, 2021	December 31, 2020	June 28, 2020

U.S. term loan averaging 1.87% YTD 2021; 2.70% in 2020; 3.08% YTD 2020 (1)	$264,250	$264,250	$264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	450,000	450,000	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	—
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	3,014,250	3,014,250	2,714,250
Less debt issuance costs and original issue discount	(53,535)	(60,006)	(53,715)
	$2,960,715	$2,954,244	$2,660,535
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

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100 million bringing our total senior secured revolving credit facility capacity under the 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. In September 2020, the Third Amendment extended the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility remain unchanged from the Second Amendment. Prior to the Second Amendment and Third Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or CDOR plus 200 bps. The Third Amended 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of June 27, 2021, no borrowings were outstanding under the revolving credit facility.

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

In October 2020, in response to the continuing effects of the COVID-19 pandemic, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). The net proceeds from the offering of the 2028 senior notes is to be used for general corporate and working capital purposes, including fees and expenses related to the transaction. The 2028 senior notes pay interest semi-annually in April and October with the principal due in full on October 1, 2028. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of June 27, 2021, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of June 27, 2021.

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

We have four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. As of June 28, 2020, we had four additional interest rate swap agreements that matured on December 31, 2020 and converted the same notional amount of one-month variable rate LIBOR to a fixed rate of 2.64%. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	June 27, 2021	December 31, 2020	June 28, 2020
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$—	$—	$(7,328)
	Derivative Liability	(31,690)	(39,086)	(37,247)
		$(31,690)	$(39,086)	$(44,575)

Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive loss.

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 27, 2021, December 31, 2020, and June 28, 2020 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 27, 2021		December 31, 2020		June 28, 2020
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$361	$361	$280	$280	$156	$156
Interest rate swaps	Derivative Liability (1)	Level 2	$(31,690)	$(31,690)	$(39,086)	$(39,086)	$(44,575)	$(44,575)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(258,965)	$(264,250)	$(253,680)	$(264,250)	$(252,359)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(453,938)	$(450,000)	$(451,125)	$(450,000)	$(427,500)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(1,041,250)	$(1,000,000)	$(1,043,750)	$(1,000,000)	$(992,500)
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(516,250)	$(500,000)	$(507,500)	$(500,000)	$(465,000)
2028 senior notes	Long-Term Debt (2)	Level 1 (3)	$(300,000)	$(324,000)	$(300,000)	$(318,000)	—	—
2029 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(515,000)	$(500,000)	$(505,625)	$(500,000)	$(462,500)
(1)As of June 28, 2020, $7.3 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $53.5 million, $60.0 million, and $53.7 million as of June 27, 2021, December 31, 2020, and June 28, 2020, respectively.
(3)The 2028 senior notes were based on Level 1 inputs as of June 27, 2021 and Level 2 inputs as of December 31, 2020.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 27, 2021, December 31, 2020 or June 28, 2020.

(9) Loss per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Six months ended
(In thousands, except per unit amounts)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Basic weighted average units outstanding	56,622	56,494	56,588	56,455
Diluted weighted average units outstanding	56,622	56,494	56,588	56,455
Net loss per unit - basic	$(1.04)	$(2.35)	$(2.99)	$(6.17)
Net loss per unit - diluted	$(1.04)	$(2.35)	$(2.99)	$(6.17)

There were approximately 0.4 million and 0.3 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the three months ended June 27, 2021 and June 28, 2020, respectively, as their effect would have been anti-dilutive due to the net loss in each period. There were approximately 0.5 million and 0.4 million potentially dilutive units excluded for the six months ended June 27, 2021 and June 28, 2020, respectively, as their effect would have been anti-dilutive due to the net loss in each period.

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

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). Our consolidated estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state, local and foreign income taxes, certain partnership level income not being subject to federal tax and beneficial rate differences on loss carry backs allowed by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020.

The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.6 million. Second, as of June 27, 2021, the annual effective tax rate included a net benefit of $6.1 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

As of June 27, 2021, $78.6 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States, and an additional $15.3 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada, were recorded within "Current income tax receivable" in the unaudited condensed consolidated balance sheet. We anticipate receiving these tax refunds in the fourth quarter of 2021.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of June 27, 2021, the current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance, advertising, utilities and property taxes, are relatively fixed for a typical operating season and do not vary significantly with attendance.

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

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to secure additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We have adjusted and may continue to adjust our 2021 operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. We were able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland is operating with capacity restrictions, guest reservations, and other operating protocols in place. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the second quarter of 2021, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three and six month periods ended June 27, 2021 and June 28, 2020.

	Three months ended		Six months ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net loss	$(58,870)	$(132,552)	$(169,286)	$(348,529)
Interest expense	46,005	36,746	90,101	63,965
Interest income	(18)	(76)	(31)	(424)
Benefit for taxes	(10,608)	(36,756)	(26,905)	(85,763)
Depreciation and amortization	33,992	54,923	35,445	60,011
EBITDA	10,501	(77,715)	(70,676)	(310,740)
Loss on early debt extinguishment	—	1,696	4	1,696
Net effect of swaps	(3,834)	1,559	(7,396)	21,338
Non-cash foreign currency (gain) loss	(11,018)	(12,515)	(16,822)	21,688
Non-cash equity compensation expense	3,638	1,334	9,007	(3,460)
Loss on impairment / retirement of fixed assets, net	1,937	1,036	3,476	7,803
Loss on impairment of goodwill and other intangibles	—	—	—	88,181
Other (1)	496	(54)	505	170
Adjusted EBITDA	$1,720	$(84,659)	$(81,902)	$(173,324)

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
Out-of-park revenues are defined as revenues from resort, out-of-park food and retail locations, marina, sponsorship, online transaction fees charged to customers and all other out-of-park operations.
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 3).

Six months ended June 27, 2021
Due to the effects of the COVID-19 pandemic, the results for the six months ended June 27, 2021 were not directly comparable with the results for the six months ended June 28, 2020. The current six-month period included 393 operating days compared with a total of 129 operating days for the prior six-month period.

In the current period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except our Canadian property, Canada's Wonderland. Upon opening in 2021, park operating calendars were reduced, guest reservations were required, and some operating restrictions were in place. The current period also included results prior to the May 2021 opening of our parks from limited out-of-park attractions, including some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021. Net revenues from the culinary festival at Knott's Berry Farm were classified as out-of-park revenues. The 393 operating days for the six months ended June 27, 2021 exclude these limited operations at Knott's Berry Farm.

In the prior period and due to the effects of the COVID-19 pandemic, our properties closed on March 14, 2020 and remained closed for the entirety of the second quarter of 2020 with the exception of three parks that opened at the end of the quarter and limited out-of-park operations beginning June 2020. Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston reopened on June 13, 2020, and Worlds of Fun opened on June 22, 2020. Limited out-of-park attractions included some outside retail and food locations at Knott's Berry Farm and Cedar Point and limited resort operations at Cedar Point. Prior period results also included daily operations at Knott's Berry Farm and 16 operating days at the Schlitterbahn parks prior to the March 14, 2020 closure of our properties.

The following table presents key financial information for the six months ended June 27, 2021 and June 28, 2020:

	Six months ended		Increase (Decrease)
	June 27, 2021	June 28, 2020	$	%
	(Amounts in thousands)
Net revenues	$233,879	$60,221	$173,658	288.4%
Operating costs and expenses	325,451	230,277	95,174	41.3%
Depreciation and amortization	35,445	60,011	(24,566)	(40.9)%
Loss on impairment / retirement of fixed assets, net	3,476	7,803	(4,327)	N/M
Loss on impairment of goodwill and other intangibles	—	88,181	(88,181)	N/M
Gain on sale of investment	(2)	—	(2)	N/M
Operating loss	$(130,491)	$(326,051)	$195,560	60.0%

Other Data:
Adjusted EBITDA (1)	$(81,902)	$(173,324)	$91,422	52.7%
Attendance	3,409	974	2,435	250.0%
In-park per capita spending	$55.94	N/M	N/M	N/M
Out-of-park revenues	$50,980	$17,654	$33,326	188.8%

N/M        Not meaningful either due to the nature of the expense line-item or due to minimal operations in the prior period
(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 18.
For the six months ended June 27, 2021, net revenues totaled $233.9 million compared with $60.2 million for the six months ended June 28, 2020. The increase in net revenues was attributable to the 264 operating day increase in the current period resulting in a 2.4 million-visit increase in attendance. In-park per capita spending for the six months ended June 27, 2021 totaled $55.94, which represented higher levels of guest spending across all key revenue categories driven by increases in both pricing and volume. Out-of-park revenues for the six months ended June 27, 2021 increased $33.3 million compared with the six months ended June 28, 2020. The increase in out-of-park revenues was attributable to revenues from the Knott's Berry Farm culinary festival in the current period, as well as the opening of our properties in May 2021. Net revenues for both six month periods were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the six months ended June 27, 2021 increased to $325.5 million from $230.3 million for the six months ended June 28, 2020. This was the result of a $17.5 million increase in cost of goods sold, a $48.7 million increase in operating expenses and a $28.9 million increase in SG&A expense. The increase in cost of goods sold was due to the increase in sales volume related to park operations that recommenced in May 2021. Of the $48.7 million increase in operating expenses, $36.2 million was attributable to an increase in seasonal labor wages. While the majority of the increase in seasonal labor wages was due to the opening of our parks in May 2021 and limited operations in the first six months of 2020, there was also a meaningful increase in the seasonal labor rate which was required to recruit employees in a challenging labor market. The remaining increase in operating expenses was attributable to higher full-time wages and maintenance wages largely due to prior period benefits from the U.S. Employee Retention Credit program and the Canada Emergency Wage Subsidy program, as well as an increase in operating supplies, particularly for live entertainment. The $28.9 million increase in SG&A expense was attributable to prior period declines in the anticipated payout of outstanding performance units and the value of outstanding deferred units, both of which are part of our equity-based compensation plans, current period consulting fees incurred as a result of a business optimization program, and to a lesser extent, increased advertising expense and transaction fees due to current period park openings. Operating costs and expenses were not materially impacted by foreign currency exchange rates in either period.

Depreciation and amortization expense for the six months ended June 27, 2021 decreased $24.6 million compared with the six months ended June 28, 2020 due to 562 fewer planned operating days in the first six months of 2021 compared with planned operating days in the first six months of 2020. We recognize depreciation and amortization expense over planned operating days. The loss on impairment / retirement of fixed assets for the six months ended June 27, 2021 was $3.5 million compared with $7.8 million for the six months ended June 28, 2020. The current period included retirements of assets in the normal course of business. The prior period included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated negative effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 4), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated negative effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for the six months ended June 28, 2020 included impairment charges of $73.6 million, $6.8 million and $7.9 million attributable to goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020 (see Note 5).

After the items above, operating loss for the six months ended June 27, 2021 totaled $130.5 million compared with $326.1 million for the six months ended June 28, 2020.

Interest expense for the six months ended June 27, 2021 increased $26.1 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2028 senior notes issued in October 2020. The net effect of our swaps resulted in a benefit to earnings of $7.4 million for the six months ended June 27, 2021 compared with a $21.3 million charge to earnings for the six months ended June 28, 2020. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $1.7 million loss on early debt extinguishment related to our April 2020 refinancing during the first six months of 2020. During the current period, we also recognized a $16.9 million net benefit to earnings for foreign currency gains and losses compared with a $21.6 million net charge to earnings for the six months ended June 28, 2020. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the six months ended June 27, 2021, a benefit for taxes of $26.9 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $85.8 million for the six months ended June 28, 2020. The decrease in benefit for taxes was attributable to a larger prior period pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.6 million. Second, as of June 27, 2021, the annual effective tax rate included a net benefit of $6.1 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the six months ended June 27, 2021 totaled $169.3 million, or $2.99 per diluted limited partner unit, compared with $348.5 million, or $6.17 per diluted limited partner unit, for the six months ended June 28, 2020.

For the six months ended June 27, 2021, Adjusted EBITDA loss totaled $81.9 million compared with $173.3 million for the six months ended June 28, 2020. The decrease in Adjusted EBITDA loss was due to net revenues generated from the opening of our parks in May 2021 offset somewhat by greater expense incurred in the current year due to park openings, particularly seasonal labor wages and costs of goods sold.

Three months ended June 27, 2021
Due to the effects of the COVID-19 pandemic, the results for the three months ended June 27, 2021 were not directly comparable with the results for the three months ended June 28, 2020. The current three-month period included 393 operating days compared with a total of 39 operating days for the prior three-month period.

In the current period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except our Canadian property, Canada's Wonderland. Upon opening in 2021, park operating calendars were reduced, reservations were required, and some operating restrictions were in place. The current period also included results prior to the May 2021 opening of our parks from limited out-of-park attractions, including some of our hotel properties and a culinary festival at Knott's Berry Farm that ran through May 2, 2021. Net revenues from the culinary festival at Knott's Berry Farm were classified as out-of-park revenues. The 393 operating days for the three months ended June 27, 2021 exclude these limited operations at Knott's Berry Farm.

In the prior period and due to the effects of the COVID-19 pandemic, our properties were closed for the entirety of the second quarter of 2020 with the exception of three parks that opened at the end of the quarter and limited out-of-park operations beginning June 2020. Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston reopened on June 13, 2020, and Worlds of Fun opened on June 22, 2020. Limited out-of-park attractions included some outside retail and food locations at Knott's Berry Farm and Cedar Point and limited resort operations at Cedar Point.

The following table presents key financial information for the three months ended June 27, 2021 and June 28, 2020:

	Three months ended		Increase (Decrease)
	June 27, 2021	June 28, 2020	$	%
	(Amounts in thousands)
Net revenues	$224,137	$6,586	$217,551	N/M
Operating costs and expenses	226,641	92,715	133,926	144.4%
Depreciation and amortization	33,992	54,923	(20,931)	(38.1)%
Loss on impairment / retirement of fixed assets, net	1,937	1,036	901	N/M
Operating loss	$(38,433)	$(142,088)	$103,655	73.0%

Other Data:
Adjusted EBITDA (1)	$1,720	$(84,659)	$86,379	102.0%
Attendance	3,409	38	3,371	N/M
In-park per capita spending	$55.94	N/M	N/M	N/M
Out-of-park revenues	$40,833	$5,563	$35,270	N/M

N/M        Not meaningful either due to minimal operations in the prior period or due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 18.
For the three months ended June 27, 2021, net revenues totaled $224.1 million compared with $6.6 million for the three months ended June 28, 2020. The increase in net revenues was attributable to the 354 operating day increase in the current period resulting in a 3.4 million-visit increase in attendance. In-park per capita spending totaled $55.94 for the three months ended June 27, 2021, which represented higher levels of guest spending across all key revenue categories driven by increases in both pricing and volume. Out-of-park revenues for the three months ended June 27, 2021 increased $35.3 million compared with the three months ended June 28, 2020. The increase in out-of-park revenues was attributable to the opening of our properties in May 2021, as well as revenues from the Knott's Berry Farm culinary festival in the current period. Net revenues for both three month periods were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the three months ended June 27, 2021 increased to $226.6 million from $92.7 million for the three months ended June 28, 2020. This was the result of a $21.6 million increase in cost of goods sold, an $89.0 million increase in operating expenses and a $23.3 million increase in SG&A expense. The increase in cost of goods sold was due to the increase in sales volume related to park operations that recommenced in May 2021. Of the $89.0 million increase in operating expenses, $49.0 million was attributable to an increase in seasonal labor wages. While the majority of the increase in seasonal labor wages was due to the opening of our parks in May 2021 and limited operations in the second quarter of 2020, there was also a meaningful increase in the seasonal labor rate which was required to recruit employees in a challenging labor market. The remaining increase in operating expenses was attributable to higher full-time wages and maintenance wages largely due to prior period benefits from the U.S. Employee Retention Credit program and the Canada Emergency Wage Subsidy program, as well as an increase in operating supplies, particularly for live entertainment and personnel, and maintenance supplies due to a shift in the timing of current period park openings. The $23.3 million increase in SG&A expense was attributable to increased transaction fees and advertising expense due to current period park openings, higher full-time wages attributable to equity compensation and prior period executive salary reductions, as well as consulting fees incurred as a result of a business optimization program. Operating costs and expenses were not materially impacted by foreign currency exchange rates in either period.

Depreciation and amortization expense for the three months ended June 27, 2021 decreased $20.9 million compared with the three months ended June 28, 2020 due to 433 fewer planned operating days in the second quarter of 2021 compared with planned operating days in the second quarter of 2020. We recognize depreciation and amortization expense over planned operating days. The loss on impairment / retirement of fixed assets for the three months ended June 27, 2021 was comparable with the results from the three months ended June 28, 2020 and was due to retirements of assets in the normal course of business.

After the items above, operating loss for the three months ended June 27, 2021 totaled $38.4 million compared with $142.1 million for the three months ended June 28, 2020.

Interest expense for the three months ended June 27, 2021 increased $9.3 million due to interest incurred on the 2028 senior notes issued in October 2020 and 2025 senior notes issued in April 2020. The net effect of our swaps resulted in a benefit to earnings of $3.8 million for the three months ended June 27, 2021 compared with a $1.6 million charge to earnings for the three months ended June 28, 2020. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $1.7 million loss on early debt extinguishment related to our April 2020 refinancing during the three months ended June 28, 2020. During the second quarter of 2021, we also recognized an $11.1 million net benefit to earnings for foreign currency gains and losses compared with a $12.7 million net benefit to earnings for the three months ended June 28, 2020. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended June 27, 2021, a benefit for taxes of $10.6 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $36.8 million for the three months ended June 28, 2020. The decrease in benefit for taxes was attributable to a larger prior period pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $78.6 million. Second, as of June 27, 2021, the annual effective tax rate included a net benefit of $6.1 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the three months ended June 27, 2021 totaled $58.9 million, or $1.04 per diluted limited partner unit, compared with $132.6 million, or $2.35 per diluted limited partner unit, for the three months ended June 28, 2020.

For the three months ended June 27, 2021, Adjusted EBITDA totaled $1.7 million compared with Adjusted EBITDA loss of $84.7 million for the three months ended June 28, 2020. The increase in Adjusted EBITDA was due to net revenues generated from the opening of our parks in May 2021 offset somewhat by greater expense incurred in the current year due to park openings, particularly seasonal labor wages and costs of goods sold.

Supplemental Comparison to 2019
As described above, the results for the three- and six-month periods ended June 27, 2021 were not directly comparable with the results for the three- and six-month periods ended June 28, 2020 due to the closure of our properties in 2020, beginning March 14, 2020, in response to the spread of the COVID-19 pandemic compared with the opening of our properties in May 2021. The results for the three- and six-month periods ended June 27, 2021 were also not directly comparable with the three- and six-month periods ended June 30, 2019 due to the postponed opening of our parks for the 2021 operating season until May 2021, as well as operating restrictions in place upon opening in 2021, compared with a typical operating season in 2019. The following table presents key operational measures for the three and six months ended June 27, 2021 and June 30, 2019:

	Three months ended		Increase (Decrease)		Six months ended		Increase (Decrease)
	June 27, 2021	June 30, 2019	$	%	June 27, 2021	June 30, 2019	$	%
	(Amounts in thousands, except in-park per capita spending and operating days)
Attendance	3,409	8,500	(5,091)	(59.9)%	3,409	9,675	(6,266)	(64.8)%
In-park per capita spending (1)	$55.94	$47.22	$8.72	18.5%	$55.94	$47.09	$8.85	18.8%
Out-of-park revenues (1)	$40,833	$49,344	$(8,511)	(17.2)%	$50,980	$64,105	$(13,125)	(20.5)%

Operating Days	393	726	(333)	(45.9)%	393	827	(434)	(52.5)%
(1)    Net revenues as disclosed within the statements of comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $401.4 million and $14.5 million, respectively, for the three months ended June 30, 2019. In-park revenues and concessionaire remittance totaled $455.6 million and $16.5 million, respectively, for the six months ended June 30, 2019.
In order to provide a more meaningful comparison of our key operational measures, we have provided comparable same-day statistics for attendance and in-park per capita spending. These supplemental comparisons are being used by management for operational decisions, including decisions related to future park operating calendars and pricing. We believe that these supplemental key operational measures provide a more meaningful measure of current demand and guest spending trends due to the material variances in operating days between years.
For attendance and in-park per capita spending, the comparable same-day statistics compare the results from 323 operating days for the three- and six-month periods ended June 27, 2021 with the comparable 323 operating days for the three- and six-month periods ended June 30, 2019. The 323 operating days for the three- and six-month periods ended June 27, 2021 included the 393 total operating days for the current periods less 70 operating days from the Schlitterbahn parks which were acquired on July 1, 2019. No adjustments otherwise were made to the daily data from either period, including no adjustments to reflect the impact of fewer operating hours within an operating day or operating restrictions in place in 2021.

Attendance for the three and six months ended June 27, 2021 represented approximately 70% of attendance for the first three and six months of 2019 on a comparable same-day basis driven by general admission and season pass attendance and offset by an expected slower recovery in group sales attendance. In-park per capita spending for the three and six months ended June 27, 2021 represented approximately 115% of in-park per capita spending for the first three and six months of 2019 on a comparable same-day basis (2). The increase in in-park per capita spending on a comparable same-day basis was attributable to increases in all spending categories, particularly extra-charge attractions, including front-of-line FastLane products, and food, merchandise and games spending.

Due to the nature of out-of-park revenues, we are not able to produce comparable same-day statistics. Out-of-park revenues for the three and six months ended June 27, 2021 represented approximately 80% of out-of-park revenues for the first three and six months of 2019. The decrease in out-of-park revenues was attributable to the delayed opening of our parks in 2021 until May 2021 which was somewhat offset by revenues from the Knott's Berry Farm culinary festival in the current period.

All three key operating measures increased from the initial opening of our parks in May 2021 through the end of the second quarter of 2021.

(2)    On a comparable same-day basis, we excluded $15.4 million of in-park revenues and 0.3 million visits for the three and six months ended June 27, 2021 to exclude the results of the Schlitterbahn parks which were acquired on July 1, 2019. We also excluded $185.2 million of in-park revenues and 4.1 million visits for the three months ended June 30, 2019 to exclude the results of 2019 operating days without equivalent 2021 operating days. Lastly, we excluded $239.5 million of in-park revenues and 5.3 million visits for the six months ended June 30, 2019 to exclude the results of 2019 operating days without equivalent 2021 operating days.

July Update
Preliminary net revenues for the seven months ended August 1, 2021 were approximately $587 million. Attendance totaled 8.6 million guests, in-park per capita spending was $59.57, and out-of-park revenues totaled $91 million. Given the effects of the COVID-19 pandemic and suspension of park operations in 2020, we compared the results for the five weeks ended August 1, 2021 with the results for the five weeks ended August 4, 2019. Attendance for the five weeks ended August 1, 2021 totaled 5.2 million visits, a 23% decrease compared with the five weeks ended August 4, 2019. Attendance for the current five-week period represented approximately 85% of the attendance for the five week period ended August 4, 2019 on a comparable same-day basis, which excludes 0.5 million visits for the five weeks ended August 4, 2019 to exclude the results of 2019 operating days without equivalent 2021 operating days. In-park per capita spending was $61.93, a 22% increase compared with the five week period ended August 4, 2019. Out-of-park revenues for the five weeks ended August 1, 2021 were comparable to the results for the five weeks ended August 4, 2019.

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

Due to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants including issuing $1.3 billion of senior notes, amending our term debt and revolving credit agreement, reducing operating expenses, including labor costs, suspending capital expenditures, and suspending quarterly partnership distributions. Due to limited open operations, our 2020 and first quarter 2021 liquidity needs were funded from cash on hand from the recently issued senior notes. We began to generate positive cash flows from operations during the second quarter of 2021. As of June 27, 2021, we had cash on hand of $292.6 million and $359.1 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the third quarter of 2022.

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

For the 2021 operating season, capital investments will again be less than pre-COVID historical levels, as many new rides and attractions originally planned for the 2020 operating season were introduced to our guests in 2021. For 2021, we expect to invest between $75 million and $100 million in capital expenditures, roughly equally split between the completion of select unfinished projects from 2020, including the renovation of some of our resort properties, essential compliance and infrastructure requirements, and the start of projects planned for the 2022 operating season. We may invest in additional capital expenditures over the 2021 operating season as conditions permit. For 2022, we expect to invest between $175 million and $200 million in capital expenditures. Due to the issuance of $1.3 billion of senior notes in 2020, we anticipate $175 million in annual cash interest in 2021 of which 80% of the payments occur in the second and fourth quarter. We are expecting to receive $78.6 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States and an additional $15.3 million in tax refunds attributable to net operating losses being carried back to prior years in Canada. We anticipate receiving these tax refunds in the fourth quarter of 2021. Also, in 2021, we anticipate cash payments for income taxes to range from $5 million to $10 million, exclusive of these tax refunds. We anticipate funding our remaining 2021 liquidity needs from cash on hand and cash from operating activities.

Working Capital
In the prior year quarterly period ended June 28, 2020, we estimated that some of our parks would remain closed throughout 2020 and some of our parks that had been able to open would be compelled to close for the 2020 operating season earlier than the park's typical operating calendar due to the effects of the COVID-19 pandemic. Furthermore, during the second quarter of 2020, we paused collections of guest payments on installment purchase products and extended the usage privileges of 2020 season passes through the 2021 operating season. As a result, we estimated the following working capital amounts would be realized greater than 12 months from the balance sheet date, and these amounts were classified as non-current within the prior year quarterly period unaudited condensed consolidated balance sheet:

(In thousands)
Working Capital Account	Balance Sheet Location	June 28, 2020
Receivables	Other Assets	$8,663
Inventories	Other Assets	9,159
Other current assets	Other Assets	763
		$18,585

Deferred revenue	Non-Current Deferred Revenue	$88,579

In the current year quarterly period ended June 27, 2021, all of our properties were open except for our Canadian property, Canada's Wonderland, which opened in July 2021. Therefore, we expect outstanding working capital amounts to be realized within 12 months from the June 27, 2021 balance sheet date, including accounts receivable related to outstanding installment purchase products and deferred revenue related to outstanding season passes, with the exception of $5.8 million of deferred revenue expected to be realized greater than 12 months from the balance sheet date due to the extension of validity for Canada's Wonderland season passes (see Note 3).
Operating Activities
Net cash for operating activities for the first six months of 2021 totaled $53.0 million, a decrease of $166.7 million compared with the same period in the prior year. The decrease in net cash for operating activities was largely attributable to the opening of all of our U.S. properties in May 2021, including cash received from advance sales of season passes and other products.
Investing Activities
Net cash for investing activities for the first six months of 2021 totaled $24.1 million, a decrease of $76.6 million compared with the same period in the prior year. The decrease in net cash for investing activities was due to a planned reduction in capital spending for 2021.
Financing Activities
Net cash for financing activities for the first six months of 2021 totaled $6.1 million, a decrease of $448.0 million compared with net cash from financing activities for the same period in the prior year. The decrease was attributable to net cash proceeds from the April 2020 refinancing in the prior period, including the issuance of the 2025 senior notes and prepayment of a portion of our term debt, somewhat offset by the first quarter 2020 partnership distribution.
Contractual Obligations
As of June 27, 2021, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Third Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of June 27, 2021.

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

•$300 million of 6.500% senior unsecured notes, maturing in October 2028, issued at par. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. The 2028 senior notes pay interest semi-annually in April and October.

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

•No borrowings under the $375 million senior secured revolving credit facility under our Third Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The remaining $75 million of the revolving credit facility bears interest at LIBOR plus 300 bps or CDOR plus 200 bps and requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. $300 million of the revolving credit facility is scheduled to mature in December 2023 and $75 million of the revolving credit facility is scheduled to mature in April 2022. The Third Amended 2017 Credit Agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.9 million as of June 27, 2021, we had $359.1 million of available borrowings under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

As of June 27, 2021, we have four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of June 27, 2021, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. As of June 27, 2021, we were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of June 27, 2021.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we have issued five tranches of fixed rate senior notes: the 2024, 2025, 2027, 2028 and 2029 senior notes (“senior notes”). The 2024, 2027, 2028 and 2029 senior notes (the “registered senior notes”) have been registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") are the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under the Third Amended 2017 Credit Agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

The 2024, 2027, 2028 and 2029 senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt, including the other registered senior notes. However, the 2024, 2027, 2028 and 2029 senior notes are ranked effectively junior to our secured debt under the Third Amended 2017 Credit Agreement and the 2025 senior notes to the extent of the value of the assets securing such debt.

In the event that the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor is released from its obligations under our senior secured credit facilities (or the Third Amended 2017 Credit Agreement), such entity will also be released from its obligations under the registered senior notes. In addition, the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor can be released from its obligations under the 2024, 2027, 2028 and 2029 senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the 2024, 2027, 2028 and 2029 senior notes: i) any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of Cedar Fair or a sale or disposition of all or substantially all of the assets of such entity; ii) if such entity is dissolved or liquidated; iii) if we designate such entity as an Unrestricted Subsidiary; iv) upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary of Cedar Fair or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We have presented each entity that is a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guarantee the 2024 senior notes include the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair do not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries are immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $12.7 million and $11.5 million as of June 27, 2021 and December 31, 2020, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of June 27, 2021
Current Assets	$1,128	$52,275	$43,222	$390,639	$1,095,828
Non-Current Assets	(234,552)	921,483	537,219	2,339,420	1,764,660
Current Liabilities	459,479	634,815	23,492	309,875	60,949
Non-Current Liabilities	146,562	36,954	469,386	2,376,797	91,245
Balance as of December 31, 2020
Current Assets	$421	$33,985	$44,465	$464,779	$1,044,779
Non-Current Assets	(30,651)	995,507	528,281	2,311,502	1,820,745
Current Liabilities	488,799	573,244	18,235	200,107	40,412
Non-Current Liabilities	146,106	44,778	461,903	2,370,939	91,835

Six Months Ended June 27, 2021
Net revenues	$—	$33,845	$164	$184,532	$73,449
Operating (loss) income	(46,504)	(135,172)	(9,670)	66,396	(4,917)
Net loss	(168,494)	(103,378)	(253)	—	(11,619)
Twelve Months Ended December 31, 2020
Net revenues	$—	$102	$440	$510,077	$150,439
Operating (loss) income	(198,769)	(322,420)	(37,655)	109,688	(121,437)
Net loss	(588,690)	(359,984)	(54,046)	—	(149,704)

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.0 million as of June 27, 2021 and $12.7 million as of December 31, 2020; Non-Current Assets - $2,228.8 million as of June 27, 2021 and $2,201.8 million as of December 31, 2020; and Net revenues - $45.4 million as of June 27, 2021 and $130.3 million as of December 31, 2020. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

As of June 27, 2021, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on our revolving credit borrowings of approximately $12.3 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $2.2 million decrease in annual operating loss for the trailing twelve months ended June 27, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 27, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2021.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, many of our employees continued working from home during the fiscal quarter ended June 27, 2021. We are monitoring and assessing the changing business environment resulting from the COVID-19 pandemic and the related effect on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 27, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 29 - April 30	—	—	—	$—
May 1 - May 31	400	$46.52	—	—
June 1 - June 27	—	—	—	—
Total	400	$46.52	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)
Transition and Release Agreement, dated June 8, 2021, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield E. Milkie. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 9, 2021.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 27, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 27, 2021 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 5, 2021	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 5, 2021	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer