Form 10-Q
period 2021-09-26
CEDAR FAIR L P
filed 2021-11-03
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of October 29, 2021
Depositary Units (Representing Limited Partner Interests)	56,842,303
Page 1 of 33 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 26, 2021	December 31, 2020	September 27, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$562,661	$376,736	$225,470
Receivables	61,749	34,445	40,305
Inventories	36,861	47,479	50,733
Current income tax receivable	63,178	69,104	6,208
Other current assets	23,922	26,747	17,794
	748,371	554,511	340,510
Property and Equipment:
Land	443,001	442,708	438,893
Land improvements	485,435	467,176	463,838
Buildings	857,610	849,404	832,067
Rides and equipment	1,994,977	1,962,324	1,954,787
Construction in progress	44,415	75,507	83,472
	3,825,438	3,797,119	3,773,057
Less accumulated depreciation	(2,095,666)	(1,995,138)	(1,959,443)
	1,729,772	1,801,981	1,813,614
Goodwill	267,216	266,961	263,860
Other Intangibles, net	50,127	50,288	49,717
Right-of-Use Asset	14,061	13,527	13,021
Other Assets	4,940	6,144	20,796
	$2,814,487	$2,693,412	$2,501,518
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$49,085	$14,272	$16,305
Deferred revenue	186,526	183,354	156,488
Accrued interest	58,919	33,718	50,666
Accrued taxes	14,706	10,775	13,307
Accrued salaries, wages and benefits	63,641	24,975	20,696
Self-insurance reserves	24,286	22,322	22,037
Other accrued liabilities	19,440	10,565	17,864
	416,603	299,981	297,363
Deferred Tax Liability	47,538	39,595	2,525
Derivative Liability	28,504	39,086	38,713
Lease Liability	11,146	10,483	9,873
Non-Current Deferred Revenue	24,037	10,508	36,180
Other Liabilities	5,261	5,952	6,260
Long-Term Debt:
Term debt	257,559	255,025	256,358
Notes	2,706,484	2,699,219	2,405,576
	2,964,043	2,954,244	2,661,934
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(7)	(7)	(6)
Limited partners, 56,842, 56,706 and 56,706 units outstanding as of September 26, 2021, December 31, 2020 and September 27, 2020, respectively	(689,662)	(674,319)	(570,922)
Accumulated other comprehensive income	1,734	2,599	14,308
	(682,645)	(666,437)	(551,330)
	$2,814,487	$2,693,412	$2,501,518

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net revenues:
Admissions	$381,777	$33,411	$480,849	$60,728
Food, merchandise and games	235,619	34,462	326,810	57,269
Accommodations, extra-charge products and other	136,008	19,584	179,624	29,681
	753,404	87,457	987,283	147,678
Costs and expenses:
Cost of food, merchandise, and games revenues	59,502	11,638	85,438	20,028
Operating expenses	273,426	100,818	495,525	274,169
Selling, general and administrative	90,863	28,145	168,279	76,681
Depreciation and amortization	77,461	67,436	112,906	127,447
Loss on impairment / retirement of fixed assets, net	2,397	727	5,873	8,530
Loss on impairment of goodwill and other intangibles	—	15,818	—	103,999
Gain on sale of investment	—	(11)	(2)	(11)
	503,649	224,571	868,019	610,843
Operating income (loss)	249,755	(137,114)	119,264	(463,165)
Interest expense	46,270	40,376	136,371	104,341
Net effect of swaps	(3,186)	(1,558)	(10,582)	19,780
Loss on early debt extinguishment	—	317	4	2,013
Loss (gain) on foreign currency	15,163	(9,567)	(1,741)	11,984
Other income	(243)	(28)	(348)	(337)
Income (loss) before taxes	191,751	(166,654)	(4,440)	(600,946)
Provision (benefit) for taxes	43,764	(30,393)	16,859	(116,156)
Net income (loss)	147,987	(136,261)	(21,299)	(484,790)
Net income (loss) allocated to general partner	2	(1)	—	(5)
Net income (loss) allocated to limited partners	$147,985	$(136,260)	$(21,299)	$(484,785)

Net income (loss)	$147,987	$(136,261)	$(21,299)	$(484,790)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	7,912	(4,820)	(865)	4,562
Other comprehensive income (loss), (net of tax)	7,912	(4,820)	(865)	4,562
Total comprehensive income (loss)	$155,899	$(141,081)	$(22,164)	$(480,228)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,628	56,497	56,601	56,469
Net income (loss) per limited partner unit	$2.61	$(2.41)	$(0.38)	$(8.58)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	57,009	56,497	56,601	56,469
Net income (loss) per limited partner unit	$2.60	$(2.41)	$(0.38)	$(8.58)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of June 28, 2020	56,707	$(436,275)	$(5)	$5,290	$19,128	$(411,862)
Net loss	—	(136,260)	(1)	—	—	(136,261)
Partnership distribution declared	—	2	—	—	—	2
Limited partnership units related to equity-based compensation	(1)	1,612	—	—	—	1,612
Tax effect of units involved in treasury unit transactions	—	(1)	—	—	—	(1)
Foreign currency translation adjustment, net of tax $(711)	—	—	—	—	(4,820)	(4,820)
Balance as of September 27, 2020	56,706	$(570,922)	$(6)	$5,290	$14,308	$(551,330)
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)
Net income	—	147,985	2	—	—	147,987
Limited partnership units related to equity-based compensation	13	3,096	—	—	—	3,096
Tax effect of units involved in treasury unit transactions	—	(80)	—	—	—	(80)
Foreign currency translation adjustment, net of tax $1,083	—	—	—	—	7,912	7,912
Balance as of September 26, 2021	56,842	$(689,662)	$(7)	$5,290	$1,734	$(682,645)

For the nine months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(484,785)	(5)	—	—	(484,790)
Partnership distribution declared ($0.935 per unit)	—	(53,020)	—	—	—	(53,020)
Limited partnership units related to equity-based compensation	40	(6,354)	—	—	—	(6,354)
Tax effect of units involved in treasury unit transactions	—	(1,762)	—	—	—	(1,762)
Foreign currency translation adjustment, net of tax $1,201	—	—	—	—	4,562	4,562
Balance as of September 27, 2020	56,706	$(570,922)	$(6)	$5,290	$14,308	$(551,330)
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(21,299)	—	—	—	(21,299)
Limited partnership units related to equity-based compensation	136	7,597	—	—	—	7,597
Tax effect of units involved in treasury unit transactions	—	(1,641)	—	—	—	(1,641)
Foreign currency translation adjustment, net of tax $(145)	—	—	—	—	(865)	(865)
Balance as of September 26, 2021	56,842	$(689,662)	$(7)	$5,290	$1,734	$(682,645)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net loss	$(21,299)	$(484,790)
Adjustments to reconcile net loss to net cash from (for) operating activities:
Depreciation and amortization	112,906	127,447
Loss on early debt extinguishment	4	2,013
Loss on impairment of goodwill and other intangibles	—	103,999
Non-cash foreign currency (gain) loss on debt	(1,930)	13,647
Non-cash equity based compensation expense (benefit)	11,910	(1,842)
Non-cash deferred income tax provision (benefit)	7,779	(78,296)
Net effect of swaps	(10,582)	19,780
Other non-cash expenses	13,873	12,408
Changes in assets and liabilities:
(Increase) decrease in receivables	(27,292)	22,712
(Increase) decrease in inventories	10,634	(17,950)
(Increase) decrease in tax receivable	9,908	(41,993)
(Increase) decrease in other assets	2,374	(2,727)
Increase (decrease) in accounts payable	31,313	(3,499)
Increase (decrease) in deferred revenue	16,631	32,235
Increase (decrease) in accrued interest	25,181	29,380
Increase (decrease) in accrued salaries, wages and benefits	38,659	(8,796)
Increase (decrease) in other liabilities	10,059	820
Net cash from (for) operating activities	230,128	(275,452)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(39,548)	(120,883)
Proceeds from sale of investment	1,405	2,109
Net cash for investing activities	(38,143)	(118,774)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Note borrowings	—	1,000,000
Term debt payments	—	(465,125)
Distributions paid to partners	—	(53,020)
Payment of debt issuance costs	(132)	(35,738)
Payments related to tax withholding for equity compensation	(4,583)	(4,624)
Other	(1,371)	(1,650)
Net cash (for) from financing activities	(6,086)	439,843
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26	(2,399)
CASH AND CASH EQUIVALENTS
Net increase for the period	185,925	43,218
Balance, beginning of period	376,736	182,252
Balance, end of period	$562,661	$225,470
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$102,682	$69,780
Interest capitalized	1,457	1,961
Net cash payments for income taxes	5,578	7,533
Capital expenditures in accounts payable	6,560	1,146
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

(1) Description of the Business and Significant Accounting Policies:
Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to secure additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland is operating with capacity restrictions, guest reservations, and other operating protocols in place. We adjusted and may continue to adjust our 2021 operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. Furthermore, management has made significant estimates and assumptions to determine our liquidity requirements and estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

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

(3) Revenue Recognition:
As disclosed within the unaudited condensed consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The amounts are not comparable due to the effects of the COVID-19 pandemic.

	Three months ended		Nine months ended
(In thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
In-park revenues	$692,013	$61,764	$882,679	$106,008
Out-of-park revenues	83,074	29,051	134,054	46,705
Concessionaire remittance	(21,683)	(3,358)	(29,450)	(5,035)
Net revenues	$753,404	$87,457	$987,283	$147,678
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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. In addition, four of our parks provided their season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season. We identified the loyalty reward as a separate performance obligation and allocated revenue to the season pass and loyalty reward in a manner consistent with other bundled products. The extended validity of the 2020 season-long products, and to a much lesser extent the loyalty reward offering, resulted in a significant amount of revenue being deferred into 2021. In the first quarter of 2021 and in addition to the extended validity through 2021, Knott's Berry Farm also offered a day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, as well as a further extension for out-of-state season pass holders due to more restrictive state guidelines for out-of-state visitors. In the second quarter of 2021, Canada's Wonderland extended its 2020 and 2021 season passes through September 5, 2022. No other parks offered similar plans. We expect deferred revenue related to our outstanding 2020 and 2021 season-long products to be realized within 12 months from the balance sheet date. In order to calculate revenue recognized on 2020 season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products for the 2021 and 2022 operating seasons. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Of the $183.4 million of current deferred revenue recorded as of January 1, 2021, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. Approximately $141 million of the current deferred revenue balance as of January 1, 2021 was recognized during the nine months ended September 26, 2021. We also had recorded $10.5 million of non-current deferred revenue as of January 1, 2021 which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2039.

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current within "Non-Current Deferred Revenue" in the unaudited condensed consolidated balance sheets. As of September 26, 2021, $13.9 million of the total non-current deferred revenue balance represented estimated fourth quarter 2022 usage of 2022 season-long products. As of September 27, 2020 and due to the extension of the validity of the 2020 season-long products into 2021, $27.1 million of the total non-current deferred revenue balance represented estimated fourth quarter 2021 usage of both 2020 and 2021 season-long products. The remainder of the non-current deferred revenue balance in both periods was largely attributable to the lease of a portion of the California's Great America parking lot.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables are typically highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of September 26, 2021, December 31, 2020 and September 27, 2020, we recorded a $14.4 million, $8.7 million and $8.5 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends, including an adjustment for the impact of the COVID-19 pandemic on our customers' ability to pay based on collection rates since March 2020. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland where we resumed collections in June 2021.

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

We concluded indicators of impairment did not exist during the first nine months of 2021. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first and third quarters of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets for impairment. We concluded the estimated fair values of the long-lived assets at Schlitterbahn Waterpark & Resort New Braunfels and Schlitterbahn Waterpark Galveston (collectively "the Schlitterbahn parks") no longer exceeded the related carrying values during the first quarter of 2020. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment /

retirement of fixed assets" within the unaudited condensed consolidated statement of operations and comprehensive loss during the first quarter of 2020. The fair value of the long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. We performed additional impairment testing during the third quarter of 2020 due to a further decline in our financial performance projections. Our impairment testing during the third quarter of 2020 resulted in no further impairment of our long-lived assets. Management made significant estimates in performing the impairment tests, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Remaining acreage from the former WildWater Kingdom, a separately gated outdoor water park near Cleveland in Aurora, Ohio, was recorded within "Other Assets" in the prior period unaudited condensed consolidated balance sheets ($2.1 million as of December 31, 2020 and $7.5 million as of September 27, 2020). All remaining acreage from this property was sold during the second quarter of 2021.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the first nine months of 2021, we concluded indicators of impairment did not exist. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first and third quarters of 2020 and due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our goodwill and indefinite-lived intangible assets for impairment. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. We also recorded an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive loss.

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

Changes in the carrying value of goodwill for the nine months ended September 26, 2021 and September 27, 2020 were:

(In thousands)	Goodwill
Balance as of December 31, 2020	$266,961
Foreign currency translation	255
Balance as of September 26, 2021	$267,216

Balance as of December 31, 2019	$359,654
Impairment	(93,929)
Foreign currency translation	(1,865)
Balance as of September 27, 2020	$263,860

As of September 26, 2021, December 31, 2020, and September 27, 2020, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 26, 2021
Other intangible assets:
Trade names	$49,511	$—	$49,511
License / franchise agreements	4,262	(3,646)	616
Total other intangible assets	$53,773	$(3,646)	$50,127

December 31, 2020
Other intangible assets:
Trade names	$49,454	$—	$49,454
License / franchise agreements	4,259	(3,425)	834
Total other intangible assets	$53,713	$(3,425)	$50,288

September 27, 2020
Other intangible assets:
Trade names	$48,764	$—	$48,764
License / franchise agreements	4,257	(3,304)	953
Total other intangible assets	$53,021	$(3,304)	$49,717

(6) Long-Term Debt:
Long-term debt as of September 26, 2021, December 31, 2020, and September 27, 2020 consisted of the following:

(In thousands)	September 26, 2021	December 31, 2020	September 27, 2020

U.S. term loan averaging 1.86% YTD 2021; 2.70% in 2020; 2.85% YTD 2020 (1)	$264,250	$264,250	$264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	450,000	450,000	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	—
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	3,014,250	3,014,250	2,714,250
Less debt issuance costs and original issue discount	(50,207)	(60,006)	(52,316)
	$2,964,043	$2,954,244	$2,661,934
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

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100 million bringing our total senior secured revolving credit facility capacity under the 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. In September 2020, the Third Amendment extended the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility remain unchanged from the Second Amendment. Prior to the Second Amendment and Third Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or CDOR plus 200 bps. The Third Amended 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit. As of September 26, 2021, no borrowings were outstanding under the revolving credit facility.

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

Covenants
The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. We were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement during the nine months ended September 26, 2021.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of September 26, 2021.

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

We have four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. As of September 27, 2020, we had four additional interest rate swap agreements that matured on December 31, 2020 and converted the same notional amount of one-month variable rate LIBOR to a fixed rate of 2.64%. None of the interest rate swap agreements are designated as hedging instruments. The fair market value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	September 26, 2021	December 31, 2020	September 27, 2020
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other accrued liabilities	$—	$—	$(4,303)
	Derivative Liability	(28,504)	(39,086)	(38,713)
		$(28,504)	$(39,086)	$(43,016)
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 26, 2021, December 31, 2020, and September 27, 2020 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 26, 2021		December 31, 2020		September 27, 2020
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$561	$561	$280	$280	$163	$163
Interest rate swaps	Derivative Liability (1)	Level 2	$(28,504)	$(28,504)	$(39,086)	$(39,086)	$(43,016)	$(43,016)
Other financial assets (liabilities):
Term debt	Long-Term Debt (2)	Level 2	$(264,250)	$(258,965)	$(264,250)	$(253,680)	$(264,250)	$(244,431)
2024 senior notes	Long-Term Debt (2)	Level 1	$(450,000)	$(454,500)	$(450,000)	$(451,125)	$(450,000)	$(433,125)
2025 senior notes	Long-Term Debt (2)	Level 2	$(1,000,000)	$(1,040,000)	$(1,000,000)	$(1,043,750)	$(1,000,000)	$(1,010,000)
2027 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(514,375)	$(500,000)	$(507,500)	$(500,000)	$(487,500)
2028 senior notes	Long-Term Debt (2)	Level 1 (3)	$(300,000)	$(322,500)	$(300,000)	$(318,000)	—	—
2029 senior notes	Long-Term Debt (2)	Level 1	$(500,000)	$(512,500)	$(500,000)	$(505,625)	$(500,000)	$(476,250)
(1)As of September 27, 2020, $4.3 million of the fair value of our swap portfolio was classified as current and recorded in "Other accrued liabilities".
(2)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $50.2 million, $60.0 million, and $52.3 million as of September 26, 2021, December 31, 2020, and September 27, 2020, respectively.
(3)The 2028 senior notes were based on Level 1 inputs as of September 26, 2021 and Level 2 inputs as of December 31, 2020.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative effects of the COVID-19 pandemic on our expected future operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment during the first and third quarters of 2020. We concluded the estimated fair value of goodwill and long-lived assets at the Schlitterbahn parks reporting unit and the Schlitterbahn trade name, and the estimated fair value of goodwill at the Dorney Park reporting unit no longer exceeded their carrying values. Therefore, as of March 29, 2020 and September 27, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. We also recorded an $11.3 million and $2.2 million impairment charge to goodwill and the trade name at the Schlitterbahn parks, respectively, and a $2.3 million impairment charge to goodwill at Dorney Park during the third quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statement of operations and comprehensive loss.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of September 26, 2021, December 31, 2020 or September 27, 2020.

(9) Income (Loss) per Unit:
Net income (loss) per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Nine months ended
(In thousands, except per unit amounts)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Basic weighted average units outstanding	56,628	56,497	56,601	56,469
Effect of dilutive units:
Deferred units	46	—	—	—
Performance units	92	—	—	—
Restricted units	217	—	—	—
Unit options	26	—	—	—
Diluted weighted average units outstanding	57,009	56,497	56,601	56,469
Net income (loss) per unit - basic	$2.61	$(2.41)	$(0.38)	$(8.58)
Net income (loss) per unit - diluted	$2.60	$(2.41)	$(0.38)	$(8.58)

There were approximately 0.3 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the three months ended September 27, 2020 as their effect would have been anti-dilutive due to the net loss in the period. There were approximately 0.7 million and 0.4 million potentially dilutive units excluded for the nine months ended September 26, 2021 and September 27, 2020, respectively, as their effect would also have been anti-dilutive due to the net loss in each period.

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

The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $79.7 million. Second, as of September 26, 2021, the annual effective tax rate included a net benefit of $2.3 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

As of September 26, 2021, $79.7 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States, and an additional $9.5 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada, were recorded within "Current income tax receivable" in the unaudited condensed consolidated balance sheet. We anticipate receiving these tax refunds in the fourth quarter of 2021. These amounts were offset by accrued tax payments within the same jurisdictions for tax year 2021.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of September 26, 2021, the current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

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

Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to secure additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland is operating with capacity restrictions, guest reservations, and other operating protocols in place. We adjusted and may continue to adjust our 2021 operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the third quarter of 2021, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three and nine month periods ended September 26, 2021, September 27, 2020 and September 29, 2019. Due to the effects of the COVID-19 pandemic on our 2020 results, we included comparisons to 2019 in addition to comparisons to 2020 within the Results of Operations.

	Three months ended			Nine months ended
(In thousands)	September 26, 2021	September 27, 2020	September 29, 2019	September 26, 2021	September 27, 2020	September 29, 2019
Net income (loss)	$147,987	$(136,261)	$189,955	$(21,299)	$(484,790)	$169,580
Interest expense	46,270	40,376	27,967	136,371	104,341	71,814
Interest income	(35)	(25)	(807)	(66)	(449)	(1,121)
Provision (benefit) for taxes	43,764	(30,393)	48,815	16,859	(116,156)	43,506
Depreciation and amortization	77,461	67,436	68,335	112,906	127,447	137,828
EBITDA	315,447	(58,867)	334,265	244,771	(369,607)	421,607
Loss on early debt extinguishment	—	317	—	4	2,013	—
Net effect of swaps	(3,186)	(1,558)	3,910	(10,582)	19,780	21,068
Non-cash foreign currency loss (gain)	15,157	(9,561)	5,617	(1,665)	12,127	(12,528)
Non-cash equity compensation expense	2,903	1,618	2,930	11,910	(1,842)	8,760
Loss on impairment / retirement of fixed assets, net	2,397	727	1,675	5,873	8,530	3,781
Loss on impairment of goodwill and other intangibles	—	15,818	—	—	103,999	—
Gain on sale of investment	—	(11)	—	(2)	(11)	(617)
Acquisition-related costs	—	—	6,292	—	16	7,238
Other (1)	650	29	499	1,157	183	782
Adjusted EBITDA	$333,368	$(51,488)	$355,188	$251,466	$(224,812)	$450,091

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

Nine months ended September 26, 2021 vs. Nine months ended September 27, 2020
Due to the effects of the COVID-19 pandemic, the results for the nine months ended September 26, 2021 were not directly comparable with the results for the nine months ended September 27, 2020. The current nine-month period included 1,381 operating days compared with a total of 443 operating days for the nine-month period ended September 27, 2020.

In the current period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except for our Canadian property, Canada's Wonderland, which opened in July 2021. Upon opening in 2021, park operating calendars were reduced, guest reservations were required, and some operating restrictions were in place. We removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout the third quarter of 2021. We adjusted our 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September. The current period also included results prior to the May 2021 opening of our parks from limited out-of-park operations, including the operation of some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021.

For the nine-month period ended September 27, 2020 and due to the effects of the COVID-19 pandemic, our properties closed on March 14, 2020. Eight of our 13 properties resumed partial operations on a staggered basis during the third quarter of 2020 with opening dates beginning in mid-June and continuing through mid-July. During this time, we also reopened operations at some of our out-of-park operations, such as hotel operations. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals which were classified as out-of-park revenues. The 2020 results also included daily operations at Knott's Berry Farm and 16 operating days at the Schlitterbahn parks prior to the March 14, 2020 closure of our properties.

The following table presents key financial information for the nine months ended September 26, 2021 and September 27, 2020:

	Nine months ended		Increase (Decrease)
	September 26, 2021	September 27, 2020	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$987,283	$147,678	$839,605	N/M
Operating costs and expenses	749,242	370,878	378,364	102.0%
Depreciation and amortization	112,906	127,447	(14,541)	(11.4)%
Loss on impairment / retirement of fixed assets, net	5,873	8,530	(2,657)	N/M
Loss on impairment of goodwill and other intangibles	—	103,999	(103,999)	N/M
Gain on sale of investment	(2)	(11)	9	N/M
Operating income (loss)	$119,264	$(463,165)	$582,429	125.7%

Other Data:
Adjusted EBITDA (1)	$251,466	$(224,812)	$476,278	N/M
Attendance	14,178	2,280	11,898	N/M
In-park per capita spending	$62.26	$46.49	$15.77	33.9%
Out-of-park revenues	$134,054	$46,705	$87,349	187.0%
Operating days	1,381	443	938	N/M

N/M        Not meaningful either due to the nature of the expense line-item or due to minimal operations in the prior period
(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 18.
For the nine months ended September 26, 2021, net revenues totaled $987.3 million compared with $147.7 million for the nine months ended September 27, 2020. The increase in net revenues was attributable to the 938 operating day increase in the current period resulting in an 11.9 million-visit increase in attendance and an $87.3 million increase in out-of-park revenues. In-park per capita spending for the nine months ended September 26, 2021 increased 34% to $62.26, which represented higher levels of guest spending across all key revenue categories, particularly admissions and extra-charge attractions, including front-of-line FastLane products, and was driven by increases in pricing and volume. The increase in net revenues included a $4.7 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the nine months ended September 26, 2021 increased to $749.2 million from $370.9 million for the nine months ended September 27, 2020. This was the result of a $65.4 million increase in cost of goods sold, a $221.4 million increase in operating expenses and a $91.6 million increase in SG&A expense, all of which were largely the result of the 938 operating day increase in the current period. While the majority of the $221.4 million increase in operating expenses was attributable to the increase in operating days, there was also a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market, as well as higher full-time wages, including accrued bonus plans. Similarly, the $91.6 million increase in SG&A expense was driven by resumed park operations in 2021. However, the increase in SG&A expense was also driven by an increase in full-time wages, particularly for accrued bonus plans and equity-based compensation plans, as well as current period consulting fees incurred as a result of a business optimization program. The increase in operating costs and expenses included a $2.4 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the nine months ended September 26, 2021 decreased $14.5 million compared with the nine months ended September 27, 2020 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition. The loss on impairment / retirement of fixed assets for the nine months ended September 26, 2021 was $5.9 million compared with $8.5 million for the nine months ended September 27, 2020. The current period included retirements of assets in the normal course of business. The nine months ended September 27, 2020 included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the anticipated negative effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 4). Similarly triggered by the anticipated negative effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for the nine months ended September 27, 2020 included impairment charges of $73.6 million, $6.8 million and $7.9 million during the first quarter of 2020, as well as impairment charges of $11.3 million, $2.3 million and $2.2 million during the third quarter of 2020 attributable to impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively (see Note 5).

After the items above, operating income for the nine months ended September 26, 2021 totaled $119.3 million compared with an operating loss of $463.2 million for the nine months ended September 27, 2020.

Interest expense for the nine months ended September 26, 2021 increased $32.0 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2028 senior notes issued in October 2020. The net effect of our swaps resulted in a benefit to earnings of $10.6 million for the nine months ended September 26, 2021 compared with a $19.8 million charge to earnings for the nine months ended September 27, 2020. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $2.0 million loss on early debt extinguishment related to our April 2020 refinancing during the first nine months of 2020. During the current period, we also recognized a $1.7 million net benefit to earnings for foreign currency gains and losses compared with a $12.0 million net charge to earnings for the nine months ended September 27, 2020. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the nine months ended September 26, 2021, a provision for taxes of $16.9 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $116.2 million for the nine months ended September 27, 2020. The difference in provision for taxes was attributable to a larger prior period pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $79.7 million. Second, as of September 26, 2021, the annual effective tax rate included a net benefit of $2.3 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for the nine months ended September 26, 2021 totaled $21.3 million, or $0.38 per diluted limited partner unit, compared with a net loss of $484.8 million, or $8.58 per diluted limited partner unit, for the nine months ended September 27, 2020.

For the nine months ended September 26, 2021, Adjusted EBITDA totaled $251.5 million compared with an Adjusted EBITDA loss of $224.8 million for the nine months ended September 27, 2020. The increase in Adjusted EBITDA was primarily due to the impact of COVID-19 related park closures in 2020 and the related improvement in attendance, in-park per capita spending and out-of-park revenues from reopening parks in 2021.

Nine months ended September 26, 2021 vs. Nine months ended September 29, 2019
As described above, the results for the nine months ended September 26, 2021 were not directly comparable with the results for the nine months ended September 27, 2020 due to the effects of the COVID-19 pandemic. The results for the nine months ended September 26, 2021 were also not directly comparable with the nine months ended September 29, 2019 due to the postponed opening of our parks for the 2021 operating season until May 2021, as well as operating restrictions in place upon opening in 2021, compared with a typical operating season in 2019. The current nine-month period included 1,381 operating days compared with a total of 1,862 operating days for the nine-month period ended September 29, 2019. The following table presents key financial information for the nine months ended September 26, 2021 and September 29, 2019:

	Nine months ended		Increase (Decrease)
	September 26, 2021	September 29, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$987,283	$1,217,679	$(230,396)	(18.9)%
Operating costs and expenses	749,242	784,060	(34,818)	(4.4)%
Depreciation and amortization	112,906	137,828	(24,922)	(18.1)%
Loss on impairment / retirement of fixed assets, net	5,873	3,781	2,092	N/M
Gain on sale of investment	(2)	(617)	615	N/M
Operating income	$119,264	$292,627	$(173,363)	(59.2)%

Other Data:
Adjusted EBITDA (1)	$251,466	$450,091	$(198,625)	(44.1)%
Adjusted EBITDA margin (2)	25.5%	37.0%		(11.5)%
Attendance	14,178	22,864	(8,686)	(38.0)%
In-park per capita spending (3)	$62.26	$48.73	$13.53	27.8%
Out-of-park revenues	$134,054	$140,452	$(6,398)	(4.6)%
Operating days	1,381	1,862	(481)	(25.8)%

N/M        Not meaningful due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 18.
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
(3)    Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $1.1 billion and $37.0 million, respectively, for the nine months ended September 29, 2019.
For the nine months ended September 26, 2021, net revenues totaled $987.3 million compared with $1.2 billion for the nine months ended September 29, 2019. The decrease in net revenues reflected the impact of an 8.7 million-visit, or 38.0%, decline in attendance offset by a $13.53, or 28%, increase in in-park per capita spending. The decreases in net revenues and attendance were primarily attributable to 481 fewer operating days in the current period. Out-of-park revenues for the nine months ended September 26, 2021 decreased $6.4 million compared with the nine months ended September 29, 2019. The decrease in out-of-park revenues was attributable to the delayed opening of our parks in 2021 until May 2021, as well as the temporary closure of two hotel properties for renovations, which was somewhat offset by revenues from the Knott's Berry Farm culinary festival in the current period.

Operating costs and expenses for the nine months ended September 26, 2021 decreased $34.8 million compared with the nine months ended September 29, 2019. This was the result of a $20.5 million decrease in cost of goods sold, an $8.1 million decrease in operating expenses and a $6.2 million decrease in SG&A expense, all of which were largely the result of fewer operating days in the current period. The decrease in operating expenses was primarily attributable to less seasonal labor hours, maintenance costs, and entertainment costs due to fewer operating days offset by a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market, as well as higher full-time wages attributable to an increase in headcount. The decrease in SG&A expense was primarily due to less advertising expense due to fewer operating days and a more efficient marketing program offset by an increase in full-time wages, particularly for accrued bonus plans and equity-based compensation plans.

Depreciation and amortization expense for the nine months ended September 26, 2021 decreased $24.9 million compared with the nine months ended September 29, 2019 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition and the change in estimated useful life of a long-lived asset at Kings Dominion in 2019. The loss on impairment / retirement of fixed assets for the nine months ended September 26, 2021 and September 29, 2019 included retirements of assets in the normal course of business.

After the items above, operating income for the nine months ended September 26, 2021 totaled $119.3 million compared with $292.6 million for the nine months ended September 29, 2019.

Interest expense for the nine months ended September 26, 2021 increased $64.6 million compared with the nine months ended September 29, 2019 primarily due to interest incurred on the 2025 senior notes and 2028 senior notes, both of which were issued in 2020. The net effect of our swaps resulted in a benefit to earnings of $10.6 million for the nine months ended September 26, 2021 compared with a $21.1 million charge to earnings for the nine months ended September 29, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. During the current period, we also recognized a $1.7 million net benefit to earnings for foreign currency gains and losses compared with a $12.5 million net benefit to earnings for the nine months ended September 29, 2019. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the nine months ended September 26, 2021, a provision for taxes of $16.9 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $43.5 million for the nine months ended September 29, 2019. The decrease in provision for taxes was attributable to a decrease in pretax income from our taxable subsidiaries during the current nine-month period.

After the items above, net loss for the nine months ended September 26, 2021 totaled $21.3 million, or $0.38 per diluted limited partner unit, compared with net income of $169.6 million, or $2.98 per diluted limited partner unit, for the nine months ended September 29, 2019.

For the nine months ended September 26, 2021, Adjusted EBITDA totaled $251.5 million compared with $450.1 million for the nine months ended September 29, 2019. Similarly, our Adjusted EBITDA margin for the nine months ended September 26, 2021 decreased compared with the Adjusted EBITDA margin for the nine months ended September 29, 2019. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were both largely due to the postponed opening of our parks for the 2021 operating season until May 2021, as well as increased labor costs in the current period due to labor rate pressures.

In order to provide a more meaningful comparison of our key operational measures, we have provided comparable same-day statistics for attendance and in-park per capita spending. These supplemental comparisons are being used by management for operational decisions. We believe these supplemental key operational measures provide a more meaningful measure of current demand and guest spending trends due to the material variances in operating days between years.

For attendance and in-park per capita spending, the comparable same-day statistics compare the results from 1,255 operating days for the nine months ended September 26, 2021 with the comparable 1,255 operating days for the nine months ended September 29, 2019. The 1,255 operating days for the nine months ended September 26, 2021 included the 1,381 total operating days for the period less 70 operating days from the Schlitterbahn parks which were acquired on July 1, 2019 and less 56 2021 operating days which did not have equivalent 2019 operating days. As a result, on a comparable same-day basis, we excluded $34.4 million of in-park revenues and 0.6 million visits for the nine months ended September 26, 2021 to exclude the results of 2021 operating days without equivalent 2019 operating days. We also excluded $277.5 million of in-park revenues and 6.1 million visits for the nine months ended September 29, 2019 to exclude the results of 2019 operating days without equivalent 2021 operating days. No adjustments otherwise were made to the daily data from either period, including no adjustments to reflect the impact of fewer operating hours within an operating day or operating restrictions in place in 2021.

Attendance for the nine months ended September 26, 2021 represented approximately 80% of attendance for the first nine months of 2019 on a comparable same-day basis driven by general admission and season pass attendance and offset by an expected slower recovery in group sales attendance. In-park per capita spending for the nine months ended September 26, 2021 represented approximately 120% of in-park per capita spending for the first nine months of 2019 on a comparable same-day basis. The increase in in-park per capita spending on a comparable same-day basis was attributable to increases in all key spending categories, particularly admission and extra-charge attractions, including front-of-line FastLane products. Attendance and in-park per capita spending as a percentage of 2019 results on a comparable same-day basis increased each month from the initial opening of our parks in May 2021 through the end of the third quarter of 2021. Due to the nature of out-of-park revenues, we are not able to produce comparable same-day statistics.

Three months ended September 26, 2021 vs. Three months ended September 27, 2020
Due to the effects of the COVID-19 pandemic, the results for the three months ended September 26, 2021 were not directly comparable with the results for the three months ended September 27, 2020. The current three-month period included 988 operating days compared with a total of 314 operating days for the three months ended September 27, 2020.

In the current period, all of our properties were open during the third quarter of 2021, and we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout the third quarter of 2021. We adjusted our third quarter 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September.

For the three months ended September 27, 2020 and due to the effects of the COVID-19 pandemic, eight of our 13 properties resumed partial operations on a staggered basis during the third quarter of 2020 with opening dates beginning in mid-June and continuing through mid-July. During this time, we also reopened operations at some of our out-of-park operations at this time, such as hotel operations. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals which were classified as out-of-park revenues.

The following table presents key financial information for the three months ended September 26, 2021 and September 27, 2020:

	Three months ended		Increase (Decrease)
	September 26, 2021	September 27, 2020	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$753,404	$87,457	$665,947	N/M
Operating costs and expenses	423,791	140,601	283,190	N/M
Depreciation and amortization	77,461	67,436	10,025	14.9%
Loss on impairment / retirement of fixed assets, net	2,397	727	1,670	N/M
Loss on impairment of goodwill and other intangibles	—	15,818	(15,818)	N/M
Gain on sale of investment	—	(11)	11	N/M
Operating income (loss)	$249,755	$(137,114)	$386,869	N/M

Other Data:
Adjusted EBITDA (1)	$333,368	$(51,488)	$384,856	N/M
Attendance	10,769	1,306	9,463	N/M
In-park per capita spending	$64.26	$47.29	$16.97	35.9%
Out-of-park revenues	$83,074	$29,051	$54,023	186.0%
Operating days	988	314	674	N/M

N/M        Not meaningful either due to minimal operations in the prior period or due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 18.
For the three months ended September 26, 2021, net revenues totaled $753.4 million compared with $87.5 million for the three months ended September 27, 2020. The increase in net revenues was attributable to the 674 operating day increase in the current period resulting in a 9.5 million-visit increase in attendance and a $54.0 million increase in out-of-park revenues. In-park per capita spending increased 36% to $64.26 for the three months ended September 26, 2021, which represented higher levels of guest spending, particularly admissions and extra-charge attractions, including front-of-line FastLane products, and was driven by increases in pricing and volume. The increase in net revenues included a $2.9 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended September 26, 2021 increased to $423.8 million from $140.6 million for the three months ended September 27, 2020. This was the result of a $47.9 million increase in cost of goods sold, a $172.6 million increase in operating expenses and a $62.7 million increase in SG&A expense, all of which were largely the result of a 674 operating day increase in the current period. While the majority of the $172.6 million increase in operating expenses was attributable to the increase in operating days, there was also a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market, as well as higher full-time wages attributable to accrued bonus plans and increased headcount. Similarly, the $62.7 million increase in SG&A expense was driven by resumed park operations in 2021. However, the increase in SG&A expense was also driven by an increase in full-time wages, particularly for accrued bonus plans and equity-based compensation plans. The increase in operating costs and expenses included a $1.5 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended September 26, 2021 increased $10.0 million compared with the three months ended September 27, 2020 due to a higher percentage of total planned operating days in the third quarter of 2021 compared with the percentage of total planned operating days in the third quarter of 2020. We recognize depreciation and amortization expense over planned operating days. The loss on impairment / retirement of fixed assets for the three months ended September 26, 2021 was comparable with the results from the three months ended September 27, 2020 and was due to retirements of assets in the normal course of business. The loss on impairment of goodwill and other intangibles for the three months ended September 27, 2020 included impairment charges of $11.3 million, $2.3 million and $2.2 million during the third quarter of 2020 attributable to impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively (see Note 5).

After the items above, operating income for the three months ended September 26, 2021 totaled $249.8 million compared with an operating loss of $137.1 million for the three months ended September 27, 2020.

Interest expense for the three months ended September 26, 2021 increased $5.9 million due to interest incurred on the 2028 senior notes issued in October 2020. The net effect of our swaps resulted in a benefit to earnings of $3.2 million for the three months ended September 26, 2021 compared with a $1.6 million benefit to earnings for the three months ended September 27, 2020. The difference was attributable to the change in fair market value movements in our swap portfolio. We recognized a $0.3 million loss on early debt extinguishment related to our April 2020 refinancing during the three months ended September 27, 2020. During the third quarter of 2021, we also recognized a $15.2 million net charge to earnings for foreign currency gains and losses compared with a $9.6 million net benefit to earnings for the three months ended September 27, 2020. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended September 26, 2021, a provision for taxes of $43.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $30.4 million for the three months ended September 27, 2020. The difference in provision for taxes was attributable to pretax income in the current period compared with a prior period pretax loss from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carry back the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $79.7 million. Second, as of September 26, 2021, the annual effective tax rate included a net benefit of $2.3 million from carrying back the projected tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $7.2 million for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net income for the three months ended September 26, 2021 totaled $148.0 million, or $2.60 per diluted limited partner unit, compared with a net loss of $136.3 million, or $2.41 per diluted limited partner unit, for the three months ended September 27, 2020.

For the three months ended September 26, 2021, Adjusted EBITDA totaled $333.4 million compared with Adjusted EBITDA loss of $51.5 million for the three months ended September 27, 2020. The increase in Adjusted EBITDA was primarily due to the impact of COVID-19 related park closures in 2020 and the related improvement in attendance, in-park per capita spending and out-of-park revenues from reopening parks in 2021.

Three months ended September 26, 2021 vs. Three months ended September 29, 2019
As described above, the results for the three months ended September 26, 2021 were not directly comparable with the results for the three months ended September 27, 2020 due to the effects of the COVID-19 pandemic. Therefore, we also included a comparison to the three months ended September 29, 2019. The current three-month period included 988 operating days compared with a total of 1,035 operating days for the three months ended September 29, 2019. In the current period, all of our properties were open during the third quarter of 2021, and we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout the third quarter of 2021. We adjusted our third quarter 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September. The following table presents key financial information for the three months ended September 26, 2021 and September 29, 2019:

	Three months ended		Increase (Decrease)
	September 26, 2021	September 29, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$753,404	$714,512	$38,892	5.4%
Operating costs and expenses	423,791	369,180	54,611	14.8%
Depreciation and amortization	77,461	68,335	9,126	13.4%
Loss on impairment / retirement of fixed assets, net	2,397	1,675	722	N/M
Operating income	$249,755	$275,322	$(25,567)	(9.3)%

Other Data:
Adjusted EBITDA (1)	$333,368	$355,188	$(21,820)	(6.1)%
Adjusted EBITDA margin (2)	44.2%	49.7%		(5.5)%
Attendance	10,769	13,189	(2,420)	(18.3)%
In-park per capita spending	$64.26	$49.94	$14.32	28.7%
Out-of-park revenues	$83,074	$76,347	$6,727	8.8%
Operating days	988	1,035	(47)	(4.5)%

N/M        Not meaningful due to minimal operations in the prior period
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 18.
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
For the three months ended September 26, 2021, net revenues totaled $753.4 million, increasing $38.9 million compared with the three months ended September 29, 2019. The increase in net revenues reflected the impact of a $14.32, or 29%, increase in in-park per capita spending offset by the impact of a 2.4 million-visit, or 18%, decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions spending, and was driven by increases in pricing and fewer visits per season pass. The decrease in attendance was largely due to an expected slower recovery in group sales attendance, as well as operating restrictions during the current quarter. Attendance and in-park per capita spending as a percentage of 2019 results increased each month of the third quarter of 2021. Out-of-park revenues increased $6.7 million compared with the three months ended September 29, 2019. The increase in out-of-park revenues was largely attributable to online transaction fee revenue. Out-of-park revenues were hindered by the temporary closure of two hotel properties for renovations.

Operating costs and expenses for the three months ended September 26, 2021 increased to $423.8 million from $369.2 million for the three months ended September 29, 2019. This was the result of a $1.0 million increase in cost of goods sold, a $45.8 million increase in operating expenses and a $7.8 million increase in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue for the three months ended September 26, 2021 was consistent with the results for the three months ended September 29, 2019. Of the $45.8 million increase in operating expenses, approximately half was attributable to an increase in seasonal labor wages. The increase in seasonal labor wages was entirely due to a meaningful increase in the seasonal labor rate to recruit employees in a challenging labor market. Seasonal labor hours declined compared with the comparable period in 2019 due to abbreviated operating calendars in 2021. The remaining increase in operating expenses was attributable to higher full-time wages attributable to additional head count and higher costs for operating and maintenance supplies. The $7.8 million increase in SG&A expense was largely attributable to an increase in full-time wages, particularly for accrued bonus plans, and operating supplies offset by less advertising expense due to a more efficient marketing program.

Depreciation and amortization expense for the three months ended September 26, 2021 increased $9.1 million compared with the three months ended September 29, 2019 due to a higher percentage of total planned operating days in the third quarter of 2021 compared with the percentage of total planned operating days in the third quarter of 2019. We recognize depreciation and amortization expense over planned operating days. The loss on impairment / retirement of fixed assets for the three months ended September 26, 2021 was comparable with the results from the three months ended September 29, 2019 and was due to retirements of assets in the normal course of business.

After the items above, operating income for the three months ended September 26, 2021 totaled $249.8 million compared with $275.3 million for the three months ended September 29, 2019.

Interest expense for the three months ended September 26, 2021 increased $18.3 million compared with the three months ended September 29, 2019 primarily due to interest incurred on the 2025 senior notes and 2028 senior notes, both of which were issued in 2020. The net effect of our swaps resulted in a benefit to earnings of $3.2 million for the three months ended September 26, 2021 compared with a $3.9 million charge to earnings for the three months ended September 29, 2019. The difference was attributable to the change in fair market value movements in our swap portfolio. During the third quarter of 2021, we also recognized a $15.2 million net charge to earnings for foreign currency gains and losses compared with a $5.6 million net charge to earnings for the three months ended September 29, 2019. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

During the three months ended September 26, 2021, a provision for taxes of $43.8 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $48.8 million for the three months ended September 29, 2019. The decrease in provision for taxes was attributable to a decrease in pretax income from our taxable subsidiaries during the current quarter.

After the items above, net income for the three months ended September 26, 2021 totaled $148.0 million, or $2.60 per diluted limited partner unit, compared with net income of $190.0 million, or $3.34 per diluted limited partner unit, for the three months ended September 29, 2019.

For the three months ended September 26, 2021, Adjusted EBITDA totaled $333.4 million compared with $355.2 million for the three months ended September 29, 2019. The decrease in Adjusted EBITDA was largely due to increased labor costs in the current period due to labor rate pressures, as well as the impact of operating restrictions during the third quarter of 2021. Similarly, our Adjusted EBITDA margin for the three months ended September 26, 2021 decreased compared with the Adjusted EBITDA margin for the three months ended September 29, 2019 due to increased costs in the current period, particularly due to increases in seasonal labor rates.

October Update
Preliminary net revenues for the ten months ended October 31, 2021 totaled approximately $1.2 billion. Attendance totaled 17.3 million visits, in-park per capita spending was $62.73, and out-of-park revenues totaled $153 million. Given the effects of the COVID-19 pandemic and suspension of park operations in 2020, we compared the results for the five weeks ended October 31, 2021 with the results for the five weeks ended November 3, 2019. For the five weeks ended October 31, 2021, preliminary net revenues totaled approximately $219 million, representing an increase of 42%, or $65 million, compared to the five weeks ended November 3, 2019. The increase was driven by an 8% increase in attendance to 3.2 million visits; a 32% increase in in-park per capita spending to $64.86; and a 33% increase in out-of-park revenues to $19 million.

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

Due to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants including issuing $1.3 billion of senior notes, amending our term debt and revolving credit agreement, reducing operating expenses, including labor costs, suspending capital expenditures, and suspending quarterly partnership distributions. Due to limited open operations, our 2020 and first quarter 2021 liquidity needs were funded from cash on hand from the recently issued senior notes. We generated positive cash flows from operations during the second and third quarters of 2021. As of September 26, 2021, we had cash on hand of $562.7 million and $359.2 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the fourth quarter of 2022.

As restrictions to mitigate the spread of COVID-19 have largely been lifted and our properties have mostly been able to resume full operations, management is focused on driving profitable and sustainable growth in the business, as well as reducing the Company's leverage. In 2021, we commenced a business optimization program as part of our long-range strategic plan. Efforts include capturing cost efficiencies and driving incremental revenues through data-driven decision making, as well as enhancements to the guest experience to meet changing consumer behaviors and preferences. The program focuses on reductions in fixed costs that are independent of attendance levels, as well as incremental revenue opportunities and variable cost savings. Also, in the long term, management anticipates returning to historical annual capital expenditure investments of 9-10% of revenues under normal operating conditions. Management is also committed to reinstituting quarterly partnership distributions when it is appropriate to do so and it is permissible under the Third Amended 2017 Credit Agreement and our other debt covenants.

For the 2021 operating season, capital investments will again be less than pre-COVID historical levels, as many new rides and attractions originally planned for the 2020 operating season were introduced to our guests in 2021. For 2021, we expect to invest between $50 million and $75 million in capital expenditures, roughly equally split between the completion of select unfinished projects from 2020, including the renovation of some of our resort properties, essential compliance and infrastructure requirements, and the start of projects planned for the 2022 operating season. For 2022, we expect to invest between $175 million and $200 million in capital expenditures. Due to the issuance of $1.3 billion of senior notes in 2020, we anticipate $175 million in annual cash interest in 2021 of which 80% of the payments occur in the second and fourth quarter. We are expecting to receive $79.7 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States and an additional $9.5 million in tax refunds attributable to net operating losses being carried back to prior years in Canada. We anticipate receiving these tax refunds in the fourth quarter of 2021. Also, in 2021, we anticipate cash payments for income taxes to range from $8 million to $13 million, exclusive of these tax refunds. We anticipate funding our remaining 2021 liquidity needs from cash on hand and cash from operating activities.
Operating Activities
Net cash from operating activities for the first nine months of 2021 totaled $230.1 million, an increase of $505.6 million compared with net cash for operating activities for the same period in the prior year. The increase in net cash from operating activities was largely attributable to the opening of all of our properties in 2021.
Investing Activities
Net cash for investing activities for the first nine months of 2021 totaled $38.1 million, a decrease of $80.6 million compared with the same period in the prior year. The decrease in net cash for investing activities was due to a planned reduction in capital spending for 2021.
Financing Activities
Net cash for financing activities for the first nine months of 2021 totaled $6.1 million, a decrease of $445.9 million compared with net cash from financing activities for the same period in the prior year. The decrease was attributable to net cash proceeds from the April 2020 refinancing in the prior period, including the issuance of the 2025 senior notes and prepayment of a portion of our term debt, somewhat offset by the first quarter 2020 partnership distribution.
Contractual Obligations
As of September 26, 2021, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under our Third Amended 2017 Credit Agreement. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of September 26, 2021.

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

•No borrowings under the $375 million senior secured revolving credit facility under our Third Amended 2017 Credit Agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The remaining $75 million of the revolving credit facility bears interest at LIBOR plus 300 bps or CDOR plus 200 bps and requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. $300 million of the revolving credit facility is scheduled to mature in December 2023 and $75 million of the revolving credit facility is scheduled to mature in April 2022. The Third Amended 2017 Credit Agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.8 million as of September 26, 2021, we had $359.2 million of available borrowings under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

As of September 26, 2021, we have four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of September 26, 2021, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The Third Amended 2017 Credit Agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain restricted payments, including partnership distributions, under the Third Amended 2017 Credit Agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. We were in compliance with the applicable financial covenants under the Third Amended 2017 Credit Agreement during the nine months ended September 26, 2021.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2024 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.00x, we can still make Restricted Payments of $60 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.00x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.00x as of September 26, 2021.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We have presented each entity that is a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guarantee the 2024 senior notes include the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair do not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries are immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $13.7 million and $11.5 million as of September 26, 2021 and December 31, 2020, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of September 26, 2021
Current Assets	$823	$41,556	$76,197	$615,795	$1,143,187
Non-Current Assets	(95,475)	1,155,669	540,321	2,350,755	1,744,008
Current Liabilities	438,525	758,625	41,623	246,134	46,766
Non-Current Liabilities	146,792	33,765	463,777	2,389,869	94,183
Balance as of December 31, 2020
Current Assets	$421	$33,985	$44,465	$464,779	$1,044,779
Non-Current Assets	(30,651)	995,507	528,281	2,311,502	1,820,745
Current Liabilities	488,799	573,244	18,235	200,107	40,412
Non-Current Liabilities	146,106	44,778	461,903	2,370,939	91,835

Nine Months Ended September 26, 2021
Net revenues	$26,951	$275,190	$53,283	$1,079,994	$258,106
Operating income (loss)	24,061	(114,564)	11,694	100,751	98,186
Net (loss) income	(19,925)	(11,333)	15,391	—	66,607
Twelve Months Ended December 31, 2020
Net revenues	$—	$102	$440	$510,077	$150,439
Operating (loss) income	(198,769)	(322,420)	(37,655)	109,688	(121,437)
Net loss	(588,690)	(359,984)	(54,046)	—	(149,704)

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.4 million as of September 26, 2021 and $12.7 million as of December 31, 2020; Non-Current Assets - $2,239.4 million as of September 26, 2021 and $2,201.8 million as of December 31, 2020; and Net revenues - $96.7 million as of September 26, 2021 and $130.3 million as of December 31, 2020. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting are reported as "Net effect of swaps" in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 26, 2021, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.6 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $0.4 million decrease in annual operating income for the trailing twelve months ended September 26, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 26, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2021.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6. EXHIBITS

Exhibit (22)	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-Q (File No. 001-09444) filed on August 5, 2021.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 3, 2021	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 3, 2021	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer