Form 10-K
period 2021-12-31
CEDAR FAIR L P
filed 2022-02-18
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 25, 2021 of $46.46 per unit was approximately $2,593,414,483.
Number of Depositary Units representing limited partner interests outstanding as of February 4, 2022: 56,865,394 units

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in May 2022.
************
Page 1 of 65 pages

CEDAR FAIR, L.P.
2021 FORM 10-K CONTENTS

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

IMPACT OF COVID-19 PANDEMIC

The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. Beginning on March 14, 2020, we closed our properties for several months. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day and earlier closure of certain parks than a typical operating year. We delayed the opening of our U.S. properties for the 2021 operating season until May 2021 and opened our Canadian property in July 2021. Upon opening in 2021, we operated with capacity restrictions, guest reservations, and other operating protocols in place. We removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021. We adjusted our park operating calendars in 2021 and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. We currently anticipate returning to full park operating calendars for the 2022 operating season at all of our parks. The lingering effects of the COVID-19 pandemic may impact guest demand and labor availability, and it is uncertain the extent to which those effects will impact our operational and financial results. Our future operations are dependent on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

Despite a delayed start and various operating restrictions in place for the 2021 operating season, our 2021 operating results exceeded our initial expectations, driven by greater consumer demand resulting in higher attendance and in-park per capita spending. As a result, we made progress towards our goal to reduce outstanding debt obtained in response to the negative effects of the COVID-19 pandemic by redeeming $450 million of unsecured senior notes in December 2021. The notes redeemed were previously due in 2024.

DESCRIPTION OF OUR PARKS

Cedar Point
Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie between Cleveland and Toledo, Cedar Point is annually rated one of the best amusement parks in the industry by Amusement Today's international survey. Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. Attractive to both families and thrill-seekers, the park features 17 roller coasters, including many record-breakers, and three children's areas. Located adjacent to the park is Cedar Point Shores Water Park, a separately gated water park featuring more than 15 water rides and attractions. Cedar Point also features four hotels, three marinas, an upscale campground, and the nearby Cedar Point Sports Center which features both indoor and outdoor sports facilities. Cedar Point's four hotels include:
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

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 16 roller coasters, and is one of the most attended amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals.

Kings Island
Kings Island, a combination amusement and water park located near Cincinnati, Ohio, first opened in 1972 and was acquired by the Partnership in 2006. Kings Island is also one of the most attended amusement parks in North America. The park features a children's area that has been consistently named one of the "Best Kids' Area in the World" by Amusement Today. The park's market area includes Cincinnati, Dayton and Columbus, Ohio; Louisville and Lexington, Kentucky; and Indianapolis, Indiana. In addition, Cedar Fair manages Kings Island Camp Cedar, a luxury campground near Kings Island. Kings Island Camp Cedar is owned by a third party.

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

Schlitterbahn Waterpark Galveston
Schlitterbahn Waterpark Galveston opened in 2006 and was acquired by the Partnership in 2019. The park is one of the most attended water parks in North America. The park, located in Galveston, Texas, features a convertible roof system creating both indoor and outdoor areas. The park features many water attractions including an award-winning water coaster and a one-mile long river system. Schlitterbahn Waterpark Galveston serves a market area centered in Houston, Texas, as well as the tourism population in Galveston Island, Texas, a barrier island on the Texas Gulf Coast.

CAPITAL EXPENDITURES AND WORKING CAPITAL

We believe that annual park attendance is influenced by annual investments in our properties, including new attractions and infrastructure, among other factors. Capital expenditures are planned on a seasonal basis with most expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end. Due to the effects of the COVID-19 pandemic, some capital expenditures were suspended in 2020 and 2021 in order to maintain flexibility and retain liquidity. The timing and amount of future capital expenditures may differ from typical calendar years depending on the trajectory of the COVID-19 pandemic.

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

HUMAN CAPITAL

We employ approximately 4,000 full-time employees, and employed approximately 42,000 seasonal and part-time employees in 2021, many of whom are high school and college students. We house some of our seasonal employees in dormitories owned by us at Cedar Point, Kings Island, Carowinds, Kings Dominion and Valleyfair, or rented by us at Dorney Park, Worlds of Fun, Schlitterbahn Waterpark New Braunfels and Schlitterbahn Waterpark Galveston. Approximately 275 of our employees are represented by labor unions. We believe we maintain good relations with our employees.

Our highest priority continues to be the safety and well-being of our guests and employees. In 2021 and in response to the COVID-19 pandemic, we continued safety protocols to protect our employees, including staggering schedules to allow for greater social distancing, increasing hygiene, cleaning and sanitizing procedures, providing incremental personal protective equipment, and enabling employees to work from home where possible and during peaks in local case counts, and restricting business travel. We will continue to monitor the developments of the COVID-19 pandemic, as well as federal, state and local guidelines, and update our safety protocols based on the most recent recommendations and requirements.

Our employee guidelines and policies are founded on our cornerstones of safety, service and cleanliness and our core values of integrity, courtesy and inclusiveness. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship, which includes a confidential hotline available to all employees. As part of our commitment to our core values, we created a diversity, equity and inclusion ("DE&I") council and provided DE&I training to our employees in 2021.

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

Our executive compensation program is designed to incentivize our key employees to drive superior results, to give key employees a vested interest in our growth and performance, and to enhance our ability to attract and retain exceptional managerial talent. Our executive compensation program rewards both successful individual performance and the consolidated operating results of the Partnership by directly tying compensation to our performance.

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

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about our Executive Officers

Name	Age	Position(s)

Richard A. Zimmerman	61	Richard Zimmerman has been President and Chief Executive Officer since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, he served as President and Chief Operating Officer from October 2016 through December 2017 and served as Chief Operating Officer from 2011 through 2016. Prior to that, he was appointed as Executive Vice President in 2010 and as Regional Vice President in 2007. He has been with Cedar Fair since 2006, when Kings Dominion was acquired. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.
Brian C. Witherow	55	Brian Witherow has served as Executive Vice President and Chief Financial Officer since 2012. Prior to that, he served as Vice President and Corporate Controller beginning in 2005. Brian has been with Cedar Fair in various other positions since 1995.
Tim V. Fisher	61	Tim Fisher joined Cedar Fair as Chief Operating Officer in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Tim served as Chief Executive Officer of Village Roadshow Theme Parks since 2009.
Brian M. Nurse	50	Brian Nurse joined Cedar Fair as Executive Vice President, Chief Legal Officer and Secretary in November 2021. Prior to joining Cedar Fair, he served as Senior Vice President, General Counsel and Secretary for World Wrestling Entertainment, Inc. (NYSE: WWE), an integrated media and entertainment company, from September 2018 to November 2020. Prior to joining WWE, Brian served as Vice President, Associate General Counsel and Secretary at Nestle Waters North America, Inc., a former division of Nestle S.A. which is a multinational food and drink corporation, from 2012 to 2018. Prior to that, he was Senior Legal Counsel for North American beverage/soft drink brands at PepsiCo, Inc. (NASDAQ: PEP), a multinational food, snack and beverage corporation, from 2003 to 2012.
Kelley S. Ford	57	Kelley Ford has served as Executive Vice President and Chief Marketing Officer since 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.
Craig A. Heckman	58	Craig Heckman has served as Executive Vice President, Human Resources since January 2020. Previously, he served as Senior Vice President, Human Resources since January 2017. Prior to joining Cedar Fair, he served as Vice President, Human Resources for Vestis Retail Group, a retail operator, from 2014 through 2016. Prior to joining Vestis Retail Group, Craig served as Vice President, Human Resources - Stores and International for Express/L Brands, a fashion retailer, from 2006 to 2014.
David R. Hoffman	53	Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since 2010. He served as Vice President of Corporate Tax from 2006 through 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.
Charles E. Myers	58	Charles Myers joined Cedar Fair as Senior Vice President, Creative Development in June 2019. Prior to joining Cedar Fair, he held a variety of Senior Leadership roles including Show Design, Production Management and Producing at Walt Disney Imagineering, the research and development arm of the Walt Disney Company, from 2013 to June 2019. Prior to this, he served as Senior Vice President, Licensing, Project Development & Business Development of Paramount Pictures from 2002 to 2013.

ITEM 1A. RISK FACTORS.

Risks Related to the Amusement Park Industry

The COVID-19 pandemic has adversely impacted our business and may continue to adversely impact our business, as well as intensify certain risks we face, for an unknown length of time. The ultimate extent to which COVID-19 and measures taken in response will impact our business, including our results of operations and financial condition, cannot be reasonably predicted due to the ongoing development and fluidity of the pandemic and its effects.
Since 2020, the COVID-19 pandemic has had a material negative impact on our business. On March 14, 2020, we closed our properties in response to federal and local recommendations and restrictions to mitigate the spread of COVID-19. We were ultimately able to resume partial operations, subject to capacity, social distancing mandates and other governmental restrictions, at 10 of our 13 properties on a staggered basis in 2020. We operated all of our properties in 2021. However, 2021 operating seasons were delayed and certain restrictions remained in place at some of our properties. Because our amusement and water parks are our primary sources of net income and operating cash flows, our business and financial results and condition have been, and could continue to be, adversely impacted by these and any future mandated closures, capacity restrictions and governmental mandates required for operating our parks. There is uncertainty as to whether any future mandated or voluntary closures or other operating restrictions will occur. Our parks are geographically located throughout the United States and in Canada. The duration and severity of the COVID-19 pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst our largest properties.

Consumer behavior and preferences may change in response to the effects of the COVID-19 pandemic both in the short term and long term, including impacts on discretionary consumer spending due to significant economic uncertainty caused by the COVID-19 pandemic. In 2020, we experienced lower demand upon reopening our properties resulting in a material decrease in revenues generated. In 2021, demand approached pre-pandemic levels, but we experienced lower demand at certain times and at certain properties. Future significant volatility or reductions in demand for, or interest in, our parks could materially adversely impact attendance, in-park per capita spending and revenue. In addition, we could experience damage to our brand and reputation due to actual or perceived health risks associated with our parks or the amusement park industry which could have a similar material adverse effect on attendance, in-park per capita spending and revenue.

We may continue to experience operational risks due to the COVID-19 pandemic including limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks, increases in operating expenses as we sanitize our parks and implement additional hygiene-related protocols, and limitations on our employees' ability to work and travel. Despite our efforts to manage these impacts, their ultimate effect may be material to our financial results.

We have not previously experienced the level of disruption caused by the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the risks described above, as well as the other risk factors described herein, depend on factors beyond our knowledge or control, including the duration and severity of the pandemic, success and timing of current and future vaccination programs, the emergence of new variants, as well as any future actions taken to contain the pandemic spread and mitigate public health effects. It is difficult for management to estimate future performance under these conditions, and the ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition cannot be reasonably predicted. In the event we are unable to generate sufficient revenues from our parks due to a future prolonged period of closure, or experience future significant declines in business volumes, we may not have access to or may be burdened by onerous terms to acquire sufficient liquidity to meet our obligations.

Instability in economic conditions could impact our business, including our results of operations and financial condition.
Uncertain or deteriorating regional economic conditions, including as a result of the COVID-19 pandemic or during inflationary periods, may adversely impact attendance figures and guest spending patterns at our parks as uncertain economic conditions affect our guests' levels of discretionary spending. Both attendance and in-park spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our parks and the amount that our guests spend on our products when they visit.

Periods of inflation or economic downturn could also impact our ability to obtain supplies and services and increase our operating costs. We have begun to see some effects, which may continue or worsen, in the current period of inflation related to domestic and global supply chain issues. In addition, the existence of unfavorable general economic conditions may also hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

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
A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays, including construction delays in response to business disruptions or due to domestic and global supply chain issues, could adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

There is a risk of accidents or other incidents occurring at amusement and water parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. Our amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our parks may result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our parks. Other types of incidents such as food borne illnesses and disruptive, negative guest behavior which have either been alleged or proved to be attributable to our parks or our competitors could adversely affect attendance and revenues.

Risks Related to Our Strategy

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
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, inflationary pressures, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact our operating expenses. In 2021, we experienced a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

Our business depends on our ability to meet our workforce needs.
Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations and cash flows may be adversely affected. In addition, we employ a significant seasonal workforce. We recruit year-round to fill thousands of seasonal staffing positions each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. There is no assurance that we will be able to recruit and hire adequate seasonal personnel as the business requires or that we will not experience material increases in the cost of securing our seasonal workforce in the future, including due to the ongoing effects of the COVID-19 pandemic which resulted in a meaningful increase in labor rate to adequately staff our parks in 2021.

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
We had $2.6 billion of outstanding indebtedness as of December 31, 2021 (before reduction of debt issuance costs and original issue discount).

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

Our credit agreement includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain Restricted Payments, including partnership distributions, under our credit agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool.

Variable rate indebtedness could subject us to the risk of higher interest rates, which could cause our future debt service obligations to increase.
As of December 31, 2021, our indebtedness under our credit agreement accrues variable rate interest that has been swapped to a fixed rate. After the expiration of outstanding interest-rate swap agreements, certain of our borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

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

Our status as a partnership for federal income tax purposes subjects us and our unitholders to additional tax reporting that may be costly and may increase complexity.
Because we are treated as a partnership for federal income tax purposes, we are required to annually report to our unitholders certain partnership items. The nature of these items and the evolving legislation surrounding these reporting requirements may increase our unitholders' compliance cost and the cost of owning our units.

General Risk Factors

Other factors, including local events, natural disasters, pandemics and terrorist activities, or threats of these events, could adversely impact park attendance and our revenues.
Lower attendance may result from various local events, natural disasters, pandemics or terrorist activities, or threats of these events, all of which are outside of our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1)	Sandusky, Ohio	870	725	145
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	680	330	350
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	175	175	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun		Kansas City, Missouri	350	250	100
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark & Resort New Braunfels		New Braunfels, Texas	90	75	15
Schlitterbahn Waterpark Galveston	(3)	Galveston, Texas	40	35	5
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

(3)    We lease the land at Schlitterbahn Waterpark Galveston through a long-term lease agreement. The lease is renewable in 2024 with options to renew at our discretion through 2049 and a right of first refusal clause to purchase the land.

All of our property is owned in fee simple and is encumbered by our credit agreement and the 2025 senior notes, with the exception of the land at Schlitterbahn Waterpark Galveston, portions of the six-mile public highway that serves as secondary access route to Cedar Point, and portions of the California's Great America parking lot. We consider our properties to be well maintained, in good condition and adequate for our present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER
PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 4, 2022, there were approximately 4,800 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding our equity incentive plan, which is incorporated herein by reference.

Restricted Payments, including partnership distributions, are suspended under our credit agreement until the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022). We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.25x as of December 31, 2021.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2016.

	Base Period	Return
	2016	2017	2018	2019	2020	2021
Cedar Fair, L.P.	$100.00	$106.47	$82.36	$103.32	$77.27	$98.32
S&P 500	100.00	121.83	116.49	153.18	181.36	233.43
S&P 400	100.00	116.24	103.36	130.44	148.26	184.97
S&P Movies and Entertainment	100.00	105.02	105.66	133.89	186.22	181.64

Issuer Purchases of Equity Securities

The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended December 31, 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
September 27 - October 31	—	—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	1,372	$50.09	—	—
Total	1,372	$50.09	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. RESERVED.

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

Along with attendance and in-park per capita spending statistics, discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers.

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

	Years Ended December 31,
	2021		2020		2019
	(In thousands, except per capita spending and percentages)
Net revenues:
Admissions	$674,799	50.4%	$67,852	37.4%	$795,271	53.9%
Food, merchandise and games	432,513	32.3%	76,921	42.4%	473,499	32.1%
Accommodations, extra-charge products and other	230,907	17.3%	36,782	20.3%	206,155	14.0%
Net revenues	1,338,219	100.0%	181,555	100.0%	1,474,925	100.0%
Operating costs and expenses	1,030,466	77.0%	483,891	266.5%	990,716	67.2%
Depreciation and amortization	148,803	11.1%	157,549	86.8%	170,456	11.6%
Loss on impairment / retirement of fixed assets, net	10,486	0.8%	8,135	4.5%	4,931	0.3%
Loss on impairment of goodwill and other intangibles	—	—%	103,999	57.3%	—	—%
Loss (gain) on other assets	129	—%	(11)	—%	(617)	—%
Operating income (loss)	148,335	11.1%	(572,008)	(315.1)%	309,439	21.0%
Interest and other expense, net	183,732	13.7%	150,222	82.7%	98,860	6.7%
Net effect of swaps	(19,000)	(1.4)%	15,849	8.7%	16,532	1.1%
Loss on early debt extinguishment	5,909	0.4%	2,262	1.2%	—	—%
Loss (gain) on foreign currency	6,177	0.5%	(12,183)	(6.7)%	(21,107)	(1.4)%
Provision (benefit) for taxes	20,035	1.5%	(137,915)	(76.0)%	42,789	2.9%
Net (loss) income	$(48,518)	(3.6)%	$(590,243)	(325.1)%	$172,365	11.7%
Other data:
Attendance	19,498		2,595		27,938
In-park per capita spending	$62.03		$46.38		$48.32

Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day and earlier closure of certain parks than a typical operating year. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were also able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021. We adjusted our park operating calendars in 2021 and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any state and local restrictions. We currently anticipate returning to full park operating calendars for the 2022 operating season at all of our parks. The lingering effects of the COVID-19 pandemic may impact guest demand and labor availability, and it is uncertain the extent to which those effects will impact our operational and financial results. Our future operations are dependent on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. See Risk Factors at Item 1A.

Despite a delayed start and various operating restrictions in place for the 2021 operating season, our 2021 operating results exceeded our initial expectations, driven by greater consumer demand resulting in higher attendance and in-park per capita spending. As a result, we made progress towards our goal to reduce outstanding debt obtained in response to the negative effects of the COVID-19 by redeeming $450 million of unsecured senior notes in December 2021. The notes redeemed were previously due in 2024.

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

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets. The market approach estimates fair value by utilizing market data for similar assets. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

The determination of whether an indicator of impairment has occurred and the estimation of undiscounted cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes arising from changes in anticipated actions could impact the determination of whether impairment exists, the estimation of undiscounted cash flows and whether the effects could materially impact the consolidated financial statements.

Due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested our long-lived assets for impairment during the first and third quarters of 2020 (see Note 6). Management made significant estimates in performing these impairment tests, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted.

Accounting for Business Combinations
Business combinations are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, valuations supplied by independent appraisal experts and other relevant information. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management. If future operating results do not meet expectations or anticipated synergies are not realized at Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston, the Schlitterbahn reporting unit may become further impaired.

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

Due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested our goodwill and indefinite-lived intangible assets for impairment during the first and third quarters of 2020 (see Note 7). Management made significant estimates in performing these impairment tests, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted. In conjunction with our annual measurement date, we completed the review of goodwill and other indefinite-lived intangibles as of the first days of the fourth quarter of 2021 and 2020 and determined goodwill and other indefinite-lived intangibles were not further impaired as of these testing dates.

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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. In addition to the extended validity through 2021, Knott's Berry Farm also offered a day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, and Canada's Wonderland extended its 2020 and 2021 season-long products through September 5, 2022. In order to calculate revenue recognized on extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. Due to the ongoing development and fluidity of the COVID-19 pandemic, the ultimate extent of the effects of the COVID-19 pandemic cannot be reasonably predicted.

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

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. We believe that Adjusted EBITDA is a meaningful measure as it is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Further, management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is provided in the discussion of results of operations that follows as a supplemental measure of our operating results and is not intended to be a substitute for operating income, net income or cash flows from operating activities as defined under GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net (loss) income for the periods indicated:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net (loss) income	$(48,518)	$(590,243)	$172,365
Interest expense	184,032	150,669	100,364
Interest income	(94)	(460)	(2,033)
Provision (benefit) for taxes	20,035	(137,915)	42,789
Depreciation and amortization	148,803	157,549	170,456
EBITDA	304,258	(420,400)	483,941
Loss on early debt extinguishment	5,909	2,262	—
Net effect of swaps	(19,000)	15,849	16,532
Non-cash foreign currency loss (gain)	6,255	(12,011)	(21,061)
Non-cash equity compensation expense	15,431	(209)	12,434
Loss on impairment/retirement of fixed assets, net	10,486	8,135	4,931
Loss on impairment of goodwill and other intangibles	—	103,999	—
Loss (gain) on other assets	129	(11)	(617)
Acquisition-related costs	—	16	7,162
Other (1)	1,173	359	1,351
Adjusted EBITDA	$324,641	$(302,011)	$504,673

(1)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

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

2021 vs. 2020

Due to the effects of the COVID-19 pandemic, the results for the year ended December 31, 2021 were not directly comparable with the results for the year ended December 31, 2020. The year ended December 31, 2021 included 1,765 operating days compared with 487 operating days for the year ended December 31, 2020.

Due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except for our Canadian property, Canada's Wonderland, which opened in July 2021. Upon opening in 2021, park operating calendars were reduced, guest reservations were required, and some operating restrictions were in place. We removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout 2021. We adjusted our 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September and the fourth quarter at most of our properties. The year ended December 31, 2021 also included results prior to the May 2021 opening of our parks from limited out-of-park operations, including the operation of some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021.

For the year ended December 31, 2020 and due to the effects of the COVID-19 pandemic, our properties closed on March 14, 2020. Eight of our 13 properties resumed partial operations on a staggered basis beginning in the second quarter of 2020 with opening dates beginning in mid-June and continuing through mid-July. During this time, we also reopened operations at some of our out-of-park operations, such as hotel operations. Due to soft demand trends upon reopening, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier than the park's pre-pandemic operating calendar. Two additional parks reopened on weekends in November and December of 2020. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals which were classified as out-of-park revenues. The 2020 results also included daily operations at Knott's Berry Farm and 16 operating days at the Schlitterbahn parks prior to the March 14, 2020 closure of our properties. Attendance, in-park per capita spending and operating day statistics for 2020 and 2021 exclude the Knott's Berry Farm culinary festivals.

The following table presents key financial information and operating statistics for the years ended December 31, 2021 and December 31, 2020:

			Increase (Decrease)
	December 31, 2021	December 31, 2020	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,338,219	$181,555	$1,156,664	N/M
Operating costs and expenses	1,030,466	483,891	546,575	113.0%
Depreciation and amortization	148,803	157,549	(8,746)	(5.6)%
Loss on impairment/retirement of fixed assets, net	10,486	8,135	2,351	N/M
Loss on impairment of goodwill and other intangibles	—	103,999	(103,999)	N/M
Loss (gain) on other assets	129	(11)	140	N/M
Operating income (loss)	$148,335	$(572,008)	$720,343	N/M

Other Data:
Adjusted EBITDA (1)	$324,641	$(302,011)	$626,652	N/M
Attendance	19,498	2,595	16,903	N/M
In-park per capita spending	$62.03	$46.38	$15.65	33.7%
Out-of-park revenues	$167,978	$67,375	$100,603	149.3%

N/M    Not meaningful either due to the nature of the expense line-item or due to minimal operations in 2020

(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net (loss) income, see page 20.

Consolidated net revenues totaled $1.3 billion for the year ended December 31, 2021 compared with $181.6 million for 2020. This increase in net revenues was attributable to the 1,278 operating day increase in 2021 resulting in a 16.9 million-visit increase in attendance and a $100.6 million increase in out-of-park revenues. In-park per capita spending for the year ended December 31, 2021 increased 34% to $62.03, which represented higher levels of guest spending across all key revenue categories, particularly admissions, extra-charge attractions, including front-of-line Fast Lane products, and food and beverage, and was driven by increases in pricing and volume. The increase in net revenues included a $6.5 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the year ended December 31, 2021 increased to $1.0 billion from $483.9 million for 2020. This was the result of an $84.5 million increase in cost of food, merchandise and games revenues ("COGS"), a $350.5 million increase in operating expenses, and a $111.6 million increase in selling, general, and administrative expenses ("SG&A"), all of which were largely the result of the 1,278 operating day increase in 2021. While the majority of the $350.5 million increase in operating expenses was attributable to the increase in operating days, there was also a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market, as well as higher full-time wages, including accrued bonus plans. Similarly, the $111.6 million increase in SG&A expense was driven by resumed park operations in 2021. However, the increase in SG&A expense was also driven by an increase in full-time wages, particularly for accrued bonus plans and equity-based compensation plans, as well as consulting fees incurred in 2021 related to a business optimization program. The increase in operating costs and expenses included a $3.4 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the year ended December 31, 2021 decreased $8.7 million compared with 2020 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition in 2021. The loss on impairment / retirement of fixed assets for 2021 was $10.5 million compared with $8.1 million for 2020. The loss on impairment / retirement of fixed assets for 2021 included retirements of assets in the normal course of business, as well as the impairment of a few specific assets in the second half of 2021. The loss on impairment / retirement of fixed assets for 2020 included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 6), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020, and an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020 (see Note 7).

After the items above, operating income for 2021 totaled $148.3 million compared with an operating loss of $572.0 million for 2020.

Interest expense for 2021 increased $33.4 million due to interest incurred on the 2025 senior notes issued in April 2020 and the 2028 senior notes issued in October 2020. The net effect of our swaps resulted in a $19.0 million benefit to earnings for 2021 compared with a $15.8 million charge to earnings for 2020. The difference was attributable to the change in fair market value of our swap portfolio. We recognized a loss on early debt extinguishment of $5.9 million in 2021 related to a full redemption of the 2024 senior notes, and we recognized a $2.3 million loss on early debt extinguishment in 2020 related to the 2020 refinancing events (see Note 8). During 2021, we also recognized a $6.2 million net charge to earnings for foreign currency gains and losses compared with a $12.2 million net benefit to earnings for 2020. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2021, a provision for taxes of $20.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $137.9 million recorded for 2020. The difference in provision for taxes was attributable to a larger pretax loss in 2020 from our taxable subsidiaries, as well as expected benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we carried back the tax year 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $79.7 million. Second, the annual effective tax rate for 2021 and for 2020 included a net benefit of $1.7 million and $18.1 million, respectively, from carrying back the tax year 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $4.7 million and $16.1 million in 2021 and 2020, respectively, for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

After the items above, net loss for 2021 totaled $48.5 million, or $0.86 per diluted limited partner unit, compared with a net loss of $590.2 million, or $10.45 per diluted unit, for 2020.

For 2021, Adjusted EBITDA totaled $324.6 million compared with a $302.0 million Adjusted EBITDA loss for 2020. The increase in Adjusted EBITDA was primarily due to the impact of COVID-19 related park closures in 2020 and the related improvement in attendance, in-park per capita spending and out-of-park revenues from reopening parks in 2021.

2021 vs. 2019

As described above, the results for the year ended December 31, 2021 were not directly comparable with the results for the year ended December 31, 2020 due to the effects of the COVID-19 pandemic. The results for the year ended December 31, 2021 were more comparable with the results for the year ended December 31, 2019. As a result, we have included analysis comparing our 2021 results with our 2019 results. However, the 2021 results are also not directly comparable with the 2019 results due to the postponed opening of our parks for the 2021 operating season until May 2021, as well as operating restrictions in place upon opening in 2021, compared with a pre-pandemic operating season in 2019. The year ended December 31, 2021 included 1,765 operating days compared with a total of 2,224 operating days for the year ended December 31, 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2021 and December 31, 2020:

			Increase (Decrease)
	December 31, 2021	December 31, 2019	$	%
	(Amounts in thousands, except for per capita spending)
Net revenues	$1,338,219	$1,474,925	$(136,706)	(9.3)%
Operating costs and expenses	1,030,466	990,716	39,750	4.0%
Depreciation and amortization	148,803	170,456	(21,653)	(12.7)%
Loss on impairment/retirement of fixed assets, net	10,486	4,931	5,555	N/M
Loss (gain) on other assets	129	(617)	746	N/M
Operating income	$148,335	$309,439	$(161,104)	(52.1)%

Other Data:
Adjusted EBITDA (1)	$324,641	$504,673	$(180,032)	(35.7)%
Adjusted EBITDA margin (2)	24.3%	34.2%	—	(9.9)%
Attendance	19,498	27,938	(8,440)	(30.2)%
In-park per capita spending	$62.03	$48.32	$13.71	28.4%
Out-of-park revenues	$167,978	$168,708	$(730)	(0.4)%

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

For the year ended December 31, 2021, net revenues totaled $1.3 billion compared with $1.5 billion for 2019. The decrease in net revenues reflected the impact of an 8.4 million-visit, or 30%, decline in attendance partially offset by the impact of a $13.71, or 28%, increase in in-park per capita spending. The decrease in net revenues and attendance was primarily attributable to 459 fewer operating days in 2021. Out-of-park revenues for the year ended December 31, 2021 were comparable to 2019. Lower out-of-park revenues that resulted from the delayed opening of our parks in 2021 until May 2021 and the temporary closure of two hotel properties for renovations during 2021 were mostly offset by additional out-of-park revenues from the Knott's Berry Farm culinary festival in 2021.

Operating costs and expenses for the year ended December 31, 2021 increased $39.8 million compared with 2019. This was the result of a $56.0 million increase in operating expenses offset by a $13.8 million decrease in COGS and a $2.5 million decrease in SG&A expense, all of which were impacted by the result of fewer operating days in 2021. Operating expenses increased compared with 2019 despite fewer operating days due to a meaningful increase in the seasonal labor rate in order to recruit employees in a challenging labor market, as well as higher full-time wages attributable to an increase in headcount. Seasonal labor hours declined in 2021 compared to 2019. The decrease in COGS was attributable to fewer operating days in 2021. COGS as a percentage of food, merchandise and games revenue in 2021 was comparable to 2019. The decrease in SG&A expense was primarily due to less advertising expense due to fewer operating days and a more efficient marketing program offset by an increase in full-time wages, particularly for accrued bonus plans and equity-compensation plans.

Depreciation and amortization expense for the year ended December 31, 2021 decreased $21.7 million compared with 2019 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition in 2021, as well as the change in estimated useful life of a long-lived asset at Kings Dominion in 2019. The loss on impairment / retirement of fixed assets for 2021 was $10.5 million compared with $4.9 million for 2019. The loss on impairment / retirement of fixed assets for 2021 included the impairment of a few specific assets in the second half of 2021.

After the items above, operating income for 2021 totaled $148.3 million compared with operating income of $309.4 million for 2019.

Interest expense for 2021 increased $83.7 million due to interest incurred on the 2025 senior notes and the 2028 senior notes, both of which were issued in 2020. The net effect of our swaps resulted in a $19.0 million benefit to earnings for 2021 compared with a $16.5 million charge to earnings for 2019. The difference was attributable to the change in fair market value of our swap portfolio. We recognized a loss on early debt extinguishment of $5.9 million in 2021 related to a full redemption of the 2024 senior notes (see Note 8). During 2021, we also recognized a $6.2 million net charge to earnings for foreign currency gains and losses compared with a $21.1 million net benefit to earnings for 2019. Both amounts primarily represent remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2021, a provision for taxes of $20.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $42.8 million recorded for 2019. The decrease in provision for taxes was attributable to a decrease in pretax income from our taxable subsidiaries during 2021.

After the items above, net loss for 2021 totaled $48.5 million, or $0.86 per diluted limited partner unit, compared with net income of $172.4 million, or $3.03 per diluted unit, for 2019.

For 2021, Adjusted EBITDA totaled $324.6 million compared with $504.7 million for 2019. Similarly, our Adjusted EBITDA margin for 2021 decreased compared with the Adjusted EBITDA margin for 2019. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were both largely due to the postponed opening of our parks for the 2021 operating season until May 2021, other COVID-19 related operating calendar changes and restrictions, as well as significantly increased labor costs in 2021 due to labor rate pressures.

In order to provide a more meaningful comparison of our key operational measures, we have provided comparable same-day statistics for attendance and in-park per capita spending. These supplemental comparisons were used by management for operational decisions during 2021. We believe these supplemental key operational measures provide a more meaningful measure of demand and guest spending trends on an annual basis due to the material variances in operating days between years.

For attendance and in-park per capita spending, the comparable same-day statistics compare the results from 1,695 operating days for the year ended December 31, 2021 with the comparable 1,695 operating days for the year ended December 31, 2019. The 1,695 operating days for the year ended December 31, 2021 included the 1,765 total operating days for the period less 70 operating days from the Schlitterbahn parks which were acquired on July 1, 2019. As a result, on a comparable same-day basis, we excluded $15.4 million of in-park revenues and 0.3 million visits for the year ended December 31, 2021. We also excluded $239.0 million of in-park revenues and 5.3 million visits for the year ended December 31, 2019 to exclude the results of 2019 operating days without equivalent 2021 operating days. No adjustments otherwise were made to the daily data from either period, including no adjustments to reflect the impact of fewer operating hours within an operating day or operating restrictions in place in 2021.

Attendance for the year ended December 31, 2021 represented approximately 85% of attendance for the year ended December 31, 2019 on a comparable same-day basis driven by season pass attendance and general admission and offset by an expected slower recovery in group sales attendance. In-park per capita spending for the year ended December 31, 2021 represented approximately 127% of in-park per capita spending for the year ended December 31, 2019 on a comparable same-day basis. The increase in in-park per capita spending on a comparable same-day basis was attributable to increases in all key spending categories, particularly admission, extra-charge attractions, including front-of-line Fast Lane products, and food and beverage. Attendance and in-park per capita spending as a percentage of 2019 results on a comparable same-day basis increased from the initial opening of our parks in May 2021 through the end of the year. Due to the nature of out-of-park revenues, we are not able to produce comparable same-day statistics.

2020 vs. 2019

The results for the year ended December 31, 2020 were not directly comparable with the results for the year ended December 31, 2019 due to park closures and operating calendar changes associated with the COVID-19 pandemic. On March 14, 2020, we closed our properties in response to the spread of COVID-19. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Beginning in the second quarter of 2020, we resumed partial operations at eight properties on a staggered basis with opening dates starting in mid-June and continuing through mid-July. We also reopened operations at some of our out-of-park attractions at this time, such as hotel operations. Attendance upon reopening was impacted by the ongoing effects of the pandemic and was below original expectations. Due to these soft demand trends upon reopening, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day. In addition, some of our reopened parks closed earlier in 2020 than the park's pre-pandemic operating calendar. Two parks, Cedar Point and Kings Island, remained open in 2020 after Labor Day. Two additional parks, Carowinds and Kings Dominion, reopened on weekends in November and December to host abbreviated versions of their traditional WinterFest events. Following March 14, 2020, Knott's Berry Farm's partial operations were limited to culinary festivals. Net revenues from these limited operations at Knott's Berry Farm were classified as out-of-park revenues. Attendance, in-park per capita spending and operating day statistics for 2020 exclude these limited operations at Knott's Berry Farm.

As a result of the effects of the COVID-19 pandemic, the year ended December 31, 2020 included 487 operating days compared with 2,224 operating days for the year ended December 31, 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2020 and December 31, 2019:

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

N/M        Not meaningful either due to the nature of the expense line-item or due to minimal operations in 2020

(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation from net (loss) income, see page 20.

Consolidated net revenues totaled $181.6 million for the year ended December 31, 2020, decreasing $1.3 billion, from $1.5 billion for 2019. This reflected the impact of a 25.3 million-visit decrease in attendance, a $1.94 decrease in in-park per capita spending, and a $101.3 million decrease in out-of-park revenues, all of which were heavily impacted by the aforementioned park closures and operating calendar changes. The decrease in attendance was also due to soft initial demand upon re-opening our parks in 2020. However, demand steadily increased from 20-25% of comparable 2019 attendance levels upon initially reopening up to 55% of comparable 2019 attendance levels in September 2020. The decrease in in-park per capita spending was the result of less guest spending on extra-charge products, specifically front-of-line products, and admission attributable to a higher season pass mix. In-park per capita spending on food, merchandise and games increased compared with 2019. The decrease in out-of-park revenues was primarily attributable to a decline in accommodations revenue related to a decrease in occupancy due to the closures of our parks, as well as a decrease in online transaction fee revenue due to a decline in online sales volume. Net revenues were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the year ended December 31, 2020 decreased 51.2%, or $506.8 million, to $483.9 million from $990.7 million for 2019. The decrease was the result of a $98.3 million decrease in COGS, a $294.4 million decrease in operating expenses, and a $114.1 million decrease in SG&A expense. The decrease in COGS was due to the decline in sales volume due to park closures, operating calendar changes and soft initial demand at parks that opened in 2020. The $294.4 million decrease in operating expenses was attributable to $167.5 million of seasonal labor savings, as well as reductions in operating supplies, maintenance supplies, utilities, entertainment-related fees and insurance attributable to closed properties, abbreviated operating calendars and fewer offerings at our parks in 2020. In addition, full-time wages decreased due to a decline in anticipated payout of bonus plans in 2020. The $114.1 million decrease in SG&A expense was attributable to $57.5 million of advertising expense savings, as well as a reduction in transaction fee expense due to a decline in online sales volume, a decline in the anticipated payout of outstanding equity-based compensation and bonus plans, and 2019 acquisition-related costs. Operating costs and expenses were not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for 2020 decreased $12.9 million compared with 2019 primarily due to the 2019 change in estimated useful life of a long-lived asset at Kings Dominion. The loss on impairment / retirement of fixed assets for 2020 was $8.1 million compared with $4.9 million for 2019. The loss on impairment / retirement of fixed assets for 2020 included a $2.7 million impairment charge with respect to the Schlitterbahn parks' long-lived assets triggered by the effects of the COVID-19 pandemic during the first quarter of 2020 (see Note 6), as well as the impairment of two specific assets during the first quarter of 2020. Similarly triggered by the anticipated effects of the COVID-19 pandemic, the loss on impairment of goodwill and other intangibles for 2020 included a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020, and an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020 (see Note 7). During the first quarter of 2019, a $0.6 million gain on sale of investment was recognized for additional proceeds from the liquidation of a preferred equity investment.

After the items above, operating loss for 2020 totaled $572.0 million compared with operating income of $309.4 million for 2019.

Interest expense for 2020 increased $50.3 million due to interest incurred on the 2025 senior notes issued in April 2020 and on the 2029 senior notes issued in June 2019. The net effect of our swaps resulted in a $15.8 million charge to earnings for 2020 compared with a $16.5 million charge to earnings for 2019. The difference was attributable to the change in fair market value of our swap portfolio. We recognized a $2.3 million loss on early debt extinguishment related to our 2020 refinancing events (see Note 8). During 2020, we also recognized a $12.2 million net benefit to earnings for foreign currency gains and losses compared with a $21.1 million net benefit to earnings for 2019. Both amounts primarily represented remeasurement of the U.S.-dollar denominated debt recorded at our Canadian entity from the U.S.-dollar to the legal entity's functional currency.

For 2020, a benefit for taxes of $137.9 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes recorded for 2019 of $42.8 million. The increase in benefit for taxes was attributable to an increase in pretax loss from our taxable subsidiaries, as well as expected benefits from the CARES Act. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expected to recognize two benefits. First, we expected to carryback the 2020 losses incurred by our corporate subsidiaries, which would result in the refund of a portion of federal income taxes paid during the carryback period of approximately $55.4 million as of December 31, 2020. Second, the annual effective tax rate for 2020 included a net benefit of $18.1 million from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represented an estimated $34.2 million incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The estimated $34.2 million benefit was decreased by $16.1 million in 2020 for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which were not expected to be utilized.

After the items above, net loss for 2020 totaled $590.2 million, or $10.45 per diluted limited partner unit, compared with net income of $172.4 million, or $3.03 per diluted unit, for 2019.

For 2020, Adjusted EBITDA loss totaled $302.0 million compared with a $504.7 million Adjusted EBITDA for 2019. The variance in Adjusted EBITDA was due to decreased net revenues offset somewhat by expense savings attributable to park closures and operating calendar changes as a result of the COVID-19 pandemic.

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

Due to the negative effects of the COVID-19 pandemic, we took steps in 2020 to secure additional liquidity and to obtain relief from certain financial covenants including issuing $1.3 billion of senior notes, amending our term debt and revolving credit agreement, reducing operating expenses, including labor costs, suspending capital expenditures, and suspending quarterly partnership distributions. Due to limited open operations, our 2020 and first quarter 2021 liquidity needs were funded from cash on hand from the recently issued senior notes. We began generating positive cash flows from operations during the second quarter of 2021. Despite a delayed start and various operating restrictions in place for the 2021 operating season, our 2021 operating results exceeded our initial expectations, driven by higher consumer demand driving both attendance and in-park per capita spending. As a result, we subsequently redeemed all of our 2024 senior notes in December 2021. We expect to fund our 2022 liquidity needs with cash from operating activities and borrowings from our revolving credit facility. As of December 31, 2021, we had cash on hand of $61.1 million and $359.2 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we have concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the first quarter of 2023.

As restrictions to mitigate the spread of COVID-19 have largely been lifted and our properties have mostly been able to resume full operations, management is focused on driving profitable and sustainable growth in the business, reducing the Partnership's outstanding debt, and reinstating the quarterly Partnership distribution. We expect to invest between $200 million and $215 million in capital expenditures for the 2022 operating season, which will include the completion of several resort renovation projects, and investments to expand our park offerings and develop new revenue centers, and technology enhancements, such as cashless parks, touch-free transactions and labor management tools.

Following the issuance of $1.3 billion of senior notes in 2020 and the redemption of the 2024 senior notes in December 2021, we anticipate $150 million in annual cash interest in 2022 of which 75% of the payments occur in the second and fourth quarter. We are expecting to receive $79.7 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States and an additional $9.5 million in tax refunds attributable to net operating losses being carried back to prior years in Canada. We anticipate receiving these tax refunds during 2022. In 2022, we anticipate cash payments for income taxes to range from $45 million to $60 million, exclusive of these tax refunds.

Operating Activities
Net cash from operating activities in 2021 totaled $201.2 million compared with net cash for operating activities of $416.5 million in 2020 and net cash from operating activities of $403.0 million in 2019. The variance between years was attributable to lower earnings in 2020, and to a lesser extent in 2021, as a result of disrupted operations due to the COVID-19 pandemic.

Cash interest payments totaled $174.3 million in 2021 compared with $130.4 million in 2020. The increase in cash interest payments from 2020 was attributable to a full year of interest paid on the 2025 senior notes and 2028 senior notes which were issued during 2020. Cash interest payments in 2020 increased $44.8 million compared to 2019 due to a partial year of interest paid on the 2025 senior notes in 2020 offset by less outstanding term debt in 2020 following a $463.3 million prepayment in the second quarter of 2020. Cash payments for income taxes totaled $10.1 million in 2021 compared with $1.8 million in 2020 and $40.8 million in 2019. The variance between years for cash payments for income taxes was attributable to the impact of disrupted operations in 2020, and to a lesser extent 2021.

Investing Activities
Net cash for investing activities in 2021 totaled $57.8 million, a decrease of $63.0 million compared with 2020. The decrease from 2020 was attributable to less spending in 2021 as we continued to recover from the effects of the COVID-19 pandemic. Net cash for investing activities in 2020 decreased $479.4 million compared with 2019. The decrease from 2019 was attributable to two causes. First, in 2020 and due to the effects of the COVID-19 pandemic, we reduced our capital spending by approximately $60 million from our initial capital expenditures budget to maintain flexibility and retain liquidity. Second, in 2019, net cash for investing activities included the acquisitions of the Schlitterbahn parks and Sawmill Creek Resort and the purchase of the land at California's Great America from the City of Santa Clara.

Financing Activities
Net cash for financing activities in 2021 totaled $466.4 million compared with net cash from financing activities of $730.9 million in 2020. The variance in net cash (for) from financing activities was due to the full redemption of the 2024 senior notes in 2021 and the April 2020 refinancing events and the issuance of the 2028 senior notes in 2020. Net cash from financing activities in 2020 increased $460.4 million compared with net cash for financing activities in 2019. The increase from 2019 was primarily attributable to the net cash proceeds from the April 2020 financing events and the issuance of the 2028 senior notes in 2020 compared with the 2029 senior notes issuance in 2019. The increase from 2019 was somewhat offset by the suspension of quarterly partnership distributions following the first quarter 2020 partnership distribution.

Contractual Obligations
As of December 31, 2021, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under the 2017 Credit Agreement, as amended. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 bps, under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of December 31, 2021.

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

•No borrowings under the $375 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The remaining $75 million of the revolving credit facility bears interest at LIBOR plus 300 bps or CDOR plus 200 bps and requires the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. $300 million of the revolving credit facility is scheduled to mature in December 2023 and $75 million of the revolving credit facility is scheduled to mature in April 2022. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.8 million as of December 31, 2021 and $15.9 million as of December 31, 2020, we had available borrowings under our revolving credit facility of $359.2 million as of December 31, 2021 and $359.1 million as of December 31, 2020. Our letters of credit are primarily in place to backstop insurance arrangements. We did not borrow on the revolving credit facility during 2021. During the year ended December 31, 2020, the maximum outstanding balance under our revolving credit facility was $140.0 million.

On December 17, 2021, we redeemed $450 million of 5.375% senior unsecured notes, which otherwise would have matured in June 2024, at a redemption price equal to 100.896% of the principal amount plus accrued and unpaid interest. We further amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes.

As of December 31, 2021 and December 31, 2020, we had four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of December 31, 2021 and December 31, 2020, the fair market value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the consolidated balance sheets.

The 2017 Credit Agreement, as amended, includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain Restricted Payments, including partnership distributions, under the credit agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. We were in compliance with the applicable financial covenants under our credit agreement during 2021.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.25x as of December 31, 2021.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes

As discussed within the Long-Term Debt footnote at Note 8, we had four tranches of fixed rate senior notes outstanding at December 31, 2021: the 2025, 2027, 2028 and 2029 senior notes. The 2024 senior notes were fully redeemed on December 17, 2021. The 2024, 2027, 2028 and 2029 senior notes (the “registered senior notes”) were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") were the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

The 2027, 2028 and 2029 senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt, including the other registered senior notes. However, the 2027, 2028 and 2029 senior notes rank effectively junior to our secured debt under the 2017 Credit Agreement, as amended, and the 2025 senior notes to the extent of the value of the assets securing such debt.

In the event that the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor is released from its obligations under our senior secured credit facilities (or the 2017 Credit Agreement, as amended), such entity will also be released from its obligations under the registered senior notes. In addition, the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor can be released from its obligations under the 2027, 2028 and 2029 senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the 2027, 2028 and 2029 senior notes: i) any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of Cedar Fair or a sale or disposition of all or substantially all of the assets of such entity; ii) if such entity is dissolved or liquidated; iii) if we designate such entity as an Unrestricted Subsidiary; iv) upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary of Cedar Fair or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is or was a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guaranteed the 2024 senior notes included the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and was a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.0 million and $11.5 million as of December 31, 2021 and December 31, 2020, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of December 31, 2021
Current Assets	$517	$97,221	$96,042	$572,865	$1,187,211
Non-Current Assets	(138,126)	1,647,952	540,332	2,368,737	2,145,307
Current Liabilities	410,779	1,331,130	29,050	227,483	58,949
Non-Current Liabilities	147,021	21,274	24,043	2,385,100	97,803
Balance as of December 31, 2020
Current Assets	$421	$33,985	$44,465	$464,779	$1,044,779
Non-Current Assets	(30,651)	995,507	528,281	2,311,502	1,820,745
Current Liabilities	488,799	573,244	18,235	200,107	40,412
Non-Current Liabilities	146,106	44,778	461,903	2,370,939	91,835

Summarized Statement of Operations (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Year Ended December 31, 2021
Net revenues	$35,908	$363,340	$75,353	$1,449,022	$344,778
Operating income (loss)	31,808	(156,079)	12,545	136,844	124,405
Net (loss) income	(46,741)	(34,647)	1,967	—	62,586

Year Ended December 31, 2020
Net revenues	$—	$102	$440	$510,077	$150,439
Operating (loss) income	(198,769)	(322,420)	(37,655)	109,688	(121,437)
Net loss	(588,690)	(359,984)	(54,046)	—	(149,704)

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.4 million as of December 31, 2021 and $12.7 million as of December 31, 2020; Non-Current Assets - $2,254.9 million as of December 31, 2021 and $2,201.8 million as of December 31, 2020; and Net revenues - $126.6 million as of December 31, 2021 and $130.3 million as of December 31, 2020. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

None of our interest rate swap agreements are designated as hedging instruments. Changes in fair value of derivative instruments that do not qualify for hedge accounting are reported as "Net effect of swaps" in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2021, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.6 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $1.0 million decrease in annual operating income for the year ended December 31, 2021.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, including the timing of any debt paydown or payment of partnership distributions, or that our growth strategies will achieve the targeted results. Important factors, including those listed under Item 1A in this Form 10-K could adversely affect our future financial performance, as well as the timing of any debt paydown or payment of partnership distributions, and our growth strategies, and cause actual results to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P., and subsidiaries (the "Partnership") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Revenues - Refer to Notes 3 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Partnership defers revenue for its multi-use products, including season-long products for admissions, dining, beverages, and other products and recognizes revenues over the estimated number of uses expected for each type of product. The Partnership estimates a redemption rate for each multi-use product using historical and forecasted uses at each park. Revenue is then recognized on a pro-rated basis based on the estimated allocated selling price of the multi-use product and the estimated uses of that product. During the third quarter of 2021, management began selling multi-use products for the 2022 operating season. These products include providing the customer park access for the remainder of the 2021 operating season. In addition, during the first and second quarters of 2021, the validity of certain multi-use products for two parks purchased for the 2020 and 2021 operating seasons were extended into the 2022 operating season. Deferred revenue as of December 31, 2021 was $187.6 million.

Auditing the amount of deferred revenue associated with the multi-use products that should be recognized in each fiscal year required a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated park use projections and the recognition of revenue from deferred revenue included the following, among others:
•We tested the effectiveness of controls over revenue recognition related to multi-use products.
•We tested the completeness and accuracy of the year end deferred revenue balance.
•We evaluated the reasonableness of the year-over-year change in deferred revenue.
•We tested whether revenue relating to the current fiscal year was appropriately recognized.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 18, 2022

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$61,119	$376,736
Receivables	62,109	34,445
Inventories	32,113	47,479
Current income tax receivable	84,051	69,104
Other current assets	24,249	26,747
	263,641	554,511
Property and Equipment:
Land	443,190	442,708
Land improvements	486,014	467,176
Buildings	855,297	849,404
Rides and equipment	1,986,235	1,962,324
Construction in progress	57,666	75,507
	3,828,402	3,797,119
Less accumulated depreciation	(2,117,659)	(1,995,138)
	1,710,743	1,801,981
Goodwill	267,232	266,961
Other Intangibles, net	49,994	50,288
Right-of-Use Asset	16,294	13,527
Other Assets	5,116	6,144
	$2,313,020	$2,693,412
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$53,912	$14,272
Deferred revenue	187,599	183,354
Accrued interest	32,011	33,718
Accrued taxes	9,075	10,775
Accrued salaries, wages and benefits	53,833	24,975
Self-insurance reserves	24,573	22,322
Other accrued liabilities	20,511	10,565
	381,514	299,981
Deferred Tax Liability	66,483	39,595
Derivative Liability	20,086	39,086
Lease Liability	13,345	10,483
Other Liabilities	11,144	16,460
Long-Term Debt:
Term debt	258,391	255,025
Notes	2,260,545	2,699,219
	2,518,936	2,954,244
Partners’ Deficit:
Special L.P. interests	5,290	5,290
General partner	(7)	(7)
Limited partners, 56,854 and 56,706 units outstanding as of December 31, 2021 and December 31, 2020, respectively	(712,714)	(674,319)
Accumulated other comprehensive income	8,943	2,599
	(698,488)	(666,437)
	$2,313,020	$2,693,412
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per unit amounts)

	Years Ended December 31,
	2021	2020	2019
Net revenues:
Admissions	$674,799	$67,852	$795,271
Food, merchandise and games	432,513	76,921	473,499
Accommodations, extra-charge products and other	230,907	36,782	206,155
	1,338,219	181,555	1,474,925
Costs and expenses:
Cost of food, merchandise and games revenues	112,466	27,991	126,264
Operating expenses	698,242	347,782	642,200
Selling, general and administrative	219,758	108,118	222,252
Depreciation and amortization	148,803	157,549	170,456
Loss on impairment / retirement of fixed assets, net	10,486	8,135	4,931
Loss on impairment of goodwill and other intangibles	—	103,999	—
Loss (gain) on other assets	129	(11)	(617)
	1,189,884	753,563	1,165,486
Operating income (loss)	148,335	(572,008)	309,439
Interest expense	184,032	150,669	100,364
Net effect of swaps	(19,000)	15,849	16,532
Loss on early debt extinguishment	5,909	2,262	—
Loss (gain) on foreign currency	6,177	(12,183)	(21,107)
Other income	(300)	(447)	(1,504)
(Loss) income before taxes	(28,483)	(728,158)	215,154
Provision (benefit) for taxes	20,035	(137,915)	42,789
Net (loss) income	(48,518)	(590,243)	172,365
Net (loss) income allocated to general partner	—	(6)	2
Net (loss) income allocated to limited partners	$(48,518)	$(590,237)	$172,363

Net (loss) income	$(48,518)	$(590,243)	$172,365
Other comprehensive income (loss), (net of tax):
Foreign currency translation	6,344	(7,147)	(11,536)
Other comprehensive income (loss), (net of tax)	6,344	(7,147)	(11,536)
Total comprehensive (loss) income	$(42,174)	$(597,390)	$160,829
Basic (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,610	56,476	56,349
Net (loss) income per limited partner unit	$(0.86)	$(10.45)	$3.06
Diluted (loss) income per limited partner unit:
Weighted average limited partner units outstanding	56,610	56,476	56,921
Net (loss) income per limited partner unit	$(0.86)	$(10.45)	$3.03
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Equity	General Partner’s Equity	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity (Deficit)
Balance as of December 31, 2018	56,564	$5,845	$(1)	$5,290	$21,282	$32,416
Net income	—	172,363	2	—	—	172,365
Partnership distribution declared ($3.710 per unit)	—	(210,009)	(2)	—	—	(210,011)
Issuance of limited partnership units related to compensation	102	8,183	—	—	—	8,183
Tax effect of units involved in treasury unit transactions	—	(1,383)	—	—	—	(1,383)
Foreign currency translation adjustment, net of tax $(2,161)	—	—	—	—	(11,536)	(11,536)
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(590,237)	(6)	—	—	(590,243)
Partnership distribution declared ($0.935 per unit)	—	(53,020)	—	—	—	(53,020)
Issuance of limited partnership units related to compensation	40	(4,721)	—	—	—	(4,721)
Tax effect of units involved in treasury unit transactions	—	(1,490)	—	—	—	(1,490)
Foreign currency translation adjustment, net of tax $(546)	—	—	—	—	(7,147)	(7,147)
Other	—	150	—	—	—	150
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(48,518)	—	—	—	(48,518)
Issuance of limited partnership units related to compensation	148	11,050	—	—	—	11,050
Tax effect of units involved in treasury unit transactions	—	(927)	—	—	—	(927)
Foreign currency translation adjustment, net of tax $(154)	—	—	—	—	6,344	6,344
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net (loss) income	$(48,518)	$(590,243)	$172,365
Adjustments to reconcile net (loss) income to net cash from (for) operating activities:
Depreciation and amortization	148,803	157,549	170,456
Loss on early debt extinguishment	5,909	2,262	—
Loss on impairment of goodwill and other intangibles	—	103,999	—
Non-cash foreign currency loss (gain) on debt	5,986	(9,344)	(22,307)
Non-cash equity-based compensation expense	15,431	(209)	11,910
Non-cash deferred income tax expense (benefit)	26,888	(41,933)	(4,106)
Net effect of swaps	(19,000)	15,849	16,532
Other non-cash expenses	21,005	14,547	7,928
Change in operating assets and liabilities:
(Increase) decrease in receivables	(27,651)	28,729	(8,166)
(Increase) decrease in inventories	15,384	(14,499)	(211)
(Increase) decrease in tax receivable	(16,602)	(97,488)	8,547
(Increase) decrease in other assets	1,928	(12,180)	(5,221)
Increase (decrease) in accounts payable	34,515	(9,917)	(1,107)
Increase (decrease) in deferred revenue	3,622	31,160	36,920
Increase (decrease) in accrued interest	(1,711)	12,235	13,414
Increase (decrease) in accrued salaries, wages and benefits	28,850	(4,609)	10,674
Increase (decrease) in other liabilities	6,387	(2,445)	(4,587)
Net cash from (for) operating activities	201,226	(416,537)	403,041
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(59,183)	(129,087)	(330,662)
Acquisitions, net of cash acquired	—	—	(270,171)
Proceeds from sale of other assets	1,405	8,266	617
Net cash for investing activities	(57,778)	(120,821)	(600,216)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Note borrowings	—	1,300,000	500,000
Term debt payments	—	(465,125)	(5,625)
Note payments, including amounts paid for early termination	(460,755)	—	—
Distributions paid to partners	—	(53,020)	(210,011)
Payment of debt issuance costs and original issue discount	(367)	(46,849)	(8,262)
Payments related to tax withholding for equity compensation	(4,652)	(4,624)	(4,250)
Other	(659)	468	(1,383)
Net cash (for) from financing activities	(466,433)	730,850	270,469
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,368	992	3,609
Net (decrease) increase for the year	(315,617)	194,484	76,903
Balance, beginning of year	376,736	182,252	105,349
Balance, end of year	$61,119	$376,736	$182,252

SUPPLEMENTAL INFORMATION
Cash payments for interest	$174,253	$130,444	$85,596
Interest capitalized	1,741	2,653	3,001
Cash payments for income taxes, net of refunds	10,054	1,792	40,793
Capital expenditures in accounts payable	7,368	3,286	9,073

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Impact of COVID-19 Pandemic:
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. On March 14, 2020, we closed our properties in response to the spread of COVID-19 and local government mandates. We ultimately resumed only partial operations at 10 of our 13 properties in 2020. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted, including reduced operating days per week and operating hours within each operating day and earlier closure of certain parks than a typical operating year. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were also able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021.

Despite a delayed start and various operating restrictions in place for the 2021 operating season, our 2021 operating results exceeded our initial expectations, driven by greater consumer demand resulting in higher attendance and in-park per capita spending. As a result, we made progress towards our goal to reduce outstanding debt by redeeming $450 million of unsecured senior notes in December 2021. The notes redeemed were previously due in 2024.

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

(2) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2021, there were 56,854,214 outstanding limited partnership units listed on The New York Stock Exchange, net of 207,769 units held in treasury. As of December 31, 2020, there were 56,706,338 outstanding limited partnership units listed, net of 355,645 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. Following the closure of our parks in March 2020 in response to COVID-19 health recommendations, the Board of Directors suspended quarterly partnership distributions to maintain flexibility and additional liquidity. The Board of Directors is committed to reinstitute quarterly partnership distributions in accordance with the Partnership Agreement when it is appropriate to do so, and it is permissible under the 2017 Credit Agreement, as amended, and our other debt covenants.

(3) Summary of Significant Accounting Policies:
We use the following policies in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned or the Partnership is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

Foreign Currency
The U.S. dollar is our reporting currency and the functional currency for most of our operations. The financial statements of our Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive (loss) income in partners' equity (deficit). Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in (loss) income. Foreign currency losses (gains) for the periods presented were as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Loss (gain) on foreign currency related to re-measurement of U.S. dollar denominated debt held in Canada	$5,986	$(9,344)	$(22,307)
Loss (gain) on other transactions	191	(2,839)	1,200
Loss (gain) on foreign currency	$6,177	$(12,183)	$(21,107)

Segment Reporting
Our properties operate autonomously, and management reviews operating results, evaluates performance and makes operating decisions, including the allocation of resources, on a property-by-property basis. In addition to reviewing and evaluating performance of the business at the property level, the structure of our management incentive compensation systems is centered on the operating results of each property as an integrated operating unit. Therefore, each property represents a separate operating segment of our business with the exception of the Schlitterbahn parks, which are aggregated into one segment. Although we manage our properties with a high degree of autonomy, each property offers and markets a similar collection of products and services to similar customers. In addition, our properties have similar economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating margin and operating profit. Therefore, we operate within a single reportable segment of amusement/water parks with accompanying resort facilities.

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $148.4 million in 2021, $157.0 million in 2020, and $169.8 million in 2019.

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	25 years	-	40 years
Rides	Approximately		20 years
Equipment	3 years	-	10 years

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets. The market approach estimates fair value by utilizing market data for similar assets. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

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

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. As of December 31, 2021 and December 31, 2020, the accrued self-insurance reserves totaled $24.6 million and $22.3 million, respectively.

Derivative Financial Instruments
We are exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, we may enter into derivative transactions pursuant to our overall financial risk management program. We do not use derivative financial instruments for trading purposes. As of December 31, 2021, we had no derivatives designated as cash flow hedges. Instruments that do not qualify for hedge accounting or were de-designated are prospectively adjusted to fair value each reporting period through "Net effect of swaps".

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

Most deferred revenue from contracts with customers is classified as current within the balance sheet. However, a portion of deferred revenue from contracts with customers is typically classified as non-current due to season-long products sold starting in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current in the consolidated balance sheets.

Except for the non-current deferred revenue described above, our contracts with customers typically have an original duration of one year or less. For these short-term contracts, we use the practical expedient applicable to such contracts and have not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when we expect to recognize this revenue. Further, we elected to recognize incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, we elected not to adjust consideration for the effects of significant financing components of our installment purchase plans because the terms of these plans do not exceed one year.

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets. Advertising expense totaled $37.0 million in 2021, $10.5 million in 2020 and $67.9 million in 2019. Due to the effects of the COVID-19 pandemic, we suspended all advertising costs in 2020 effective April 2020. For those parks which ultimately opened in 2020, we incurred limited incremental advertising expense for the remainder of 2020 to correspond with lower than typical attendance levels and abbreviated park operating calendars. In 2021, we also incurred less advertising costs than in previous years due to fewer operating days in the year, as well as the execution of a more efficient marketing program.

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

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net (loss) income. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
(In thousands, except per unit amounts)	2021	2020	2019
Basic weighted average units outstanding	56,610	56,476	56,349
Effect of dilutive units:
Deferred units (Note 10)	—	—	50
Performance units (Note 10)	—	—	118
Restricted units (Note 10)	—	—	275
Unit options (Note 10)	—	—	129
Diluted weighted average units outstanding	56,610	56,476	56,921
Net (loss) income per unit - basic	$(0.86)	$(10.45)	$3.06
Net (loss) income per unit - diluted	$(0.86)	$(10.45)	$3.03

There were approximately 0.4 million and 0.3 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the years ended December 31, 2021 and 2020, respectively, as their effect would have been anti-dilutive due to the net loss in the period.

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

In November 2021, the FASB issued Accounting Standards Update No. 2021-10, Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. The amendments can be applied either prospectively or retrospectively. We adopted ASU 2021-10 retrospectively by providing the prescribed annual disclosures as part of these financial statements within the Income and Partnership Taxes footnote (see Note 12).

New Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. We are in the process of evaluating the effect these standards will have on the consolidated financial statements and related disclosures.

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

Due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested the long-lived assets, goodwill and indefinite-lived intangible assets of the Schlitterbahn parks for impairment during the first and third quarters of 2020. This resulted in impairment charges at the Schlitterbahn parks of $2.7 million for long-lived assets, $73.6 million for goodwill and $7.9 million for the Schlitterbahn trade name during the first quarter of 2020, and $11.3 million for goodwill and $2.2 million for the Schlitterbahn trade name during the third quarter of 2020 (see Note 6 and Note 7).

The results of the Schlitterbahn parks' operations from the date of acquisition, including $63.9 million, $10.9 million and $42.5 million of net revenues; and $7.8 million of net income, $121.7 million of net loss and $12.0 million of net income, are included within the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. If we had acquired the Schlitterbahn parks on January 1, 2019, our results for the year ended December 31, 2019 would have included net revenues and net income of approximately $69 million and $11 million, respectively. Related acquisition transaction costs totaled $7.0 million for the year ended December 31, 2019 and were included within "Selling, general and administrative expenses".

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

	Years Ended December 31,
(In thousands)	2021	2020	2019
In-park revenues	$1,209,505	$120,370	$1,349,903
Out-of-park revenues	167,978	67,375	168,708
Concessionaire remittance	(39,264)	(6,190)	(43,686)
Net revenues	$1,338,219	$181,555	$1,474,925

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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. In addition, four of our parks provided their season pass holders a loyalty reward to be used on purchases within the park during the 2021 operating season. We identified the loyalty reward as a separate performance obligation and allocated revenue to the season pass and loyalty reward in a manner consistent with other bundled products. The extended validity of the 2020 season-long products, and to a much lesser extent the loyalty reward offering, resulted in a significant amount of revenue deferred from 2020 into 2021.

All 2020 and 2021 season-long product revenue has been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. In the first quarter of 2021, Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, as well as a further extension for out-of-state season pass holders due to more restrictive state guidelines for out-of-state visitors. In the second quarter of 2021, Canada's Wonderland extended its 2020 and 2021 season-long products through September 5, 2022. No other parks offered similar plans. We expect deferred revenue related to these further extended season-long products to be realized within 12 months from the balance sheet date.

In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Of the $183.4 million of current deferred revenue recorded as of January 1, 2021, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, marina deposits, advanced resort reservations, and other deferred revenue. During the year ended December 31, 2021, approximately $163 million of the deferred revenue balance as of January 1, 2021 was recognized. Typically, all deferred revenue as of January 1, 2021 would have been recognized by December 31, 2021 except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. The deferred revenue unrecognized from the $183.4 million of current deferred revenue recorded as of January 1, 2021 was due to the extension of the validity of our 2020 and 2021 season-long products into the 2022 operating season at two of our parks. As of January 1, 2021, we also had recorded $10.5 million of non-current deferred revenue which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products (and other select products for specific time periods), and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of December 31, 2021 and December 31, 2020, we recorded a $5.7 million and $8.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland where we resumed collections in June 2021. As of December 31, 2021, all 2020 and 2021 installment plans had concluded.

(6) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the consolidated financial statements.

We concluded indicators of impairment did not exist during 2021. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first and third quarters of 2020 and due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested our long-lived assets for impairment. We concluded the estimated fair values of the long-lived assets at the Schlitterbahn parks no longer exceeded the related carrying values during the first quarter of 2020. Therefore, we recorded a $2.7 million impairment charge equal to the difference between the fair value and the carrying amounts of the assets in "Loss on impairment / retirement of fixed assets" within the consolidated statement of operations and comprehensive loss during the first quarter of 2020. The fair value of the long-lived assets was determined using a real and personal property appraisal which was performed in accordance with ASC 820 - Fair Value Measurement. We performed additional impairment testing during the third quarter of 2020 due to a further decline in our financial performance projections. Our impairment testing during the third quarter of 2020 resulted in no further impairment of our long-lived assets. Management made significant estimates in performing the impairment tests, including the anticipated time frame to re-open our parks and the related anticipated demand upon re-opening our parks. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

Remaining acreage from the former WildWater Kingdom, a separately gated outdoor water park located near Cleveland in Aurora, Ohio, was recorded within "Other Assets" in the prior period consolidated balance sheet ($2.1 million as of December 31, 2020). All remaining acreage from this property was sold during the second quarter of 2021.

(7) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names are reviewed for impairment annually, or more frequently if indicators of impairment exist. During 2021, we concluded indicators of impairment did not exist. We based our conclusion on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. During the first and third quarters of 2020 and due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested our goodwill and indefinite-lived intangible assets for impairment. We concluded the estimated fair value of goodwill at the Schlitterbahn parks and Dorney Park reporting units, and the estimated fair value of the Schlitterbahn trade name no longer exceeded their carrying values. Therefore, we recorded a $73.6 million, $6.8 million and $7.9 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the first quarter of 2020. We also recorded an $11.3 million, $2.3 million and $2.2 million impairment of goodwill at the Schlitterbahn parks, goodwill at Dorney Park, and the Schlitterbahn trade name, respectively, during the third quarter of 2020. The impairment charges were equal to the amount by which the carrying amounts exceeded the assets' fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statement of operations and comprehensive loss. We performed our annual impairment test as of the first days of the fourth quarter in 2021 and 2020, respectively, and concluded there was no further impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

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

Changes in the carrying value of goodwill for the years ended December 31, 2021 and December 31, 2020 were:

(In thousands)	Goodwill
Balance as of December 31, 2019	$359,654
Impairment	(93,929)
Foreign currency exchange translation	1,236
Balance as of December 31, 2020	$266,961
Impairment	—
Foreign currency exchange translation	271
Balance as of December 31, 2021	$267,232

As of December 31, 2021 and December 31, 2020, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2021
Other intangible assets:
Trade names	—	$49,515	$—	$49,515
License / franchise agreements	12.0 years	4,262	(3,783)	479
Total other intangible assets		$53,777	$(3,783)	$49,994

December 31, 2020
Other intangible assets:
Trade names	—	$49,454	$—	$49,454
License / franchise agreements	7.1 years	4,259	(3,425)	834
Total other intangible assets		$53,713	$(3,425)	$50,288

Amortization expense of finite-lived other intangible assets for 2021, 2020 and 2019 was immaterial and is expected to be immaterial going forward.

(8) Long-Term Debt:
Long-term debt as of December 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
U.S. term loan averaging 1.85% in 2021; 2.70% in 2020 (due 2017-2024) (1)	$264,250	$264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	—	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000
	2,564,250	3,014,250
Less current portion	—	—
	2,564,250	3,014,250
Less debt issuance costs and original issue discount	(45,314)	(60,006)
	$2,518,936	$2,954,244

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

(In thousands)	2022	2023	2024	2025	2026	2027 and beyond	Total
U.S. term loan	—	—	$264,250	—	—	—	$264,250

In September 2020, in response to the continuing effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Third Amendment") to further suspend and revise certain of the financial covenants and extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility. We also amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes. The facilities provided under the 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

In connection with the Second Amendment, we received additional commitments under the U.S. senior secured revolving credit facility of $100 million bringing our total senior secured revolving credit facility capacity under the 2017 Credit Agreement to $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility. The revolving credit facility was scheduled to mature in April 2022 under the Second Amendment. In September 2020, the Third Amendment extended the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility remain unchanged from the Second Amendment. Prior to the Second Amendment and Third Amendment, our senior secured revolving credit facility had a combined limit of $275 million with a Canadian sub-limit of $15 million and bore interest at LIBOR or CDOR plus 200 bps. The 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit.

As of December 31, 2021 and December 31, 2020, no amounts were outstanding under the revolving credit facility. After letters of credit of $15.8 million and $15.9 million, we had $359.2 million and $359.1 million of available borrowings under our revolving credit facility as of December 31, 2021 and December 31, 2020, respectively. We did not borrow on the revolving credit facility during 2021.

Notes
In April 2020, as a result of the anticipated effects of the COVID-19 pandemic and in connection with the Second Amendment, we issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. The net proceeds from the offering of the 2025 senior notes were used to repay $463.3 million of our then-outstanding senior secured term loan facility. The remaining amount was for general corporate and working capital purposes, including fees and expenses related to the transaction.

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

In June 2014, we issued $450 million of 5.375% senior unsecured notes due 2024 ("2024 senior notes"). The 2024 senior notes paid interest semi-annually in June and December, with the principal due in full on June 1, 2024. On December 17, 2021, we redeemed all of the 2024 senior notes at a redemption price equal to 100.896% of the principal amount plus accrued and unpaid interest. As a result, we recognized a $5.9 million loss on early debt extinguishment during the fourth quarter of 2021, inclusive of debt premium payments of $4.1 million and the write-off of debt issuance costs of $1.8 million.

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

In October 2020, in response to the continuing effects of the COVID-19 pandemic, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). The net proceeds from the offering of the 2028 senior notes was for general corporate and working capital purposes, including fees and expenses related to the transaction. The 2028 senior notes pay interest semi-annually in April and October with the principal due in full on October 1, 2028. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The 2017 Credit Agreement, as amended, includes: (i) a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023, with the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021 ("Deemed EBITDA Quarters"); (ii) a requirement that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period (which generally includes the period from the effective date of the Second Amendment until the delivery of the compliance certificate for the fourth quarter of 2022); and (iii) a suspension of certain Restricted Payments, including partnership distributions, under the credit agreement until the termination of the Additional Restrictions Period. We may terminate the Additional Restrictions Period prior to December 31, 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of a fiscal quarter without giving effect to Deemed EBITDA Quarters for any fiscal quarter. We were in compliance with the applicable financial covenants under our credit agreement during 2021.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.25x as of December 31, 2021.

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

As of December 31, 2021 and December 31, 2020, we had four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This resulted in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of the interest rate swap agreements are designated as hedging instruments. The fair value of our swap portfolio, including the location within the consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	$(20,086)	$(39,086)

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

Equity-Based Incentive Plan
The 2016 Omnibus Incentive Plan was approved by our unitholders in June 2016 and allows the awarding of up to 2.8 million unit options and other forms of equity as determined by the Compensation Committee of the Board of Directors as an element of compensation to senior management, key employees and directors. The 2016 Omnibus Incentive Plan superseded the 2008 Omnibus Incentive Plan which was approved by our unitholders in May 2008 and allowed the awarding of up to 2.5 million unit options and other forms of equity. Outstanding awards under the 2008 Omnibus Incentive Plan continue to be in effect and are governed by the terms of that plan. The 2016 Omnibus Incentive Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2016 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and unrestricted unit awards. The awards granted by the Compensation Committee fall into two categories, Awards Payable in Cash or Equity, and Awards Payable in Equity. The impact of these awards is more fully described below.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2021 (1)	2020 (2)	2019
Awards Payable in Cash or Equity
Deferred units	$1,014	$(588)	$611
Awards Payable in Equity
Performance units	10,554	(5,270)	5,535
Restricted units	4,878	5,061	6,375
Total equity-based compensation expense	$16,446	$(797)	$12,521

(1)    Due to the effects of the COVID-19 pandemic on 2020 results, the 2018-2020 three-year performance plan was below the payout threshold. Given that two full years of the program were completed, the 2018-2020 performance unit awards were modified to allow for a payout taking into account 2018-2019 results, management's performance relative to 2020 COVID-19 strategic goals and 2020 pre-COVID-19 forecast, resulting in $3.9 million of additional expense recognized during the year ended December 31, 2021.

(2)    The market value of our deferred unit awards and the anticipated payout of our annual performance unit awards decreased due to the effects of the COVID-19 pandemic resulting in expense reversed during the year ended December 31, 2020.

Awards Payable in Cash or Equity

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2020	46	$52.07
Granted	10	$50.06
Outstanding deferred units at December 31, 2021	56	$51.70

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation for the year ended December 31, 2019, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2021, the market value of the deferred units was $2.8 million, was classified as current and was recorded within

"Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2021, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2020	81	$27.92
Granted (1)	460	$46.86
Forfeited	(29)	$47.26
Vested (1)	(82)	$47.66
Unvested performance units at December 31, 2021	430	$43.13

(1)    Due to the effects of the COVID-19 pandemic on 2020 results, the 2018-2020 three-year performance plan was below the payout threshold. Given that two full years of the program were completed, the 2018-2020 performance unit awards were modified to allow for a payout taking into account 2018-2019 results, management's performance relative to 2020 COVID-19 strategic goals and 2020 pre-COVID-19 forecast, resulting in 82,000 units both granted and vested during the year ended December 31, 2021.

Our annual performance unit awards based upon the 2019-2021 and 2020-2022 three-year performance periods are not anticipated to payout due to the effects of the COVID-19 pandemic. The number of performance units issuable under these annual performance unit awards are contingently based upon certain performance targets over each three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units generally are paid out in the first quarter following the performance period in limited partnership units.

Of the unvested performance units outstanding as of December 31, 2021, 91,818 represented performance-based other units awarded in 2020 to incentivize optimal executive performance in light of the effects of the COVID-19 pandemic. The number of units issuable were contingently based upon the level of attainment of various performance objectives over a six-month period with the awards payable in limited partnership units following the one-year anniversary of the six-month performance period, which will occur in the first quarter of 2022. These unit awards do not earn distribution-equivalent units.

The remaining outstanding performance units as of December 31, 2021 represented 2021-2025 performance-based units awarded in 2021. These units were awarded instead of the traditional annual performance unit awards with three-year performance periods due to continued uncertainty related to the COVID-19 pandemic. The number of performance units issuable under the 2021-2025 performance-based unit awards are contingently based upon three separate financial performance targets which can vest over a three to five-year period. The performance targets become incrementally higher over the five-year period. The 2021-2025 performance-based unit awards and related forfeitable distribution-equivalent units will be paid out in limited partnership units upon the achievement of each target in the first quarter following the year the target was earned.

The effect of outstanding performance unit awards, for which the performance conditions had been met, have been included in the diluted earnings per unit calculation for the year ended December 31, 2019.

As of December 31, 2021, unamortized compensation expense related to unvested performance unit awards was $11.1 million, which is expected to be amortized over a weighted average period of 2.0 years. The fair value of the performance units is based on the unit price the day before the date of grant. We assess the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2020	219	$54.77
Granted	127	$47.39
Forfeited	(9)	$48.40
Vested	(109)	$57.82
Unvested restricted units at December 31, 2021	228	$49.44

The majority of our annual restricted unit awards vest evenly over an approximate three-year period. However, as of December 31, 2021, 60,582 units outstanding vest following an approximate three-year cliff vesting period, and 8,833 units outstanding vest under alternate vesting schedules, all of which approximate three years. Restrictions on our restricted unit awards lapse upon vesting. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which, when the units are fully vested, are payable in cash. As of December 31, 2021, the amount of forfeitable distribution equivalents accrued totaled $0.3 million; $0.2 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.1 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2021, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $5.5 million, which is expected to be amortized over a weighted average period of 1.8 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	352	$34.50
Exercised	(234)	$34.12
Options outstanding at December 31, 2021	118	$35.27
Options exercisable, end of year	118	$35.27	0.9 years	$1,740

Unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vested over three years and have a maximum term of ten years. As of December 31, 2021, we had 117,638 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The range of exercise prices of unit options outstanding was $29.53 to $36.95 as of December 31, 2021. The total intrinsic value of unit options exercised during the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $0.0 million, and $0.1 million, respectively.

We have a policy of issuing limited partnership units from treasury to satisfy unit option exercises and we expect our treasury unit balance to be sufficient for 2022 based on estimates of unit option exercises for that period.

(11) Retirement Plans:
We have trusteed, noncontributory retirement plans for most of our full-time employees. Contributions are discretionary and amounts accrued were approximately $1.8 million and $4.7 million for the years ended December 31, 2021 and 2019, respectively. For the year ended December 31, 2020, we did not make any discretionary contributions due to the effects of the COVID-19 pandemic on our financial performance. Additionally, we have a trusteed, contributory retirement plan for most of our full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit. Matching contributions, net of forfeitures, approximated $4.7 million, $3.8 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, approximately 275 employees are covered by union-sponsored, multi-employer pension plans for which approximately $1.9 million, $2.0 million and $2.0 million were contributed for the years ended December 31, 2021, 2020 and 2019, respectively. We have no plans to withdraw from any of the multi-employer plans.

(12) Income and Partnership Taxes:
Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games) beginning in 1998. In addition, income taxes are recognized for the amount of income taxes payable by Cedar Fair, L.P. and its corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the "Provision (benefit) for taxes" includes amounts for both the PTP tax and for federal, state, local and foreign income taxes.

The 2021 tax provision totaled $20.0 million, which consisted of a $10.3 million provision for the PTP tax and a $9.7 million provision for income taxes. This compared with a 2020 tax benefit of $137.9 million, which consisted of a $2.5 million provision for the PTP tax and a $140.4 million benefit for income taxes, and a 2019 tax provision of $42.8 million, which consisted of a $12.1 million provision for the PTP tax and a $30.7 million provision for income taxes. The calculation of the tax provision (benefit) involves significant estimates and assumptions. Actual results could differ from those estimates.

Significant components of (loss) income before taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Domestic	$(3,603)	$(675,746)	$167,510
Foreign	(24,880)	(52,412)	47,644
Total (loss) income before taxes	$(28,483)	$(728,158)	$215,154
The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Current federal	$(21,438)	$(61,726)	$22,745
Current state and local	1,395	(3,747)	6,261
Current foreign	2,896	(32,987)	5,759
Total current	(17,147)	(98,460)	34,765
Deferred federal, state and local	17,870	(43,220)	(5,953)
Deferred foreign	9,018	1,287	1,847
Total deferred	26,888	(41,933)	(4,106)
Total provision (benefit) for income taxes	$9,741	$(140,393)	$30,659

The provision (benefit) for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to (loss) income before taxes. The sources and tax effects of the differences were as follows:

(In thousands)	2021	2020	2019
Income tax provision based on the U.S. federal statutory tax rate	$(5,981)	$(152,913)	$45,182
Partnership loss (income) not subject to corporate income tax	257	47,631	(14,031)
State and local taxes, net	776	(20,594)	4,906
Valuation allowance	14,619	3,150	196
Expired foreign tax credits	888	2,253	—
Tax credits	(901)	(426)	(1,026)
Change in U.S. tax law	(1,326)	(17,983)	111
Foreign currency translation losses (gains)	1,143	(1,455)	(4,707)
Nondeductible expenses and other	266	(56)	28
Total provision (benefit) for income taxes	$9,741	$(140,393)	$30,659
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 were as follows:

(In thousands)	2021	2020
Deferred tax assets:
Compensation	$11,835	$5,800
Accrued expenses	5,051	5,408
Foreign tax credits	8,392	8,765
Tax attribute carryforwards	20,580	13,224
Derivatives	5,021	9,771
Foreign currency	2,523	5,318
Deferred revenue	3,539	10,012
Deferred tax assets	56,941	58,298
Valuation allowance	(24,374)	(9,755)
Net deferred tax assets	32,567	48,543
Deferred tax liabilities:
Property	(78,062)	(68,256)
Intangibles	(20,988)	(19,882)
Deferred tax liabilities	(99,050)	(88,138)
Net deferred tax liability	$(66,483)	$(39,595)

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

As of December 31, 2021, we recorded a $24.4 million valuation allowance which was a combination of three items. First, as of December 31, 2021, we had $20.6 million of tax attribute carryforwards consisting of $15.5 million for the tax effect of state net operating loss carryforwards, $2.5 million for the tax effect of business interest limitation carryforwards, $2.5 million for the tax effect of Canadian capital loss carryforwards and $0.1 million for the tax effect of Canadian net operating loss carryforwards. The unused state net operating loss carryforwards will expire from 2025 to 2040. We do not expect to fully realize all of these tax attribute carryforwards. As such, we recorded a $13.6 million valuation allowance relating to the tax effect of state net operating loss carryforwards as of December 31, 2021. This represented a $5.4 million increase in the valuation allowance from 2020 due to continuing losses in the corporate subsidiaries. Second, as of December 31, 2021, we recorded an $8.4 million valuation allowance related to an $8.4 million deferred tax asset for foreign tax credit carryforwards. This represented a $6.8 million increase in the valuation allowance from 2020 primarily due to overall foreign losses generated in the carryback period being unavailable to offset foreign branch basket income in the future. Lastly, as of December 31, 2021, we recorded a $2.4 million valuation allowance relating to Canadian capital losses generated during 2020 that can only offset Canadian capital income. In total, the valuation allowance increased $14.6 million from 2020 inclusive of the tax effect of state net operating losses, foreign tax credit carryforwards and Canadian capital losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we expect to recognize two benefits. First, we expect to carryback the 2020 losses incurred by our corporate subsidiaries, which will result in the refund of a portion of federal income taxes paid during the carryback period of approximately $79.7 million as of December 31, 2021 and $55.4 million as of December 31, 2020. Second, as of December 31, 2021 and December 31, 2020, the annual effective tax rate included a net benefit of $1.7 million and $18.1 million, respectively, from carrying back the projected 2020 losses of the corporate subsidiaries. This tax benefit represents an estimated incremental benefit of tax loss carrybacks for periods when the federal income tax rate was greater than the current 21% rate. The overall benefit of the carryback of losses was decreased by $4.7 million and $16.1 million as of December 31, 2021 and December 31, 2020, respectively, for a projected valuation allowance on foreign tax credits originally utilized during the carryback period which would be released as a result of the loss carryback but which are not expected to be utilized.

As of December 31, 2021 and December 31, 2020, $79.7 million and $55.4 million in tax refunds, respectively, attributable to the net operating loss in the 2020 tax year being carried back to prior years in the United States, and an additional $9.5 million and $11.9 million in tax refunds, respectively, attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada, were recorded within "Current income tax receivable" in the consolidated balance sheet. We initially anticipated receiving these tax refunds in the fourth quarter of 2021. As of December 31, 2021, we anticipate receiving these tax refunds during 2022. These amounts were offset by accrued tax payments within the same jurisdictions for tax year 2021.

During the year ended December 31, 2020, additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes and $3.7 million in tax benefits from the Employee Retention Credit program. We also received $0.5 million in tax benefits from the Employee Retention Credit program during the year ended December 31, 2021. The deferral of the employer's share of Social Security taxes is payable in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. The current portion of the deferral was included within "Accrued salaries, wages and benefits" and the 2020 non-current portion of the deferral was included within "Other Liabilities" within the consolidated balance sheets. The tax benefits from the Employee Retention Credit program were recorded as a reduction to wage expense within the consolidated statement of operations and comprehensive (loss) income as the benefits were offered to defray labor costs during the COVID-19 pandemic.

We also received $5.1 million and $5.0 million from the Canada Emergency Wage Subsidy ("CEWS") during the years ended December 31, 2021 and December 31, 2020, respectively. The CEWS provides cash payments to Canadian employers that experienced a decline in revenues related to the COVID-19 pandemic. We also recorded the CEWS payments as a reduction to wage expense within the consolidated statement of operations and comprehensive (loss) income as the payments were offered to defray labor costs during the COVID-19 pandemic.

We have recorded a deferred tax liability of $3.3 million and $3.2 million as of December 31, 2021 and December 31, 2020, respectively, to account for foreign currency translation adjustments in other comprehensive income.

Our unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

We are subject to taxation in the U.S., Canada and various state and local jurisdictions. Our tax returns are subject to examination by state and federal tax authorities. With few exceptions, we are no longer subject to examination by the major taxing authorities for tax years before 2017.

(13) Lease Commitments:
Our most significant lease commitments include office space for our corporate office in Charlotte, North Carolina and the land on which Schlitterbahn Waterpark Galveston is located. The corporate office space is leased through 2029. The Schlitterbahn Waterpark Galveston land lease has an initial term through 2024 with renewal options through 2049. We have also entered into various operating leases for office equipment, vehicles, storage and revenue-generating assets. As a lessor, we lease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The parking lot lease is effective through the life of the stadium, which we estimate to be approximately 25 years, from the opening of the stadium through 2039. The lease payments were prepaid, and the corresponding income is being recognized over the life of the stadium. The annual lease income recognized is immaterial.

Prior to the second quarter of 2019, our most significant lease commitment was for the land on which California's Great America is located in the City of Santa Clara, which had an initial term through 2039 with renewal options through 2074. On June 28, 2019, we purchased the land at California's Great America from the lessor, the City of Santa Clara, for $150.3 million.

Total lease cost and related supplemental information for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
(In thousands, except for lease term and discount rate)	2021	2020	2019
Operating lease expense	$2,711	$2,797	$5,623
Variable lease expense	872	173	1,579
Short-term lease expense	7,563	2,205	6,635
Sublease income	—	—	(244)
Total lease cost	$11,146	$5,175	$13,593

Weighted-average remaining lease term	14.1 years	16.8 years	16.7 years
Weighted-average discount rate	3.7%	4.1%	4.2%
Operating cash flows for operating leases	$2,299	$2,679	$5,494
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$4,914	$1,769	$5,512

Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of December 31, 2021 are included below:

(In thousands)	December 31, 2021
Undiscounted cash flows
2022	$2,467
2023	2,158
2024	1,742
2025	1,635
2026	1,393
Thereafter	10,769
Total	$20,164

Present value of cash flows
Current lease liability	$1,962
Lease Liability	13,345
Total	$15,307

Difference between undiscounted cash flows and discounted cash flows	$4,857

(14) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2021		December 31, 2020
	Consolidated Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$478	$478	$280	$280
Interest rate swaps	Derivative Liability	Level 2	$(20,086)	$(20,086)	$(39,086)	$(39,086)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(264,250)	$(257,644)	$(264,250)	$(253,680)
2024 senior notes	Long-Term Debt (1)	Level 1	—	—	$(450,000)	$(451,125)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(1,035,000)	$(1,000,000)	$(1,043,750)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(513,750)	$(500,000)	$(507,500)
2028 senior notes	Long-Term Debt (1)	Level 1 (2)	$(300,000)	$(319,125)	$(300,000)	$(318,000)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(513,750)	$(500,000)	$(505,625)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $45.3 million and $60.0 million as of December 31, 2021 and December 31, 2020, respectively.
(2)The 2028 senior notes were based on Level 1 inputs as of December 31, 2021 and Level 2 inputs as of December 31, 2020.

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs.

Due to the negative effects of the COVID-19 pandemic on our forecasted operating results, we tested our long-lived assets, goodwill, and indefinite-lived intangible assets for impairment during the first and third quarters of 2020. We concluded the estimated fair value of goodwill at the Schlitterbahn parks reporting unit and the Schlitterbahn trade name, and the estimated fair value of goodwill at the Dorney Park reporting unit no longer exceeded their carrying values. During the first quarter of 2020, we also concluded the estimated fair value of the long-lived assets of the Schlitterbahn parks no longer exceeded their carrying values. Therefore, as of March 29, 2020 and September 27, 2020, these assets were measured at fair value. We recorded a $2.7 million, $73.6 million and $7.9 million impairment charge to long-lived assets, goodwill and the trade name at the Schlitterbahn parks, respectively, and a $6.8 million impairment charge to goodwill at Dorney Park during the first quarter of 2020. We also recorded an $11.3 million and $2.2 million impairment charge to goodwill and the trade name at the Schlitterbahn parks, respectively, and a $2.3 million impairment charge to goodwill at Dorney Park during the third quarter of 2020. The long-lived asset impairment charge was recorded in "Loss on impairment / retirement of fixed assets", and the goodwill and intangible asset impairment charges were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive loss.

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

The carrying value of cash and cash equivalents, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of December 31, 2021 or December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership (see Note 2).

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in May 2022 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and, if required, "Delinquent Section 16(a) Reports".

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

We submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 14, 2021, stating that we were in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan (see Note 10) as of December 31, 2021:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,198,765	$35.27	1,772,259
Equity compensation plans not approved by unitholders	—	—	—
Total	1,198,765	$35.27	1,772,259

(1)The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, as well as unit options outstanding.

(2)The weighted average price in column (b) represents the weighted average price of 117,638 unit options outstanding. Performance awards and deferred unit awards are excluded from column (b).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	34
(ii)	Consolidated Balance Sheets - December 31, 2021 and 2020	36
(iii)	Consolidated Statements of Operations and Comprehensive (Loss) Income - Years ended December 31, 2021, 2020, and 2019	37
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019	39
(v)	Consolidated Statements of Partners' Equity (Deficit) - Years ended December 31, 2021, 2020, and 2019	38
(vi)	Notes to Consolidated Financial Statements - December 31, 2021, 2020, and 2019	41

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

4.2
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

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

4.8	Description of Registrant's Securities. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.

Exhibit Number	Description

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
10.6
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-09444) filed on May 9, 2014. (+)

10.7
Standard Form of Employment Contract (non-CEO) with certain Section 16 Officers (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2015. (+)

10.8
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2016. (+)

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

10.23
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.24
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.25
Transition and Release Agreement, dated June 8, 2021, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield E. Milkie. Incorporate herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 9, 2021. (+)

10.26
Amendment No. 4, dated as of December 15, 2021, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto.

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
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Equity (Deficit), and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 18, 2022
By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	President and Chief Executive Officer	February 18, 2022
	Richard A. Zimmerman	Director

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 18, 2022
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 18, 2022
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	February 18, 2022
Daniel J. Hanrahan

/S/	Louis Carr	Director	February 18, 2022
Louis Carr

/S/	Gina D. France	Director	February 18, 2022
Gina D. France

/S/	D. Scott Olivet	Director	February 18, 2022
D. Scott Olivet

/S/	Matthew A. Ouimet	Director	February 18, 2022
Matthew A. Ouimet

/S/	Carlos A. Ruisanchez	Director	February 18, 2022
Carlos A. Ruisanchez

/S/	Lauri M. Shanahan	Director	February 18, 2022
Lauri M. Shanahan

/S/	Debra Smithart-Oglesby	Director	February 18, 2022
Debra Smithart-Oglesby