Form 10-Q
period 2022-03-27
CEDAR FAIR L P
filed 2022-05-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of April 29, 2022
Depositary Units (Representing Limited Partner Interests)	57,041,634
Page 1 of 27 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 27, 2022	December 31, 2021	March 28, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$49,963	$61,119	$271,730
Receivables	61,454	62,109	33,402
Inventories	39,269	32,113	48,004
Current income tax receivable	77,212	84,051	93,496
Other current assets	36,666	24,249	32,773
	264,564	263,641	479,405
Property and Equipment:
Land	444,207	443,190	443,579
Land improvements	487,653	486,014	467,390
Buildings	855,436	855,297	845,838
Rides and equipment	1,994,480	1,986,235	1,963,551
Construction in progress	90,555	57,666	83,658
	3,872,331	3,828,402	3,804,016
Less accumulated depreciation	(2,126,499)	(2,117,659)	(1,993,568)
	1,745,832	1,710,743	1,810,448
Goodwill	268,117	267,232	267,718
Other Intangibles, net	50,185	49,994	50,513
Right-of-Use Asset	16,176	16,294	13,741
Other Assets	5,426	5,116	5,836
	$2,350,300	$2,313,020	$2,627,661
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$57,838	$53,912	$22,613
Deferred revenue	224,215	187,599	189,652
Accrued interest	51,133	32,011	58,977
Accrued taxes	9,084	9,075	9,878
Accrued salaries, wages and benefits	24,242	53,833	17,809
Self-insurance reserves	24,268	24,573	22,071
Other accrued liabilities	16,310	20,511	12,011
	407,090	381,514	333,011
Deferred Tax Liability	53,609	66,483	49,972
Derivative Liability	5,884	20,086	35,524
Lease Liability	13,289	13,345	10,749
Other Liabilities	10,933	11,144	21,534
Long-Term Debt:
Revolving credit loans	125,000	—	—
Term debt	259,246	258,391	255,866
Notes	2,262,830	2,260,545	2,701,615
	2,647,076	2,518,936	2,957,481
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(8)	(7)	(8)
Limited partners, 57,042, 56,854 and 56,828 units outstanding as of March 27, 2022, December 31, 2021 and March 28, 2021, respectively	(804,659)	(712,714)	(785,400)
Accumulated other comprehensive income (loss)	11,796	8,943	(492)
	(787,581)	(698,488)	(780,610)
	$2,350,300	$2,313,020	$2,627,661

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended
	March 27, 2022	March 28, 2021
Net revenues:
Admissions	$49,436	$—
Food, merchandise and games	36,715	7,246
Accommodations, extra-charge products and other	12,684	2,496
	98,835	9,742
Costs and expenses:
Cost of food, merchandise, and games revenues	10,824	2,306
Operating expenses	119,850	66,154
Selling, general and administrative	40,786	30,350
Depreciation and amortization	9,599	1,453
Loss on impairment / retirement of fixed assets, net	1,548	1,539
Gain on sale of investment	—	(2)
	182,607	101,800
Operating loss	(83,772)	(92,058)
Interest expense	38,123	44,096
Net effect of swaps	(14,202)	(3,562)
Loss on early debt extinguishment	—	4
Loss (gain) on foreign currency	15	(5,805)
Other income	(49)	(78)
Loss before taxes	(107,659)	(126,713)
Benefit for taxes	(19,150)	(16,297)
Net loss	(88,509)	(110,416)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(88,508)	$(110,415)

Net loss	$(88,509)	$(110,416)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	2,853	(3,091)
Other comprehensive income (loss), (net of tax)	2,853	(3,091)
Total comprehensive loss	$(85,656)	$(113,507)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	56,678	56,552
Net loss per limited partner unit	$(1.56)	$(1.95)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	56,678	56,552
Net loss per limited partner unit	$(1.56)	$(1.95)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(110,415)	(1)	—	—	(110,416)
Limited partnership units related to equity-based compensation	122	882	—	—	—	882
Tax effect of units involved in treasury unit transactions	—	(1,548)	—	—	—	(1,548)
Foreign currency translation adjustment, net of tax $(427)	—	—	—	—	(3,091)	(3,091)
Balance as of March 28, 2021	56,828	$(785,400)	$(8)	$5,290	$(492)	$(780,610)
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net loss	—	(88,508)	(1)	—	—	(88,509)
Limited partnership units related to equity-based compensation	188	(1,458)	—	—	—	(1,458)
Tax effect of units involved in treasury unit transactions	—	(1,979)	—	—	—	(1,979)
Foreign currency translation adjustment, net of tax $(425)	—	—	—	—	2,853	2,853
Balance as of March 27, 2022	57,042	$(804,659)	$(8)	$5,290	$11,796	$(787,581)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 27, 2022	March 28, 2021
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(88,509)	$(110,416)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	9,599	1,453
Loss on early debt extinguishment	—	4
Non-cash foreign currency gain on debt	—	(5,435)
Non-cash equity based compensation expense	3,658	5,369
Non-cash deferred income tax (benefit) provision	(13,469)	9,896
Net effect of swaps	(14,202)	(3,562)
Other non-cash expenses	3,802	3,489
Changes in assets and liabilities:
(Increase) decrease in receivables	693	1,077
(Increase) decrease in inventories	(7,107)	(464)
(Increase) decrease in tax receivable	6,902	(25,130)
(Increase) decrease in other assets	(12,620)	(5,534)
Increase (decrease) in accounts payable	(5,150)	8,505
Increase (decrease) in deferred revenue	36,173	11,522
Increase (decrease) in accrued interest	19,121	25,200
Increase (decrease) in accrued salaries, wages and benefits	(29,621)	(7,177)
Increase (decrease) in other liabilities	(4,636)	824
Net cash for operating activities	(95,366)	(90,379)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(33,981)	(8,361)
Net cash for investing activities	(33,981)	(8,361)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	125,000	—
Payments related to tax withholding for equity compensation	(5,114)	(4,489)
Other	(1,980)	(1,596)
Net cash from (for) financing activities	117,906	(6,085)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	285	(181)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(11,156)	(105,006)
Balance, beginning of period	61,119	376,736
Balance, end of period	$49,963	$271,730
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$16,469	$16,085
Interest capitalized	608	559
Net cash refunds for income taxes	(10,559)	(330)
Capital expenditures in accounts payable	16,420	3,401
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

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were also able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021. We adjusted our park operating calendars in 2021 and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. We currently anticipate returning to full park operating calendars for the 2022 operating season at all of our parks. Five of our 13 properties opened for the 2022 operating season in the first quarter of 2022 as planned, including Knott's Berry Farm which has remained open since May 2021.

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

Significant Accounting Policies
Except for the changes described below, our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which were included in the Form 10-K filed on February 18, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

New Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. We are in the process of evaluating the effect these standards will have on the unaudited condensed consolidated financial statements and related disclosures.

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. Our parks operate seasonally except for Knott's Berry Farm, which is typically open daily on a year-round basis. Our seasonal parks are generally open during weekends beginning in March, April or May, and then daily from Memorial Day until Labor Day. After Labor Day, our seasonal parks are open during select weekends in September and, in most cases, in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks typically are generated during an approximate 130- to 140-day operating season with the major portion concentrated in the third quarter during the peak vacation months of July and August. COVID-19 impacted our parks' operating calendars in 2021 as described within Note 1.

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

	Three months ended
(In thousands)	March 27, 2022	March 28, 2021
In-park revenues	$85,535	$—
Out-of-park revenues	16,492	10,147
Concessionaire remittance	(3,192)	(405)
Net revenues	$98,835	$9,742
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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. All 2020 and 2021 season-long product revenue had been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. In the first quarter of 2021, Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, as well as a further extension for out-of-state season pass holders due to more restrictive state guidelines for out-of-state visitors. In the second quarter of 2021, Canada's Wonderland extended its 2020 and 2021 season-long products through September 5, 2022. No other parks offered similar plans. As of March 27, 2022, we expect deferred revenue related to these further extended season-long products to be realized within

12 months from the balance sheet date. As of March 28, 2021, we classified $5.4 million of deferred revenue as non-current due to the Knott's Berry Farm extension.

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

Of the $187.6 million of current deferred revenue recorded as of January 1, 2022, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards, advanced resort reservations, marina deposits and other deferred revenue. Approximately $20 million of the current deferred revenue balance as of January 1, 2022 was recognized during the three months ended March 27, 2022. As of January 1, 2022 and March 27, 2022, we also had recorded $10.0 million and $9.8 million, respectively, of non-current deferred revenue which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of March 27, 2022, December 31, 2021 and March 28, 2021, we recorded an $8.0 million, $5.7 million and $8.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland where we resumed collections in June 2021. All 2020 and 2021 installment plans had concluded as of December 31, 2021.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. We concluded no indicators of impairment existed during the first three months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Remaining acreage from the former WildWater Kingdom, a separately gated outdoor water park located near Cleveland in Aurora, Ohio, was recorded within "Other Assets" in the prior period unaudited condensed consolidated balance sheet ($2.1 million as of March 28, 2021). All remaining acreage from this property was sold during the second quarter of 2021.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during the first three months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Changes in the carrying value of goodwill for the three months ended March 27, 2022 and March 28, 2021 were:

(In thousands)	Goodwill
Balance as of December 31, 2021	$267,232
Foreign currency translation	885
Balance as of March 27, 2022	$268,117

Balance as of December 31, 2020	$266,961
Foreign currency translation	757
Balance as of March 28, 2021	$267,718

As of March 27, 2022, December 31, 2021, and March 28, 2021, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 27, 2022
Other intangible assets:
Trade names	$49,712	$—	$49,712
License / franchise agreements	4,271	(3,798)	473
Total other intangible assets	$53,983	$(3,798)	$50,185

December 31, 2021
Other intangible assets:
Trade names	$49,515	$—	$49,515
License / franchise agreements	4,262	(3,783)	479
Total other intangible assets	$53,777	$(3,783)	$49,994

March 28, 2021
Other intangible assets:
Trade names	$49,623	$—	$49,623
License / franchise agreements	4,259	(3,369)	890
Total other intangible assets	$53,882	$(3,369)	$50,513

(6) Long-Term Debt:
Long-term debt as of March 27, 2022, December 31, 2021, and March 28, 2021 consisted of the following:

(In thousands)	March 27, 2022	December 31, 2021	March 28, 2021

Revolving credit facility	$125,000	$—	$—
U.S. term loan averaging 1.88% YTD 2022; 1.85% in 2021; 1.88% YTD 2021 (1)	264,250	264,250	264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	—	—	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,689,250	2,564,250	3,014,250
Less current portion	—	—	—
	2,689,250	2,564,250	3,014,250
Less debt issuance costs and original issue discount	(42,174)	(45,314)	(56,769)
	$2,647,076	$2,518,936	$2,957,481
(1)     The average interest rates do not reflect the effect of interest rate swap agreements (see Note 7).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our existing credit agreement (the "2017 Credit Agreement") which includes our senior secured term loan facility and senior secured revolving credit facility. The $750 million senior secured term loan facility under the 2017 Credit Agreement matures on April 15, 2024 and, following an amendment in March 2018, bears interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the March 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Second Amendment") to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. In conjunction with the Second Amendment, we prepaid $463.3 million of our outstanding senior secured term loan facility. Following the prepayment, we do not have any required remaining scheduled quarterly payments on our senior secured term loan facility. In September 2020, in response to the continuing effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Third Amendment") to further suspend and revise certain of the financial covenants and extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility. We also amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes and in February 2022 to allow for greater sale and leaseback transactions. The facilities provided under the 2017 Credit Agreement are collateralized by substantially all of the assets of the Partnership.

As of March 27, 2022, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement was $375 million with a Canadian sub-limit of $15 million. Senior secured revolving credit facility borrowings following the Second Amendment bore interest at LIBOR plus 300 bps or Canadian Dollar Offered Rate ("CDOR") plus 200 bps, required the payment of a 37.5 bps commitment fee per annum on the unused portion of the revolving credit facility and were scheduled to mature in April 2022. In September 2020, the Third Amendment extended the maturity date of $300 million of the $375 million senior secured revolving credit facility to December 2023 (which portion of the facility is subsequently referred to as the "2023 Revolving Credit Facility Capacity"). Under the Third Amendment, the 2023 Revolving Credit Facility Capacity bears interest at LIBOR plus 350 bps or CDOR plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the 2023 Revolving Credit Facility Capacity, in each case without any step-downs. The terms of the remaining $75 million available under the senior secured revolving credit facility remained unchanged from the Second Amendment, and such amount matured and was repaid in April 2022. The 2017 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After outstanding borrowings of $125.0 million and letters of credit of $15.8 million, we had $234.2 million of available borrowings under our revolving credit facility as of March 27, 2022.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021 without giving effect to deemed EBITDA from 2019 for any fiscal quarter of 2021 under the Additional Restrictions Period. During the Additional Restrictions Period, the credit agreement allowed the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021. The credit agreement also required that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period; and required that we suspend certain Restricted Payments, including partnership distributions, under the credit agreement until the termination of the Additional Restrictions Period. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 27, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.25x as of March 27, 2022.

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

We have four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of the interest rate swap agreements are designated as hedging instruments. The fair value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	March 27, 2022	December 31, 2021	March 28, 2021
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Derivative Liability	$5,884	$20,086	$35,524
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive loss.

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 27, 2022, December 31, 2021, and March 28, 2021 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 27, 2022		December 31, 2021		March 28, 2021
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$474	$474	$478	$478	$348	$348
Interest rate swaps	Derivative Liability	Level 2	$(5,884)	$(5,884)	$(20,086)	$(20,086)	$(35,524)	$(35,524)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(264,250)	$(260,286)	$(264,250)	$(257,644)	$(264,250)	$(257,644)
2024 senior notes	Long-Term Debt (1)	Level 1	—	—	—	—	$(450,000)	$(454,500)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(1,015,000)	$(1,000,000)	$(1,035,000)	$(1,000,000)	$(1,043,750)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(493,750)	$(500,000)	$(513,750)	$(500,000)	$(513,125)
2028 senior notes	Long-Term Debt (1)	Level 1 (2)	$(300,000)	$(304,500)	$(300,000)	$(319,125)	$(300,000)	$(321,375)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(486,250)	$(500,000)	$(513,750)	$(500,000)	$(510,625)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $42.2 million, $45.3 million and $56.8 million as of March 27, 2022, December 31, 2021 and March 28, 2021, respectively.
(2)The 2028 senior notes were based on Level 1 inputs as of March 27, 2022 and December 31, 2021, and Level 2 inputs as of March 28, 2021.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, current portion of term debt, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 27, 2022, December 31, 2021 or March 28, 2021.

(9) Loss per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended
(In thousands, except per unit amounts)	March 27, 2022	March 28, 2021
Basic weighted average units outstanding	56,678	56,552
Diluted weighted average units outstanding	56,678	56,552
Net loss per unit - basic	$(1.56)	$(1.95)
Net loss per unit - diluted	$(1.56)	$(1.95)
There were approximately 0.6 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for both the three months ended March 27, 2022 and March 28, 2021 as their effect would have been anti-dilutive due to the net loss in each period.

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

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). Our consolidated estimated annual effective tax rate differs from the statutory federal income tax rate primarily due to state, local and foreign income taxes, and certain partnership level income not being subject to federal tax.

As of March 27, 2022 and December 31, 2021, $79.7 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States were recorded within "Current income tax receivable" in the unaudited condensed consolidated balance sheet. We anticipate receiving these tax refunds during 2022. This amount was offset by accrued tax payables within the same jurisdictions for the three months ended March 27, 2022. We received $10.3 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada during the first quarter of 2022. The Canadian refunds were recorded as a receivable as of December 31, 2021.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. The current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion as of March 28, 2021 was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

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

In May 2021, we opened all of our U.S. properties for the 2021 operating season on a staggered basis with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. We were also able to open our Canadian property, Canada's Wonderland, in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021. We adjusted our park operating calendars in 2021 and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. We currently anticipate returning to full park operating calendars for the 2022 operating season at all of our parks. Five of our 13 properties opened for the 2022 operating season in the first quarter of 2022 as planned, including Knott's Berry Farm which has remained open since May 2021. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the first quarter of 2022, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three month periods ended March 27, 2022, March 28, 2021 and March 31, 2019. Due to the effects of the COVID-19 pandemic on our 2021 results, we included comparisons to 2019 in addition to comparisons to 2021 within the Results of Operations.

	Three months ended
(In thousands)	March 27, 2022	March 28, 2021	March 31, 2019
Net loss	$(88,509)	$(110,416)	$(83,673)
Interest expense	38,123	44,096	20,920
Interest income	(42)	(13)	(233)
Benefit for taxes	(19,150)	(16,297)	(19,985)
Depreciation and amortization	9,599	1,453	13,589
EBITDA	(59,979)	(81,177)	(69,382)
Loss on early debt extinguishment	—	4	—
Net effect of swaps	(14,202)	(3,562)	6,379
Non-cash foreign currency loss (gain)	14	(5,804)	(8,664)
Non-cash equity compensation expense	3,658	5,369	2,543
Loss on impairment / retirement of fixed assets, net	1,548	1,539	1,424
Gain on sale of investment	—	(2)	(617)
Other (1)	545	11	159
Adjusted EBITDA	$(68,416)	$(83,622)	$(68,158)
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

Three months ended March 27, 2022 vs. Three months ended March 28, 2021
Operating results for the first quarter are historically less than 5% of our full-year revenues and attendance. First quarter results typically include normal off-season operating, maintenance and administrative expenses at our seasonal amusement and water parks, daily operations at Knott's Berry Farm which is typically open year-round, some out-of-park attractions, including limited hotel operations, and limited operating days at a few of our seasonal amusement and water parks.
Due to the effects of the COVID-19 pandemic, the results for the three months ended March 27, 2022 were not directly comparable with the results for the three months ended March 28, 2021. The current three-month period included 130 operating days compared with no operating days for the three-month period ended March 28, 2021. In the prior period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021. The prior period accordingly only included results from limited out-of-park operations, including the operation of some of our hotel properties and a culinary festival at Knott's Berry Farm which operated beginning March 5, 2021.

The following table presents key financial information for the three months ended March 27, 2022 and March 28, 2021:

	Three months ended		Increase (Decrease)
	March 27, 2022	March 28, 2021	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$98,835	$9,742	$89,093	N/M
Operating costs and expenses	171,460	98,810	72,650	73.5%
Depreciation and amortization	9,599	1,453	8,146	N/M
Loss on impairment / retirement of fixed assets, net	1,548	1,539	9	N/M
Gain on sale of investment	—	(2)	2	N/M
Operating loss	$(83,772)	$(92,058)	$8,286	9.0%

Other Data:
Adjusted EBITDA (1)	$(68,416)	$(83,622)	$15,206	18.2%
Attendance	1,453	—	1,453	N/M
In-park per capita spending	$58.86	—	$58.86	N/M
Out-of-park revenues	$16,492	$10,147	$6,345	62.5%
Operating days	130	—	130	100.0%

N/M        Not meaningful either due to the nature of the expense line-item or due to minimal operations in the prior period
(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 17.
For the three months ended March 27, 2022, net revenues totaled $98.8 million compared with $9.7 million for the three months ended March 28, 2021. The increase in net revenues was attributable to a 130 operating day increase in the current period which also contributed to a $6.3 million increase in out-of-park revenues. Net revenues were not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the three months ended March 27, 2022 increased to $171.5 million from $98.8 million for the three months ended March 28, 2021. This was the result of an $8.5 million increase in cost of goods sold, a $53.7 million increase in operating expenses and a $10.4 million increase in SG&A expense, all of which were largely the result of a 130 operating day increase in the current period. The majority of the $53.7 million increase in operating expenses was attributable to the increase in operating days. However, the increase in operating expenses was also due to an increase in full-time wages, which was primarily attributable to a planned increase in head count at select parks. Operating costs and expenses were not materially impacted by foreign currency rates.

Depreciation and amortization expense for the three months ended March 27, 2022 increased $8.1 million compared with the three months ended March 28, 2021 due primarily to a 130 operating day increase in the current period. We recognize depreciation expense over planned operating days for the majority of our assets. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After the items above, operating loss for the three months ended March 27, 2022 totaled $83.8 million compared with an operating loss of $92.1 million for the three months ended March 28, 2021.

Interest expense for the three months ended March 27, 2022 decreased $6.0 million due to the redemption of the 2024 senior notes in December 2021. The net effect of our swaps resulted in a benefit to earnings of $14.2 million for the three months ended March 27, 2022 compared with a $3.6 million benefit to earnings for the three months ended March 28, 2021. The difference was attributable to the change in fair value of our swap portfolio. During the prior period, we also recognized a $5.8 million net benefit to earnings for foreign currency gains and losses. The amount primarily represented remeasurement of the 2024 senior notes from the U.S.-dollar to the legal entity's functional currency.

During the three months ended March 27, 2022, a benefit for taxes of $19.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $16.3 million for the three months ended March 28, 2021. The difference in benefit for taxes was primarily attributable to a higher valuation allowance recorded during the three months ended March 28, 2021.

After the items above, net loss for the three months ended March 27, 2022 totaled $88.5 million, or $1.56 per diluted limited partner unit, compared with a net loss of $110.4 million, or $1.95 per diluted limited partner unit, for the three months ended March 28, 2021.

For the three months ended March 27, 2022, Adjusted EBITDA loss totaled $68.4 million compared with an Adjusted EBITDA loss of $83.6 million for the three months ended March 28, 2021. The decrease in Adjusted EBITDA loss was primarily due to the impact of COVID-19 related park closures in early 2021 and the related improvement in attendance, in-park per capita spending and out-of-park revenues in early 2022.

Three months ended March 27, 2022 vs. Three months ended March 31, 2019
As described above, the results for the three months ended March 27, 2022 were not directly comparable with the results for the three months ended March 28, 2021 due to the effects of the COVID-19 pandemic. Therefore, we included a comparison of our current period results with the three months ended March 31, 2019. The current three-month period included 130 operating days compared with a total of 101 operating days for the three-month period ended March 31, 2019. The current period included normal off-season expenses at Schlitterbahn Waterpark and Resort New Braunfels and Schlitterbahn Waterpark Galveston and 9 operating days at Schlitterbahn Waterpark Galveston. We acquired both properties on July 1, 2019. The following table presents key financial information for the three months ended March 27, 2022 and March 31, 2019:

	Three months ended		Increase (Decrease)
	March 27, 2022	March 31, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$98,835	$66,977	$31,858	47.6%
Operating costs and expenses	171,460	137,520	33,940	24.7%
Depreciation and amortization	9,599	13,589	(3,990)	(29.4)%
Loss on impairment / retirement of fixed assets, net	1,548	1,424	124	N/M
Gain on sale of investment	—	(617)	617	N/M
Operating loss	$(83,772)	$(84,939)	$1,167	1.4%

Other Data:
Adjusted EBITDA (1)	$(68,416)	$(68,158)	$(258)	(0.4)%
Attendance	1,453	1,175	278	23.7%
In-park per capita spending (2)	$58.86	$46.13	$12.73	27.6%
Out-of-park revenues (2)	$16,492	$14,761	$1,731	11.7%
Operating days	130	101	29	28.7%

N/M        Not meaningful due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net loss, see page 17.
(2)    Net revenues as disclosed within the statements of operations and comprehensive loss consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $54.2 million and $2.0 million, respectively, for the three months ended March 31, 2019.
For the three months ended March 27, 2022, net revenues totaled $98.8 million compared with $67.0 million for the three months ended March 31, 2019. The increase in net revenues reflected the impact of a 24% increase in attendance and a 28% increase in in-park per capita spending. The increase in attendance was driven by season pass attendance, and to a lesser extent, general admission at Knott's Berry Farm. There were more season passes outstanding at Knott's Berry Farm in the current period due to the extension of the validity of select 2020 and 2021 season passes through May 2022. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge spending, and was driven by both increased pricing and increased transactions. Out-of-park revenues for the three months ended March 27, 2022 increased $1.7 million compared with the three months ended March 31, 2019. The increase in out-of-park revenues was largely attributable to increased sales at Knott's Berry Farm Marketplace, as well as revenues from the Cedar Point Sports Center which opened in early 2020. The increase in out-of-park revenues in the current period was offset by the temporary closure of a hotel property at Cedar Point for renovations.

Operating costs and expenses for the three months ended March 27, 2022 increased $33.9 million compared with the three months ended March 31, 2019. This was the result of a $3.2 million increase in cost of goods sold, a $21.6 million increase in operating expenses and a $9.1 million increase in SG&A expense. The increase in cost of goods sold was attributable to an increase in sales volume. The increase in operating expenses was primarily attributable to higher full-time wages, which was due largely to a planned increase in head count at select parks. The increase in operating expenses was also due to an increase in seasonal labor rate, and employer taxes and health benefits. The increase in SG&A expense was due to an increase in operating supplies, specifically IT-related costs and transaction fees, as well as an increase in full-time wages, including an increase in accrued profit sharing.

Depreciation and amortization expense for the three months ended March 27, 2022 decreased $4.0 million compared with the three months ended March 31, 2019 due primarily to the change in estimated useful life of a long-lived asset at Kings Dominion in 2019. The loss on impairment / retirement of fixed assets for the three months ended March 27, 2022 and March 31, 2019 included retirements of assets in the normal course of business.

After the items above, operating loss for the three months ended March 27, 2022 totaled $83.8 million compared with $84.9 million for the three months ended March 31, 2019.

Interest expense for the three months ended March 27, 2022 increased $17.2 million compared with the three months ended March 31, 2019 primarily due to interest incurred on the 2025 senior notes and 2028 senior notes, both of which were issued in 2020, offset in part by the impact of the redemption of the 2024 senior notes. The net effect of our swaps resulted in a benefit to earnings of $14.2 million for the three months ended March 27, 2022 compared with a $6.4 million charge to earnings for the three months ended March 31, 2019. The difference was attributable to the change in fair value of our swap portfolio. During the prior period, we also recognized an $8.7 million net benefit to earnings for foreign currency gains and losses. The amount primarily represented remeasurement of the 2024 senior notes from the U.S.-dollar to the legal entity's functional currency.

During the three months ended March 27, 2022, a benefit for taxes of $19.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $20.0 million for the three months ended March 31, 2019. The decrease in benefit for taxes was attributable to a decrease in the annual effective tax rate applied to the income from our taxable subsidiaries.

After the items above, net loss for the three months ended March 27, 2022 totaled $88.5 million, or $1.56 per diluted limited partner unit, compared with a net loss of $83.7 million, or $1.49 per diluted limited partner unit, for the three months ended March 31, 2019.

For the three months ended March 27, 2022, Adjusted EBITDA loss totaled $68.4 million compared to $68.2 million for the three months ended March 31, 2019. The Adjusted EBITDA losses were comparable due to higher net revenues in the current period attributable to increased attendance, in-park per capita spending and out-of-park revenues being largely offset by increased costs in the current period, particularly labor costs.

April Update
Due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021. Therefore, we compared the results for the four months ended May 1, 2022 to the four months ended May 5, 2019. For the four months ended May 1, 2022, preliminary net revenues totaled approximately $193 million and increased 33%, or $48 million, compared with the four months ended May 5, 2019. The increase was driven by an 8% increase in attendance, a 28% increase in in-park per capita spending, and a 10% increase in out-of-park revenues, in each case as compared to the four months ended May 5, 2019.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we typically fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are typically reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, partnership distributions, capital expenditures, interest payments and income tax obligations.

We expect to fund our 2022 liquidity needs with cash from operating activities and borrowings from our revolving credit facility. As of March 27, 2022, we had cash on hand of $50.0 million and $234.2 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the first quarter of 2023. Due to limited open operations in early 2021 in response to the negative effects of the COVID-19 pandemic, our first quarter 2021 liquidity needs were funded from cash on hand from senior notes issued in 2020. We began generating positive cash flows from operations during the second quarter of 2021.

Management is focused on driving profitable and sustainable growth in the business, reducing the Partnership's outstanding debt, and reinstating the quarterly Partnership distribution. We expect to invest between $200 million and $215 million in total capital expenditures for the 2022 operating season, which include the completion of several resort renovation projects, investments to expand our park offerings and develop new revenue centers, and technology enhancements, such as cashless parks, touch-free transactions and labor management tools. In December 2021, we made progress towards our goal of reducing our outstanding debt by redeeming $450 million of 5.375% senior unsecured notes due 2024 ("2024 senior notes").

We anticipate $150 million in annual cash interest in 2022 of which 75% of the payments occur in the second and fourth quarters. We are expecting to receive $79.7 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States. We anticipate receiving the U.S. tax refund during 2022. We received $10.3 million in tax refunds attributable to net operating losses being carried back to prior years in Canada during the first quarter of 2022. In 2022, we anticipate cash payments for income taxes to range from $45 million to $60 million, exclusive of these tax refunds.

As of March 27, 2022, deferred revenue totaled $234 million, including non-current deferred revenue. This represented an increase of $36 million since December 31, 2021. The increase in deferred revenue was largely attributable to sales of season-long products for admission, dining, beverage and other products, as well as advanced resort bookings, as the parks begin their 2022 operating seasons.
Operating Activities
Net cash for operating activities for the first three months of 2022 totaled $95.4 million, an increase of $5.0 million compared with net cash for operating activities for the same period in the prior year. The increase in net cash for operating activities was primarily attributable to a larger first quarter bonus payment in the current period offset by an increase in season pass sales in the current period.
Investing Activities
Net cash for investing activities for the first three months of 2022 totaled $34.0 million, an increase of $25.6 million compared with the same period in the prior year. The increase in net cash for investing activities was due to a planned reduction in capital spending for 2021.
Financing Activities
Net cash from financing activities for the first three months of 2022 totaled $117.9 million, an increase of $124.0 million compared with net cash for financing activities for the same period in the prior year. The variance was attributable to $125 million of borrowings on our revolving credit facility in the current period. We utilized cash on hand from senior notes issued in 2020 to fund our operations in early 2021.
Contractual Obligations
As of March 27, 2022, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$264 million of senior secured term debt, maturing in April 2024 under the 2017 Credit Agreement, as amended. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any required remaining quarterly payments. Therefore, we had no current maturities as of March 27, 2022.

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

•$125 million of borrowings under the $375 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. $300 million of the revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. $300 million of the revolving credit facility is scheduled to mature in December 2023. The remaining $75 million of the revolving credit facility bore interest at LIBOR plus 300 bps or CDOR plus 200 bps and required the payment of a 37.5 bps commitment fee per annum on the unused portion of the credit facilities. $75 million of the revolving credit facility matured and was repaid in April 2022. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.8 million as of March 27, 2022, we had $234.2 million of available borrowings under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

On December 17, 2021, we redeemed $450 million of 5.375% senior unsecured notes, which otherwise would have matured in June 2024, at a redemption price equal to 100.896% of the principal amount plus accrued and unpaid interest. We further amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes and in February 2022 to allow for greater sale and leaseback transactions.

As of March 27, 2022, we had four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of March 27, 2022, the fair value of our swap portfolio was classified as long-term and recorded in "Derivative Liability" within the unaudited condensed consolidated balance sheet.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA starting with the first quarter of 2022, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021 without giving effect to deemed EBITDA from 2019 for any fiscal quarter of 2021 under the Additional Restrictions Period. During the Additional Restrictions Period, the credit agreement allowed the covenant calculations for the first, second, and third quarters in 2022 to include Consolidated EBITDA from the second, third and fourth quarters of the fiscal year ended December 31, 2019 in lieu of the Consolidated EBITDA for the corresponding quarters in 2021. The credit agreement also required that we maintain a minimum liquidity level of at least $125 million, tested at all times, until the earlier of December 31, 2022 or the termination of the Additional Restrictions Period; and required that we suspend certain Restricted Payments, including partnership distributions, under the credit agreement until the termination of the Additional Restrictions Period. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 27, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was greater than 5.25x as of March 27, 2022.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at March 27, 2022: the 2025, 2027, 2028 and 2029 senior notes. The 2024 senior notes were fully redeemed on December 17, 2021. The 2024, 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") were the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is or was a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guaranteed the 2024 senior notes included the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and was a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $13.7 million and $14.0 million as of March 27, 2022 and December 31, 2021, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of March 27, 2022
Current Assets	$211	$97,370	$31,508	$580,156	$1,194,169
Non-Current Assets	(258,382)	1,298,699	540,339	2,405,232	1,857,064
Current Liabilities	378,797	1,058,321	257,574	277,783	59,016
Non-Current Liabilities	147,250	7,006	24,629	2,512,991	97,654
Balance as of December 31, 2021
Current Assets	$517	$97,221	$96,042	$572,865	$1,187,211
Non-Current Assets	(138,126)	1,647,952	540,332	2,368,737	2,145,307
Current Liabilities	410,779	1,331,130	29,050	227,483	58,949
Non-Current Liabilities	147,021	21,274	24,043	2,385,100	97,803

Three Months Ended March 27, 2022
Net revenues	$—	$18,673	$65	$93,487	$11,870
Operating (loss) income	(19,171)	(68,606)	(6,595)	29,634	(18,796)
Net loss	(88,225)	(61,248)	(11,489)	—	(28,034)
Twelve Months Ended December 31, 2021
Net revenues	$35,908	$363,340	$75,353	$1,449,022	$344,778
Operating income (loss)	31,808	(156,079)	12,545	136,844	124,405
Net (loss) income	(46,741)	(34,647)	1,967	—	62,586

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.3 million as of March 27, 2022 and $13.4 million as of December 31, 2021; Non-Current Assets - $2,291.4 million as of March 27, 2022 and $2,254.9 million as of December 31, 2021; and Net revenues - $15.0 million as of March 27, 2022 and $126.6 million as of December 31, 2021. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, including the timing of any debt paydown or payment of partnership distributions, or that our growth strategies will achieve the targeted results. Important factors, including the impacts of the COVID-19 pandemic, general economic conditions, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could adversely affect our future financial performance, as well as the timing of any debt paydown or payment of partnership distributions, and our growth strategies and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

As of March 27, 2022, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $13.9 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.8 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.6 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $0.7 million decrease in annual operating income for the trailing twelve months ended March 27, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 27, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2022.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 27, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	$—
February 1 - February 28	40,925	$57.07	—	—
March 1 - March 27	—	—	—	—
Total	40,925	$57.07	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit (10.1)
Amendment No. 5, dated as of February 7, 2022, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto.

Exhibit (10.2)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Employment Agreement Version).

Exhibit (10.3)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Non-Employment Agreement Version).

Exhibit (10.4)	2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Employment Agreement Version).

Exhibit (10.5)	2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Non-Employment Agreement Version).

Exhibit (22)	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 18, 2022.

Exhibit (31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32)	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 4, 2022	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 4, 2022	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer