Form 10-Q
period 2022-06-26
CEDAR FAIR L P
filed 2022-08-03
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of July 29, 2022
Depositary Units (Representing Limited Partner Interests)	57,039,740
Page 1 of 30 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 26, 2022	December 31, 2021	June 27, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$124,929	$61,119	$292,596
Receivables	101,449	62,109	52,259
Inventories	56,608	32,113	46,983
Current income tax receivable	2,526	84,051	91,608
Land held for sale	150,595	—	—
Other current assets	40,268	24,249	40,298
	476,375	263,641	523,744
Property and Equipment:
Land	291,166	443,190	445,274
Land improvements	490,191	486,014	485,242
Buildings	913,699	855,297	857,452
Rides and equipment	2,025,153	1,986,235	2,001,500
Construction in progress	44,637	57,666	41,078
	3,764,846	3,828,402	3,830,546
Less accumulated depreciation	(2,164,908)	(2,117,659)	(2,028,345)
	1,599,938	1,710,743	1,802,201
Goodwill	265,988	267,232	269,193
Other Intangibles, net	49,702	49,994	50,751
Right-of-Use Asset	17,818	16,294	13,520
Other Assets	7,176	5,116	4,824
	$2,416,997	$2,313,020	$2,664,233
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$80,948	$53,912	$51,452
Deferred revenue	297,930	187,599	275,506
Accrued interest	31,374	32,011	34,402
Accrued taxes	17,734	9,075	13,002
Accrued salaries, wages and benefits	30,358	53,833	28,344
Self-insurance reserves	24,662	24,573	22,336
Other accrued liabilities	26,388	20,511	17,913
	509,394	381,514	442,955
Deferred Tax Liability	62,956	66,483	38,488
Derivative Liability	—	20,086	31,690
Lease Liability	14,548	13,345	10,620
Other Liabilities	9,847	11,144	21,325
Long-Term Debt:
Revolving credit loans	90,000	—	—
Term debt	190,920	258,391	256,713
Notes	2,265,114	2,260,545	2,704,002
	2,546,034	2,518,936	2,960,715
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(7)	(7)	(9)
Limited partners, 57,040, 56,854 and 56,829 units outstanding as of June 26, 2022, December 31, 2021 and June 27, 2021, respectively	(745,680)	(712,714)	(840,663)
Accumulated other comprehensive income (loss)	14,615	8,943	(6,178)
	(725,782)	(698,488)	(841,560)
	$2,416,997	$2,313,020	$2,664,233

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net revenues:
Admissions	$253,494	$99,072	$302,930	$99,072
Food, merchandise and games	177,153	83,945	213,868	91,191
Accommodations, extra-charge products and other	78,844	41,120	91,528	43,616
	509,491	224,137	608,326	233,879
Costs and expenses:
Cost of food, merchandise, and games revenues	49,162	23,630	59,986	25,936
Operating expenses	232,421	155,945	352,271	222,099
Selling, general and administrative	65,601	47,066	106,387	77,416
Depreciation and amortization	49,037	33,992	58,636	35,445
Loss on impairment / retirement of fixed assets, net	1,199	1,937	2,747	3,476
Gain on sale of investment	—	—	—	(2)
	397,420	262,570	580,027	364,370
Operating income (loss)	112,071	(38,433)	28,299	(130,491)
Interest expense	40,214	46,005	78,337	90,101
Net effect of swaps	(7,739)	(3,834)	(21,941)	(7,396)
Loss on early debt extinguishment	—	—	—	4
Loss (gain) on foreign currency	9,845	(11,099)	9,860	(16,904)
Other income	(394)	(27)	(443)	(105)
Income (loss) before taxes	70,145	(69,478)	(37,514)	(196,191)
Provision (benefit) for taxes	19,373	(10,608)	223	(26,905)
Net income (loss)	50,772	(58,870)	(37,737)	(169,286)
Net income (loss) allocated to general partner	1	(1)	—	(2)
Net income (loss) allocated to limited partners	$50,771	$(58,869)	$(37,737)	$(169,284)

Net income (loss)	$50,772	$(58,870)	$(37,737)	$(169,286)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	2,819	(5,686)	5,672	(8,777)
Other comprehensive income (loss), (net of tax)	2,819	(5,686)	5,672	(8,777)
Total comprehensive income (loss)	$53,591	$(64,556)	$(32,065)	$(178,063)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,760	56,622	56,720	56,588
Net income (loss) per limited partner unit	$0.89	$(1.04)	$(0.67)	$(2.99)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	57,127	56,622	56,720	56,588
Net income (loss) per limited partner unit	$0.89	$(1.04)	$(0.67)	$(2.99)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of March 28, 2021	56,828	$(785,400)	$(8)	$5,290	$(492)	$(780,610)
Net loss	—	(58,869)	(1)	—	—	(58,870)
Limited partnership units related to equity-based compensation	1	3,619	—	—	—	3,619
Tax effect of units involved in treasury unit transactions	—	(13)	—	—	—	(13)
Foreign currency translation adjustment, net of tax $(801)	—	—	—	—	(5,686)	(5,686)
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)

Balance as of March 27, 2022	57,042	$(804,659)	$(8)	$5,290	$11,796	$(787,581)
Net income	—	50,771	1	—	—	50,772
Limited partnership units related to equity-based compensation	(2)	8,218	—	—	—	8,218
Tax effect of units involved in treasury unit transactions	—	(10)	—	—	—	(10)
Foreign currency translation adjustment, net of tax $982	—	—	—	—	2,819	2,819
Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(169,284)	(2)	—	—	(169,286)
Limited partnership units related to equity-based compensation	123	4,501	—	—	—	4,501
Tax effect of units involved in treasury unit transactions	—	(1,561)	—	—	—	(1,561)
Foreign currency translation adjustment, net of tax $(1,228)	—	—	—	—	(8,777)	(8,777)
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)

Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net loss	—	(37,737)	—	—	—	(37,737)
Limited partnership units related to equity-based compensation	186	6,760	—	—	—	6,760
Tax effect of units involved in treasury unit transactions	—	(1,989)	—	—	—	(1,989)
Foreign currency translation adjustment, net of tax $557	—	—	—	—	5,672	5,672
Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 26, 2022	June 27, 2021
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net loss	$(37,737)	$(169,286)
Adjustments to reconcile net loss to net cash from (for) operating activities:
Depreciation and amortization	58,636	35,445
Loss on early debt extinguishment	—	4
Non-cash foreign currency gain on debt	—	(15,777)
Non-cash equity based compensation expense	11,883	9,007
Non-cash deferred income tax benefit	(2,732)	(2,495)
Net effect of swaps	(21,941)	(7,396)
Other non-cash expenses	17,545	7,330
Changes in assets and liabilities:
(Increase) decrease in receivables	(39,442)	(17,723)
(Increase) decrease in inventories	(24,573)	677
(Increase) decrease in tax receivable/accrual	90,123	(19,785)
(Increase) decrease in other assets	(16,245)	(14,034)
Increase (decrease) in accounts payable	19,722	33,384
Increase (decrease) in deferred revenue	109,627	97,157
Increase (decrease) in accrued interest	(637)	617
Increase (decrease) in accrued salaries, wages and benefits	(23,428)	3,334
Increase (decrease) in other liabilities	5,447	6,560
Net cash from (for) operating activities	146,248	(52,981)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(95,790)	(25,491)
Proceeds from sale of investment	—	1,405
Net cash for investing activities	(95,790)	(24,086)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	90,000	—
Term debt payments	(69,000)	—
Payment of debt issuance costs	—	(77)
Payments related to tax withholding for equity compensation	(5,126)	(4,507)
Other	(1,987)	(1,563)
Net cash from (for) financing activities	13,887	(6,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(535)	(926)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	63,810	(84,140)
Balance, beginning of period	61,119	376,736
Balance, end of period	$124,929	$292,596
SUPPLEMENTAL INFORMATION
Cash payments for interest expense	$74,345	$83,937
Interest capitalized	1,468	1,150
Net cash refunds for income taxes	(78,931)	(10)
Capital expenditures in accounts payable	14,715	8,302
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

During the second quarter of 2022, all of our properties had opened for the 2022 operating season without restrictions as planned. We currently anticipate maintaining full park operating calendars for the 2022 operating season at all of our parks. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions.

Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. Furthermore, management has made significant estimates and assumptions to estimate the impact of the COVID-19 pandemic on our business, including financial results in the near and long-term. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

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

	Three months ended		Six months ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
In-park revenues	$466,987	$190,666	$552,523	$190,666
Out-of-park revenues	59,622	40,833	76,114	50,980
Concessionaire remittance	(17,118)	(7,362)	(20,311)	(7,767)
Net revenues	$509,491	$224,137	$608,326	$233,879
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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. All 2020 and 2021 season-long product revenue had been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. In the first quarter of 2021, Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021. The extension for the 2020 and 2021 season-long products at Knott's Berry Farm concluded during the second quarter of 2022 and all related revenue had been recognized. In the second quarter of 2021, Canada's Wonderland extended its 2020 and 2021 season-long products through September 5, 2022. All Canada's Wonderland 2020 and 2021 season-long product revenue is expected to be recognized by the third quarter of 2022. No other parks offered similar plans. As of June 27, 2021, we classified $5.8 million of deferred revenue as non-current due to the Canada's Wonderland extension.

In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Of the $187.6 million of current deferred revenue recorded as of January 1, 2022, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards, advanced resort reservations, marina deposits and other deferred revenue. Approximately $84 million of the current deferred revenue balance as of January 1, 2022 was recognized during the six months ended June 26, 2022. As of January 1, 2022 and June 26, 2022, we also had recorded $10.0 million and $8.7 million, respectively, of non-current deferred revenue which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 11. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of June 26, 2022, December 31, 2021 and June 27, 2021, we recorded a $13.6 million, $5.7 million and $10.8 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products. Due to the effects of the COVID-19 pandemic and given the uncertainty around the timing of the reopening of our parks, we paused collections on our installment purchase plans in April 2020. For those parks which opened during the summer of 2020, we resumed collections of guest payments on installment purchase products as each of these parks opened for the 2020 operating season. For those parks which did not open during the summer of 2020, we resumed collections of guest payments in April 2021, except for Canada's Wonderland where we resumed collections in June 2021. All 2020 and 2021 installment plans had concluded as of December 31, 2021.

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

As of June 26, 2022, we classified the land at California's Great America totaling $150.6 million as held for sale within the unaudited condensed consolidated balance sheet. We completed a sale of the land on June 27, 2022; see Note 11. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term with an option to extend the term for an additional five years. Upon termination of the lease, we will remove the rides and attractions from the land. As a result, during the second quarter of 2022, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we also tested the long-lived assets at California's Great America for impairment, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach.

We concluded no other indicators of impairment existed during the first six months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the anticipated sale of the land and the eventual disposal of the remaining assets; see Note 11. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment resulting in no impairment charges. The fair value of the trade name was calculated using a relief-from-royalty model. We began amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027, during the second quarter of 2022.

We concluded no other indicators of impairment existed during the first six months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Changes in the carrying value of goodwill for the six months ended June 26, 2022 and June 27, 2021 were:

(In thousands)	Goodwill
Balance as of December 31, 2021	$267,232
Foreign currency translation	(1,244)
Balance as of June 26, 2022	$265,988

Balance as of December 31, 2020	$266,961
Foreign currency translation	2,232
Balance as of June 27, 2021	$269,193

As of June 26, 2022, December 31, 2021, and June 27, 2021, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 26, 2022
Other intangible assets:
Trade names	$49,238	$—	$49,238
License / franchise agreements	4,295	(3,831)	464
Total other intangible assets	$53,533	$(3,831)	$49,702

December 31, 2021
Other intangible assets:
Trade names	$49,515	$—	$49,515
License / franchise agreements	4,262	(3,783)	479
Total other intangible assets	$53,777	$(3,783)	$49,994

June 27, 2021
Other intangible assets:
Trade names	$49,951	$—	$49,951
License / franchise agreements	4,263	(3,463)	800
Total other intangible assets	$54,214	$(3,463)	$50,751

(6) Long-Term Debt:
Long-term debt as of June 26, 2022, December 31, 2021, and June 27, 2021 consisted of the following:

(In thousands)	June 26, 2022	December 31, 2021	June 27, 2021

Revolving credit facility	$90,000	$—	$—
U.S. term loan averaging 2.19% YTD 2022; 1.85% in 2021; 1.87% YTD 2021 (1)	195,250	264,250	264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	—	—	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,585,250	2,564,250	3,014,250
Less current portion	—	—	—
	2,585,250	2,564,250	3,014,250
Less debt issuance costs and original issue discount	(39,216)	(45,314)	(53,535)
	$2,546,034	$2,518,936	$2,960,715
(1)     The average interest rates do not reflect the effect of interest rate swap agreements (see Note 7).

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured term loan facility and senior secured revolving credit facility. The $750 million senior secured term loan facility under the 2017 Credit Agreement matures on April 15, 2024 and, following an amendment in March 2018, bears interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps). The pricing terms for the March 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Second Amendment") to suspend and revise certain financial covenants, and to adjust the interest rate on and reflect additional commitments and capacity for our revolving credit facility. In conjunction with the Second Amendment, we prepaid $463.3 million of our outstanding senior secured term loan facility. Following the prepayment, we do not have any remaining scheduled quarterly payments required on our senior secured term loan facility. During the second quarter of 2022, we made a $69.0 million payment on our outstanding senior secured term loan facility which was required pursuant to certain loan covenants. In September 2020, in response to the continuing effects of the COVID-19 pandemic, we further amended the 2017 Credit Agreement (the "Third Amendment") to further suspend and revise certain of the financial covenants and extend the maturity of and adjust the terms that apply to a portion of our senior secured revolving credit facility. We also amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes and in February 2022 to allow for larger sale and leaseback transactions. The facilities provided under the 2017 Credit Agreement, as amended, are collateralized by substantially all of the assets of the Partnership.

As of June 26, 2022, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and matures in December 2023. In April 2022, $75 million of the senior secured revolving credit facility capacity under the 2017 Credit Agreement matured, and the outstanding borrowings were repaid. While such $75 million of senior secured revolving credit facility capacity was available, borrowings under this portion of the revolver capacity bore interest at LIBOR plus 300 bps or CDOR plus 200 bps, and the unused portion of this revolving credit facility capacity required the payment of a 37.5 bps commitment fee per annum. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After outstanding borrowings of $90.0 million and letters of credit of $15.8 million, we had $194.2 million of available borrowings under our revolving credit facility as of June 26, 2022.

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

In October 2020, in response to the continuing effects of the COVID-19 pandemic, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). The net proceeds from the offering of the 2028 senior notes were for general corporate and working capital purposes, including fees and expenses related to the transaction. The 2028 senior notes pay interest semi-annually in April and October with the principal due in full on October 1, 2028. Prior to October 1, 2023, up to 35% of the 2028 senior notes may be redeemed with the net cash proceeds of certain equity offerings at a price equal to 106.500% of the principal amount thereof, together with accrued and unpaid interest, if any. The 2028 senior notes may be redeemed, in whole or in part, at any time prior to October 1, 2023 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during the six months ended June 26, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 26, 2022.

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

(In thousands)	Balance Sheet Location	June 26, 2022	December 31, 2021	June 27, 2021
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Assets (Derivative Liability)	$1,855	$(20,086)	$(31,690)
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 26, 2022, December 31, 2021, and June 27, 2021 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 26, 2022		December 31, 2021		June 27, 2021
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$333	$333	$478	$478	$361	$361
Interest rate swaps	Other Assets (Derivative Liability)	Level 2	$1,855	$1,855	$(20,086)	$(20,086)	$(31,690)	$(31,690)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(195,250)	$(187,928)	$(264,250)	$(257,644)	$(264,250)	$(258,965)
2024 senior notes	Long-Term Debt (1)	Level 1	—	—	—	—	$(450,000)	$(453,938)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(975,000)	$(1,000,000)	$(1,035,000)	$(1,000,000)	$(1,041,250)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(467,500)	$(500,000)	$(513,750)	$(500,000)	$(516,250)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(288,000)	$(300,000)	$(319,125)	$(300,000)	$(324,000)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(446,250)	$(500,000)	$(513,750)	$(500,000)	$(515,000)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $39.2 million, $45.3 million and $53.5 million as of June 26, 2022, December 31, 2021 and June 27, 2021, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 26, 2022, December 31, 2021 or June 27, 2021.

(9) Income (Loss) per Unit:
Net income (loss) per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Six months ended
(In thousands, except per unit amounts)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Basic weighted average units outstanding	56,760	56,622	56,720	56,588
Effect of dilutive units:
Deferred units	56	—	—	—
Restricted units	288	—	—	—
Unit options	23	—	—	—
Diluted weighted average units outstanding	57,127	56,622	56,720	56,588
Net income (loss) per unit - basic	$0.89	$(1.04)	$(0.67)	$(2.99)
Net income (loss) per unit - diluted	$0.89	$(1.04)	$(0.67)	$(2.99)
There were approximately 0.4 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the three months ended June 27, 2021, as their effect would have been anti-dilutive due to the net loss in the period. There were approximately 0.5 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for both of the six month periods ended June 26, 2022 and June 27, 2021, as their effect would have been anti-dilutive due to the net loss in each period.

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

During the second quarter of 2022, we received $77.1 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States. We received $11.1 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada during the first quarter of 2022. The refunds were recorded as a receivable as of December 31, 2021 in "Current income tax receivable" within the consolidated balance sheet.

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. The current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion as of June 27, 2021 was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

(11) Subsequent Events:
At the beginning of the third quarter of 2022, on June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations. Concurrently with the sale of the land, we entered into a lease contract for the land that allows us to operate the park during a six year term with an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. The annual base rent under the lease will initially be $12.2 million and will increase by 2.5% each year. Upon termination of the lease, we will close existing park operations and remove the rides and attractions from the land.

On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. The unit repurchase program will be subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we may repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase program. The unit repurchase program does not obligate the Partnership to repurchase any minimum dollar amount or specific number of units, and the program may be modified, suspended, or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview:
We generate our revenues from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside our parks, and (3) accommodations, extra-charge products, and other revenue sources. Our principal costs and expenses, which include salaries and wages, operating supplies, maintenance and advertising, are relatively fixed for a typical operating season and do not vary significantly with attendance.

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

During the second quarter of 2022, all of our properties had opened for the 2022 operating season without restrictions as planned. We currently anticipate maintaining full park operating calendars for the 2022 operating season at all of our parks. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the second quarter of 2022, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and six-month periods ended June 26, 2022, June 27, 2021 and June 30, 2019. Due to the effects of the COVID-19 pandemic on our 2021 results, we included comparisons to 2019 in addition to comparisons to 2021 within the Results of Operations.

	Three months ended			Six months ended
(In thousands)	June 26, 2022	June 27, 2021	June 30, 2019	June 26, 2022	June 27, 2021	June 30, 2019
Net income (loss)	$50,772	$(58,870)	$63,298	$(37,737)	$(169,286)	$(20,375)
Interest expense	40,214	46,005	22,927	78,337	90,101	43,847
Interest income	(509)	(18)	(81)	(551)	(31)	(314)
Provision (benefit) for taxes	19,373	(10,608)	14,676	223	(26,905)	(5,309)
Depreciation and amortization	49,037	33,992	55,904	58,636	35,445	69,493
EBITDA	158,887	10,501	156,724	98,908	(70,676)	87,342
Loss on early debt extinguishment	—	—	—	—	4	—
Net effect of swaps	(7,739)	(3,834)	10,779	(21,941)	(7,396)	17,158
Non-cash foreign currency loss (gain)	9,834	(11,018)	(9,481)	9,848	(16,822)	(18,145)
Non-cash equity compensation expense	8,225	3,638	3,287	11,883	9,007	5,830
Loss on impairment / retirement of fixed assets, net	1,199	1,937	682	2,747	3,476	2,106
Gain on sale of investment	—	—	—	—	(2)	(617)
Acquisition-related costs	—	—	946	—	—	946
Other (1)	147	496	124	692	507	283
Adjusted EBITDA	$170,553	$1,720	$163,061	$102,137	$(81,902)	$94,903
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
In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related parking revenues (in-park revenues), divided by total attendance.
Out-of-park revenues are defined as revenues from resorts, out-of-park food and retail locations, online transaction fees charged to customers, sponsorships and all other out-of-park operations.
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (see Note 3).

Six months ended June 26, 2022 vs. Six months ended June 27, 2021
Due to the effects of the COVID-19 pandemic, the results for the six months ended June 26, 2022 were not directly comparable with the results for the six months ended June 27, 2021. The current six-month period included 838 operating days compared with 393 operating days for the six-month period ended June 27, 2021. In the prior period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except our Canadian property, Canada's Wonderland. Upon opening in 2021, park operating calendars were reduced, guest reservations were required and some operating restrictions were in place. The 2021 period also included the results from limited out-of-park attractions prior to the May 2021 opening of our parks. Limited out-of-park attractions included some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021.

The following table presents key financial information for the six months ended June 26, 2022 and June 27, 2021:

	Six months ended		Increase (Decrease)
	June 26, 2022	June 27, 2021	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$608,326	$233,879	$374,447	160.1%
Operating costs and expenses	518,644	325,451	193,193	59.4%
Depreciation and amortization	58,636	35,445	23,191	65.4%
Loss on impairment / retirement of fixed assets, net	2,747	3,476	(729)	N/M
Gain on sale of investment	—	(2)	2	N/M
Operating income (loss)	$28,299	$(130,491)	$158,790	121.7%

Other Data:
Adjusted EBITDA (1)	$102,137	$(81,902)	$184,039	224.7%
Attendance	9,299	3,409	5,890	172.8%
In-park per capita spending	$59.42	55.94	$3.48	6.2%
Out-of-park revenues	$76,114	$50,980	$25,134	49.3%
Operating days	838	393	445	113.2%

N/M        Not meaningful due to the nature of the expense line-item
(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 17.
For the six months ended June 26, 2022, net revenues totaled $608.3 million compared with $233.9 million for the six months ended June 27, 2021. The increase in net revenues was attributable to a 445 operating day increase in the current period resulting in a 5.9 million-visit increase in attendance and a $25.1 million increase in out-of-park revenues. In-park per capita spending for the six months ended June 26, 2022 increased 6.2% to $59.42, which represented higher levels of guest spending in admissions and food and beverage. The increase in net revenues included a $1.1 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the six months ended June 26, 2022 increased to $518.6 million from $325.5 million for the six months ended June 27, 2021. This was the result of a $34.1 million increase in cost of goods sold, a $130.2 million increase in operating expenses and a $29.0 million increase in SG&A expense, all of which were largely the result of the 445 operating day increase in the current period. The majority of the $130.2 million increase in operating expenses was attributable to the increase in operating days. Additionally, the increase in operating expenses was due to an increase in full-time wages primarily related to a planned increase in head count at select parks and an increase in seasonal labor rate. The increase in operating costs and expenses included a $0.8 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the six months ended June 26, 2022 increased $23.2 million compared with the six months ended June 27, 2021 due primarily to the 445 operating day increase in the current period. We recognize depreciation expense over planned operating days for the majority of our assets. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After the items above, operating income for the six months ended June 26, 2022 totaled $28.3 million compared with an operating loss of $130.5 million for the six months ended June 27, 2021.

Interest expense for the six months ended June 26, 2022 decreased $11.8 million due to the redemption of the 2024 senior notes in December 2021. The net effect of our swaps resulted in a benefit to earnings of $21.9 million for the six months ended June 26, 2022 compared with a $7.4 million benefit to earnings for the six months ended June 27, 2021. The difference was attributable to the change in fair value of our swap portfolio. During the current period, we also recognized a $9.9 million net charge to earnings for foreign currency gains and losses compared with a $16.9 million net benefit for the six months ended

June 27, 2021. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the six months ended June 26, 2022, a provision for taxes of $0.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $26.9 million for the six months ended June 27, 2021. The difference in provision for taxes was primarily attributable to a lower pretax loss from our taxable subsidiaries in the current period.

After the items above, net loss for the six months ended June 26, 2022 totaled $37.7 million, or $0.67 per diluted limited partner unit, compared with a net loss of $169.3 million, or $2.99 per diluted limited partner unit, for the six months ended June 27, 2021.

For the six months ended June 26, 2022, Adjusted EBITDA totaled $102.1 million compared with an Adjusted EBITDA loss of $81.9 million for the six months ended June 27, 2021. The increase in Adjusted EBITDA was primarily due to the 445 operating day increase in the current period and the related improvement in attendance, in-park per capita spending and out-of-park revenues offset somewhat by an increase in related expenses incurred, particularly for labor and cost of goods sold.

Six months ended June 26, 2022 vs. Six months ended June 30, 2019
As described above, the results for the six months ended June 26, 2022 were not directly comparable with the results for the six months ended June 27, 2021 due to the effects of the COVID-19 pandemic. Therefore, we included a comparison of our current period results with the six months ended June 30, 2019. While the 2019 results are more comparable to our 2022 results, the 2022 results are also not directly comparable with the 2019 results due to the acquisition of Schlitterbahn Waterpark and Resort New Braunfels and Schlitterbahn Waterpark Galveston ("Schlitterbahn parks") on July 1, 2019 and a four day natural calendar shift following three years of passed time. The current six-month period included 838 operating days compared with a total of 827 operating days for the six-month period ended June 30, 2019. Of the 838 current period operating days, 105 operating days were at the Schlitterbahn parks. Excluding the Schlitterbahn parks, operating days for the six months ended June 26, 2022 decreased 94 operating days compared with the six months ended June 30, 2019 due to the four day calendar shift and a planned reduction of early-season operating days at some of our properties.

The following table presents key financial information for the six months ended June 26, 2022 and June 30, 2019:

	Six months ended		Increase (Decrease)
	June 26, 2022	June 30, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$608,326	$503,167	$105,159	20.9%
Operating costs and expenses	518,644	414,880	103,764	25.0%
Depreciation and amortization	58,636	69,493	(10,857)	(15.6)%
Loss on impairment / retirement of fixed assets, net	2,747	2,106	641	N/M
Gain on sale of investment	—	(617)	617	N/M
Operating income	$28,299	$17,305	$10,994	63.5%

Other Data:
Adjusted EBITDA (1)	$102,137	$94,903	$7,234	7.6%
Attendance	9,299	9,675	(376)	(3.9)%
In-park per capita spending (2)	$59.42	$47.09	$12.33	26.2%
Out-of-park revenues (2)	$76,114	$64,105	$12,009	18.7%
Operating days	838	827	11	1.3%

N/M        Not meaningful due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 17.
(2)    Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $455.6 million and $16.5 million, respectively, for the six months ended June 30, 2019.
For the six months ended June 26, 2022, net revenues totaled $608.3 million compared with $503.2 million for the six months ended June 30, 2019. The increase in net revenues reflected the impact of a 26% increase in in-park per capita spending to $59.42 for the six months ended June 26, 2022, a 19%, or $12.0 million, increase in out-of-park revenues, and the inclusion of the results of the Schlitterbahn parks. These increases were offset by the impact of a 4%, or 0.4 million-visit decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge spending, and was driven by both increased pricing and increased transactions. The increase in out-of-park revenues was attributable to increased online transaction fees charged to customers, higher sales at Knott's Berry Farm's Marketplace, as well as revenues from the Resort at Schlitterbahn New Braunfels which was acquired in July 2019. The decline in attendance was driven by 94 fewer operating days at our legacy parks (excluding the Schlitterbahn parks), an expected slower recovery in group sales attendance, and the planned reduction of low-value ticket programs.

Operating costs and expenses for the six months ended June 26, 2022 increased $103.8 million compared with the six months ended June 30, 2019. This was the result of a $12.5 million increase in cost of goods sold, a $76.3 million increase in operating expenses and a $14.9 million increase in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue increased 1%. The increase in operating expenses was attributable to higher full-time wages primarily related to a planned increase in head count at select parks, an increase in seasonal labor rate, higher related employee benefits, and the inclusion of the results of the Schlitterbahn parks. The increase in SG&A expense was largely due to an increase in full-time wages, including an increase in equity-based compensation plan expense due to improved company performance, as well as an increase in transaction fees. These increases in SG&A expense were offset by a decline in advertising costs driven by a more efficient marketing program.

Depreciation and amortization expense for the six months ended June 26, 2022 decreased $10.9 million compared with the six months ended June 30, 2019 due primarily to the change in estimated useful lives of a long-lived asset at Kings Dominion and a long-lived asset at California's Great America in 2019. The loss on impairment / retirement of fixed assets for the six months ended June 26, 2022 and June 30, 2019 included retirements of assets in the normal course of business.

After the items above, operating income for the six months ended June 26, 2022 totaled $28.3 million compared with $17.3 million for the six months ended June 30, 2019.

Interest expense for the six months ended June 26, 2022 increased $34.5 million compared with the six months ended June 30, 2019 due to interest incurred on the 2025 senior notes, 2028 senior notes and 2029 senior notes offset in part by the impact of the redemption of the 2024 senior notes in December 2021. The 2025 senior notes and the 2028 senior notes were issued in 2020 as a result of the COVID-19 pandemic, and the 2029 senior notes were issued at the end of the second quarter of 2019 in coordination with the acquisition of the Schlitterbahn parks. The net effect of our swaps resulted in a benefit to earnings of $21.9 million for the six months ended June 26, 2022 compared with a $17.2 million charge to earnings for the six months ended June 30, 2019. The difference was attributable to the change in fair value of our swap portfolio. During the current period, we also recognized a $9.9 million net charge to earnings for foreign currency gains and losses compared with an $18.1 million net benefit for the six months ended June 30, 2019. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the six months ended June 26, 2022, a provision for taxes of $0.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $5.3 million for the six months ended June 30, 2019. The variance in provision for taxes was primarily attributable to a decrease in the pretax loss from our taxable subsidiaries.

After the items above, net loss for the six months ended June 26, 2022 totaled $37.7 million, or $0.67 per diluted limited partner unit, compared with a net loss of $20.4 million, or $0.36 per diluted limited partner unit, for the six months ended June 30, 2019.

For the six months ended June 26, 2022, Adjusted EBITDA totaled $102.1 million compared to $94.9 million for the six months ended June 30, 2019. The increase in Adjusted EBITDA was due to higher net revenues in the current period attributable to higher in-park per capita spending, increased out-of-park revenues and the inclusion of the Schlitterbahn parks, which were somewhat offset by increased costs in the current period, particularly labor costs.

Three months ended June 26, 2022 vs. Three months ended June 27, 2021
Due to the effects of the COVID-19 pandemic, the results for the three months ended June 26, 2022 were not directly comparable with the results for the three months ended June 27, 2021. The current three-month period included 708 operating days compared with 393 operating days for the three-month period ended June 27, 2021. In the prior period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except our Canadian property, Canada's Wonderland. Upon opening in 2021, park operating calendars were reduced, guest reservations were required and some operating restrictions were in place. The 2021 period also included the results from limited out-of-park attractions prior to the May 2021 opening of our parks. Limited out-of-park attractions included some of our hotel properties and a culinary festival at Knott's Berry Farm that ran through May 2, 2021.

The following table presents key financial information for the three months ended June 26, 2022 and June 27, 2021:

	Three months ended		Increase (Decrease)
	June 26, 2022	June 27, 2021	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$509,491	$224,137	$285,354	127.3%
Operating costs and expenses	347,184	226,641	120,543	53.2%
Depreciation and amortization	49,037	33,992	15,045	44.3%
Loss on impairment / retirement of fixed assets, net	1,199	1,937	(738)	N/M
Operating income (loss)	$112,071	$(38,433)	$150,504	N/M

Other Data:
Adjusted EBITDA (1)	$170,553	$1,720	$168,833	N/M
Attendance	7,846	3,409	4,437	130.2%
In-park per capita spending	$59.52	55.94	$3.58	6.4%
Out-of-park revenues	$59,622	$40,833	$18,789	46.0%
Operating days	708	393	315	80.2%

N/M        Not meaningful either due to the nature of the expense line-item or due to minimal operations in the prior period
(1)        For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 17.
For the three months ended June 26, 2022, net revenues totaled $509.5 million compared with $224.1 million for the three months ended June 27, 2021. The increase in net revenues was attributable to a 315 operating day increase in the current period resulting in a 4.4 million-visit increase in attendance and an $18.8 million increase in out-of-park revenues. In-park per capita spending for the three months ended June 26, 2022 increased 6.4% to $59.52, which represented higher levels of guest spending in admissions and food and beverage. The increase in net revenues included a $1.6 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended June 26, 2022 increased to $347.2 million from $226.6 million for the three months ended June 27, 2021. This was the result of a $25.5 million increase in cost of goods sold, a $76.5 million increase in operating expenses and an $18.5 million increase in SG&A expense, all of which were largely the result of the 315 operating day increase in the current period. The majority of the increases in operating expenses and SG&A expenses was attributable to the increase in operating days. Additionally, the increase in operating expenses was due to an increase in seasonal labor rate and an increase in full-time wages primarily related to a planned increase in head count at select parks. In addition, the increase in SG&A expense was also attributable to an increase in equity-based compensation plan expense due to improved company performance. The increase in operating costs and expenses included a $0.9 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended June 26, 2022 increased $15.0 million compared with the three months ended June 27, 2021 due primarily to the 315 operating day increase in the current period. We recognize depreciation expense over planned operating days for the majority of our assets. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After the items above, operating income for the three months ended June 26, 2022 totaled $112.1 million compared with an operating loss of $38.4 million for the three months ended June 27, 2021.

Interest expense for the three months ended June 26, 2022 decreased $5.8 million due to the redemption of the 2024 senior notes in December 2021. The net effect of our swaps resulted in a benefit to earnings of $7.7 million for the three months ended June 26, 2022 compared with a $3.8 million benefit to earnings for the three months ended June 27, 2021. The difference was attributable to the change in fair value of our swap portfolio. During the current period, we also recognized a $9.8 million net charge to earnings for foreign currency gains and losses compared with an $11.1 million net benefit for the three months ended June 27, 2021. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the three months ended June 26, 2022, a provision for taxes of $19.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a benefit for taxes of $10.6 million for the three months ended June 27, 2021. The difference in provision for taxes was primarily attributable to an increase in pretax income from our taxable subsidiaries in the current period.

After the items above, net income for the three months ended June 26, 2022 totaled $50.8 million, or $0.89 per diluted limited partner unit, compared with a net loss of $58.9 million, or $1.04 per diluted limited partner unit, for the three months ended June 27, 2021.

For the three months ended June 26, 2022, Adjusted EBITDA totaled $170.6 million compared with $1.7 million for the three months ended June 27, 2021. The increase in Adjusted EBITDA was primarily due to the 315 operating day increase in the current period and the related improvement in attendance, in-park per capita spending and out-of-park revenues offset somewhat by an increase in related expenses incurred, particularly for labor and cost of goods sold.

Three months ended June 26, 2022 vs. Three months ended June 30, 2019
As described above, the results for the three months ended June 26, 2022 were not directly comparable with the results for the three months ended June 27, 2021 due to the effects of the COVID-19 pandemic. Therefore, we included a comparison of our current period results with the three months ended June 30, 2019. While the 2019 results are more comparable to our 2022 results, the 2022 results are also not directly comparable with the 2019 results due to the acquisition of the Schlitterbahn parks on July 1, 2019 and a four day natural calendar shift following three years of passed time. The current three-month period included 708 operating days compared with a total of 726 operating days for the three period ended June 30, 2019. Of the 708 current period operating days, 96 operating days were at the Schlitterbahn parks. Excluding the Schlitterbahn parks, operating days for the three months ended June 26, 2022 decreased 114 operating days compared with the three months ended June 30, 2019 due to the four day calendar shift and a planned reduction of early-season operating days at some of our properties.

The following table presents key financial information for the three months ended June 26, 2022 and June 30, 2019:

	Three months ended		Increase (Decrease)
	June 26, 2022	June 30, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$509,491	$436,190	$73,301	16.8%
Operating costs and expenses	347,184	277,360	69,824	25.2%
Depreciation and amortization	49,037	55,904	(6,867)	(12.3)%
Loss on impairment / retirement of fixed assets, net	1,199	682	517	N/M
Operating income	$112,071	$102,244	$9,827	9.6%

Other Data:
Adjusted EBITDA (1)	$170,553	$163,061	$7,492	4.6%
Attendance	7,846	8,500	(654)	(7.7)%
In-park per capita spending (2)	$59.52	$47.22	$12.30	26.0%
Out-of-park revenues (2)	$59,622	$49,344	$10,278	20.8%
Operating days	708	726	(18)	(2.5)%

N/M        Not meaningful due to the nature of the expense line-item
(1)    For additional information regarding Adjusted EBITDA, including how we define and use Adjusted EBITDA, as well as a reconciliation to net income (loss), see page 17.
(2)    Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $401.4 million and $14.5 million, respectively, for the three months ended June 30, 2019.
For the three months ended June 26, 2022, net revenues totaled $509.5 million compared with $436.2 million for the three months ended June 30, 2019. The increase in net revenues reflected the impact of a 26% increase in in-park per capita spending to $59.52 for the three months ended June 26, 2022, a 21%, or $10.3 million, increase in out-of-park revenues, and the inclusion of the results of the Schlitterbahn parks. These increases were offset by the impact of an 8%, or 0.7 million-visit decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge spending, and was driven by both increased pricing and increased transactions. The increase in out-of-park revenues was attributable to increased online transaction fees charged to customers, revenues from the Resort at Schlitterbahn New Braunfels which was acquired in July 2019, and increased revenues at our Cedar Point resort properties. The decline in attendance was driven by 114 fewer operating days at our legacy parks (excluding the Schlitterbahn parks), an expected slower recovery in group sales attendance, and the planned reduction of low-value ticket programs.

Operating costs and expenses for the three months ended June 26, 2022 increased $69.8 million compared with the three months ended June 30, 2019. This was the result of a $9.4 million increase in cost of goods sold, a $54.6 million increase in operating expenses and a $5.8 million increase in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue increased 1%. The increase in operating expenses was largely attributable to an increase in seasonal labor rate, higher full-time wages primarily related to a planned increase in head count at select parks, and the inclusion of the results of the Schlitterbahn parks. The increase in SG&A expense was primarily due to an increase in full-time wages, including an increase in equity-based compensation plan expense due to improved company performance, as well as an increase in transaction fees. These increases in SG&A expense were offset by a decline in advertising costs driven by a more efficient marketing program.

Depreciation and amortization expense for the three months ended June 26, 2022 decreased $6.9 million compared with the three months ended June 30, 2019 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition. The loss on impairment / retirement of fixed assets for the three months ended June 26, 2022 and June 30, 2019 included retirements of assets in the normal course of business.

After the items above, operating income for the three months ended June 26, 2022 totaled $112.1 million compared with $102.2 million for the three months ended June 30, 2019.

Interest expense for the three months ended June 26, 2022 increased $17.3 million compared with the three months ended June 30, 2019 due to interest incurred on the 2025 senior notes, 2028 senior notes and 2029 senior notes offset in part by the impact of the redemption of the 2024 senior notes in December 2021. The 2025 senior notes and the 2028 senior notes were issued in 2020 as a result of the COVID-19 pandemic, and the 2029 senior notes were issued at the end of the second quarter of 2019 in coordination with the acquisition of the Schlitterbahn parks. The net effect of our swaps resulted in a benefit to earnings of $7.7 million for the three months ended June 26, 2022 compared with a $10.8 million charge to earnings for the three months ended June 30, 2019. The difference was attributable to the change in fair value of our swap portfolio. During the current period, we also recognized a $9.8 million net charge to earnings for foreign currency gains and losses compared with a $9.5 million net benefit for the three months ended June 30, 2019. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the three months ended June 26, 2022, a provision for taxes of $19.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $14.7 million for the three months ended June 30, 2019. The increase in provision for taxes was attributable to an increase in pretax income from our taxable subsidiaries.

After the items above, net income for the three months ended June 26, 2022 totaled $50.8 million, or $0.89 per diluted limited partner unit, compared with $63.3 million, or $1.11 per diluted limited partner unit, for the three months ended June 30, 2019.

For the three months ended June 26, 2022, Adjusted EBITDA totaled $170.6 million compared to $163.1 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA was due to higher net revenues in the current period attributable to higher in-park per capita spending, increased out-of-park revenues and the inclusion of the Schlitterbahn parks, which were somewhat offset by increased costs in the current period, particularly labor costs.

July Update
Due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021. Therefore, we compared the results for the seven months ended July 31, 2022 to the seven months ended August 4, 2019. For the seven months ended July 31, 2022, preliminary net revenues totaled approximately $1.03 billion and increased 17%, or $152 million, compared with the seven months ended August 4, 2019. Based on preliminary results for the seven months ended July 31, 2022, attendance totaled 15.4 million visits, down 6% from 2019, in-park per capita spending was $60.76, up 25% from 2019, and out-of-park revenues totaled $125 million, up 19% from 2019. Operating days for the seven month periods in 2022 and 2019 totaled 1,362 operating days and 1,352 operating days, respectively. Excluding the Schlitterbahn parks, there were 94 fewer operating days in the current period due to a four day calendar shift and a planned reduction of early-season operating days at some of our properties.

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

We expect to fund our 2022 liquidity needs with cash from operating activities and borrowings from our revolving credit facility. As of June 26, 2022, we had cash on hand of $124.9 million and $194.2 million of available borrowings under our revolving credit facility. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the third quarter of 2023. Due to limited open operations in early 2021 and in response to the negative effects of the COVID-19 pandemic, our first quarter 2021 liquidity needs were funded from cash on hand from senior notes issued in 2020. We began generating positive cash flows from operations during the second quarter of 2021.

Management has been focused on driving profitable and sustainable growth in the business, reducing the Partnership's outstanding debt, reinstating the quarterly Partnership distribution, and accelerating the return of capital to our unitholders. We expect to invest between $200 million and $215 million in total capital expenditures for the 2022 operating season, which includes the completion of several resort renovation projects, investments to expand our park offerings and develop new revenue centers, and technology enhancements, such as cashless parks, touch-free transactions and labor management tools. In December 2021, we made progress towards our goal of reducing our outstanding debt by redeeming $450 million of 5.375% senior unsecured notes due 2024 ("2024 senior notes"). In addition, we made a $69.0 million payment on our outstanding senior secured term loan facility during the second quarter of 2022. On August 3, 2022, we announced the declaration of a distribution of $0.30 per limited partner unit, which will be payable on September 15, 2022. This represents the first partnership distribution since March 2020. Lastly, on August 3, 2022, we also announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. The unit repurchase program will be subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we may repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase program. The unit repurchase program does not obligate the Partnership to repurchase any minimum dollar amount or specific number of units, and the program may be modified, suspended, or discontinued at any time.

We anticipate $150 million in annual cash interest for 2022 of which 75% of the payments occur in the second and fourth quarters. In the second quarter of 2022, we received $77.1 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States. We received $11.1 million in tax refunds attributable to net operating losses being carried back to prior years in Canada during the first quarter of 2022. In 2022, we anticipate cash payments for income taxes to range from $40 million to $55 million, exclusive of these tax refunds.

As of June 26, 2022, deferred revenue totaled $306.7 million, including non-current deferred revenue. This represented an increase of $72.6 million since March 27, 2022. The increase in deferred revenue was largely attributable to sales of season-long products for admission, dining, beverage and other products, as well as sales of advanced admission, single day products and resort bookings, as the parks head into the most significant months of operation for the 2022 operating season.

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations. The proceeds are to be used to accelerate progress on the strategic priorities described above; see Note 11.
Operating Activities
Net cash from operating activities for the first six months of 2022 totaled $146.2 million, an increase of $199.2 million compared with net cash for operating activities for the same period in the prior year. The increase in net cash from operating activities was primarily attributable to the delayed opening of our parks in the prior period to May 2021 resulting in less cash generated in the first six months of 2021.
Investing Activities
Net cash for investing activities for the first six months of 2022 totaled $95.8 million, an increase of $71.7 million compared with the same period in the prior year. The increase in net cash for investing activities was due to a planned reduction in capital spending for 2021 to retain liquidity following the impacts of the COVID-19 pandemic.
Financing Activities
Net cash from financing activities for the first six months of 2022 totaled $13.9 million, an increase of $20.0 million compared with net cash for financing activities for the same period in the prior year. The variance was attributable to $90 million of borrowings on our revolving credit facility offset by a $69 million payment of term debt in the current period. We utilized cash on hand from senior notes issued in 2020 to fund our operations in the first six months of 2021.

Contractual Obligations
As of June 26, 2022, our primary contractual obligations consisted of outstanding long-term debt agreements and related derivative agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

•$195 million of senior secured term debt, maturing in April 2024 under the 2017 Credit Agreement, as amended. The term debt bears interest at London InterBank Offering Rate ("LIBOR") plus 175 basis points (bps), under amendments we entered into on March 14, 2018. The pricing terms for the 2018 amendment reflected $0.9 million of Original Issue Discount ("OID"). Following a $463.3 million prepayment during the second quarter of 2020, we do not have any remaining quarterly payments required. During the second quarter of 2022, we made a $69.0 million payment on our outstanding senior secured term loan facility which was required pursuant to certain loan covenants. We had no current maturities as of June 26, 2022.

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

•$90 million of borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The revolving credit facility is scheduled to mature in December 2023. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $15.8 million as of June 26, 2022, we had $194.2 million of available borrowings under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

On December 17, 2021, we redeemed $450 million of 5.375% senior unsecured notes, which otherwise would have matured in June 2024, at a redemption price equal to 100.896% of the principal amount plus accrued and unpaid interest. We further amended the 2017 Credit Agreement in December 2021 to allow for the redemption of the 2024 senior notes and in February 2022 to allow for larger sale and leaseback transactions.

As of June 26, 2022, we had four interest rate swap agreements with a notional value of $500 million that convert one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This results in a 4.63% fixed interest rate for borrowings under our senior secured term loan facility after the impact of interest rate swap agreements. None of our interest rate swap agreements were designated as cash flow hedges in the periods presented. As of June 26, 2022, the fair value of our swap portfolio was classified as long-term and recorded in "Other Assets" within the unaudited condensed consolidated balance sheet.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during the six months ended June 26, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 26, 2022.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at June 26, 2022: the 2025, 2027, 2028 and 2029 senior notes. The 2024 senior notes were fully redeemed on December 17, 2021. The 2024, 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") were the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is or was a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guaranteed the 2024 senior notes included the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and was a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $13.7 million and $14.0 million as of June 26, 2022 and December 31, 2021, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of June 26, 2022
Current Assets	$1,120	$26,170	$60,269	$606,349	$1,420,273
Non-Current Assets	(216,327)	1,417,172	546,320	2,453,781	1,728,623
Current Liabilities	359,584	1,067,613	279,034	335,066	91,478
Non-Current Liabilities	147,479	1,122	23,179	2,412,813	96,766
Balance as of December 31, 2021
Current Assets	$517	$97,221	$96,042	$572,865	$1,187,211
Non-Current Assets	(138,126)	1,647,952	540,332	2,368,737	2,145,307
Current Liabilities	410,779	1,331,130	29,050	227,483	58,949
Non-Current Liabilities	147,021	21,274	24,043	2,385,100	97,803

Six Months Ended June 26, 2022
Net revenues	$10,707	$162,706	$43,866	$645,836	$138,809
Operating income (loss)	9,109	(96,464)	9,548	62,003	44,423
Net (loss) income	(37,305)	(28,212)	422	—	22,426
Twelve Months Ended December 31, 2021
Net revenues	$35,908	$363,340	$75,353	$1,449,022	$344,778
Operating income (loss)	31,808	(156,079)	12,545	136,844	124,405
Net (loss) income	(46,741)	(34,647)	1,967	—	62,586

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.2 million as of June 26, 2022 and $13.4 million as of December 31, 2021; Non-Current Assets - $2,338.6 million as of June 26, 2022 and $2,254.9 million as of December 31, 2021; and Net revenues - $46.9 million as of June 26, 2022 and $126.6 million as of December 31, 2021. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

As of June 26, 2022, on an adjusted basis after giving effect to the impact of interest rate swap agreements, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $50.4 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt (including term debt and not considering the impact of our interest rate swaps) would lead to an increase of approximately $2.5 million in cash interest costs over the next twelve months.

Assuming a hypothetical 100 bps increase in 30-day LIBOR, the amount of net cash interest paid on our derivative portfolio would decrease by $2.0 million over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $3.2 million decrease in annual operating income for the trailing twelve months ended June 26, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 26, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2022.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 26, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
March 28 - April 30	—	—	—	$—
May 1 - May 31	249	$46.81	—	—
June 1 - June 26	—	—	—	—
Total	249	$46.81	—	$—

(1)All repurchased units were reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.
(2)On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. No limit was placed on the duration of the repurchase program. See Note 11 for additional information.

ITEM 6. EXHIBITS

Exhibit (10.1)
Contract of Sale, dated June 27, 2022, entered into by and between California’s Great America, LLC and Prologis, L.P. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 27, 2022.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 26, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 26, 2022 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 3, 2022	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 3, 2022	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer