Form 10-Q
period 2022-09-25
CEDAR FAIR L P
filed 2022-11-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of October 28, 2022
Depositary Units (Representing Limited Partner Interests)	54,382,518
Page 1 of 31 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 25, 2022	December 31, 2021	September 26, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$288,380	$61,119	$562,661
Receivables	77,851	62,109	61,749
Inventories	49,669	32,113	36,861
Current income tax receivable	—	84,051	63,178
Other current assets	23,048	24,249	23,922
	438,948	263,641	748,371
Property and Equipment:
Land	287,839	443,190	443,001
Land improvements	488,533	486,014	485,435
Buildings	933,053	855,297	857,610
Rides and equipment	2,022,168	1,986,235	1,994,977
Construction in progress	45,938	57,666	44,415
	3,777,531	3,828,402	3,825,438
Less accumulated depreciation	(2,215,840)	(2,117,659)	(2,095,666)
	1,561,691	1,710,743	1,729,772
Goodwill	263,094	267,232	267,216
Other Intangibles, net	48,979	49,994	50,127
Right-of-Use Asset	96,809	16,294	14,061
Other Assets	4,935	5,116	4,940
	$2,414,456	$2,313,020	$2,814,487
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$63,272	$53,912	$49,085
Deferred revenue	170,905	187,599	186,526
Accrued interest	49,316	32,011	58,919
Accrued taxes	58,710	9,075	14,706
Accrued salaries, wages and benefits	56,682	53,833	63,641
Self-insurance reserves	27,121	24,573	24,286
Other accrued liabilities	35,426	20,511	19,440
	461,432	381,514	416,603
Deferred Tax Liability	55,540	66,483	47,538
Derivative Liability	—	20,086	28,504
Lease Liability	84,749	13,345	11,146
Other Liabilities	18,032	11,144	29,298
Long-Term Debt:
Term debt	—	258,391	257,559
Notes	2,265,490	2,260,545	2,706,484
	2,265,490	2,518,936	2,964,043
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(4)	(7)	(7)
Limited partners, 55,571, 56,854 and 56,842 units outstanding as of September 25, 2022, December 31, 2021 and September 26, 2021, respectively	(492,526)	(712,714)	(689,662)
Accumulated other comprehensive income	16,453	8,943	1,734
	(470,787)	(698,488)	(682,645)
	$2,414,456	$2,313,020	$2,814,487

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net revenues:
Admissions	$425,616	$381,777	$728,546	$480,849
Food, merchandise and games	272,940	235,619	486,808	326,810
Accommodations, extra-charge products and other	144,507	136,008	236,035	179,624
	843,063	753,404	1,451,389	987,283
Costs and expenses:
Cost of food, merchandise, and games revenues	73,072	59,502	133,058	85,438
Operating expenses	323,441	273,426	675,712	495,525
Selling, general and administrative	88,160	90,863	194,547	168,279
Depreciation and amortization	67,805	77,461	126,441	112,906
Loss on impairment / retirement of fixed assets, net	3,632	2,397	6,379	5,873
Gain on sale of assets	(155,251)	—	(155,251)	(2)
	400,859	503,649	980,886	868,019
Operating income	442,204	249,755	470,503	119,264
Interest expense	37,049	46,270	115,386	136,371
Net effect of swaps	(3,700)	(3,186)	(25,641)	(10,582)
Loss on early debt extinguishment	1,810	—	1,810	4
Loss (gain) on foreign currency	14,376	15,163	24,236	(1,741)
Other income	(1,532)	(243)	(1,975)	(348)
Income (loss) before taxes	394,201	191,751	356,687	(4,440)
Provision for taxes	61,151	43,764	61,374	16,859
Net income (loss)	333,050	147,987	295,313	(21,299)
Net income (loss) allocated to general partner	3	2	3	—
Net income (loss) allocated to limited partners	$333,047	$147,985	$295,310	$(21,299)

Net income (loss)	$333,050	$147,987	$295,313	$(21,299)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment	1,838	7,912	7,510	(865)
Other comprehensive income (loss), (net of tax)	1,838	7,912	7,510	(865)
Total comprehensive income (loss)	$334,888	$155,899	$302,823	$(22,164)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,384	56,628	56,606	56,601
Net income (loss) per limited partner unit	$5.91	$2.61	$5.22	$(0.38)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,796	57,009	57,055	56,601
Net income (loss) per limited partner unit	$5.86	$2.60	$5.18	$(0.38)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of June 27, 2021	56,829	$(840,663)	$(9)	$5,290	$(6,178)	$(841,560)
Net income	—	147,985	2	—	—	147,987
Limited partnership units related to equity-based compensation	13	3,096	—	—	—	3,096
Tax effect of units involved in treasury unit transactions	—	(80)	—	—	—	(80)
Foreign currency translation adjustment, net of tax $1,083	—	—	—	—	7,912	7,912
Balance as of September 26, 2021	56,842	$(689,662)	$(7)	$5,290	$1,734	$(682,645)

Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)
Net income	—	333,047	3	—	—	333,050
Repurchase of limited partnership units	(1,523)	(65,958)	—	—	—	(65,958)
Partnership distribution declared ($0.300 per unit)	—	(17,130)	—	—	—	(17,130)
Limited partnership units related to equity-based compensation	54	3,196	—	—	—	3,196
Tax effect of units involved in treasury unit transactions	—	(1)	—	—	—	(1)
Foreign currency translation adjustment, net of tax $1,609	—	—	—	—	1,838	1,838
Balance as of September 25, 2022	55,571	$(492,526)	$(4)	$5,290	$16,453	$(470,787)

For the nine months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(21,299)	—	—	—	(21,299)
Limited partnership units related to equity-based compensation	136	7,597	—	—	—	7,597
Tax effect of units involved in treasury unit transactions	—	(1,641)	—	—	—	(1,641)
Foreign currency translation adjustment, net of tax $(145)	—	—	—	—	(865)	(865)
Balance as of September 26, 2021	56,842	$(689,662)	$(7)	$5,290	$1,734	$(682,645)

Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net income	—	295,310	3	—	—	295,313
Repurchase of limited partnership units	(1,523)	(65,958)	—	—	—	(65,958)
Partnership distribution declared ($0.300 per unit)	—	(17,130)	—	—	—	(17,130)
Limited partnership units related to equity-based compensation	240	9,956	—	—	—	9,956
Tax effect of units involved in treasury unit transactions	—	(1,990)	—	—	—	(1,990)
Foreign currency translation adjustment, net of tax $2,166	—	—	—	—	7,510	7,510
Balance as of September 25, 2022	55,571	$(492,526)	$(4)	$5,290	$16,453	$(470,787)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 25, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$295,313	$(21,299)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	126,441	112,906
Loss on early debt extinguishment	1,810	4
Non-cash foreign currency gain on debt	—	(1,930)
Non-cash equity based compensation expense	15,087	11,910
Non-cash deferred income tax (benefit) expense	(7,984)	7,779
Net effect of swaps	(25,641)	(10,582)
Non-cash gain on sale of land	(159,405)	—
Other non-cash expenses	37,528	13,873
Changes in assets and liabilities:
(Increase) decrease in receivables	(16,137)	(27,292)
(Increase) decrease in inventories	(17,766)	10,634
(Increase) decrease in tax receivable/accrual	133,503	9,908
(Increase) decrease in other assets	7,684	2,374
Increase (decrease) in accounts payable	2,616	31,313
Increase (decrease) in deferred revenue	(8,442)	16,631
Increase (decrease) in accrued interest	17,305	25,181
Increase (decrease) in accrued salaries, wages and benefits	3,084	38,659
Increase (decrease) in other liabilities	7,437	10,059
Net cash from operating activities	412,433	230,128
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(138,046)	(39,548)
Proceeds from sale of land	310,000	—
Proceeds from sale of investment	—	1,405
Net cash from (for) investing activities	171,954	(38,143)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt payments	(264,250)	—
Repurchase of limited partnership units	(63,933)	—
Distributions paid to partners	(17,130)	—
Payment of debt issuance costs	—	(132)
Payments related to tax withholding for equity compensation	(5,131)	(4,583)
Other	(1,990)	(1,371)
Net cash for financing activities	(352,434)	(6,086)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,692)	26
CASH AND CASH EQUIVALENTS
Net increase for the period	227,261	185,925
Balance, beginning of period	61,119	376,736
Balance, end of period	$288,380	$562,661
SUPPLEMENTAL INFORMATION
Net cash payments for interest expense	$85,967	$102,682
Interest capitalized	2,132	1,457
Net cash (refunds) payments for income taxes	(55,117)	5,578
Capital expenditures in accounts payable	12,016	6,560
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

All of our properties opened for the 2022 operating season without restrictions as planned. We currently anticipate maintaining full park operating calendars for the remainder of the 2022 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions.

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

New Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. We do not expect the standard to have a material effect on the unaudited condensed consolidated financial statements and related disclosures.

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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The nine month results are not comparable due to the effects of the COVID-19 pandemic.

	Three months ended		Nine months ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
In-park revenues	$770,428	$692,013	$1,322,950	$882,679
Out-of-park revenues	97,302	83,074	173,416	134,054
Concessionaire remittance	(24,667)	(21,683)	(44,977)	(29,450)
Net revenues	$843,063	$753,404	$1,451,389	$987,283
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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. All 2020 and 2021 season-long product revenue had been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021. The extension for the 2020 and 2021 season-long products at Knott's Berry Farm concluded and all related revenue had been recognized by the end of the second quarter of 2022. Canada's Wonderland extended its 2020 and 2021 season-long products through September 5, 2022. All Canada's Wonderland 2020 and 2021 season-long product revenue had been recognized by the end of the third quarter of 2022. In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Of the $187.6 million of current deferred revenue recorded as of January 1, 2022, 91% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards, advanced resort reservations, marina deposits and other deferred revenue. Approximately $156 million of the current deferred revenue balance as of January 1, 2022 was recognized during the nine months ended September 25, 2022.

Most deferred revenue is classified as current within the balance sheet. However, a portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current within "Other Liabilities" in the unaudited condensed consolidated balance sheets. As of September 25, 2022 and September 26, 2021, $8.5 million and $13.9 million of the total non-current deferred revenue balance, respectively, represented redemptions expected to occur and be recognized outside of the twelve months following the end of each period. As of September 25, 2022 and September 26, 2021, we had recorded $16.8 million and $24.0 million of total non-current deferred revenue, respectively, which largely represented the non-current portion of season-long products purchased for the subsequent operating season and prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of September 25, 2022, December 31, 2021 and September 26, 2021, we recorded a $19.7 million, $5.7 million and $14.4 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

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

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of assets" in the unaudited condensed consolidated statement of operations and comprehensive income during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term, see below. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we also tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach. We concluded no other indicators of impairment existed during the first nine months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Under the lease contract entered into in connection with selling the land at California's Great America, we can continue to operate the park during a six-year term and have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. The annual base rent under the lease initially is $12.2 million and will increase by 2.5% each year. Upon termination of the lease, we will close existing park operations and remove the rides and attractions from the land. During the third quarter of 2022, we recognized an $82.8 million right-of-use asset and lease liability for the lease, which included $12.8 million of estimated costs to dismantle and remove rides and attractions upon termination of the lease. The discount rate used to determine the present value of the future lease payments was our incremental borrowing rate.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment charges. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027.

We concluded no other indicators of impairment existed during the first nine months of 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Changes in the carrying value of goodwill for the nine months ended September 25, 2022 and September 26, 2021 were:

(In thousands)	Goodwill
Balance as of December 31, 2021	$267,232
Foreign currency translation	(4,138)
Balance as of September 25, 2022	$263,094

Balance as of December 31, 2020	$266,961
Foreign currency translation	255
Balance as of September 26, 2021	$267,216

As of September 25, 2022, December 31, 2021, and September 26, 2021, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 25, 2022
Other intangible assets:
Trade names	$48,594	$(38)	$48,556
License / franchise agreements	4,293	(3,870)	423
Total other intangible assets	$52,887	$(3,908)	$48,979

December 31, 2021
Other intangible assets:
Trade names	$49,515	$—	$49,515
License / franchise agreements	4,262	(3,783)	479
Total other intangible assets	$53,777	$(3,783)	$49,994

September 26, 2021
Other intangible assets:
Trade names	$49,511	$—	$49,511
License / franchise agreements	4,262	(3,646)	616
Total other intangible assets	$53,773	$(3,646)	$50,127

(6) Long-Term Debt:
Long-term debt as of September 25, 2022, December 31, 2021, and September 26, 2021 consisted of the following:

(In thousands)	September 25, 2022	December 31, 2021	September 26, 2021

U.S. term loan averaging 2.56% YTD 2022, 1.85% in 2021; 1.86% YTD 2021 (1)	$—	$264,250	$264,250
Notes
2024 U.S. fixed rate senior unsecured notes at 5.375%	—	—	450,000
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,300,000	2,564,250	3,014,250
Less current portion	—	—	—
	2,300,000	2,564,250	3,014,250
Less debt issuance costs and original issue discount	(34,510)	(45,314)	(50,207)
	$2,265,490	$2,518,936	$2,964,043
(1)     The average interest rates do not reflect the effect of interest rate swap agreements (see Note 7). The 2022 year-to-date interest rate reflects borrowings prior to full repayment of the term loan facility during the third quarter of 2022.

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured revolving credit facility and which included a senior secured term loan facility. We made the remaining $264.3 million of principal payments on the senior secured term loan facility during 2022, and the term loan facility was repaid in full with final payments that we made during the third quarter of 2022. As a result, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022, inclusive of the write-off of debt issuance costs and original issue discount. Prior to repayment, the term loan facility was scheduled to mature on April 15, 2024 and bore interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps).

As of September 25, 2022, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, is collateralized by substantially all of the assets of the Partnership and matures in December 2023. In April 2022, $75 million of the senior secured revolving credit facility capacity under the 2017 Credit Agreement matured, and the outstanding borrowings were repaid. While such $75 million of senior secured revolving credit facility capacity was available, borrowings under this portion of the revolver capacity bore interest at LIBOR plus 300 bps or CDOR plus 200 bps, and the unused portion of this revolving credit facility capacity required the payment of a 37.5 bps commitment fee per annum. The maximum outstanding revolving credit facility balance during the first nine months of 2022 was $185.0 million, and there were no amounts outstanding under the revolving credit facility as of September 25, 2022. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, we had $280.1 million of availability under our revolving credit facility as of September 25, 2022.

Notes
In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees are secured by first-priority liens on the issuers' and the guarantors' assets that secure all the obligations under our credit facilities. The net proceeds from the offering of the 2025 senior notes were used to repay $463.3 million of our then-outstanding senior secured term loan facility. The remaining amount was for general corporate and working capital purposes, including fees and expenses related to the transaction. The 2025 senior notes pay interest semi-annually in May and November, with the principal due in full on May 1, 2025. The 2025 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during the nine months ended September 25, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of September 25, 2022.

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

As of December 31, 2021 and September 26, 2021, we had four interest rate swap agreements with a notional value of $500 million that converted one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This resulted in a 4.63% fixed interest rate for borrowings under our then-outstanding senior secured term loan facility after the impact of interest rate swap agreements. None of the interest rate swap agreements were designated as hedging instruments. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility, resulting in a $5.3 million cash receipt, net of fees. The fair value of our swap portfolio, including the location within the unaudited condensed consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	September 25, 2022	December 31, 2021	September 26, 2021
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Derivative Liability	$—	$(20,086)	$(28,504)
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 25, 2022, December 31, 2021, and September 26, 2021 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 25, 2022		December 31, 2021		September 26, 2021
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$279	$279	$478	$478	$561	$561
Interest rate swaps	Derivative Liability	Level 2	—	—	$(20,086)	$(20,086)	$(28,504)	$(28,504)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	—	—	$(264,250)	$(257,644)	$(264,250)	$(258,965)
2024 senior notes	Long-Term Debt (1)	Level 1	—	—	—	—	$(450,000)	$(454,500)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(975,000)	$(1,000,000)	$(1,035,000)	$(1,000,000)	$(1,040,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(460,000)	$(500,000)	$(513,750)	$(500,000)	$(514,375)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(283,500)	$(300,000)	$(319,125)	$(300,000)	$(322,500)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(441,250)	$(500,000)	$(513,750)	$(500,000)	$(512,500)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $34.5 million, $45.3 million and $50.2 million as of September 25, 2022, December 31, 2021 and September 26, 2021, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 25, 2022, December 31, 2021 or September 26, 2021.

(9) Income (Loss) per Unit:
Net income (loss) per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Nine months ended
(In thousands, except per unit amounts)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Basic weighted average units outstanding	56,384	56,628	56,606	56,601
Effect of dilutive units:
Deferred units	57	46	57	—
Performance units	—	92	29	—
Restricted units	343	217	340	—
Unit options	12	26	23	—
Diluted weighted average units outstanding	56,796	57,009	57,055	56,601
Net income (loss) per unit - basic	$5.91	$2.61	$5.22	$(0.38)
Net income (loss) per unit - diluted	$5.86	$2.60	$5.18	$(0.38)
There were approximately 0.7 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the nine month period ended September 26, 2021, as their effect would have been anti-dilutive due to the net loss in the period.

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

Additional benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. The current portion was recorded in "Accrued salaries, wages and benefits" and the non-current portion as of September 26, 2021 was recorded in "Other Liabilities" within the unaudited condensed consolidated balance sheet.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

(11) Partners' Equity:
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. The unit repurchase program is subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we may repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase program. The unit repurchase program does not obligate the Partnership to repurchase any minimum dollar amount or specific number of units, and the program may be modified, suspended, or discontinued at any time.

There were 1.5 million limited partnership units repurchased during the three and nine months ended September 25, 2022 at an average price of $43.30 per limited partner unit for an aggregate amount of $66.0 million. There was $184.0 million of remaining availability under the repurchase program as of September 25, 2022. There were no unit repurchases in 2021.

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

All of our properties opened for the 2022 operating season without restrictions as planned. We currently anticipate maintaining full park operating calendars for the remainder of the 2022 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors outside of our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.

Critical Accounting Policies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Beyond estimates in the normal course of business, management has also made significant estimates and assumptions related to the COVID-19 pandemic to estimate the impact on our business, including financial results in the near and long-term. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the third quarter of 2022, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations:
We believe the following are key operational measures in our managerial and operational reporting. They are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance, measuring demand, pricing and consumer behavior:
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

Nine months ended September 25, 2022 vs. Nine months ended September 26, 2021
Due to the effects of the COVID-19 pandemic, the results for the nine months ended September 25, 2022 were not directly comparable with the results for the nine months ended September 26, 2021. The current nine-month period included 1,926 operating days compared with 1,381 operating days for the nine-month period ended September 26, 2021. In the prior period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except our Canadian property, Canada's Wonderland, which opened in July 2021. Upon opening in 2021, park operating calendars were reduced, guest reservations were required and some operating restrictions were in place. We removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout the third quarter of 2021. We adjusted our 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September. The 2021 period also included the results from limited out-of-park attractions prior to the May 2021 opening of our parks. Limited out-of-park attractions included some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021.

The following table presents key financial information for the nine months ended September 25, 2022 and September 26, 2021:

	Nine months ended		Increase (Decrease)
	September 25, 2022	September 26, 2021	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,451,389	$987,283	$464,106	47.0%
Operating costs and expenses	1,003,317	749,242	254,075	33.9%
Depreciation and amortization	126,441	112,906	13,535	12.0%
Loss on impairment / retirement of fixed assets, net	6,379	5,873	506	N/M
Gain on sale of assets	(155,251)	(2)	(155,249)	N/M
Operating income	$470,503	$119,264	$351,239	294.5%

Other Data:
Attendance	21,603	14,178	7,425	52.4%
In-park per capita spending	$61.24	62.26	$(1.02)	(1.6)%
Out-of-park revenues	$173,416	$134,054	$39,362	29.4%
Operating days	1,926	1,381	545	39.5%

N/M        Not meaningful due to the nature of the expense line-item.
For the nine months ended September 25, 2022, net revenues totaled $1.5 billion compared with $987.3 million for the nine months ended September 26, 2021. The increase in net revenues was attributable to a 545 operating day increase in the current period resulting in a 7.4 million-visit increase in attendance and a $39.4 million increase in out-of-park revenues. In-park per capita spending for the nine months ended September 25, 2022 decreased 1.6% to $61.24, which was largely due to lower levels of guest spending in extra-charge products driven by lower sales volume. While the majority of the increase in out-of-park revenues was attributable to the 545 operating day increase in the current period, out-of-park revenues also increased due to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations, offset somewhat by the prior period culinary festival at Knott's Berry Farm. The increase in net revenues included a $3.9 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the nine months ended September 25, 2022 increased to $1.0 billion from $749.2 million for the nine months ended September 26, 2021. This was the result of a $47.6 million increase in cost of goods sold, a $180.2 million increase in operating expenses and a $26.3 million increase in SG&A expense, all of which were largely the result of the 545 operating day increase in the current period. The majority of the $180.2 million increase in operating expenses was attributable to the increase in operating days. Additionally, the increase in operating expenses was due to an increase in full-time wages primarily related to a planned increase in head count at select parks, an increase in the maintenance labor rate, and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The increase in operating costs and expenses included a $1.8 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the nine months ended September 25, 2022 increased $13.5 million compared with the nine months ended September 26, 2021 due primarily to recent capital expenditures and the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for the nine months ended September 25, 2022 totaled $470.5 million compared with $119.3 million for the nine months ended September 26, 2021.

Interest expense for the nine months ended September 25, 2022 decreased $21.0 million primarily due to the redemption of the 2024 senior notes in December 2021. The net effect of our swaps resulted in a benefit to earnings of $25.6 million for the nine months ended September 25, 2022 compared with a $10.6 million benefit to earnings for the nine months ended September 26, 2021. The difference was attributable to the change in fair value of our swap portfolio. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility resulting in a $5.3 million cash receipt, net of fees. In addition, we recognized a $1.8 million loss on early debt extinguishment upon full repayment of our senior secured term debt facility during the third quarter of 2022. During the current period, we also recognized a $24.2 million net charge to earnings for foreign currency gains and losses compared with a $1.7 million net benefit for the nine months ended September 26, 2021. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the nine months ended September 25, 2022, a provision for taxes of $61.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $16.9 million for the nine months ended September 26, 2021. The increase in provision for taxes was primarily attributable to higher pretax income from our taxable subsidiaries in the current period.

After the items above, net income for the nine months ended September 25, 2022 totaled $295.3 million, or $5.18 per diluted limited partner unit, compared with a net loss of $21.3 million, or $0.38 per diluted limited partner unit, for the nine months ended September 26, 2021.

Nine months ended September 25, 2022 vs. Nine months ended September 29, 2019
As described above, the results for the nine months ended September 25, 2022 were not directly comparable with the results for the nine months ended September 26, 2021 due to the effects of the COVID-19 pandemic. Therefore, we included a comparison of our current period results with the nine months ended September 29, 2019. While the 2019 results are more comparable to our 2022 results, the 2022 results are also not directly comparable with the 2019 results due to the acquisition of Schlitterbahn Waterpark and Resort New Braunfels and Schlitterbahn Waterpark Galveston ("Schlitterbahn parks") on July 1, 2019. The current nine-month period included 1,926 operating days compared with a total of 1,862 operating days for the nine-month period ended September 29, 2019. There were 98 incremental operating days at the Schlitterbahn parks in the current period compared with the corresponding 2019 period. Excluding the Schlitterbahn parks, operating days for the nine months ended September 25, 2022 decreased 34 operating days compared with the nine months ended September 29, 2019 due to a planned reduction of early-season operating days at some of our properties in the current period.

The following table presents key financial information for the nine months ended September 25, 2022 and September 29, 2019:

	Nine months ended		Increase (Decrease)
	September 25, 2022	September 29, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,451,389	$1,217,679	$233,710	19.2%
Operating costs and expenses	1,003,317	784,060	219,257	28.0%
Depreciation and amortization	126,441	137,828	(11,387)	(8.3)%
Loss on impairment / retirement of fixed assets, net	6,379	3,781	2,598	N/M
Gain on sale of assets	(155,251)	(617)	(154,634)	N/M
Operating income	$470,503	$292,627	$177,876	60.8%

Other Data:
Attendance	21,603	22,864	(1,261)	(5.5)%
In-park per capita spending (1)	$61.24	$48.73	$12.51	25.7%
Out-of-park revenues (1)	$173,416	$140,452	$32,964	23.5%
Operating days	1,926	1,862	64	3.4%

N/M        Not meaningful due to the nature of the expense line-item.
(1)    Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $1.1 billion and $37.0 million, respectively, for the nine months ended September 29, 2019.
For the nine months ended September 25, 2022, net revenues totaled $1.5 billion compared with $1.2 billion for the nine months ended September 29, 2019. The increase in net revenues reflected the impact of a 26% increase in in-park per capita spending to $61.24, and a 23%, or $33.0 million, increase in out-of-park revenues. These increases were offset by the impact of a 6%, or 1.3 million-visit decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge spending. The increase in food and beverage and extra-charge spending was driven by both increased pricing and increased sales volume. The increase in out-of-park revenues was attributable to increased online transaction fees charged to customers, higher revenues at our Cedar Point resort properties, higher sales at Knott's Berry Farm's Marketplace, as well as revenues from the Resort at Schlitterbahn New Braunfels which was acquired in July 2019. The decline in attendance was driven by an expected slower recovery in group sales attendance, the planned reduction of low-value ticket programs, and an overall decline in single-day attendance. The increase in net revenues included a $3.6 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the nine months ended September 25, 2022 increased $219.3 million compared with the nine months ended September 29, 2019. This was the result of a $27.1 million increase in cost of goods sold, a $172.1 million increase in operating expenses and a $20.0 million increase in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue increased 0.8%. The increase in operating expenses was attributable to a significant increase in seasonal labor rate, higher full-time wages primarily related to a planned increase in head count at select parks, higher related employee benefits, the inclusion of the results of the Schlitterbahn parks, and higher costs for supplies. The increase in SG&A expense was largely due to an increase in full-time wages, including an increase in accrued bonus and equity-based compensation plan expenses, as well as an increase in transaction fees and IT-related costs. These increases in SG&A expense were offset by a decline in advertising costs driven by a more efficient marketing program. The increase in operating costs and expenses included a $2.0 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the nine months ended September 25, 2022 decreased $11.4 million compared with the nine months ended September 29, 2019 due primarily to the prior period change in estimated useful life of a long-lived asset at Kings Dominion, as well as the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition. The loss on impairment / retirement of fixed assets for the nine months ended September 25, 2022 and September 29, 2019 included retirements of assets in the normal course of business.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for the nine months ended September 25, 2022 totaled $470.5 million compared with $292.6 million for the nine months ended September 29, 2019.

Interest expense for the nine months ended September 25, 2022 increased $43.6 million compared with the nine months ended September 29, 2019 due to interest incurred on the 2025 senior notes, 2028 senior notes and 2029 senior notes offset in part by the impact of the redemption of the 2024 senior notes in December 2021 and the prepayment of term debt in 2020. The 2025 senior notes and the 2028 senior notes were issued in 2020 to supplement liquidity in response to the impacts of the COVID-19 pandemic, and the 2029 senior notes were issued at the end of the second quarter of 2019 in coordination with the acquisition of the Schlitterbahn parks. The net effect of our swaps resulted in a benefit to earnings of $25.6 million for the nine months ended September 25, 2022 compared with a $21.1 million charge to earnings for the nine months ended September 29, 2019. The difference was attributable to the change in fair value of our swap portfolio. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility resulting in a $5.3 million cash receipt, net of fees. In addition, we recognized a $1.8 million loss on early debt extinguishment upon full repayment of our senior secured term debt facility during the third quarter of 2022. During the current period, we also recognized a $24.2 million net charge to earnings for foreign currency gains and losses compared with a $12.5 million net benefit for the nine months ended September 29, 2019. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the nine months ended September 25, 2022, a provision for taxes of $61.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $43.5 million for the nine months ended September 29, 2019. The increase in provision for taxes was primarily attributable to an increase in pretax income from our taxable subsidiaries.

After the items above, net income for the nine months ended September 25, 2022 totaled $295.3 million, or $5.18 per diluted limited partner unit, compared with $169.6 million, or $2.98 per diluted limited partner unit, for the nine months ended September 29, 2019.

Three months ended September 25, 2022 vs. Three months ended September 26, 2021
The current three-month period included 1,088 operating days compared with 988 operating days for the three-month period ended September 26, 2021. There were negative effects of the COVID-19 pandemic in the prior period. All of our properties were open during the third quarter of 2021, and we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. However, operating restrictions remained in place at our Canadian property throughout the third quarter of 2021. We also adjusted our third quarter 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September.

The following table presents key financial information for the three months ended September 25, 2022 and September 26, 2021:

	Three months ended		Increase (Decrease)
	September 25, 2022	September 26, 2021	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$843,063	$753,404	$89,659	11.9%
Operating costs and expenses	484,673	423,791	60,882	14.4%
Depreciation and amortization	67,805	77,461	(9,656)	(12.5)%
Loss on impairment / retirement of fixed assets, net	3,632	2,397	1,235	N/M
Gain on sale of assets	(155,251)	—	(155,251)	N/M
Operating income	$442,204	$249,755	$192,449	77.1%

Other Data:
Attendance	12,304	10,769	1,535	14.3%
In-park per capita spending	$62.62	64.26	$(1.64)	(2.6)%
Out-of-park revenues	$97,302	$83,074	$14,228	17.1%
Operating days	1,088	988	100	10.1%

N/M        Not meaningful due to the nature of the expense line-item.
For the three months ended September 25, 2022, net revenues totaled $843.1 million compared with $753.4 million for the three months ended September 26, 2021. The increase in net revenues was attributable to prior period operating restrictions at Canada's Wonderland and a 100 operating day increase in the current period resulting in a 1.5 million-visit increase in attendance. In-park per capita spending for the three months ended September 25, 2022 decreased 2.6% to $62.62, which was largely due to lower levels of guest spending in extra-charge products attributable to lower sales volume and guest spending in admissions driven by a higher season pass mix. Out-of-park revenues increased $14.2 million mostly due to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations. The increase in net revenues included a $3.2 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended September 25, 2022 increased to $484.7 million from $423.8 million for the three months ended September 26, 2021. This was the result of a $13.6 million increase in cost of goods sold, a $50.0 million increase in operating expenses and a $2.7 million decrease in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue increased 1.5%. The majority of the increase in operating expenses was the result of prior period operating restrictions and the 100 operating day increase in the current period. Additionally, the increase in operating expenses was due to an increase in full-time wages primarily related to a planned increase in head count at select parks, an increase in the maintenance labor rate, and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The decrease in SG&A expense was attributable to a decrease in accrued bonus compensation plan expense driven by company performance expectations offset by an increase in transaction fees driven by higher online sales. The increase in operating costs and expenses included a $1.2 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended September 25, 2022 decreased $9.7 million compared with the three months ended September 26, 2021 due to a lower percentage of total planned operating days in the third quarter of 2022 compared with the percentage of total planned operating days in the third quarter of 2021, somewhat offset by the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. We recognize depreciation expense over planned operating days for the majority of our assets. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for the three months ended September 25, 2022 totaled $442.2 million compared with $249.8 million for the three months ended September 26, 2021.

Interest expense for the three months ended September 25, 2022 decreased $9.2 million primarily due to the redemption of the 2024 senior notes in December 2021. The net effect of our swaps resulted in a benefit to earnings of $3.7 million for the three months ended September 25, 2022 compared with a $3.2 million benefit to earnings for the three months ended September 26, 2021. The difference was attributable to the change in fair value of our swap portfolio. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility resulting in a $5.3 million cash receipt, net of fees. In addition, we recognized a $1.8 million loss on early debt extinguishment upon full repayment of our senior secured term debt facility during the third quarter of 2022. During the current period, we also recognized a $14.4 million net charge to earnings for foreign currency gains and losses compared with a $15.2 million net charge for the three months ended September 26, 2021. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the three months ended September 25, 2022, a provision for taxes of $61.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $43.8 million for the three months ended September 26, 2021. The increase in provision for taxes was primarily attributable to an increase in pretax income from our taxable subsidiaries in the current period.

After the items above, net income for the three months ended September 25, 2022 totaled $333.1 million, or $5.86 per diluted limited partner unit, compared with $148.0 million, or $2.60 per diluted limited partner unit, for the three months ended September 26, 2021.

Three months ended September 25, 2022 vs. Three months ended September 29, 2019
Due to continued effects of the COVID-19 pandemic on the 2021 period, we also included a comparison of our current period results with the three months ended September 29, 2019. The current three-month period included 1,088 operating days compared with a total of 1,035 operating days for the three period ended September 29, 2019. The 53 operating day increase was attributable to a four day calendar shift from 2019 to 2022.

The following table presents key financial information for the three months ended September 25, 2022 and September 29, 2019:

	Three months ended		Increase (Decrease)
	September 25, 2022	September 29, 2019	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$843,063	$714,512	$128,551	18.0%
Operating costs and expenses	484,673	369,180	115,493	31.3%
Depreciation and amortization	67,805	68,335	(530)	(0.8)%
Loss on impairment / retirement of fixed assets, net	3,632	1,675	1,957	N/M
Gain on sale of assets	(155,251)	—	(155,251)	N/M
Operating income	$442,204	$275,322	$166,882	60.6%

Other Data:
Attendance	12,304	13,189	(885)	(6.7)%
In-park per capita spending (1)	$62.62	$49.94	$12.68	25.4%
Out-of-park revenues (1)	$97,302	$76,347	$20,955	27.4%
Operating days	1,088	1,035	53	5.1%

N/M        Not meaningful due to the nature of the expense line-item.
(1)    Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $658.6 million and $20.5 million, respectively, for the three months ended September 29, 2019.
For the three months ended September 25, 2022, net revenues totaled $843.1 million compared with $714.5 million for the three months ended September 29, 2019. The increase in net revenues reflected the impact of a 25% increase in in-park per capita spending to $62.62, and a 27%, or $21.0 million, increase in out-of-park revenues. These increases were offset by the impact of a 7%, or 0.9 million-visit decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge spending. The increase in food and beverage and extra-charge spending was driven by both increased pricing and increased sales volume. The increase in out-of-park revenues was largely attributable to increased revenues at our Cedar Point resort properties and increased online transaction fees charged to customers. The decline in attendance was driven by an expected slower recovery in group sales attendance, the planned reduction of low-value ticket programs, and an overall decline in single-day attendance. The increase in net revenues included a $1.8 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended September 25, 2022 increased $115.5 million compared with the three months ended September 29, 2019. This was the result of a $14.6 million increase in cost of goods sold, a $95.8 million increase in operating expenses and a $5.1 million increase in SG&A expense. Cost of goods sold as a percentage of food, merchandise and games revenue increased 0.7%. The increase in operating expenses was largely attributable to a significant increase in seasonal labor rate, higher full-time wages primarily related to a planned increase in head count at select parks, higher costs for supplies, and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The increase in SG&A expense was primarily due to an increase in transaction fees, an increase in full-time wages, including an increase in accrued bonus compensation plan expense, as well as an increase in IT-related costs. These increases in SG&A expense were offset by a decline in advertising costs driven by a more efficient marketing program. The increase in operating costs and expenses included a $0.6 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended September 25, 2022 did not fluctuate materially compared to the three months ended September 29, 2019. The loss on impairment / retirement of fixed assets for the three months ended September 25, 2022 and September 29, 2019 included retirements of assets in the normal course of business.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for the three months ended September 25, 2022 totaled $442.2 million compared with $275.3 million for the three months ended September 29, 2019.

Interest expense for the three months ended September 25, 2022 increased $9.1 million compared with the three months ended September 29, 2019 due to interest incurred on the 2025 senior notes and 2028 senior notes offset in part by the impact of the redemption of the 2024 senior notes in December 2021 and the prepayment of term debt in 2020. The 2025 senior notes and the 2028 senior notes were issued to supplement liquidity in response to the impacts of the COVID-19 pandemic. The net effect of our swaps resulted in a benefit to earnings of $3.7 million for the three months ended September 25, 2022 compared with a $3.9 million charge to earnings for the three months ended September 29, 2019. The difference was attributable to the change in fair value of our swap portfolio. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility resulting in a $5.3 million cash receipt, net of fees. In addition, we recognized a $1.8 million loss on early debt extinguishment upon full repayment of our senior secured term debt facility during the third quarter of 2022. During the current period, we also recognized a $14.4 million net charge to earnings for foreign currency gains and losses compared with a $5.6 million net charge for the three months ended September 29, 2019. The amounts primarily represented the remeasurement of U.S. dollar denominated debt to the Canadian entity's functional currency.

During the three months ended September 25, 2022, a provision for taxes of $61.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $48.8 million for the three months ended September 29, 2019. The increase in provision for taxes was attributable to an increase in pretax income from our taxable subsidiaries.

After the items above, net income for the three months ended September 25, 2022 totaled $333.1 million, or $5.86 per diluted limited partner unit, compared with $190.0 million, or $3.34 per diluted limited partner unit, for the three months ended September 29, 2019.

October Update
Due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021. Therefore, we compared the results for the ten months ended October 30, 2022 to the ten months ended November 3, 2019. For the ten months ended October 30, 2022, preliminary net revenues totaled approximately $1.68 billion and increased 22%, or $306 million, compared with the ten months ended November 3, 2019. Based on preliminary results for the ten months ended October 30, 2022, attendance totaled 24.9 million visits, down 4% or 0.9 million visits from 2019, in-park per capita spending was $61.72, up 27% from 2019, and out-of-park revenues totaled $195 million, up 26% or $40 million from 2019. Operating days for the ten month periods in 2022 and 2019 totaled 2,103 operating days and 2,028 operating days, respectively. Excluding the Schlitterbahn parks, there were 13 fewer operating days in the current period due to a planned reduction of early-season operating days at some of our properties.

Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. Preliminary in-park revenues and concessionaire remittance totaled approximately $1.53 billion and $50 million, respectively, for the ten months ended October 30, 2022. In the comparable period, in-park revenues and concessionaire remittance totaled approximately $1.26 billion and $40 million, respectively, for the ten months ended November 3, 2019.

Adjusted EBITDA
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current and prior credit agreements. Management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. This measure is provided as a supplemental measure of our operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three- and nine-month periods ended September 25, 2022, September 26, 2021 and September 29, 2019. Due to the effects of the COVID-19 pandemic on our 2021 results, we included comparisons to 2019 in addition to comparisons to 2021.

	Three months ended			Nine months ended
(In thousands)	September 25, 2022	September 26, 2021	September 29, 2019	September 25, 2022	September 26, 2021	September 29, 2019
Net income (loss)	$333,050	$147,987	$189,955	$295,313	$(21,299)	$169,580
Interest expense	37,049	46,270	27,967	115,386	136,371	71,814
Interest income	(1,562)	(35)	(807)	(2,113)	(66)	(1,121)
Provision for taxes	61,151	43,764	48,815	61,374	16,859	43,506
Depreciation and amortization	67,805	77,461	68,335	126,441	112,906	137,828
EBITDA	497,493	315,447	334,265	596,401	244,771	421,607
Loss on early debt extinguishment	1,810	—	—	1,810	4	—
Net effect of swaps	(3,700)	(3,186)	3,910	(25,641)	(10,582)	21,068
Non-cash foreign currency loss (gain)	14,369	15,157	5,617	24,217	(1,665)	(12,528)
Non-cash equity compensation expense	3,204	2,903	2,930	15,087	11,910	8,760
Loss on impairment / retirement of fixed assets, net	3,632	2,397	1,675	6,379	5,873	3,781
Gain on sale of assets	(155,251)	—	—	(155,251)	(2)	(617)
Acquisition-related costs	—	—	6,292	—	—	7,238
Other (1)	428	650	499	1,120	1,157	782
Adjusted EBITDA	$361,985	$333,368	$355,188	$464,122	$251,466	$450,091
(1)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance expenses. This balance also includes unrealized gains and losses on short-term investments.

For the three months ended September 25, 2022, Adjusted EBITDA increased $28.6 million compared with the three months ended September 26, 2021. The increase was primarily due to prior period operating restrictions, a 100 operating day increase in the current period, and the related improvement in attendance offset somewhat by an increase in expenses incurred, particularly for labor and cost of goods sold. As compared with the three months ended September 29, 2019, Adjusted EBITDA increased $6.8 million for the three months ended September 25, 2022. This increase was due to higher net revenues in the current period attributable to higher in-park per capita spending and increased out-of-park revenues, which were somewhat offset by increased costs in the current period, particularly labor costs.

For the nine months ended September 25, 2022, Adjusted EBITDA increased $212.7 million compared with the nine months ended September 26, 2021. The increase was primarily due to a 545 operating day increase in the current period and the related improvement in attendance and out-of-park revenues offset somewhat by an increase in expenses incurred, particularly for labor and cost of goods sold. As compared with the nine months ended September 29, 2019, Adjusted EBITDA increased $14.0 million for the nine months ended September 25, 2022. This increase in Adjusted EBITDA was due to higher net revenues in the current period attributable to higher in-park per capita spending, increased out-of-park revenues and the inclusion of the Schlitterbahn parks, which were somewhat offset by increased costs in the current period, particularly labor costs.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we typically fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are typically reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, partnership distributions, capital expenditures, interest payments, income tax obligations, and recently, limited partnership unit repurchases.

We have funded and expect to fund our remaining 2022 liquidity needs with cash from operating activities and borrowings from our revolving credit facility. As of September 25, 2022, we had cash on hand of $288.4 million and $280.1 million of availability under our revolving credit facility. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the fourth quarter of 2023. Due to limited open operations in early 2021 and in response to the negative effects of the COVID-19 pandemic, our first quarter 2021 liquidity needs were funded from cash on hand from senior notes issued in 2020. We began generating positive cash flows from operations during the second quarter of 2021.

Management has been focused on driving profitable and sustainable growth in the business, reducing the Partnership's outstanding debt, reinstating the quarterly partnership distribution, and accelerating the return of capital to our unitholders.

–We expect to invest between $170 million and $180 million in total capital expenditures for the 2022 operating season, which includes the completion of two resort renovation projects, investments to expand our park offerings and develop new revenue centers, and technology enhancements, such as cashless parks, touch-free transactions and labor management tools.
–On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, see Note 4.
–We have made progress towards our goal of reducing our outstanding debt. In December 2021, we redeemed $450 million of 5.375% senior unsecured notes due 2024 ("2024 senior notes"). In addition, we repaid the remaining outstanding principal amount on our senior secured term loan facility in 2022 ($264.3 million), completing the full repayment of the term loan during the third quarter of 2022.
–We paid our first partnership distribution since March 2020 of $0.30 per limited partner unit, which was paid on September 15, 2022. On November 2, 2022, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on December 15, 2022 to unitholders of record on December 1, 2022.
–Lastly, on August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million, see Note 11. There were 1.5 million limited partnership units repurchased during the nine months ended September 25, 2022 at an average price of $43.30 per limited partner unit for an aggregate amount of $66.0 million. There was $184.0 million of remaining availability under the repurchase program as of September 25, 2022. Through October 31, 2022, there were 2.8 million limited partnership units repurchased for an aggregate amount of $115.5 million.

We anticipate between $145 million and $150 million in annual cash interest for 2022 of which 75% of the payments occur in the second and fourth quarters. In the second quarter of 2022, we received $77.1 million in tax refunds attributable to the tax year 2020 net operating loss being carried back to prior years in the United States. We received $11.1 million in tax refunds attributable to net operating losses being carried back to prior years in Canada during the first quarter of 2022. In 2022, we anticipate cash payments for income taxes to range from $40 million to $50 million, exclusive of these tax refunds.

As of September 25, 2022, deferred revenue totaled $187.7 million, including non-current deferred revenue. This represented a decrease of $22.8 million compared with total deferred revenue as of September 26, 2021. The decrease in total deferred revenue was largely attributable to approximately $30 million of 2020 and 2021 season-long product extensions at Knott's Berry Farm and Canada's Wonderland in 2021 into the 2022 operating season. Excluding the prior period deferred revenue associated with product extensions, deferred revenue increased 4% as of September 25, 2022 compared with deferred revenue as of September 26, 2021. Virtually all 2022 season-long products will be recognized by December 31, 2022.
Operating Activities
Net cash from operating activities for the first nine months of 2022 totaled $412.4 million, an increase of $182.3 million compared with the same period in the prior year. The increase in net cash from operating activities was primarily attributable to the delayed opening of our parks in the prior period to May 2021 resulting in less cash generated in the first nine months of 2021.
Investing Activities
Net cash from investing activities for the first nine months of 2022 totaled $172.0 million compared with $38.1 million of net cash for investing activities in the same period in the prior year. The variance in net cash from (for) investing activities was due to the current period sale of the land at California's Great America and the prior period planned reduction in capital spending to retain liquidity following the impacts of the COVID-19 pandemic.

Financing Activities
Net cash for financing activities for the first nine months of 2022 totaled $352.4 million, an increase of $346.3 million compared with the same period in the prior year. The increase was attributable to $264.3 million of term debt payments in the current period to fully repay the remaining outstanding balance on our term debt facility, as well as repurchases of limited partnership units and a $0.30 per unit partnership distribution, both of which occurred during the third quarter of 2022.
Contractual Obligations
As of September 25, 2022, our primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs and original issue discount, our long-term debt agreements consisted of the following:

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

•No borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The revolving credit facility is scheduled to mature in December 2023. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of September 25, 2022, we had $280.1 million of availability under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

On December 17, 2021, we redeemed $450 million of 5.375% senior unsecured notes, which otherwise would have matured in June 2024, at a redemption price equal to 100.896% of the principal amount plus accrued and unpaid interest. We repaid the remaining outstanding balance on our senior secured term loan facility in 2022 ($264.3 million in principal amount), completing the full repayment of the term loan during the third quarter of 2022. Subsequently, we also terminated our interest rate swap agreements.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. The 2017 Credit Agreement, as amended, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during the nine months ended September 25, 2022.

Our fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions under our fixed rate note agreements, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of September 25, 2022.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at September 25, 2022: the 2025, 2027, 2028 and 2029 senior notes. The 2024 senior notes were fully redeemed on December 17, 2021. The 2024, 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") were the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is or was a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guaranteed the 2024 senior notes included the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and was a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.1 million and $14.0 million as of September 25, 2022 and December 31, 2021, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of September 25, 2022
Current Assets	$1,323	$3,048	$102,682	$691,055	$1,341,392
Non-Current Assets	(2,259)	1,691,194	554,936	2,177,024	1,880,500
Current Liabilities	318,388	1,213,354	275,965	246,304	93,475
Non-Current Liabilities	147,708	1,188	22,369	2,136,487	169,309
Balance as of December 31, 2021
Current Assets	$517	$97,221	$96,042	$572,865	$1,187,211
Non-Current Assets	(138,126)	1,647,952	540,332	2,368,737	2,145,307
Current Liabilities	410,779	1,331,130	29,050	227,483	58,949
Non-Current Liabilities	147,021	21,274	24,043	2,385,100	97,803

Nine Months Ended September 25, 2022
Net revenues	$189,961	$419,860	$149,071	$1,765,862	$239,359
Operating income (loss)	187,651	(76,129)	71,618	93,617	194,269
Net income	295,989	138,093	53,495	—	189,063
Twelve Months Ended December 31, 2021
Net revenues	$35,908	$363,340	$75,353	$1,449,022	$344,778
Operating income (loss)	31,808	(156,079)	12,545	136,844	124,405
Net (loss) income	(46,741)	(34,647)	1,967	—	62,586

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.6 million as of September 25, 2022 and $13.4 million as of December 31, 2021; Non-Current Assets - $2,062.7 million as of September 25, 2022 and $2,254.9 million as of December 31, 2021; and Net revenues - $18.9 million as of September 25, 2022 and $126.6 million as of December 31, 2021. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct or that our growth strategies will achieve the targeted results. Important factors, including the impacts of the COVID-19 pandemic, general economic conditions, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could adversely affect our future financial performance and our growth strategies and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

We typically manage interest rate risk using a combination of fixed-rate long-term debt, interest rate swaps that fix variable-rate long-term debt, and variable-rate borrowings under a revolving credit facility. Translation exposures with regard to our Canadian operations are not hedged.

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of September 25, 2022, all of our outstanding long-term debt represented fixed-rate debt. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $52.7 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $0.5 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $7.2 million decrease in annual operating income for the trailing twelve months ended September 25, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 25, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2022.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended September 25, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
June 27 - July 31	—	—	—	—
August 1 - August 31	750,365	$43.58	750,260	$217,300,956
September 1 - September 25	773,042	$43.02	773,042	$184,041,646
Total	1,523,407	$43.30	1,523,302	$184,041,646

(1)All repurchased units were either units repurchased pursuant to our share repurchase program described in Footnote 2, or units reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.
(2)On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. No limit was placed on the duration of the repurchase program. See Note 11 for additional information.

ITEM 6. EXHIBITS

Exhibit (10.1)
Transition and Release Agreement, dated August 7, 2022, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Craig Heckman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 10, 2022.

Exhibit (10.2)
Contract of Sale, dated June 27, 2022, entered into by and between California's Great America, LLC and Prologis, L.P. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-09444) filed on June 27, 2022.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 2, 2022	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 2, 2022	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer