Form 10-K
period 2022-12-31
CEDAR FAIR L P
filed 2023-02-17
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 24, 2022 of $42.80 per unit was approximately $2,404,874,220.
Number of Depositary Units representing limited partner interests outstanding as of February 10, 2023: 51,930,650 units

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement to be used in connection with its annual meeting of limited partner unitholders to be held in May 2023.
************
Page 1 of 59 pages

CEDAR FAIR, L.P.
2022 FORM 10-K CONTENTS

PART I

Unless the context otherwise indicates, all references to "we," "us," "our," or the "Partnership" in this Annual Report on Form 10-K refer to Cedar Fair, L.P. together with its affiliated companies.

ITEM 1. BUSINESS.

We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. We are a publicly traded Delaware limited partnership formed in 1987 and managed by Cedar Fair Management, Inc., an Ohio corporation (the "General Partner"), whose shares are held by an Ohio trust. Our parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and immersive entertainment. We generate revenue from sales of admission to our amusement parks and water parks, from purchases of food, merchandise and games both inside and outside our parks, and from the sale of accommodations and other extra-charge products.

Our parks operate seasonally except for Knott's Berry Farm, which is typically open daily on a year-round basis. Our seasonal parks are generally open daily from Memorial Day until Labor Day. Outside of daily operations, our seasonal parks are open during select weekends, including at most properties in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

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

IMPACT OF COVID-19 PANDEMIC

The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. Beginning on March 14, 2020, we closed our properties for several months in response to the spread of COVID-19 and local government mandates. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. We delayed the opening of our U.S. properties for the 2021 operating season until May 2021 and opened our Canadian property in July 2021. Upon opening in 2021, we operated with capacity restrictions, guest reservations, and other operating protocols in place. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place throughout 2021.

Each of our properties opened for the 2022 operating season as planned and without restrictions. We currently anticipate continuing to operate without restrictions for the 2023 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors beyond our knowledge or control, including any future actions taken to contain the COVID-19 pandemic and changing risk tolerances of our employees and guests regarding health matters.

DESCRIPTION OF OUR PARKS

Cedar Point
Cedar Fair's flagship park, Cedar Point, was first developed as a recreational area in 1870. Located on a peninsula in Sandusky, Ohio bordered by Lake Erie between Cleveland and Toledo, Cedar Point serves a six-state region which includes nearly all of Ohio and Michigan, western Pennsylvania and New York, northern West Virginia and Indiana, as well as southwestern Ontario, Canada. Attractive to both families and thrill-seekers, the park features 18 roller coasters, including many record-breakers, and three children's areas. Located adjacent to the park is Cedar Point Shores Water Park, a separately gated water park featuring more than 15 water rides and attractions. Cedar Point also features four hotels, three marinas, an upscale campground, and the nearby Cedar Point Sports Center which features both indoor and outdoor sports facilities. Cedar Point's four hotels include:
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

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population. The park is renowned for its seasonal events, including a spring culinary festival, Boysenberry Festival; a special holiday event, Knott's Merry Farm; and a Halloween event, Knott's Scary Farm, which has been held for nearly 50 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey. Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions. Knott's Berry Farm also features the Knott's Berry Farm Hotel, a full-service hotel located adjacent to Knott's Berry Farm featuring a pool, fitness facilities and meeting/banquet facilities.

Canada's Wonderland
Canada's Wonderland, a combination amusement and water park located near Toronto in Vaughan, Ontario, first opened in 1981 and was acquired by the Partnership in 2006. It contains numerous attractions, including 18 roller coasters, and is one of the most attended amusement parks in North America. Canada's Wonderland is in a culturally diverse metropolitan market with large populations of different ethnicities and national origins. Each year the park showcases an extensive entertainment and special event line-up which includes cultural festivals.

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

California's Great America
California's Great America, a combination amusement and water park located in Santa Clara, California, first opened in 1976 and was acquired by the Partnership in 2006. The park draws its visitors primarily from San Jose, San Francisco, Sacramento, Modesto and Monterey, among other cities in northern California. On June 27, 2022, we sold the land at California's Great America. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term, and we have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice.

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

Schlitterbahn Waterpark Galveston
Schlitterbahn Waterpark Galveston opened in 2006 and was acquired by the Partnership in 2019. The park is one of the most attended water parks in North America. The park, located in Galveston, Texas, features many water attractions including an award-winning water coaster and a one-mile long river system. Schlitterbahn Waterpark Galveston serves a market area centered in Houston, Texas, as well as the tourism population in Galveston Island, Texas, a barrier island on the Texas Gulf Coast.

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

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and immersive entertainment available. We believe that our parks feature a variety of high-quality rides and attractions, restaurants, gift shops and family atmosphere to make them highly competitive with other parks and forms of entertainment.

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

HUMAN CAPITAL

We employ approximately 4,400 full-time employees and employed approximately 48,800 seasonal and part-time employees in 2022, many of whom are high school and college students. We house some of our seasonal employees in dormitories owned by us at Cedar Point, Kings Island, Carowinds, Kings Dominion and Valleyfair, or rented by us at Dorney Park, Worlds of Fun, Schlitterbahn Waterpark New Braunfels and Schlitterbahn Waterpark Galveston. Approximately 260 of our employees are represented by labor unions. We believe we maintain good relations with our employees.

Our employee guidelines and policies are founded on our cornerstones of safety, service and cleanliness and our core values of integrity, courtesy and inclusiveness. Our highest priority continues to be the safety and well-being of our guests and employees. We continue to monitor developments of the COVID-19 pandemic, as well as federal, state and local guidelines, and update our safety protocols based on the most recent recommendations and requirements. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship, which includes a confidential hotline available to all employees. As part of our commitment to our core values, we created a diversity, equity and inclusion ("DE&I") council and provided DE&I training to our employees in 2021. In 2022, we published our first Environmental, Social and Governance ("ESG") Strategy Report to establish an enterprise-wide framework to address ESG issues. The framework includes the prioritization of five key strategic pillars: Safety, Associate Happiness, Community, Environment, and Operations and Governance. The report included the introduction of the Associate Happiness Model, focusing on DE&I, and the Cedar Fair Safety Model, focusing on the safety of our employees and guests.

We maintain training programs for new employees, including safety training specific to job responsibilities. We participate in the J-1 Visa program providing cultural and educational exchange opportunities for our associates. We also have partnered with Bowling Green State University to create the Cedar Fair Resort and Attraction Management program, a bachelor's degree program, which is housed in downtown Sandusky, Ohio in a facility jointly owned by the Partnership and a third party developer. The bachelor's degree program prepares students for management careers at Cedar Fair parks or a similar establishment. We encourage a promote-from-within policy.

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

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to our Investor Relations Office or through our website (www.ir.cedarfair.com).

We use our website www.ir.cedarfair.com as a channel of distribution of information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our news releases, SEC filings, and public conference calls and webcasts. The contents of our website, including without limitation the ESG Strategy Report referenced above, shall not be deemed to be incorporated herein by reference.

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about our Executive Officers

Name	Age	Position(s)

Richard A. Zimmerman	62	Richard Zimmerman has been President and Chief Executive Officer since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, he served as President and Chief Operating Officer from October 2016 through December 2017 and served as Chief Operating Officer from 2011 through 2016. Prior to that, he was appointed as Executive Vice President in 2010 and as Regional Vice President in 2007. He has been with Cedar Fair since 2006, when Kings Dominion was acquired. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.
Brian C. Witherow	56	Brian Witherow has served as Executive Vice President and Chief Financial Officer since 2012. Prior to that, he served as Vice President and Corporate Controller beginning in 2005. Brian has been with Cedar Fair in various other positions since 1995.
Tim V. Fisher	62	Tim Fisher joined Cedar Fair as Chief Operating Officer in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Tim served as Chief Executive Officer of Village Roadshow Theme Parks since 2009.
Brian M. Nurse	51	Brian Nurse joined Cedar Fair as Executive Vice President, Chief Legal Officer and Secretary in November 2021. Prior to joining Cedar Fair, he served as Senior Vice President, General Counsel and Secretary for World Wrestling Entertainment, Inc. ("WWE"), an integrated media and entertainment company, from September 2018 to November 2020. Prior to joining WWE, Brian served as Vice President, Associate General Counsel and Secretary at Nestle Waters North America, Inc., a former division of Nestle S.A. which is a multinational food and drink corporation, from 2012 to 2018. Prior to that, he was Senior Legal Counsel for North American beverage/soft drink brands at PepsiCo, Inc., a multinational food, snack and beverage corporation, from 2003 to 2012.
Kelley S. Ford	58	Kelley Ford has served as Executive Vice President and Chief Marketing Officer since 2012. Prior to joining Cedar Fair, she served as Senior Vice President, Marketing Planning Director for TD Bank from 2010 through 2012. Prior to joining TD Bank, Kelley served as Senior Vice President of Brand Strategy and Management at Bank of America from 2005 through 2010.
David R. Hoffman	54	Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since 2010. He served as Vice President of Corporate Tax from 2006 through 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.
Charles E. Myers	59	Charles Myers joined Cedar Fair as Senior Vice President, Creative Development in June 2019. Prior to joining Cedar Fair, he held a variety of Senior Leadership roles including Show Design, Production Management and Producing at Walt Disney Imagineering, the research and development arm of the Walt Disney Company, from 2013 to June 2019. Prior to this, he served as Senior Vice President, Licensing, Project Development & Business Development of Paramount Pictures from 2002 to 2013.

ITEM 1A. RISK FACTORS.

Risks Related to the Amusement Park Industry

Instability in economic conditions could impact our business, including our results of operations and financial condition.
Uncertain or deteriorating economic conditions, including during inflationary and recessionary periods, may adversely impact attendance figures and guest spending patterns at our parks as uncertain economic conditions affect our guests' levels of discretionary spending. Both attendance and in-park spending at our parks are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which our guests choose to attend our parks and the amount that our guests spend on our products when they visit.

Periods of inflation or economic downturn could also impact our ability to obtain supplies and services and increase our operating costs. We continue to see some inflationary effects and supply chain disruptions on our business, which may continue or worsen. In addition, the existence of unfavorable general economic conditions may also hinder the ability of those with which we do business, including vendors, concessionaires and customers, to satisfy their obligations to us. The materialization of these risks could lead to a decrease in our revenues, operating income and cash flows.

The COVID-19 pandemic has adversely impacted our business and may continue to adversely impact our business, as well as intensify certain risks we face, for an unknown length of time.
Since 2020, the COVID-19 pandemic has had a material negative impact on our business. On March 14, 2020, we closed our properties in response to federal and local recommendations and restrictions to mitigate the spread of COVID-19. We were ultimately able to resume partial operations, subject to capacity, social distancing mandates and other governmental restrictions, at 10 of our 13 properties on a staggered basis in 2020. We operated all of our properties in 2021. However, 2021 operating seasons were delayed and certain restrictions remained in place at some of our properties. Each of our properties opened for the 2022 operating season as planned and without restrictions.

Consumer behavior and preferences changed in response to the effects of the COVID-19 pandemic and may remain changed both in the short term and long term, including impacts on discretionary consumer spending due to significant economic uncertainty and changing risk tolerances of our employees and guests regarding health matters. In 2020, we experienced lower demand upon reopening our properties resulting in a material decrease in revenues generated. In 2021 and 2022, attendance improved, but we experienced lower demand at certain times and at certain properties. Future significant volatility or reductions in demand for, or interest in, our parks could materially adversely impact attendance, in-park per capita spending and revenue. In addition, we could experience damage to our brand and reputation due to actual or perceived health risks associated with our parks or the amusement park industry which could have a similar material adverse effect on attendance, in-park per capita spending and revenue. We may also continue to experience operational risks due to the COVID-19 pandemic, including limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks as a result of changing risk tolerances.

Because our amusement and water parks are the primary sources of net income and operating cash flows, any future mandated or voluntary closures or other operating restrictions would adversely impact our business and financial results. Our parks are geographically located throughout the United States and in Canada. The duration and severity of the COVID-19 pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst our largest properties.

We have not previously experienced the level of disruption caused by the COVID-19 pandemic. It is difficult for management to estimate future performance under these conditions, and the ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition cannot be reasonably predicted.

The high fixed cost structure of amusement park operations can result in significantly lower margins, profitability and cash flows if attendance levels do not meet expectations.
A large portion of our expense is relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase and may not be able to be reduced at a rate proportional with ongoing attendance levels. If cost-cutting efforts are insufficient or are impractical, we could experience a material decline in margins, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

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
Although we carry liability insurance to cover possible incidents, there can be no assurance that our coverage will be adequate to cover liabilities, that we will be able to obtain coverage at commercially reasonable rates, or that we will be able to obtain adequate coverage should a catastrophic incident occur at our parks or at other parks. Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged incident. An incident occurring at our parks or at competing parks could reduce attendance, increase insurance premiums, and negatively impact our operating results.

Unanticipated construction delays in completing capital improvement projects in our parks and resort facilities, significant ride downtime, or other unplanned park closures could adversely affect our revenues.
A principal competitive factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays could adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

There is a risk of accidents or other incidents occurring at amusement and water parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. Our amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our parks could result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at parks operated by our competitors could influence the general attitudes of amusement park patrons and adversely affect attendance at our parks. Other types of incidents such as food borne illnesses and disruptive, negative guest behavior which have either been alleged or proved to be attributable to our parks or our competitors could adversely affect attendance and revenues.

Extended disruptions to our technology platforms may adversely impact our sales and revenues.
A large portion of our sales are processed online and utilize third party technology platforms. Our increased dependence on these technology platforms may adversely impact our sales, and therefore our revenues, if key systems are disrupted for an extended period of time.

Risks Related to Our Strategy

Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including fully recovering from the effects of the COVID-19 pandemic. We grow our business through acquisitions and capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies require significant commitments of management resources and our investments may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing new projects and initiatives, or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition or results of operations.

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
Twelve of our properties are seasonal and are generally open daily from Memorial Day through Labor Day. Outside of daily operations, our seasonal properties are typically open during select weekends, including at most properties in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon our revenues.

Risks Related to Human Capital

Increased costs of labor and employee health and welfare benefits may impact our results of operations.
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, inflationary pressures, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact our operating expenses. Over the past two to three years, we experienced a meaningful increase in seasonal labor rate in order to recruit employees in a challenging labor market. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

Our business depends on our ability to meet our workforce needs.
Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations and cash flows may be adversely affected. We employ a significant workforce each season. We recruit year-round to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. There is no assurance that we will be able to recruit and hire adequate personnel as the business requires or that we will not experience material increases in the cost of securing our workforce in the future.

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
We had $2.3 billion of outstanding indebtedness as of December 31, 2022 (before reduction of debt issuance costs).

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

In addition, we may not be able to generate sufficient cash flow from operations, or be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt obligations. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, suspend partnership distributions, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt in the future will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of our existing or future debt agreements, including our credit agreement and the indentures governing our notes, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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
Our credit agreement and the indentures governing our notes contain, and any future indebtedness of ours will likely contain, a number of covenants that could impose significant financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•pay distributions on or make distributions in respect of our partnership units or make other Restricted Payments, including unit repurchases;
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

Our credit agreement includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. Following an amendment in the first quarter of 2023, this financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool.

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
In the normal course of business, we, or third parties on our behalf, collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of such data is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our parks, products and services to our guests. Furthermore, if a person could circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, which could harm our reputation and result in remedial and other costs, fines or lawsuits. Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to obtain adequate coverage should a catastrophic incident occur.

Our operations, our workforce and our ownership of property subject us to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We may also be required to incur additional costs and commit management resources to comply with proposed regulatory requirements that may become effective in the near future, including environmental, social and governance initiatives ("ESG") which continue to be a focus for investors and other stakeholders. Any ESG initiatives entered into by us may not realize their intended or projected benefits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1)	Sandusky, Ohio	835	725	110
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	680	330	350
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	175	175	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun		Kansas City, Missouri	350	250	100
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark & Resort New Braunfels		New Braunfels, Texas	90	75	15
Schlitterbahn Waterpark Galveston	(3)	Galveston, Texas	40	35	5
(1)    Cedar Point and Cedar Point Shores are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. We also own approximately 470 acres of property on the mainland near Cedar Point with approximately 110 acres undeveloped. Cedar Point's Express Hotel, Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, seasonal-employee housing complexes, Cedar Point Sports Center and Sawmill Creek Resort are located on this property.

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

(2)    We sold the land at California's Great America on June 27, 2022. Concurrently with the sale of the land, we entered into a lease contract that allows us to operate the park during a six-year term, and we have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice; see Note 11.

(3)    We lease the land at Schlitterbahn Waterpark Galveston through a long-term lease agreement. The lease is renewable in 2024 with options to renew at our discretion through 2049 and a right of first refusal clause to purchase the land.

All of our property is owned in fee simple and is encumbered by our credit agreement and the 2025 senior notes, with the exception of the land at California's Great America, the land at Schlitterbahn Waterpark Galveston, the land at the location of the Cedar Fair Resort and Attraction Management program, and portions of the six-mile public highway that serves as secondary access route to Cedar Point. We consider our properties to be well maintained, in good condition and adequate for our present uses and business requirements.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER
PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 10, 2023, there were approximately 4,600 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding our equity incentive plan, which is incorporated herein by reference.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2022.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2017.

	Base Period	Return
	2017	2018	2019	2020	2021	2022
Cedar Fair, L.P.	$100.00	$77.35	$97.04	$72.57	$92.35	$77.36
S&P 500	100.00	95.62	125.73	148.87	191.60	156.90
S&P 400	100.00	88.92	112.22	127.55	159.13	138.34
S&P Movies and Entertainment	100.00	100.61	127.49	177.32	172.96	86.08

Issuer Purchases of Equity Securities

The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended December 31, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
September 26 - October 31	1,230,943	$40.22	1,230,943	$134,529,377
November 1 - November 30	879,404	$40.74	879,404	$98,703,337
December 1 - December 31	905,837	$39.84	905,837	$62,618,601
Total	3,016,184	$40.26	3,016,184	$62,618,601

(1)All units purchased were repurchased pursuant to our unit repurchase program described in Footnote 2.

(2)On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. No limit was placed on the duration of the repurchase program; see Note 8.

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

	Years Ended December 31,
	2022		2021		2020
	(In thousands, except per capita spending, operating days and percentages)
Net revenues:
Admissions	$925,903	50.9%	$674,799	50.4%	$67,852	37.4%
Food, merchandise and games	602,603	33.2%	432,513	32.3%	76,921	42.4%
Accommodations, extra-charge products and other	288,877	15.9%	230,907	17.3%	36,782	20.3%
Net revenues	1,817,383	100.0%	1,338,219	100.0%	181,555	100.0%
Operating costs and expenses	1,289,142	70.9%	1,030,466	77.0%	483,891	266.5%
Depreciation and amortization	153,274	8.4%	148,803	11.1%	157,549	86.8%
Loss on impairment / retirement of fixed assets, net	10,275	0.6%	10,486	0.8%	8,135	4.5%
Loss on impairment of goodwill and other intangibles	—	—%	—	—%	103,999	57.3%
Gain on sale of land	(155,250)	(8.5)%	—	—%	—	—%
Loss (gain) on other assets	—	—%	129	—%	(11)	—%
Operating income (loss)	519,942	28.6%	148,335	11.1%	(572,008)	(315.1)%
Interest and other expense, net	148,332	8.2%	183,732	13.7%	150,222	82.7%
Net effect of swaps	(25,641)	(1.4)%	(19,000)	(1.4)%	15,849	8.7%
Loss on early debt extinguishment	1,810	0.1%	5,909	0.4%	2,262	1.2%
Loss (gain) on foreign currency	23,784	1.3%	6,177	0.5%	(12,183)	(6.7)%
Provision (benefit) for taxes	63,989	3.5%	20,035	1.5%	(137,915)	(76.0)%
Net (loss) income	$307,668	16.9%	$(48,518)	(3.6)%	$(590,243)	(325.1)%
Other data:
Attendance	26,912		19,498		2,595
In-park per capita spending	$61.65		$62.03		$46.38
Operating days	2,302		1,765		487

Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. Beginning on March 14, 2020, we closed our properties for several months in response to the spread of COVID-19 and local government mandates. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day and earlier closure of certain parks than a typical operating year. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

We delayed the opening of our U.S. properties for the 2021 operating season until May 2021 and opened our Canadian property in July 2021. Upon opening in 2021, we operated with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place upon opening and throughout 2021.

Each of our properties opened for the 2022 operating season as planned and without restrictions. We currently anticipate continuing to operate without restrictions for the 2023 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors beyond our knowledge or control, including any future actions taken to contain the COVID-19 pandemic and changing risk tolerances of our employees and guests regarding health matters.

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

Revenue Recognition
As disclosed within the consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with that product. The number of uses is estimated based on historical usage adjusted for current period trends.

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. In addition to the extended validity through 2021, Knott's Berry Farm also offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021, and Canada's Wonderland extended its 2020 and 2021 season-long products through Labour Day, or September 5, 2022. All revenue related to season-long product extensions was recognized by the third quarter of 2022. In order to calculate revenue recognized on extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

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

Results of Operations

We believe the following non-GAAP financial measures are key performance metrics in our managerial and operational reporting. They are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance, measuring demand, pricing and consumer behavior:

Attendance is defined as the number of guest visits to our amusement parks and separately gated outdoor water parks.

In-park per capita spending is calculated as revenues generated within our amusement parks and separately gated outdoor water parks along with related parking revenues (in-park revenues), divided by total attendance.

Out-of-park revenues are defined as revenues from resorts, out-of-park food and retail locations, online transaction fees charged to customers, sponsorships, and all other out-of-park operations.

Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements; see Note 3.

In the Results of Operations section, we discuss our 2022 and 2021 results, including a comparison of our 2022 results with our 2021 and 2019 results. The comparison of our 2022 to 2019 results is provided due to the effects of the COVID-19 pandemic on our 2021 and 2020 results. For a discussion regarding our 2020 results, including comparisons of our 2021 results to our 2020 and 2019 results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

2022 vs. 2021

Due to the effects of the COVID-19 pandemic, the results for the year ended December 31, 2022 were not directly comparable with the results for the year ended December 31, 2021. The year ended December 31, 2022 included 2,302 operating days compared with 1,765 operating days for the year ended December 31, 2021.

In the 2021 period and due to the effects of the COVID-19 pandemic, we postponed the opening of our parks for the 2021 operating season to May 2021, when all of our properties opened on a staggered basis except for our Canadian property, Canada's Wonderland, which opened in July 2021. Upon opening in 2021, park operating calendars were reduced, guest reservations were required, and some operating restrictions were in place. We removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Operating restrictions remained in place at our Canadian property throughout 2021. We adjusted our 2021 operating calendars to reflect anticipated changes in guest demand, labor availability and state and local restrictions by including fewer operating days in July and August at some of our smaller properties and by including additional operating days in September and the fourth quarter at most of our properties. The 2021 period also included the results from limited out-of-park operations prior to the May 2021 opening of our parks. Limited out-of-park operations included some of our hotel properties and a culinary festival at Knott's Berry Farm from March 5, 2021 through May 2, 2021. Each of our properties opened for the 2022 operating season as planned and without restrictions.

The following table presents key financial information and operating statistics for the years ended December 31, 2022 and December 31, 2021:

			Increase (Decrease)
	December 31, 2022	December 31, 2021	$	%
	(Amounts in thousands, except for per capita and operating days)
Net revenues	$1,817,383	$1,338,219	$479,164	35.8%
Operating costs and expenses	1,289,142	1,030,466	258,676	25.1%
Depreciation and amortization	153,274	148,803	4,471	3.0%
Loss on impairment/retirement of fixed assets, net	10,275	10,486	(211)	N/M
Gain on sale of land	(155,250)	—	(155,250)	N/M
Loss on other assets	—	129	(129)	N/M
Operating income	$519,942	$148,335	$371,607	250.5%

Other Data:
Attendance (1)	26,912	19,498	7,414	38.0%
In-park per capita spending (1)	$61.65	$62.03	$(0.38)	(0.6)%
Out-of-park revenues	$213,337	$167,978	$45,359	27.0%
Operating days	2,302	1,765	537	30.4%

N/M    Not meaningful due to the nature of the expense line-item.

(1)    Attendance and in-park per capita spending are non-GAAP financial measures. Theses metrics are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance, measuring demand, pricing and consumer behavior. See the definition and calculation of these measures above.

Consolidated net revenues totaled $1.8 billion for the year ended December 31, 2022 compared with $1.3 billion for 2021. This increase in net revenues was attributable to a 537 operating day increase in 2022 resulting in a 7.4 million-visit increase in attendance and a $45.4 million increase in out-of-park revenues. In-park per capita spending for the year ended December 31, 2022 decreased 0.6% to $61.65, which was driven by lower sales volume per guest on extra-charge products and a higher season pass mix. While the majority of the increase in out-of-park revenues was attributable to the 537 operating day increase in 2022, out-of-park revenues also increased due to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations and higher average daily room rates across much of our resort portfolio, offset somewhat by a prior period culinary festival at Knott's Berry Farm. The increase in net revenues included a $6.5 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the year ended December 31, 2022 increased to $1.3 billion from $1.0 billion for 2021. This was the result of a $51.8 million increase in cost of food, merchandise and games revenues ("COGS"), a $166.1 million increase in operating expenses, and a $40.8 million increase in selling, general, and administrative expenses ("SG&A"), all of which were largely the result of the 537 operating day increase in 2022. While the majority of the $166.1 million increase in operating expenses was attributable to the increase in operating days, there was also an increase in full-time wages primarily related to a planned increase in head count at select parks, and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The increase in operating costs and expenses included a $3.2 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the year ended December 31, 2022 increased $4.5 million compared with 2021 due primarily to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. The loss on impairment / retirement of fixed assets for 2022 was $10.3 million compared to $10.5 million for 2021. The loss on impairment / retirement of fixed assets for both periods included retirements of assets in the normal course of business. The 2021 period also included the impairment of a few specific assets in the second half of 2021.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for 2022 totaled $519.9 million compared with $148.3 million for 2021.

Interest expense for 2022 decreased $32.1 million compared with 2021 primarily due to the redemption of the 2024 senior notes in December 2021, and the repayment of our senior secured term loan facility and related termination of our interest rate swap agreements during the third quarter of 2022. The net effect of our swaps resulted in a $25.6 million benefit to earnings for 2022 compared with a $19.0 million benefit to earnings for 2021. The difference was attributable to the change in fair market value of our swap portfolio prior to the termination of our interest rate swap agreements. Upon termination of our interest rate swap agreements, we received $5.3 million at settlement, net of fees. In addition, we recognized a loss on early debt extinguishment of $1.8 million in 2022 upon full repayment of our senior secured term debt facility, and we recognized a $5.9 million loss on early debt extinguishment in 2021 related to the full redemption of our 2024 senior notes. During 2022, we also recognized a $23.8 million net charge to earnings for foreign currency gains and losses compared with a $6.2 million net charge to earnings for 2021. Both amounts primarily represented the remeasurement of U.S.-dollar denominated notes to our Canadian entity's functional currency.

For 2022, a provision for taxes of $64.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $20.0 million recorded for 2021. The increase in provision for taxes was primarily attributable to higher pretax income from our taxable subsidiaries in 2022.

After the items above, net income for 2022 totaled $307.7 million, or $5.45 per diluted limited partner unit, compared with a net loss of $48.5 million, or $0.86 per diluted unit, for 2021.

2022 vs. 2019

As described above, the results for the year ended December 31, 2022 were not directly comparable with the results for the year ended December 31, 2021 due to the effects of the COVID-19 pandemic. Therefore, we have included analysis comparing our 2022 results with our 2019 results. While the 2019 results are more comparable to the 2022 results, the 2022 results are also not directly comparable with the 2019 results due to general inflationary impacts following three years of passed time, including rising costs following the COVID-19 pandemic, and the acquisition of Schlitterbahn Waterpark and Resort New Braunfels and Schlitterbahn Waterpark Galveston ("Schlitterbahn parks") on July 1, 2019. The year ended December 31, 2022 included 2,302 operating days compared with a total of 2,224 operating days for the year ended December 31, 2019. There were 85 incremental operating days at the Schlitterbahn parks in 2022 compared with 2019. Excluding the Schlitterbahn parks, there were seven fewer operating days in 2022 compared with 2019. The following table presents key financial information and operating statistics for the years ended December 31, 2022 and December 31, 2019:

			Increase (Decrease)
	December 31, 2022	December 31, 2019	$	%
	(Amounts in thousands, except for per capita and operating days)
Net revenues	$1,817,383	$1,474,925	$342,458	23.2%
Operating costs and expenses	1,289,142	990,716	298,426	30.1%
Depreciation and amortization	153,274	170,456	(17,182)	(10.1)%
Loss on impairment/retirement of fixed assets, net	10,275	4,931	5,344	N/M
Gain on sale of land	(155,250)	—	(155,250)	N/M
Gain on other assets	—	(617)	617	N/M
Operating income	$519,942	$309,439	$210,503	68.0%

Other Data:
Attendance (1)	26,912	27,938	(1,026)	(3.7)%
In-park per capita spending (1) (2)	$61.65	$48.32	$13.33	27.6%
Out-of-park revenues (2)	$213,337	$168,708	$44,629	26.5%
Operating days	2,302	2,224	78	3.5%

N/M    Not meaningful due to the nature of the expense line-item

(1)    Attendance and in-park per capita spending are non-GAAP financial measures. Theses metrics are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance, measuring demand, pricing and consumer behavior. See the definition and calculation of these measures above.

(2)        Net revenues as disclosed within the statements of operations and comprehensive income (loss) consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements. In-park per capita spending is calculated as in-park revenues divided by total attendance. In-park revenues and concessionaire remittance totaled $1.35 billion and $43.7 million, respectively, for the year ended December 31, 2019.

For the year ended December 31, 2022, net revenues totaled $1.8 billion compared with $1.5 billion for 2019. The increase in net revenues reflected the impact of a 28%, or $13.33, increase in in-park per capita spending to $61.65, and a 26.5%, or $44.6 million increase in out-of-park revenues. These increases were partially offset by the impact of a 4%, or 1.0 million-visit, decline in attendance. The increase in in-park per capita spending was driven by higher guest spending across all key revenue categories, particularly admissions, food and beverage and extra-charge products. The increase in food and beverage and extra-charge spending was driven by both increased pricing and increased sales volume. The increase in out-of-park revenues was attributable to higher average daily room rates across much of our resort portfolio, increased online transaction fees charged to customers, higher sales at Knott's Berry Farm's Marketplace, as well as revenues from properties that opened or were acquired in 2019, including the Resort at Schlitterbahn New Braunfels and a hotel adjacent to Carowinds. The decline in attendance was driven by an expected slower recovery in group sales attendance and the planned reduction of low-value ticket programs. The increase in net revenues included a $2.6 million favorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the year ended December 31, 2022 increased $298.4 million compared with 2019. This was the result of a $38.0 million increase in COGS, a $222.1 million increase in operating expenses and a $38.3 million increase in SG&A expense. COGS as a percentage of food, merchandise and games revenue increased 0.6% as the result of general inflationary cost pressures. The increase in operating expenses was attributable to a significant increase in seasonal labor rate, higher full-time wages primarily related to a planned increase in head count at select parks, higher related employee taxes and benefits, the inclusion of the Schlitterbahn parks, higher costs for supplies, and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The increase in SG&A expense was largely due to an increase in full-time wages, including an increase in accrued bonus and equity-based compensation plan expenses, as well as an increase in transaction fees and technology related costs. These increases in SG&A expense were offset by a decline in advertising costs driven by a more efficient digital media strategy. The increase in operating costs and expenses included a $1.4 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the year ended December 31, 2022 decreased $17.2 million compared with 2019 due primarily to the full depreciation of 15-year useful lived property and equipment from our 2006 acquisition of Paramount Parks, Inc., as well as the change in estimated useful life of a long-lived asset at Kings Dominion in 2019. These decreases were somewhat offset by the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. The loss on impairment / retirement of fixed assets for 2022 was $10.3 million compared with $4.9 million for 2019, both of which included retirements of assets in the normal course of business.

After a $155.3 million gain on the sale of land at California's Great America during the third quarter of 2022 and the items above, operating income for 2022 totaled $519.9 million compared with $309.4 million for 2019.

Interest expense for 2022 increased $51.6 million compared with 2019 due to interest incurred on the 2025 senior notes, 2028 senior notes and 2029 senior notes offset in part by the impact of the redemption of the 2024 senior notes in December 2021 and the prepayment of term debt in 2020. The 2025 senior notes and the 2028 senior notes were issued in 2020 to supplement liquidity in response to the impacts of the COVID-19 pandemic, and the 2029 senior notes were issued at the end of the second quarter of 2019 in coordination with the acquisition of the Schlitterbahn parks. The net effect of our swaps resulted in a $25.6 million benefit to earnings for 2022 compared with a $16.5 million charge to earnings for 2019. The difference was attributable to the change in fair market value of our swap portfolio prior to termination of our interest rate swap agreements. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility resulting in a $5.3 million cash receipt upon termination, net of fees. In addition, we recognized a $1.8 million loss on early debt extinguishment in 2022 upon full repayment of our senior secured term debt facility. During 2022, we also recognized a $23.8 million net charge to earnings for foreign currency gains and losses compared with a $21.1 million net benefit to earnings for 2019. Both amounts primarily represented the remeasurement of U.S.-dollar denominated notes to our Canadian entity's functional currency.

For 2022, a provision for taxes of $64.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $42.8 million recorded for 2019. The increase in provision for taxes was primarily attributable to higher pretax income from our taxable subsidiaries in 2022.

After the items above, net income for 2022 totaled $307.7 million, or $5.45 per diluted limited partner unit, compared with $172.4 million, or $3.03 per diluted unit, for 2019.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the periods indicated. Due to the effects of the COVID-19 pandemic on our 2021 and 2020 results, we included a comparison of 2022 results to 2019 results.

	Years Ended December 31,
(In thousands)	2022	2021	2019
Net income (loss)	$307,668	$(48,518)	$172,365
Interest expense	151,940	184,032	100,364
Interest income	(3,621)	(94)	(2,033)
Provision for taxes	63,989	20,035	42,789
Depreciation and amortization	153,274	148,803	170,456
EBITDA	673,250	304,258	483,941
Loss on early debt extinguishment	1,810	5,909	—
Net effect of swaps	(25,641)	(19,000)	16,532
Non-cash foreign currency loss (gain)	23,856	6,255	(21,061)
Non-cash equity compensation expense	20,589	15,431	12,434
Loss on impairment/retirement of fixed assets, net	10,275	10,486	4,931
Gain on sale of land	(155,250)	—	—
Loss (gain) on other assets	—	129	(617)
Acquisition-related costs	—	—	7,162
Other (1)	3,064	1,173	1,351
Adjusted EBITDA	$551,953	$324,641	$504,673

(1)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance and related benefits. This balance also includes unrealized gains and losses on short-term investments.

For 2022, Adjusted EBITDA increased $227.3 million compared with 2021. The increase was primarily due to the 537 operating day increase in 2022 and the related improvement in attendance and out-of-park revenues offset somewhat by an increase in expenses incurred, particularly for labor and cost of goods sold. As compared with 2019, Adjusted EBITDA increased $47.3 million for 2022. This increase in Adjusted EBITDA was due to higher net revenues in 2022 driven by higher in-park per capita spending, increased out-of-park revenues and the inclusion of the Schlitterbahn parks, all of which were somewhat offset by increased costs in the current period, particularly labor costs and macro-environment inflationary pressures that increased other operating costs and expenses across our operations.

Liquidity and Capital Resources

Our principal sources of liquidity typically include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we typically fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are typically reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity typically include operating expenses, partnership distributions, capital expenditures, interest payments, income tax obligations, and recently, limited partnership unit repurchases.

We funded our 2022 liquidity needs and expect to fund our 2023 liquidity needs from cash from operating activities and borrowings from our revolving credit facility. As of December 31, 2022, we had cash on hand of $101.2 million and availability under our revolving credit facility of $280.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations and remain in compliance with our debt covenants at least through the first quarter of 2024. Due to limited open operations in 2020 and early 2021, our 2020 and first quarter 2021 liquidity needs were funded from cash on hand from senior notes issued in 2020. We began generating positive cash flows from operations during the second quarter of 2021.

Management has been focused on driving profitable and sustainable growth in the business, reducing the Partnership's outstanding debt, reinstating the quarterly partnership distribution, and accelerating the return of capital to our unitholders.

–We expect to invest between $185 million and $200 million in capital expenditures for the 2023 operating season, which will include large-scale updates to major sections of our parks, new roller coasters and other rides and attractions, upgraded and expanded food and beverage facilities, the renovation of the Knott's Berry Farm Hotel and major events to celebrate two 50-year park anniversaries.
–We sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations in June 27, 2022; see Note 4.
–We continue to make progress towards our goal of reducing outstanding debt. In December 2021, we redeemed $450 million of senior unsecured notes due 2024. In 2022, we repaid the remaining outstanding principal amount on our senior secured term loan facility totaling $264.3 million.
–We began paying partnership distributions again following a suspension of partnership distributions that began in March 2020. We paid partnership distributions of $0.30 per limited partner unit on both September 15, 2022 and December 15, 2022. On February 16, 2023, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on March 21, 2023 to unitholders of record on March 7, 2023.
–Lastly, on August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million; see Note 8. There were 4.5 million limited partnership units repurchased during the year ended December 31, 2022 at an average price of $41.28 per limited partner unit for an aggregate amount of $187.4 million. There was $62.6 million of remaining availability under the repurchase program as of December 31, 2022. Through January 31, 2023, we had repurchased approximately 5.0 million limited partnership units for an aggregate amount of $208.0 million.

We anticipate cash interest payments between $130 million and $140 million during 2023 of which approximately 70% of the payments will occur in the second and fourth quarters. We anticipate cash payments for income taxes to range from $50 million to $60 million in 2023.

As of December 31, 2022, deferred revenue totaled $172.7 million, including non-current deferred revenue. This represented a decrease of $24.9 million compared with total deferred revenue as of December 31, 2021. The decrease in total deferred revenue was largely attributable to approximately $30 million of 2020 and 2021 season-long product extensions at Knott's Berry Farm and Canada's Wonderland in 2021 into the 2022 operating season. Excluding the prior period deferred revenue associated with product extensions, deferred revenue increased 3% as of December 31, 2022 compared with deferred revenue as of December 31, 2021.

Operating Activities
Net cash from operating activities in 2022 totaled $407.7 million compared with $201.2 million in 2021 and net cash for operating activities of $416.5 million in 2020. The variance between years was attributable to lower earnings in 2020, and to a lesser extent in 2021, as a result of disrupted operations due to the COVID-19 pandemic.

Cash interest payments totaled $137.7 million in 2022 compared with $174.3 million in 2021 and $130.4 million in 2020. The decrease in cash interest payments from 2021 was attributable to the redemption of the 2024 senior notes in December 2021, and the repayment of our senior secured term loan facility and related termination of our interest rate swap agreements during the third quarter of 2022. The increase in cash interest payments from 2020 was attributable to a full year of interest paid on the 2025 senior notes and 2028 senior notes which were issued during 2020 offset by the redemption of the 2024 senior notes and repayment of our senior secured term loan facility in the current year. Net cash refunds for income taxes totaled $47.2 million in 2022 compared with net cash payments of $10.1 million in 2021 and $1.8 million in 2020. The variance between years for cash (refunds) payments for income taxes was attributable to $90.7 million in tax refunds received in the current year for the net operating loss in tax year 2020 being carried back to prior years. The remaining variance was due to the impact of disrupted operations in 2020, and to a lesser extent 2021.

Investing Activities
Net cash from investing activities in 2022 totaled $126.6 million, an increase of $184.4 million compared with net cash for investing activities in 2021 and an increase of $247.5 million compared with net cash for investing activities in 2020. The increases from 2021 and 2020 were attributable to the current year sale of the land at California's Great America somewhat offset by higher capital spending in 2022 following a planned reduction in capital spending in 2020 and 2021 to retain liquidity as a result of the impact of the COVID-19 pandemic.

Financing Activities
Net cash for financing activities in 2022 totaled $489.6 million, an increase of $23.1 million compared with 2021 and a decrease of $1.2 billion compared with net cash from financing activities in 2020. The variances from 2021 and 2020 were attributable to the impacts of the COVID-19 pandemic and the related timing of debt borrowings and payments. In 2020, we borrowed additional debt as a result of the impacts of the COVID-19 pandemic. In 2021 and 2022, we reduced our outstanding debt by redeeming the 2024 senior notes in 2021 and repaying our senior secured term loan facility in 2022. In 2022, we also repurchased $184.6 million of limited partnership units. We made partnership distributions in the third and fourth quarters of 2022 and the first quarter of 2020.

Contractual Obligations
As of December 31, 2022, our primary contractual obligations consisted of outstanding long-term debt agreements. We also have various commitments under our lease agreements; see Note 11. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

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

•No borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. Following an amendment in the first quarter of 2023 (see Note 13), the revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 bps and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. Following the amendment, the senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200.0 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200.0 million of the 2027 senior notes remain outstanding as of that date. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of December 31, 2022 and $15.8 million as of December 31, 2021, we had availability under our revolving credit facility of

$280.1 million as of December 31, 2022 and $359.2 million as of December 31, 2021. Our letters of credit are primarily in place to backstop insurance arrangements.

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

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. Following the amendment in the first quarter of 2023, this financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. The 2017 Credit Agreement, as amended and as in effect prior to the first quarter of 2023 amendment, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during 2022.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2022.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes

As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at December 31, 2022: the 2025, 2027, 2028 and 2029 senior notes. The 2024 senior notes were fully redeemed on December 17, 2021. The 2024, 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), and Magnum Management Corporation ("Magnum") were the co-issuers of the 2024 senior notes. Cedar Fair, L.P., Cedar Canada, Magnum, and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2024, 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is or was a co-issuer of any series of the registered senior notes separately. The subsidiaries that guarantee the 2027, 2028 and 2029 senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. The subsidiaries that guaranteed the 2024 senior notes included the guarantor subsidiary group, as well as Millennium. Millennium is a co-issuer under the 2027, 2028 and 2029 senior notes and was a guarantor under the 2024 senior notes. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.3 million and $14.0 million as of December 31, 2022 and December 31, 2021, respectively.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer 2027, 2028 & 2029 Guarantor 2024)	Guarantor Subsidiaries (1)
Balance as of December 31, 2022
Current Assets	$507	$32,194	$82,860	$409,869	$1,400,403
Non-Current Assets	(202,160)	1,583,510	563,637	2,214,189	1,870,827
Current Liabilities	237,793	1,247,618	261,744	213,669	103,436
Non-Current Liabilities	147,937	1,238	14,142	2,135,550	159,493
Balance as of December 31, 2021
Current Assets	$517	$97,221	$96,042	$572,865	$1,187,211
Non-Current Assets	(138,126)	1,647,952	540,332	2,368,737	2,145,307
Current Liabilities	410,779	1,331,130	29,050	227,483	58,949
Non-Current Liabilities	147,021	21,274	24,043	2,385,100	97,803

Year Ended December 31, 2022
Net revenues	$210,192	$522,915	$179,180	$2,174,828	$320,682
Operating income (loss)	207,251	(116,440)	80,880	124,469	224,675
Net income	308,808	141,776	65,665	—	216,578

Year Ended December 31, 2021
Net revenues	$35,908	$363,340	$75,353	$1,449,022	$344,778
Operating income (loss)	31,808	(156,079)	12,545	136,844	124,405
Net (loss) income	(46,741)	(34,647)	1,967	—	62,586

(1)    With respect to the 2024 senior notes, if the financial information presented for Millennium was combined with that of the other guarantor subsidiaries that have been presented on a combined basis, the following additional intercompany balances and transactions between Millennium and such other guarantor entities would be eliminated: Current Assets and Current Liabilities - $13.7 million as of December 31, 2022 and $13.4 million as of December 31, 2021; Non-Current Assets - $2.10 billion as of December 31, 2022 and $2.25 billion as of December 31, 2021; and Net revenues - $43.6 million as of December 31, 2022 and $126.6 million as of December 31, 2021. Combined amounts for all guarantors of the 2024 senior notes for all other line items within the table would be computed by adding the amounts in the Millennium and Guarantor Subsidiaries columns.

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

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of December 31, 2022, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $52.7 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.5 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an $8.1 million decrease in annual operating income for the year ended December 31, 2022.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct or that our growth strategies will achieve the targeted results. Important factors, including those listed under Item 1A in this Form 10-K could adversely affect our future financial performance and our growth strategies and could cause actual results to differ materially from our expectations. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P., and subsidiaries (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), partners' deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Revenues - Refer to Notes 2 and 3 to the consolidated financial statements
Critical Audit Matter Description
The Partnership defers revenue for its multi-use products, including season-long products for admissions, dining, beverages, and other products and recognizes revenues over the estimated number of uses expected for each type of product. The Partnership estimates a redemption rate for each multi-use product using historical and forecasted uses at each park. Revenue is then recognized on a pro-rated basis based on the estimated allocated selling price of the multi-use product and the estimated uses of that product. During the third quarter of 2022, management began selling multi-use products for the 2023 operating season. These products include providing the customer park access for the remainder of the 2022 operating season. Deferred revenue as of December 31, 2022 was $163 million.

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

Schlitterbahn Goodwill Valuation - Refer to Notes 2 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Partnership's evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Partnership determines the fair value of its reporting units using a combination of an income (discounted cash flow) approach and the market approach. The determination of the fair value using the income approach requires management to make significant assumptions related to terminal value growth rates and weighted-average cost of capital. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable publicly traded companies and cash flow multiples to determine the fair value. The goodwill balance was $263 million as of December 31, 2022, of which $93 million was allocated to the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston Reporting Unit ("Schlitterbahn").

Given the significant estimates and assumptions management makes to estimate the fair value of Schlitterbahn and the sensitivity of Schlitterbahn's fair value to changes in those estimates and assumptions, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions, including terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the terminal value growth rate and weighted-average cost of capital for Schlitterbahn and the selection of comparable publicly traded companies and cash flow multiples. Those procedures included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment analysis, including those over the determination of the fair value of Schlitterbahn, such as controls related to management's selection of the terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.
•We considered the impact of changes in the regulatory and operating environment on management's assumptions.
•With the assistance of our fair value specialists, we evaluated the terminal value growth rate and weighted-average cost of capital, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal value growth rate and weighted-average cost of capital selected by management.
•With the assistance of our fair value specialists, we evaluated the selected comparable publicly traded companies and cash flow multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 17, 2023

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$101,189	$61,119
Receivables	70,926	62,109
Inventories	45,297	32,113
Prepaid insurance	12,570	10,914
Current income tax receivable	—	84,051
Other current assets	13,777	13,335
	243,759	263,641
Property and Equipment:
Land	287,968	443,190
Land improvements	492,324	486,014
Buildings	930,850	855,297
Rides and equipment	2,030,640	1,986,235
Construction in progress	75,377	57,666
	3,817,159	3,828,402
Less accumulated depreciation	(2,234,800)	(2,117,659)
	1,582,359	1,710,743
Goodwill	263,206	267,232
Other Intangibles, net	48,950	49,994
Right-of-Use Asset	92,966	16,294
Other Assets	4,657	5,116
	$2,235,897	$2,313,020
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$54,983	$53,912
Deferred revenue	162,711	187,599
Accrued interest	32,173	32,011
Accrued taxes	35,329	9,075
Accrued salaries, wages and benefits	53,332	53,833
Self-insurance reserves	27,766	24,573
Other accrued liabilities	30,678	20,511
	396,972	381,514
Deferred Tax Liability	69,412	66,483
Derivative Liability	—	20,086
Lease Liability	81,757	13,345
Other Liabilities	11,203	11,144
Long-Term Debt:
Term debt	—	258,391
Notes	2,268,155	2,260,545
	2,268,155	2,518,936
Partners’ Deficit:
Special L.P. interests	5,290	5,290
General partner	(4)	(7)
Limited partners, 52,563 and 56,854 units outstanding as of December 31, 2022 and December 31, 2021, respectively	(612,497)	(712,714)
Accumulated other comprehensive income	15,609	8,943
	(591,602)	(698,488)
	$2,235,897	$2,313,020
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Years Ended December 31,
	2022	2021	2020
Net revenues:
Admissions	$925,903	$674,799	$67,852
Food, merchandise and games	602,603	432,513	76,921
Accommodations, extra-charge products and other	288,877	230,907	36,782
	1,817,383	1,338,219	181,555
Costs and expenses:
Cost of food, merchandise and games revenues	164,246	112,466	27,991
Operating expenses	864,304	698,242	347,782
Selling, general and administrative	260,592	219,758	108,118
Depreciation and amortization	153,274	148,803	157,549
Loss on impairment / retirement of fixed assets, net	10,275	10,486	8,135
Loss on impairment of goodwill and other intangibles	—	—	103,999
Gain on sale of land	(155,250)	—	—
Loss (gain) on other assets	—	129	(11)
	1,297,441	1,189,884	753,563
Operating income (loss)	519,942	148,335	(572,008)
Interest expense	151,940	184,032	150,669
Net effect of swaps	(25,641)	(19,000)	15,849
Loss on early debt extinguishment	1,810	5,909	2,262
Loss (gain) on foreign currency	23,784	6,177	(12,183)
Other income	(3,608)	(300)	(447)
Income (loss) before taxes	371,657	(28,483)	(728,158)
Provision (benefit) for taxes	63,989	20,035	(137,915)
Net income (loss)	307,668	(48,518)	(590,243)
Net income (loss) allocated to general partner	3	—	(6)
Net income (loss) allocated to limited partners	$307,665	$(48,518)	$(590,237)

Net income (loss)	$307,668	$(48,518)	$(590,243)
Other comprehensive income (loss), (net of tax):
Foreign currency translation	6,666	6,344	(7,147)
Other comprehensive income (loss), (net of tax)	6,666	6,344	(7,147)
Total comprehensive income (loss)	$314,334	$(42,174)	$(597,390)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	55,825	56,610	56,476
Net income (loss) per limited partner unit	$5.51	$(0.86)	$(10.45)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	56,414	56,610	56,476
Net income (loss) per limited partner unit	$5.45	$(0.86)	$(10.45)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2019	56,666	$(25,001)	$(1)	$5,290	$9,746	$(9,966)
Net loss	—	(590,237)	(6)	—	—	(590,243)
Partnership distribution declared ($0.935 per unit)	—	(53,020)	—	—	—	(53,020)
Limited partnership units related to equity-based compensation	40	(4,721)	—	—	—	(4,721)
Tax effect of units involved in treasury unit transactions	—	(1,490)	—	—	—	(1,490)
Foreign currency translation adjustment, net of tax $(546)	—	—	—	—	(7,147)	(7,147)
Other	—	150	—	—	—	150
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(48,518)	—	—	—	(48,518)
Limited partnership units related to equity-based compensation	148	11,050	—	—	—	11,050
Tax effect of units involved in treasury unit transactions	—	(927)	—	—	—	(927)
Foreign currency translation adjustment, net of tax $(154)	—	—	—	—	6,344	6,344
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net income	—	307,665	3	—	—	307,668
Repurchase of limited partnership units	(4,539)	(187,381)	—	—	—	(187,381)
Partnership distribution declared ($0.600 per unit)	—	(33,455)	—	—	—	(33,455)
Limited partnership units related to equity-based compensation	248	15,452	—	—	—	15,452
Tax effect of units involved in treasury unit transactions	—	(2,064)	—	—	—	(2,064)
Foreign currency translation adjustment, net of tax $2,082	—	—	—	—	6,666	6,666
Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$307,668	$(48,518)	$(590,243)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	153,274	148,803	157,549
Loss on early debt extinguishment	1,810	5,909	2,262
Loss on impairment of goodwill and other intangibles	—	—	103,999
Non-cash foreign currency loss (gain) on USD notes	23,274	5,986	(9,344)
Non-cash equity-based compensation expense	20,589	15,431	(209)
Non-cash deferred income tax expense (benefit)	4,385	26,888	(41,933)
Net effect of swaps	(25,641)	(19,000)	15,849
Gain on sale of land before cash closing costs	(159,405)	—	—
Other non-cash expenses	16,917	21,005	14,547
Change in operating assets and liabilities:
(Increase) decrease in receivables	(9,117)	(27,651)	28,729
(Increase) decrease in inventories	(13,400)	15,384	(14,499)
(Increase) decrease in tax receivable/payable	110,511	(16,602)	(97,488)
(Increase) decrease in other assets	5,595	1,928	(12,180)
Increase (decrease) in accounts payable	(8,721)	34,515	(9,917)
Increase (decrease) in deferred revenue	(23,677)	3,622	31,160
Increase (decrease) in accrued interest	162	(1,711)	12,235
Increase (decrease) in accrued salaries, wages and benefits	(274)	28,850	(4,609)
Increase (decrease) in other liabilities	3,722	6,387	(2,445)
Net cash from (for) operating activities	407,672	201,226	(416,537)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(183,352)	(59,183)	(129,087)
Proceeds from sale of land	310,000	—	—
Proceeds from sale of other assets	—	1,405	8,266
Net cash from (for) investing activities	126,648	(57,778)	(120,821)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Note borrowings	—	—	1,300,000
Term debt payments	(264,250)	—	(465,125)
Note payments, including amounts paid for early termination	—	(460,755)	—
Repurchase of limited partnership units	(184,646)	—	—
Distributions paid to partners	(33,455)	—	(53,020)
Payment of debt issuance costs	—	(367)	(46,849)
Payments related to tax withholding for equity compensation	(5,137)	(4,652)	(4,624)
Other	(2,064)	(659)	468
Net cash (for) from financing activities	(489,552)	(466,433)	730,850
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,698)	7,368	992
Net increase (decrease) for the year	40,070	(315,617)	194,484
Balance, beginning of year	61,119	376,736	182,252
Balance, end of year	$101,189	$61,119	$376,736

SUPPLEMENTAL INFORMATION
Cash payments for interest	$137,694	$174,253	$130,444
Interest capitalized	2,825	1,741	2,653
Cash payments for income taxes, net of refunds	(47,248)	10,054	1,792
Capital expenditures in accounts payable	14,542	7,368	3,286

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2022, there were 52,562,832 outstanding limited partnership units listed on The New York Stock Exchange, net of 4,499,151 units held in treasury. As of December 31, 2021, there were 56,854,214 outstanding limited partnership units listed, net of 207,769 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. Following the temporary closure of our parks in March 2020 in response to COVID-19 health recommendations, the Board of Directors suspended quarterly partnership distributions to maintain flexibility and additional liquidity. The Board of Directors reinstituted quarterly partnership distributions and declared quarterly partnership distributions in the third and fourth quarters of 2022. The General Partner paid $0.60 per limited partner unit in distributions, or approximately $33.5 million in aggregate, in 2022.

(2) Description of the Business and Significant Accounting Policies:
Impact of COVID-19 Pandemic
The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020, had a continuing negative impact in 2021 and may have a longer-term negative effect. Beginning on March 14, 2020, we closed our properties for several months in response to the spread of COVID-19 and local government mandates. We ultimately resumed partial operations at 10 of our 13 properties in 2020, operating in accordance with local and state guidelines. Due to soft demand trends upon reopening in 2020, park operating calendars were adjusted for the remainder of 2020, including reduced operating days per week and operating hours within each operating day and earlier closure of certain parks than a typical operating year. Following March 14, 2020, Knott's Berry Farm's partial operations in 2020 were limited to culinary festivals.

We delayed the opening of our U.S. properties for the 2021 operating season until May 2021 and opened our Canadian property in July 2021. Upon opening in 2021, we operated with capacity restrictions, guest reservations, and other operating protocols in place. Our 2021 operating calendars were designed to align with anticipated capacity restrictions, guest demand and labor availability, including fewer operating days in July and August at some of our smaller properties and additional operating days in September and the fourth quarter at most of our properties. As vaccination distribution efforts continued during the second quarter of 2021 and we were able to hire additional labor, we removed most capacity restrictions, guest reservation requirements and other protocols at our U.S. properties beginning in July 2021. Canada's Wonderland operated with capacity restrictions, guest reservations, and other operating protocols in place upon opening and throughout 2021.

Each of our properties opened for the 2022 operating season as planned and without restrictions. We currently anticipate continuing to operate without restrictions for the 2023 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors beyond our knowledge or control, including any future actions taken to contain the COVID-19 pandemic and changing risk tolerances of our employees and guests regarding health matters.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. During the year ended December 31, 2020, benefits from the CARES Act included an $8.2 million deferral of the employer's share of Social Security taxes and $3.7 million in tax benefits from the Employee Retention Credit program. We also received $0.5 million in tax benefits from the Employee Retention Credit program during the year ended December 31, 2021. The deferral of the employer's share of Social Security taxes was payable in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. The current portion of the deferral was included within "Accrued salaries, wages and benefits" and the non-current portion of the deferral was included within "Other Liabilities" within the consolidated balance sheets for 2020 and 2021. The tax benefits from the Employee Retention Credit program were recorded as a reduction to wage expense within the consolidated statements of operations and comprehensive loss as the benefits were offered to defray labor costs during the COVID-19 pandemic.

We also received $5.1 million and $5.0 million from the Canada Emergency Wage Subsidy ("CEWS") during the years ended December 31, 2021 and December 31, 2020, respectively. The CEWS provides cash payments to Canadian employers that experienced a decline in revenues related to the COVID-19 pandemic. We also recorded the CEWS payments as a reduction to wage expense within the consolidated statements of operations and comprehensive loss as the payments were offered to defray labor costs during the COVID-19 pandemic.

Significant Accounting Policies
We use the following policies in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its subsidiaries, all of which are wholly owned or the Partnership is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

Foreign Currency
The U.S. dollar is our reporting currency and the functional currency for most of our operations. The financial statements of our Canadian subsidiary are measured using the Canadian dollar as its functional currency. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income (loss) in partners' deficit. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in income (loss). Foreign currency losses (gains) for the periods presented were as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Loss (gain) on foreign currency related to re-measurement of U.S. dollar denominated notes held in Canada	$23,274	$5,986	$(9,344)
Loss (gain) on other transactions	510	191	(2,839)
Loss (gain) on foreign currency	$23,784	$6,177	$(12,183)

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $153.0 million in 2022, $148.4 million in 2021, and $157.0 million in 2020.

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	25 years	-	40 years
Rides	10 years	-	20 years
Equipment	2 years	-	10 years

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

Other Intangible Assets
Our finite-lived intangible assets consist primarily of licenses, franchise agreements and the California's Great America trade name. These intangible assets are amortized on a straight-line basis over the life of the agreement, ranging from five to twenty years.

Our indefinite-lived intangible assets consist of trade names other than the California's Great America trade name. Our indefinite-lived trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, we calculate the fair value of the trade name using a relief-from-royalty model. Principal assumptions under the relief-from-royalty model include royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflects current market conditions. We assess the indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. As of December 31, 2022 and December 31, 2021, the accrued self-insurance reserves totaled $27.8 million and $24.6 million, respectively.

Derivative Financial Instruments
We are exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, we may enter into derivative transactions pursuant to our overall financial risk management program. We do not use derivative financial instruments for trading purposes. We typically do not designate our derivatives as cash flow hedges. Instruments that do not qualify for hedge accounting are prospectively adjusted to fair value each reporting period through "Net effect of swaps".

Leases
We have commitments under various operating leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is generally our incremental borrowing rate as the rate implicit in most of our leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, we do not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less and have elected to not separate lease components from non-lease components. The current portion of our lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheets.

Revenue Recognition and related receivables and contract liabilities
As disclosed within the consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other". Due to our highly seasonal operations, a substantial portion of our revenues typically are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with that product. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive income (loss). Concessionaire arrangement revenues are recognized over the operating season and are variable. Sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Sponsorship revenues are either fixed or are variable based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets. Advertising expense totaled $45.5 million in 2022, $37.0 million in 2021 and $10.5 million in 2020. Due to the effects of the COVID-19 pandemic, we incurred limited advertising expense in 2020 to correspond with lower than typical attendance levels and abbreviated park operating calendars. In 2021, we also incurred less advertising costs due to fewer operating days in the year.

Equity-Based Compensation
We measure compensation cost for all equity-based awards at fair value on the date of grant. We recognize the compensation cost over the service period. We recognize forfeitures as they occur.

Income Taxes
Our legal entity structure includes both partnerships and corporate subsidiaries. We are subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal state and local income taxes on income from our corporate subsidiaries and foreign income taxes on our foreign subsidiary. As such, the total provision for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

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

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
(In thousands, except per unit amounts)	2022	2021	2020
Basic weighted average units outstanding	55,825	56,610	56,476
Effect of dilutive units:
Deferred units (Note 8)	72	—	—
Performance units (Note 8)	29	—	—
Restricted units (Note 8)	463	—	—
Unit options (Note 8)	25	—	—
Diluted weighted average units outstanding	56,414	56,610	56,476
Net (loss) income per unit - basic	$5.51	$(0.86)	$(10.45)
Net (loss) income per unit - diluted	$5.45	$(0.86)	$(10.45)

There were approximately 0.4 million and 0.3 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the years ended December 31, 2021 and 2020, respectively, as their effect would have been anti-dilutive due to the net loss in the period.

New Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB amended ASU 2020-04 by issuing Accounting Standards Update No. 2021-01, Reference Rate Reform Scope ("ASU 2021-01"). ASU 2021-01 clarifies the scope of optional expedients and exceptions to derivatives that are affected by the discounting transition. The standard did not have a material effect on the consolidated financial statements and related disclosures.

(3) Revenue Recognition:
As disclosed within the consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into our parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The amounts are not comparable due to the effects of the COVID-19 pandemic.

	Years Ended December 31,
(In thousands)	2022	2021	2020
In-park revenues	$1,659,183	$1,209,505	$120,370
Out-of-park revenues	213,337	167,978	67,375
Concessionaire remittance	(55,137)	(39,264)	(6,190)
Net revenues	$1,817,383	$1,338,219	$181,555

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

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. All 2020 and 2021 season-long product revenue had been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021. The extension for the 2020 and 2021 season-long products at Knott's

Berry Farm concluded and all related revenue had been recognized by the end of the second quarter of 2022. Canada's Wonderland extended its 2020 and 2021 season-long products through Labour Day, or September 5, 2022. All Canada's Wonderland 2020 and 2021 season-long product revenue had been recognized by the end of the third quarter of 2022. In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Of the $187.6 million of current deferred revenue recorded as of January 1, 2022, all of the deferred revenue was recognized by December 31, 2022, except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. As of December 31, 2022, we had recorded $10.0 million of non-current deferred revenue which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of December 31, 2022 and December 31, 2021, we recorded a $5.8 million and $5.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

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

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of assets" in the consolidated statement of operations and comprehensive income (loss) during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term; see Note 11. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we also tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach. We concluded no other indicators of impairment existed during 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

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

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the then-anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment charge. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027. We concluded no other indicators of impairment existed during 2022 and 2021, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. We performed our annual impairment test as of the first days of the fourth quarter in 2022 and 2021, respectively, and concluded there was no further impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

As of our 2022 annual impairment test on September 26, 2022, the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn") reporting unit's fair value exceeded its carrying value by less than 10%. The fair value of the Schlitterbahn parks reporting unit was impacted by a slower than expected near-term recovery of attendance following the COVID-19 pandemic, increased projected capital expenditures, and an increase in the weighted average cost of capital. If future operating results do not meet expectations, the goodwill assigned to the Schlitterbahn reporting unit may become impaired. The goodwill assigned to the Schlitterbahn reporting unit totaled $93.1 million as of December 31, 2022. The fair values of all other reporting units with goodwill exceeded their respective carrying values by a substantial margin.

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

The fair value of our reporting units is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using our best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The impairment charges recognized are for the amount by which the reporting unit's carrying amount exceeds its fair value.

Our indefinite-lived intangible assets consist of trade names. The fair value of our trade names is calculated using a relief-from-royalty model. The impairment charges recognized are for the amount by which the trade name's carrying amount exceeds its fair value.

Management makes significant estimates calculating the fair value of our reporting units and trade names. Actual results could materially differ from these estimates.

Changes in the carrying value of goodwill for the years ended December 31, 2022 and December 31, 2021 were:

(In thousands)	Goodwill
Balance as of December 31, 2020	$266,961
Foreign currency exchange translation	271
Balance as of December 31, 2021	$267,232
Foreign currency exchange translation	(4,026)
Balance as of December 31, 2022	$263,206

As of December 31, 2022 and December 31, 2021, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2022
Other intangible assets:
Trade names (1)	5.5 years	$48,619	$(63)	$48,556
License / franchise agreements	13.0 years	4,293	(3,899)	394
Total other intangible assets		$52,912	$(3,962)	$48,950

December 31, 2021
Other intangible assets:
Trade names	—	$49,515	$—	$49,515
License / franchise agreements	12.0 years	4,262	(3,783)	479
Total other intangible assets		$53,777	$(3,783)	$49,994

(1)    The weighted average amortization period represents the California's Great America trade name. Our other trade names are indefinite-lived.

Amortization expense of finite-lived other intangible assets for 2022, 2021 and 2020 was immaterial and is expected to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of December 31, 2022 and December 31, 2021 consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
U.S. term loan averaging 2.56% in 2022; 1.85% in 2021 (1)	$—	$264,250
Notes
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000
	2,300,000	2,564,250
Less current portion	—	—
	2,300,000	2,564,250
Less debt issuance costs and original issue discount	(31,845)	(45,314)
	$2,268,155	$2,518,936

(1)The weighted average interest rates do not reflect the effect of interest rate swap agreements; see Note 7. The 2022 year-to-date interest rate reflects borrowings prior to full repayment of the term loan facility during the third quarter of 2022.

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured revolving credit facility and which included a senior secured term loan facility. During 2022, we made the remaining $264.3 million of principal payments on the senior secured term loan facility, fully repaying the term loan facility. As a result, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022, inclusive of the write-off of debt issuance costs and original issue discount. Prior to repayment, the term loan facility was scheduled to mature on April 15, 2024 and bore interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points (bps).

As of December 31, 2022, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bore interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and matured in December 2023. In April 2022, $75 million of the senior secured revolving credit facility capacity under the 2017 Credit Agreement matured, and the outstanding borrowings were repaid. While such $75 million of senior secured revolving credit facility capacity was available, borrowings under this portion of the revolver capacity bore interest at LIBOR plus 300 bps or CDOR plus 200 bps, and the unused portion of this revolving credit facility capacity required the payment of a 37.5 bps commitment fee per annum. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit, and is collateralized by substantially all of the assets of the Partnership. We amended the 2017 Credit

Agreement in February 2022 to allow for greater sale and leaseback transactions. In the first quarter of 2023, we further amended the 2017 Credit Agreement to extend the maturity of the senior secured revolving credit facility, among other things; see Note 13.

As of December 31, 2022 and December 31, 2021, no amounts were outstanding under the revolving credit facility. After letters of credit of $19.9 million and $15.8 million, we had $280.1 million and $359.2 million of availability under our revolving credit facility as of December 31, 2022 and December 31, 2021, respectively. The maximum outstanding revolving credit facility balance during 2022 was $185.0 million.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 4.50x Total First Lien Senior Secured Debt-to-Consolidated EBITDA, which will step down to 4.00x in the second quarter of 2023 and which will step down further to 3.75x in the third quarter of 2023. Following the amendment in the first quarter of 2023, this financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. The 2017 Credit Agreement, as amended and as in effect prior to the first quarter of 2023 amendment, included an Additional Restrictions Period to provide further covenant relief during the COVID-19 pandemic. We terminated the Additional Restrictions Period during the first quarter of 2022 by achieving compliance with the Senior Secured Leverage Ratio covenant as of the end of the fourth quarter of 2021. We were in compliance with the applicable financial covenants under our credit agreement during 2022.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2022.

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

As of December 31, 2021, we had four interest rate swap agreements with a notional value of $500 million that converted one-month variable rate LIBOR to a fixed rate of 2.88% through December 31, 2023. This resulted in a 4.63% fixed interest rate for borrowings under our then-outstanding senior secured term loan facility after the impact of interest rate swap agreements. None of the interest rate swap agreements were designated as hedging instruments. We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility, resulting in a $5.3 million cash receipt, net of fees. The fair value of our swap portfolio, including the location within the consolidated balance sheets, for the periods presented were as follows:

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swaps	Derivative Liability	—	$(20,086)

Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income (loss).

(8) Partners' Equity and Equity-Based Compensation:
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

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2022	2021 (1)	2020 (2)
Awards Payable in Cash or Equity
Deferred units	$(206)	$1,014	$(588)
Awards Payable in Equity
Performance units	12,787	10,554	(5,270)
Restricted units	7,613	4,878	5,061
Total equity-based compensation expense	$20,194	$16,446	$(797)

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

Awards Payable in Cash or Equity

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2021	56	$51.70
Granted (1)	7	$42.31
Settled	(13)	$56.67
Outstanding deferred units at December 31, 2022	50	$49.00
(1)    Includes 1 forfeitable distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation for the year ended December 31, 2022, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2022, the market value of the deferred units was $2.1 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2022, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2021	430	$43.13
Granted (1)	414	$55.73
Forfeited	(15)	$54.71
Vested	(92)	$27.92
Unvested performance units at December 31, 2022	737	$51.87

(1)    Includes 10 forfeitable distribution-equivalent units

Of the unvested performance units outstanding as of December 31, 2022, 343,511 units represented annual awards for the 2022-2024 three-year performance period. The number of performance units issuable under these performance unit awards are contingently based upon certain performance targets over the three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units are paid out in the first quarter following the performance period in limited partnership units. Our annual performance unit awards based upon the 2020-2022 three-year performance period did not payout due to the effects of the COVID-19 pandemic.

The remaining outstanding performance units as of December 31, 2022 represented the 2021-2025 performance-based units awarded in 2021. These units were awarded instead of the traditional annual performance unit awards with three-year performance periods due to continued uncertainty related to the COVID-19 pandemic. The number of performance units issuable under the 2021-2025 performance-based unit awards are contingently based upon three separate financial performance targets which can vest over a three to five-year period. The performance targets become incrementally higher over the five-year period. The 2021-2025 performance-based unit awards and related forfeitable distribution-equivalent units will be paid out in limited partnership units upon the achievement of each target in the first quarter following the year the target was earned. The first opportunity for units to be paid out under the 2021-2025 performance-based unit awards will be in the first quarter of 2024.

The effect of outstanding performance unit awards, for which the performance conditions had been met, have been included in the diluted earnings per unit calculation for the year ended December 31, 2022.

The vested performance units for the year ended December 31, 2022 represented performance-based other units awarded in 2020 to incentivize optimal executive performance in light of the effects of the COVID-19 pandemic. The number of units issuable were contingently based upon the level of attainment of various performance objectives over a six-month period with the awards payable in limited partnership units following the one-year anniversary of the six-month performance period, which occurred in the first quarter of 2022. These unit awards did not earn distribution-equivalent units.

As of December 31, 2022, unamortized compensation expense related to unvested performance unit awards was $20.6 million, which is expected to be amortized over a weighted average period of 1.7 years. The fair value of the performance units is based on the unit price the day before the date of grant. We assess the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2021	228	$49.44
Granted	241	$52.65
Forfeited	(7)	$53.82
Vested	(121)	$49.02
Unvested restricted units at December 31, 2022	341	$51.77

As of December 31, 2022, 212,273 of our outstanding restricted units vest evenly over an approximate three-year period, 107,274 units outstanding vest following an approximate three-year cliff vesting period, and 21,235 units outstanding vest under alternate vesting schedules, all of which approximate three years. Restrictions on our restricted unit awards lapse upon vesting. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which when the units are fully vested, are payable in cash. As of December 31, 2022, the amount of forfeitable distribution equivalents accrued totaled $0.3 million; $0.1 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.1 million of which was classified as non-current and recorded within "Other Liabilities".

As of December 31, 2022, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $10.2 million, which is expected to be amortized over a weighted average period of 1.9 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	118	$35.27
Exercised	(27)	$29.53
Options outstanding at December 31, 2022	91	$36.95
Options exercisable, end of year	91	$36.95	0.2 years	$399

Unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. Outstanding unit options vested over three years and have a maximum term of ten years. As of December 31, 2022, we had 90,928 fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The exercise price of the unit options outstanding was $36.95 as of December 31, 2022. The total intrinsic value of unit options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $2.0 million, and $0.0 million, respectively.

We have a policy of issuing limited partnership units from treasury to satisfy unit option exercises, and we expect our treasury unit balance to be sufficient for 2023 based on estimates of unit option exercises for that period.

Unit Repurchase Plan
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. The unit repurchase program is subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we may repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase program. The unit repurchase program does not obligate the Partnership to repurchase any minimum dollar amount or specific number of units, and the program may be modified, suspended or discontinued at any time.

There were 4.5 million limited partnership units repurchased during the year ended December 31, 2022 at an average price of $41.28 per limited partner unit for an aggregate amount of $187.4 million. There was $62.6 million of remaining availability under the repurchase program as of December 31, 2022. There were no unit repurchases in 2021 or 2020.

(9) Retirement Plans:
We have trusteed, noncontributory retirement plans for most of our full-time employees. Contributions are discretionary and amounts accrued were approximately $4.8 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2020, we did not make any discretionary contributions due to the effects of the COVID-19 pandemic on our financial performance. Additionally, we have a trusteed, contributory retirement plan for most of our full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit. Matching contributions, net of forfeitures, approximated $5.7 million, $4.7 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In addition, approximately 260 employees are covered by union-sponsored, multi-employer pension plans for which approximately $2.1 million, $1.9 million and $2.0 million were contributed for the years ended December 31, 2022, 2021 and 2020, respectively. A union representing approximately 15 employees is expected to decertify in 2023. The related withdrawal liability is expected to be immaterial.

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

The 2022 tax provision totaled $64.0 million, which consisted of a $14.4 million provision for the PTP tax and a $49.6 million provision for income taxes. This compared with a 2021 tax provision of $20.0 million, which consisted of a $10.3 million provision for the PTP tax and a $9.7 million provision for income taxes, and a 2020 tax benefit of $137.9 million, which consisted of a $2.5 million provision for the PTP tax and a $140.4 million benefit for income taxes. The calculation of the tax provision (benefit) involves significant estimates and assumptions. Actual results could differ from those estimates.

Significant components of income (loss) before taxes for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Domestic	$327,897	$(3,603)	$(675,746)
Foreign	43,760	(24,880)	(52,412)
Total income (loss) before taxes	$371,657	$(28,483)	$(728,158)
The provision (benefit) for income taxes was comprised of the following for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Current federal	$22,912	$(21,438)	$(61,726)
Current state and local	2,799	1,395	(3,747)
Current foreign	19,456	2,896	(32,987)
Total current	45,167	(17,147)	(98,460)
Deferred federal, state and local	6,113	17,870	(43,220)
Deferred foreign	(1,728)	9,018	1,287
Total deferred	4,385	26,888	(41,933)
Total provision (benefit) for income taxes	$49,552	$9,741	$(140,393)

The provision (benefit) for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income (loss) before taxes. The sources and tax effects of the differences were as follows:

(In thousands)	2022	2021	2020
Income tax provision based on the U.S. federal statutory tax rate	$78,048	$(5,981)	$(152,913)
Partnership (income) loss not subject to corporate income tax	(38,556)	257	47,631
State and local taxes, net	8,154	776	(20,594)
Valuation allowance	9	14,619	3,150
Expired foreign tax credits	—	888	2,253
Tax credits	(1,483)	(901)	(426)
Change in U.S. tax law	(107)	(1,326)	(17,983)
Foreign currency translation losses (gains)	4,754	1,143	(1,455)
Nondeductible expenses and other	(1,267)	266	(56)
Total provision (benefit) for income taxes	$49,552	$9,741	$(140,393)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 were as follows:

(In thousands)	2022	2021
Deferred tax assets:
Compensation	$14,817	$11,835
Accrued expenses	4,135	5,051
Foreign tax credits	11,467	8,392
Tax attribute carryforwards	13,823	20,580
Derivatives	—	5,021
Foreign currency translation	5,313	2,523
Deferred revenue	1,911	3,539
Lease liability	19,037	—
Deferred tax assets	70,503	56,941
Valuation allowance	(24,228)	(24,374)
Net deferred tax assets	46,275	32,567
Deferred tax liabilities:
Property	(76,871)	(78,062)
Intangibles	(20,170)	(20,988)
Right-of-use asset	(18,646)	—
Deferred tax liabilities	(115,687)	(99,050)
Net deferred tax liability	$(69,412)	$(66,483)

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

As of December 31, 2022, we recorded a $24.2 million valuation allowance related to two items, $11.5 million related to foreign tax credits and $12.7 million related to other tax attribute carryforwards. The valuation allowance related to foreign tax credits equaled the entire $11.5 million deferred tax asset for foreign tax credit carryforwards. We do not expect to fully realize the foreign tax credit carryforwards primarily due to the U.S. statutory rate being less than the Canadian statutory tax rate. The amount recorded represented a $3.1 million increase in the valuation allowance from 2021.

The valuation allowance related to other tax attributes is the sum of $10.4 million and $2.3 million and related to $11.5 million of state net operating loss carryforwards and $2.3 million of Canadian capital loss carryforwards, respectively. We do not expect to fully realize all of the unused state net operating loss carryforwards before they expire from 2025 to 2041. This represented a $3.1 million decrease in the valuation allowance from 2021 due to income in the corporate subsidiaries. The valuation allowance relating to Canadian capital losses equals the total amount generated during 2021. We do not expect to use these capital losses as they are only available to offset Canadian capital gain. The amount recorded for Canadian capital losses represented a $0.1 million decrease in valuation allowance from 2021.

The CARES Act resulted in various changes to the U.S. tax law, including, among other things, allowing net operating losses arising in tax years 2018 through 2020 to be carried back to the preceding five taxable years and removing the limitation that such losses only offset 80% of taxable income. As a result of these changes, we received U.S. tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years. We received refunds of $77.1 million during the second quarter of 2022 and an additional $2.5 million during the fourth quarter of 2022. We also received $11.1 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada during the first quarter of 2022. The refunds were recorded within "Current income tax receivable" in the consolidated balance sheet as of December 31, 2021.

We have recorded a deferred tax liability of $1.2 million and $3.3 million as of December 31, 2022 and December 31, 2021, respectively, to account for foreign currency translation adjustments in other comprehensive income.

Our unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

We are subject to taxation in the U.S., Canada and various state and local jurisdictions. Our tax returns are subject to examination by state and federal tax authorities. With few exceptions, we are no longer subject to examination by the major taxing authorities for tax years before 2018.

(11) Lease Commitments:
Our most significant lease commitment is for the land at California's Great America, which we sold on June 27, 2022. Concurrently with the sale of the land, we entered into a lease contract that allows us to operate the park during a six-year term, and we have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. The annual base rent under the lease liability was initially $12.2 million and will increase by 2.5% per year. Upon commencement of the lease, we recognized a right-of-use asset and lease liability equal to the annual base rent for the initial six-year term. Upon termination of the lease, we will close existing park operations and remove the rides and attractions from the land. As of December 31, 2022, we included estimated lease payments to dismantle and remove rides and attractions totaling $12.9 million within the right-of-use asset and lease liability. The discount rate used to determine the present value of the future lease payments was our incremental borrowing rate. We sublease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease payments were prepaid, and the corresponding income is being recognized over the lease term, or through 2027. The annual lease income recognized is immaterial.

Other significant lease commitments include corporate office space in Charlotte, North Carolina and the land on which Schlitterbahn Waterpark Galveston is located. The corporate office space is generally leased through 2029. The Schlitterbahn Waterpark Galveston land lease has an initial term through 2024 with renewal options at our discretion through 2049, which we have concluded we are reasonably certain to exercise. We have also entered into various operating leases for office equipment, vehicles, storage and revenue-generating assets.

Total lease cost and related supplemental information for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
(In thousands, except for lease term and discount rate)	2022	2021	2020
Operating lease expense	$9,857	$2,711	$2,797
Variable lease expense	972	872	173
Short-term lease expense	8,769	7,563	2,205
Sublease income	(715)	—	—
Total lease cost	$18,883	$11,146	$5,175

Weighted-average remaining lease term	6.7 years	14.1 years	16.8 years
Weighted-average discount rate	3.7%	3.7%	4.1%
Operating cash flows for operating leases	$9,034	$2,299	$2,679
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$85,789	$4,914	$1,769

Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of December 31, 2022 are included below:

(In thousands)	December 31, 2022
Undiscounted cash flows
2023	$15,256
2024	15,039
2025	15,251
2026	15,316
2027	15,325
Thereafter	31,836
Total	$108,023

Present value of cash flows
Current lease liability	$12,043
Lease Liability	81,757
Total	$93,800

Difference between undiscounted cash flows and discounted cash flows	$14,223

(12) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2022 and December 31, 2021 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$432	$432	$478	$478
Interest rate swaps	Derivative Liability	Level 2	—	—	$(20,086)	$(20,086)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	—	—	$(264,250)	$(257,644)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(985,000)	$(1,000,000)	$(1,035,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(476,250)	$(500,000)	$(513,750)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(291,000)	$(300,000)	$(319,125)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(446,250)	$(500,000)	$(513,750)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $31.8 million and $45.3 million as of December 31, 2022 and December 31, 2021, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 or December 31, 2021.

(13) Subsequent Events:
On February 10, 2023, we further amended the 2017 Credit Agreement to extend the maturity date of our senior secured revolving credit facility, convert the existing LIBOR-based interest rate for our senior secured revolving credit facility to the applicable Secured Overnight Financing Rate ("SOFR"), and make other certain amendments to provide greater covenant flexibility, including modifying the requirement for the financial maintenance covenant to only be applicable at the end of any fiscal quarter in which revolving credit borrowings are outstanding. Following this amendment, the senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200.0 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200.0 million of the 2027 senior notes remain outstanding as of that date. In addition, the senior secured revolving credit facility will bear interest at SOFR plus 350 bps.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership; see Note 1.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our Proxy Statement to be used in connection with the annual meeting of limited partner unitholders to be held in May 2023 (the "Proxy Statement") under the captions "Proposal One. Election of Directors", "Board Committees", and, if required, "Delinquent Section 16(a) Reports".

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Information about our Executive Officers" in Item 1 of Part I and is incorporated herein by reference.

C. Code of Ethics and Certifications:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, we have adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available on our Investor Relations website (www.ir.cedarfair.com).

We submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 15, 2022, stating that we were in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan (see Note 8) as of December 31, 2022:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,181,686	$36.95	1,435,133
Equity compensation plans not approved by unitholders	—	—	—
Total	1,181,686	$36.95	1,435,133

(1)The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable, as well as unit options outstanding.

(2)The weighted average price in column (b) represents the weighted average price of 90,928 unit options outstanding. Performance awards and deferred unit awards are excluded from column (b).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	29
(ii)	Consolidated Balance Sheets - December 31, 2022 and 2021	31
(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended December 31, 2022, 2021, and 2020	32
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020	34
(v)	Consolidated Statements of Partners' Deficit - Years ended December 31, 2022, 2021, and 2020	33
(vi)	Notes to Consolidated Financial Statements - December 31, 2022, 2021, and 2020	36

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

4.8	Description of Registrant's Securities. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.

Exhibit Number	Description

10.1	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.2	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)
10.3	2008 Omnibus Incentive Plan Form of Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed March 28, 2012. (+)
10.4
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-09444) filed on May 9, 2014. (+)

10.5
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

10.7	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 14, 2016. (+)
10.8
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

10.9
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on October 5, 2017. (+)

10.10
Employment Agreement, dated October 4, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A Ouimet. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on October 5, 2017. (+)

10.11
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Restricted Unit Award Declaration. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-09444) filed November 2, 2017. (+)

10.12
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 19, 2017. (+)

10.13
2016 Omnibus Incentive Plan (Fall 2017 Version) Form of Performance Unit Award Declaration. Incorporated herein by reference to Exhibit 10.22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 23, 2018. (+)

10.14
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

10.15
Transition Agreement, dated December 18, 2019, by and among Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Matthew A. Ouimet. Incorporated herein by reference to Exhibit 10.20 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.(+)

10.16
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

10.17
2016 Omnibus Incentive Plan Form of Other Unit Incentive Award Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 28, 2020. (+)

10.18
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

10.19
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.20
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

Exhibit Number	Description

10.21
Transition and Release Agreement, dated June 8, 2021, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Duffield E. Milkie. Incorporate herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 9, 2021. (+)

10.22
Amendment No. 4, dated as of December 15, 2021, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Form 10-K (File No. 001-09444) filed on February 18, 2022.

10.23
Amendment No. 5, dated as of February 7, 2022, to the Amended and Restated Credit Agreement, dated as of April 13, 2017, among Cedar Fair, Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022.

10.24
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.25
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.26
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.27
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.28
Contract of Sale, dated June 27, 2022, entered into by and between California’s Great America, LLC and Prologis, L.P. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 27, 2022.

10.29
Transition and Release Agreement, dated August 7, 2022, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Craig Heckman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 10, 2022. (+)

10.30
Amendment No. 6, dated February 10, 2023, to the Amended and Restated Credit Agreement, dated April 13, 2017, among Cedar Fair, L.P., Magnum, Cedar Canada and Millennium, as borrowers, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on February 10, 2023.

10.31	Cedar Fair, L.P. Executive and Management Severance Plan dated November 10, 2022. (+)
10.32	Offer Letter of Employment, Agreed and Accepted November 8, 2021, between Cedar Fair, L.P. and Brian Nurse. (+)
10.33	Cedar Fair, L.P. 2016 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. (+)
21	Subsidiaries of Cedar Fair, L.P.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 18, 2022.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 17, 2023
By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	Director, President and Chief Executive Officer	February 17, 2023
	Richard A. Zimmerman	(Principal Executive Officer)

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 17, 2023
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 17, 2023
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	February 17, 2023
Daniel J. Hanrahan

/S/	Louis Carr	Director	February 17, 2023
Louis Carr

/S/	Gina D. France	Director	February 17, 2023
Gina D. France

/S/	Michelle M. Frymire	Director	February 17, 2023
Michelle M. Frymire

/S/	Jennifer Mason	Director	February 17, 2023
Jennifer Mason

/S/	D. Scott Olivet	Director	February 17, 2023
D. Scott Olivet

/S/	Matthew A. Ouimet	Director	February 17, 2023
Matthew A. Ouimet

/S/	Carlos A. Ruisanchez	Director	February 17, 2023
Carlos A. Ruisanchez