Form 10-Q
period 2023-03-26
CEDAR FAIR L P
filed 2023-05-04
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of April 28, 2023
Depositary Units (Representing Limited Partner Interests)	51,327,668
Page 1 of 24 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 26, 2023	December 31, 2022	March 27, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$33,562	$101,189	$49,963
Receivables	54,386	70,926	61,454
Inventories	56,790	45,297	39,269
Prepaid insurance	9,927	12,570	8,042
Current income tax receivable	1,391	—	77,212
Other current assets	28,107	13,777	28,624
	184,163	243,759	264,564
Property and Equipment:
Land	286,895	287,968	444,207
Land improvements	491,777	492,324	487,653
Buildings	930,054	930,850	855,436
Rides and equipment	2,033,143	2,030,640	1,994,480
Construction in progress	119,971	75,377	90,555
	3,861,840	3,817,159	3,872,331
Less accumulated depreciation	(2,240,995)	(2,234,800)	(2,126,499)
	1,620,845	1,582,359	1,745,832
Goodwill	262,273	263,206	268,117
Other Intangibles, net	48,707	48,950	50,185
Right-of-Use Asset	89,681	92,966	16,176
Other Assets	4,072	4,657	5,426
	$2,209,741	$2,235,897	$2,350,300
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$66,196	$54,983	$57,838
Deferred revenue	198,532	162,711	224,215
Accrued interest	49,432	32,173	51,133
Accrued taxes	12,405	35,329	9,084
Accrued salaries, wages and benefits	23,942	53,332	24,242
Self-insurance reserves	27,384	27,766	24,268
Other accrued liabilities	33,627	30,678	16,310
	411,518	396,972	407,090
Deferred Tax Liability	62,679	69,412	53,609
Derivative Liability	—	—	5,884
Lease Liability	79,273	81,757	13,289
Other Liabilities	11,236	11,203	10,933
Long-Term Debt:
Revolving credit loans	170,000	—	125,000
Term debt	—	—	259,246
Notes	2,268,275	2,268,155	2,262,830
	2,438,275	2,268,155	2,647,076
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(8)	(4)	(8)
Limited partners, 51,502, 52,563 and 57,042 units outstanding as of March 26, 2023, December 31, 2022 and March 27, 2022, respectively	(815,254)	(612,497)	(804,659)
Accumulated other comprehensive income	16,732	15,609	11,796
	(793,240)	(591,602)	(787,581)
	$2,209,741	$2,235,897	$2,350,300

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended
	March 26, 2023	March 27, 2022
Net revenues:
Admissions	$39,529	$49,436
Food, merchandise and games	32,064	36,715
Accommodations, extra-charge products and other	12,961	12,684
	84,554	98,835
Costs and expenses:
Cost of food, merchandise, and games revenues	10,381	10,824
Operating expenses	133,340	119,850
Selling, general and administrative	46,465	40,786
Depreciation and amortization	13,681	9,599
Loss on impairment / retirement of fixed assets, net	3,636	1,548
	207,503	182,607
Operating loss	(122,949)	(83,772)
Interest expense	32,129	38,123
Net effect of swaps	—	(14,202)
Loss on foreign currency	3,999	15
Other income	(441)	(49)
Loss before taxes	(158,636)	(107,659)
Benefit for taxes	(24,090)	(19,150)
Net loss	(134,546)	(88,509)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(134,545)	$(88,508)

Net loss	$(134,546)	$(88,509)
Other comprehensive income, (net of tax):
Foreign currency translation	1,123	2,853
Other comprehensive income, (net of tax)	1,123	2,853
Total comprehensive loss	$(133,423)	$(85,656)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	51,645	56,678
Net loss per limited partner unit	$(2.61)	$(1.56)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	51,645	56,678
Net loss per limited partner unit	$(2.61)	$(1.56)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net loss	—	(88,508)	(1)	—	—	(88,509)
Limited partnership units related to equity-based compensation	188	(1,458)	—	—	—	(1,458)
Tax effect of units involved in treasury unit transactions	—	(1,979)	—	—	—	(1,979)
Foreign currency translation adjustment, net of tax $(425)	—	—	—	—	2,853	2,853
Balance as of March 27, 2022	57,042	$(804,659)	$(8)	$5,290	$11,796	$(787,581)

Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net loss	—	(134,545)	(1)	—	—	(134,546)
Repurchase of limited partnership units	(1,246)	(54,646)	(3)	—	—	(54,649)
Partnership distribution declared ($0.300 per unit)	—	(15,568)	—	—	—	(15,568)
Limited partnership units related to equity-based compensation	185	2,255	—	—	—	2,255
Tax effect of units involved in treasury unit transactions	—	(253)	—	—	—	(253)
Foreign currency translation adjustment, net of tax $656	—	—	—	—	1,123	1,123
Balance as of March 26, 2023	51,502	$(815,254)	$(8)	$5,290	$16,732	$(793,240)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 26, 2023	March 27, 2022
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(134,546)	$(88,509)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	13,681	9,599
Non-cash foreign currency loss on USD notes	3,756	—
Non-cash equity based compensation expense	5,053	3,658
Non-cash deferred income tax benefit	(6,047)	(13,469)
Net effect of swaps	—	(14,202)
Other non-cash expenses	4,287	3,802
Changes in assets and liabilities:
(Increase) decrease in receivables	16,465	693
(Increase) decrease in inventories	(11,550)	(7,107)
(Increase) decrease in tax receivable/payable	(24,169)	6,902
(Increase) decrease in other assets	(10,421)	(12,620)
Increase (decrease) in accounts payable	9,703	(5,150)
Increase (decrease) in deferred revenue	35,661	36,173
Increase (decrease) in accrued interest	17,259	19,121
Increase (decrease) in accrued salaries, wages and benefits	(29,344)	(29,621)
Increase (decrease) in other liabilities	3,069	(4,636)
Net cash for operating activities	(107,143)	(95,366)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(54,697)	(33,981)
Net cash for investing activities	(54,697)	(33,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	170,000	125,000
Repurchase of limited partnership units	(54,851)	—
Distributions paid to partners	(15,568)	—
Payment of debt issuance costs	(2,353)	—
Payments related to tax withholding for equity compensation	(2,798)	(5,114)
Other	(253)	(1,980)
Net cash from financing activities	94,177	117,906
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	285
CASH AND CASH EQUIVALENTS
Net decrease for the period	(67,627)	(11,156)
Balance, beginning of period	101,189	61,119
Balance, end of period	$33,562	$49,963
SUPPLEMENTAL INFORMATION
Cash payments for interest	$14,154	$16,469
Interest capitalized	1,747	608
Net cash payments (refunds) for income taxes	5,351	(10,559)
Capital expenditures in accounts payable	16,274	16,420
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

(1) Significant Accounting Policies:
Significant Accounting Policies
Our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which were included in the Form 10-K filed on February 17, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

(2) Interim Reporting:
We are one of the largest regional amusement park operators in the world with 13 properties in our portfolio consisting of amusement parks, water parks and complementary resort facilities. Our parks operate seasonally except for Knott's Berry Farm, which is open daily on a year-round basis. Our seasonal parks are generally open daily from Memorial Day until Labor Day. Outside of daily operations, our seasonal parks are open during select weekends, including at most properties in the fourth quarter for Halloween and winter events. As a result, a substantial portion of our revenues from these seasonal parks are generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

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

	Three months ended
(In thousands)	March 26, 2023	March 27, 2022
In-park revenues	$68,303	$85,535
Out-of-park revenues	19,225	16,492
Concessionaire remittance	(2,974)	(3,192)
Net revenues	$84,554	$98,835
Due to our highly seasonal operations, a substantial portion of our revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with that product. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. We do not typically provide for refunds or returns.

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

Due to the effects of the COVID-19 pandemic and to ensure our passholders received a full season of access, Knott's Berry Farm offered a day-for-day extension of the validity of its 2020 and 2021 season-long products into calendar year 2022 for every day the park was closed in 2021. The extension for the 2020 and 2021 season-long products at Knott's Berry Farm concluded and all related revenue was recognized by the end of the second quarter of 2022. Canada's Wonderland also extended the validity of its 2020 and 2021 season-long products into calendar year 2022, specifically through Labour Day, or September 5, 2022. All Canada's Wonderland 2020 and 2021 season-long product revenue was recognized by the end of the third quarter of 2022. In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Of the $162.7 million of current deferred revenue recorded as of January 1, 2023, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $13 million of the current deferred revenue balance as of January 1, 2023 was recognized during the three months ended March 26, 2023. As of March 26, 2023 and March 27, 2022, we had recorded $9.5 million and $9.8 million of non-current deferred revenue, respectively, which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of March 26, 2023, December 31, 2022 and March 27, 2022, we recorded a $7.9 million, $5.8 million and $8.0 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. We concluded no indicators of impairment existed during the first three months of 2023 and 2022, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of assets" in the unaudited condensed consolidated statement of operations and comprehensive income during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term, see below. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach.

Under the lease contract entered into in connection with selling the land at California's Great America, we can continue to operate the park during a six-year term, and we have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. Upon termination of the lease, we will close existing park operations and remove the rides and attractions from the land. The annual base rent under the lease initially was $12.2 million and will increase by 2.5% per year. Upon commencement of the lease, we recognized a right-of-use asset and lease liability equal to the annual base rent for the initial six-year term and estimated lease payments totaling $12.8 million to dismantle and remove rides and attractions upon termination of the lease. The discount rate used to determine the present value of the future lease payments was our incremental borrowing rate.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during the first three months of 2023 and 2022, respectively. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the then-anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027.

Changes in the carrying value of goodwill for the three months ended March 26, 2023 and March 27, 2022 were:

(In thousands)	Goodwill
Balance as of December 31, 2022	$263,206
Foreign currency translation	(933)
Balance as of March 26, 2023	$262,273

Balance as of December 31, 2021	$267,232
Foreign currency translation	885
Balance as of March 27, 2022	$268,117

As of March 26, 2023, December 31, 2022, and March 27, 2022, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 26, 2023
Other intangible assets:
Trade names	$48,411	$(86)	$48,325
License / franchise agreements	1,243	(861)	382
Total other intangible assets	$49,654	$(947)	$48,707

December 31, 2022
Other intangible assets:
Trade names	$48,619	$(63)	$48,556
License / franchise agreements	4,293	(3,899)	394
Total other intangible assets	$52,912	$(3,962)	$48,950

March 27, 2022
Other intangible assets:
Trade names	$49,712	$—	$49,712
License / franchise agreements	4,271	(3,798)	473
Total other intangible assets	$53,983	$(3,798)	$50,185

(6) Long-Term Debt:
Long-term debt as of March 26, 2023, December 31, 2022, and March 27, 2022 consisted of the following:

(In thousands)	March 26, 2023	December 31, 2022	March 27, 2022

Revolving credit facility	$170,000	$—	$125,000
U.S. term loan averaging 2.56% in 2022; 1.88% YTD 2022 (1)	—	—	264,250
Notes
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,470,000	2,300,000	2,689,250
Less current portion	—	—	—
	2,470,000	2,300,000	2,689,250
Less debt issuance costs and original issue discount	(31,725)	(31,845)	(42,174)
	$2,438,275	$2,268,155	$2,647,076
(1)     The average interest rates do not reflect the effect of interest rate swap agreements; see Note 7. The full year 2022 interest rate reflects borrowings prior to full repayment of the term loan facility during the third quarter of 2022.

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured revolving credit facility and which included a senior secured term loan facility.

As of March 26, 2023, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 basis points ("bps") with a SOFR adjustment of 10 bps per annum and a floor of zero, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and is collateralized by substantially all of the assets of the Partnership. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. Prior to an amendment entered into on February 10, 2023, borrowings under the senior secured revolving credit facility bore interest at London InterBank Offered Rate ("LIBOR") plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and matured in December 2023. The maximum outstanding revolving credit facility balance during the first three months of 2023 was $170.0 million, and there was $170.0 million outstanding under the revolving credit facility as of March 26, 2023. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, we had $110.1 million of availability under our revolving credit facility as of March 26, 2023.

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

During 2022, we made the remaining $264.3 million of principal payments on the senior secured term loan facility, fully repaying the term loan facility. Prior to repayment, the term loan facility was scheduled to mature on April 15, 2024 and bore interest at LIBOR plus 175 bps.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio calculated as Total First Lien Senior Secured Debt-to-Consolidated EBITDA. The ratio was set at 4.50x through the first quarter of 2023. The ratio will step down to 4.00x for the second quarter of 2023 and will step down further to 3.75x for the third quarter of 2023 and future quarters. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 26, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of March 26, 2023.

(7) Derivative Financial Instruments:
Derivative financial instruments are used within our overall risk management program to manage certain interest rate and foreign currency risks. When we use a derivative instrument to hedge exposure to variable interest rate changes, we are exposed to counterparty credit risk, in particular the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that we believe poses minimal credit risk. We do not use derivative financial instruments for trading purposes.

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

(In thousands)	Balance Sheet Location	March 26, 2023	December 31, 2022	March 27, 2022
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Derivative Liability	$—	$—	$(5,884)
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive loss.

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 26, 2023, December 31, 2022, and March 27, 2022 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 26, 2023		December 31, 2022		March 27, 2022
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$366	$366	$432	$432	$474	$474
Interest rate swaps	Derivative Liability	Level 2	—	—	—	—	$(5,884)	$(5,884)
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	—	—	—	—	$(264,250)	$(260,286)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(987,500)	$(1,000,000)	$(985,000)	$(1,000,000)	$(1,015,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(476,875)	$(500,000)	$(476,250)	$(500,000)	$(493,750)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(290,250)	$(300,000)	$(291,000)	$(300,000)	$(304,500)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(456,250)	$(500,000)	$(446,250)	$(500,000)	$(486,250)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $31.7 million, $31.8 million and $42.2 million as of March 26, 2023, December 31, 2022 and March 27, 2022, respectively.

Fair values of the interest rate swap agreements are determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 26, 2023, December 31, 2022 or March 27, 2022.

(9) Loss per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended
(In thousands, except per unit amounts)	March 26, 2023	March 27, 2022
Basic weighted average units outstanding	51,645	56,678
Diluted weighted average units outstanding	51,645	56,678
Net loss per unit - basic	$(2.61)	$(1.56)
Net loss per unit - diluted	$(2.61)	$(1.56)
There were approximately 0.6 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for both the three month periods ended March 26, 2023 and March 27, 2022 as their effect would have been anti-dilutive due to the net loss in the periods.

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

During the second quarter of 2022, we received $77.1 million in tax refunds attributable to the net operating loss in tax year 2020 being carried back to prior years in the United States. We received $11.1 million in tax refunds attributable to the net operating loss of our Canadian corporate subsidiary being carried back to prior years in Canada during the first quarter of 2022. The U.S. refunds were recorded as a receivable as of March 27, 2022.

Additional benefits from the Coronavirus Aid, Relief, and Economic Security Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of March 27, 2022, the current portion of the deferral was recorded in "Accrued salaries, wages and benefits" within the unaudited condensed consolidated balance sheet.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. We recognize interest and penalties related to unrecognized tax benefits as income tax expense.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CAMT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. We will not be subject to CAMT as our reported earnings for each of the past three years did not exceed $1 billion.

(11) Partners' Equity:
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.2 million limited partnership units repurchased during the three months ended March 26, 2023 at an average price of $43.84 per limited partner unit for an aggregate amount of $54.6 million. There was $8.0 million of remaining availability under the repurchase program as of March 26, 2023. We repurchased units representing the remaining availability under the 2022 repurchase program during April 2023. There were no unit repurchases during the three months ended March 27, 2022.

Unit repurchases were subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we could repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases were based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase program. The Partnership was not obligated to repurchase any minimum dollar amount or specific number of units, and could modify, suspend, or discontinue the program at any time.

(12) Subsequent Event:
On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an aggregate amount of not more than $250 million.

Unit repurchases will be subject to Rule 10b-18 of the Securities Exchange Act of 1934. Subject to applicable rules and regulations, we can repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other corporate considerations. No limit was placed on the duration of the repurchase authorization. The Partnership is not obligated to repurchase any minimum dollar amount or specific number of units, and can modify, suspend, or discontinue the program at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview and Operations Update:
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

The novel coronavirus (COVID-19) pandemic had a material impact on our business in 2020 and 2021, including closing our properties for several months. Each of our properties opened for the 2022 operating season as planned and without restrictions. We currently anticipate continuing to operate without restrictions for the 2023 operating season. However, we have and may continue to adjust future park operating calendars as we respond to changes in guest demand, labor availability and any federal, provincial, state and local restrictions. Our future operations are dependent on factors beyond our knowledge or control, including any future actions taken to contain COVID-19 and changing risk tolerances of our employees and guests regarding health matters.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the first quarter of 2023, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations:
We believe the following operational measures are key performance metrics in our managerial and operational reporting. They are used as major factors in significant operational decisions as they are primary drivers of our financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending and out-of-park revenues are non-GAAP measures.
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
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements; see Note 3 for a reconciliation of in-park revenues and out-of-park revenues to net revenues.

Three months ended March 26, 2023 vs. Three months ended March 27, 2022
Operating results for the first quarter typically represent approximately 5% of our full-year net revenues and attendance. First quarter results include normal off-season operating, maintenance and administrative expenses at our seasonal amusement and water parks, daily operations at Knott's Berry Farm which is open year-round, limited operating days at a few of our seasonal amusement parks, and some out-of-park attractions, including limited hotel operations. The current three-month period included 161 operating days compared with 130 operating days for the three-month period ended March 27, 2022. The 31 operating day increase was attributable to additional operating days in January and February at Carowinds, Kings Dominion and California's Great America. These additional days were offset by 12 operating day closures due to inclement weather. Of these 12 closed operating days, ten occurred at our parks in California, Knott's Berry Farm and California's Great America. Both parks experienced unusually inclement weather in the current quarter.

The following table presents key financial information for the three months ended March 26, 2023 and March 27, 2022:

	Three months ended		Increase (Decrease)
	March 26, 2023	March 27, 2022	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$84,554	$98,835	$(14,281)	(14.4)%
Operating costs and expenses	190,186	171,460	18,726	10.9%
Depreciation and amortization	13,681	9,599	4,082	42.5%
Loss on impairment / retirement of fixed assets, net	3,636	1,548	2,088	N/M
Operating loss	$(122,949)	$(83,772)	$(39,177)	46.8%

Other Data:
Attendance	1,059	1,453	(394)	(27.1)%
In-park per capita spending	$64.47	58.86	$5.61	9.5%
Out-of-park revenues	$19,225	$16,492	$2,733	16.6%
Operating days	161	130	31	23.8%

N/M        Not meaningful due to the nature of the expense line-item.
For the three months ended March 26, 2023, net revenues totaled $84.6 million compared with $98.8 million for the three months ended March 27, 2022. The decrease in net revenues reflected the impact of a 0.4 million-visit decrease in attendance partially offset by a 9.5% increase in in-park per capita spending to $64.47, and a 16.6%, or $2.7 million, increase in out-of-park revenues. The decrease in attendance was largely due to inclement weather significantly impacting approximately 30% of year-to-date 2023 operating days, as well as additional prior period season pass visitation attributable to the extension of 2020 and 2021 season-long products at Knott's Berry Farm through May 2022. The decrease in attendance was somewhat offset by incremental attendance related to additional operating days at select parks. The increase in in-park per capita spending was attributable to higher levels of guest spending on admissions and food and beverage and merchandise products. The increase in admissions spending was driven by higher pricing, a lower season pass mix and an increase in revenue recognized per season pass visit. The increase in food and beverage and merchandise spending was primarily driven by an increase in average transactions per guest. The increase in out-of-park revenues was attributable to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations, offset somewhat by a decrease in out-of-park revenues at Knott's Berry Farm which was impacted by inclement weather. The decrease in net revenues was not materially impacted by foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended March 26, 2023 increased to $190.2 million from $171.5 million for the three months ended March 27, 2022. This was the result of a $13.5 million increase in operating expenses and a $5.7 million increase in selling, general and administrative ("SG&A") expenses partially offset by a $0.4 million decrease in cost of goods sold. The increase in operating expenses was primarily due to the timing of maintenance supply and labor costs in preparation for the 2023 operating season, incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America, and increased health benefit costs attributable to a planned increase in associate head count. The increase in SG&A expenses was attributable to higher full-time wages driven by a planned increase in associate head count and equity compensation expense, and to a lesser extent, an increase in advertising costs partially attributable to more operating days during the first quarter of 2023. Cost of goods sold decreased as a result of less sales volume. Cost of goods sold as a percentage of food, merchandise and games revenue increased approximately 3%. The increase in operating costs and expenses included a $0.6 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended March 26, 2023 increased $4.1 million compared with the three months ended March 27, 2022 due to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America, and a higher percentage of total planned operating days in the first quarter of 2023 compared with the percentage of total planned operating days in the first quarter of

2022. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After the items above, operating loss for the three months ended March 26, 2023 totaled $122.9 million compared with $83.8 million for the three months ended March 27, 2022.

Interest expense for the three months ended March 26, 2023 decreased $6.0 million as a result of the repayment of our senior secured term loan facility and the related termination of our interest rate swap agreements during the third quarter of 2022. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a benefit to earnings of $14.2 million for the three months ended March 27, 2022 representing the change in fair value of our swap portfolio. During the current period, we recognized a $4.0 million net charge to earnings for foreign currency gains and losses primarily representing the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended March 26, 2023, a benefit for taxes of $24.1 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $19.2 million for the three months ended March 27, 2022. The increase in benefit for taxes was primarily attributable to a higher pretax loss from our taxable subsidiaries in the current period.

After the items above, net loss for the three months ended March 26, 2023 totaled $134.5 million, or $2.61 per diluted limited partner unit, compared with $88.5 million, or $1.56 per diluted limited partner unit, for the three months ended March 27, 2022.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 26, 2023 and March 27, 2022.

	Three months ended
(In thousands)	March 26, 2023	March 27, 2022
Net loss	$(134,546)	$(88,509)
Interest expense	32,129	38,123
Interest income	(514)	(42)
Benefit for taxes	(24,090)	(19,150)
Depreciation and amortization	13,681	9,599
EBITDA	(113,340)	(59,979)
Net effect of swaps	—	(14,202)
Non-cash foreign currency loss	3,703	14
Non-cash equity compensation expense	5,053	3,658
Loss on impairment / retirement of fixed assets, net	3,636	1,548
Other (1)	(116)	545
Adjusted EBITDA	$(101,064)	$(68,416)
(1)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance and related benefits. This balance also includes unrealized gains and losses on short-term investments.

For the three months ended March 26, 2023, Adjusted EBITDA loss increased $32.6 million compared with the three months ended March 27, 2022. The Adjusted EBITDA loss was greater due to a decrease in net revenues driven by a decline in attendance, which was impacted by unusually inclement weather in California, and an increase in costs in the current period, particularly for maintenance, labor and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, capital expenditures, interest payments, partnership distributions, income tax obligations, and recently, limited partnership unit repurchases. As of March 26, 2023, we had cash on hand of $33.6 million and availability under our revolving credit facility of $110.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the second quarter of 2024.

Management is focused on driving profitable and sustainable growth in the business, while maintaining a strong balance sheet and returning capital to our unitholders. We expect to invest between $185 million and $200 million in capital expenditures for the 2023 operating season, which includes large-scale updates to major sections of our parks, new roller coasters and other rides and attractions, upgraded and expanded food and beverage facilities, the renovation of the Knott's Berry Farm Hotel and major events to celebrate two 50-year park anniversaries. We paid a partnership distribution of $0.30 per limited partner unit on March 21, 2023. On May 4, 2023, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on June 21, 2023 to unitholders of record on June 7, 2023. In August 2022, the Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. As of April 12, 2023, we repurchased all remaining availability under the August 2022 repurchase program resulting in a total of 6.0 million units having been repurchased since August 2022 at an average price of $41.93 per limited partner unit. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. See Note 11 and Note 12 for additional information.

We anticipate cash interest payments between $130 million and $140 million during 2023 of which approximately 70% of the payments will occur in the second and fourth quarters. We anticipate cash payments for income taxes to range from $50 million to $55 million in 2023.

As of March 26, 2023, deferred revenue totaled $208.1 million, including non-current deferred revenue. This represented a decrease of $26.0 million compared with total deferred revenue as of March 27, 2022. The decrease in total deferred revenue was largely attributable to approximately $20 million of 2020 and 2021 season-long product extensions at Knott's Berry Farm and Canada's Wonderland into the 2022 operating season. Excluding the prior period deferred revenue associated with product extensions, deferred revenue decreased $6.0 million, or 3%, as of March 26, 2023 compared with deferred revenue as of March 27, 2022. The $6.0 million decrease was primarily attributable to a decline in season-long product sales and a change in the timing of sponsorship revenue billing.
Operating Activities
Net cash for operating activities for the first three months of 2023 totaled $107.1 million, an increase of $11.8 million compared with the same period in the prior year. The increase in net cash for operating activities was primarily attributable to fewer sales due to inclement weather in California somewhat offset by the timing of payments for supplies and inventory.
Investing Activities
Net cash for investing activities for the first three months of 2023 totaled $54.7 million, an increase of $20.7 million compared with the same period in the prior year. The increase in net cash for investing activities was due to the timing of capital expenditures.
Financing Activities
Net cash from financing activities for the first three months of 2023 totaled $94.2 million, a decrease of $23.7 million compared with the same period in the prior year. The decrease was primarily attributable to repurchases of limited partnership units and a $0.30 per unit partnership distribution in the current quarter somewhat offset by additional borrowings under our revolving credit facility.
Contractual Obligations
As of March 26, 2023, our primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

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

•$170 million of borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of March 26, 2023, we had $110.1 million of availability under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio calculated as Total First Lien Senior Secured Debt-to-Consolidated EBITDA. The ratio was set at 4.50x through the first quarter of 2023. The ratio will step down to 4.00x for the second quarter of 2023 and will step down further to 3.75x for the third quarter of 2023 and future quarters. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 26, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of March 26, 2023.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at March 26, 2023: the 2025, 2027, 2028 and 2029 senior notes. The 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is a co-issuer of the registered senior notes separately. The subsidiaries that guarantee the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.2 million and $14.3 million as of March 26, 2023 and December 31, 2022, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of March 26, 2023
Current Assets	$218	$45,938	$30,350	$406,181	$1,423,591
Non-Current Assets	(430,592)	1,476,450	560,565	2,258,784	1,852,064
Current Liabilities	210,293	1,308,158	226,166	265,619	108,591
Non-Current Liabilities	148,167	1,694	13,452	2,305,450	156,606
Balance as of December 31, 2022
Current Assets	$507	$32,194	$82,860	$409,869	$1,400,403
Non-Current Assets	(202,160)	1,583,510	563,637	2,214,189	1,870,827
Current Liabilities	237,793	1,247,618	261,744	213,669	103,436
Non-Current Liabilities	147,937	1,238	14,142	2,135,550	159,493

Three Months Ended March 26, 2023
Net revenues	$56	$4,273	$186	$78,397	$16,476
Operating (loss) income	(25,873)	(90,821)	(9,084)	28,402	(25,453)
Net loss	(134,359)	(104,112)	(20,435)	—	(32,652)
Twelve Months Ended December 31, 2022
Net revenues	$210,192	$522,915	$179,180	$2,174,828	$320,682
Operating income (loss)	207,251	(116,440)	80,880	124,469	224,675
Net income	308,808	141,776	65,665	—	216,578

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct or that our growth strategies will achieve the targeted results. Important factors, including general economic conditions, the impacts of the COVID-19 pandemic, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could adversely affect our future financial performance and our growth strategies and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of March 26, 2023, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $52.9 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.5 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $7.8 million decrease in annual operating income for the trailing twelve months ended March 26, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 26, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2023.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 26, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	488,188	$42.19	488,188	$42,020,660
February 1 - February 28	408,438	$44.65	357,810	$26,126,272
March 1 - March 26	400,490	$45.34	400,490	$7,969,134
Total	1,297,116	$43.94	1,246,488	$7,969,134

(1)All units purchased were either repurchased pursuant to our unit repurchase program described in Footnote 2, or units reacquired by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.
(2)On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. See Note 11 and Note 12.

ITEM 6. EXHIBITS

Exhibit 10.1	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Employment Agreement Version).

Exhibit 10.2	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Severance Plan Version).

Exhibit 10.3	2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2023 Employment Agreement Version).

Exhibit 10.4	2016 Omnibus Incentive Plan Form of Performance Unit Award Declaration (2023 Severance Plan Version).

Exhibit 10.5
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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 4, 2023	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 4, 2023	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer