Form 10-Q
period 2023-06-25
CEDAR FAIR L P
filed 2023-08-03
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of July 28, 2023
Depositary Units (Representing Limited Partner Interests)	51,064,657
Page 1 of 25 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 25, 2023	December 31, 2022	June 26, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$49,179	$101,189	$124,929
Receivables	99,985	70,926	101,449
Inventories	65,852	45,297	56,608
Prepaid insurance	6,866	12,570	6,077
Prepaid advertising	14,053	1,842	9,665
Land held for sale	—	—	150,595
Other current assets	26,644	11,935	27,052
	262,579	243,759	476,375
Property and Equipment:
Land	289,736	287,968	291,166
Land improvements	515,695	492,324	490,191
Buildings	979,495	930,850	913,699
Rides and equipment	2,105,773	2,030,640	2,025,153
Construction in progress	45,797	75,377	44,637
	3,936,496	3,817,159	3,764,846
Less accumulated depreciation	(2,287,750)	(2,234,800)	(2,164,908)
	1,648,746	1,582,359	1,599,938
Goodwill	264,744	263,206	265,988
Other Intangibles, net	49,206	48,950	49,702
Right-of-Use Asset	87,708	92,966	17,818
Other Assets	3,435	4,657	7,176
	$2,316,418	$2,235,897	$2,416,997
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$79,339	$54,983	$80,948
Deferred revenue	273,737	162,711	297,930
Accrued interest	30,712	32,173	31,374
Accrued taxes	16,581	35,329	17,734
Accrued salaries, wages and benefits	24,290	53,332	30,358
Self-insurance reserves	27,708	27,766	24,662
Other accrued liabilities	43,814	30,678	26,388
	496,181	396,972	509,394
Deferred Tax Liability	66,842	69,412	62,956
Lease Liability	77,679	81,757	14,548
Other Liabilities	10,788	11,203	9,847
Long-Term Debt:
Revolving credit loans	157,000	—	90,000
Term debt	—	—	190,920
Notes	2,270,586	2,268,155	2,265,114
	2,427,586	2,268,155	2,546,034
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(8)	(4)	(7)
Limited partners, 51,330, 52,563 and 57,040 units outstanding as of June 25, 2023, December 31, 2022 and June 26, 2022, respectively	(782,377)	(612,497)	(745,680)
Accumulated other comprehensive income	14,437	15,609	14,615
	(762,658)	(591,602)	(725,782)
	$2,316,418	$2,235,897	$2,416,997

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net revenues:
Admissions	$242,549	$253,494	$282,078	$302,930
Food, merchandise and games	179,664	177,153	211,728	213,868
Accommodations, extra-charge products and other	78,769	78,844	91,730	91,528
	500,982	509,491	585,536	608,326
Costs and expenses:
Cost of food, merchandise, and games revenues	48,632	49,162	59,013	59,986
Operating expenses	236,410	232,421	369,750	352,271
Selling, general and administrative	67,048	65,601	113,513	106,387
Depreciation and amortization	48,094	49,037	61,775	58,636
Loss on impairment / retirement of fixed assets, net	7,125	1,199	10,761	2,747
	407,309	397,420	614,812	580,027
Operating income (loss)	93,673	112,071	(29,276)	28,299
Interest expense	37,366	40,214	69,495	78,337
Net effect of swaps	—	(7,739)	—	(21,941)
(Gain) loss on foreign currency	(10,683)	9,845	(6,684)	9,860
Other income	(237)	(394)	(678)	(443)
Income (loss) before taxes	67,227	70,145	(91,409)	(37,514)
Provision (benefit) for taxes	13,663	19,373	(10,427)	223
Net income (loss)	53,564	50,772	(80,982)	(37,737)
Net income (loss) allocated to general partner	—	1	(1)	—
Net income (loss) allocated to limited partners	$53,564	$50,771	$(80,981)	$(37,737)

Net income (loss)	$53,564	$50,772	$(80,982)	$(37,737)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(2,295)	2,819	(1,172)	5,672
Other comprehensive (loss) income, (net of tax)	(2,295)	2,819	(1,172)	5,672
Total comprehensive income (loss)	$51,269	$53,591	$(82,154)	$(32,065)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	50,916	56,760	51,268	56,720
Net income (loss) per limited partner unit	$1.05	$0.89	$(1.58)	$(0.67)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	51,401	57,127	51,268	56,720
Net income (loss) per limited partner unit	$1.04	$0.89	$(1.58)	$(0.67)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of March 27, 2022	57,042	$(804,659)	$(8)	$5,290	$11,796	$(787,581)
Net income	—	50,771	1	—	—	50,772
Limited partnership units related to equity-based compensation	(2)	8,218	—	—	—	8,218
Tax effect of units involved in treasury unit transactions	—	(10)	—	—	—	(10)
Foreign currency translation adjustment, net of tax $982	—	—	—	—	2,819	2,819
Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)

Balance as of March 26, 2023	51,502	$(815,254)	$(8)	$5,290	$16,732	$(793,240)
Net income	—	53,564	—	—	—	53,564
Repurchase of limited partnership units	(174)	(7,850)	—	—	—	(7,850)
Partnership distribution declared ($0.300 per unit)	—	(15,402)	—	—	—	(15,402)
Limited partnership units related to equity-based compensation	2	2,567	—	—	—	2,567
Tax effect of units involved in treasury unit transactions	—	(2)	—	—	—	(2)
Foreign currency translation adjustment, net of tax $(1,231)	—	—	—	—	(2,295)	(2,295)
Balance as of June 25, 2023	51,330	$(782,377)	$(8)	$5,290	$14,437	$(762,658)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net loss	—	(37,737)	—	—	—	(37,737)
Limited partnership units related to equity-based compensation	186	6,760	—	—	—	6,760
Tax effect of units involved in treasury unit transactions	—	(1,989)	—	—	—	(1,989)
Foreign currency translation adjustment, net of tax $557	—	—	—	—	5,672	5,672
Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)

Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net loss	—	(80,981)	(1)	—	—	(80,982)
Repurchase of limited partnership units	(1,420)	(62,496)	(3)	—	—	(62,499)
Partnership distribution declared ($0.600 per unit)	—	(30,970)	—	—	—	(30,970)
Limited partnership units related to equity-based compensation	187	4,822	—	—	—	4,822
Tax effect of units involved in treasury unit transactions	—	(255)	—	—	—	(255)
Foreign currency translation adjustment, net of tax $(575)	—	—	—	—	(1,172)	(1,172)
Balance as of June 25, 2023	51,330	$(782,377)	$(8)	$5,290	$14,437	$(762,658)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 25, 2023	June 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,982)	$(37,737)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	61,775	58,636
Non-cash foreign currency (gain) loss on USD notes	(6,822)	9,767
Non-cash equity based compensation expense	7,620	11,883
Non-cash deferred income tax benefit	(3,195)	(2,732)
Net effect of swaps	—	(21,941)
Other non-cash expenses	11,741	7,778
Changes in assets and liabilities:
(Increase) decrease in receivables	(28,873)	(39,442)
(Increase) decrease in inventories	(20,455)	(24,573)
(Increase) decrease in tax receivable/payable	(20,902)	90,123
(Increase) decrease in other assets	(16,413)	(16,245)
Increase (decrease) in accounts payable	17,642	19,722
Increase (decrease) in deferred revenue	109,482	109,627
Increase (decrease) in accrued interest	(1,461)	(637)
Increase (decrease) in accrued salaries, wages and benefits	(29,114)	(23,428)
Increase (decrease) in other liabilities	13,092	5,447
Net cash from operating activities	13,135	146,248
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(124,494)	(95,790)
Net cash for investing activities	(124,494)	(95,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	157,000	90,000
Term debt payments	—	(69,000)
Repurchase of limited partnership units	(62,499)	—
Distributions paid to partners	(30,970)	—
Payment of debt issuance costs	(2,526)	—
Payments related to tax withholding for equity compensation	(2,798)	(5,126)
Other	(255)	(1,987)
Net cash from financing activities	57,952	13,887
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,397	(535)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	(52,010)	63,810
Balance, beginning of period	101,189	61,119
Balance, end of period	$49,179	$124,929
SUPPLEMENTAL INFORMATION
Cash payments for interest	$69,345	$74,345
Interest capitalized	3,347	1,468
Net cash payments (refunds) for income taxes	16,763	(78,931)
Capital expenditures in accounts payable	21,041	14,715
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

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, we have adopted the following accounting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with each product; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year. For those operating costs that are expensed over each park's operating season, we recognize expense over each park's planned operating days.

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

	Three months ended		Six months ended
(In thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
In-park revenues	$454,551	$466,987	$522,854	$552,523
Out-of-park revenues	62,483	59,622	81,708	76,114
Concessionaire remittance	(16,052)	(17,118)	(19,026)	(20,311)
Net revenues	$500,982	$509,491	$585,536	$608,326
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

Of the $162.7 million of current deferred revenue recorded as of January 1, 2023, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $64 million of the current deferred revenue balance as of January 1, 2023 was recognized during the six months ended June 25, 2023. As of June 25, 2023 and June 26, 2022, we had recorded $9.0 million and $8.7 million of non-current deferred revenue, respectively, which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of June 25, 2023, December 31, 2022 and June 26, 2022, we recorded a $12.5 million, $5.8 million and $13.6 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. We concluded no indicators of impairment existed during the first six months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Following the second quarter of 2022 and on June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of assets" in the unaudited condensed consolidated statement of operations and comprehensive income during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term, see below. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach. There were no other indicators of impairment during the first six months of 2022. As of June 26, 2022, we classified the land at California's Great America totaling $150.6 million as held for sale within the unaudited condensed consolidated balance sheet.

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

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during the first six months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the then-anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027. There were no other indicators of impairment during the first six months of 2022.

Changes in the carrying value of goodwill for the six months ended June 25, 2023 and June 26, 2022 were:

(In thousands)	Goodwill
Balance as of December 31, 2022	$263,206
Foreign currency translation	1,538
Balance as of June 25, 2023	$264,744

Balance as of December 31, 2021	$267,232
Foreign currency translation	(1,244)
Balance as of June 26, 2022	$265,988

As of June 25, 2023, December 31, 2022, and June 26, 2022, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 25, 2023
Other intangible assets:
Trade names (1)	$48,961	$(119)	$48,842
License / franchise agreements	1,196	(832)	364
Total other intangible assets	$50,157	$(951)	$49,206

December 31, 2022
Other intangible assets:
Trade names (1)	$48,619	$(63)	$48,556
License / franchise agreements	4,293	(3,899)	394
Total other intangible assets	$52,912	$(3,962)	$48,950

June 26, 2022
Other intangible assets:
Trade names	$49,238	$—	$49,238
License / franchise agreements	4,295	(3,831)	464
Total other intangible assets	$53,533	$(3,831)	$49,702
(1)    Trade name amortization represents amortization of the California's Great America trade name totaling $0.7 million. Our other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of June 25, 2023, December 31, 2022, and June 26, 2022 consisted of the following:

(In thousands)	June 25, 2023	December 31, 2022	June 26, 2022

Revolving credit facility	$157,000	$—	$90,000
U.S. term loan averaging 2.56% in 2022; 2.19% YTD 2022 (1)	—	—	195,250
Notes
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,457,000	2,300,000	2,585,250
Less current portion	—	—	—
	2,457,000	2,300,000	2,585,250
Less debt issuance costs and original issue discount	(29,414)	(31,845)	(39,216)
	$2,427,586	$2,268,155	$2,546,034
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

As of June 25, 2023, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 basis points ("bps") with a SOFR adjustment of 10 bps per annum and a floor of zero, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and is collateralized by substantially all of the assets of the Partnership. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. Prior to an amendment entered into on February 10, 2023, borrowings under the senior secured revolving credit facility bore interest at London InterBank Offered Rate ("LIBOR") plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and matured in December 2023. The maximum outstanding revolving credit facility balance during the first six months of 2023 was $246.0 million, and there was $157.0 million outstanding under the revolving credit facility as of June 25, 2023. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, we had $123.1 million of availability under our revolving credit facility as of June 25, 2023.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio calculated as Total First Lien Senior Secured Debt-to-Consolidated EBITDA. The ratio was set at 4.00x for the second quarter of 2023 and will step down to 3.75x for the third quarter of 2023 and future quarters. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the six months ended June 25, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 25, 2023.

(7) Derivative Financial Instruments:
Derivative financial instruments have been used within our overall risk management program to manage certain interest rate and foreign currency risks. When we use a derivative instrument to hedge exposure to variable interest rate changes, we are exposed to counterparty credit risk, in particular the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with a counterparty that we believe poses minimal credit risk. We do not use derivative financial instruments for trading purposes.

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

(In thousands)	Balance Sheet Location	June 25, 2023	December 31, 2022	June 26, 2022
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Assets	$—	$—	$1,855
Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(8) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 25, 2023, December 31, 2022, and June 26, 2022 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 25, 2023		December 31, 2022		June 26, 2022
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$441	$441	$432	$432	$333	$333
Interest rate swaps	Other Assets	Level 2	—	—	—	—	$1,855	$1,855
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	—	—	—	—	$(195,250)	$(187,928)
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(990,000)	$(1,000,000)	$(985,000)	$(1,000,000)	$(975,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(471,250)	$(500,000)	$(476,250)	$(500,000)	$(467,500)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(291,375)	$(300,000)	$(291,000)	$(300,000)	$(288,000)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(448,750)	$(500,000)	$(446,250)	$(500,000)	$(446,250)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $29.4 million, $31.8 million and $39.2 million as of June 25, 2023, December 31, 2022 and June 26, 2022, respectively.

Fair value of the interest rate swap agreements was determined using significant inputs, including the LIBOR forward curves, which are considered Level 2 observable market inputs.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 25, 2023, December 31, 2022 or June 26, 2022.

(9) Income (Loss) per Unit:
Net income (loss) per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Six months ended
(In thousands, except per unit amounts)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Basic weighted average units outstanding	50,916	56,760	51,268	56,720
Effect of dilutive units:
Deferred units	50	56	—	—
Restricted units	435	288	—	—
Unit options	—	23	—	—
Diluted weighted average units outstanding	51,401	57,127	51,268	56,720
Net income (loss) per unit - basic	$1.05	$0.89	$(1.58)	$(0.67)
Net income (loss) per unit - diluted	$1.04	$0.89	$(1.58)	$(0.67)
There were approximately 0.5 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for both six month periods ended June 25, 2023 and June 26, 2022 as their effect would have been anti-dilutive due to the net loss in the periods.

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

Additional benefits from the Coronavirus Aid, Relief, and Economic Security Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of June 26, 2022, the current portion of the deferral was recorded in "Accrued salaries, wages and benefits" within the unaudited condensed consolidated balance sheet.

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

(11) Partners' Equity:
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 0.2 million and 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the three and six months ended June 25, 2023, respectively, at an average price of $45.17 and $44.00 per limited partner unit for an aggregate amount of $7.8 million and $62.5 million, respectively. There was no remaining availability under the August 2022 repurchase program following the repurchase of the 0.2 million limited partnership units in April 2023. There were no unit repurchases during the three and six months ended June 26, 2022.

On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. No unit repurchases were made under the May 2023 repurchase program during the three months ended June 25, 2023. Therefore, there was $250 million of remaining availability under the May 2023 repurchase program as of June 25, 2023.

Subject to applicable rules and regulations, we can repurchase units from time-to-time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other business considerations. No limit was placed on the duration of either repurchase program. The Partnership is not obligated to repurchase any minimum dollar amount or specific number of units, and can modify, suspend, or discontinue the program at any time.

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

Each of our properties is overseen by a general manager and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a property-by-property basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers of the parks.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the second quarter of 2023, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Six months ended June 25, 2023 vs. Six months ended June 26, 2022
The current six-month period included 897 operating days compared with 838 operating days for the six-month period ended June 26, 2022. The 59 operating day increase was attributable to additional operating days in January and February at Carowinds, Kings Dominion and California's Great America, and additional operating days during early season weekdays at some of our mid-sized properties during the second quarter of 2023. These additional days were offset by 16 operating day closures due to inclement weather. Of these 16 closed operating days, ten occurred at our parks in California, Knott's Berry Farm and California's Great America, during the first quarter of 2023. Both parks experienced unusually inclement weather during that quarter.

The following table presents key financial information for the six months ended June 25, 2023 and June 26, 2022:

	Six months ended		Increase (Decrease)
	June 25, 2023	June 26, 2022	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$585,536	$608,326	$(22,790)	(3.7)%
Operating costs and expenses	542,276	518,644	23,632	4.6%
Depreciation and amortization	61,775	58,636	3,139	5.4%
Loss on impairment / retirement of fixed assets, net	10,761	2,747	8,014	N/M
Operating (loss) income	$(29,276)	$28,299	$(57,575)	(203.5)%

Other Data:
Attendance	8,456	9,299	(843)	(9.1)%
In-park per capita spending	$61.84	$59.42	$2.42	4.1%
Out-of-park revenues	$81,708	$76,114	$5,594	7.3%
Operating days	897	838	59	7.0%

N/M        Not meaningful due to the nature of the expense line-item.
For the six months ended June 25, 2023, net revenues decreased $22.8 million, or 3.7%, compared with the six months ended June 26, 2022. The decrease in net revenues reflected the impact of an 0.8 million-visit, or 9.1%, decrease in attendance partially offset by the impact of a 4.1% increase in in-park per capita spending to $61.84, and a 7.3%, or $5.6 million, increase in out-of-park revenues. The decrease in attendance was driven by less season pass attendance as a result of fewer season pass units outstanding due to less sales, particularly at our parks in California, as well as the impact of the prior period extension of 2020 and 2021 season-long products at Knott's Berry Farm through May 2022 and Canada's Wonderland through Labour Day 2022. Attendance was also negatively impacted by inclement weather significantly impacting approximately 30% of operating days during the first quarter of 2023 and more particularly impacting our waterpark properties during the second quarter of 2023, as well as the negative impact of smoke from wildfires. These negative impacts were somewhat offset by the impact of additional operating days during the current period and favorable weather in the Midwest during the current quarter. The increase in in-park per capita spending was attributable to higher levels of guest spending on food and beverage and admissions. The increase in food and beverage spending was driven by increases in both the number of transactions per guest and average transaction value. The increase in admissions spending was driven by an increase in revenue recognized per season pass visit, largely due to an increase in season pass pricing and the impact of a lower season pass mix. The increase in out-of-park revenues was attributable to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations in the prior period, offset somewhat by a decrease in out-of-park revenues at Knott's Berry Farm due to inclement weather during the first quarter of 2023 and ongoing renovations at the Knott's Hotel. The decrease in net revenues included a $1.9 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the six months ended June 25, 2023 increased $23.6 million, or 4.6%, compared with the six months ended June 26, 2022. The increase in operating costs and expenses was the result of a $17.5 million increase in operating expenses and a $7.1 million increase in selling, general and administrative ("SG&A") expenses partially offset by a $1.0 million decrease in cost of goods sold. The increase in operating expenses was primarily due to incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America, early season maintenance supply costs in preparation for the 2023 operating season, and increased health benefit costs attributable to a planned increase in associate head count. The increase in SG&A expenses was primarily attributable to higher advertising costs and higher technology-related costs. Cost of goods sold decreased as a result of less sales volume. Cost of goods sold as a percentage of food, merchandise and games revenue was flat to the prior period. The increase in operating costs and expenses included a $1.9 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the six months ended June 25, 2023 increased $3.1 million compared with the six months ended June 26, 2022 due to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America offset by the full depreciation of certain assets from our 2006 acquisition of Paramount Parks, Inc. The loss on impairment / retirement of fixed assets in the current period included the retirement of two specific assets.

After the items above, operating loss for the six months ended June 25, 2023 totaled $29.3 million compared with operating income of $28.3 million for the six months ended June 26, 2022.

Interest expense for the six months ended June 25, 2023 decreased $8.8 million as a result of the repayment of our senior secured term loan facility and the related termination of our interest rate swap agreements during the third quarter of 2022. The reduction in interest expense was partially offset by interest on additional borrowings on our revolving credit facility in the current period. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a benefit to earnings of $21.9 million for the six months ended June 26, 2022 representing the change in fair value of our swap portfolio. During the current period, we recognized a $6.7 million net benefit to earnings for foreign currency gains and losses compared with a $9.9 million net charge to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the six months ended June 25, 2023, a benefit for taxes of $10.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with a provision for taxes of $0.2 million for the six months ended June 26, 2022. The variance in provision (benefit) for taxes was primarily attributable to a higher pretax loss from our taxable subsidiaries in the current period.

After the items above, net loss for the six months ended June 25, 2023 increased $43.2 million to $81.0 million, or $1.58 per diluted limited partner unit, compared with $37.7 million, or $0.67 per diluted limited partner unit, for the six months ended June 26, 2022.

Three months ended June 25, 2023 vs. Three months ended June 26, 2022
The current three-month period included 736 operating days compared with 708 operating days for the three-month period ended June 26, 2022. The 28 operating day increase was attributable to additional operating days during early season weekdays at some of our mid-sized properties.

The following table presents key financial information for the three months ended June 25, 2023 and June 26, 2022:

	Three months ended		Increase (Decrease)
	June 25, 2023	June 26, 2022	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$500,982	$509,491	$(8,509)	(1.7)%
Operating costs and expenses	352,090	347,184	4,906	1.4%
Depreciation and amortization	48,094	49,037	(943)	(1.9)%
Loss on impairment / retirement of fixed assets, net	7,125	1,199	5,926	N/M
Operating income	$93,673	$112,071	$(18,398)	(16.4)%

Other Data:
Attendance	7,397	7,846	(449)	(5.7)%
In-park per capita spending	$61.46	$59.52	$1.94	3.3%
Out-of-park revenues	$62,483	$59,622	$2,861	4.8%
Operating days	736	708	28	4.0%

N/M        Not meaningful due to the nature of the expense line-item.
For the three months ended June 25, 2023, net revenues decreased $8.5 million, or 1.7%, compared with the three months ended June 26, 2022. The decrease in net revenues reflected the impact of a 0.4 million-visit, or 5.7%, decrease in attendance partially offset by the impact of a 3.3% increase in in-park per capita spending to $61.46, and a 4.8%, or $2.9 million, increase in out-of-park revenues. The decrease in attendance was driven by less season pass attendance as a result of fewer season pass units outstanding due to less sales, particularly at our parks in California, as well as the impact of the prior period extension of 2020 and 2021 season-long products at Knott's Berry Farm through May 2022 and Canada's Wonderland through Labour Day 2022. The current quarter was also negatively impacted by unfavorable weather, particularly at our water park properties, as well as smoke from wildfires. The negative impacts were somewhat offset by the impact of additional operating days and favorable weather in the Midwest during the current quarter. The increase in in-park per capita spending was primarily attributable to higher levels of guest spending on food and beverage and admissions. The increase in food and beverage spending was driven by increases in both the number of transactions per guest and average transaction value. The increase in admissions spending was driven by an increase in revenue recognized per season pass visit, largely due to an increase in season pass pricing and the impact of a lower season pass mix. The increase in out-of-park revenues was attributable to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations in the prior period, offset somewhat by a decrease in out-of-park revenues from the hotel at Knott's Berry Farm, which is currently undergoing renovations. The decrease in net revenues included a $1.9 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended June 25, 2023 increased $4.9 million, or 1.4%, compared with the three months ended June 26, 2022. The increase in operating costs and expenses was the result of a $4.0 million increase in operating expenses and a $1.4 million increase in SG&A expenses partially offset by a $0.5 million decrease in cost of goods sold. The increase in operating expenses was primarily due to incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America. The increase in SG&A expenses was attributable to higher advertising costs and technology-related costs offset by a decline in the anticipated payout of outstanding equity-based compensation. Cost of goods sold largely decreased as a result of less sales volume. Cost of goods sold as a percentage of food, merchandise and games revenue decreased less than 1%. The increase in operating costs and expenses included a $1.3 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended June 25, 2023 decreased $0.9 million compared with the three months ended June 26, 2022. The full depreciation of certain assets more than offset additional depreciation recorded due to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. The loss on impairment / retirement of fixed assets in the current period included the retirement of a specific asset.

After the items above, operating income for the three months ended June 25, 2023 decreased $18.4 million to $93.7 million compared with $112.1 million for the three months ended June 26, 2022.

Interest expense for the three months ended June 25, 2023 decreased $2.8 million as a result of the repayment of our senior secured term loan facility and the related termination of our interest rate swap agreements during the third quarter of 2022. The reduction in interest expense was partially offset by interest on additional borrowings on our revolving credit facility in the current period. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a benefit to earnings of $7.7 million for the three months ended June 26, 2022 representing the change in fair value of our swap portfolio. During the current period, we recognized a $10.7 million net benefit to earnings for foreign currency gains and losses compared with a $9.8 million net charge to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended June 25, 2023, a provision for taxes of $13.7 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $19.4 million for the three months ended June 26, 2022. The decrease in provision for taxes was primarily attributable to lower pretax income from our taxable subsidiaries in the current period.

After the items above, net income for the three months ended June 25, 2023 increased $2.8 million to $53.6 million, or $1.04 per diluted limited partner unit, compared with $50.8 million, or $0.89 per diluted limited partner unit, for the three months ended June 26, 2022.

July Update
For the seven months ended July 30, 2023, preliminary net revenues totaled approximately $1.0 billion and decreased 3%, or $29 million, compared with the seven months ended July 31, 2022. Based on preliminary results for the seven months ended July 30, 2023, attendance totaled 14.4 million visits, down 7%, in-park per capita spending was $62.65, up 3%, and out-of-park revenues totaled $130 million, up 4%. Operating days for the seven month periods in 2023 and 2022 totaled 1,422 operating days and 1,362 operating days, respectively, due to additional planned operating days in the first two quarters of 2023.

For the five week period ended July 30, 2023, preliminary net revenues totaled approximately $414 million and decreased 2%, or $7 million, compared with the five week period ended July 31, 2022. Based on preliminary results for the five week period ended July 30, 2023, attendance totaled 5.9 million visits, down 4%, in-park per capita spending was $63.82, up 2%, and out-of-park revenues totaled $48 million, flat to the prior period.

For the seven month periods ended July 30, 2023 and July 31, 2022, preliminary concessionaire remittance totaled approximately $30 million and $33 million, respectively. For the five week periods ended July 30, 2023 and July 31, 2022, preliminary concessionaire remittance totaled approximately $11 million and $12 million, respectively.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three and six-month periods ended June 25, 2023 and June 26, 2022.

	Three months ended		Six months ended
(In thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income (loss)	$53,564	$50,772	$(80,982)	$(37,737)
Interest expense	37,366	40,214	69,495	78,337
Interest income	(178)	(509)	(692)	(551)
Provision (benefit) for taxes	13,663	19,373	(10,427)	223
Depreciation and amortization	48,094	49,037	61,775	58,636
EBITDA	152,509	158,887	39,169	98,908
Net effect of swaps	—	(7,739)	—	(21,941)
Non-cash foreign currency (gain) loss	(10,837)	9,834	(7,134)	9,848
Non-cash equity compensation expense	2,567	8,225	7,620	11,883
Loss on impairment / retirement of fixed assets, net	7,125	1,199	10,761	2,747
Other (1)	15	147	(101)	692
Adjusted EBITDA	$151,379	$170,553	$50,315	$102,137
(1)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses and severance and related benefits. This balance also includes unrealized gains and losses on short-term investments.

For the six months ended June 25, 2023, Adjusted EBITDA decreased $51.8 million compared with the six months ended June 26, 2022. The decrease in Adjusted EBITDA was due to a decrease in net revenues driven by a decline in attendance, and an increase in costs in the current period, particularly for incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America, advertising costs and maintenance supplies.

For the three months ended June 25, 2023, Adjusted EBITDA decreased $19.2 million compared with the three months ended June 26, 2022. The decrease in Adjusted EBITDA was due to a decrease in net revenues driven by a decline in attendance, and an increase in costs in the current period, particularly for higher advertising costs and incremental land lease and property tax costs associated with the sale-leaseback of the land at California's Great America.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, capital expenditures, interest payments, partnership distributions, income tax obligations, and recently, limited partnership unit repurchases. As of June 25, 2023, we had cash on hand of $49.2 million and availability under our revolving credit facility of $123.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the third quarter of 2024.

Management is focused on driving profitable and sustainable growth in the business, while maintaining a strong balance sheet and returning capital to our unitholders. We expect to invest between $200 million and $225 million in capital expenditures during 2023, which includes large-scale updates to major sections of our parks, new roller coasters and other rides and attractions, upgraded and expanded food and beverage facilities, the renovation of the Knott's Berry Farm Hotel and major events to celebrate two 50-year park anniversaries. We paid a partnership distribution of $0.30 per limited partner unit on June 21, 2023. On August 3, 2023, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on September 20, 2023 to unitholders of record on September 6, 2023. In August 2022, the Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. As of April 12, 2023, we repurchased all remaining availability under the August 2022 repurchase program resulting in a total of 6.0 million units repurchased at an average price of $41.93 per limited partner unit. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase more units for an additional aggregate amount of not more than $250 million. No unit repurchases were made under the May 2023 repurchase program during the six months ended June 25, 2023. From June 26, 2023 through July 31, 2023, we repurchased 0.3 million units under the May 2023 repurchase program at an average price of $38.26 per limited partner unit. See Note 11 for additional information.

We anticipate cash interest payments between $135 million and $140 million during 2023 of which approximately 75% of the payments will occur in the second and fourth quarters. We anticipate cash payments for income taxes to range from $50 million to $55 million in 2023.

As of June 25, 2023, deferred revenue totaled $282.7 million, including non-current deferred revenue. This represented a decrease of $23.9 million compared with total deferred revenue as of June 26, 2022. The decrease in total deferred revenue was largely attributable to less season pass sales, particularly on the west coast, and to a lesser extent, a change in the timing of sponsorship revenue billing. The prior period deferred revenue balance included $9.0 million of deferred revenue related to 2020 and 2021 season-long product extensions at Canada's Wonderland into the 2022 operating season.
Operating Activities
Net cash from operating activities for the first six months of 2023 totaled $13.1 million, a decrease of $133.1 million compared with the same period in the prior year. The decrease in net cash from operating activities was primarily attributable to tax refunds received in the prior period attributable to the net operating loss in tax year 2020 being carried back to prior years, and less earnings due to lower attendance.
Investing Activities
Net cash for investing activities for the first six months of 2023 totaled $124.5 million, an increase of $28.7 million compared with the same period in the prior year. The increase in net cash for investing activities was due to a planned increase in capital expenditures for 2023.
Financing Activities
Net cash from financing activities for the first six months of 2023 totaled $58.0 million, an increase of $44.1 million compared with the same period in the prior year. The increase was primarily attributable to additional borrowings under our revolving credit facility and a prior period term debt facility payment offset by repurchases of limited partnership units and partnership distributions in the current period.
Contractual Obligations
As of June 25, 2023, our primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

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

•$157 million of borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of June 25, 2023, we had $123.1 million of availability under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio calculated as Total First Lien Senior Secured Debt-to-Consolidated EBITDA. The ratio was set at 4.00x for the second quarter of 2023 and will step down to 3.75x for the third quarter of 2023 and future quarters. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the six months ended June 25, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 25, 2023.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at June 25, 2023: the 2025, 2027, 2028 and 2029 senior notes. The 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

The 2027, 2028 and 2029 senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt, including the other registered senior notes. However, the 2027, 2028 and 2029 senior notes rank effectively junior to any secured debt under the 2017 Credit Agreement, as amended, and the 2025 senior notes to the extent of the value of the assets securing such debt.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is a co-issuer of the registered senior notes separately. The subsidiaries that guarantee the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.0 million and $14.3 million as of June 25, 2023 and December 31, 2022, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of June 25, 2023
Current Assets	$970	$52,692	$47,580	$380,279	$1,522,558
Non-Current Assets	(438,628)	1,552,072	591,213	2,317,558	1,884,636
Current Liabilities	172,317	1,358,092	238,624	317,069	137,065
Non-Current Liabilities	148,396	1,780	15,384	2,294,661	153,752
Balance as of December 31, 2022
Current Assets	$507	$32,194	$82,860	$409,869	$1,400,403
Non-Current Assets	(202,160)	1,583,510	563,637	2,214,189	1,870,827
Current Liabilities	237,793	1,247,618	261,744	213,669	103,436
Non-Current Liabilities	147,937	1,238	14,142	2,135,550	159,493

Six Months Ended June 25, 2023
Net revenues	$21	$136,071	$40,923	$579,067	$147,579
Operating (loss) income	(3,658)	(126,273)	2,821	62,254	35,515
Net (loss) income	(80,913)	(65,591)	15,347	—	55,558
Twelve Months Ended December 31, 2022
Net revenues	$210,192	$522,915	$179,180	$2,174,828	$320,682
Operating income (loss)	207,251	(116,440)	80,880	124,469	224,675
Net income	308,808	141,776	65,665	—	216,578

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct or that our growth strategies will achieve the targeted results. Important factors, including general economic conditions, the impacts of public health concerns, adverse weather conditions, competition for consumer leisure time and spending, unanticipated construction delays, changes in our capital investment plans and projects and other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC") could adversely affect our future financial performance and our growth strategies and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of June 25, 2023, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $66.0 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.7 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $7.4 million decrease in annual operating income for the trailing twelve months ended June 25, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 25, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2023.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended June 25, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
March 27 - April 30	173,795	$45.17	173,795	$—
May 1 - May 31	—	—	—	$250,000,000
June 1 - June 25	—	—	—	$250,000,000
Total	173,795	$45.17	173,795	$250,000,000

(1)All units purchased were repurchased pursuant to our August 2022 unit repurchase program described in Footnote 2.
(2)On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. We repurchased units representing the remaining availability under the August 2022 repurchase program during April 2023 in open market transactions intended to satisfy the conditions of Rule 10b-18. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. We did not repurchase units under the May 2023 repurchase program during the three months ended June 25, 2023. See Note 11.

ITEM 5. OTHER INFORMATION

During the three months ended June 25, 2023, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	August 3, 2023	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 3, 2023	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer