Form 10-Q
period 2023-09-24
CEDAR FAIR L P
filed 2023-11-02
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of October 27, 2023
Depositary Units (Representing Limited Partner Interests)	51,015,226
Page 1 of 27 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 24, 2023	December 31, 2022	September 25, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$134,394	$101,189	$288,380
Receivables	88,256	70,926	77,851
Inventories	54,932	45,297	49,669
Prepaid insurance	2,272	12,570	2,272
Other current assets	25,454	13,777	20,776
	305,308	243,759	438,948
Property and Equipment:
Land	287,353	287,968	287,839
Land improvements	518,365	492,324	488,533
Buildings	985,545	930,850	933,053
Rides and equipment	2,111,057	2,030,640	2,022,168
Construction in progress	53,759	75,377	45,938
	3,956,079	3,817,159	3,777,531
Less accumulated depreciation	(2,342,275)	(2,234,800)	(2,215,840)
	1,613,804	1,582,359	1,561,691
Goodwill	263,557	263,206	263,094
Other Intangibles, net	48,883	48,950	48,979
Right-of-Use Asset	84,799	92,966	96,809
Other Assets	2,252	4,657	4,935
	$2,318,603	$2,235,897	$2,414,456
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$56,145	$54,983	$63,272
Deferred revenue	186,175	162,711	170,905
Accrued interest	49,268	32,173	49,316
Accrued taxes	44,867	35,329	58,710
Accrued salaries, wages and benefits	38,167	53,332	56,682
Self-insurance reserves	29,176	27,766	27,121
Other accrued liabilities	42,659	30,678	35,426
	446,457	396,972	461,432
Deferred Tax Liability	66,167	69,412	55,540
Lease Liability	74,957	81,757	84,749
Other Liabilities	23,830	11,203	18,032
Long-Term Debt:
Notes	2,272,961	2,268,155	2,265,490
	2,272,961	2,268,155	2,265,490
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(6)	(4)	(4)
Limited partners, 51,017, 52,563 and 55,571 units outstanding as of September 24, 2023, December 31, 2022 and September 25, 2022, respectively	(586,074)	(612,497)	(492,526)
Accumulated other comprehensive income	15,021	15,609	16,453
	(565,769)	(591,602)	(470,787)
	$2,318,603	$2,235,897	$2,414,456

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Three months ended		Nine months ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net revenues:
Admissions	$417,923	$425,616	$700,001	$728,546
Food, merchandise and games	281,546	272,940	493,274	486,808
Accommodations, extra-charge products and other	142,540	144,507	234,270	236,035
	842,009	843,063	1,427,545	1,451,389
Costs and expenses:
Cost of food, merchandise, and games revenues	70,072	73,072	129,085	133,058
Operating expenses	301,473	323,441	671,223	675,712
Selling, general and administrative	95,885	88,160	209,398	194,547
Depreciation and amortization	65,936	67,805	127,711	126,441
Loss on impairment / retirement of fixed assets, net	2,018	3,632	12,779	6,379
Gain on sale of land	—	(155,251)	—	(155,251)
	535,384	400,859	1,150,196	980,886
Operating income	306,625	442,204	277,349	470,503
Interest expense	36,125	37,049	105,620	115,386
Net effect of swaps	—	(3,700)	—	(25,641)
Loss on early debt extinguishment	—	1,810	—	1,810
Loss (gain) on foreign currency	5,071	14,376	(1,613)	24,236
Other income	(738)	(1,532)	(1,416)	(1,975)
Income before taxes	266,167	394,201	174,758	356,687
Provision for taxes	50,673	61,151	40,246	61,374
Net income	215,494	333,050	134,512	295,313
Net income allocated to general partner	2	3	1	3
Net income allocated to limited partners	$215,492	$333,047	$134,511	$295,310

Net income	$215,494	$333,050	$134,512	$295,313
Other comprehensive income (loss), (net of tax):
Foreign currency translation	584	1,838	(588)	7,510
Other comprehensive income (loss), (net of tax)	584	1,838	(588)	7,510
Total comprehensive income	$216,078	$334,888	$133,924	$302,823
Basic income per limited partner unit:
Weighted average limited partner units outstanding	50,668	56,384	51,064	56,606
Net income per limited partner unit	$4.25	$5.91	$2.63	$5.22
Diluted income per limited partner unit:
Weighted average limited partner units outstanding	51,150	56,796	51,587	57,055
Net income per limited partner unit	$4.21	$5.86	$2.61	$5.18
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of June 26, 2022	57,040	$(745,680)	$(7)	$5,290	$14,615	$(725,782)
Net income	—	333,047	3	—	—	333,050
Repurchase of limited partnership units	(1,523)	(65,958)	—	—	—	(65,958)
Partnership distribution declared ($0.300 per unit)	—	(17,130)	—	—	—	(17,130)
Limited partnership units related to equity-based compensation	54	3,196	—	—	—	3,196
Tax effect of units involved in treasury unit transactions	—	(1)	—	—	—	(1)
Foreign currency translation adjustment, net of tax $1,609	—	—	—	—	1,838	1,838
Balance as of September 25, 2022	55,571	$(492,526)	$(4)	$5,290	$16,453	$(470,787)

Balance as of June 25, 2023	51,330	$(782,377)	$(8)	$5,290	$14,437	$(762,658)
Net income	—	215,492	2	—	—	215,494
Repurchase of limited partnership units	(315)	(12,038)	—	—	—	(12,038)
Partnership distribution declared ($0.300 per unit)	—	(15,305)	—	—	—	(15,305)
Limited partnership units related to equity-based compensation	2	8,154	—	—	—	8,154
Foreign currency translation adjustment, net of tax $637	—	—	—	—	584	584
Balance as of September 24, 2023	51,017	$(586,074)	$(6)	$5,290	$15,021	$(565,769)

For the nine months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net income	—	295,310	3	—	—	295,313
Repurchase of limited partnership units	(1,523)	(65,958)	—	—	—	(65,958)
Partnership distribution declared ($0.300 per unit)	—	(17,130)	—	—	—	(17,130)
Limited partnership units related to equity-based compensation	240	9,956	—	—	—	9,956
Tax effect of units involved in treasury unit transactions	—	(1,990)	—	—	—	(1,990)
Foreign currency translation adjustment, net of tax $2,166	—	—	—	—	7,510	7,510
Balance as of September 25, 2022	55,571	$(492,526)	$(4)	$5,290	$16,453	$(470,787)

Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net income	—	134,511	1	—	—	134,512
Repurchase of limited partnership units	(1,735)	(74,534)	(3)	—	—	(74,537)
Partnership distribution declared ($0.900 per unit)	—	(46,275)	—	—	—	(46,275)
Limited partnership units related to equity-based compensation	189	12,976	—	—	—	12,976
Tax effect of units involved in treasury unit transactions	—	(255)	—	—	—	(255)
Foreign currency translation adjustment, net of tax $62	—	—	—	—	(588)	(588)
Balance as of September 24, 2023	51,017	$(586,074)	$(6)	$5,290	$15,021	$(565,769)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 24, 2023	September 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,512	$295,313
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	127,711	126,441
Loss on early debt extinguishment	—	1,810
Non-cash foreign currency (gain) loss on USD notes	(1,950)	23,870
Non-cash equity based compensation expense	15,841	15,087
Non-cash deferred income tax benefit	(3,245)	(7,984)
Net effect of swaps	—	(25,641)
Gain on sale of land before cash closing costs	—	(159,405)
Other non-cash expenses	16,442	13,658
Changes in assets and liabilities:
(Increase) decrease in receivables	(17,287)	(16,137)
(Increase) decrease in inventories	(9,615)	(17,766)
(Increase) decrease in tax receivable/payable	8,682	133,503
(Increase) decrease in other assets	4,049	7,684
Increase (decrease) in accounts payable	4,559	2,616
Increase (decrease) in deferred revenue	35,359	(8,442)
Increase (decrease) in accrued interest	17,095	17,305
Increase (decrease) in accrued salaries, wages and benefits	(15,184)	3,084
Increase (decrease) in other liabilities	13,049	7,437
Net cash from operating activities	330,018	412,433
CASH FLOWS (FOR) FROM INVESTING ACTIVITIES
Capital expenditures	(169,579)	(138,046)
Proceeds from sale of land	—	310,000
Net cash (for) from investing activities	(169,579)	171,954
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt payments	—	(264,250)
Repurchase of limited partnership units	(74,537)	(63,933)
Distributions paid to partners	(46,275)	(17,130)
Payment of debt issuance costs	(2,643)	—
Payments related to tax withholding for equity compensation	(2,865)	(5,131)
Other	(255)	(1,990)
Net cash for financing activities	(126,575)	(352,434)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(659)	(4,692)
CASH AND CASH EQUIVALENTS
Net increase for the period	33,205	227,261
Balance, beginning of period	101,189	61,119
Balance, end of period	$134,394	$288,380
SUPPLEMENTAL INFORMATION
Net cash payments for interest	$84,094	$85,967
Interest capitalized	3,017	2,132
Net cash payments (refunds) for income taxes	39,308	(55,117)
Capital expenditures in accounts payable	11,545	12,016
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

	Three months ended		Nine months ended
(In thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
In-park revenues	$766,503	$770,428	$1,289,357	$1,322,950
Out-of-park revenues	99,024	97,302	180,732	173,416
Concessionaire remittance	(23,518)	(24,667)	(42,544)	(44,977)
Net revenues	$842,009	$843,063	$1,427,545	$1,451,389
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

Of the $162.7 million of current deferred revenue recorded as of January 1, 2023, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $131 million of the current deferred revenue balance as of January 1, 2023 was recognized during the nine months ended September 24, 2023.

Most deferred revenue is classified as current within the balance sheet. However, a portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. We estimate the number of uses expected outside of the next twelve months for each type of product and classify the related deferred revenue as non-current within "Other Liabilities" in the unaudited condensed consolidated balance sheets. As of September 24, 2023 and September 25, 2022, we had recorded $22.0 million and $16.8 million of non-current deferred revenue, respectively. Of the non-current deferred revenue balances, $13.6 million and $8.5 million as of September 24, 2023 and September 25, 2022, respectively, related to the non-current portion of season-long products purchased for the subsequent operating season. The remaining non-current deferred revenue balances in both periods represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of September 24, 2023, December 31, 2022 and September 25, 2022, we recorded a $18.3 million, $5.8 million and $19.7 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. We concluded no indicators of impairment existed during the first nine months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of land" in the unaudited condensed consolidated statement of operations and comprehensive income during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term, see below. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach. There were no other indicators of impairment during the first nine months of 2022.

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

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during the first nine months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the then-anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027. There were no other indicators of impairment during the first nine months of 2022.

Changes in the carrying value of goodwill for the nine months ended September 24, 2023 and September 25, 2022 were:

(In thousands)	Goodwill
Balance as of December 31, 2022	$263,206
Foreign currency translation	351
Balance as of September 24, 2023	$263,557

Balance as of December 31, 2021	$267,232
Foreign currency translation	(4,138)
Balance as of September 25, 2022	$263,094

As of September 24, 2023, December 31, 2022, and September 25, 2022, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 24, 2023
Other intangible assets:
Trade names (1)	$48,697	$(162)	$48,535
License / franchise agreements	1,248	(900)	348
Total other intangible assets	$49,945	$(1,062)	$48,883

December 31, 2022
Other intangible assets:
Trade names (1)	$48,619	$(63)	$48,556
License / franchise agreements	4,293	(3,899)	394
Total other intangible assets	$52,912	$(3,962)	$48,950

September 25, 2022
Other intangible assets:
Trade names (1)	$48,594	$(38)	$48,556
License / franchise agreements	4,293	(3,870)	423
Total other intangible assets	$52,887	$(3,908)	$48,979
(1)    Trade name amortization represents amortization of the California's Great America trade name totaling $0.7 million. Our other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of September 24, 2023, December 31, 2022, and September 25, 2022 consisted of the following:

(In thousands)	September 24, 2023	December 31, 2022	September 25, 2022

2025 U.S. fixed rate senior secured notes at 5.500%	$1,000,000	$1,000,000	$1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,300,000	2,300,000	2,300,000
Less current portion	—	—	—
	2,300,000	2,300,000	2,300,000
Less debt issuance costs and original issue discount	(27,039)	(31,845)	(34,510)
	$2,272,961	$2,268,155	$2,265,490

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured revolving credit facility and which included a senior secured term loan facility. During 2022, we made the remaining $264.3 million of principal payments on the senior secured term loan facility, fully repaying the term loan facility. Prior to repayment, the term loan facility was scheduled to mature on April 15, 2024 and bore interest at London InterBank Offered Rate ("LIBOR") plus 175 bps.

As of September 24, 2023, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 basis points ("bps") with a SOFR adjustment of 10 bps per annum and a floor of zero, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and is collateralized by substantially all of the assets of the Partnership. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. Prior to an amendment entered into on February 10, 2023, borrowings under the senior secured revolving credit facility bore interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and matured in December 2023. The maximum outstanding revolving credit facility balance during the first nine months of 2023 was $246.0 million, and there were no outstanding borrowings under the revolving credit facility as of September 24, 2023. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, we had $280.1 million of availability under our revolving credit facility as of September 24, 2023.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the nine months ended September 24, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of September 24, 2023.

(7) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 24, 2023, December 31, 2022, and September 25, 2022 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 24, 2023		December 31, 2022		September 25, 2022
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$338	$338	$432	$432	$279	$279
Other financial assets (liabilities):
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(980,000)	$(1,000,000)	$(985,000)	$(1,000,000)	$(975,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(470,000)	$(500,000)	$(476,250)	$(500,000)	$(460,000)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(286,500)	$(300,000)	$(291,000)	$(300,000)	$(283,500)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(440,000)	$(500,000)	$(446,250)	$(500,000)	$(441,250)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $27.0 million, $31.8 million and $34.5 million as of September 24, 2023, December 31, 2022 and September 25, 2022, respectively.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of September 24, 2023, December 31, 2022 or September 25, 2022.

(8) Income per Unit:
Net income per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Nine months ended
(In thousands, except per unit amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Basic weighted average units outstanding	50,668	56,384	51,064	56,606
Effect of dilutive units:
Deferred units	51	57	50	57
Performance units	—	—	—	29
Restricted units	431	343	473	340
Unit options	—	12	—	23
Diluted weighted average units outstanding	51,150	56,796	51,587	57,055
Net income per unit - basic	$4.25	$5.91	$2.63	$5.22
Net income per unit - diluted	$4.21	$5.86	$2.61	$5.18

(9) Income and Partnership Taxes:
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

Additional benefits from the Coronavirus Aid, Relief, and Economic Security Act included an $8.2 million deferral of the employer's share of Social Security taxes due in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. As of September 25, 2022, the current portion of the deferral was recorded in "Accrued salaries, wages and benefits" within the unaudited condensed consolidated balance sheet.

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

(10) Partners' Equity:
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.5 million limited partnership units repurchased under the August 2022 repurchase program during the three and nine months ended September 25, 2022 at an average price of $43.30 per limited partner unit for an aggregate amount of $66.0 million. There were 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the nine months ended September 24, 2023 at an average price of $44.00 per limited partner unit for an aggregate amount of $62.5 million. There was no remaining availability under the August 2022 repurchase program as of September 24, 2023. Accordingly, there were no limited partnership units repurchased under the August 2022 repurchase program during the three months ended September 24, 2023.

On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were 0.3 million units repurchased under the May 2023 repurchase program during the three and nine months ended September 24, 2023 at an average price of $38.27 per limited partner unit for an aggregate amount of $12.0 million. Accordingly, there was a total of 1.7 million units repurchased under the August 2022 and May 2023 repurchase programs during the nine months ended September 24, 2023 at an average price of $42.97 per limited partner unit for an aggregate amount of $74.5 million. There was $238.0 million of remaining availability under the May 2023 repurchase program as of September 24, 2023.

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

(11) Subsequent Event:
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags Entertainment Corporation (“Six Flags”) (NYSE: SIX). Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions.

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

Merger Agreement with Six Flags:
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags Entertainment Corporation (“Six Flags”) (NYSE: SIX). Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the third quarter of 2023, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Nine months ended September 24, 2023 vs. Nine months ended September 25, 2022
The current nine-month period included 1,988 operating days compared with 1,926 operating days for the nine-month period ended September 25, 2022. The 62 operating day increase was attributable to additional operating days in January and February at Carowinds, Kings Dominion and California's Great America, and additional operating days during early season weekdays at some of our mid-sized properties during the second quarter of 2023. These additional days were offset by 17 operating day closures due to inclement weather. Of these 17 closed operating days, ten occurred at our parks in California, Knott's Berry Farm and California's Great America, during the first quarter of 2023. Both parks experienced unusually inclement weather during that quarter.

The following table presents key financial information for the nine months ended September 24, 2023 and September 25, 2022:

	Nine months ended		Increase (Decrease)
	September 24, 2023	September 25, 2022	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,427,545	$1,451,389	$(23,844)	(1.6)%
Operating costs and expenses	1,009,706	1,003,317	6,389	0.6%
Depreciation and amortization	127,711	126,441	1,270	1.0%
Loss on impairment / retirement of fixed assets, net	12,779	6,379	6,400	N/M
Gain on sale of land	—	(155,251)	155,251	N/M
Operating income	$277,349	$470,503	$(193,154)	(41.1)%

Other Data:
Attendance	20,889	21,603	(714)	(3.3)%
In-park per capita spending	$61.73	$61.24	$0.49	0.8%
Out-of-park revenues	$180,732	$173,416	$7,316	4.2%
Operating days	1,988	1,926	62	3.2%
Net income margin (1)	9.4%	20.3%		(10.9)%

N/M        Not meaningful due to the nature of the expense line-item.
(1)        Net income margin is calculated as net income divided by net revenues.
For the nine months ended September 24, 2023, net revenues decreased $23.8 million, or 1.6%, compared with the nine months ended September 25, 2022. The decrease in net revenues reflected the impact of a 0.7 million-visit, or 3.3%, decrease in attendance partially offset by the impact of an 0.8% increase in in-park per capita spending to $61.73, and a 4.2%, or $7.3 million, increase in out-of-park revenues. The decrease in attendance was driven by less season pass attendance as a result of fewer season pass units outstanding. There were fewer season pass units outstanding due to less sales, particularly at our parks in California, as well as due to the impact of the prior period extension of 2020 and 2021 season-long products at Knott's Berry Farm through May 2022 and Canada's Wonderland through Labour Day 2022. Attendance was also negatively impacted by inclement weather, particularly during the first quarter of 2023. These negative impacts were somewhat offset by the continuing recovery of group sales attendance and the impact of additional operating days during the current period. The increase in in-park per capita spending was attributable to higher levels of guest spending on food and beverage. The increase in food and beverage spending was driven by increases in both the number of transactions per guest and average transaction value. The increase in food and beverage spending was somewhat offset by a decline in admissions spending driven by a reassessment of our pricing strategy at several parks and the recovery of lower priced attendance channels. The increase in out-of-park revenues was largely attributable to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations in the prior period, offset somewhat by a decrease in out-of-park revenues at Knott's Berry Farm due to inclement weather during the first quarter of 2023 and ongoing renovations at the Knott's Hotel. The decrease in net revenues included a $5.2 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the nine months ended September 24, 2023 increased $6.4 million, or 0.6%, compared with the nine months ended September 25, 2022. The increase in operating costs and expenses was the result of a $14.9 million increase in selling, general and administrative ("SG&A") expenses partially offset by a $4.0 million decrease in cost of goods sold and a $4.5 million decrease in operating expenses. The increase in SG&A expenses was primarily attributable to higher advertising costs and higher transaction processing costs. Initial costs associated with the proposed merger with Six Flags were largely offset by prior period consulting costs. The decrease in operating expenses was primarily due to cost savings initiatives resulting in a reduction in seasonal labor hours, and to a lesser extent, less in-park entertainment costs. The decreases were somewhat offset by incremental land lease and property tax costs associated with the sale-leaseback of the land at California's

Great America, early season maintenance costs, and increased health benefit costs attributable to a planned increase in associate head count. Cost of goods sold as a percentage of food, merchandise and games revenue decreased approximately 1%. The increase in operating costs and expenses included a $3.1 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the nine months ended September 24, 2023 increased $1.3 million compared with the nine months ended September 25, 2022 due to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America offset by the full depreciation of certain assets. The loss on impairment / retirement of fixed assets in the current period included the retirement of a specific asset.

After a $155.3 million gain on the sale of the land at California's Great America during the prior third quarter and the items above, operating income for the nine months ended September 24, 2023 totaled $277.3 million compared with $470.5 million for the nine months ended September 25, 2022.

Interest expense for the nine months ended September 24, 2023 decreased $9.8 million as a result of the repayment of our senior secured term loan facility and the related termination of our interest rate swap agreements during the third quarter of 2022. The reduction in interest expense was partially offset by interest on additional borrowings on our revolving credit facility in the current period. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a benefit to earnings of $25.6 million for the nine months ended September 25, 2022 representing the change in fair value of our swap portfolio. We realized a $5.3 million cash receipt, net of fees, upon termination of our interest rate swap agreements during the third quarter of 2022. In addition, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022 upon the full repayment of our senior secured term debt facility. During the current period, we recognized a $1.6 million net benefit to earnings for foreign currency gains and losses compared with a $24.2 million net charge to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the nine months ended September 24, 2023, a provision for taxes of $40.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $61.4 million for the nine months ended September 25, 2022. The decrease in provision for taxes was primarily attributable to lower pretax income from our taxable subsidiaries in the current period. The prior period included a provision for taxes recorded for the sale of the land at California's Great America.

After the items above, net income for the nine months ended September 24, 2023 totaled $134.5 million, or $2.61 per diluted limited partner unit, compared with $295.3 million, or $5.18 per diluted limited partner unit, for the nine months ended September 25, 2022. Net income margin decreased 10.9% primarily due to the $155.3 million gain on the sale of the land at California's Great America during the prior period.

Three months ended September 24, 2023 vs. Three months ended September 25, 2022
The current three-month period included 1,091 operating days compared with 1,088 operating days for the three-month period ended September 25, 2022.

The following table presents key financial information for the three months ended September 24, 2023 and September 25, 2022:

	Three months ended		Increase (Decrease)
	September 24, 2023	September 25, 2022	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$842,009	$843,063	$(1,054)	(0.1)%
Operating costs and expenses	467,430	484,673	(17,243)	(3.6)%
Depreciation and amortization	65,936	67,805	(1,869)	(2.8)%
Loss on impairment / retirement of fixed assets, net	2,018	3,632	(1,614)	N/M
Gain on sale of land	—	(155,251)	155,251	N/M
Operating income	$306,625	$442,204	$(135,579)	(30.7)%

Other Data:
Attendance	12,433	12,304	129	1.0%
In-park per capita spending	$61.65	$62.62	$(0.97)	(1.5)%
Out-of-park revenues	$99,024	$97,302	$1,722	1.8%
Operating days	1,091	1,088	3	0.3%
Net income margin (1)	25.6%	39.5%		(13.9)%

N/M        Not meaningful due to the nature of the expense line-item.
(1)        Net income margin is calculated as net income divided by net revenues.

For the three months ended September 24, 2023, net revenues decreased $1.1 million, or 0.1%, compared with the three months ended September 25, 2022. The variance in net revenues reflected the impact of a 1.5% decrease in in-park per capita spending to $61.65 offset by the impact of a 0.1 million-visit, or 1.0%, increase in attendance and a 1.8%, or $1.7 million, increase in out-of-park revenues. The decrease in in-park per capita spending was primarily attributable to lower levels of guest spending on admissions. The decrease in admissions spending was driven by a reassessment of our pricing strategy at several parks and the recovery of lower priced attendance channels and was somewhat offset by an increase in food and beverage spending driven by an increase in average transaction value. The increase in attendance was driven by the continuing recovery of group sales attendance. The increase in out-of-park revenues was driven by higher revenue per occupied room, particularly at Cedar Point. The variance in net revenues included a $3.3 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended September 24, 2023 decreased $17.2 million, or 3.6%, compared with the three months ended September 25, 2022. The decrease in operating costs and expenses was the result of a $22.0 million decrease in operating expenses and a $3.0 million decrease in cost of goods sold partially offset by a $7.7 million increase in SG&A expenses. The decrease in operating expenses was primarily due to cost savings initiatives resulting in a reduction in seasonal labor hours, and to a lesser extent, less in-park entertainment costs. The increase in SG&A expenses was attributable to higher advertising costs and initial costs associated with the proposed merger with Six Flags. Cost of goods sold as a percentage of food, merchandise and games revenue decreased approximately 2%. The increase in operating costs and expenses included a $1.3 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended September 24, 2023 decreased $1.9 million compared with the three months ended September 25, 2022 due to the full depreciation of certain assets. The loss on impairment / retirement of fixed assets in the prior period included the retirement of a specific asset.

After a $155.3 million gain on the sale of the land at California's Great America during the prior third quarter and the items above, operating income for the three months ended September 24, 2023 totaled $306.6 million compared with $442.2 million for the three months ended September 25, 2022.

Interest expense for the three months ended September 24, 2023 decreased $0.9 million as a result of the repayment of our senior secured term loan facility and the related termination of our interest rate swap agreements during the third quarter of 2022. The reduction in interest expense was partially offset by interest on additional borrowings on our revolving credit facility in the current period. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a benefit to earnings of $3.7 million for the three months ended September 25, 2022 representing the change in fair value of our swap portfolio. We realized a $5.3 million cash receipt, net of fees, upon termination of our interest rate swap agreements during the third quarter of 2022. In addition, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022 upon the full repayment of our senior secured term debt facility. During the current period, we recognized a $5.1 million net charge to earnings for foreign currency gains and losses compared with a $14.4 million net charge to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended September 24, 2023, a provision for taxes of $50.7 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $61.2 million for the three months ended September 25, 2022. The decrease in provision for taxes was primarily attributable to the prior period including a provision for taxes recorded for the sale of the land at California's Great America.

After the items above, net income for the three months ended September 24, 2023 totaled $215.5 million, or $4.21 per diluted limited partner unit, compared with $333.1 million, or $5.86 per diluted limited partner unit, for the three months ended September 25, 2022. Net income margin decreased 13.9% due to the $155.3 million gain on the sale of the land at California's Great America during the prior period.

October Update
For the ten months ended October 29, 2023, preliminary net revenues totaled approximately $1.65 billion and decreased 1%, or $25 million, compared with the ten months ended October 30, 2022. Based on preliminary results for the ten months ended October 29, 2023, attendance totaled 24.2 million visits, down 3%, in-park per capita spending was $61.92, up less than 1%, and out-of-park revenues totaled $202 million, up 4%. Operating days for the ten month periods in 2023 and 2022 totaled 2,171 operating days and 2,103 operating days, respectively, due to additional planned operating days in the first two quarters of 2023.

For the five week period ended October 29, 2023, preliminary net revenues totaled approximately $226 million and decreased less than 1%, or $1 million, compared with the five week period ended October 30, 2022. Based on preliminary results for the five week period ended October 29, 2023, attendance totaled 3.3 million visits, up 2%, in-park per capita spending was $63.15, down 3%, and out-of-park revenues totaled $21 million, flat to the prior period.

For the ten month periods ended October 29, 2023 and October 30, 2022, preliminary concessionaire remittance totaled approximately $47 million and $50 million, respectively. For the five week periods ended October 29, 2023 and October 30, 2022, preliminary concessionaire remittance totaled approximately $5 million in each period.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three and nine-month periods ended September 24, 2023 and September 25, 2022.

	Three months ended		Nine months ended
(In thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income	$215,494	$333,050	$134,512	$295,313
Interest expense	36,125	37,049	105,620	115,386
Interest income	(829)	(1,562)	(1,521)	(2,113)
Provision for taxes	50,673	61,151	40,246	61,374
Depreciation and amortization	65,936	67,805	127,711	126,441
EBITDA	367,399	497,493	406,568	596,401
Loss on early debt extinguishment	—	1,810	—	1,810
Net effect of swaps	—	(3,700)	—	(25,641)
Non-cash foreign currency loss (gain)	5,460	14,369	(1,674)	24,217
Non-cash equity compensation expense	8,221	3,204	15,841	15,087
Loss on impairment / retirement of fixed assets, net	2,018	3,632	12,779	6,379
Gain on sale of land	—	(155,251)	—	(155,251)
Costs related to proposed merger (1)	5,012	—	5,012	—
Other (2)	385	428	284	1,120
Adjusted EBITDA	$388,495	$361,985	$438,810	$464,122

Adjusted EBITDA margin (3)	46.1%	42.9%	30.7%	32.0%
(1)    Consists of third-party consulting costs related to the proposed merger with Six Flags. See Note 11 for additional information. These costs are excluded from the calculation of Adjusted EBITDA as defined in our current and prior credit agreements and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive income.
(2)    Consists of certain costs as defined in our current and prior credit agreements. These items are excluded from the calculation of Adjusted EBITDA and have included certain legal expenses, severance and related benefits and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.
(3)    Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

For the nine months ended September 24, 2023, Adjusted EBITDA decreased $25.3 million and Adjusted EBITDA margin decreased 1.3% compared with the nine months ended September 25, 2022. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were due to a decrease in net revenues driven by a decline in attendance during the first six months of 2023.

For the three months ended September 24, 2023, Adjusted EBITDA increased $26.5 million and Adjusted EBITDA margin increased 3.2% compared with the three months ended September 25, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin were due to a decrease in costs in the current period as a result of cost savings initiatives, particularly seasonal wages, cost of goods sold and other in-park operating costs.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, capital expenditures, interest payments, partnership distributions, income tax obligations, and recently, limited partnership unit repurchases. As of September 24, 2023, we had cash on hand of $134.4 million and availability under our revolving credit facility of $280.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the fourth quarter of 2024.

We expect to invest between $210 million and $220 million in capital expenditures during 2023, which includes large-scale updates to major sections of our parks, new roller coasters and other rides and attractions, upgraded and expanded food and beverage facilities, the renovation of the Knott's Berry Farm Hotel and major events to celebrate two 50-year park anniversaries.

We paid a partnership distribution of $0.30 per limited partner unit on September 20, 2023. On November 2, 2023, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on December 20, 2023 to unitholders of record on December 6, 2023.

In August 2022, the Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. As of April 12, 2023, we repurchased all remaining availability under the August 2022 repurchase program resulting in a total of 6.0 million units repurchased at an average price of $41.93 per limited partner unit. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase more units for an additional aggregate amount of not more than $250 million. From June 26, 2023 through October 31, 2023, we repurchased 0.3 million units under the May 2023 repurchase program at an average price of $38.27 per limited partner unit. See Note 10 for additional information.

We anticipate cash interest payments of approximately $135 million during 2023 of which approximately 75% of the payments will have occurred in the second and fourth quarters. We anticipate cash payments for income taxes to range from $45 million to $50 million in 2023.

As of September 24, 2023, deferred revenue totaled $208.1 million, including non-current deferred revenue. This represented an increase of $20.4 million compared with total deferred revenue as of September 25, 2022. The increase in total deferred revenue was primarily attributable to higher season-long product sales for the subsequent operating season.
Operating Activities
Net cash from operating activities for the first nine months of 2023 totaled $330.0 million, a decrease of $82.4 million compared with the same period in the prior year. The decrease in net cash from operating activities was primarily attributable to tax refunds received in the prior period attributable to the net operating loss in tax year 2020 being carried back to prior years, and less earnings due to lower attendance during the first six months of 2023.
Investing Activities
Net cash for investing activities for the first nine months of 2023 totaled $169.6 million compared with net cash from investing activities totaling $172.0 million for the same period in the prior year. The variance in net cash (for) from investing activities was due to the prior period sale of the land at California's Great America, as well as a planned increase in capital expenditures for 2023.
Financing Activities
Net cash for financing activities for the first nine months of 2023 totaled $126.6 million, a decrease of $225.9 million compared with the same period in the prior year. The decrease was primarily attributable to $264.3 million of term debt payments in the prior period to fully repay the remaining outstanding balance on our term debt facility. This decrease was somewhat offset by an increase in repurchases of limited partnership units and partnership distributions in the current period.
Contractual Obligations
As of September 24, 2023, our primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

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

•No borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of September 24, 2023, we had $280.1 million of availability under the revolving credit facility. Our letters of credit are primarily in place to backstop insurance arrangements.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the nine months ended September 24, 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of September 24, 2023.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at September 24, 2023: the 2025, 2027, 2028 and 2029 senior notes. The 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is a co-issuer of the registered senior notes separately. The subsidiaries that guarantee the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.1 million and $14.3 million as of September 24, 2023 and December 31, 2022, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of September 24, 2023
Current Assets	$707	$45,420	$62,210	$414,806	$1,611,953
Non-Current Assets	(243,043)	1,857,967	614,721	2,346,263	1,938,623
Current Liabilities	170,314	1,495,903	204,913	260,548	130,020
Non-Current Liabilities	148,625	1,863	16,233	2,147,967	154,326
Balance as of December 31, 2022
Current Assets	$507	$32,194	$82,860	$409,869	$1,400,403
Non-Current Assets	(202,160)	1,583,510	563,637	2,214,189	1,870,827
Current Liabilities	237,793	1,247,618	261,744	213,669	103,436
Non-Current Liabilities	147,937	1,238	14,142	2,135,550	159,493

Nine Months Ended September 24, 2023
Net revenues	$74,438	$382,482	$143,456	$1,536,131	$363,199
Operating income (loss)	71,234	(102,373)	59,795	94,496	154,271
Net income	134,788	84,959	85,762	—	223,050
Twelve Months Ended December 31, 2022
Net revenues	$210,192	$522,915	$179,180	$2,174,828	$320,682
Operating income (loss)	207,251	(116,440)	80,880	124,469	224,675
Net income	308,808	141,776	65,665	—	216,578

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, that our growth strategies will achieve the targeted results, that the proposed transaction will close or that the Company will realize the anticipated benefits thereof. Important risk factors that may cause such a difference and could adversely affect attendance at our parks, our future financial performance, our growth strategies and/or the proposed transaction, and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic conditions, the impacts of public health concerns; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in our capital investment plans and projects; the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction and Six Flags stockholder approval; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the proposed transaction, including the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Cedar Fair, Six Flags or their respective directors and others following announcement of the merger agreement and proposed transaction; the inability to consummate the transaction due to the failure to satisfy other conditions to complete the transaction; risks that the proposed transaction disrupts and/or harms current plans and operations of Cedar Fair or Six Flags, including that management’s time and attention will be diverted on transaction-related issues; the amount of the costs, fees, expenses and charges related to the transaction, including the possibility that the transaction may be more expensive to complete than anticipated; the ability of Cedar Fair and Six Flags to successfully integrate their businesses and to achieve anticipated synergies and value creation; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting Cedar Fair and Six Flags; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during the pendency of the proposed transaction that could affect Cedar Fair’s and/or Six Flags’ financial performance and operating results; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; risks related to the potential impact of general economic, political and market factors on the companies or the proposed transaction; other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"); and those risks that will be described in the registration statement on Form S-4 and the accompanying proxy statement/prospectus. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of September 24, 2023, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $73.1 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.7 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $6.9 million decrease in annual operating income for the trailing twelve months ended September 24, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 24, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2023.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risk factors have been identified as a result of Cedar Fair, L.P. entering into a merger agreement with Six Flags Entertainment Corporation ("Six Flags").

Risks Related to the Proposed Merger

The proposed merger and integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.
The success of the proposed merger will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this report, including within the forward-looking statements. The actual benefits of the proposed merger also could be less than anticipated if, for example, completion of the merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.

We have incurred and expect to incur substantial costs, fees, expenses, and charges related to the merger and integration, and may incur additional costs we do not currently anticipate.
We have incurred and expect to incur additional costs, fees, expenses, and charges related to the merger and integration. We may incur additional costs that we do not currently anticipate. These costs include and may include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing, integration and other related costs. Some of the costs are payable regardless of whether or not the merger is completed.

We may be unable to retain personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on our ability to retain key employees while the merger is pending or after the merger is consummated. If we are unable to retain key employees, including management, who are critical to the successful completion, integration and future operation of the combined company, we could face disruption in our operations, loss of key information, expertise or know-how, or unanticipated recruiting costs, which may impact our ability to achieve our goals related to the transaction.

The announcement or completion of the proposed merger may disrupt and/or harm our current plans and operations or those of Six Flags, may divert management’s time and attention and may affect existing business relationships, any of which may impact financial performance, operating results and/or our ability to achieve the benefits of the merger.
The announcement or completion of the proposed merger may disrupt and/or harm our current plans and operations and/or those of Six Flags. Management’s time and attention also may be diverted on transaction-related issues. There also may be adverse reactions to or changes in business relationships as a result of the announcement or completion of the merger. Any of these factors could affect our and/or Six Flags’ financial performance or operating results, and/or could impact our ability to achieve the benefits of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that affect the anticipated benefits of the merger.
Before the merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States and Mexico. These approvals could be delayed or not obtained at all, which could disrupt operations, or could delay or adversely affect completion of the merger. The approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transactions contemplated by the merger agreement, which could affect the anticipated benefits of the merger.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed, which could negatively impact our business, financial results, and/or unit price.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger, including approval of Six Flags' stockholders. If the merger is not completed for any reason, there may be adverse consequences and we may experience negative reactions from the financial markets, our customers, our vendors and/or our employees.

Litigation relating to the proposed merger may be filed against Six Flags, us and/or each company's board of directors that could prevent or delay the closing and/or result in the payment of damages.
In connection with the proposed merger, it is possible that the stockholders of Six Flags and/or our unitholders may file lawsuits against Six Flags, us and/or each company's board of directors. Among other remedies, these stockholders and/or unitholders could seek damages and/or to enjoin the merger. Any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the merger may adversely affect our business, financial condition, results of operations and cash flows or those of the combined entity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended September 24, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
June 26 - July 31	280,447	$38.26	280,226	$239,278,720
August 1 - August 31	34,647	$38.37	34,311	$237,962,641
September 1 - September 24	—	—	—	$237,962,641
Total	315,094	$38.27	314,537	$237,962,641

(1)All units purchased were either repurchased pursuant to our May 2023 unit repurchase program described in Footnote 2, or were repurchased by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan. A total of 557 units were reacquired by the Partnership to satisfy such tax obligations.
(2)On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. Units repurchased under the May 2023 repurchase program during the three months ended September 24, 2023 were repurchased in open market transactions intended to satisfy the conditions of Rule 10b-18. See Note 10.

ITEM 5. OTHER INFORMATION

During the three months ended September 24, 2023, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit (2.1)
Agreement and Plan of Merger, dated as of November 2, 2023, by and among Cedar Fair, L.P., Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub, LLC. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed on November 2, 2023.

Exhibit (2.2)
Voting and Support Agreement, dated as of November 2, 2023, by and between Cedar Fair, L.P., Six Flags Entertainment Corporation, and H Partners, LP and certain of its affiliates. Incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 8-K (File No. 001-09444) filed on November 2, 2023.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	November 2, 2023	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 2, 2023	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer