Form 10-K
period 2023-12-31
CEDAR FAIR L P
filed 2024-02-16
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Depositary Units held by non-affiliates of the Registrant based on the closing price of such units on June 23, 2023 of $39.99 per unit was approximately $2,016,277,365.
Number of Depositary Units representing limited partner interests outstanding as of February 9, 2024: 51,029,491 units

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement pursuant to Regulation 14A or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2023.
************
Page 1 of 61 pages

CEDAR FAIR, L.P.
2023 FORM 10-K CONTENTS

PART I

Unless the context otherwise indicates, all references to "we," "us," "our," or the "Partnership" in this Annual Report on Form 10-K for the year ended December 31, 2023 (this "Form 10-K") refer to Cedar Fair, L.P. together with its affiliated companies.

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

The demographic groups that are most important to our business are families and young people ages 12 through 24. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young people are believed to be attracted by the action-packed rides. We conduct active advertising campaigns in our major market areas geared toward these two groups.

Merger Agreement with Six Flags

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

Knott's Berry Farm
Knott's Berry Farm, located near Los Angeles in Buena Park, California, first opened in 1920 and was acquired by the Partnership in 1997. The park is one of several year-round theme parks in Southern California and serves a market area centered in Orange County with a large national and international tourism population. The park is renowned for its seasonal events, including a spring culinary festival, Boysenberry Festival; a special holiday event, Knott's Merry Farm; and a Halloween event, Knott's Scary Farm, which has been held for 50 years and is annually rated one of the best Halloween events in the industry by Amusement Today's international survey. Adjacent to Knott's Berry Farm is Knott's Soak City, a separately gated seasonal water park that features multiple water rides and attractions. Knott's Berry Farm also features the Knott's Hotel, a full-service hotel located adjacent to Knott's Berry Farm featuring a restaurant, meeting/banquet facilities, an outdoor pool and a fitness center.

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

HUMAN CAPITAL

As of December 31, 2023, we employed approximately 3,350 full-time employees. Throughout 2023, we also employed approximately 49,700 seasonal and part-time employees, many of whom are high school and college students. We house some of our seasonal employees in dormitories owned by us at Cedar Point, Kings Island, Carowinds, Kings Dominion and Valleyfair, or rented by us at Dorney Park, Worlds of Fun, Schlitterbahn Waterpark New Braunfels and Schlitterbahn Waterpark Galveston. As of December 31, 2023, approximately 225 of our employees were represented by labor unions. We believe we maintain good relations with our employees.

Our associate guidelines and policies are founded on our cornerstones of safety, service and cleanliness and our core values of integrity, courtesy and inclusiveness. Our highest priority continues to be the safety and well-being of our guests and employees. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship, which includes a confidential hotline available to all employees. As part of our commitment to our core values, we published our second Environmental, Social and Governance ("ESG") Strategy Report in 2023. Our enterprise-wide ESG framework includes the prioritization of five key strategic pillars: Safety, Associate Happiness, Community, Environment, and Operations and Governance. As part of the Safety pillar, we have established and are working to formalize the Cedar Fair Safety Model, which enhances our longstanding commitment to workplace safety. The Cedar Fair Safety Model emphasizes associate accountability for safety, conducting safety risk assessments, implementing best practices, training, credentialing our safety associates, and assessing mitigation tactics. We have advanced our safety initiatives by focusing on better data systems, improving existing safety training, and launching the Safety Grants Initiative, which is a supplemental source of funding to encourage innovation in safety. As part of the Associate Happiness pillar, we have established the Associate Happiness Model, which frames our efforts to provide a positive associate experience using the components of authenticity, diversity, equity and inclusion. The Associate Happiness Model includes a Diversity, Equity and Inclusion ("DEI") Strategic Plan which prioritizes being an equal opportunity employer, building an inclusive work environment, developing our associates, and accelerating DEI into succession planning. We have advanced our Associate Happiness initiatives by launching a series of new awards and recognitions, launching DEI training programs, implementing an awareness month program, revising our policies and recruiting efforts to be aligned with our DEI priorities, and streamlining training courses.

We maintain training programs for new employees, including safety training specific to job responsibilities. We participate in the J-1 Visa program providing cultural and educational exchange opportunities for our associates. We also have partnered with Bowling Green State University to create the Cedar Fair Resort and Attraction Management program, a bachelor's degree program, which is housed in downtown Sandusky, Ohio in a facility jointly owned by the Partnership and a third party developer. The bachelor's degree program prepares students for management careers at Cedar Fair parks or similar establishments. We encourage a promote-from-within policy.

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

The SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about our Executive Officers

Name	Age	Position(s)

Richard A. Zimmerman	63	Richard Zimmerman has been President and Chief Executive Officer since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, he served as President and Chief Operating Officer from October 2016 through December 2017 and served as Chief Operating Officer from 2011 through 2016. Prior to that, he was appointed as Executive Vice President in 2010 and as Regional Vice President in 2007. He has been with Cedar Fair since 2006, when Kings Dominion was acquired. Richard served as Vice President and General Manager of Kings Dominion from 1998 through 2006.
Brian C. Witherow	57	Brian Witherow has served as Executive Vice President and Chief Financial Officer since 2012. Prior to that, he served as Vice President and Corporate Controller beginning in 2005. Brian has been with Cedar Fair in various other positions since 1995.
Tim V. Fisher	63	Tim Fisher joined Cedar Fair as Chief Operating Officer in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Tim served as Chief Executive Officer of Village Roadshow Theme Parks since 2009.
Brian M. Nurse	52	Brian Nurse joined Cedar Fair as Executive Vice President, Chief Legal Officer and Secretary in November 2021. Prior to joining Cedar Fair, he served as Senior Vice President, General Counsel and Secretary for World Wrestling Entertainment, Inc. ("WWE"), an integrated media and entertainment company, from September 2018 to November 2020. Prior to joining WWE, Brian served as Vice President, Associate General Counsel and Secretary at Nestle Waters North America, Inc., a former division of Nestle S.A. which is a multinational food and drink corporation, from 2012 to 2018. Prior to that, he was Senior Legal Counsel for North American beverage/soft drink brands at PepsiCo, Inc., a multinational food, snack and beverage corporation, from 2003 to 2012.
David R. Hoffman	55	Dave Hoffman has served as Senior Vice President and Chief Accounting Officer since 2012. Prior to that, he served as Vice President of Finance and Corporate Tax since 2010. He served as Vice President of Corporate Tax from 2006 through 2010. Prior to joining Cedar Fair, Dave served as a business advisor with Ernst & Young from 2002 through 2006.
Monica R. Sauls	44	Monica Sauls joined Cedar Fair as Senior Vice President and Chief Human Resources Officer in March 2023. Prior to joining Cedar Fair, she served as Senior Vice President and Chief People Officer of Bojangles, a regional chain of fast-food restaurants, from 2020 through March 2023. Prior to that, Monica served as Senior Human Resources Strategic Business Solutions Leader for Duke Energy, an electric power and natural gas holding company, from 2018 to 2020. From 2014 to 2018, she served as Senior Executive and Leadership Development Director for Boeing, a global aerospace company and manufacturer. From 2009 to 2014, she served as Human Resources and Talent Management Manager for Walgreens, a national pharmacy store chain.
Charles E. Myers	60	Charles Myers joined Cedar Fair as Senior Vice President, Creative Development in June 2019. Prior to joining Cedar Fair, he held a variety of Senior Leadership roles including Show Design, Production Management and Producing at Walt Disney Imagineering, the research and development arm of the Walt Disney Company, from 2013 to June 2019. Prior to this, he served as Senior Vice President, Licensing, Project Development & Business Development of Paramount Pictures from 2002 to 2013.

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

Public health concerns or a future pandemic could adversely impact our business, as well as intensify certain risks we face.
Consumer behavior and preferences changed in response to the effects of the COVID-19 pandemic and may remain changed both in the short term and long term, including impacts on discretionary consumer spending due to economic uncertainty and changing risk tolerances of our employees and guests regarding health matters. Future significant volatility or reductions in demand for, or interest in, our parks could materially adversely impact attendance, in-park per capita spending and revenue. In addition, we could experience damage to our brand and reputation due to actual or perceived health risks associated with our parks or the amusement park industry which could have a similar material adverse effect on attendance, in-park per capita spending and revenue. We may also experience operational risks, including limitations on our ability to recruit and train employees in sufficient numbers to fully staff our parks as a result of changing risk tolerances.

Because our amusement and water parks and complementary resort facilities are the primary sources of net income and operating cash flows, any future mandated or voluntary closures or other operating restrictions related to a future pandemic could adversely impact our business and financial results. Our parks are geographically located throughout the United States and in Canada. The duration and severity of a pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst our largest properties.

The high fixed cost structure of amusement park operations can result in significantly lower margins, profitability and cash flows if attendance levels do not meet expectations.
A significant portion of our expenses are relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase and may not be able to be reduced at a rate proportional with ongoing attendance levels. If cost-cutting efforts are insufficient or are impractical, we could experience a material decline in margins, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Bad or extreme weather conditions can adversely impact attendance at our parks, which in turn would reduce our revenues.
Because most of the attractions at our parks are outdoors, attendance at our parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, which would negatively affect our revenues. We believe that our ownership of many parks in different geographic locations reduces, but does not completely eliminate, the effect that adverse weather can have on our consolidated results. This risk could be magnified by the effects of climate change, including more extreme temperatures, excessive precipitation or wind, wildfires and hurricanes.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.
Although we carry liability insurance to cover possible incidents, our coverage may not be adequate to cover liabilities, we may not be able to obtain coverage at commercially reasonable rates, and we may not be able to obtain adequate coverage should a catastrophic incident occur at our parks or at other parks. Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged incident. An incident occurring at our parks or at competing parks could reduce attendance, increase insurance premiums, and negatively impact our operating results.

Unanticipated construction delays in completing capital improvement projects in our parks and resort facilities, significant ride downtime, or other unplanned park closures could adversely affect our revenues.
A meaningful marketing factor for an amusement park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of our revenue growth is strategic capital spending on new rides and attractions. Any construction delays could adversely affect our attendance and our ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, our revenue could be adversely affected.

There is a risk of accidents or other incidents occurring at amusement and water parks, which may reduce attendance and negatively impact our revenues.
The safety of our guests and employees is one of our top priorities. Our amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of our parks could result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at facilities operated by our competitors, including amusement parks, could influence the general attitudes of patrons and adversely affect attendance at our parks. Other types of incidents such as food borne illnesses and disruptive, negative guest behavior which have either been alleged or proved to be attributable to our parks or our competitors could adversely affect attendance and revenues.

Extended disruptions to our technology platforms may adversely impact our sales and revenues.
A large portion of our sales are processed online and utilize third party technology platforms. Our increased dependence on these technology platforms may adversely impact our sales, and therefore our revenues, if key systems are disrupted for an extended period of time.

Risks Related to the Proposed Merger with Six Flags

The proposed merger with Six Flags and integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.
The success of the proposed merger with Six Flags will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this report, including within the forward-looking statements. The actual benefits of the proposed merger also could be less than anticipated if, for example, completion of the merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.

The market price of the combined company's common stock following the closing of the merger may be affected by factors different from those that historically have affected or currently affect our units.
Upon completion of the merger, the combined company's financial position may differ from each of Six Flags' and Cedar Fair's financial positions before the completion of the merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of operations of each of Six Flags and Cedar Fair. Accordingly, the market price and performance of the combined company's common stock is likely to be different from the performance of our units prior to the closing of the merger.

We have incurred and expect to continue to incur substantial costs, fees, expenses, and charges related to the merger and integration, and may incur additional costs we do not currently anticipate.
We have incurred and expect to continue to incur additional costs, fees, expenses, and charges related to the merger and integration. We may incur additional costs that we do not currently anticipate. These costs include and may include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing, integration and other related costs. Some of the costs are payable regardless of whether or not the merger is completed.

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
Before the merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States and Mexico. These approvals could be delayed or not obtained at all, which could disrupt operations, or could delay or adversely affect completion of the merger. In Mexico, on January 25, 2024, the Mexican Federal Competition Commission concluded its review of the transactions and determined to allow the transactions to proceed as proposed, subject to customary statutory requirements. On January 22, 2024, Six Flags and Cedar Fair each received a request for additional information and documentary materials (a "Second Request") from the U.S. Department of Justice ("DOJ") in connection with the DOJ's review of the merger. The effect of a Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Act ("HSR Act"), until 30 days after each of Six Flags and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. The Second Request, and any further inquiries or actions from the DOJ, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the proposed merger. In deciding whether to grant antitrust clearance, the DOJ will consider the effect of the merger on competition and take such action under the antitrust laws as it deems necessary or desirable in the public interest. The DOJ may take steps to prevent the merger, or the approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transactions contemplated by the merger agreement, which could affect the anticipated benefits of the merger.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed, which could negatively impact our business, financial results, and/or unit price.
The merger agreement is subject to a number of conditions which must be satisfied or waived in order to complete the merger, including approval of Six Flags' stockholders. If the merger is not completed or is delayed for any reason, there may be adverse consequences and we may experience negative reactions from investors, the financial markets, our customers, our vendors and/or our employees.

The merger agreement subjects Six Flags and Cedar Fair to restrictions on their respective business activities prior to the closing of the merger.
The merger agreement subjects Six Flags and Cedar Fair to restrictions on their respective business activities prior to the closing of the merger. The merger agreement obligates each of Six Flags and Cedar Fair to generally conduct its businesses in the ordinary course until the closing and to use its reasonable best efforts to (i) preserve intact their current business organizations, (ii) preserve their assets and properties in good repair and condition and (iii) keep available the services of their current officers and other key employees and preserve their relationships with those having business dealings with Six Flags and Cedar Fair. These restrictions could prevent Six Flags and Cedar Fair from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The merger agreement limits Cedar Fair’s ability to pursue alternative transaction proposals, which may discourage other companies from making a favorable alternative transaction proposal.
The merger agreement contains certain provisions that restrict Cedar Fair’s ability to solicit, initiate or knowingly encourage (including by way of furnishing information), or take any other action designed to facilitate, any inquiries regarding, or the making of, any proposal the consummation of which would constitute an “Alternative Transaction”, which includes, among other things: any transaction or series of transactions which result in the acquisition of more than 20% of the outstanding equity or voting power of Cedar Fair; any merger, consolidation, share exchange or similar transaction resulting in the acquisition or, or acquisition of control over, assets or business representing 20% or more of the consolidated revenues, net income or assets of Cedar Fair; or any transaction resulting in the disposition of assets representing 20% or more of the consolidated revenues, net income or assets of Cedar Fair (each such transaction or series of transactions, an “Alternative Transaction”). Additionally, Cedar Fair is subject to restrictions on its ability to participate in any discussions or negotiations, or cooperate with any third parties with respect to any inquiries regarding, or the making of, any proposal the consummation of which would constitute an Alternative Transaction. These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of Cedar Fair from considering or pursuing an Alternative Transaction.

Litigation relating to the proposed merger may be filed against Six Flags, us and/or each entity's board of directors that could prevent or delay the closing and/or result in the payment of damages.
In connection with the proposed merger, it is possible that the stockholders of Six Flags and/or our unitholders may file lawsuits against Six Flags, us and/or each entity's board of directors. Among other remedies, these stockholders and/or unitholders could seek damages and/or to enjoin the merger. Any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the merger may adversely affect our business, financial condition, results of operations and cash flows or those of the combined entity.

Our unitholders as of immediately prior to the merger will have reduced ownership in the combined company.
Following the closing of the proposed merger, Six Flags’ existing stockholders are expected to own approximately 48.8% of the issued and outstanding shares of the combined company and our existing unitholders are expected to own approximately 51.2% of the issued and outstanding shares of the combined company, in each case on a fully diluted basis. As a result, existing Cedar Fair unitholders will have less influence on the policies of the combined company than they currently have on the policies of Cedar Fair.

Declaration, payment and amounts of dividends, if any, distributed to stockholders of the combined company will be uncertain.
Although we have paid cash distributions on our units in the past, the combined company board may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the combined company board and will depend on the combined company's results of operations, financial condition, cash requirements, future prospects and other considerations that the combined company board deems relevant.

Even if the merger otherwise qualifies for tax-free treatment, a unitholder will recognize taxable gain upon the exchange of units if and to the extent that the aggregate amount of our liabilities attributable for tax purposes to the units exchanged by the unitholder exceeds the unitholder’s aggregate tax basis in the units exchanged.
It is intended that, for U.S. federal income tax purposes, the merger qualify as a transaction described in Section 351 of the Code pursuant to which generally no gain or loss is recognized. However, even if the merger qualifies as a transaction described in Section 351 of the Code, under Section 357(c) of the Code, if a corporation assumes or is treated for U.S. federal income tax purposes as having assumed liabilities of the transferor or accepts property subject to liabilities in an exchange described in Section 351 of the Code, the transferor generally must recognize taxable gain in the amount by which the liabilities exceed the transferor’s basis in the property contributed to the corporation. Under Section 752 of the Code, the liabilities of the Partnership are allocated to its unitholders and as a result of the merger, the liabilities allocated to the unitholders will be treated as having been assumed by the successor combined company and will be subject to Section 357(c) of the Code. Accordingly, a unitholder will recognize taxable gain upon the exchange of units in the merger if and to the extent that (i) the aggregate amount of the Partnership liabilities attributable to the units exchanged by the unitholder exceeds (ii) the unitholder's aggregate tax basis in the units exchanged by such unitholder.

Our non-U.S. unitholders will be subject to withholding in the exchange of partnership units for the successor merged company stock and the applicable withholding agent may satisfy such withholding by retaining shares of the successor merged company stock or cash or other property of our non-U.S. unitholder.
Our non-U.S. unitholders are taxed by the U.S. on income effectively connected with the conduct of a U.S. trade or business, unless exempted or further limited by an income tax treaty. Each non-U.S. holder is considered to be engaged in business in the U.S. because of their ownership of our units. Furthermore, it is probable that such non-U.S. holders are deemed to conduct such activities through permanent establishments in the U.S. within the meaning of applicable tax treaties. Treasury Regulations under Section 1446(f) of the Code provide that the broker effecting the transfer of a unitholder’s interest in a publicly traded partnership engaged in a U.S. trade or business, such as the Partnership, is required to withhold 10% of the amount realized, even if the exchange otherwise qualified for nonrecognition treatment for U.S. federal income tax purposes. Our non-U.S. holders should expect to have the applicable withholding agent withhold 10% of the gross proceeds received by the non-U.S. unitholder, and the applicable withholding agent may satisfy such withholding by withholding shares of the successor merged company or cash or other property of the non-U.S. unitholder.

The Amendments, as defined in Note 6 of the Consolidated Financial Statements, becoming operative and payment of the Consent Payment, as defined in Note 6 to the Consolidated Financial Statements, in connection with the Consent Solicitation, as defined in Note 6 to the Consolidated Financial Statements, with respect to our bonds may result in our unitholders being allocated cancellation of debt income (CODI) for U.S. federal income tax purposes.
In connection with the Consent Solicitation with respect to our bonds, the Amendments may become operative and certain holders of our bonds may receive the Consent Payment as described in Note 6.

We intend to take the position that the Amendments becoming operative for any series of our bonds would not result in a significant modification or the Partnership recognizing CODI for U.S. federal income tax purposes. However, such position is not free from doubt.

Payment of the Consent Payment in connection with the Consent Solicitation may result in a “significant modification” of one or more series of our bonds as determined for U.S. federal income tax purposes, and therefore, a deemed exchange of old bonds for new bonds. If one or more series of our bonds were to undergo such a significant modification, the Partnership may recognize CODI, which would be allocated and taxable to our unitholders. We are not able to calculate whether the payment of the Consent Payment will result in a significant modification or the amount of CODI, if any, that would be allocated and taxable to our unitholders until the Consent Payment is paid, which is expected to occur, if at all, upon or immediately prior to consummation of the merger.

Risks Related to Our Strategy

Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business. We grow our business through acquisitions and capital investments to improve our parks through new rides and attractions, as well as in-park product offerings and product offerings outside of our parks. Our growth and innovation strategies require significant commitments of management resources and our investments may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing new projects and initiatives, or to realize their intended or projected benefits, which could have a material adverse effect on our business, financial condition or results of operations.

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
Labor is a primary component in the cost of operating our business. Increased labor costs, due to competition, inflationary pressures, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact our operating expenses. Since the COVID-19 pandemic, we experienced a meaningful increase in the seasonal labor rate in order to recruit employees in a challenging labor market. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact our future seasonal labor rates. It is possible that these changes could significantly increase our labor costs, which would adversely affect our operating results and cash flows.

Our business depends on our ability to meet our workforce needs.
Our success depends on our ability to attract, motivate and retain qualified employees to keep pace with our needs. If we are unable to do so, our results of operations and cash flows may be adversely affected. We employ a significant workforce each season. We recruit year-round to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. We may be unable to recruit and hire adequate personnel as the business requires or we may experience material increases in the cost of securing our workforce in the future.

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
We had $2.3 billion of outstanding indebtedness as of December 31, 2023 (before reduction of debt issuance costs).

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

Our credit agreement includes a Senior Secured Leverage Ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding.

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
Our credit agreement is and our future borrowings may be at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.

Risks Related to Legal, Regulatory and Compliance Matters

Cyber-security risks and the failure to maintain the integrity of internal or customer data could result in damages to our reputation and/or subject us to costs, fines or lawsuits.
In the normal course of business, we, or third parties on our behalf, collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of such data is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our parks, products and services to our guests. Furthermore, if a person could circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, which could harm our reputation and result in remedial and other costs, fines or lawsuits. Although we carry liability insurance to cover this risk, our coverage may not be adequate to cover liabilities, and we may not be able to obtain adequate coverage should a catastrophic incident occur.

Our operations, our workforce and our ownership of property subject us to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
We may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. We may also be required to incur additional costs and commit management resources to comply with proposed regulatory requirements that may become effective in the near future, including ESG initiatives, which continue to be a focus for investors and other stakeholders. Any ESG initiatives entered into by us may not realize their intended or projected benefits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As described under Item 1A in this Form 10-K, we are subject to risks from cybersecurity threats, including risks relating to maintaining customer and employee data. Cybersecurity is a key focus at multiple levels of our organization, and we have developed policies and procedures to assess, identify and manage risks from cybersecurity threats.

–Board of Directors – Enterprise risk management (“ERM”) process: As part of the ERM process, executive management and the Board of Directors regularly review an assessment related to cybersecurity and data protection risks to identify material risk areas, assess our processes to mitigate those risks, and identify process and procedure improvements to alleviate identified risks, including allocating appropriate resources. Cybersecurity and data protection focus areas of ERM include phishing, malware, data breaches, outdated software, staffing levels for key information technology positions, and risks associated with our use of third parties.

–Audit Committee of the Board of Directors: The Audit Committee is responsible for discussing the Company’s major information technology risk exposures, including cybersecurity, and the steps management has taken to monitor and control such exposures. The Audit Committee dedicates attention to and provides oversight of certain cybersecurity risks. The Chief Information Officer and Corporate Vice President, IT Infrastructure Operations and Security, meet with the Audit Committee regularly to assess management’s progress on implementing process and procedure improvements related to cybersecurity. The Audit Committee also provides guidance on long-term and short-term cybersecurity strategies.

–Executive Management – Technology Governance Committee: The Technology Governance Committee consists of certain members of executive management, including the Chief Accounting Officer, Chief Information Officer, Chief Commercial Officer, Chief Strategy Officer, and Corporate Vice President, IT Infrastructure Operations and Security. This committee evaluates projects involving information technology, including reviewing best practices and change management needs and communicating a company-wide approach. Therefore, the information technology department is aware of system and application implementations prior to execution to facilitate proper application and infrastructure security both during implementation and after implementation. Internal audit is notified of system and application implementations as part of this process as well. The internal audit department works with the information technology department to review information technology projects to ensure key projects are appropriately planned, designed, developed, tested, deployed and maintained, including verifying proper security both during and after implementation.

–Information Technology Department: The information technology department consists of employees with extensive cybersecurity experience, including the Chief Information Officer and Corporate Vice President, IT Infrastructure Operations and Security, as well as a team of compliance and security associates. Cybersecurity experience within the information technology department includes prior work experience and bachelor's degrees or higher in technology related fields. In addition to internal resources, we engage a cyber insurance carrier with comprehensive data privacy and security risk management services; a managed security service provider with comprehensive security solutions, including continuous network monitoring, reporting and assistance with investigation; and an information security consulting company that consists of cybersecurity experts and information security practitioners to provide additional cybersecurity support. We also maintain a system of information technology controls and procedures, including controls and procedures related to authentication and access, recovery plans and secured backups of data, the design of applications and selection of packaged software, and testing of significant changes in applications and infrastructure technology. We also provide training to our employees about cybersecurity, perform penetration testing at least annually, perform security incident preparedness activities at least annually, and perform an annual Payment Card Industry (“PCI”) attestation. Third party providers involving information technology are identified as part of our contract review process. System and Organizational Controls (“SOC”) reports are reviewed annually for third party providers. The information technology department continuously monitors for cybersecurity threats in order to detect if a cybersecurity incident has occurred. The department uses endpoint detection and response (“EDR”) and security information and event management (“SIEM”) with the assistance of our managed security service provider and internal analysts to detect and identify threats. Lastly, we follow the National Institute of Standards and Technology ("NIST") Framework, which enables us to compare ourselves against the industry and manage dynamic cybersecurity risks.

If a cybersecurity incident were to occur, including a cybersecurity incident associated with one of our third-party providers, we have developed an incident response plan to align responsibilities throughout the organization to facilitate an efficient and effective response, as well as an appropriate investigation of each incident. The incident response plan is led by executive management, the Chief Information Officer, the Corporate Vice President, IT Infrastructure Operations and Security, and our information technology department and includes a further delegation of incident responsibility to key internal stakeholders, including the legal, investor relations, human resources, and internal audit departments. Upon identification of an incident, each incident is assigned an incident materiality rating based on both quantitative and qualitative considerations. Qualitative considerations include the presence of ransomware, operational degradation or interruption, operational loss, and sensitive or confidential data loss. Based on the severity of each incident, the incident response is escalated. Cybersecurity incidents, regardless of materiality, are investigated by the information technology department led by Corporate Vice President, IT Infrastructure Operations and Security and are communicated to the Chief Executive Officer, Chief Financial Officer, Chief Legal

Officer, Chief Information Officer, the Chairman of the Board of Directors and the Chair of the Audit Committee. The entire Board of Directors is notified of material or high risk incidents.

Risks from cybersecurity threats could materially affect our business strategy, results of operations or financial condition as described under Item 1A in this Form 10-K. There are no known risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect the registrant as of the date of this filing.

ITEM 2. PROPERTIES.

Park		Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Cedar Point Cedar Point Shores	(1)	Sandusky, Ohio	860	725	135
Knott's Berry Farm Knott's Soak City		Buena Park, California	175	175	—
Canada's Wonderland		Vaughan, Ontario, Canada	295	295	—
Kings Island		Mason, Ohio	650	330	320
Carowinds		Charlotte, North Carolina and Fort Mill, South Carolina	400	300	100
Kings Dominion		Doswell, Virginia	740	280	460
California's Great America	(2)	Santa Clara, California	175	175	—
Dorney Park		Allentown, Pennsylvania	210	180	30
Worlds of Fun		Kansas City, Missouri	350	255	95
Valleyfair		Shakopee, Minnesota	190	110	80
Michigan's Adventure		Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark & Resort New Braunfels		New Braunfels, Texas	90	75	15
Schlitterbahn Waterpark Galveston	(3)	Galveston, Texas	40	35	5
(1)    Cedar Point and Cedar Point Shores are located on approximately 365 acres, virtually all of which have been developed, on the Cedar Point peninsula in Sandusky, Ohio. We also own acreage on the mainland near Cedar Point with approximately 135 acres undeveloped. Cedar Point's Express Hotel, Castaway Bay Indoor Waterpark Resort and an adjoining restaurant, Castaway Bay Marina, seasonal-employee housing complexes, Cedar Point Sports Center and Sawmill Creek Resort are located on this property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S DEPOSITARY UNITS, RELATED UNITHOLDER MATTERS AND ISSUER
PURCHASES OF DEPOSITARY UNITS.

Cedar Fair, L.P. Depositary Units representing limited partner interests are listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 9, 2024, there were approximately 4,400 registered holders of Cedar Fair, L.P. Depositary Units, representing limited partner interests. Item 12 in this Form 10-K includes information regarding our equity incentive plan, which is incorporated herein by reference.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2023.

Unitholder Return Performance Graph

The graph below shows a comparison of the five-year cumulative total return (assuming all distributions/dividends reinvested) for Cedar Fair, L.P. limited partnership units, the S&P 500 Index, the S&P 400 Index, and the S&P - Movies and Entertainment Index, assuming investment of $100 on December 31, 2018.

	Base Period	Return
	2018	2019	2020	2021	2022	2023
Cedar Fair, L.P.	$100.00	$125.45	$93.82	$119.39	$100.01	$99.15
S&P 500	100.00	131.49	155.68	200.38	164.09	207.23
S&P 400	100.00	126.20	143.44	178.95	155.58	181.16
S&P Movies and Entertainment	100.00	126.72	176.24	171.91	85.56	112.14

Issuer Purchases of Equity Securities

The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended December 31, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (1)
September 25 - October 31	—	$—	—	$237,962,641
November 1 - November 30	—	$—	—	$237,962,641
December 1 - December 31	—	$—	—	$237,962,641
Total	—	$—	—	$237,962,641

(1)On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. There were no units repurchased under the May 2023 repurchase program during the three months ended December 31, 2023. See Note 8 for additional information.

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

Merger Agreement with Six Flags

On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags. Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions.

Select Financial Data

The following table presents certain financial data expressed as a percent of total net revenues and selective statistical information for the periods indicated.

	Years Ended December 31,
	2023		2022		2021
	(In thousands, except per capita spending, operating days and percentages)
Net revenues:
Admissions	$894,728	49.7%	$925,903	50.9%	$674,799	50.4%
Food, merchandise and games	613,969	34.1%	602,603	33.2%	432,513	32.3%
Accommodations, extra-charge products and other	289,971	16.1%	288,877	15.9%	230,907	17.3%
Net revenues	1,798,668	100.0%	1,817,383	100.0%	1,338,219	100.0%
Operating costs and expenses	1,316,442	73.2%	1,289,142	70.9%	1,030,466	77.0%
Depreciation and amortization	157,995	8.8%	153,274	8.4%	148,803	11.1%
Loss on impairment / retirement of fixed assets, net	18,067	1.0%	10,275	0.6%	10,486	0.8%
Gain on sale of land	—	—	(155,250)	(8.5)%	—	—
Loss on other assets	—	—	—	—	129	—%
Operating income	306,164	17.0%	519,942	28.6%	148,335	11.1%
Interest and other expense, net	139,087	7.7%	148,332	8.2%	183,732	13.7%
Net effect of swaps	—	—	(25,641)	(1.4)%	(19,000)	(1.4)%
Loss on early debt extinguishment	—	—	1,810	0.1%	5,909	0.4%
(Gain) loss on foreign currency	(5,525)	(0.3)%	23,784	1.3%	6,177	0.5%
Provision for taxes	48,043	2.7%	63,989	3.5%	20,035	1.5%
Net income (loss)	$124,559	6.9%	$307,668	16.9%	$(48,518)	(3.6)%
Other data:
Attendance	26,665		26,912		19,498
In-park per capita spending	$61.05		$61.65		$62.03
Operating days	2,365		2,302		1,765

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

Revenue Recognition
As disclosed within the consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to our amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Most revenues are recognized on a daily basis based on actual guest spend at our properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with that product. The number of uses is estimated based on historical usage adjusted for current period trends. In order to calculate revenue recognized on season-long products, management makes significant estimates regarding the estimated number of uses expected for season-long products, including during interim periods. Actual usage could materially differ from these estimates which could potentially result in an inappropriate amount of revenue recognized in a given period.

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

In the Results of Operations section, we discuss and compare our 2023 and 2022 results. For a discussion regarding our 2021 results, including comparisons of our 2022 results to our 2021 and 2019 results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023.

2023 vs. 2022

The year ended December 31, 2023 included 2,365 operating days compared with 2,302 operating days for the year ended December 31, 2022. The 63 operating day increase was primarily attributable to additional operating days in January and February at Carowinds, Kings Dominion and California's Great America, and additional operating days during early season weekdays at some of our mid-sized properties during the second quarter of 2023. These additional days were offset by 17 operating day closures due to inclement weather. Of these 17 closed operating days, ten occurred during the first quarter of 2023 at our parks in California, Knott's Berry Farm and California's Great America. Both parks experienced unusually inclement weather during that quarter.

The following table presents key financial information and operating measures for the years ended December 31, 2023 and December 31, 2022:

			Increase (Decrease)
	December 31, 2023	December 31, 2022	$	%
	(Amounts in thousands, except for per capita and operating days)
Net revenues	$1,798,668	$1,817,383	$(18,715)	(1.0)%
Operating costs and expenses	1,316,442	1,289,142	27,300	2.1%
Depreciation and amortization	157,995	153,274	4,721	3.1%
Loss on impairment/retirement of fixed assets, net	18,067	10,275	7,792	N/M
Gain on sale of land	—	(155,250)	155,250	N/M
Operating income	$306,164	$519,942	$(213,778)	(41.1)%

Other Data:
Attendance	26,665	26,912	(247)	(0.9)%
In-park per capita spending	$61.05	$61.65	$(0.60)	(1.0)%
Out-of-park revenues	$223,263	$213,337	$9,926	4.7%
Operating days	2,365	2,302	63	2.7%
Net income margin (1)	6.9%	16.9%		(10.0)%

N/M    Not meaningful due to the nature of the expense line-item.

(1)    Net income margin is calculated as net income divided by net revenues.

For the year ended December 31, 2023, net revenues decreased $18.7 million, or 1.0%, compared with 2022. The decrease in net revenues reflected the impact of a 0.2 million-visit, or 0.9%, decrease in attendance and the impact of a 1.0% decrease in in-park per capita spending to $61.05 partially offset by a 4.7%, or $9.9 million increase in out-of-park revenues. The decrease in attendance was driven by reduced season pass attendance as a result of fewer season pass units outstanding. There were fewer season pass units outstanding due to less sales, particularly at our parks in California, as well as due to the impact of the prior period extension of 2020 and 2021 season-long products at Knott's Berry Farm through May 2022 and Canada's Wonderland through Labour Day 2022. Attendance was also negatively impacted by inclement weather, particularly during the first quarter of 2023. These negative impacts were somewhat offset by the continuing recovery of group sales attendance, the impact of additional operating days during the current year, and higher 2024 season pass sales in 2023 compared to 2023 season pass sales in 2022. The decrease in in-park per capita spending was attributable to a decline in admissions spending driven by a reassessment of our pricing strategy at several parks and the recovery of lower priced attendance channels. The decrease in admission spending was somewhat offset by higher levels of guest spending on food and beverage. The increase in food and beverage spending was driven by increases in both the number of transactions per guest and average transaction value. The increase in out-of-park revenues was largely attributable to the reopening of Castaway Bay Resort and Sawmill Creek Resort at Cedar Point following temporary closures for renovations in the prior year. The decrease in net revenues included a $5.1 million unfavorable impact of foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the year ended December 31, 2023 increased $27.3 million, or 2.1%, compared with 2022. The $27.3 million increase in operating costs and expenses was the result of a $35.9 million increase in selling, general, and administrative ("SG&A") expenses partially offset by a $4.4 million decrease in cost of food, merchandise and games revenues ("COGS") and a $4.2 million decrease in operating expenses. The increase in SG&A expenses was primarily driven by $22.3 million of costs related to the proposed merger with Six Flags. Excluding costs related to the proposed merger, the increase in SG&A expenses was primarily attributable to higher planned advertising costs. The decrease in operating expenses was primarily due to cost savings initiatives resulting in a reduction in seasonal labor hours and less in-park entertainment costs. The decreases were somewhat offset by incremental land lease costs associated with the sale-leaseback of the land at California's Great America for a full-year, early season maintenance wage costs, and increased insurance claims and related costs. COGS as a percentage of food, merchandise and games revenue decreased approximately 1%. The increase in operating costs and expenses included a $3.0 million favorable impact of foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the year ended December 31, 2023 increased $4.7 million compared with 2022 due to the reduction of the estimated useful lives of the long-lived assets at California's Great America following the sale-leaseback of the land at California's Great America. The loss on impairment / retirement of fixed assets for 2023 was $18.1 million compared to $10.3 million for 2022. The loss on impairment / retirement of fixed assets for both periods included retirements of assets in the normal course of business, including a specific terminated project at Knott's Berry Farm in the current year.

After a $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022 and the items above, operating income for 2023 totaled $306.2 million compared to $519.9 million for 2022.

Interest expense for 2023 decreased $10.2 million compared with 2022 as a result of the repayment of our senior secured term loan facility and related termination of our interest rate swap agreements during the third quarter of 2022. The reduction in interest expense was partially offset by interest on additional borrowings on our revolving credit facility in the current year. Prior to the termination of our interest rate swaps, the net effect of our swaps resulted in a $25.6 million benefit to earnings for 2022 representing the change in fair market value of our swap portfolio. We realized a $5.3 million cash receipt, net of fees, upon termination of our interest rate swap agreements during the third quarter of 2022. In addition, we recognized a loss on early debt extinguishment of $1.8 million in 2022 upon full repayment of our senior secured term debt facility. During 2023, we recognized a $5.5 million net benefit to earnings for foreign currency gains and losses compared with a $23.8 million net charge to earnings for 2022. Both amounts primarily represented the remeasurement of U.S.-dollar denominated notes to our Canadian entity's functional currency.

For 2023, a provision for taxes of $48.0 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $64.0 million recorded for 2022. The decrease in provision for taxes was primarily attributable to lower pretax income from our taxable subsidiaries in 2023. The prior year included a provision for taxes recorded for the sale of the land at California's Great America.

After the items above, net income for 2023 totaled $124.6 million, or $2.42 per diluted limited partner unit, compared with a $307.7 million, or $5.45 per diluted unit, for 2022. Net income margin decreased 10.0% primarily due to the $155.3 million gain on the sale of the land at California's Great America during the third quarter of 2022.

Adjusted EBITDA

Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our current and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability, and we use it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in our industry to evaluate our operating performance on a consistent basis, as well as more easily compare our results with those of other companies in our industry. This measure is provided as a supplemental measure of our operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income for the periods indicated.

	Years Ended December 31,
(In thousands)	2023	2022
Net income	$124,559	$307,668
Interest expense	141,770	151,940
Interest income	(2,818)	(3,621)
Provision for taxes	48,043	63,989
Depreciation and amortization	157,995	153,274
EBITDA	469,549	673,250
Loss on early debt extinguishment	—	1,810
Net effect of swaps	—	(25,641)
Non-cash foreign currency (gain) loss	(5,594)	23,856
Non-cash equity compensation expense	22,611	20,589
Loss on impairment/retirement of fixed assets, net	18,067	10,275
Gain on sale of land	—	(155,250)
Costs related to proposed merger (1)	22,287	—
Other (2)	752	3,064
Adjusted EBITDA	$527,672	$551,953

Adjusted EBITDA margin (3)	29.3%	30.4%

(1)    Consists of third-party investment banking, consulting and legal costs related to the proposed merger with Six Flags. See Note 2 for additional information. These costs are added back to net income to calculate Adjusted EBITDA as defined in our current and prior credit agreements and were recorded within "Selling, general and administrative" in the consolidated statement of operations and comprehensive income.

(2)    Consists of certain costs as defined in our current and prior credit agreements. These items are added back to net income to calculate Adjusted EBITDA and have included certain legal expenses, severance and related benefits and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.

(3)    Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. We provide Adjusted EBITDA margin because we believe the measure provides a meaningful metric of operating profitability.

For 2023, Adjusted EBITDA decreased $24.3 million and Adjusted EBITDA margin decreased 1.1% compared with 2022. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were due to a decrease in net revenues driven by a decline in attendance during the first six months of 2023, and to a lesser extent, higher advertising, land lease and insurance claim costs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we typically fund pre-opening operations with revolving credit borrowings. Revolving credit borrowings are reduced with our positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, capital expenditures, interest payments, partnership distributions, income tax obligations, and recently, limited partnership unit repurchases. As of December 31, 2023, we had cash on hand of $65.5 million and availability under our revolving credit facility of $280.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy our obligations at least through the first quarter of 2025.

We expect to invest between $210 million and $220 million in capital expenditures for the 2024 operating season, which will include the debut of a world-class roller coaster at Cedar Point, a dive coaster at Dorney Park, an expansion of Kings Island's award winning children's area, new water park attractions at Canada's Wonderland, the world's first water coaster for kids at Schlitterbahn New Braunfels and other rides and attractions, as well as upgraded and expanded food and beverage facilities.

We paid a partnership distribution of $0.30 per limited partner unit on December 20, 2023. On February 15, 2024, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on March 20, 2024 to unitholders of record on March 6, 2024.

On August 3, 2022, we announced the Board of Directors approved a unit repurchase plan authorizing the Partnership to repurchase units for an aggregate purchase price of not more than $250 million. As of April 12, 2023, we repurchased all remaining availability under the August 2022 repurchase program resulting in a total of 6.0 million units repurchased at an average price of $41.93 per limited partner unit. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase more units for an additional aggregate amount of not more than $250 million. We repurchased 0.3 million units under the May 2023 repurchase program at an average price of $38.27 per limited partner unit during 2023. See Note 8 for additional information.

We anticipate cash interest payments between $140 million and $150 million during 2024. We anticipate cash payments for income taxes to range from $50 million to $60 million in 2024.

As of December 31, 2023, deferred revenue totaled $191.6 million, including non-current deferred revenue. This represented an increase of $19.0 million compared with total deferred revenue as of December 31, 2022. The increase in total deferred revenue was largely attributable to higher season-long product sales for the subsequent season.

Operating Activities
Net cash from operating activities in 2023 totaled $325.7 million, a decrease of $82.0 million compared with 2022 and an increase of $124.4 million compared with 2021. The decrease from 2022 was largely driven by tax refunds received in 2022 related to 2020 net operating losses carried back to prior years, as well as costs related to the proposed merger in 2023. The increase from 2021 was attributable to lower earnings in 2021 as a result of disrupted operations due to the COVID-19 pandemic.

Cash interest payments totaled $135.7 million in 2023 compared with $137.7 million in 2022 and $174.3 million in 2021. The decrease in cash interest payments from 2022 was attributable to the repayment of our senior secured term loan facility and related termination of our interest rate swap agreements during the third quarter of 2022 somewhat offset by additional revolver borrowings in 2023. The decrease in cash interest payments from 2021 was attributable to the redemption of the 2024 senior notes in December 2021, as well as the repayment of our senior secured term loan facility and related termination of our interest rate swap agreements during the third quarter of 2022. Net cash payments for income taxes totaled $45.0 million in 2023 compared with net cash refunds of $47.2 million in 2022 and net cash payments of $10.1 million in 2021. The variance in cash payments (refunds) for income taxes from 2022 was attributable to $90.7 million in tax refunds received in 2022 for the net operating loss in tax year 2020 being carried back to prior years. The net cash payments in 2021 were lower due to the impact of disrupted operations in 2021.

Investing Activities
Net cash for investing activities in 2023 totaled $220.4 million, a decrease of $347.1 million compared with net cash from investing activities in 2022 and an increase of $162.6 million compared with net cash for investing activities in 2021. The decrease from 2022 was attributable to the proceeds from the sale of the land at California's Great America in 2022 somewhat offset by higher capital spending in 2023 driven by the timing of spending on capital expenditure projects. The increase from 2021 was attributable to a planned reduction in capital spending in 2021 to retain liquidity as a result of the impact of the COVID-19 pandemic.

Financing Activities
Net cash for financing activities in 2023 totaled $143.0 million, a decrease of $346.6 million compared with 2022 and a decrease of $323.4 million compared with 2021. The variances from 2022 and 2021 were primarily attributable to the timing of debt payments. We reduced our outstanding debt by redeeming the 2024 senior notes in 2021 and by repaying our senior secured term loan facility in 2022. In 2022, we also repurchased additional limited partnership units. These decreases were somewhat offset by higher partnership distributions in 2023.

Contractual Obligations
As of December 31, 2023, our primary contractual obligations consisted of outstanding long-term debt agreements. We also have various commitments under our lease agreements; see Note 11. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

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

•No borrowings under the $300 million senior secured revolving credit facility under our current credit agreement with a Canadian sub-limit of $15 million. The revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, and requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. The credit agreement provides for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of December 31, 2023 and December 31, 2022, we had availability under our revolving credit facility of $280.1 million as of December 31, 2023 and December 31, 2022. Our letters of credit are primarily in place to backstop insurance arrangements.

The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2023.

On November 9, 2023, we entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes (the "Consent Solicitation"). The Amendments enable us to select November 2, 2023, the date the merger agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the proposed merger and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. The Amendments require a payment upon or immediately prior to the consummation of the merger (the "Consent Payment").

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes

As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at December 31, 2023: the 2025, 2027, 2028 and 2029 senior notes. The 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is a co-issuer of the registered senior notes separately. The subsidiaries that guarantee the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.3 million as of December 31, 2023 and December 31, 2022.

Summarized Financial Information (In thousands)	Cedar Fair L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of December 31, 2023
Current Assets	$445	$13,876	$46,641	$346,820	$1,618,550
Non-Current Assets	(269,050)	1,916,183	627,130	2,387,798	1,955,628
Current Liabilities	160,560	1,525,756	188,975	223,098	107,007
Non-Current Liabilities	148,854	2,019	16,985	2,141,096	141,402
Balance as of December 31, 2022
Current Assets	$507	$32,194	$82,860	$409,869	$1,400,403
Non-Current Assets	(202,160)	1,583,510	563,637	2,214,189	1,870,827
Current Liabilities	237,793	1,247,618	261,744	213,669	103,436
Non-Current Liabilities	147,937	1,238	14,142	2,135,550	159,493

Year Ended December 31, 2023
Net revenues	$87,790	$478,478	$173,321	$1,935,516	$447,639
Operating income (loss)	84,005	(153,697)	67,459	126,165	182,687
Net income	125,284	72,213	98,108	—	263,071
Year Ended December 31, 2022
Net revenues	$210,192	$522,915	$179,180	$2,174,828	$320,682
Operating income (loss)	207,251	(116,440)	80,880	124,469	224,675
Net income	308,808	141,776	65,665	—	216,578

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

We repaid all of our outstanding variable-rate long-term debt during the third quarter of 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of December 31, 2023, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $73.1 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.7 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $6.7 million decrease in annual operating income for the year ended December 31, 2023.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, that our growth strategies will achieve the targeted results, that the proposed transaction with Six Flags will close or that the Company will realize the anticipated benefits thereof. Important risk factors that may cause such a difference and could adversely affect attendance at our parks, our future financial performance, our growth strategies and/or the proposed transaction, and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic conditions, the impacts of public health concerns; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in our capital investment plans and projects; the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction and Six Flags stockholder approval; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the proposed transaction, including the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Cedar Fair, Six Flags or their respective directors and others following announcement of the merger agreement and proposed transaction; the inability to consummate the transaction due to the failure to satisfy other conditions to complete the transaction; risks that the proposed transaction disrupts and/or harms current plans and operations of Cedar Fair or Six Flags, including that management’s time and attention will be diverted on transaction-related issues; the amount of the costs, fees, expenses and charges related to the transaction, including the possibility that the transaction may be more expensive to complete than anticipated; the ability of Cedar Fair and Six Flags to successfully integrate their businesses and to achieve anticipated synergies and value creation; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting Cedar Fair and Six Flags; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during the pendency of the proposed transaction that could affect Cedar Fair’s and/or Six Flags’ financial performance and operating results; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; risks related to the potential impact of general economic, political and market factors on the companies or the proposed transaction; other factors, including those listed under Item 1A in this Form 10-K; and those risks that are described in the registration statement on Form S-4 and the accompanying proxy statement/prospectus. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cedar Fair, L.P., and subsidiaries (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), partners' deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Revenues - Revenue Recognition of Multi-Use Season Long Products for Admission - Refer to Notes 2 and 3 in the consolidated financial statements
Critical Audit Matter Description
The Partnership defers revenue for its multi-use products, including season-long products for admissions, dining, beverages, and other products and recognizes revenues over the estimated number of uses expected for each type of product. The Partnership estimates a redemption rate for each multi-use season long product for admission using historical and forecasted uses at each park. Revenue is then recognized on a pro-rated basis based on the estimated allocated selling price of the multi-use season long products for admission and the estimated uses of that product. During the third quarter of 2023, management began selling multi-use season long products for admission for the 2024 operating season. These products include providing the customer park access for the remainder of the 2023 operating season, while also providing the customer with admission for the 2024 operating season.

We identified the amount of deferred revenue associated with the multi-use season long products for admission for selected parks as a critical audit matter because of significant judgments made by management in estimating the amount of revenue that should be recognized in each fiscal year, which in turn led to a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the amount of deferred revenue associated with the multi-use season long products for admission for selected parks that should be recognized in each fiscal year included the following, among others:
•We tested the effectiveness of controls over deferred revenue and revenue recognition related to multi-use season long products for admission for selected parks.
•We performed transaction testing for deferred revenue associated with the multi-use season long products for admission for selected parks by agreeing the amounts recorded as deferred revenue to source documents and determined that products sold related to items that are deferred in nature.
•We tested the completeness of deferred revenue associated with the multi-use season long products for admission for selected parks by making selections from a reciprocal population such as the cash and credit card receipt listings from selected days and determined whether the cash received was appropriately recorded as deferred revenue in the general ledger.
•We developed an independent expectation of the total deferred revenue balances for selected parks and compared such expectation to the recorded amount for reasonableness.
•We developed independent expectations of 2023 admissions revenue related to 2024 multi-use season long products for admission for selected parks and compared such expectations to the recorded revenue amount.

Goodwill - Schlitterbahn Reporting Unit - Refer to Notes 2 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Partnership's evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Partnership determines the fair value of its reporting units using a combination of an income (discounted cash flow) approach and the market approach. The determination of the fair value using the income approach requires management to make significant assumptions related to terminal value growth rates and weighted-average cost of capital. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable publicly traded companies and cash flow multiples to determine the fair value. The goodwill balance was $265 million as of December 31, 2023, of which $93 million was allocated to the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston Reporting Unit ("Schlitterbahn").

We identified certain valuation assumptions in support of goodwill for Schlitterbahn as a critical audit matter because of the significant judgment made by management in determining those valuation assumptions when determining the fair value of Schlitterbahn. This required a high degree of auditor judgment and an increased extent of effort, including the need to include our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the Schlitterbahn reporting unit related to selection of the terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies and cash flow multiples. Those procedures included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation related to the determination of the fair value of Schlitterbahn, such as controls related to management's selection of the terminal value growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.
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
February 16, 2024

We have served as the Partnership’s auditor since 2004.

CEDAR FAIR, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$65,488	$101,189
Receivables	79,513	70,926
Inventories	44,097	45,297
Prepaid insurance	4,925	12,570
Other current assets	14,817	13,777
	208,840	243,759
Property and Equipment:
Land	288,761	287,968
Land improvements	523,336	492,324
Buildings	991,424	930,850
Rides and equipment	2,125,726	2,030,640
Construction in progress	74,948	75,377
	4,004,195	3,817,159
Less accumulated depreciation	(2,368,862)	(2,234,800)
	1,635,333	1,582,359
Goodwill	264,625	263,206
Other Intangibles, net	49,062	48,950
Right-of-Use Asset	81,173	92,966
Other Assets	1,500	4,657
	$2,240,533	$2,235,897
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Accounts payable	$37,595	$54,983
Deferred revenue	183,689	162,711
Accrued interest	32,587	32,173
Accrued taxes	45,296	35,329
Accrued salaries, wages and benefits	37,421	53,332
Self-insurance reserves	30,784	27,766
Other accrued liabilities	35,354	30,678
	402,726	396,972
Deferred Tax Liability	63,403	69,412
Lease Liability	71,951	81,757
Other Liabilities	9,964	11,203
Long-Term Debt:
Notes	2,275,451	2,268,155
	2,275,451	2,268,155
Commitments and Contingencies (Note 2)
Partners’ Deficit:
Special L.P. interests	5,290	5,290
General partner	(6)	(4)
Limited partners, 51,013 and 52,563 units outstanding as of December 31, 2023 and December 31, 2022, respectively	(602,947)	(612,497)
Accumulated other comprehensive income	14,701	15,609
	(582,962)	(591,602)
	$2,240,533	$2,235,897
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Years Ended December 31,
	2023	2022	2021
Net revenues:
Admissions	$894,728	$925,903	$674,799
Food, merchandise and games	613,969	602,603	432,513
Accommodations, extra-charge products and other	289,971	288,877	230,907
	1,798,668	1,817,383	1,338,219
Costs and expenses:
Cost of food, merchandise and games revenues	159,830	164,246	112,466
Operating expenses	860,154	864,304	698,242
Selling, general and administrative	296,458	260,592	219,758
Depreciation and amortization	157,995	153,274	148,803
Loss on impairment / retirement of fixed assets, net	18,067	10,275	10,486
Gain on sale of land	—	(155,250)	—
Loss on other assets	—	—	129
	1,492,504	1,297,441	1,189,884
Operating income	306,164	519,942	148,335
Interest expense	141,770	151,940	184,032
Net effect of swaps	—	(25,641)	(19,000)
Loss on early debt extinguishment	—	1,810	5,909
(Gain) loss on foreign currency	(5,525)	23,784	6,177
Other income	(2,683)	(3,608)	(300)
Income (loss) before taxes	172,602	371,657	(28,483)
Provision for taxes	48,043	63,989	20,035
Net income (loss)	124,559	307,668	(48,518)
Net income (loss) allocated to general partner	1	3	—
Net income (loss) allocated to limited partners	$124,558	$307,665	$(48,518)

Net income (loss)	$124,559	$307,668	$(48,518)
Other comprehensive (loss) income (net of tax):
Foreign currency translation	(908)	6,666	6,344
Other comprehensive (loss) income (net of tax)	(908)	6,666	6,344
Total comprehensive income (loss)	$123,651	$314,334	$(42,174)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	50,938	55,825	56,610
Net income (loss) per limited partner unit	$2.45	$5.51	$(0.86)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	51,508	56,414	56,610
Net income (loss) per limited partner unit	$2.42	$5.45	$(0.86)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Deficit
Balance as of December 31, 2020	56,706	$(674,319)	$(7)	$5,290	$2,599	$(666,437)
Net loss	—	(48,518)	—	—	—	(48,518)
Limited partnership units related to equity-based compensation	148	11,050	—	—	—	11,050
Tax effect of units involved in treasury unit transactions	—	(927)	—	—	—	(927)
Foreign currency translation adjustment, net of tax $(154)	—	—	—	—	6,344	6,344
Balance as of December 31, 2021	56,854	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net income	—	307,665	3	—	—	307,668
Repurchase of limited partnership units	(4,539)	(187,381)	—	—	—	(187,381)
Partnership distribution declared ($0.600 per unit)	—	(33,455)	—	—	—	(33,455)
Limited partnership units related to equity-based compensation	248	15,452	—	—	—	15,452
Tax effect of units involved in treasury unit transactions	—	(2,064)	—	—	—	(2,064)
Foreign currency translation adjustment, net of tax $2,082	—	—	—	—	6,666	6,666
Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net income	—	124,558	1	—	—	124,559
Repurchase of limited partnership units	(1,735)	(74,534)	(3)	—	—	(74,537)
Partnership distribution declared ($1.200 per unit)	—	(61,106)	—	—	—	(61,106)
Limited partnership units related to equity-based compensation	185	19,747	—	—	—	19,747
Tax effect of units involved in treasury unit transactions	—	885	—	—	—	885
Foreign currency translation adjustment, net of tax $(645)	—	—	—	—	(908)	(908)
Balance as of December 31, 2023	51,013	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$124,559	$307,668	$(48,518)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	157,995	153,274	148,803
Loss on early debt extinguishment	—	1,810	5,909
Non-cash foreign currency (gain) loss on USD notes	(5,963)	23,274	5,986
Non-cash equity-based compensation expense	22,611	20,589	15,431
Non-cash deferred income tax (benefit) expense	(6,757)	4,385	26,888
Net effect of swaps	—	(25,641)	(19,000)
Gain on sale of land before cash closing costs	—	(159,405)	—
Other non-cash expenses	22,828	16,917	21,005
Change in operating assets and liabilities:
(Increase) decrease in receivables	(8,446)	(9,117)	(27,651)
(Increase) decrease in inventories	1,281	(13,400)	15,384
(Increase) decrease in tax receivable/payable	9,638	110,511	(16,602)
(Increase) decrease in other assets	12,858	5,595	1,928
Increase (decrease) in accounts payable	(15,079)	(8,721)	34,515
Increase (decrease) in deferred revenue	18,587	(23,677)	3,622
Increase (decrease) in accrued interest	414	162	(1,711)
Increase (decrease) in accrued salaries, wages and benefits	(15,993)	(274)	28,850
Increase (decrease) in other liabilities	7,142	3,722	6,387
Net cash from operating activities	325,675	407,672	201,226
CASH FLOWS (FOR) FROM INVESTING ACTIVITIES
Capital expenditures	(220,422)	(183,352)	(59,183)
Proceeds from sale of land	—	310,000	—
Proceeds from sale of other assets	—	—	1,405
Net cash (for) from investing activities	(220,422)	126,648	(57,778)
CASH FLOWS FOR FINANCING ACTIVITIES
Term debt payments	—	(264,250)	—
Note payments, including amounts paid for early termination	—	—	(460,755)
Repurchase of limited partnership units	(77,272)	(184,646)	—
Distributions paid to partners	(61,106)	(33,455)	—
Payment of debt issuance costs	(2,643)	—	(367)
Payments related to tax withholding for equity compensation	(2,865)	(5,137)	(4,652)
Other	885	(2,064)	(659)
Net cash for financing activities	(143,001)	(489,552)	(466,433)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,047	(4,698)	7,368
Net (decrease) increase for the year	(35,701)	40,070	(315,617)
Balance, beginning of year	101,189	61,119	376,736
Balance, end of year	$65,488	$101,189	$61,119

SUPPLEMENTAL INFORMATION
Cash payments for interest	$135,714	$137,694	$174,253
Interest capitalized	4,296	2,825	1,741
Cash payments for income taxes, net of refunds	44,976	(47,248)	10,054
Capital expenditures in accounts payable	13,438	14,542	7,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEDAR FAIR, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Partnership Organization:
Cedar Fair, L.P. (together with its affiliated companies, the "Partnership") is a Delaware limited partnership that commenced operations in 1983 when it acquired Cedar Point, Inc., and became a publicly traded partnership in 1987. The Partnership's general partner is Cedar Fair Management, Inc., an Ohio corporation (the “General Partner”), whose shares are held by an Ohio trust. The General Partner owns a 0.001% interest in the Partnership's income, losses and cash distributions, except in defined circumstances, and has full responsibility for management of the Partnership. As of December 31, 2023, there were 51,013,467 outstanding limited partnership units listed on The New York Stock Exchange, net of 6,048,516 units held in treasury. As of December 31, 2022, there were 52,562,832 outstanding limited partnership units listed, net of 4,499,151 units held in treasury.

The General Partner may, with the approval of a specified percentage of the limited partners, make additional capital contributions to the Partnership, but is only obligated to do so if the liabilities of the Partnership cannot otherwise be paid or there exists a negative balance in its capital account at the time of its withdrawal from the Partnership. The General Partner, in accordance with the terms of the Partnership Agreement, is required to make regular cash distributions on a quarterly basis of all the Partnership's available cash, as defined in the Partnership Agreement. The General Partner paid $1.20 per limited partner unit in distributions, or approximately $61.1 million in aggregate, in 2023.

(2) Description of the Business and Significant Accounting Policies:
Merger Agreement with Six Flags
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags Entertainment Corporation (“Six Flags”) (NYSE: SIX). Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions. During 2023, we incurred proposed merger costs totaling $22.3 million, which was primarily comprised of third-party investment banking, consulting and legal costs. These costs were recorded within "Selling, general and administrative" in the consolidated statement of operations and comprehensive income.

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

	Years Ended December 31,
(In thousands)	2023	2022	2021
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated notes held in Canada	$(5,963)	$23,274	$5,986
Gain on other transactions	438	510	191
(Gain) loss on foreign currency	$(5,525)	$23,784	$6,177

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recognized or disclosed at fair value on a recurring basis include derivatives, debt and short-term investments.

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

Property and Equipment
Property and equipment are recorded at cost. Expenditures made to maintain such assets in their original operating condition are expensed as incurred, and improvements and upgrades are generally capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $157.7 million in 2023, $153.0 million in 2022, and $148.4 million in 2021.

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

Our indefinite-lived intangible assets consist of trade names, other than the California's Great America trade name which is finite-lived. Our indefinite-lived trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, we calculate the fair value of the trade name using a relief-from-royalty model. Principal assumptions under the relief-from-royalty model include royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflects current market conditions. If an impairment is identified, an impairment charge is recognized for the amount by which the trade name's carrying amount exceeds its fair value. We assess the indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon our historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. As of December 31, 2023 and December 31, 2022, the accrued self-insurance reserves totaled $30.8 million and $27.8 million, respectively.

Derivative Financial Instruments
We are exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, we may enter into derivative transactions pursuant to our overall financial risk management program. We do not use derivative financial instruments for trading purposes. We typically do not designate our derivatives as cash flow hedges. Instruments that do not qualify for hedge accounting are prospectively adjusted to fair value each reporting period through "Net effect of swaps". Cash flows associated with derivative instruments and their related gains and losses are presented as operating activities in the statement of cash flows.

Leases
We have commitments under various operating leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is generally our incremental borrowing rate as the rate implicit in most of our leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, we do not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less. The current portion of our lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheets.

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

In some instances, we arrange with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and we act as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive income (loss). Concessionaire arrangement revenues are recognized over the operating season and are variable. Fixed sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. We also recognize variable sponsorship revenues which are based on achievement of specified operating metrics. We estimate variable revenues and perform a constraint analysis using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

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

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets. Advertising expense totaled $58.7 million in 2023, $45.5 million in 2022 and $37.0 million in 2021. In 2021, we incurred less advertising costs due to the effects of the COVID-19 pandemic, which resulted in fewer operating days that year.

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

Government Assistance
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. As a result of the CARES Act, we deferred $8.2 million of the employer's share of Social Security taxes, which was payable in 50% increments in the fourth quarter of 2021 and the fourth quarter of 2022. We also received $0.5 million in tax benefits from the Employee Retention Credit program during the year ended December 31, 2021. The tax benefits from the Employee Retention Credit program were recorded as a reduction to wage expense within the consolidated statements of operations and comprehensive loss as the benefits were offered to defray labor costs during the COVID-19 pandemic.

We also received $5.1 million from the Canada Emergency Wage Subsidy ("CEWS") during the year ended December 31, 2021. The CEWS provided cash payments to Canadian employers that experienced a decline in revenues related to the COVID-19 pandemic. We recorded the CEWS payments as a reduction to wage expense within the consolidated statements of operations and comprehensive loss as the payments were offered to defray labor costs during the COVID-19 pandemic.

Contingencies
We are a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed within this Form 10-K, are expected to have a material effect in the aggregate on the consolidated financial statements.

Earnings Per Unit
For purposes of calculating the basic and diluted earnings per limited partner unit, no adjustments have been made to the reported amounts of net income (loss). Diluted earnings per limited partner unit is calculated using the treasury stock method. The unit amounts used in calculating the basic and diluted earnings per limited partner unit for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
(In thousands, except per unit amounts)	2023	2022	2021
Basic weighted average units outstanding	50,938	55,825	56,610
Effect of dilutive units:
Deferred units (Note 8)	53	72	—
Performance units (Note 8)	56	29	—
Restricted units (Note 8)	461	463	—
Unit options (Note 8)	—	25	—
Diluted weighted average units outstanding	51,508	56,414	56,610
Net income (loss) per unit - basic	$2.45	$5.51	$(0.86)
Net income (loss) per unit - diluted	$2.42	$5.45	$(0.86)

There were approximately 0.4 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the year ended December 31, 2021 as their effect would have been anti-dilutive due to the net loss in the period.

Performance units are included in the calculation of diluted earnings per limited partner unit to the extent that the performance conditions would have been met at the end of the reporting period if the end of the reporting period were the end of the performance period. The performance units included in the calculation of diluted earnings per limited partner unit as of December 31, 2023 included a portion of the 2021-2025 performance-based units awarded in 2021. The 2022-2024 and 2023-2025 performance-based units awarded in 2022 and 2023, respectively, and the transaction-based units awarded in connection with the proposed merger in 2023 were excluded from the calculation of diluted earnings per limited partner unit as the related performance conditions had not been met as of December 31, 2023. See Note 8 for additional information. The performance units included in the calculation of diluted earnings per limited partner unit as of December 31, 2022 were limited to performance-based other units awarded in 2020 to incentivize executive performance in light of the effects of the COVID-19 pandemic, and which were payable in the first quarter of 2022. All outstanding performance units as of December 31, 2022 were excluded from the calculation of diluted earnings per limited partner unit as the performance conditions had not been met as of December 31, 2022.

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires the disclosure of incremental segment information on an annual and interim basis, including the disclosure of significant segment expense categories. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. We are in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

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

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The amounts are not comparable due to the effects of the COVID-19 pandemic in 2021.

	Years Ended December 31,
(In thousands)	2023	2022	2021
In-park revenues	$1,627,906	$1,659,183	$1,209,505
Out-of-park revenues	223,263	213,337	167,978
Concessionaire remittance	(52,501)	(55,137)	(39,264)
Net revenues	$1,798,668	$1,817,383	$1,338,219

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest after the peak summer and important fall seasons, as well as at the beginning of the calendar year following the close of our parks' operating seasons. Season-long products represent most of the deferred revenue balance in any given period.

Due to the effects of the COVID-19 pandemic, we extended the validity of our 2020 season-long products through the 2021 operating season in order to ensure our season pass holders received a full season of access to our parks. The extended validity of the 2020 season-long products resulted in a significant amount of revenue deferred from 2020 into 2021. All 2020 and 2021 season-long product revenue had been recognized as of December 31, 2021 except for season-long product extensions into 2022 at two parks. Knott's Berry Farm offered a further day-for-day extension into calendar year 2022 for 2020 and 2021 season-long products for every day the park was closed in 2021. The extension for the 2020 and 2021 season-long products at Knott's Berry Farm concluded and all related revenue was recognized by the end of the second quarter of 2022. Canada's Wonderland also extended its 2020 and 2021 season-long products into calendar year 2022, specifically through Labour Day, or September 5, 2022. All Canada's Wonderland 2020 and 2021 season-long product revenue was recognized by the end of the third quarter of 2022. In order to calculate revenue recognized on these extended season-long products, management made significant estimates regarding the estimated number of uses expected for these season-long products for admission, dining, beverage and other products, including during interim periods.

Of the $162.7 million of current deferred revenue recorded as of January 1, 2023, all of the deferred revenue was recognized by December 31, 2023, except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. As of December 31, 2023, we had recorded $7.9 million of non-current deferred revenue which largely represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027 following the sale of the land under California's Great America; see Note 4. Prior to the sale, the prepaid lease payments were being recognized through 2039.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of December 31, 2023 and December 31, 2022, we recorded a $6.3 million and $5.8 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the consolidated financial statements. We concluded no indicators of impairment existed during 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

On June 27, 2022, the Partnership sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of land" in the consolidated statement of operations and comprehensive income (loss) during the third quarter of 2022. Concurrently with the sale, we entered into a lease contract that allows us to operate the park during a six-year term; see Note 11. As a result, we changed the estimated useful lives of the remaining property and equipment at California's Great America to an approximate 5.5-year period, or through December 31, 2027. We expect this to result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period. We may dispose of the remaining property and equipment at California's Great America significantly before the end of their previously estimated useful lives if the assets are not sold to a third party or transferred for an alternate use. As a result, we tested the long-lived assets at California's Great America for impairment during the second quarter of 2022, which resulted in no impairment. The fair value of the long-lived assets was determined using a replacement cost approach. There were no other indicators of impairment during 2022.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. We performed our annual impairment test as of the first days of the fourth quarter in 2023 and 2022, respectively, and concluded there was no impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

During the second quarter of 2022, we concluded the useful life of the trade name, California's Great America, was no longer indefinite due to the then-anticipated sale of the land and the eventual disposal of the remaining assets; see Note 4. As a result, we tested the California's Great America trade name totaling $0.7 million for impairment during the second quarter of 2022 resulting in no impairment. The fair value of the trade name was calculated using a relief-from-royalty model. We are amortizing the trade name over an approximate 5.5-year period, or through December 31, 2027. There were no other indicators of impairment during 2022.

Changes in the carrying value of goodwill for the years ended December 31, 2023 and December 31, 2022 were:

(In thousands)	Goodwill
Balance as of December 31, 2021	$267,232
Foreign currency exchange translation	(4,026)
Balance as of December 31, 2022	$263,206
Foreign currency exchange translation	1,419
Balance as of December 31, 2023	$264,625

As of December 31, 2023 and December 31, 2022, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
Other intangible assets:
Trade names (1)	5.5 years	$48,934	$(190)	$48,744
License / franchise agreements	15.1 years	1,249	(931)	318
Total other intangible assets		$50,183	$(1,121)	$49,062

December 31, 2022
Other intangible assets:
Trade names (1)	5.5 years	$48,619	$(63)	$48,556
License / franchise agreements	13.0 years	4,293	(3,899)	394
Total other intangible assets		$52,912	$(3,962)	$48,950

(1)    Trade name amortization represents amortization of the California's Great America trade name. Our other trade names are indefinite-lived.

Amortization expense of finite-lived other intangible assets for 2023, 2022 and 2021 was immaterial and is expected to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of December 31, 2023 and December 31, 2022 consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
2025 U.S. fixed rate senior secured notes at 5.500%	$1,000,000	$1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000
	2,300,000	2,300,000
Less current portion	—	—
	2,300,000	2,300,000
Less debt issuance costs and original issue discount	(24,549)	(31,845)
	$2,275,451	$2,268,155

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which includes our senior secured revolving credit facility and which included a senior secured term loan facility. During 2022, we made the remaining $264.3 million of principal payments on the senior secured term loan facility, fully repaying the term loan facility. As a result, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022, inclusive of the write-off of debt issuance costs and original issue discount. Prior to repayment, the term loan facility was scheduled to mature on April 15, 2024 and bore interest at London InterBank Offered Rate ("LIBOR") plus 175 basis points ("bps").

As of December 31, 2023, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, requires the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and is collateralized by substantially all of the assets of the Partnership. The senior secured revolving credit facility matures on February 10, 2028, provided that the maturity date will be (x) January 30, 2025 if at least $200 million of the 2025 senior notes remain outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remain outstanding as of that date. Prior to an amendment entered into on February 10, 2023, borrowings under the senior secured revolving credit facility bore interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and matured in December 2023. As of December 31, 2023 and December 31, 2022, no amounts were outstanding under the revolving credit facility. The 2017 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit, and is collateralized by substantially all of the assets of the Partnership. After letters of credit of $19.9 million, we had $280.1 million of availability under our revolving credit facility as of December 31, 2023 and December 31, 2022.

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

Covenants
The 2017 Credit Agreement, as amended, includes a Senior Secured Leverage Ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA. This financial covenant is only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings are outstanding. We were in compliance with the applicable financial covenants under our credit agreement during 2023.

Our credit agreement and fixed rate note agreements include Restricted Payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these Restricted Payments provisions, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is greater than 5.25x, we can still make Restricted Payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make Restricted Payments up to our Restricted Payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of December 31, 2023.

On November 9, 2023, we entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes (the "Consent Solicitation"). The Amendments enable us to select November 2, 2023, the date the merger agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the proposed merger and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. The Amendments require a payment upon or immediately prior to the consummation of the merger (the "Consent Payment").

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

We terminated our interest rate swap agreements during the third quarter of 2022 following the full repayment of our senior secured term loan facility, resulting in a $5.3 million cash receipt, net of fees. The interest rate swap agreements were not designated as hedging instruments. Instruments that do not qualify for hedge accounting are adjusted to fair value each reporting period through "Net effect of swaps" within the consolidated statements of operations and comprehensive income (loss).

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

Equity-Based Incentive Plan
The 2016 Omnibus Incentive Plan was approved by our unitholders in June 2016 and allows the awarding of 2.8 million units, plus units subject to outstanding awards under the prior plan that cease to be subject to such awards, as determined by the People, Culture & Compensation Committee (the "Compensation Committee") of the Board of Directors as an element of compensation to senior management, key employees and directors. The 2016 Omnibus Incentive Plan superseded the 2008 Omnibus Incentive Plan which was approved by our unitholders in May 2008 and allowed the awarding of up to 2.5 million unit options and other forms of equity. Outstanding awards under the 2008 Omnibus Incentive Plan continue to be in effect and are governed by the terms of that plan. The 2016 Omnibus Incentive Plan provides an opportunity for officers, directors, and eligible persons to acquire an interest in the growth and performance of our units and provides employees annual and long-term incentive awards as determined by the Board of Directors. Under the 2016 Omnibus Incentive Plan, the Compensation Committee may grant unit options, unit appreciation rights, restricted units, performance awards, other unit awards, cash incentive awards and unrestricted unit awards. The awards granted by the Compensation Committee fall into two categories: 1) Awards Payable in Cash or Equity and 2) Awards Payable in Equity. The impact of these awards is more fully described below.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) within "Selling, General and Administrative Expense" for the applicable periods was as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021 (1)
Awards Payable in Cash or Equity
Deferred units	$473	$(206)	$1,014
Awards Payable in Equity
Performance units	12,963	12,787	10,554
Restricted units	9,548	7,613	4,878
Total equity-based compensation expense	$22,984	$20,194	$16,446

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

Awards Payable in Cash or Equity

Deferred Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding deferred units at December 31, 2022	50	$49.00
Granted (1)	13	$40.83
Settled	(2)	$39.85
Outstanding deferred units at December 31, 2023	61	$47.52
(1)    Includes 1 forfeitable distribution-equivalent units

Deferred unit awards vest over a one-year period and the settlement of these units is deferred until the individual's service to the Partnership ends. The deferred units begin to accumulate distribution-equivalents upon vesting and are paid when the restriction ends. The effect of outstanding deferred unit awards has been included in the diluted earnings per unit calculation for the year ended December 31, 2023, as a portion of the awards are expected to be settled in limited partnership units. As of December 31, 2023, the market value of the deferred units was $2.4 million, was classified as current and was recorded within "Other accrued liabilities" within the consolidated balance sheet. As of December 31, 2023, there was no unamortized expense related to unvested deferred unit awards as all units were fully vested.

Awards Payable in Equity

Performance Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested performance units at December 31, 2022	737	$51.87
Granted (1)	269	$44.06
Forfeited	(72)	$46.97
Vested	—	$—
Unvested performance units at December 31, 2023	934	$50.00

(1)    Includes 27 forfeitable distribution-equivalent units

Of the unvested performance units outstanding as of December 31, 2023, 0.6 million units represented annual awards for the 2022-2024 and 2023-2025 three-year performance periods. The number of performance units issuable under these performance unit awards are contingently based upon certain performance targets over each three-year vesting period. The annual performance awards and the related forfeitable distribution-equivalent units are paid out in the first quarter following the performance period in limited partnership units.

The remaining outstanding performance units as of December 31, 2023 represented the 2021-2025 performance-based units awarded in 2021. These units were awarded instead of the traditional annual performance unit awards with three-year performance periods due to continued uncertainty related to the COVID-19 pandemic. The number of performance units issuable under the 2021-2025 performance-based unit awards are contingently based upon three separate financial performance targets which can vest over a three to five-year period. The performance targets become incrementally higher over the five-year period. The 2021-2025 performance-based unit awards and related forfeitable distribution-equivalent units will be paid out in limited partnership units upon the achievement of each target. For the Adjusted EBITDA targets, the awards will be payable in the first quarter following the year the target was earned. For the other two financial performance targets, the awards will be payable in the first quarter following the year the target was earned unless the target is earned in year three. If the other two financial performance targets are earned in year three, the awards will be payable in the first quarter following the fourth year. The first opportunity for units to be paid out under the 2021-2025 performance-based unit awards is the first quarter of 2024.

The effect of outstanding performance unit awards have been included in the diluted earnings per unit calculation for the year ended December 31, 2023 to the extent that the performance conditions would have been met at the end of the reporting period if the end of the reporting period were the end of the performance period.

As of December 31, 2023, unamortized compensation expense related to unvested performance unit awards was $16.1 million, which is expected to be amortized over a weighted average period of 1.4 years. The fair value of the performance units is based on the unit price the day before the date of grant. We assess the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

On December 4, 2023, the Board of Directors approved transaction-based awards totaling 0.2 million units in recognition of certain executive officers' efforts in connection with the entry into the definitive merger agreement with Six Flags. The units will only be earned under these performance-based phantom unit awards if the merger closes. The awards vest 50% 12 months after December 4, 2023, and 50% 18 months after December 4, 2023. We will begin recognizing expense related to these awards upon closing of the merger.

Restricted Units

(In thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested restricted units at December 31, 2022	341	$51.77
Granted	238	$43.16
Forfeited	(10)	$46.25
Vested	(144)	$50.78
Unvested restricted units at December 31, 2023	425	$47.41

As of December 31, 2023, 0.3 million of our outstanding restricted units vest evenly over an approximate three-year period, 0.1 million units outstanding vest following an approximate three-year cliff vesting period, and approximately 21,500 units outstanding vest under alternate vesting schedules, all of which approximate three years. Restrictions on our restricted unit awards lapse upon vesting. During the vesting period for restricted unit awards, the units accumulate forfeitable distribution-equivalents, which when the units are fully vested, are payable in cash. As of December 31, 2023, the amount of forfeitable distribution equivalents accrued totaled $0.6 million; $0.2 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.4 million of which was classified as non-current and recorded within "Other Liabilities".

The effect of outstanding restricted unit awards has been included in the diluted earnings per unit calculation for the year ended December 31, 2023.

As of December 31, 2023, unamortized compensation expense, determined as the market value of the units on the day before the date of grant, related to unvested restricted unit awards was $10.4 million, which is expected to be amortized over a weighted average period of 1.6 years.

Unit Options

(In thousands, except per unit amounts)	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	91	$36.95
Exercised	(91)	$36.95
Options outstanding at December 31, 2023	—	$—
Options exercisable, end of year	—	$—	0.0 years	$—

Unit options are issued with an exercise price no less than the market closing price of the Partnership's units on the day before the date of grant. The unit options in the table above vested over three years and had a maximum term of ten years. As of December 31, 2023, there were no fixed-price unit options outstanding under the 2008 Omnibus Incentive Plan. No options have been granted under the 2016 Omnibus Incentive Plan.

The total intrinsic value of unit options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.7 million, $0.7 million, and $2.0 million, respectively.

Unit Repurchase Plan
On August 3, 2022, we announced our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the year ended December 31, 2023 at an average price of $44.00 per limited partner unit for an aggregate amount of $62.5 million. There were 4.5 million limited partnership units repurchased under the August 2022 repurchase program during the year ended December 31, 2022 at an average price of $41.28 per limited partner unit for an aggregate amount of $187.4 million. There was no remaining availability under the August 2022 repurchase program following April 2023.

On May 4, 2023, we announced our Board of Directors authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were 0.3 million units repurchased under the May 2023 repurchase program during the year ended December 31, 2023 at an average price of $38.27 per limited partner unit for an aggregate amount of $12.0 million. Accordingly, there was a total of 1.7 million units repurchased under the August 2022 and May 2023 repurchase programs during the year ended December 31, 2023 at an average price of $42.97 per limited partner unit for an aggregate amount of $74.5 million. There was $238.0 million of remaining availability under the May 2023 repurchase program as of December 31, 2023.

There were no unit repurchases in 2021.

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

(9) Retirement Plans:
We have a trusteed, contributory retirement plan for most of our full-time employees. This plan permits employees to contribute specified percentages of their salary, matched up to a limit. Matching contributions, net of forfeitures, approximated $6.9 million, $5.7 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had trusteed, noncontributory retirement plans for most of our full-time employees prior to 2023. Contributions were discretionary and amounts accrued were approximately $4.8 million and $1.8 million for the years ended 2022 and 2021, respectively. We did not have a material trusteed, noncontributory retirement plan in 2023.

In addition, as of December 31, 2023, approximately 165 employees are covered by union-sponsored, multi-employer pension plans for which approximately $2.1 million, $2.1 million and $1.9 million were contributed for the years ended December 31, 2023, 2022 and 2021, respectively. A union representing approximately 15 employees decertified in 2023. The related withdrawal liability totaled $0.7 million.

(10) Income and Partnership Taxes:
Federal and state tax legislation in 1997 provided a permanent income tax exemption to existing publicly traded partnerships (PTP), such as Cedar Fair, L.P., with a PTP tax levied on partnership gross income (net revenues less cost of food, merchandise and games revenues) beginning in 1998. In addition, income taxes are recognized for the amount of income taxes payable by Cedar Fair, L.P. and its corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the "Provision for taxes" includes amounts for both the PTP tax and for federal, state, local and foreign income taxes.

The 2023 tax provision totaled $48.0 million, which consisted of a $14.2 million provision for the PTP tax and a $33.8 million provision for income taxes. This compared with a 2022 tax provision of $64.0 million, which consisted of a $14.4 million provision for the PTP tax and a $49.6 million provision for income taxes, and a 2021 tax provision of $20.0 million, which consisted of a $10.3 million provision for the PTP tax and a $9.7 million provision for income taxes. The calculation of the tax provision involves significant estimates and assumptions. Actual results could differ from those estimates.

Significant components of income (loss) before taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Domestic	$114,878	$327,897	$(3,603)
Foreign	57,724	43,760	(24,880)
Total income (loss) before taxes	$172,602	$371,657	$(28,483)
The provision for income taxes was comprised of the following for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Current federal	$21,401	$22,912	$(21,438)
Current state and local	3,754	2,799	1,395
Current foreign	15,390	19,456	2,896
Total current	40,545	45,167	(17,147)
Deferred federal, state and local	(8,710)	6,113	17,870
Deferred foreign	1,953	(1,728)	9,018
Total deferred	(6,757)	4,385	26,888
Total provision for income taxes	$33,788	$49,552	$9,741

The provision for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income (loss) before taxes. The sources and tax effects of the differences were as follows:

(In thousands)	2023	2022	2021
Income tax provision based on the U.S. federal statutory tax rate	$36,246	$78,048	$(5,981)
Partnership (income) loss not subject to corporate income tax	(14,624)	(38,556)	257
State and local taxes, net	4,157	8,154	776
Valuation allowance	9,703	9	14,619
Expired foreign tax credits	—	—	888
Tax credits	(1,392)	(1,483)	(901)
Change in U.S. tax law	332	(107)	(1,326)
Foreign currency translation (gains) losses	(1,220)	4,754	1,143
Nondeductible expenses and other	586	(1,267)	266
Total provision for income taxes	$33,788	$49,552	$9,741
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022 were as follows:

(In thousands)	2023	2022
Deferred tax assets:
Compensation	$15,615	$14,817
Accrued expenses	4,704	4,135
Foreign tax credits	17,991	11,467
Tax attribute carryforwards	13,570	13,823
Foreign currency translation	3,776	5,313
Deferred revenue	1,557	1,911
Lease liability	16,856	19,037
Deferred tax assets	74,069	70,503
Valuation allowance	(32,143)	(24,228)
Net deferred tax assets	41,926	46,275
Deferred tax liabilities:
Property	(69,143)	(76,871)
Intangibles	(20,495)	(20,170)
Right-of-use asset	(15,691)	(18,646)
Deferred tax liabilities	(105,329)	(115,687)
Net deferred tax liability	$(63,403)	$(69,412)

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

As of December 31, 2023, we recorded a $32.1 million valuation allowance consisting of $18.0 million related to foreign tax credits, $10.3 million of state net operating loss carryforwards, $2.4 million related to Canadian capital loss carryforwards and $1.4 million related to other state deferred tax assets. The following table presents the changes to the valuation allowance for the periods presented.

(In thousands)	2023	2022	2021
Beginning Valuation Allowance	$(24,228)	$(24,374)	$(9,755)
Change in Foreign Tax Credit Carryforward Allowance	(6,524)	(3,075)	(6,807)
Change in State Net Operating Loss Carryforward Allowance	(1,310)	2,660	(5,946)
Change in Canadian Capital Loss Carryforward Allowance	(189)	156	(2,437)
Change in Other State Deferred Tax Asset Allowance	108	405	571
Ending Valuation Allowance	$(32,143)	$(24,228)	$(24,374)

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

We have recorded a deferred tax liability of $1.9 million and $1.2 million as of December 31, 2023 and December 31, 2022, respectively, to account for foreign currency translation adjustments in other comprehensive income.

Our unrecognized tax benefits, including accrued interest and penalties, were not material in any year presented. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CMAT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. We will not be subject to the CMAT as our reported earnings for each of the past three years did not exceed $1 billion.

The Canadian government has issued draft Pillar Two legislation (Global Minimum Tax Act), which it intends to enact in 2024, that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax. The Canadian legislation is expected to be effective for our fiscal year beginning January 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities in the Partnership. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which we operate are above the 15% minimum tax rate. We continue to evaluate the legislation and do not expect an exposure to Pillar Two taxes for 2024.

We are subject to taxation in the U.S., Canada and various state and local jurisdictions. Our tax returns are subject to examination by state and federal tax authorities. With few exceptions, we are no longer subject to examination by the major taxing authorities for tax years before 2019.

(11) Lease Commitments:
Our most significant lease commitment is for the land at California's Great America, which we sold on June 27, 2022. Concurrently with the sale of the land, we entered into a lease contract that allows us to operate the park during a six-year term, and we have an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. Upon termination of the lease, we will close existing park operations and remove the rides and attractions from the land. The annual base rent under the lease liability initially was $12.2 million and will increase by 2.5% per year. Upon commencement of the lease, we recognized a right-of-use asset and lease liability equal to the annual base rent for the initial six-year term and estimated lease payments totaling $12.8 million to dismantle and remove rides and attractions upon termination of the lease. The discount rate used to determine the present value of the future lease payments was our incremental borrowing rate. We sublease a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease payments were prepaid, and the corresponding income is being recognized over the lease term, or through 2027. The annual lease income recognized is immaterial.

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

Total lease cost and related supplemental information for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
(In thousands, except for lease term and discount rate)	2023	2022	2021
Operating lease expense	$19,422	$9,857	$2,711
Variable lease expense	382	972	872
Short-term lease expense	9,580	8,769	7,563
Sublease income	(1,436)	(715)	—
Total lease cost	$27,948	$18,883	$11,146

Weighted-average remaining lease term	5.8 years	6.7 years	14.1 years
Weighted-average discount rate	3.9%	3.7%	3.7%
Operating cash flows for operating leases	$16,046	$9,034	$2,299
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$4,306	$85,789	$4,914

Future undiscounted cash flows under our operating leases and a reconciliation to the operating lease liabilities recognized as of December 31, 2023 are included below:

(In thousands)	December 31, 2023
Undiscounted cash flows
2024	$16,330
2025	16,305
2026	16,222
2027	15,865
2028	23,939
Thereafter	8,086
Total	$96,747

Present value of cash flows
Current lease liability	$13,294
Lease Liability	71,951
Total	$85,245

Difference between undiscounted cash flows and discounted cash flows	$11,502

(12) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$319	$319	$432	$432
Other financial assets (liabilities):
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(996,250)	$(1,000,000)	$(985,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(490,000)	$(500,000)	$(476,250)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(298,125)	$(300,000)	$(291,000)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(472,500)	$(500,000)	$(446,250)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $24.5 million and $31.8 million as of December 31, 2023 and December 31, 2022, respectively.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 or December 31, 2022. The "Loss on impairment / retirement of fixed assets" within the consolidated statements of operations and comprehensive income (loss) included the write-off of the net book value of certain property and equipment based on Level 3 inputs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cedar Fair Management, Inc., an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership; see Note 1.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in our definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2023 under the captions "Board of Directors", "Board Committees", and, if required, "Delinquent Section 16(a) Reports".

B. Identification of Executive Officers:

Information regarding executive officers of the Partnership is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Information about our Executive Officers" in Item 1 of Part I and is incorporated herein by reference.

C. Code of Ethics and Certifications:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, we have adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available free of charge on our Investor Relations website (www.ir.cedarfair.com).

We submitted an unqualified Section 303A.12(a) Chief Executive Officer certification to the New York Stock Exchange on June 20, 2023, stating that we were in compliance with the NYSE's Corporate Governance Listing Standards. The Chief Executive Officer and Chief Financial Officer certifications under Section 302 of the Sarbanes-Oxley Act are included as exhibits to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in our definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2023 under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "People, Culture & Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The information required by this item is incorporated by reference to the material in our definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2023 under the caption "Security Ownership of Certain Beneficial Owners and Management".

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan (see Note 8) as of December 31, 2023:

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of units remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	1,599,491	—	636,090
Equity compensation plans not approved by unitholders	—	—	—
Total	1,599,491	—	636,090

(1)The units in column (a) include performance awards and deferred unit awards at the maximum number of units issuable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in our definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2023 under the captions "Certain Relationships and Related Transactions", "Board Independence", and "Board Committees".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in our definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2023 under the caption "Independent Registered Public Accounting Firm Services and Fees".

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	30
(ii)	Consolidated Balance Sheets - December 31, 2023 and 2022	33
(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) - Years ended December 31, 2023, 2022, and 2021	34
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021	36
(v)	Consolidated Statements of Partners' Deficit - Years ended December 31, 2023, 2022, and 2021	35
(vi)	Notes to Consolidated Financial Statements - December 31, 2023, 2022, and 2021	38

A. 2. Financial Statement Schedules

All schedules are omitted as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of November 2, 2023, by and among Cedar Fair, L.P., Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub, LLC. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 2, 2023.

2.2
Voting and Support Agreement, dated as of November 2, 2023, by and between Cedar Fair, L.P., Six Flags Entertainment Corporation, and H Partners, LP and certain of its affiliates. Incorporated herein by reference to Exhibit 2.2 to the Registrant's Form 8-K (File No. 001-09444) filed November 2, 2023.

3.1 (i)	Cedar Fair, L.P. Second Amended and Restated Certificate of Limited Partnership.
3.1 (ii)	Amendment to Second Amended and Restated Certificate of Limited Partnership.
3.2
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

4.1 (i)
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

Exhibit Number	Description

4.1 (ii)
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

4.1 (iii)
First Supplemental Indenture, dated as of July 29, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the 2027 Notes (furnished herewith).

4.1 (iv)
Second Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the 2027 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.2 (i)
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

4.2 (ii)
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

4.2 (iii)
First Supplemental Indenture, dated as of July 29, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the 2029 Notes (furnished herewith).

4.2 (iv)
Second Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the 2029 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.3 (i)
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

4.3 (ii)
First Supplemental Indenture, dated as of July 29, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 27, 2020, relating to the 2025 Notes (furnished herewith).

4.3 (iii)
Second Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 27, 2020, relating to the 2025 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.4 (i)
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

4.4 (ii)
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

4.4 (iii)
First Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of October 7, 2020, relating to the 2028 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.5	Description of Registrant's Securities. Incorporated herein by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 001-09444) filed on February 21, 2020.

Exhibit Number	Description

10.1 (i)
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

10.1 (ii)
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

10.1 (iii)
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

10.1 (iv)
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

10.1 (v)
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

10.1 (vi)
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

10.1 (vii)
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

10.2	Cedar Fair, L.P. 2008 Omnibus Incentive Plan dated as of May 15, 2008. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 20, 2008. (+)
10.3	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 1, 2011. (+)
10.4
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-09444) filed on May 9, 2014. (+)

10.5
Standard Form of Employment Agreement (non-CEO) with certain Section 16 Officers (December 2014). Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2015. (+)

10.6
Cedar Fair, L.P. 2008 Omnibus Incentive Plan Form of Deferred Unit Award Agreement (2016 Version). Incorporated herein by reference to Exhibit 10.21 to the Registrant's Form 10-K (File No. 001-09444) filed on February 26, 2016. (+)

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

10.9
Employment Agreement, dated December 18, 2017, by and among Cedar Fair L.P., Cedar Fair Management, Inc., Magnum Management Corporation, and Tim Fisher. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on December 19, 2017. (+)

10.10
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.11
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.12
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

Exhibit Number	Description

10.13
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.14
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.15
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.16
Contract of Sale, dated June 27, 2022, by and between California’s Great America, LLC and Prologis, L.P. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on June 27, 2022.

10.17
Transition and Release Agreement, dated August 7, 2022, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Craig Heckman. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on August 10, 2022. (+)

10.18
Cedar Fair, L.P. Executive and Management Severance Plan dated November 10, 2022. Incorporated herein by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 001-09444) filed on February 17, 2023. (+)

10.19
Offer Letter of Employment, Agreed and Accepted November 8, 2021, between Cedar Fair, L.P. and Brian Nurse. Incorporated herein by reference to Exhibit 10.32 to the Registrant's Form 10-K (File No. 001-09444) filed on February 17, 2023. (+)

10.20
Cedar Fair, L.P. 2016 Omnibus Incentive Plan Form of Deferred Unit Award Agreement. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Form 10-K (File No. 001-09444) filed on February 17, 2023. (+)

10.21
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.22
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Severance Plan Version). Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.23
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2023 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.24
2016 Omnibus Incentive Plan Form of Performance Unit Award Declaration (2023 Severance Plan Version). Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.25	Cedar Fair, L.P. Executive Officer Acknowledgment and Agreement to Clawback Policy As Adopted October 23, 2023. (+)
10.26	2016 Omnibus Incentive Plan Form of Performance-Based Phantom Unit Award Agreement. (+)
10.27	Transition and Release Agreement, dated December 11, 2023, by and between Cedar Fair, L.P., Cedar Fair Management, Inc., Magnum Management Corporation and Kelley S. Ford. (+)
21	Subsidiaries of Cedar Fair, L.P.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Registrant's Form 10-K (File No. 001-09444) filed on February 18, 2022.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Cedar Fair, L.P. Clawback Policy As Adopted October 23, 2023. (+)
101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
(+) Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     February 16, 2024
By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	Director, President and Chief Executive Officer	February 16, 2024
	Richard A. Zimmerman	(Principal Executive Officer)

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	February 16, 2024
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	February 16, 2024
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	February 16, 2024
Daniel J. Hanrahan

/S/	Nina Barton	Director	February 16, 2024
Nina Barton

/S/	Louis Carr	Director	February 16, 2024
Louis Carr

/S/	Michelle M. Frymire	Director	February 16, 2024
Michelle M. Frymire

/S/	Jennifer Mason	Director	February 16, 2024
Jennifer Mason

/S/	D. Scott Olivet	Director	February 16, 2024
D. Scott Olivet

/S/	Carlos A. Ruisanchez	Director	February 16, 2024
Carlos A. Ruisanchez